Form 10-Q
period 1996-03-31
SELECTIVE INSURANCE GROUP INC
filed 1996-05-15
CIK 230557

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
                                     =========
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .March 31, 1996

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . .to

Commission file number:  0-8641

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                  22-2168890
        ----------                                  ----------
(State or other jurisdiction             (I.R.S. Employer Identification No,)
 of incorporation or organization)

      40 Wantage Avenue, Branchville, New Jersey        07890
      ------------------------------------------        -----
      (Address of principal executive offices)        (Zip Code)

                                   201-948-3000
                                   ------------
                         (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to
such filing requirements for the past 90 days.        Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common stock, par value $2 per share, outstanding as of April 30, 1996: 14,520,885

                    PART I   FINANCIAL INFORMATION
                    ==============================

Item 1.  Financial Statements.
- - ------------------------------

                    SELECTIVE INSURANCE GROUP, INC.
                    -------------------------------
                      Consolidated Balance Sheets
                      ---------------------------

                                                      (unaudited)
(dollars in thousands)
ASSETS                                                  March 31    Dec. 31
- - ------                                                    1996       1995
Investments:                                            --------    --------
Debt securities, held-to-maturity -
     at amortized cost(fair value of
     $444,844 - 1996; $460,444 - 1995)                $   430,620    439,585
Debt securities, available-for-sale - at fair value
     (amortized cost of $935,833 - 1996; $902,375 - 1995) 956,501    949,004
Equity securities, available-for-sale - at fair value
     (cost of $93,926 - 1996; $76,858 - 1995)             141,134    117,522
Short-term investments (at cost which approximates
     fair value)                                           22,895     47,306
Other investments (at cost which approximates
     fair value)                                           10,685     10,721
                                                        ---------  ---------
   Total investments                                    1,561,835  1,564,138

Interest and dividends due or accrued                      23,317     23,619
Premiums and other receivables                            160,357    165,194
Reinsurance recoverable on paid losses and loss expenses 5,676 5,169 Reinsurance recoverable on unpaid losses and
     loss expenses                                        138,874    121,369
Prepaid reinsurance premiums                               37,552     39,952
Deferred Federal income tax                                39,416     32,202
Real estate, furniture and equipment                       49,145     49,373
Deferred policy acquistion costs                           81,685     82,200
Excess of cost over fair value of net assets acquired      10,245     10,362
Other assets                                               22,115     19,499
                                                        ---------  ---------
   Total assets                                      $  2,130,217  2,113,077
                                                        =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
- - ------------
Reserve for losses                                    $   987,784    953,251
Reserve for loss expenses                                 170,867    166,801
Unearned premiums                                         338,247    343,887
Convertible subordinated debentures                         7,282      7,292
Notes payable                                             104,000    104,000
Current Federal income tax                                  1,705      1,993
Other liabilities                                          90,032     99,104
                                                        ---------  ---------
   Total liabilities                                    1,699,917  1,676,328
                                                        ---------  ---------
Stockholders' Equity:
- - ---------------------
Common stock of $2 par value per share:
Authorized shares: 90,000,000
Issued: 17,764,144 - 1996; 17,647,178 - 1995               35,528     35,294
Additional paid-in capital                                 49,773     46,071
Net unrealized gains on available-for-sale securities,
     net of deferred income tax effect                     44,119     56,740
Retained earnings                                         352,150    347,318
Treasury stock - at cost (shares: 3,248,334 - 1996;
     3,247,189 - 1995)                                    (46,471)   (46,429)
Notes receivable from stock sales and deferred
     compensation expense                                  (4,799)    (2,245)
                                                        ---------  ---------
   Total stockholders' equity                             430,300    436,749
                                                        ---------  ---------
   Total liabilities and stockholders' equity         $ 2,130,217  2,113,077
                                                        =========  =========

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                       ===============================

                      Consolidated Statements of Income
                      ---------------------------------
                                (unaudited)



(in thousands, except per share data)

                                                            Quarter ended
                                                              March 31
Revenues:                                                  1996       1995
- - ---------                                                 -------    -------
Net premiums written                                    $ 173,447    191,567
Net decrease (increase) in unearned premiums
     and prepaid reinsurance premiums                       3,240    (13,001)
                                                          -------    -------
Net premiums earned                                       176,687    178,566
Net investment income earned                               24,011     21,724
Net realized gains (losses) on investments                    429        (87)
Other income                                                  758        826
                                                          -------    -------
   Total revenues                                         201,885    201,029
                                                          -------    -------

Expenses:
- - ---------
Losses incurred                                           115,396    105,831
Loss expenses incurred                                     19,772     20,800
Policy acquisition costs                                   52,706     53,730
Dividends to policyholders                                  1,428      1,864
Interest expense                                            2,323      2,325
Other expenses                                                721      1,031
                                                          -------    -------
   Total expenses                                         192,346    185,581
                                                          -------    -------
Income before Federal income tax                            9,539     15,448
Federal income tax expense (benefit):                      -------    -------
Current                                                     1,067      3,567
Deferred                                                     (418)      (964)
                                                          -------    -------
    Total Federal income tax expense                          649      2,603
                                                          -------    -------
Net income                                              $   8,890     12,845
                                                          =======    =======

Earnings per share:
- - -------------------
   Net income-primary                                   $     .61        .90

   Net income-fully diluted                             $     .60        .88

Dividends to stockholders                               $     .28        .28

See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                         ===============================
                       Consolidated Statements of Cash Flows
                       -------------------------------------
                                   (unaudited)

                                                      Quarter ended March 31
(in thousands)                                            1996        1995
Operating Activities                                      ----        ----
- - ---------------------
Net income                                             $   8,890      12,845
Adjustments to reconcile net income to net cash          -------     -------
     provided by operating activities:
Increase in reserves for losses and loss expenses         38,599      22,642
Increase (decrease) in unearned premiums                  (5,640)     10,833
Decrease in Federal income tax                              (706)     (1,197)
Depreciation and amortization                              1,249       1,371
Decrease (increase) in premiums and other receivables      4,837     (11,256)
Decrease (increase) in deferred policy acquisition costs     515      (2,500)
Decrease (increase) in interest and dividends due
     and accrued                                             302        (432)
Increase in reinsurance recoverable on paid
     losses and expenses                                    (507)       (831)
Decrease (increase) in reinsurance recoverable on
     unpaid losses and expenses                          (17,505)        677
Decrease in prepaid reinsurance premiums                   2,400       2,168
Net realized (gains) losses on investments                  (429)         87
Other - net                                              (13,789)        (16)
                                                         -------     -------
Net adjustments                                            9,326      21,546
                                                         -------     -------
Net cash provided by operating activities                 18,216      34,391
                                                         -------     -------
Investing Activities
- - --------------------
Purchase of debt securities, held-to-maturity            (18,168)    (20,996)
Purchase of debt securities, available-for-sale          (49,841)    (13,922)
Purchase of equity securities, available-for-sale        (17,628)     (1,575)
Sale of debt securities, available-for-sale               11,200         -
Redemption and maturities of debt securities,
     held-to-maturity                                     27,019       9,337
Redemption and maturities of debt securities,
     available-for-sale                                    5,644         170
Sale of equity securities, available-for-sale                739         431
Proceeds of other investments                                 47          16
Increase in net payable from security
     transactions not settled                              1,845         175
Net additions to real estate, furniture and equipment       (979)       (849)
                                                         -------     -------
Net cash used in investing activities                  $ (40,122)    (27,213)
                                                         -------     -------

See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                         ===============================
                 Consolidated Statements of Cash Flows, continued
                 -------------------------------------------------
                                   (unaudited)

                                                      Quarter ended March 31
(in thousands)                                            1996        1995
Financing Activities                                      ----        ----
- - --------------------
Dividends to stockholders                              $  (4,058)     (3,978)
Acquisition of treasury stock                                (42)        (88)
Net proceeds from dividend reinvestment plan                 286         295
Net proceeds from employee and agent
     stock plans                                           3,640       1,635
Proceeds from notes receivable from stock sale
     and additions to deferred compensation expense       (2,331)       (841)
                                                         -------     -------
Net cash used in financing activities                     (2,505)     (2,977)
                                                         -------     -------
Net increase (decrease) in short-term investments        (24,411)      4,201
Short-term investments at beginning of year               47,306      30,631
                                                         -------     -------
Short-term investments at end of period                $  22,895      34,832
                                                         =======     =======

Supplemental disclosures of cash flow information
- - -------------------------------------------------

Cash paid during the period for:
Interest                                               $   2,687       2,547
Federal income tax                                         1,355       3,800

Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures             10          30


See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
- - ----------------------------------------------------

1.   Basis of Presentation

     ---------------------

     The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to the Parent Company, Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Reinsurance
     -----------

     The following is a table of assumed and ceded amounts by income statement caption:


                                 Quarter ended March 31
(in thousands)                  1996                1995
- - -----------------------------------------------------------------------------

Net premiums written:
     Assumed                  $  7,750               4,801
     Ceded                     (22,969)            (22,865)

Net premiums earned:
     Assumed                  $  8,449               8,772
     Ceded                     (25,370)            (24,692)

Losses incurred:
     Assumed                  $  3,395               8,870
     Ceded(1)                  (30,035)             (9,874)

Loss expenses incurred:
     Assumed                  $    518                 392
     Ceded                      (1,416)               (621)

  (1) The significant increase in ceded losses incurred for the first quarter of 1996 reflected flood and winter storm claims which generated reinsurance loss recoveries of $13.4 million and $4.4 million, respectively. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.

Item 2.   Management's Discussion and Analysis of Financial Condition and
- - ------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated.

Results of Operations
- - ---------------------

Comparison of First Quarter of 1996 to First Quarter of 1995
- - ------------------------------------------------------------

Revenues
- - --------

Net premiums written for the first quarter of 1996 decreased by 9.5%, or $18.1 million, over the same period in 1995. The reduction in net premiums written occurred in the Strategic Business Units ("SBUs") writing commercial lines, where net premiums written declined by 13.0%, or $18.1 million. The decrease in premium volume for the first quarter of 1996 coupled with the higher premium volume recorded during 1995 translated into an overall decline in total net premiums earned of 1.1%, or $1.9 million, in the first quarter of 1996 over the same period in 1995.

The decrease in net premiums written for the first quarter of 1996 compared to the first quarter of 1995 was in all commercial lines SBUs, except for bonds, and reflected: (i) enhanced service levels in 1995 which reduced premium processing backlog, thereby increasing the 1995 premium volume by approximately $25 million; (ii) a reduction in premium volume of approximately $7 million due to agency terminations; and (iii) a highly competitive commercial lines marketplace. These items were partially offset by an increase in new business.

The personal lines SBU net premiums written remained relatively consistent for the first quarter of 1996 compared to the same period one year ago. Additional premiums generated from rate increases in the New Jersey personal automobile line of insurance ($1.5 million) were partially offset by higher New Jersey Unsatisfied Claim and Judgment Fund ("UCJF") ceded premiums of $0.9 million and a reduction in exposure as measured by policy in-force counts, which reduced premiums by $0.4 million.

    Net investment income earned for the first quarter of 1996 increased 10.5%, or $2.3 million, over the same period in 1995. The rise was primarily due to income generated from investments acquired from cash provided by operating activities during 1995 and 1996. The growth in investment income was partially offset by redemptions and maturities during 1995 of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace. These factors, coupled with the increase in fair value of both the available-for-sale debt and equity securities recognized during 1995, reduced the Company's overall annualized investment yield for the quarter to 6.2% for 1996, down from 6.5% for the same period one year ago.

Expenses
- - --------

The ratio of losses and loss expenses incurred to net premiums earned for the first quarter of 1996 was 76.5%, up from 70.9% for the first quarter of 1995. The 5.6 point increase in the loss and loss expense ratio, for the most part, reflected numerous winter storm claims which primarily impacted the personal lines, mercantile and service, public entities, as well as the habitational and recreational SBUs. These weather-related claims, which amounted to $9.5 million (net of $4.4 million of reinsurance), increased the loss and loss expense ratio for the first quarter of 1996 by 5.4 points.

Overall, the commercial lines SBUs loss and loss expense ratio has experienced improvement in both the general liability and workers' compensation lines of insurance due to rate increases. However, such improvement was offset by less favorable results in property and commercial automobile lines of insurance (excluding the effects of the winter storms). The increase in the loss and loss expense ratio in property insurance was due to the higher level of claim severity and the increase in commercial automobile insurance was due to claim frequency within the current accident year.

The ratio of policy acquisition costs to net premiums earned for the first quarter of 1996 declined to 29.8% from 30.1% for the same period in 1995. The decline in the ratio principally reflected the reduction in the New Jersey Fair Automobile Insurance Reform Act ("FAIRA") assessment. As of December 31, 1995, the Company had fully reserved for future FAIRA assessments. During 1995, the Company incurred FAIRA assessments of $7.4 million of which $1.9 million was charged to the first quarter of 1995. Partially offsetting the reduced FAIRA assessment was an increase in labor costs expressed as a percentage of net premiums earned.

    Total Federal income tax expense decreased by $2.0 million to $0.6 million for the first quarter of 1996, compared to $2.6 million for the first quarter of 1995. The Company's effective tax rate was an expense of 6.8% and 16.9% for the first quarter of 1996 and 1995, respectively. The Company's effective tax rate differs from the Federal corporate tax rate of 35% primarily as a result of tax-exempt investment income. The effective tax rate in the first quarter of 1996 was lower than the first quarter of 1995 due to the higher level of underwriting losses attributable to the winter storms in 1996.

Income
- - ------

Operating income, income excluding net realized gains on investments (net of tax effect), for the first quarter of 1996 decreased 33.3% to $8.6 million, or $.59 per primary share, compared to $12.9 million, or $.90 per share, for the same period in 1995. The Company recognized a net gain on the sale of investments (net of tax effect), for 1996 of $0.3 million, or $.02 per share, compared to a $0.1 million loss, which had no impact on earnings per share, for the same period in 1995. Net income for the first quarter of 1996 decreased 30.8% to $8.9 million, or $.61 per primary share, from $12.8 million, or $.90 per share, for the same period in 1995. First quarter 1996 net income was reduced by $6.2 million, or $.43 per share as a result of underwriting losses attributable to the winter storms.

Financial Condition, Liquidity and Capital Resources
- - ----------------------------------------------------

Selective is an insurance holding company whose principal assets are its investments in its insurance subsidiaries. As an insurance holding company, Selective meets its cash requirements through proceeds from the sales of Selective's common stock and dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements.

Total assets increased 0.8%, or $17.1 million, from December 31, 1995 to March 31, 1996. The growth in total assets reflected: (i) a $17.5 million increase in reinsurance recoverable on unpaid losses and expenses principally due to flood claims ($9.9 million) as well as winter storms ($2.6 million) during the first quarter of 1996; and (ii) a $7.2 million increase in deferred Federal income taxes, mainly due to tax benefits related to the net unrealized loss recognized for the first quarter of 1996 on available-for-sale securities. These items were partially offset by a $2.3 million decrease in total investments. The decrease in investments reflected the combination of: (i) higher interest rates available during the first quarter of 1996, which reduced the fair value of the debt securities, available-for-sale by $26.0 million; (ii) a continued rise in the equity market during the first quarter of 1996, which increased the fair value of equity securities by $6.5 million; and (iii) additional investments ($16.6 million) purchased with the net cash provided by operating activities.

The rise in total liabilities of 1.4%, or $23.6 million, from December 31, 1995 to March 31, 1996 was mainly attributable to increases in reserves for losses and loss expenses of $38.6 million due to: (i) outstanding reserves for

1996 winter storm losses of $7.2 million; (ii) outstanding reserves for 1996 flood losses of $9.9 million; and (iii) normal reserve increases. This increase was partially offset by a $5.6 million decrease in unearned premiums and a $9.1 million decrease in other liabilities. The reduction in other liabilities reflected the payment of certain assessments and 1995 profit sharing incentives during the first quarter of 1996.


The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes and dividends to policyholders and Selective's stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. For the quarters ended March 31, 1996 and 1995, cash provided by operating activities amounted to $18.2 million and $34.4 million, respectively. The decrease in cash provided by operating activities in the first quarter of 1996 was in part due to: (i) a $5.0 million increase in the 1996 UCJF assessment payment; (ii) increased loss and loss expenses paid due, in part, to the winter storms; and (iii) increases in 1995 incentives and profit sharing amounts paid during the first quarter of 1996. The Company expects to continue to generate cash from operations over the balance of the year.

Part II  OTHER INFORMATION
- - --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

(a) The registrant's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 3, 1996.

(b) The names of the directors elected and the votes cast for the election of directors were as follows:

                            Elected
                            For Term                   Votes       Broker
Name                        Expiring      For         Withheld    Non-votes
- - ----                        --------      ---         --------    ---------

William A. Dolan, II          1999     12,119,863      191,309        0
William C. Gray, D.V.M.       1999     12,117,745      193,427        0
Frederick H. Jarvis           1999     12,077,992      233,180        0
Joan M.  Lamm-Tennant, Ph.D.  1999     12,117,948      193,224        0
A. David Brown                1997     12,061,906      249,266        0
J. Brian Thebault             1997     12,003,502      307,670        0

          The other directors whose terms continued after the Annual Meeting are Messrs. James W. Entringer, C. Edward Herder, William M. Kearns, Jr., S. Griffin McClellan, III, Russell R. Moffett, William M. Rue, and Thomas D. Sayles, Jr.

(c) The proposal to approve the Selective Insurance Group, Inc. Stock Compensation Plan for Non-employee Directors was adopted and the votes cast were as follows:
                                                                  Broker
                  For          Against            Abstain        Non-votes
                  ---          -------            -------        ---------

               10,963,103     1,091,829           256,240             0


Item 6.  Exhibits and Reports on Form 8-K
- - ----------------------------------------
(a)    Exhibits

Exhibit
Number
- - -------

  11   Statement Re Computation of Per Share Earnings

(b)    Reports on Form 8-K

       None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SELECTIVE INSURANCE GROUP, INC.
                    -------------------------------
                              Registrant


Date:     May 14, 1996


By:  /s/James W. Entringer
     ---------------------
     James W. Entringer,
     Chairman of the Board,
     President, and
     Chief Executive Officer


Date:     May 14, 1996


By:  /s/Gregory E. Murphy
     --------------------
     Gregory E. Murphy,
     Senior Vice President
     and Chief Financial Officer

                    SELECTIVE INSURANCE GROUP, INC.
                    ------------------------------
                           INDEX TO EXHIBITS
                           -----------------

                                                            Form
                                                            10-Q
Exhibit No.                                                 Page
- - ----------                                                  ----

    11    Statement Re Computation of  per Share Earnings    13

EXHIBIT 11

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------

                                                     Quarter ended March 31
                                                      1996           1995
(in thousands, except per share data)
- - -----------------------------------------------------------------------------

Primary earnings per share:

     Net income                                 $      8,890         12,845
     Weighted average number of shares of
     common stock outstanding                     14,460,498     14,205,607

     Net income per share of common stock       $        .61            .90
                                                  ==========     ==========


Fully diluted earnings per share:

     Income applicable to common stock
     on a fully diluted basis:

     Net income                                 $      8,890         12,845
     Interest on convertible debentures                  158            161
     Amortization of other debt expenses                   2              2
     Tax effect on interest and debt expenses            (56)           (57)
                                                  ----------     ----------
                                                $      8,994         12,951
                                                  ==========     ==========

Weighted average number of shares
outstanding on a fully diluted basis:

     Weighted average number of shares of
     common stock outstanding                     14,460,498     14,205,607
     Additional shares assuming conversion
     of debentures                                   514,093        519,392
                                                  ----------     ----------
                                                  14,974,591     14,724,999
                                                  ==========     ==========

Fully diluted income per share of common stock  $        .60            .88
                                                  ==========     ==========