Form 10-Q
period 1996-06-30
SELECTIVE INSURANCE GROUP INC
filed 1996-08-14
CIK 230557

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
                                     =========
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Common stock, par value $2 per share, outstanding as of
     July 31, 1996:   14,603,058

                         PART I   FINANCIAL INFORMATION
                         ==============================

Item 1.  Financial Statements.
- - -----------------------------

                          SELECTIVE INSURANCE GROUP, INC.
                          ===============================
                            Consolidated Balance Sheets
                            ---------------------------

(dollars in thousands)                               (unaudited)

ASSETS                                                 June 30      Dec. 31
- - ------                                                  1996         1995
Investments:                                           --------     --------
Debt securities, held-to-maturity -
     at amortized cost(fair value of
     $464,036-1996; $460,444-1995)                  $   454,517      439,585
Debt securities, available-for-sale - at fair value
     (amortized cost of $922,875-1996; $902,375-1995)   931,145      949,004
Equity securities, available-for-sale - at fair value
     (cost of  $95,235-1996; $76,858-1995)              147,842      117,522
Short-term investments (at cost which approximates
     fair value)                                         33,067       47,306
Other investments (at cost which approximates
     fair value)                                         10,721       10,721
                                                      ---------    ---------
   Total investments                                  1,577,292    1,564,138

Interest and dividends due or accrued                    23,885       23,619
Premiums and other receivables                          167,453      165,194
Reinsurance recoverable on paid losses and
     loss expenses                                        7,091        5,169
Reinsurance recoverable on unpaid losses and
     loss expenses                                      128,326      121,369
Prepaid reinsurance premiums                             36,970       39,952
Deferred Federal income tax                              41,155       32,202
Real estate, furniture and equipment                     48,888       49,373
Deferred policy acquistion costs                         82,100       82,200
Excess of cost over fair value of net assets acquired    10,128       10,362
Other assets                                             19,736       19,499
                                                      ---------    ---------
   Total assets                                     $ 2,143,024    2,113,077
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities:
- - -----------
Reserve for losses                                  $   984,996      953,251
Reserve for loss expenses                               173,023      166,801
Unearned premiums                                       336,357      343,887
Convertible subordinated debentures                       7,282        7,292
Notes payable                                           104,000      104,000
Current Federal income tax                                3,174        1,993
Other liabilities                                        95,122       99,104
                                                      ---------    ---------
   Total liabilities                                  1,703,954    1,676,328
                                                      ---------    ---------
Stockholders' Equity:
- - --------------------
Common stock of $2 par value per share:
Authorized shares: 90,000,000
Issued:  17,816,669 - 1996; 17,647,178 - 1995            35,633       35,294
Additional paid-in capital                               51,131       46,071
Net unrealized gains on available-for-sale securities,
     net of deferred income tax effect                   39,570       56,740
Retained earnings                                       363,654      347,318
Treasury stock - at cost (shares:  3,249,136 - 1996;
     3,247,189 - 1995)                                  (46,497)     (46,429)
Notes receivable from stock sales and deferred
 compensation expense                                    (4,421)      (2,245)
                                                      ---------    ---------
   Total stockholders' equity                           439,070      436,749
                                                      ---------    ---------
   Total liabilities and stockholders' equity       $ 2,143,024    2,113,077
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

                      SELECTIVE INSURANCE GROUP, INC.
                      ===============================

                      Consolidated Statements of Income
                      ---------------------------------
                                (unaudited)


(in thousands, except per share data)
                                         Quarter ended     Six months ended
                                            June 30            June 30
Revenues:                               1996      1995      1996      1995
- - ---------                              -------   -------   -------   -------
Net premiums written                 $ 174,767   193,426   348,214   384,993
Net increase (decrease) in unearned
     premiums and prepaid reinsurance
     premiums                            1,307    (7,459)    4,547   (20,460)
                                       -------   -------   -------   -------
Net premiums earned                    176,074   185,967   352,761   364,533
Net investment income earned            23,783    22,464    47,794    44,188
Net realized gains (losses)
     on investments                        934      (313)    1,363      (400)
Other income                               767       906     1,525     1,732
                                       -------   -------   -------   -------
  Total revenues                       201,558   209,024   403,443   410,053
                                       -------   -------   -------   -------


Expenses:
- - ---------
Losses incurred                        105,399   112,847   220,795   218,678
Loss expenses incurred                  19,072    20,186    38,844    40,986
Policy acquisition costs                52,513    55,402   105,219   109,132
Dividends to policyholders               1,317     1,769     2,745     3,633
Interest expense                         2,323     2,324     4,646     4,649
Other expenses                           1,085     1,814     1,806     2,845
                                       -------   -------   -------   -------
   Total expenses                      181,709   194,342   374,055   379,923
                                       -------   -------   -------   -------

Income before Federal income tax        19,849    14,682    29,388    30,130
                                       -------   -------   -------   -------
Federal income tax expense (benefit):
Current                                  3,569     3,765     4,636     7,332
Deferred                                   710    (1,388)      292    (2,352)
                                       -------   -------   -------   -------
    Total Federal income tax expense     4,279     2,377     4,928     4,980
                                       -------   -------   -------   -------

Net income                           $  15,570    12,305    24,460    25,150
                                       =======   =======   =======   =======
Earnings per share:
- - -------------------
   Net income-primary                $    1.07       .86      1.69      1.77

   Net income-fully diluted          $    1.04       .84      1.64      1.72

Dividends to stockholders            $     .28       .28       .56       .56

See accompanying notes to unaudited consolidated financial statements

                         SELECTIVE INSURANCE GROUP, INC.
                         ===============================
                       Consolidated Statements of Cash Flows
                       -------------------------------------
                                   (unaudited)
                                                     Six months ended June 30
(in thousands)                                            1996        1995
Operating Activities                                      ----        ----
- - --------------------
Net income                                           $    24,460      25,150
Adjustments to reconcile net income to
     net cash provided by operating activities:
Increase in reserves for losses and loss expenses         37,967      54,185
Increase (decrease) in unearned premiums                  (7,530)     14,858
Increase (decrease) in Federal income taxes                1,474      (6,936)
Depreciation and amortization                              2,501       2,731
Increase in premiums and other receivables                (2,259)    (21,715)
Decrease (increase) in deferred policy acquisition costs     100      (4,600)
Increase in interest and dividends due or accrued           (266)       (496)
Increase in reinsurance recoverable on paid
     losses and expenses                                  (1,922)       (964)
Increase in reinsurance recoverable on unpaid
     losses and expenses                                  (6,957)     (3,305)
Decrease in prepaid reinsurance premiums                   2,982       5,602
Net realized losses (gains) on investments                (1,364)        400
Other - net                                              (16,273)      5,078
                                                         -------     -------
Net adjustments                                            8,453      44,838
                                                         -------     -------
Net cash provided by operating activities                 32,913      69,988
                                                         -------     -------
Investing Activities
- - --------------------
Purchase of debt securities, held-to-maturity            (56,968)    (58,838)
Purchase of debt securities, available-for-sale          (51,841)    (47,963)
Purchase of equity securities, available-for-sale        (20,905)     (3,079)
Sale of debt securities, available-for-sale               11,200      14,696
Redemption and maturities of debt securities,
     held-to-maturity                                     41,792      20,783
Redemption and maturities of debt securities,
     available-for-sale                                   20,819       4,443
Sale of equity securities, available-for-sale              3,639         574
Proceeds from other investments                               63          33
Increase in net payable from security
     transactions not settled                             12,430       2,379
Net additions to real estate, furniture and equipment     (1,919)     (1,734)
                                                         -------     -------
Net cash used in investing activities                $   (41,690)    (68,706)
                                                         -------     -------

See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                         ===============================
                 Consolidated Statements of Cash Flows, continued
                 ------------------------------------------------
                                 (unaudited)

                                                     Six months ended June 30
(in thousands)                                            1996        1995
Financing Activities                                      ----        ----
- - --------------------
Dividends to stockholders                         $     (8,124)     (7,966)
Acquisition of treasury stock                              (68)       (110)
Net proceeds from dividend reinvestment plan               579         586
Net proceeds from employee, agent and director
     stock plans                                         4,810       3,010
Proceeds from notes receivable from stock sale
     and additions to deferred compensation expense     (2,659)       (832)
                                                       -------     -------
Net cash used in financing activities                   (5,462)     (5,312)
                                                       -------     -------
Net decrease in short-term investments                 (14,239)     (4,030)
Short-term investments at beginning of year             47,306      30,631
                                                       -------     -------
Short-term investments at end of period           $     33,067      26,601
                                                       =======     =======

Supplemental disclosures of cash flow information
- - -------------------------------------------------
Cash paid during the period for:
Interest                                          $      4,966       4,507
Federal income tax                                       3,455      11,915

Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures           10          40


See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
- - ----------------------------------------------------

1.   Basis of Presentation
     ---------------------

     The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to the Parent Company, Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Reinsurance
     -----------

     The following is a table of assumed and ceded amounts by income statement caption:

- - -----------------------------------------------------------------------------
                                 Quarter ended         Six months ended
                                    June 30                June 30
(in thousands)                 1996        1995        1996        1995
- - -----------------------------------------------------------------------------
Net premiums written:
     Assumed                 $  6,897      8,205      14,647      13,006
     Ceded                    (24,484)   (23,407)    (47,453)    (46,272)

Net premiums earned:
     Assumed                 $  8,186     12,581      16,635      21,353
     Ceded                    (25,065)   (24,182)    (50,435)    (48,874)

Losses incurred:
     Assumed                 $  4,081      9,713       7,476      18,583
     Ceded(1)                 (11,130)   (12,410)    (41,165)    (22,284)

Loss expenses incurred:
     Assumed                 $    521        699       1,039       1,091
     Ceded                       (706)      (433)     (2,122)     (1,054)

- - -----------------------------------------------------------------------------

     (1) The significant increase in ceded losses incurred for the six months ended June 30, 1996 reflected flood and weather-related winter storm claims which generated reinsurance loss recoveries of $13.4 million and $5.0 million, respectively. The flood business is ceded 100% to the National Flood Insurance Program and, therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.

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

Results of Operations
- - ---------------------

Comparison of Second Quarter and Six Months Ended June 30, 1996 to Second
- - -------------------------------------------------------------------------
Quarter and Six Months Ended June 30, 1995
- - ------------------------------------------

Revenues
- - --------

Net premiums written for the quarter and six months ended June 30, 1996 decreased by 9.6%, or $18.7 million, and 9.6%, or $36.8 million, respectively, compared to the same periods in 1995. Most of the premium decline occurred in the Strategic Business Units ("SBUs") writing commercial lines insurance, where net premiums written decreased by 12.6%, or $17.2 million for the quarter and 12.8%, or $35.3 million for the six months ended June 30, 1996. The decrease in premiums written for the quarter and six months ended June 30, 1996, coupled with the higher premium volume recorded during the corresponding 1995 periods, translated into an overall decrease in total net premiums earned of 5.3%, or $9.9 million, for the quarter and 3.2%, or $11.8 million, for the six months ended June 30, 1996, compared to the same periods in 1995.

The decrease in net premiums written for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 was in all commercial lines SBUs, except for bonds, and primarily reflected: (i) higher premiums recorded in the corresponding 1995 periods due to the reduction in premium processing backlog of approximately $9 million and $18 million, respectively;
(ii) a reduction in premium volume of approximately $7 million and $11 million, respectively, due to agency terminations; (iii) a reduction in retention business (renewals) attributable to a highly competitive commercial lines marketplace and the Company's reunderwriting (re-evaluating) of certain business classes, resulting in non-renewals, offset by an increase in new business; and (iv) recent rate decreases, mainly in the workers' compensation line of insurance. In addition, both commercial and personal lines SBUs net premiums written were reduced by higher ceded premiums recorded for the New Jersey Unsatisfied Claim and Judgment Fund for the quarter and six months ended June 30, 1996 of $0.6 million and $1.9 million, respectively, over the same periods in 1995.


The personal lines SBU net premiums written remained relatively consistent for the quarter and six months ended June 30, 1996 compared to the same periods in 1995. Additional premiums generated from rate increases in New Jersey personal automobile ($1.6 million for the quarter and $3.1 million for the six months ended June 30, 1996) were offset by a reduction in the number of policies in-force in the personal automobile line of insurance of approximately 2,000 policies.

The property and casualty industry is presently very competitive. In these current conditions, the Company's position is to maintain its pricing discipline and commitment to long-term profitability by rejecting underpriced risks without regard to premium volume considerations. However, as a result of price competition, the Company is reducing rates in certain lines of commercial insurance, which is expected to impact, when fully implemented, net premiums written and earned by approximately $9 million. In addition to price competition, alternative self-insurance mechanisms have become more prevalent which reduces the demand for traditional insurance, but creates the opportunity to service self-insured entities. In 1993, the Company organized Selective Technical Administrative Resources, Inc. ("SelecTech") to provide third-party administrative services for public entities that self-insure. These services include claims administration, loss control and risk management. In its third year of operation, SelecTech continues to expand its operations in the self-insurance market in an effort to attract customers that choose alternative methods of insurance. In addition to the aforementioned factors which are expected to impact the Company's future net premiums written, the Company revised some of its reinsurance agreements during the third quarter of 1996, which will enable the Company to retain more of its premiums. (For further discussion on reinsurance, see page 10 for the section entitled, "Reinsurance.")

Net investment income earned for the quarter and six months ended June 30, 1996 increased 5.9%, or $1.3 million, and 8.2%, or $3.6 million, respectively, over the same periods in 1995. The increases were due to the income generated from investments acquired from cash provided by operating activities during 1995 and 1996. The growth in investment income was partially offset by redemptions and maturities during 1995 of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace. These factors, coupled with the increase in fair value of both the available-for-sale debt and equity securities recognized during 1995, reduced the Company's overall annualized investment yield for the six month period to 6.1% for 1996, down from 6.5% for the same period one year ago.


Expenses
- - --------

The ratio of losses and loss expenses incurred to net premiums earned for the quarter ended June 30, 1996 was 70.7%, a decrease from 71.5% for the same period in 1995. The 0.8 point decrease in the net loss and loss expense ratio reflected an overall improvement in the contractors and habitational and recreational SBUs. Contractors, habitational and recreational, along with the public entity SBUs reflected improvement in the general liability and workers' compensation lines of insurance due to rate increases obtained during 1995. Partially offsetting the improvement are less favorable results primarily in the property and commercial automobile lines of insurance, effecting the habitational and recreational, mercantile and service, and public entity SBUs.

The ratio of losses and loss expenses incurred to net premiums earned for the six months ended June 30, 1996 was 73.6%, an increase from 71.2% for the same period in 1995. The 2.4 point increase in the loss and loss expense ratio, for the most part, reflected numerous winter storm claims primarily in the personal lines, mercantile and service, public entities, as well as the habitational and recreational SBUs. These weather-related claims for the six months ended June 30, 1996 amounting to $10.6 million (net of $5.1 million of reinsurance), increased the six months loss and loss expense ratio by 3.0 points.

Absent the claims from weather-related winter storms, the loss and loss expense ratio improved 0.6 points. The 0.6 point decrease in the net loss and loss expense ratio reflected an overall improvement in the personal lines, contractors, and habitational and recreational SBUs. Contractors, habitational and recreational, along with the public entity SBUs reflected favorable loss experience in both the general liability and workers' compensation lines of insurance due to rate increases obtained during 1995. Partially offsetting the improvement are less favorable results primarily in the property and commercial automobile lines of insurance, effecting the habitational and recreational, mercantile and service, and the public entity SBUs. The increase in the loss and loss expense ratio in property insurance was due to the higher level of claim severity and the increase in commercial automobile insurance was due to claim frequency within the current accident year.

The ratio of policy acquisition costs to net premiums earned for the quarter and six months ended 1996 was 29.8% remaining consistent compared to the same periods in 1995. The consistency in the ratio reflected the reduction in the New Jersey Fair Automobile Insurance Reform Act assessment offset by higher labor costs expressed as a percentage of net premiums earned. While labor costs remained stable, the lower levels of premiums earned impacted this ratio.

Total Federal income tax expense increased $1.9 million to $4.3 million for the quarter ended June 30, 1996, compared to $2.4 million for the same period in 1995. For the six months ended June 30, 1996, the Federal income tax expense decreased slightly to $4.9 million, compared to $5.0 million for the first six months in 1995. The Company's effective tax rates for the six months ended June 30, 1996 and 1995 were 16.8% and 16.5%, respectively. The Company's effective tax rate differs from the Federal corporate tax rate of 35% primarily as a result of the tax-exempt investment income.

Income
- - ------

The table on page 9 shows operating income, net realized gains(losses), and net income, including per share amounts for the quarter and six months ended June 30, 1996.

- - -----------------------------------------------------------------------------
($ in thousands,                  Quarter ended June    Six months ended June
 except for per share data)        1996      1995           1996      1995
- - -----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax) (1)                $14,963    12,509         23,574    25,410

Net realized gain (loss),
  net of tax                         607      (204)           886      (260)

Net income (1)                    15,570    12,305         24,460    25,150

Per Primary Share:

  Operating income (1)              1.03       .88           1.63      1.79

  Net realized gain (loss)           .04      (.02)           .06      (.02)

  Net income (1)                    1.07       .86           1.69      1.77

- - -----------------------------------------------------------------------------

(1) Operating and net income for the six months ended June 30, 1996, include $6.9 million of weather-related winter storm losses, or $.48 per primary share.


Financial Condition, Liquidity and Capital Resources
- - ----------------------------------------------------

Selective is an insurance holding company whose principal assets are its investments in its insurance subsidiaries. As an insurance holding company, Selective meets its cash requirements through proceeds from the sale of Selective's common stock and dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements.

Total assets increased 1.4%, or $29.9 million from December 31, 1995 to June 30, 1996. The growth in assets was primarily due to: (i) an increase in total investments of $13.2 million, which included cash provided by operating activities of $32.9 million partially offset by a decrease in net unrealized gains of $26.4 million on available-for-sale securities; (ii) an increase of $7.0 million in reinsurance recoverable on unpaid losses and expenses due in part to flood claims ($2.1 million) as well as claims from weather related winter storms ($1.2 million) during the six months ended June 30, 1996; and
(iii) an increase of $9.0 million in deferred Federal income taxes, mainly due to tax benefits related to the decrease in net unrealized gains recognized on the available-for-sale securities.

The rise in total liabilities of 1.6%, or $27.6 million, from December 31, 1995 to June 30, 1996 was mainly composed of increases in reserves for losses and loss expenses of $38.0 million due to: (i) outstanding reserves for 1996 winter storm losses of $3.4 million; (ii) outstanding reserves for 1996 flood losses of $2.1 million; and (iii) normal reserve increases. This increase was partially offset by a $7.5 million decrease in unearned premiums due to the lower level of premiums written.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes; and dividends to policyholders and Selective's stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and debt securities maturities. The Company has authorized a share repurchase program under which Selective may repurchase up to one million of its common stock, depending on market conditions, through available cash and a $10 million line of credit. For the six months ended June 30, 1996 and 1995, cash provided by operating activities amounted to $32.9 million and $70.0 million, respectively. The decrease in cash provided by operating activities for the first six months of 1996 was in part due to: (i) increased loss and loss expenses paid of approximately $20 million, which includes $8.5 million due to the weather-related winter storm claims; (ii) an increase in the 1996 UCJF assessment payment of approximately $5 million; (iii) an increase in 1995 incentives and profit sharing amounts totaling approximately $4 million paid during the six months ended June 30, 1996; and (iv) lower levels of premiums. The Company expects to continue to generate cash from operations over the balance of the year.

Reinsurance
- - -----------

Effective July 1, 1996, the Company revised certain reinsurance agreements from a surplus share and facultative arrangement to a treaty excess of loss arrangement. Under the new arrangement, property lines are reinsured for each occurrence in excess of $0.4 million up to $10.0 million. In certain instances where greater capacity is needed for larger property risks,facultative reinsurance will be purchased. There was no change to the current property catastrophe reinsurance arrangement. Casualty lines are reinsured for each occurrence in excess of $1.0 million up to $50.0 million except commercial umbrella which is reinsured for each occurrence up to $10.0 million. Facultative reinsurance is purchased for any casualty risks requiring greater capacity.

The revised reinsurance agreements will result in the Company retaining approximately $15 million of additional annual net premiums written and the related loss exposure. During the third quarter of 1996, the Company will also realize a one-time increase in net premiums written of approximately
$8 million which is represented by the Company's buyout of the June 30, 1996 surplus reinsurance unearned premium reserve.

                         Part II  OTHER INFORMATION
                         --------------------------

Item 5.  Other Information
- - --------------------------

(a) On July 29, 1996, Selective's Board of Directors authorized a repurchase program under which Selective may repurchase up to one million shares of its common stock, depending on market conditions, available cash and alternative investment opportunities. This program expires on December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits

Exhibit
Number
- - ------

  11   Statement Re Computation of Per Share Earnings

  27   Financial Data Schedule

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


                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
                                   Registrant


Date     August 14, 1996


/s/James W. Entringer
- - ---------------------
   James W. Entringer
   President, Chairman and
   Chief Executive Officer





Date     August 14, 1996


/s/Gregory E. Murphy
- - --------------------
   Gregory E. Murphy
   Senior Vice President and
   Chief Financial Officer

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
                                INDEX TO EXHIBITS
                                -----------------
                                                                  Form
                                                                  10-Q
Exhibit No.                                                       Page
- - -----------                                                       ----

    11     Statement re Computation of per Share Earnings          14

    27     Financial Data Schedule                                 15

EXHIBIT 11


                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------

- - -----------------------------------------------------------------------------
                                   Quarter ended          Six months ended
($ in thousands,                      June 30                 June 30
except per share data)            1996        1995        1996        1995
- - -----------------------------------------------------------------------------

Primary earnings per share:

  Net income                 $    15,570      12,305      24,460      25,150
  Weighted average number of
   shares of common stock
   outstanding                14,531,303  14,255,420  14,496,228  14,230,651

  Net income per share of
   common stock              $      1.07         .86        1.69        1.77
                              ==========  ==========  ==========  ==========

Fully diluted earnings per share:

  Income applicable to common stock
    on a fully diluted basis:

  Net income                 $    15,570      12,305      24,460      25,150
  Interest on convertible
   debentures                        159         160         318         321
  Amortization of other
   debt expenses                       2           2           4           4
  Tax effect on interest
   and debt expenses                 (56)        (56)       (113)       (113)
                              ----------  ----------  ----------  ----------
                             $    15,675      12,411      24,669      25,362
                              ==========  ==========  ==========  ==========

Weighted average number of shares
  outstanding on a fully diluted basis:

  Weighted average number of
   common shares outstanding  14,531,303  14,255,420  14,496,228  14,230,651
  Additional shares assuming
    conversion of debentures     513,907     518,221     514,000     518,804
                              ----------  ----------  ----------  ----------
                              15,045,210  14,773,641  15,010,228  14,749,455
                              ==========  ==========  ==========  ==========

  Fully diluted income per
    share of common stock    $      1.04         .84        1.64        1.72
                              ==========  ==========  ==========  ==========

- - -----------------------------------------------------------------------------