Form 10-Q
period 1996-09-30
SELECTIVE INSURANCE GROUP INC
filed 1996-11-14
CIK 230557

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
                                 =========
(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.................September 30, 1996

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................................to

Commission file number:  0-8641

                       SELECTIVE INSURANCE GROUP, INC.
                       -------------------------------
           (Exact name of registrant as specified in its charter)


         New Jersey                               22-2168890
 --------------------------------             ------------------
 (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)            Identification No.)


  40 Wantage Avenue, Branchville, New Jersey             07890
 -------------------------------------------           ----------
   (Address of principal executive offices)            (Zip code)

                                 201-948-3000
                        -------------------------------
                        (Registrant's telephone number,
                           including area code)

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

Common stock, par value $2 per share, outstanding as of October 31, 1996:
14,627,713

                       PART I   FINANCIAL INFORMATION
                       ==============================

Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands)
                                                 (unaudited)

ASSETS                                           September 30     December 31
------                                               1996            1995
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $448,362-1996; $460,444-1995).........   $     437,423        439,585
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $926,351-1996; $902,375-1995).........         936,816        949,004
Equity securities, available-for-sale -
     at fair value (cost of
     $97,197-1996; $76,858-1995)...........         152,561        117,522
Short-term investments
     (at cost which approximates fair value)         50,070         47,306
Other investments (at cost which approximates
     fair value)...........................          10,596         10,721
                                                  ---------      ---------
   Total investments ......................       1,587,466      1,564,138

Interest and dividends due or accrued .....          22,950         23,619
Premiums and other receivables.............         176,629        165,194
Reinsurance recoverable on paid losses
     and loss expenses.....................           9,191          5,169
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         130,024        121,369
Prepaid reinsurance premiums...............          31,078         39,952
Deferred Federal income tax................          39,349         32,202
Real estate, furniture and equipment.......          48,632         49,373
Deferred policy acquisition costs..........          88,500         82,200
Excess of cost over fair value of net
     assets acquired.......................          10,011         10,362
Other assets...............................          21,639         19,499
                                                  ---------      ---------
   Total assets............................   $   2,165,469      2,113,077
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $     994,987        953,251
Reserve for loss expenses..................         174,030        166,801
Unearned premiums..........................         355,125        343,887
Convertible subordinated debentures........           6,912          7,292
Notes payable..............................         104,000        104,000
Current Federal income tax.................           2,204          1,993
Other liabilities .........................          76,231         99,104
                                                  ---------      ---------
   Total liabilities.......................       1,713,489      1,676,328
                                                  ---------      ---------

See accompanying notes to unaudited consolidated financial statements.

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-90,000,000
Issued:  17,879,448-1996; 17,647,178-1995 .          35,759         35,294
Additional paid-in capital.................          52,485         46,071
Net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................          42,790         56,740
Retained earnings..........................         371,816        347,318
Treasury stock - at cost
     (shares: 3,251,995-1996; 3,247,189-1995)       (46,590)       (46,429)
Notes receivable from stock sales and deferred
     compensation expense..................          (4,280)        (2,245)
                                                  ---------      ---------
   Total stockholders' equity .............         451,980        436,749
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,165,469      2,113,077
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income
                                (unaudited)



(in thousands, except per share data)

                                      Quarter ended       Nine months ended
                                       September 30         September 30
                                      1996      1995        1996      1995
                                     ------    ------      ------    ------
Revenues:
--------
Net premiums written...........  $  196,765   215,178     544,979   600,171
Net increase in unearned
     premiums and prepaid
     reinsurance premiums .....     (24,659)  (23,250)    (20,112)  (43,710)
                                    -------   -------     -------   -------
Net premiums earned ...........     172,106   191,928     524,867   556,461
Net investment income earned...      23,908    22,866      71,702    67,054
Net realized gains (losses) on
     investments...............         (35)      216       1,328      (184)
Other income...................         756       983       2,281     2,715
                                    -------   -------     -------   -------
   Total revenues..............     196,735   215,993     600,178   626,046
                                    -------   -------     -------   -------

Expenses:
--------
Losses incurred ...............     104,445   118,428     325,240   337,106
Loss expenses incurred.........      18,418    19,375      57,262    60,361
Policy acquisition costs.......      53,896    56,014     159,115   165,146
Dividends to policyholders.....       1,164     1,699       3,909     5,332
Interest expense...............       2,299     2,323       6,945     6,972
Other expenses.................       1,641     1,281       3,447     4,126
                                    -------   -------     -------   -------
   Total expenses..............     181,863   199,120     555,918   579,043
                                    -------   -------     -------   -------

Income before Federal income tax     14,872    16,873      44,260    47,003
                                    -------   -------     -------   -------

Federal income tax expense (benefit):
Current........................       2,547     4,408       7,183    11,740
Deferred.......................          73    (1,209)        365    (3,561)
                                    -------   -------     -------   -------
   Total Federal income tax
     expense...................       2,620     3,199       7,548     8,179
                                    -------   -------     -------   -------

Net income.....................  $   12,252    13,674      36,712    38,824
                                    =======   =======     =======   =======

Earnings per share:
------------------
   Net income-primary..........  $      .84       .96        2.53      2.72

   Net income-fully diluted ...  $      .82       .93        2.46      2.65

Dividends to stockholders......  $      .28       .28         .84       .84

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                       ==============================
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                               (unaudited)
                                              Nine months ended September 30
(in thousands)
                                                    1996          1995
                                                    ----          ----
Operating Activities
--------------------
Net Income....................................$    36,712        38,824
                                                  -------       -------
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase in reserves for losses and
     loss expenses............................     48,965        92,975
Increase in unearned premiums.................     11,238        49,894
Increase (decrease) in Federal income taxes...        576        (6,982)
Depreciation and amortization.................      3,680         4,133
Increase in premiums and other receivables....    (11,435)      (38,516)
Increase in deferred policy acquisition costs.     (6,300)      (10,400)
Decrease (increase)in interest and dividends
     due or accrued...........................        669        (1,251)
Increase in reinsurance recoverable on paid
     losses and loss expenses.................     (4,022)       (1,978)
Increase in reinsurance recoverable on unpaid
     losses and loss expenses.................     (8,655)       (7,225)
Decrease (increase)in prepaid reinsurance
     premiums.................................      8,874        (6,184)
Net realized losses (gains) on investments....     (1,328)          184
Other - net...................................    (24,228)        8,230
                                                  -------       -------
Net adjustments...............................     18,034        82,880
                                                  -------       -------
Net cash provided by operating activities.....     54,746       121,704
                                                  -------       -------
Investing Activities
--------------------
Purchase of debt securities, held-to-maturity.    (56,968)     (119,182)
Purchase of debt securities,
     available-for-sale.......................    (65,722)      (80,111)
Purchase of equity securities,
     available-for-sale.......................    (24,295)      (14,604)
Sale of debt securities, held-to-maturity.....        -           2,000
Sale of debt securities, available-for-sale...     13,217        23,808
Redemption and maturities of debt securities,
     held-to-maturity.........................     59,057        35,687
Redemption and maturities of debt securities,
     available-for-sale.......................     29,264        16,822
Sale of equity securities, available-for-sale.      5,017        11,879
Proceeds of other investments.................         79            49
Increase in net payable from security
     transactions not settled.................         49        14,345
Net additions to real estate, furniture and
     equipment................................     (2,915)       (2,335)
                                                  -------      --------
Net cash used in investing activities.........    (43,217)     (111,642)
                                                  -------      --------

See accompanying notes to unaudited consolidated financial statements.

                        SELECTIVE INSURANCE GROUP, INC.
                ================================================
                Consolidated Statements of Cash Flows, continued
                ------------------------------------------------
                                 (unaudited)

                                              Nine months ended September 30
(in thousands)                                     1996          1995
                                                   ----          ----
Financing Activities
--------------------
Dividends to stockholders..................... $  (12,214)      (11,973)
Acquisition of treasury stock.................       (161)         (287)
Net proceeds from dividend reinvestment plan..        901           876
Net proceeds from employee, agent and director
     stock plans..............................      5,598         3,840
Proceeds from notes receivable from stock sale
     and additions to deferred compensation
     expense..................................     (2,889)         (665)
                                                   ------        ------
Net cash used in financing activities.........     (8,765)       (8,209)
                                                   ------        ------

Net increase in short-term investments........      2,764         1,853
Short-term investments at beginning of year...     47,306        30,631
                                                   ------        ------
Short-term investments at end of period....... $   50,070        32,484
                                                   ======        ======

Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest...................................... $    7,333         7,196
Federal income tax ...........................      6,971        15,170

Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated
     debentures...............................        380            86

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------

1.  Basis of Presentation
    ---------------------

The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. References herein to "Selective" are to the Parent Company, Selective Insurance Group, Inc. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Reinsurance
    -----------

The following is a table of assumed and ceded amounts by income statement caption:
-----------------------------------------------------------------------------
                              Quarter ended        Nine months ended
                              September 30           September 30
                              -------------        -----------------
(in thousands)                1996     1995          1996     1995

-----------------------------------------------------------------------------
Net premiums written:
    Assumed               $   7,559   19,719        22,206   32,725
    Ceded (1)               (17,356) (32,865)      (64,809) (79,137)

Net premiums earned:
    Assumed               $   7,292   19,041        23,927   40,394
    Ceded                   (23,248) (24,079)      (73,683) (72,953)

Losses incurred:
    Assumed               $   8,361   13,043        15,837   31,626
    Ceded (2)               (17,016) (18,501)      (58,181) (40,785)

Loss expenses incurred:
    Assumed               $     589      559         1,628    1,650
    Ceded                      (742)    (503)       (2,864)  (1,557)

-----------------------------------------------------------------------------
(1) The significant decrease in ceded premiums written reflected the revision of certain reinsurance agreements, effective
     July 1, 1996, which resulted in retention of a greater portion of business written directly.

(2) The significant increase in ceded losses incurred for the nine months ended September 30, 1996 reflected flood and weather-related storm claims which generated reinsurance loss recoveries of $17.9 million and $5.9 million, respectively. The flood business is ceded 100% to the National Flood Insurance Program and, therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated.

Results of Operations
---------------------

Comparison of Third Quarter and Nine Months Ended September 30, 1996 to
-----------------------------------------------------------------------
Third Quarter and Nine Months Ended September 30, 1995
------------------------------------------------------

Revenues
--------

Net premiums written for the quarter and nine months ended September 30, 1996 decreased by 8.6%, or $18.4 million, and 9.2%, or $55.2 million, respectively, compared to the same periods in 1995. Most of the premium decline occurred in the Strategic Business Units ("SBUs") writing commercial lines insurance, where net premiums written decreased by 11.3%, or $18.2 million, for the quarter, and 12.3%, or $53.5 million, for the nine months ended September 30, 1996. The decrease in net premiums written for the quarter and nine months ended September 30, 1996, translated into an overall decrease in total net premiums earned of 10.3%, or $19.8 million, for the quarter, and 5.7%, or $31.6 million, for the nine months ended September 30, 1996, compared to the same periods in 1995.

The personal lines SBU net premiums written reflected a slight decrease for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Additional premiums generated from rate increases in New Jersey personal automobile ($1.3 million for the quarter and $4.4 million for the nine months ended September 30, 1996) were offset by a 3% reduction in the number of policies in-force in the personal automobile line of insurance for the nine months ended September 30, 1996.

Most commercial lines SBUs experienced a decline in net premiums written for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, primarily attributable to: (i) higher premiums recorded in the corresponding 1995 periods due to the reduction in premium processing backlog of approximately $6 million and $24 million, respectively; (ii) a reduction in premium volume due to agency terminations of approximately $8 million and $19 million, respectively; (iii) a reduction in retention business (renewals) attributable to a highly competitive commercial lines marketplace as well as the Company's re-underwriting (re-evaluating) of certain business classes, and/or risks, resulting in non-renewals; and (iv) recent rate decreases, mainly in the workers' compensation line of insurance. In addition, both commercial and personal lines SBUs net premiums written were reduced by higher ceded premiums recorded for the New Jersey Unsatisfied Claim and Judgment Fund for the quarter and nine months ended September 30, 1996 of $1.3 million and $3.3 million, respectively, over the same periods in 1995.

The reduction in net premiums written in the commercial lines SBUs for the quarter and nine months ended September 30, 1996, was partially offset by new business issued and the Company's revision of certain reinsurance agreements. During the third quarter of 1996, the Company realized a one-time increase in net premiums written of approximately $8 million reflecting the Company's buyout of certain ceded reinsurance unearned premium reserves at June 30, 1996. See Item 2. "Reinsurance."

The property and casualty industry is presently very competitive for commercial lines business. In these current conditions, the Company's position is to maintain its pricing discipline and commitment to long-term profitability by rejecting underpriced risks without regard to premium volume considerations. In addition, rate reductions have occurred in the workers' compensation line of insurance principally due to state bureau or loss costs filings that have indicated improving loss trends. The improvement in the loss trends, for the most part, reflects: (i) legislative reforms; (ii) introduction of managed care; as well as (iii) active return to work programs. In total, the Company expects its annual workers' compensation premiums, as a result of various rate reductions, to decline by approximately $8 million. Mainly due to the competitive environment, other commercial lines of insurance have experienced some modest reductions in premium pricing that the Company expects to approximate $3 million on an annualized basis.
In addition to price competition, alternative self-insurance mechanisms have become more prevalent which reduces the demand for traditional insurance, but creates the opportunity to service self-insured entities. In 1993, the Company organized Selective Technical Administrative Resources, Inc. ("SelecTech") to provide third-party administrative services for public entities that self-insure. These services include claims administration, loss control and risk management. In its third year of operation, SelecTech continues to expand its operations in the self-insurance market in an effort to attract customers that choose alternative methods of insurance.

Net investment income earned for the quarter and nine months ended September 30, 1996 increased 4.6%, or $1.0 million, and 6.9%, or $4.6 million, respectively, over the same periods in 1995. The increases were due to the income generated from investments acquired from cash provided by operating activities during 1995 and 1996. The growth in investment income was partially offset by redemptions and maturities during 1995 of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace coupled with lower levels of cash provided by operating activities. These factors, when combined with the increase in fair value of both the available-for-sale debt and equity securities recognized during 1995, reduced the Company's overall annualized investment yield for the nine month period to 6.1% for 1996, down from 6.4% for the same period one year ago.

Expenses
--------

The ratio of losses and loss expenses incurred to net premiums earned for the quarter ended September 30, 1996 was 71.4%, a decrease from 71.8% for the same period in 1995. During the quarter ended September 30, 1996, the Company incurred $6.4 million (net of 0.9 million of reinsurance) as a result of weather-related claims, which increased the loss and loss expense ratio by
3.7 points. Absent these weather-related claims, the loss and loss expense ratio improved by 4.1 points, which was reflected in the results of the personal lines, habitational and recreational, mercantile and service as well as public entities SBUs. In the habitational and recreational SBU, the Company has been successfully re-underwriting (re-evaluating) certain business classes and/or risks. In addition, as noted earlier, the improving loss trend in the workers' compensation line of insurance has favorably impacted most of the commercial lines SBUs. The personal lines SBU, for the most part, reflected favorable experience in the automobile line of insurance due to continued rate increases.

The ratio of losses and loss expenses incurred to net premiums earned for the nine months ended September 30, 1996 was 72.9%, a decrease from 71.4% for the same period in 1995. During the nine months ended September 30, 1996, the Company incurred $17.0 million (net of 6.0 million of reinsurance) as a result of weather-related claims, which increased the loss and loss expense ratio by 3.2 points. Absent these weather-related claims, the loss and loss expense ratio improved by 1.7 points. This reflected favorable loss experience in the workers' compensation line of insurance that affected most of our commercial lines SBUs that write this line of insurance. In addition, improvements in the general liability line of insurance due in part to rate increases obtained during 1995, have impacted the contractor, public entities as well as habitational and recreational SBUs. In addition, the personal lines SBU results for the nine months ended September 30, 1996, compared to the same period in 1995, improved primarily due to better experience in the homeowners line of insurance due to rate increases and lower reinsurance costs.

The ratio of policy acquisition costs to net premiums earned for the quarter ended September 30, 1996 was 31.3%, as compared to 29.2%, for the same period in 1995, and for the nine months ended September 30, 1996 was 30.3%, as compared to 29.7%, for the same period in 1995. The ratio reflected an increase in the relationship of labor costs and other operating expenses expressed as a percentage of net premiums earned, partially offset by the reduction in the New Jersey Fair Automobile Insurance Reform Act ("FAIRA") assessment. While the total dollar amount of labor costs and other operating costs remained relatively stable, the lower levels of premiums earned impacted this ratio.

Income
------

The table below shows operating income, net realized gains (losses), and net income, including per share amounts for the quarter and nine months ended September 30, 1996.

-----------------------------------------------------------------------------
                                   Quarter ended      Nine months ended
($ in thousands,                    September 30         September 30
except for per share data)          1996    1995         1996    1995
-----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
  (net of tax) (1)           $    12,275   13,534       35,849  38,944

Net realized gain (loss),
  net of tax                         (23)     140          863    (120)

Net income (1)                    12,252   13,674       36,712  38,824

Per primary share:
  Operating income (1)               .84      .95         2.47    2.73

  Net realized gain (loss)            -       .01          .06    (.01)

  Net income (1)                     .84      .96         2.53    2.72

----------------------------------------------------------------------------
(1) Operating and net income for the quarter and nine months ended September 30, 1996, include weather-related storm losses of $4.2 million, or $.28 per primary share, and $11.1 million, or $.76 per primary share, respectively.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Selective is an insurance holding company whose principal assets are its investments in its insurance subsidiaries. As an insurance holding company, Selective meets its cash requirements through proceeds from the sale of Selective's common stock and dividends from its insurance subsidiaries, the payments of which are governed by state regulatory requirements.

Total assets increased 2.5%, or $52.4 million from December 31, 1995 to September 30, 1996. The growth in assets was primarily due to: (i) an increase in total investments of $23.3 million, which included cash provided by operating activities of $54.7 million partially offset by a decrease in net unrealized gains of $21.5 million on available-for-sale securities; (ii) an increase in premiums and other receivables of $11.4 million; (iii) an increase in reinsurance recoverable on unpaid losses and loss expenses of $8.7 million and an increase of $4.0 million in reinsurance recoverable on paid losses and loss expenses due, in part, to flood claims as well as weather-related storms during the nine months ended September 30, 1996; and
(iv) an increase in deferred Federal income taxes of $7.1 million mainly due to deferred tax benefits related to the decrease in unrealized gains recognized on the available-for-sale securities.

The rise in total liabilities of 2.2%, or $37.2 million, from December 31, 1995 to September 30, 1996 was mainly composed of increases in reserves for losses and loss expenses of $49.0 million and growth in unearned premiums of $11.2 million. These increases were partially offset by a $22.9 million decrease in other liabilities, which mainly reflected the payment of the 1996 FAIRA assessment and 1995 profit sharing incentives.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes; and dividends to policyholders and Selective's stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and debt securities maturities. The Company has authorized a share repurchase program under which Selective may repurchase up to one million shares of its common stock, depending on market conditions, through available cash and a $10 million line of credit. For the nine months ended September 30, 1996 and 1995, cash provided by operating activities amounted to $54.7 million and $121.7 million, respectively. The decrease in cash provided by operating activities for the first nine months of 1996 was in part due to: (i) increased loss and loss expenses paid of approximately $32 million, which includes $12.4 million due to the weather-related storm claims; (ii) an increase in the 1996 UCJF assessment payment of approximately $5 million;
(iii) an increase in 1995 incentives and profit sharing amounts totaling approximately $4 million paid during the nine months ended September 30, 1996; and (iv) lower levels of premiums. The Company expects to continue to generate cash from operations over the balance of the year.

Reinsurance
-----------

Effective July 1, 1996, the Company revised certain reinsurance agreements from a surplus share and facultative arrangement to a treaty excess of loss arrangement. Under the new arrangement, property lines are reinsured for each occurrence in excess of $0.4 million up to $10.0 million. In certain instances where greater capacity is needed for larger property risks, facultative reinsurance will be purchased. There was no change to the current property catastrophe reinsurance agreement. Casualty lines are reinsured for each occurrence in excess of $1.0 million up to $50.0 million except commercial umbrella which is reinsured for each occurrence up to $10.0 million. Facultative reinsurance is purchased for any casualty risks requiring greater capacity.

The revised reinsurance agreements will result in the Company retaining approximately $15 million of additional annual net premiums written and the related loss exposure. During the third quarter of 1996, the Company realized a one-time increase in net premiums written of approximately $8 million which is represented by the Company's buyout of the June 30, 1996 surplus reinsurance unearned premium reserve.

                         Part II  OTHER INFORMATION
                         --------------------------

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

Exhibit
Number
-------

10.1     Cover Page

         Amendment No. 2, dated as of September 1, 1996, between
         Selective and Dominic J. Addesso

10.2     Cover Page

         Amendment No. 2, dated as of September 1, 1996, between
         Selective and James W. Entringer

10.3     Cover Page

         Amendment No. 2, dated as of September 1, 1996, between
         Selective and Thornton R. Land

11       Statement Re Computation of Per Share Earnings.

27       Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SELECTIVE INSURANCE GROUP, INC.
                      ------------------------------
                                Registrant



Date:          November 13, 1996



/s/James W. Entringer
   -------------------
   James W. Entringer
   President, Chairman and Chief
   Executive Officer





Date:          November 13, 1996




/s/Gregory E. Murphy
   -----------------
   Gregory E. Murphy
   Senior Vice President and
   Chief Financial Officer

                       SELECTIVE INSURANCE GROUP, INC.
                       ------------------------------
                            INDEX TO EXHIBITS
                            -----------------

                                                                   Form
                                                                   10-Q
Exhibit No.                                                        Page
----------                                                         ----

10.1     Cover Page                                                 16

         Amendment No. 2, dated as of September 1, 1996, between    17
         Selective Insurance Company of America and
         Dominic J. Addesso.

10.2     Cover Page                                                 18

         Amendment No. 2, dated as of September 1, 1996, between    19
         Selective Insurance Company of America and
         James W. Entringer.

10.3     Cover Page                                                 20

         Amendment No. 2, dated as of September 1, 1996, between    21
         Selective Insurance Company of America and
         Thornton R. Land.

11       Statement Re Computation of Per Share Earnings.            22

27       Financial Data Schedule                                    23