Form 10-K405
period 1996-12-31
SELECTIVE INSURANCE GROUP INC
filed 1997-03-28
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)                          FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended.....December 31, 1996.................
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from....................to...........

Commission file number 0-8641
                         SELECTIVE INSURANCE GROUP, INC.
            (Exact name of registrant as specified in its charter)
                                 New Jersey
          ------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)
                                 22-2168890
                        -------------------------------
                       (IRS Employer Identification No.)
             40 Wantage Avenue, Branchville, New Jersey     07890
             ------------------------------------------     ------
               (Address of principal executive office)    (Zip Code)

Registrant's telephone number, including area code  201-948-3000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                           Title of Each Class
                           -------------------
       8 3/4% Convertible Subordinated Debentures due January 1, 2008
                            (Title of class)
                  Common Stock, par value $2 per share
                            (Title of class)
                    Preferred Share Purchase Rights
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                       [X]  Yes    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 14, 1997.

Common Stock, par value $2 per share: $591,757,862

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 14, 1997.

Common Stock, par value $2 per share: 14,653,725

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Selective Insurance Group, Inc. 1996 Annual Report to Stockholders ("1996 Annual Report") are incorporated by reference to Parts I, II, III and IV of this report.

Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference to Part III of this report.

                                 PART I
Item 1.  Business.
General

  Founded in 1925 and organized in 1977, Selective Insurance Group, Inc. (the "Parent") is a regional insurance holding company which, through its insurance subsidiaries, (collectively, "Selective" or the "Company") offers a broad range of property and casualty insurance products. Selective's commercial insurance products are directed to small- to medium-sized service-oriented businesses, governmental entities and selected classes of light industry, which together represent approximately 70% of net premiums earned. Selective also offers personal insurance products to individuals and families, which represent approximately 30% of net premiums earned. The Company's commercial and personal products are distributed principally in suburban and rural areas of New Jersey, Pennsylvania, New York, South Carolina, Virginia, Maryland, Delaware and other Mid-Atlantic and Southeastern states. In 1996, Selective began writing insurance in Illinois, with additional expansion planned for other Midwestern states in 1997.

  The Company offers its insurance products through Selective Insurance Company of America ("SICA"), Selective Way Insurance Company ("SWIC"), Selective Insurance Company of the Southeast ("SISE"), Selective Insurance Company of South Carolina ("SISC") and Exchange Insurance Company ("EIC"), (collectively, the "Insurance Subsidiaries"). During 1995, Charleston Insurance Company ("CIC"), formerly an insurance subsidiary of the Company, merged into SISC. In 1992, Selective acquired the outstanding capital stock of Niagara Exchange Corporation ("Niagara"), a New York-based insurance holding company, in order to geographically diversify its customer base.

  The following table shows the distribution of net premiums written by state for the periods indicated:
---------------------------------------------------------------------------
                                              Year Ended December 31,
(dollars in millions)                       1996        1995        1994
---------------------------------------------------------------------------
Net premiums written                      $692.2       757.0       697.9
Premium Distribution by State              =====       =====       =====
New Jersey                                  59.7%       60.8        60.8
Pennsylvania                                10.9        10.2         9.8
New York                                     7.1         6.8         6.1
South Carolina                               4.9         4.8         4.9
Virginia                                     4.7         4.5         5.0
Maryland                                     4.3         4.8         5.1
Delaware                                     3.1         3.2         3.2
North Carolina                               2.8         2.5         2.1
Georgia                                      2.1         2.2         2.0
Other states                                 0.4         0.2         1.0
                                           -----       -----       -----
Total                                      100.0%      100.0       100.0
                                           =====       =====       =====

  For the ten years ended December 31, 1996, the Company's average statutory loss and loss expense ratio and average statutory combined ratio were 70.5% and 104.6%, respectively. The Company's average statutory loss and loss expense ratio during this period outperformed the property and casualty industry's average ratio, as reported by A.M. Best Company, Inc. ("A.M. Best"), by 10.4 points. The Company attributes its performance to its strong relationships with its independent insurance agencies, its expertise in underwriting commercial lines of insurance, its penetration of suburban and rural market areas in the Mid-Atlantic and Southeastern states and its conservative reserving practices. For the ten years ended December 31, 1996, the Company's average statutory underwriting expense ratio was 32.9% compared to 26.1% for the property and casualty insurance industry. The Company's historical statutory underwriting expense ratio is higher than the industry average, primarily due to the impact of taxes and assessments in New Jersey (which accounted for approximately 1.6 points of the average ratio) and labor costs (which accounted for approximately 8.1 points of the average ratio). The industry average expense ratio reflects the inclusion of direct writers of insurance which generally have lower distribution costs than the Company. The Company's average statutory combined ratio outperformed the property and casualty industry average statutory combined ratio, by 3.6 points for this ten-year period. The Company's statutory combined ratio is not as favorable as the Company's loss and loss expense ratio in comparison to the industry primarily due to the impact of the Company's underwriting expense ratio as previously described. The table on page 3 sets forth certain Company and industry ratios:

                              Simple
                              Average of
                              All Periods      Years Ended December 31,
                              Presented    1996    1995    1994     1993
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.1%      60.6    60.4    60.6     60.3
Loss expense                    11.4       10.8    10.8    11.1     11.5
Underwriting expense            32.9       30.8    29.4    31.6     35.5(2)
Policyholders' dividends         1.2        0.7     1.0     1.0      1.2
Combined ratio(3)              104.6      102.9   101.6   104.3    108.5(2)
Growth (decline)in net
premiums written                 7.7       (8.6)    8.5    14.8      8.9
Certain Industry Ratios(1)(4):
Loss                            68.2       67.0    65.7    68.1     66.7
Loss expense                    12.7       12.8    13.2    13.0     12.8
Underwriting expense            26.1       26.2    26.1    26.0     26.3
Policyholders' dividends         1.3        1.0     1.4     1.3      1.1
Combined ratio(3)              108.2      107.0   106.4   108.5    106.9
Growth in net premiums written   4.3        3.6     3.6     3.8      6.2
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.6        4.1     4.8     4.2     (1.6)
Growth in net premiums written   3.4      (12.2)    4.9    11.0      2.7

(1) The ratios and percentages are based upon Statutory Accounting Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3)  A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1996 have been estimated by A.M. Best.
----------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented     1992     1991     1990     1989
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.1%       58.2     56.6     57.9     58.8
Loss expense                    11.4        11.3     11.3     12.5     10.9
Underwriting expense            32.9        37.0     38.3     36.1     32.2
Policyholders' dividends         1.2         1.3      1.5      1.6      1.5
Combined ratio(3)              104.6       107.9    107.6    108.0    103.4
Growth in net premiums written   7.7        13.0      3.8      2.9      5.1
Certain Industry Ratios(1)(4):
Loss                            68.2        74.7     68.5     69.4     69.2
Loss expense                    12.7        13.4     12.6     12.9     12.7
Underwriting expense            26.1        26.6     26.4     26.0     26.0
Policyholders' dividends         1.3         1.2      1.3      1.2      1.3
Combined ratio(3)              108.2       115.7    108.8    109.6    109.2
Growth in net premiums written   4.3         2.0      2.4      4.5      3.2
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.6         7.8      1.2      1.6      5.8
Growth in net premiums written   3.4        11.0      1.4     (1.6)     1.9

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1996 have been estimated by A.M. Best.
---------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented              1988     1987
---------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.1%                59.1     58.6
Loss expense                    11.4                 11.2     12.4
Underwriting expense            32.9                 29.6     28.4
Policyholders' dividends         1.2                  1.2      0.9
Combined ratio(3)              104.6                101.1    100.5
Growth in net premiums written   7.7                 10.0     18.5
Certain Industry Ratios(1)(4):
Loss                            68.2                 66.4     66.6
Loss expense                    12.7                 11.9     11.4
Underwriting expense            26.1                 25.7     25.3
Policyholders' dividends         1.3                  1.4      1.3
Combined ratio(3)              108.2                105.4    104.6
Growth in net premiums written   4.3                  4.5      9.5
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.6                  4.3      4.1
Growth in net premiums written   3.4                  5.5      9.0

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4) Source: A.M. Best. The industry ratios for 1996 have been estimated by A.M. Best.

Strategy
--------
  The Company's primary focus has been on improving underwriting results and generating profitable growth. The principal elements of these strategies are to:
(i)   generate an underwriting profit and increase premium volume;
(ii) reduce expenses and improve productivity through increased automation and controlled legal expenses;
(iii) expand business in states outside New Jersey; and
(iv) continue to build and reward employees that are committed to the Company's goals.

Generate an Underwriting Profit and Increase Premium Volume
-----------------------------------------------------------
  In 1996, the Company's net premiums written volume decreased. This decrease was reflective of several significant factors, including a highly competitive commercial lines marketplace and a move toward self-insurance programs, which particularly impacts the Company's public entities business.

  Strategic Business Units. The Company's customer-focused Strategic Business Units ("SBUs") define market groups that the Company believes offer growth potential. The SBUs evaluate the marketplace and provide products and services specifically developed to meet the needs of agents and insureds in a particular market or territory.

  The SBUs also provide a variety of services to the Company's branch offices, agency management specialists ("AMSs") and agents, such as leads for new accounts, technical training, analysis of underwriting results and other specialized resources. Focusing on profitability is a principal strategy for each SBU. The SBUs analyze the results by business class, territory and agency to determine profitability, thereby allowing the Company to be more attuned to areas of opportunity.

  Alignment of Agents' Interests. Selective is working to align the interests of the agents with the Company's strategic direction. The Company has reviewed the quality of business and profitability of every agent, reinforcing strong relationships with agents who maintained the Company's underwriting standards and commitment to profitable growth and terminating those who did not. Selective has maintained a strong relationship with its agency network by providing superior service and a stable marketplace as well as applying consistent underwriting standards. One economic incentive for the agents is profit sharing commissions, through which profitable agents have an opportunity to earn additional commissions of up to 15% of their direct premiums written. In addition, agents can purchase Selective common stock at a 5% discount with no broker fees through the agents' stock purchase plan.

  Field Operations - Underwriting. Since its inception in 1995, Selective's field underwriting program has become an integral, dynamic part of the agent-company relationship. AMSs are experienced underwriters with strong marketing and communication skills. Working in the field with a specific group of agents, the AMSs can respond quickly to new commercial business submissions and make timely decisions that can result in writing desirable accounts.

  Each AMS is backed by a team of underwriters and technical specialists in the branches - or in the corporate office for the Midwest operation. The AMSs also drive the development and review of growth and profitability objectives for each agency.

  Field Operations - Claims. The Company's strategic plan ("Claims 2000") for Selective's claims organization by the year 2000, is parallel to the Company's field underwriting strategy. Claims 2000 creates a partnership between branch office and field operations. Claims management specialists ("CMSs") work directly with agents, insureds, AMSs and claimants. On-site inspections, personal interviews and face-to-face negotiations are expected to result in more accurate loss settlements and increased fraud detection. Working in the field, the CMSs gains knowledge about potential exposure, and expand the role of Selective's claims staff in the areas of loss control and risk management. During 1996, every branch office restructured its claim operation and put CMSs in the field, with more CMSs scheduled for early 1997.

Reduce Expenses and Improve Productivity through Increased Automation and Controlled Legal Expenses
-----------------------------------------------------------------------------
  The Company's objective continues to be the reduction of expenses through increased efficiency and automation. This objective is designed to reduce the Company's underwriting and loss adjustment expense ratios while improving the productivity and efficiency of internal operations. During 1996, the Company reduced its work force by 50 employees to 1,600 by year end. Productivity, as measured by net premiums written per employee, in 1996 was $433,000 down from $458,000 in 1995. The decrease was due to the lower levels of net premiums written. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, over the past five-year period net premiums written per employee increased by almost 70%.

  The following table shows net premiums written per employee for the three-year period ended December 31, 1996 and the number of employees during such period:


                                Net Premiums
($ in thousands)                Written Per     No. of EE's   Decrease in
Year   Net Premiums Written     Employee (EE)   at Dec. 31,   No. of EE's
--------------------------------------------------------------------------
1996        $692,239                $433           1,600          (50)
1995        $757,021                $458           1,650         (160)
1994        $697,941                $386           1,810         (110)


  Controlled Legal Expenses. The Company's loss expense ratio has averaged 10.9% for the three-year period ended December 31, 1996. The Company plans to reduce this ratio by reducing the legal fees paid in the course of the claim settlement process. In 1996, these legal expenses totaled approximately $23 million, or 3% of net premiums earned. The litigation plan is a four-pronged approach to achieve savings without sacrificing the quality of legal advice and representation to Selective's insureds. The program involves expansion of the Company's staff counsel operations (attorneys employed by the Company to represent the interests of insureds) where the Company has an average suit cost about 60% lower than outside counsel. The program also includes: (i) the introduction of fixed fee schedules for cases handled by outside counsel for states other than New Jersey; (ii) greater use of arbitration services to avoid higher costs associated with going to trial; and (iii) the use of a legal fee audit review service to help identify billing errors.

  Automation.  Insurance is a detailed, paper-intensive business.
Available computer technology offers significant potential for utilizing automation to support the Company's objectives to reduce expenses.

  The Commercial Lines Automated System ("CLAS"), originally implemented in 1995 and completed in 1996, eliminates a number of manual steps, reducing the time it takes to process commercial business. With instant access to the information, underwriters and claim adjusters are readily able to answer questions, process changes quickly, verify coverages and work more efficiently with agents to quote new business.

  Rating and product information is available for Selective agents on CD-Rom. Using Selective-specific software in their offices, the agents can obtain initial pricing on accounts. That information can be transferred electronically between the agent, AMS and branch office, thus enabling Selective to provide faster turnaround on policy issuance and coverage revisions.

  Claims management specialists, equipped with laptop computers, have electronic access to current claim information and can input log notes from the field and authorize claim payment quickly and easily. A project team is developing a new system - targeted for 1998 - that will enhance the claims adjusting process via laptop computer by enabling complete claims entry and access to database information from the field.



Expand Business Outside New Jersey
----------------------------------
  Geographic Diversification. One of the Company's strategies is to improve the geographic balance of its business through long-term diversification strategy. Geographic diversification safeguards against exposure to the regulatory environment and weather related catastrophes of any one jurisdiction. Currently 60% of the Company's business is written in New Jersey, a decrease of approximately 1 percentage point from 1995, with most of the remaining business written in Pennsylvania, New York, South Carolina, Virginia, Maryland, Delaware, North Carolina and Georgia. In 1992, the Parent acquired Niagara. Niagara's principal insurance subsidiary, EIC, writes most of its business in New York, which in 1996 accounted for approximately 7% of the Company's overall net premiums written. The Company continues to focus on increasing its market share in the other Eastern states where it currently does business, as well as completing its six-state expansion into the Midwest.

  Midwest Expansion. In 1996, the Company began writing business in Illinois, the first state of a six-state expansion into the Midwest, which is expected to include Iowa, Indiana, Wisconsin, Michigan and Ohio in 1997. The Company believes that these areas offer growth opportunities in the middle-market segments targeted by the Company. This region experiences fewer natural catastrophes than Mid-Atlantic and Southern states and offers, for the most part, a stable regulatory and legal environment.
In addition, population is spread outside of major metropolitan areas, a factor that suits the Company's underwriting philosophy and operation. With no branch offices planned for the Midwestern states, the Company will utilize its evolving automation capabilities to facilitate field underwriting as well as field claims adjusting.

Employee Rewards
----------------
  The Company's rewards programs are based on the achievement of specific business objectives and on individual and team performance measured by business performance goals related to increasing profitability and increasing geographic diversification. These goals were developed from the Company's overall strategy for growth and profitability. Employees have set individual and team targets that have gone beyond their normal responsibilities. Total incentive compensation (including payroll taxes) amounted to $5 million, $6 million and $5 million for 1996, 1995 and 1994, respectively.

Industry Segments
-----------------
  The Insurance Subsidiaries are engaged in writing property and casualty insurance. The SBUs market and sell the insurance products to specific customer groups. The products marketed encompass several lines of insurance. Accordingly, the Company has classified its business into two principal segments: commercial and personal insurance. For Financial Information pertaining to the Company's industry segments, see Note 19 to the Company's Consolidated Financial Statements on page 52 of the 1996 Annual Report, incorporated herein by reference.

Commercial Insurance
--------------------
  The Company's commercial insurance coverages consist of the following:

  Workers' Compensation coverage insures employers against employee claims resulting from work-related injuries. Compensation is payable regardless of who was at fault. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. Because the Insurance Subsidiaries write voluntary workers' compensation, they are also required to write involuntary coverage. Involuntary workers' compensation business is written through the National Workers' Compensation Reinsurance Pool ("NCCI"). Effective January 1, 1995, Selective withdrew from the New Jersey NCCI and chose to accept direct assignments of involuntary workers' compensation coverage in an effort to reduce processing costs and improve the loss experience of this business through better loss control, managed care and risk management.

  Commercial Automobile coverage insures policyholders against losses incurred from bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including fire and theft) and property damage to other vehicles and property as a result of automobile accidents involving commercial vehicles. These policies may include uninsured motorist coverage. Because the Insurance Subsidiaries write voluntary commercial automobile insurance, they are also required by law to write involuntary coverage through the Commercial Automobile Insurance Procedure ("CAIP").

  Liability coverage insures policyholders against third party liability for bodily injury and property damage, including liability for products sold, and the defense of claims alleging such damages. The liability lines continue to reflect the potential exposure to environmental claims. The emergence of these claims is slow and highly unpredictable. Environmental liabilities are contingent on very complex legal and coverage issues making reliable estimation of the exposure difficult, if not impossible. For additional information about the Company's exposure to environmental liabilities, see the section entitled "Environmental Reserves" on pages 30 through 32, inclusive in the 1996 Annual Report, and note 15(a) to the Consolidated Financial Statements on pages 49 and 50 of the 1996 Annual Report, all of which are incorporated herein by reference.

  Property coverage insures policyholders against commercial property damage caused by fire, wind, hail, water, theft and vandalism, and other perils.

  Umbrella coverage affords policyholders liability protection supplemental to that provided under primary liability policies and insures against catastrophic losses. Umbrella coverage normally is written in conjunction with other commercial insurance to provide a complete insurance package for commercial accounts.

  Bonds is responsible for writing fidelity and surety, including but not limited to: bid, performance, maintenance, supply, site plan and subdivision bonds.

  In 1996, Selective's commercial insurance products were developed and marketed through six SBUs. The following table sets forth, by commercial strategic business unit, the Company's net premiums written, net premiums earned, underwriting income or loss on a GAAP basis and the statutory combined ratio for the periods indicated:


1996 Commercial SBU Highlights (1)
(dollars in thousands)
----------------------------------
                                Net      Net        GAAP        Statutory
                             Premiums  Premiums  Underwriting   Combined
                              Written   Earned   Income (Loss)  Ratio(2)
------------------------------------------------------------------------
All Commercial SBUs     1996 $475,104   477,506    (24,832)     105.3%
                        1995  535,050   521,196    (18,475)     103.1
                        1994  489,797   472,218    (23,784)     103.8

Contractors             1996  157,722   158,317     (6,813)     104.5
                        1995  178,126   170,486     (9,531)     104.9
                        1994  159,292   150,977     (1,330)      99.7

Mercantile and Service  1996  148,280   148,122    (11,948)     108.3
                        1995  167,832   163,741     (5,576)     102.7
                        1994  150,738   148,398     (9,892)     105.2

Public Entities         1996   86,673    91,513     (4,508)     104.8
                        1995  106,802   106,702     (4,556)     103.7
                        1994  105,231   101,961     (8,987)     107.3

Habitational and        1996   46,870    44,395     (3,188)     107.5
  Recreational          1995   45,547    44,832     (1,660)     103.9
                        1994   42,100    40,468     (4,063)     108.1

Manufacturing and       1996   28,006    27,638        375       98.9
 Processing             1995   29,236    28,138      2,230       92.5
                        1994   26,134    23,881     (1,210)     103.2

Bonds                   1996    6,965     6,815      1,142       78.7
                        1995    6,756     6,493      1,974       69.0
                        1994    6,336     5,584        527       97.0

Other (3)               1996      588       706        108        N/M
                        1995      751       804     (1,356)       N/M
                        1994      (34)      949      1,171        N/M

(1) Certain amounts in prior years' Commercial SBU highlights have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on the Company's net income or stockholders' equity.
(2)  Industry standard not generally accepted accounting principles.
(3) The calendar year results reflect loss and loss expense savings (development) for accident years prior to 1993 (the year in which the SBUs were formed).
N/M  Not meaningful


  The commercial SBUs' net premiums written represented approximately 70% of the total net premiums earned in 1996. Most commercial SBUs experienced a decline in net premiums written for 1996, primarily due to: (i) higher premiums recorded in 1995 as a result of the reduction in premium processing backlog of $25 million; (ii) lower premium volume of approximately $20 million due to agency terminations; (iii) a reduction in existing business (renewal retention) attributable to a highly competitive commercial lines marketplace as well as non-renewals resulting from the Company's reunderwriting (reevaluating) of certain business classes, and/or accounts; (iv) workers' compensation rate decreases, which lowered premiums written by $8 million; and (v) a trend towards self-insurance mechanisms and other alternative markets, particularly in the public entities SBU, which reduced net premiums written by approximately $5 million. For the three-year period ended December 31, 1996, the Commercial SBUs, in total, average statutory combined ratio was 104.1%. The combined ratio for 1996 was 105.3% and reflected the numerous weather-related storm losses, which increased the ratio by 3.0 points. Excluding these storm losses, the combined ratio improved by .8 points, which reflected several factors, such as a sound underwriting approach, reunderwriting of certain business classes and active loss control preventions. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's commercial SBUs consist of the following:

  The Contractors SBU focuses on providing commercial insurance coverage for the building, carpentry and electrical trades, as well as grading, excavation and other construction businesses. In 1996, the Contractors SBU's net premiums earned represented 33% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 103.0%. Contractors generated a statutory combined ratio of 104.5% in 1996, down from 104.9% in 1995. During 1996, improvement was seen in the building construc-...

 ...tion business class, as well as in the New Jersey involuntary workers' compensation results. Conversely, the heavy construction business class, represented 3% of this SBUs net premiums earned, and generated approximately 40% (excluding storm losses), or $3 million, of its total underwriting loss. Loss development on older claims has negatively impacted underwriting results in this business class.

  The Mercantile and Service SBU focuses on providing commercial insurance coverage to retail stores, offices, religious institutions, wholesalers and service businesses. In 1996, the Mercantile and Service SBU's net premiums earned represented 31% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 105.4%. Mercantile and Service generated a statutory combined ratio of 108.3% in 1996 up from 102.7% in 1995. The increase in the combined ratio reflected the numerous weather-related storm losses, which increased the 1996 ratio by 4.4 points. Excluding these storm losses, the combined ratio increased by 1.2 points. Also contributing to the higher ratio was unfavorable underwriting results in its business owners policy ("BOP") product, which represented 15% of this SBU's net premiums earned, and generated approximately 25% (excluding storm losses), or $3 million, of its total underwriting loss. A major effort is under way to improve BOP results, including pricing analysis, reunderwriting, revisions to underwriting guidelines, and an enhanced program to update property to current market values.

  The Public Entities SBU focuses on providing commercial insurance coverage for public entities including: municipalities, school boards and volunteer fire departments and rescue squads. In 1996, the Public
Entities SBU's net premiums earned represented 19% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 105.3%. Public Entities generated a statutory combined ratio of 104.8% in 1996, up from 103.7% in 1995. The increase in the combined ratio reflected the numerous weather-related storm losses, which increased the 1996 ratio by 2.5 points. Excluding these storm losses, the combined ratio improved by 1.4 points. The improved results reflected:
(i) the ongoing efforts to reevaluate the existing book of business and obtaining rate increases where needed, (ii) improved New Jersey involuntary workers' compensation results and (iii) reduced exposure to highly specialized errors and omissions type-claims.

  The Habitational and Recreational SBU focuses on providing commercial insurance coverage to hotels and motels, condominiums, property owner associations, golf courses, country clubs, restaurants, membership organizations and other miscellaneous types of recreational industries. In 1996, this SBU's net premiums earned represented 9% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 106.5%. Habitational and Recreational generated a statutory combined ratio of 107.5% in 1996 up from 103.9% in 1995. The increase in the combined ratio reflected the numerous weather-related storm losses, which increased the 1996 ratio by 6.5 points. Excluding these storm losses, the combined ratio improved 2.9 points due to the reunderwriting of certain business classes and active loss control prevention. However, this business unit still continues to be negatively affected by results in the apartment business class, which represented 14% of this SBU's net premiums earned, and generated approximately 40% (excluding storm losses), or $1 million, of its total underwriting loss. The Company is tightening underwriting standards for apartment business, as well as for lodging, and eating and drinking establishments in New York.

  The Manufacturing and Processing SBU focuses on providing commercial Insurance coverage for light industrial and processing businesses with low product liability exposures. In 1996, the Manufacturing and Processing SBU's net premiums earned represented 6% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 98.2%. Manufacturing and Processing generated a statutory combined ratio of 98.9% in 1996 up from 92.5% in 1995. The increase in the combined ratio reflected the numerous weather-related storm losses, which increased the ratio by 5.7 points. Excluding these storm losses, the combined ratio increased by .7 points. The favorable underwriting results reflect high underwriting standards and this SBUs focus on light industrial and processing businesses with low product liability exposures.

  The Bonds SBU focuses on providing commercial insurance coverage for fidelity and surety, including but not limited to: bid, performance, maintenance, supply, site plan and subdivision bonds. In 1996, the Bonds SBU's net premiums earned represented 2% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this SBU was 81.6%. Twenty out of the last twenty-one years have been profitable for bonds.

  The Selective Risk Managers SBU was established in early 1997 and is the Company's seventh commercial SBU. This SBU is structured to focus on business opportunities in alternative insurance markets and to lead underwriting and sales efforts for large account, self-insured, group, association, and fee-for-service business as well as reinsurance. Developed several years ago in anticipation of this trend, Selective Technical Administrative Resources, Inc. ("SelecTech"), which is now part of this ...

 ...SBU, generates fee income by providing third party administrative ("TPA") services to self-insured accounts. SelecTech is also responsible for administering a comprehensive managed care program, which facilitates quality care and case management while managing costs on all medical claims.

Personal Insurance
------------------
  The following table sets forth, by personal lines coverages, the Company's net premiums written, net premiums earned, underwriting income or loss on a GAAP basis and the statutory combined ratio for the periods indicated:


Personal Lines SBU Highlights (1)
(dollars in thousands)
--------------------------------
                      Net        Net        GAAP         Statutory
                    Premiums   Premiums  Underwriting    Combined
                    Written     Earned   Income (Loss)   Ratio (2)

Total       1996   $217,167     217,473      4,819       97.5%
Personal    1995    221,935     221,587      1,762       98.2
Lines SBU   1994    208,080     207,988    (11,567)     105.9

Automobile  1996    194,118     193,721      4,261       97.5
            1995    197,902     197,398      5,494       96.8
            1994    185,077     184,062     (2,380)     100.8

Homeowners  1996     15,611      16,245     (3,005)     118.9
            1995     15,325      15,412     (5,993)     131.1
            1994     13,980      14,982    (10,287)     183.3

Flood       1996          -           -      1,955          -
            1995          -           -        756          -
            1994          -           -        653          -

Other       1996      7,438       7,507      1,608       79.2
            1995      8,708       8,777      1,505       82.6
            1994      9,023       8,944        447       91.1

(1) Certain amounts in prior years' Personal lines SBU highlights have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on the Company's net income or stockholders' equity.

(2) Industry standard not generally accepted accounting principles.

  Personal Lines net premiums written decreased 2% in 1996 over 1995. The decline occurred in New Jersey, which accounted for 84% of personal lines net premiums written.

  The Personal Lines SBU represented approximately 30% of the total net premiums earned in 1996. The Personal Lines SBU underwriting results have improved significantly over the past two years, resulting in an underwriting gain of $5 million and $2 million in 1996 and 1995, respectively, compared to an underwriting loss of $12 million in 1994. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the three-year period ended December 31, 1996, the Personal Lines SBU average statutory combined ratio was 100.5%. The combined ratio for 1996 was 97.5% and reflected the numerous weather-related storm losses, which increased the ratio by 1.9 points. Excluding these storm losses, the combined ratio improved by 2.6 points, which reflected several factors, such as a low underwriting expense ratio, a sound underwriting approach, aggressive homeowners inspection programs
o ensure that all property values reflect the amount necessary to replace the home in the event of loss, continued emphasis on fraud detection, and modest base rate changes as well as favorable loss experience in automobile.

  The Company's personal insurance coverages consist of the following:

  Personal Automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including fire and theft), property damage to other vehicles and other property as a result of automobile accidents involving personal vehicles. These policies may include uninsured motorist coverage. In 1996, personal automobile net premiums earned represented 89% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this coverage was 98.4%. Since January 1, 1990, the Company has been successful in obtaining personal automobile rate increases and individual surcharges that amounted to 55.8% on a compounded basis. Growth in net premiums earned due to higher rates was approximately $5 million, $8 million and $4 million for 1996, 1995 and 1994, respectively.
In addition to personal automobile rate adequacy improving, the Company is seeing important fundamental changes within this marketplace, including safer cars, greater fraud detection and increased public awareness of the costs associated with reckless and drunk driving. The 1996 portion of the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF") premium assessment...

 ....charged to the personal automobile line of insurance was $5 million as compared to $1 million in 1995 and $7 million in 1994. The significant increase in the 1996 UCJF assessment over 1995, reflected the one-time benefit in 1995 of lower ceded premiums recorded for the UCJF.

  Homeowners coverage insures individuals for losses to their residences and personal property such as those caused by fire, wind, hail, water damage, theft and vandalism and against third party liability claims. Additional coverage for specific personal property items can be purchased on a scheduled personal property basis. In 1996, homeowners net premiums earned represented 7% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this coverage was 144.4%.
On a statutory basis, homeowners coverage generated a combined ratio of 118.9% in 1996, down from 131.1% in 1995. Underwriting results also improved in the homeowners line of insurance despite $3 million in catastrophe losses resulting from the numerous weather-related storm losses in 1996. Excluding these storm losses, the combined ratio improved by
30.8 points. Improvements in this line were attributable to an aggressive homeowners inspection program that was completed to ensure that all property values reflect the amount necessary to replace the home in the event of a loss, reduced catastrophe reinsurance costs and improving rate adequacy.

  Personal Catastrophe Liability coverage, included in the "Other" category in the personal lines table, affords policyholders liability protection supplemental to that provided under automobile and homeowners policies and insures against catastrophic losses. This coverage normally is written in conjunction with other personal insurance. In 1996, net premiums earned for personal catastrophe liability coverage represented 2% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1996, the Company's average statutory combined ratio for this coverage was 67.1%.

  Flood coverage, which is provided through the personal lines SBU, is ceded 100% to the National Flood Insurance Program. The Company is a servicer and not an underwriter of this type of insurance and therefore bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. The flood business generated a profit of $2 million, $1 million and $1 million in 1996, 1995 and 1994, respectively.

Marketing and Distribution
--------------------------
  In 1996, the Company's products were developed and marketed through the Company's seven SBUs. These customer-focused SBUs evaluate the marketplace and provide a broad range of products and services specifically developed to meet the needs of the Company's agents and insureds in a particular market or territory. Selective Risk Managers, formed in 1997, provides to the Company and its agents business opportunities in the insurance alternative markets. This is an important addition to Selective's product portfolio, giving the agents an outlet for creative, nontraditional ways to meet the coverage and risk financing needs of their customers.

  The Insurance Subsidiaries sell their insurance products through a network of approximately 760 independent insurance agencies supported by seven full-service branch offices. The Company has maintained a strong relationship with its agency network by providing superior service, a stable marketplace and applying consistent underwriting standards. Over the past three years, the Company's agency force, in total, decreased by approximately 300 agencies reflecting terminations, as well as consolidations within the agency population. Agency terminations accounted for about 270 of the overall reduction. In 1996, the Company began writing business in Illinois. That was the first step of a six-state expansion into the Midwest, which is expected to include Iowa, Indiana, Wisconsin, Michigan and Ohio in 1997.
The Company is entering these Midwestern states utilizing a virtual office concept, a "no walls" field operation. Under the direction of a field manager, the Company's underwriting, claims and loss control specialists work from offices in their homes, with support and processing handled in Selective's corporate office in New Jersey via computers and data lines.

  The Company's continuing focus on profitable premium growth is closely linked to the quality of the Company's relationships with the independent agents who sell its products and services. The Company believes that the SBUs enhance its level of service to independent insurance agents and that the AMSs and CMSs will further enhance the level of service.

Underwriting
------------
Commercial insurance underwriting activities are conducted by branch AMSs who apply the Company's underwriting guidelines for particular policies and types of customers. In addition, home office staff specialists and the SBUs provide additional technical support to the branch offices when needed. Substantially all of the personal insurance underwriting activities are conducted at the home office under supervision of the centralized Personal Lines SBU.

  The branch offices and the SBUs work together to develop pricing, growth and profitability objectives. The branch AMSs deal directly with Selective's independent insurance agencies, and their frequent communication provides the Company with information as to the agencies' needs for products and pricing. This information is used by the branch offices and SBUs to develop the necessary products, pricing and applicable underwriting guidelines.

  For certain classes of business and policy limits (with the exception of umbrella policies), certain agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. The Company's agents' handbook sets forth underwriting criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their respective branch AMS to obtain authorization to bind coverage. Any underwriting that exceeds the branch AMS's authority requires home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be cancelled after the first 60 days other than at renewal upon prescribed prior notice of cancellation.

Claims
------
  Claims on policies are investigated and settled primarily by CMSs who are in the field and assigned to key agents. Losses are reported directly by the agent to its CMS who investigates and resolves the claim in person with the Company's policyholder. This enables Selective to physically inspect and settle losses in person promptly and accurately. In locales where there is insufficient claims volume to justify the cost of an internal claims staff, or when a particular claims expertise is required, the Insurance Subsidiaries use independent adjusters to investigate and resolve claims.

  The Company's claims policy emphasizes the timely investigation and settlement of meritorious claims for appropriate amounts, maintenance of adequate reserves for claims, and the cost-effective delivery of claims services by controlling loss expenses.

  Claims settlement authority levels are established for each adjustor and supervisor based on their expertise and experience. The setting of reserves and disposition of property and liability claims in excess of $100,000 field authority, per claim, requires home office review and approval. The Company refers all environmental claims to a centralized environmental claims unit which specializes in the claim management of these exposures.

  The Company has instituted internal procedures to screen claims for potential fraud. When fraud is suspected, the claim is reviewed by the Company or outside fraud investigator to determine the appropriate action before payment is authorized. The Company's automated claims system enables tracking of claims suspected to be fraudulent to determine the savings of nonpayment of such claims. In addition, the Company has introduced antifraud training and educational programs for its employees.

Reinsurance
-----------
  The Insurance Subsidiaries follow the customary industry practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to write large policies while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered ("treaty reinsurance"), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured ("facultative reinsurance") and certain automatic facultative arrangements that permit the Company to automatically reinsure risks within certain specified limits ("automatic facultative reinsurance"). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

  The Company has a Reinsurance Security Committee ("Reinsurance Committee") that reviews and approves all reinsurers who do business with the Company. The analysis includes a review of the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; (ii) Insurance Solvency International; and (iii) Standard & Poor's Insurance Rating Services ("Standard & Poor's"). Further information is obtained from the Company's reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not yet been assigned a rating.

  The Company continuously monitors the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. The Company's primary reinsurers are American Re-Insurance Company, Zurich Reinsurance Company of America, St. Paul...

 ...Reinsurance Management Corporation and First Excess & Reinsurance Corporation. In addition, the Company cedes no-fault claims for medical benefits in excess of $75,000 to the UCJF.

  Effective July 1, 1996, the Company revised certain reinsurance programs from a surplus share and facultative arrangement to a treaty excess of loss arrangement in order to reduce reinsurance costs and retain more of its premium volume. The new treaty excess of loss programs cover each property occurrence in excess of $400,000 up to $10 million and each casualty occurrence in excess of $1 million up to $50 million, except for commercial umbrella which is reinsured up to $10 million. In certain instances where greater capacity is needed for a larger property or casualty risk, facultative reinsurance is purchased.

  The Company's property catastrophe reinsurance program is in five layers and covers 95% of the losses in excess of $10 million up to $125 million. In addition to the catastrophe program, the Company maintains a New Jersey Homeowners Quota Share Program ("Homeowners Quota Share Program"). Under this program, the Company cedes 85.0% of the direct New Jersey premiums written and earned and 85.0% of the direct losses and allocated loss expenses incurred to its reinsurers and receives from the reinsurers a commission of 37%. In New Jersey, when the property catastrophe program is combined with the $95 million per occurrence limits of the Homeowners Quota Share Program, the Company has a total catastrophe cover of $210 million (excluding the 5% participation) in excess of $1 million.

  Effective January 1, 1997, the Company revised its property catastrophe program. The new program is in three layers and covers 95% of losses in excess of $10 million up to $55 million and 95% of losses in excess of $75 million up to $135 million. In New Jersey, when combined with the per occurrence limits of the Homeowners Quota Share Program of $95 million, the Company has a total catastrophe program of $140 million (excluding the 5% participation) in excess of $1 million and $60 million (excluding the 5% participation) in excess of $161 million. For the most part, the new program increases the Company's net retention in New Jersey (the largest catastrophe exposure) from $1 million to $21 million, with $20 million of the net retained amount to be incurred only in the event of losses in excess of $141 million. Over the past 124 years, New Jersey has had little historical incidence of catastrophe experience.

Pooling Arrangements
--------------------
  The Insurance Subsidiaries participate in intercompany pooling and expense sharing arrangements ("pool" or "pooling agreement"). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. Finally, the pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best and Standard & Poor's.

  The pool participation percentage of each Insurance Subsidiary reflects the ratio of that subsidiary's policyholders' surplus to the Company's aggregate policyholders' surplus. The percentages are as follows:

                       SICA...............55.5%
                       SWIC...............21.5%
                       SISC................9.0%
                       SISE................7.0%
                       EIC.................7.0%

  Through the pool, SICA assumes from the other Insurance Subsidiaries, net of applicable reinsurance, all of their combined premiums, losses, loss expenses and underwriting expenses, and SICA cedes to the other Insurance Subsidiaries 44.5% of the Insurance Subsidiaries' combined premiums, losses, loss expenses and underwriting expenses. Through the pool, the Insurance Subsidiaries also share underwriting and administration expenses. Accounts are rendered within forty five days after the end of the calendar quarter and are settled within sixty days after the end of the calendar quarter. The pool may be terminated at the end of any calendar month by any Insurance Subsidiary giving ninety days prior notice of termination.

Reserves for Net Losses and Loss Expenses
-----------------------------------------
  For information about reserves for net losses and loss expenses, see (i) the section entitled "Analysis of Reserves for Losses and Loss Expenses" on pages 28 through 30, inclusive, of the 1996 Annual Report, (ii) the section entitled "Environmental Reserves" on pages 30 through 32, inclusive, of the 1996 Annual Report and (iii) notes 15(a) and 17 to the Consolidated Financial Statements on pages 49 through 51 of the 1996 Annual Report, all of which are incorporated herein by reference.

Investments and Investment Policy
---------------------------------
  For information about investments and investment policy, see the section entitled "Investments" on pages 18 and 19, of the 1996 Annual Report, incorporated herein by reference.

Regulation
----------
General
-------
  Insurance companies are subject to supervision and regulation in the states in which they are domiciled and in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies but generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. The Company believes that it is in compliance with applicable regulatory requirements in all material respects as of the date of this report. Although the U.S. Federal government does not directly regulate the insurance industry, Federal initiatives from time to time can have an impact on the industry.

State Regulation
----------------
  The authority of the state insurance departments extends to such matters as the establishment of standards of solvency, which must be met and maintained by insurers, the licensing of insurers and agents, the imposition of restrictions on investments, premium rates for property and casualty insurance, the payment of dividends and distributions, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders and the approval of policy forms. State insurance departments also conduct periodic examinations of the financial and business affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Regulatory agencies require that premium rates not be excessive, inadequate or unfairly discriminatory. In general, the Insurance Subsidiaries must file all rates for personal and commercial insurance with the insurance department of each state in which they operate. In recent years, state regulatory agencies have generally been slow to approve proposed rate changes for personal lines and workers' compensation.

  All states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers. Pursuant to these laws, the respective departments may examine the Parent and the Insurance Subsidiaries at any time, require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate and require prior approval or notice of certain transactions, such as dividends or distributions from the Insurance Subsidiary domiciled in that state to the Parent.

NAIC Guidelines
---------------
  The Insurance Subsidiaries are subject to the general statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners ("NAIC"). The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The Insurance Subsidiaries on a consolidated basis have, in recent years, met all of the IRIS test ratios.

  NAIC rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. All of the states that the Insurance Subsidiaries are domiciled in are accredited.

  The NAIC Model Act was adopted by the NAIC to, among other things, enhance the regulation of insurer insolvency. This act includes certain risk-based capital ("RBC") requirements for property and casualty insurance companies. These requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The NAIC Model Act measures major areas of risk facing property and casualty insurers: (i) asset risk, which is the risk of default and decline in market value of assets; (ii) credit risk, which is the risk that ceded reinsurance and other receivables might not be collected; (iii) underwriting risk, which is the risk that prices or reserves are inadequate; and (iv) off balance sheet risk, which includes excessive premium growth and contingent liabilities. Insurers having less total adjusted capital than required by the act are subject to varying degrees of regulatory action depending on the level of capital inadequacy.

  The model law establishes four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of an insurer's total adjusted capital, as defined in the model law, to its Authorized Control Level ("ACL"), as calculated under the model law, decreases. The first action level, the Company Action Level, requires an insurer to submit a comprehensive financial plan of corrective actions to the insurance regulators if total adjusted capital falls below 200% of the ACL amount.
The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to take any action they deem necessary, including placing the insurer under regulatory control or rehabilitate or liquidate an insurer, in addition to the aforementioned actions if total adjusted capital falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to place the insurer under regulatory control if total adjusted capital falls below 70% of the ACL amount. Based upon the 1996 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Company Action Level, and the risk-based capital ratios are as follows:

                           SICA..............481%
                           SWIC..............536%
                           SISE..............475%
                           SISC..............525%
                           EIC...............450%

Automobile Insurance Regulation
-------------------------------
  New Jersey insurance regulations presently require insurers to write all personal automobile coverage presented to them from drivers with eight points or less on their driving record. While SICA is required to write such coverage, the rates charged by SICA reflect the insured's motor vehicle record and incidence of at-fault accidents. Drivers whose poor driving record makes them ineligible to otherwise obtain insurance must purchase insurance from the Personal Automobile Insurance Plan ("PAIP"). SICA receives its proportionate share of PAIP business based on its voluntary personal automobile writings. Premiums and losses under PAIP are borne by the Company. Pennsylvania, Delaware, District of Columbia, Virginia, Georgia and New York also maintain assigned risk plans. Each plan requires a company to accept its proportionate share of this business based upon its share of the voluntary market.

  Because the Company writes voluntary commercial automobile insurance in New Jersey, the Company is also required by New Jersey law to write involuntary coverage through a CAIP for those insureds who are otherwise unable to obtain insurance in the marketplace. Participation in the CAIP is based on the Company's share of the voluntary commercial automobile market. Pennsylvania, Delaware, Virginia, South Carolina, Georgia and New York also maintain assigned risk plans. Each plan requires a company to accept its proportionate share of this business based upon its share of the voluntary market.

  South Carolina insurance regulations require insurers to write all personal and certain commercial automobile coverage presented to them by drivers. Although the Company is required to write all new applications, the Company is able to cede up to 35% to the South Carolina Reinsurance Facility ("SCRF"). This ceding mechanism allows the Company to cede less desirable risks to the SCRF. The SCRF operates on a no-profit, no-loss basis through a surcharge on all automobile policies written in South Carolina.

  The UCJF provides for an insurance fund to reimburse auto insurers paying no fault claims for medical benefits in excess of $75,000 without limit for claims against policies issued or renewed prior to January 1, 1991 and up to a maximum of $250,000 per claim against policies issued or renewed thereafter. Supplementally, the UCJF compensates persons not required by law to carry automobile insurance who are injured in accidents with uninsured or unidentified motorists. The UCJF is funded through assessments on auto insurers in proportion to net direct written personal and commercial auto premiums. UCJF assessments are treated as ceded reinsurance premiums, and recoveries are treated as reinsurance recoverables.

Excess Profits
--------------
  There is an excess profits law in New Jersey, which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations, are subject to refund or credit to policyholders. An excess profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Insurance each year for the three-year period including such year and the two calendar years immediately preceding such year. The Company estimates that excess profits are incurred at combined ratios below approximately 99%, and management evaluates profitability levels with respect to potential exposure to such required refunds. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Homeowners Insurance Regulation
-------------------------------
  The New Jersey Department regulations prohibit the cancellation or non-renewal of homeowners insurance policies for any underwriting reason or guideline which is arbitrary, capricious or unfairly discriminatory or without adequate notice to insured.

  Among the areas of regulatory mechanisms to which the Company is subject are those designed to address problems in the homeowners property insurance marketplace. These mechanisms are designed to address perceived problems in the availability and affordability of such insurance. These mechanisms take two forms, voluntary and involuntary.

  Voluntary mechanisms such as the recently adopted New Jersey Windstorm Market Assistance Program ("Program") generally do not result in assessments to the Company. The Program is designed to assist property owners in New Jersey coastal areas in obtaining homeowners insurance. The Company has the option to accept or decline to write insurance offered to it through the Program. Offerings are made to the Company on a random basis according to its percentage of homeowners writings in the entire state of New Jersey. If accepted by the Company, such business would be treated as would any other property business written by the Company.

  Involuntary mechanisms such as the New Jersey Fair Access to Insurance Requirements ("NJFAIR") generally result in assessments to the Company. NJFAIR writes fire and extended coverage on homeowners for those individuals otherwise unable to secure insurance. Policies are issued by NJFAIR and the deficit, if any, is assessed to those companies writing homeowners insurance in the state based on the Company's share of the voluntary property market. Similar involuntary plans exist in the District of Columbia and most other states in which the Company operates including:
Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania and
Virginia.

Workers' Compensation Insurance Regulation
------------------------------------------
  Because the Insurance Subsidiaries write voluntary workers' compensation insurance, they also are required by state law to write involuntary coverage, which is coverage for those insureds which are otherwise unable to obtain insurance in the marketplace. Insurance companies that underwrite voluntary workers' compensation insurance can either write involuntary coverage assigned by state regulatory authorities or participate in the NCCI, which is a sharing arrangement among carriers for involuntary risks. The Company participates in the NCCI; however, effective January 1, 1995, the Company withdrew from the New Jersey NCCI and commenced accepting direct assignments.

Environmental Regulation
------------------------
  Although the U.S. Federal government does not directly regulate the insurance industry, Federal environmental initiatives can have an impact on the industry. Authorization for funding for the hazardous substances superfund under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") expired on December 31, 1995. Despite the expiration of funding, currently there are still funds remaining in Superfund from prior years. At this time, the Company is unable to predict whether, or in what form Superfund will be reauthorized; and what the possible impact on the Company will be.

Other Assessments
-----------------
  All states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other licensed insurers. Insurers can be assessed, on the basis of a percentage of premiums written for the relevant lines of insurance in that state each year, to pay the claims of insureds of insolvent insurers. Generally, most of these assessments are recoverable either in the form of policy surcharges, premium tax reductions or, since such assessments are a component of the rate structure, in the form of rate increases. In New Jersey, contingent upon approval by the Commissioner of Insurance, these assessments are recoverable through policy surcharges. Consequently, the impact of these assessments to the Company is not significant.

Regulation of Dividends and Distributions
-----------------------------------------
  The Parent is an insurance holding company whose principal assets consist of the stock of the Insurance Subsidiaries. The Insurance Subsidiaries are subject to supervision and regulation in the states in which they are domiciled and in which they transact business. The Parent's ability to declare and pay dividends on common stock is affected by the ability of the Insurance Subsidiaries to declare and distribute dividends under the regulatory limitations of such states. See Item 5. "Market For Registrant's Common Equity and Related Stockholder Matters."

Legislative and Regulatory Proposals
------------------------------------
  The Governor of New Jersey, in her 1997 State of the State address, set forth a proposed agenda for personal automobile insurance reform intended to reduce personal automobile insurance rates in the state. The Governor's proposals also include, among other things: (i) eliminating automatic annual cost of living premium increases; (ii) eliminating policyholder surcharges;
(iii) modifying rights of insurers to decline renewal of policies; and (iv) providing insureds with a range of policy options encompassing varying levels of coverage. The Company is unable to predict whether or in what form such initiatives might be implemented or the effect, if any, on the Company.

  Senate Bill, S-254 has passed the South Carolina Senate. This bill would sunset the South Carolina Reinsurance Facility and establish an assigned risk pool. The effect of this legislation is to eliminate the current system under which insurers are assessed costs for the operation of the SCRF and subsequently recoup such costs from insureds. The Company is unable to predict the likelihood of passage of such bill, the form in which it may be enacted, or the effect, if any, on the Company.

Competition
-----------
  The Company competes with other regional and national insurance companies, self-insurers and direct writers of insurance coverages. Many of these competitors are larger than the Company with greater economic resources.
The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas in which the Insurance Subsidiaries operate, particularly outside of New Jersey. The Company's competitors could undertake actions which could adversely affect the Company's underwriting results, such as pricing premiums more aggressively. The insurance industry is currently experiencing pricing competition, which impacted the Company's commercial business. Selective is unwilling to sacrifice its underwriting standards and profitability by competing solely on the basis of price. In addition, because the Company's insurance products are marketed through independent insurance agencies, most of which represent more than one insurance company, the Company faces competition within each agency. However, the Company believes that the loss of any particular independent insurance agency would not have a material adverse effect on the Company's financial position and operating results.

  The Company believes that as a regional company it has certain competitive advantages over national companies in the states, such as New Jersey, in which its insurance businesses are concentrated, including a closer relationship with its agents and a better knowledge of its operating territories. The Company believes that the branch offices, SBUs, AMSs and CMSs further enhance its relationship with agents and policyholders by enabling the Company to provide competitive service and underwriting.

  The Company also faces competition from the implementation of self-insurance, as many insureds are examining the risks of self-insuring as an alternative to traditional insurance. Another competitive factor in the industry involves banks stepping up efforts to break the barriers between various segments of the financial services industry, including insurance. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

  In response to these alternatives to traditional insurance, in 1993, the Company developed SelecTech, now part of the Selective Risk Managers SBU, to provide TPA services to these customers. Services include workers' compensation claims administration, loss control and risk management. Within SelecTech, the Company created SelectCare, a comprehensive managed care program which is responsible for workers' compensation referrals through all SBUs, facilitating quality medical care and case management while managing costs. SelectCare develops a partnership among the coordinating care physician, the nurse case manager, health care providers, the employer and claims representative. SelectCare's focus is to facilitate quality medical care and case management while controlling costs so that injured workers are rehabilitated and can successfully return to work.

Ratings
-------
  The Company is rated "A+ (Superior)" by A.M. Best. Ratings by A.M. Best for the insurance industry range from "A++ (Superior)" to "F (in Liquidation)." According to A.M. Best, an insurer with an "A++" or "A+" rating has demonstrated superior overall performance. During 1996, A.M. Best reaffirmed the Company's A+ rating, which A.M. Best advised "reflects the Company's high-quality balance sheet, strong local market focus, continued improvement in operating results and strengthened capital position."

  According to A.M. Best, the objective of the rating system is to evaluate factors affecting the overall performance of an insurance company in order to provide an opinion of the company's financial strength, operating performance and ability to meet its obligations to policyholders. The procedures include quantitative and qualitative evaluations of the company's financial condition and operating performance. The quantitative evaluation is based on an analysis of each company's reported financial performance for at least the previous five fiscal years. These tests measure a company's performance in the areas of....

 ... profitability, capitalization (leverage) and liquidity. A.M. Best also reviews the following qualitative data: (i) spread of risk;(ii) quality and appropriateness of reinsurance programs; (iii) quality and diversification of assets; (iv) adequacy of policy or loss reserves; (v)adequacy of surplus; (vi) capital structure; and (vii) management's experience and objectives.

  The Company also has an A+ claims-paying rating from Standard & Poor's. According to Standard & Poor's, insurers with this rating offer good financial security, but their capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Claims-paying ability ratings by Standard & Poor's for the industry range from "AAA (Superior)" to "R (Regulatory Action)," and insurers with a rating of "BBB-" or better are considered to have a secure claims-paying ability.

  According to Standard & Poor's, a claims-paying ability rating represents its opinion of an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Claims-paying ability ratings are assigned by Standard & Poor's at the request of the insurer. Ratings are based on current information furnished by the insurer or obtained by Standard & Poor's from other sources it considers reliable and on extensive quantitative and qualitative analysis. The rating process also includes meetings with the insurer's management. Standard & Poor's does not perform an audit in connection with any rating and may rely on unaudited financial information.

  Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither ratings of securities nor recommendations to buy, hold or sell any security.

Item 2.  Properties.

  Information required under this item is incorporated herein by reference to the sections entitled "Subsidiaries," "Branch Offices," "Field Offices," "Information Systems Office" and "Properties" on page 57 of the 1996 Annual Report. The Company's facilities are substantially fully utilized and are adequate for the conduct of the Company's business.

Item 3.  Legal Proceedings.

  Information required under this item is incorporated herein by reference to note 15(a) to the consolidated financial statements on pages 49 and 50 of the 1996 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

  Information required under this item regarding the principal market on which the Company's common stock is traded and the number of holders thereof is incorporated herein by reference to the section entitled "Common Stock Information" on page 57 of the 1996 Annual Report.

  Information required under this item regarding the price range of the Company's common stock and frequency and amount of dividends is incorporated herein by reference to the section entitled "Quarterly Financial Information" on page 53; and the section entitled "Financial condition; liquidity and capital resources" on page 26 up to the sixth full paragraph on that page of the 1996 Annual Report.

Item 6.  Selected Financial Data.

  Information required under this item is incorporated herein by reference to page 20 and the first column and related notes on page 21 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Information required under this item is incorporated herein by reference to the section entitled "Results of Operations" on pages 22 through page 25, inclusive; the section entitled "Federal Income Taxes" on page 25; the section entitled "Impact of Inflation" on page 32; and the section entitled "Financial condition; liquidity and capital resources" on pages 26 through 27, inclusive, of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

  The consolidated financial statements and supplementary data of the Company are incorporated herein by reference to pages 33 through 52, inclusive, of the 1996 Annual Report. An index to the consolidated financial statements is contained in Item 14 (a)(1) of this report, and the Quarterly Financial Information is incorporated herein by reference to page 53 of the 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None


                                 PART III
  The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 1996 Annual Meeting of Stockholders ("Proxy Statement"), which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

Item 10.  Directors and Executive Officers of the Registrant.

  Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Candidates," "Continuing Directors" and "Notes to Table of Candidates and Continuing Directors" in the Proxy Statement; (ii)
"Executive Compensation and Other Information - Executive Officers of the Company;" and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.  Executive Compensation.

  Incorporated herein by reference to the sections entitled: (i) "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Report of the Selective Insurance Group, Inc. Salary and Employee Benefits Committee" in the Proxy Statement; and (ii) "Summary Compensation Table," "Footnotes to Summary Compensation Table," "Stock Options and Stock Appreciation Rights," "Options and SAR Exercises and Holdings" and "Pension Plans" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Incorporated herein by reference to the sections entitled: (i) "General Matters" in the Proxy Statement; and (ii) "Candidates," "Continuing Directors" and "Notes to Table of Candidates and Continuing Directors" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

  Incorporated herein by reference to the section entitled "Interest of Management and Others in Certain Transactions" in the Proxy Statement.

                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of (or incorporated by reference) in this report:

(1)  Consolidated financial statements:

  The consolidated financial statements of the Company, with Independent Auditors' Report thereon, listed below are incorporated herein by reference to pages 33 through 53, inclusive, of the 1996 Annual Report.
                                                                    1996
                                                                    Annual
                                                                    Report
                                                                    Page

Independent Auditors'  Report........................................   33

Consolidated Balance Sheets at December 31, 1996 and 1995............   34

Consolidated Statements of Income for the years
   ended December 31, 1996, 1995 and 1994............................   35

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1996, 1995 and 1994..............   36

Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994............................   37

Notes to Consolidated Financial Statements............................38-52


(2)  Financial statement schedules:

  The financial statement schedules required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                     Form
                                                                     10-K
                                                                     Page

Independent Auditors' Report.....................................    21

  Schedule I  Summary of Investments - Other than
    Investments in Related Parties at
    December 31, 1996............................................    22

  Schedule II  Condensed Financial Information of
    Registrant at December 31, 1996
    and 1995, and for the years ended
    December 31, 1996, 1995 and 1994.............................    23-25

  Schedule III  Supplementary Insurance Information
    for the years ended December 31,
    1996, 1995 and 1994..........................................    26-28

  Schedule IV  Reinsurance for the years ended
    December 31, 1996, 1995 and 1994.............................    29

  Schedule V  Allowance for Uncollectible Premiums
    and Other Receivables for the years
    ended December 31, 1996, 1995 and 1994.......................    30

  Schedule VI  Supplemental Information for the
    years ended December 31, 1996, 1995
    and 1994.....................................................    31


(3) Exhibits:

    The exhibits required by Item 601 of Regulation SK are listed in the
    Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                        Independent Auditors' Report
                        ----------------------------



The Board of Directors and Stockholders
Selective Insurance Group, Inc.


Under date of January 17, 1997, we reported on the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities" in 1994.









                                                     KPMG Peat Marwick LLP
Short Hills, New Jersey
January 17, 1997

SCHEDULE I



       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                           December 31, 1996


Type of investment                Cost or         Fair         Carrying
(in thousands)                 amortized cost     value         amount

Debt securities:
Held-to-maturity:
  U.S. government and government
   agencies                    $   16,184        16,855        16,184
  Obligations of states and
   political subdivisions         371,799       383,149       371,799
  Mortgage-backed securities       44,809        45,269        44,809
Total debt securities,          ---------     ---------     ---------
  held-to-maturity                432,792       445,273       432,792

Available-for-sale:
  U.S. government and government
    agencies                      159,382       165,245       165,245
  Obligations of states and
    political subdivisions        287,006       293,955       293,955
  Corporate securities            430,387       436,083       436,083
  Asset-backed securities          61,797        62,298        62,298
  Mortgage-backed securities       27,393        27,791        27,791
Total debt securities,          ---------     ---------     ---------
  available-for-sale              965,965       985,372       985,372

Equity securities, available-for-sale:
Common stocks:
  Public utilities                  2,573         5,663         5,663
  Banks, trust and insurance
    companies                       8,685        10,821        10,821
  Industrial, miscellaneous
    and all other                  88,125       144,612       144,612
Total equity securities,        ---------     ---------     ---------
  available-for-sale               99,383       161,096       161,096

Short-term investments             33,924        XX,XXX        33,924
Other investments                  10,530        XX,XXX        10,530
                                ---------     ---------     ---------
Total investments              $1,542,594        XX,XXX     1,623,714
                                =========     =========     =========

SCHEDULE II
                      SELECTIVE INSURANCE GROUP, INC.
                           (Parent Corporation)
                              Balance Sheets


(dollars in thousands)                                  December 31,
                                                   1996              1995
----------------------------------------------------------------------------
Assets
------
Equity securities, available-for-sale
   - at fair value (cost: $2,471)            $    2,468             2,413
Short-term investments                            5,287             6,806
Cash                                                 27                33
Investment in subsidiaries                      571,539           541,437
Deferred Federal income tax                       2,928             2,621
Other assets                                        852               888
                                                -------           -------
Total assets                                 $  583,101           554,198
                                                =======           =======
Liabilities and Stockholders' Equity
------------------------------------
Convertible subordinated debentures          $    6,912             7,292
Notes payable                                    96,857           104,000
Current Federal income tax                          488               779
Other liabilities                                 4,545             5,378
                                                -------           -------
Total liabilities                               108,802           117,449
                                                -------           -------
Stockholders' equity:
Common stock of $2 par value per share:
Authorized shares: 90,000,000
  Issued: 17,911,087   1996;
  17,647,178   1995                              35,822            35,294
Additional paid-in capital                       53,882            46,071
Net unrealized gains on securities,
  available-for-sale, net of deferred
  income tax effect                              52,728            56,740
Retained earnings                               386,601           347,318
Treasury stock   at cost
  (shares: 3,366,631   1996;
  3,247,189   1995)                             (50,680)          (46,429)
Deferred compensation expense and notes receivable
   from stock sales                              (4,054)           (2,245)
                                                -------           -------
Total stockholders' equity                      474,299           436,749
                                                -------           -------
Total liabilities and stockholders' equity   $  583,101           554,198
                                                =======           =======

Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1996 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                             (Parent Corporation)
                             Statements of Income

(in thousands)                                  Year ended December 31,
                                              1996       1995       1994
--------------------------------------------------------------------------
Revenues:
Dividends from subsidiaries               $  28,006     13,483      3,349
Net investment income earned                    548        429        377
Miscellaneous income                             22         44          2
                                             ------     ------     ------
                                             28,576     13,956      3,728
                                             ------     ------     ------
Expenses:
Interest                                      9,185      9,297      6,552
Other operating                               1,407      2,028        707
                                             ------     ------     ------
                                             10,592     11,325      7,259
                                             ------     ------     ------

Income (loss) before Federal income tax
  and equity in undistributed income of
  subsidiaries                               17,984      2,631     (3,531)
                                             ------     ------     ------

Federal income tax expense (benefit):
Current                                      (3,012)    (3,289)    (2,494)
Deferred                                       (326)      (220)       432
                                             ------     ------     ------
                                             (3,338)    (3,509)    (2,062)
                                             ------     ------     ------

Income (loss) before equity in undistributed
  income of subsidiaries, net of tax         21,322      6,140     (1,469)
Equity in undistributed income of
  subsidiaries, net of tax                   34,229     46,902     39,745
                                             ------     ------     ------
Net income                                 $ 55,551     53,042     38,276
                                             ======     ======     ======


Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1996 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                            (Parent Corporation)
                         Statements of Cash Flows

(in thousands)                                Year ended December 31,
                                            1996        1995        1994
--------------------------------------------------------------------------
Operating Activities:

Net income                             $   55,551      53,042      38,276
                                           ------      ------      ------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Equity in undistributed income of
  subsidiaries, net of tax                (34,229)    (46,902)    (39,745)
Increase (decrease) in net Federal
  income tax                                 (618)        792       2,408
Other, net                                    389         900       1,189
                                           ------      ------      ------
Net adjustments                           (34,458)    (45,210)    (36,148)
                                           ------      ------      ------
Net cash provided by operating
  activities                               21,093       7,832       2,128
                                           ------      ------      ------

Investing Activities:
Purchase of equity securities,
  available-for-sale                         -         (2,471)        -


Financing Activities:
Proceeds from note payable                   -            -        54,000
Principal payment on note payable          (7,143)        -           -
Capital contributions to subsidiaries        -             (3)    (33,680)
Dividends to stockholders                 (16,268)    (15,996)    (15,549)
Acquisition of treasury stock              (4,251)       (285)       (122)
Net proceeds from dividend
  reinvestment plan                         1,147       1,164       1,166
Net proceeds from stock purchase and
  compensation plans                        6,812       5,940       2,272
Increase in deferred compensation
  expense and notes receivable from
  stock sale                               (2,915)     (1,686)       (992)
Net cash (used in) provided by             ------      ------      ------
  financing activities                    (22,618)    (10,866)      7,095
                                           ------      ------      ------
Net (decrease) increase in cash and
  short-term investments                   (1,525)     (5,505)      9,223
Cash and short-term investments at
  beginning of year                         6,839      12,344       3,121
Cash and short-term investments at         ------      ------      ------
  end of year                           $   5,314       6,839      12,344
                                           ======      ======      ======




Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1996 Annual Report.

SCHEDULE III
           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1996

                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   65,515        789,213        227,074       477,506

Personal                17,635        245,227         74,153       217,473

Other                     -             5,145           -              (32)

Reinsurance recoverable
  on unpaid losses
  and loss expenses
  at end of year          -           150,208           -             -

Prepaid reinsurance
  premiums                -              -            30,813          -

Interest and general
  corporate expenses      -              -              -             -
                        ------      ---------        -------       -------
Total                  $83,150      1,189,793        332,040       694,947
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1996

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   338,523        143,788         18,837      475,104

Personal                157,174         48,464          7,433      217,167

Other                       (32)            14              1          (32)

Reinsurance recoverable
  on unpaid losses
  and loss expenses
  at end of year              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         10,646            -
                        -------        -------         ------       -------
Total               $   495,665        192,266         36,917       692,239
                        =======        =======         ======       =======



NOTE: A meaningful allocation of net investment income of $96,952 and net realized gains on investments of $2,786 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          Year ended December 31, 1995

                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   64,475        765,040        229,476       521,196

Personal                17,725        237,468         74,459       221,587

Other                     -             5,175           -               34

Reinsurance recoverable
  on unpaid losses
  and loss expenses
  at end of year          -           121,369           -             -

Prepaid reinsurance
  premiums                -              -            39,952          -

Interest and general
  corporate expenses      -              -              -             -
                        ------      ---------        -------       -------
Total                  $82,200      1,120,052        343,887       742,817
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1995

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   366,936        149,737         17,416      535,050

Personal                161,935         52,054          6,636      221,935

Other                        30             16              1           36

Reinsurance recoverable
  on unpaid losses
  and loss expenses
  at end of year              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         11,909            -
                        -------        -------         ------       -------
Total               $   528,901        201,807         35,962       757,021
                        =======        =======         ======       =======


NOTE:   A meaningful allocation of net investment income of $91,640 and net realized gains on investments of $900 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

         SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                    SUPPLEMENTARY INSURANCE INFORMATION
                       Year ended December 31, 1994

                           Losses      Amortization
Segment           Net      and loss    of deferred    Other      Net
                  premiums expenses    policy acqui-  operating  premiums
(in thousands)    earned   incurred    sition costs   expenses   written
-------------------------------------------------------------------------
Commercial      $ 472,218   327,366       147,210       16,702   489,797

Personal          207,988   161,915        52,151        6,323   208,080

Other                  64    (1,293)          432           46        64

Interest and
  general corporate
  expenses              -         -             -        7,174         -
                  -------   -------       -------       ------   -------
Total           $ 680,270   487,988       199,793       30,245   697,941
                  =======   =======       =======       ======   =======

NOTE: A meaningful allocation of net investment income of $80,657 and net realized gains on investments of $4,230 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

SCHEDULE IV
        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                               REINSURANCE
                Years ended December 31, 1996, 1995 and 1994

                                                                     % of
                                     Ceded to    Assumed             amount
                             Gross   other       from other   Net    assumed
(in thousands)               amount  companies   companies    amount  to net
------------------------------------------------------------------------------

1996

Premiums earned:
Accident and health ins.   $     799       -           -          799      -
Property and liability ins.  760,557  95,765      29,356      694,148    4.2
                             -------  ------      ------      -------
Total premiums earned      $ 761,356  95,765      29,356      694,947    4.2
                             ======= =======      ======      =======


1995

Premiums earned:
Accident and health ins.  $    1,925       -           -        1,925     -
Property and liability ins.  785,773  94,429      49,548      740,892    6.7
                             -------  ------      ------      -------
Total premiums earned     $  787,698  94,429      49,548      742,817    6.7
                             =======  ======      ======      =======


1994

Premiums earned:
Accident and health ins.  $    2,244       -           -        2,244     -
Property and liability ins.  727,466 104,722      55,282      678,026    8.2
                             ------- -------      ------      -------
Total premiums earned  $     729,710 104,722      55,282      680,270    8.1
                             ======= =======      ======      =======

SCHEDULE V

        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
          ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
               Years ended December 31, 1996, 1995 and 1994

(in thousands)
----------------------------------------------------------------------------
                                     1996            1995            1994

Balance, January 1             $    3,450           2,501           2,072

Additions                           3,502           2,847           1,547

Deletions                          (3,650)         (1,898)         (1,118)
                                    -----           -----           -----
Balance, December 31           $    3,302           3,450           2,501
                                    =====           =====           =====

SCHEDULE VI

       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                          SUPPLEMENTAL INFORMATION
                Years ended December 31, 1996, 1995 and 1994


                              Losses and loss expenses
                                incurred related to              Paid
Affiliation with Registrant     (1)               (2)            losses
                              current            prior           and loss
(in thousands)                 year              years           expenses
---------------------------------------------------------------------------

Consolidated Property/
  Casualty Subsidiaries:

  Year ended Dec. 31, 1996    $504,843          (9,178)          454,763

  Year ended Dec. 31, 1995    $516,219          12,682           418,072

  Year ended Dec. 31, 1994    $490,641          (2,653)          403,809




Note: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves.


PAGE


                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.



By: s// James W. Entringer           March 26, 1997
    -------------------------------
    James W. Entringer, Chairman of
    the Board, President
    and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: s// James W. Entringer           March 26, 1997
    -------------------------------
    James W. Entringer, Chairman of
    the Board, President
    and Chief Executive Officer



By: s// Gregory E. Murphy            March 26, 1997
    -------------------------------
    Gregory E. Murphy, Senior Vice
    President, Finance



By: s// A. David Brown               March 26, 1997
    -------------------------------
    A. David Brown, Director



By: s// William A. Dolan, II         March 26 1997
    -------------------------------
    William A. Dolan, II, Director




By: s// William C. Gray              March 26, 1997
    -------------------------------
    Thomas D. Sayles, Jr.



By: s// C. Edward Herder             March 26, 1997
    -------------------------------
    C. Edward Herder, Director



By: s// Frederick H. Jarvis          March 26, 1997
    -------------------------------
    Frederick H. Jarvis, Director



By: s// William M. Kearns,Jr.        March 26, 1997
    -------------------------------
    William M. Kearns, Jr., Director



By: s// Joan M. Lamm-Tennant, Ph.D.  March 26, 1997
    -------------------------------
    Joan M. Lamm-Tennant, Ph.D.
    Director



By: s// S. Griffin McClellan, III    March 26, 1997
    -------------------------------
    S. Griffin McClellan, III
    Director



By: s// Russell R. Moffett           March 26, 1997
    -------------------------------
    Russell R. Moffett,Director



By: s// William M. Rue               March 26, 1997
    -------------------------------
    William M. Rue, Director



By: s// Thomas D. Sayles, Jr.        March 26, 1997
    -------------------------------
    Thomas D. Sayles, Jr.
    Director



By: s// J. Brian Thebault            March 26, 1997
    -------------------------------
    J. Brian Thebault, Director


PAGE

                               EXHIBIT INDEX

 *   Exhibits included within this 10-K
 P   Paper filing under cover of Form SE

Exhibit
Number
-------
 2 Agreement and Plan of Merger, dated as of March 27, 1992, among Selective Insurance Group, Inc., Niagara Acquisition Co., Niagara Exchange Corporation, Riedman Corporation, PSCO Partners Limited Partnership, PSCO Bermuda Partners, PSCO Fund Limited and Charles
         J. Clauss (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 30, 1992, filed with the Securities Exchange Commission on April 7, 1992), File No. 0-8641.

 3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended through November 6, 1989 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 3.2 The Company's By-Laws, adopted on August 26, 1977, amended through May 1, 1992 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 4.1 The form of Indenture dated December 29, 1982, between the Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee relating to the Company's 8 3/4% Subordinated Convertible Debentures due 2001 (incorporated herein by reference to Exhibit
         4.3 to the Company's Registration Statement on Form S-3
         No. 2-80881).

 4.2 Rights Agreement dated November 3, 1989 between Selective Insurance Group, Inc. and Midlantic National Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 10.1 The Selective Insurance Retirement Savings Plan as amended through August 15, 1996 (incorporated herein by reference by Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10477).

 10.2 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File
         No. 0-8641).

 10.3 The Company's Stock Option Plan as amended through May 6, 1988 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 33-22450).

 10.4 Directors' Plan. A retirement and total and permanent disability plan for directors as amended through May 5, 1989 (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File
         No. 0-8641).

 10.5 Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.6    The Company's 1987 Employee Stock Purchase Savings Plan
         (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.7 The Selective Insurance Rewards Program adopted January 1, 1994, which replaced the Annual Incentive Compensation Plan
         (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

PAGE

 10.8 The Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agents as amended through December 1, 1995 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.9 The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended through November 1, 1991 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-36368).

 10.10 Selective Insurance Group, Inc. Stock Option Plan II, as amended, and related forms of option agreements (incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form S-8 No. 33-87534).

*10.11 Amendment, dated October 29, 1996, to the Selective Insurance Group, Inc. Stock Option Plan II in Exhibit 10.10 above, filed herewith.

 10.12 The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10465).

 10.13   Employment, Termination and Severance Agreements.

 10.13a Employment Agreement with James W. Entringer, dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.13b Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.11a above (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

 10.13c Employment Agreement with Dominic J. Addesso , dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.13d Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.13c above (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

 10.13e Employment Agreement with Thornton R. Land , dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.13f Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.13e above (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

 10.13g Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.13h Employment Agreement with Donald E. Williams, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

PAGE

 10.13i Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated herein by reference to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.13j Form of Termination Agreement, between the Company and each of Messrs. Entringer, Addesso and Land, as amended (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.13k Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.13l Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Donald E. Williams (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.13m Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree (incorporated herein by reference to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.13n Severance agreement with Walter H. Hallowell, dated July 12, 1994 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 10.14   Property Reinsurance Contracts.

*10.14a New Jersey Homeowners Quota Share Treaty between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, and Exchange Insurance Company and various insurance and/or reinsurance companies (Contract
         No. 3645-24).

 10.14b Reinsurance Agreement, as amended through April 18, 1995, between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company and American Re-Insurance Company (Contract No. 3525-0076) (incorporated herein by reference to Exhibit 10.12b to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1995, File No. 0-8641).

*10.14c Amendments, dated February 15, 1996 and July 19, 1996, to the Reinsurance Agreement in Exhibit 10.14b above.

 10.14d Special Surplus Reinsurance Treaty issued to Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company, and Charleston Insurance Company (Treaty No. E0065) (incorporated herein by reference to Exhibit 10.16c to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 10.14e Obligatory Second Surplus Reinsurance Contract between St. Paul Fire and Marine Insurance Company and Selective Insurance
         Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company, and Charleston Insurance Company (Contract No. 3645-23) (incorporated herein by reference to Exhibit 10.16d to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

PAGE

*10.14f Property Catastrophe Excess of Loss Reinsurance Contract between various insurance and/or reinsurance companies and/or underwriting members of Lloyd's and Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina and Exchange Insurance Company.

*10.14g Property Excess of Loss Reinsurance Agreement between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company, and American Re-Insurance Company and/or St. Paul Reinsurance Management Corporation (Contract No. 3525-0087).

 10.15   Casualty Reinsurance Contracts.

 10.15a Multiple Line Excess of Loss Reinsurance Agreement, as amended through August 23, 1995 between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company, and American Re-Insurance Company (Contract No. 3525-0066) (incorporated herein by reference to Exhibit 10.13a to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

*10.15b Amendment, dated September 25, 1996, to the Multiple Line Excess of Loss Reinsurance Agreement in Exhibit 10.15a above.

 10.15c  Commercial Umbrella Liability Excess of Loss Reinsurance
         Agreement as amended through April 5, 1995 between American Re-Insurance Company and Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, and Selective Insurance Company of South Carolina (Contract No. 3525-0067) (incorporated herein by reference to Exhibit 10.13b to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

*10.15d Amendment, dated November 5, 1996, to the Commercial Umbrella Liability Excess of Loss Reinsurance Agreement in Exhibit 10.15c above.

*10.15e  First Casualty Catastrophe Excess of Loss Reinsurance Contract.

*10.15f  Second Casualty Catastrophe Excess of Loss Reinsurance Contract.

*10.15g Casualty Excess of Loss Reinsurance Agreement between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Exchange Insurance Company, and various insurance and/or reinsurance companies (Contract No. 3525-0090).

 10.16 Form of Note Purchase Agreement dated as of November 15, 1992 with respect to Selective Insurance Group, Inc. 7.84% Senior Notes due November 15, 2002 (incorporated herein by reference to Exhibit 99.1 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-30833).

 10.17 Form of Note Purchase Agreement dated as of August 1, 1994 with respect to Selective Insurance Group, Inc. 8.77% Senior Notes due August 1, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's Post-Effective Amendment No. 1 to the
         Registration Statement on Form S-3, No. 33-30833).

*11      Computation of earnings per share, filed herewith.

PAGE

*13 Portions of the 1996 Annual Report to Stockholders incorporated by reference into this Form 10-K, filed herewith.

*21      Subsidiaries of Selective Insurance Group, Inc., filed herewith.

*23      Consent of Independent Auditors, filed herewith.

*27      Financial Data Schedule, filed herewith.

P28 Combined 1996 statutory Schedule P for the Selective Insurance Group (information from reports furnished to state insurance regulatory authorities, filed concurrently herewith under cover of Form SE).