Form 10-Q
period 1997-03-31
SELECTIVE INSURANCE GROUP INC
filed 1997-05-15
CIK 230557

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..........March 31, 1997............

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to..................

Commission file number:  0-8641

                    SELECTIVE INSURANCE GROUP, INC.
        (Exact name of registrant as specified in its charter)


        New Jersey                              22-2168890
---------------------------             ----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


      40 Wantage Avenue, Branchville, New Jersey                07890
      ------------------------------------------                -----
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


Common stock, par value $2 per share, outstanding as of April 30, 1997:
                                                       14,666,305

                       PART I   FINANCIAL INFORMATION
                       ==============================

Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands)
                                                 (unaudited)

ASSETS                                             March 31       December 31
------                                               1997            1996
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $436,606-1997; $445,273-1996).........   $     428,238        432,792
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,004,491-1997; $965,965-1996).......       1,006,919        985,372
Equity securities, available-for-sale -
     at fair value (cost of
     $100,512-1997; $99,383-1996)..........         166,027        161,096
Short-term investments
     (at cost which approximates fair value)         34,953         33,924
Other investments (at cost which approximates
     fair value)...........................          10,338         10,530
                                                  ---------      ---------
   Total investments ......................       1,646,475      1,623,714

Interest and dividends due or accrued .....          22,849         24,167
Premiums and other receivables.............         159,189        152,008
Reinsurance recoverable on paid losses
     and loss expenses.....................          10,556          7,863
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         142,185        150,208
Prepaid reinsurance premiums...............          28,517         30,813
Deferred Federal income tax................          34,012         30,771
Real estate, furniture and equipment.......          48,467         48,993
Deferred policy acquisition costs..........          85,600         83,150
Excess of cost over fair value of net
     assets acquired.......................           9,778          9,894
Other assets...............................          30,365         22,058
                                                  ---------      ---------
   Total assets............................   $   2,217,993      2,183,639
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,003,242      1,015,601
Reserve for loss expenses..................         174,546        174,192
Unearned premiums..........................         334,347        332,040
Convertible subordinated debentures........           6,882          6,912
Short-term debt ...........................          35,000              -
Notes payable..............................          96,857         96,857
Current Federal income tax.................           4,937          3,729
Other liabilities .........................          82,584         80,009
                                                  ---------      ---------
   Total liabilities.......................       1,738,395      1,709,340
                                                  ---------      ---------

See accompanying notes to unaudited consolidated financial statements.

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-90,000,000
Issued:  18,046,257-1997; 17,911,087-1996 .          36,093         35,822
Additional paid-in capital.................          59,208         53,882
Net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................          44,163         52,728
Retained earnings..........................         399,201        386,601
Treasury stock - at cost
     (shares: 3,382,477-1997; 3,366,631-1996)       (51,334)       (50,680)
Deferred compensation expense and notes
receivable from stock sales................          (7,733)        (4,054)
                                                  ---------      ---------
   Total stockholders' equity .............         479,598        474,299
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,217,993      2,183,639
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income
                                (unaudited)



(in thousands, except per share data)

                                                Quarter ended
                                                   March 31
                                                1997      1996
                                               ------    ------
Revenues:
--------
Net premiums written....................    $  175,184   173,447
Net (increase) decrease in unearned
     premiums and prepaid
     reinsurance premiums ..............        (4,603)    3,240
                                               -------   -------
Net premiums earned ....................       170,581   176,687
Net investment income earned............        24,432    24,011
Net realized gains on investments.......           978       429
Other income............................         1,175       758
                                               -------   -------
   Total revenues.......................       197,166   201,885
                                               -------   -------

Expenses:
--------
Losses incurred ........................        99,541   115,396
Loss expenses incurred..................        19,063    19,772
Policy acquisition costs................        51,653    52,706
Dividends to policyholders..............         1,205     1,428
Interest expense........................         2,286     2,323
Other expenses..........................         1,888       721
                                               -------   -------
   Total expenses.......................       175,636   192,346
                                               -------   -------

Income before Federal income tax                21,530     9,539
                                               -------   -------

Federal income tax expense (benefit):
Current.................................         3,458     1,067
Deferred................................         1,371      (418)
                                               -------   -------
   Total Federal income tax
     expense............................         4,829       649
                                               -------   -------

Net income..............................    $   16,701     8,890
                                               =======   =======

Earnings per share:
------------------
   Net income-primary...................    $     1.14      0.61

   Net income-fully diluted ............    $     1.11      0.60

Dividends to stockholders...............    $     0.28      0.28

See accompanying notes to unaudited consolidated financial statements.

                    SELECTIVE INSURANCE GROUP, INC.
                  Consolidated Statements of Cash Flows
                               (unaudited)
                                                Quarter ended March 31
(in thousands)                                     1997       1996
                                                   ----       ----

Operating Activities
--------------------
Net income ................................  $    16,701      8,890
                                                  ------     ------
Adjustments to reconcile net income to
net cash provided by operating activities:
Increase (decrease) in reserves for losses
  and loss expenses, net of reinsurance
  recoverable on unpaid losses and
  loss expenses ...........................       (3,982)    21,094
Net increase (decrease) in unearned
  premiums and prepaid reinsurance premiums        4,603     (3,240)
Decrease (increase) in net Federal income tax      2,579       (706)
Depreciation and amortization..............        1,904      1,472
(Increase) decrease in premiums and other
  receivables..............................       (7,181)     4,837
(Increase) decrease in deferred policy
  acquisition costs .......................       (2,450)       515
Decrease in interest and dividends due
  and accrued .............................        1,318        302
Increase in reinsurance recoverable on paid
  losses and expenses .....................       (2,693)      (507)
Net realized gains on investments .........         (978)      (429)
Other - net ...............................       (8,566)   (13,566)
                                                  ------     ------
Net adjustments ...........................      (15,446)     9,772
                                                  ------     ------
Net cash provided by operating activities..        1,255     18,662
                                                  ------     ------
Investing Activities
--------------------

Purchase of debt securities, held-to-maturity     (8,980)   (18,168)
Purchase of debt securities,
  available-for-sale ......................      (59,632)   (49,841)
Purchase of equity securities,
  available-for-sale ......................       (2,270)   (17,628)
Sale of debt securities, available-for-sale       16,001     11,200
Redemption and maturities of debt securities,
  held-to-maturity ........................       13,479     27,019
Redemption and maturities of debt securities,
  available-for-sale ......................        5,173      5,644
Sale of equity securities, available-for-sale      2,257        739
Proceeds of other investments .............          196         47
Increase in net payable from security
  transactions ............................        2,810      1,845

Net additions to real estate, furniture and
  equipment ...............................         (814)      (979)
                                                  ------     ------
Net cash used in investing activities .....  $   (31,780)   (40,122)
                                                  ------     ------

Financing Activities
--------------------

Dividends to stockholders .................  $    (4,101)    (4,058)
Acquisition of treasury stock .............         (654)       (42)
Proceeds from short-term debt .............       35,000          -
Net proceeds from dividend reinvestment plan         283        286
Net proceeds from stock purchase and
  compensation plans ......................        5,284      3,640
Increase in deferred compensation expense and
  proceeds received on notes receivable from
  stock sales .............................       (4,258)    (2,777)
                                                  ------     ------
Net cash provided by (used in) financing
  activities ..............................       31,554     (2,951)
                                                  ------     ------
Net increase (decrease) in short-term
  investments .............................        1,029    (24,411)
Short-term investments at beginning of year       33,924     47,306
                                                  ------     ------
Short-term investments at end of period ...  $    34,953     22,895
                                                  ======     ======
Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest ..................................  $     2,368      2,687
Federal income tax ........................        2,250      1,355

Supplemental schedule of non-cash financing activity:
----------------------------------------------------

Conversion of convertible subordinated
  debentures ..............................           30         10







See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

1.  Basis of Presentation
    ---------------------
The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Recent Accounting Pronouncements
    --------------------------------
The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128"). FASB 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock (that is, securities such as options, warrants, convertible securities, or contingent stock agreements). The objective of FASB 128 is to simplify the computation of EPS and to make the United States standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. FASB 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of FASB 128 is not expected to have a material effect on the Company's EPS disclosures.

The FASB also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FASB 129"). FASB 129 specifies required disclosures about capital structure that had already been included in a number of previously existing separate statements and opinions and applies to all entities, public and non-public. FASB 129 will be effective for financial statements for periods ending after December 15, 1997.

3.  Lines of Credit
    ---------------
During the first quarter of 1997, the Company entered into a second revolving line of credit with a bank under which it may borrow up to $25,000,000, of which Selective may only borrow up to $20,000,000 of the line. A commitment fee of .12% on the $25,000,000 is payable annually.
The agreement provides that the principal outstanding on the revolving line shall bear interest as selected by the Company under either a daily prime rate quoted by the bank, the London Interbank Offer Rate ("Libor") plus .28% (Libor loans may be made for interest periods of one, two, three, or six months), or a daily money market rate quoted by the bank.

At March 31, 1997, there was $35,000,000 of short-term debt outstanding under the two lines of credit that the Company has available. The weighted average interest rate on these borrowings was 5.5%.

4.  Reinsurance

The following is a table of assumed and ceded amounts by income statement caption:
                                            Quarter ended March 31
(in thousands)                                 1997        1996
-------------------------------------------------------------------------
Net premiums written:
    Assumed                                $   7,687       7,750
    Ceded                                    (18,230)    (22,969)

Net premiums earned:
    Assumed                                $   5,795       8,449
    Ceded                                    (20,526)    (25,370)

Losses incurred:
    Assumed                                $   3,121       3,395
    Ceded (1)                                 (3,423)    (30,035)

Loss expenses incurred:
    Assumed                                $     489         518
    Ceded                                       (384)     (1,416)


 (1) The significant decrease in ceded losses incurred for the first quarter of 1997 reflected flood and winter storm claims, in 1996, which generated reinsurance loss recoveries in the first quarter of 1996 of $13 million and $4 million, respectively. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.


5.  Reclassifications
    -----------------
Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1997 presentation Such reclassifications had no effect on the Company's net income or stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------
The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References herein to the "Company" are references to Selective Insurance Group, Inc. and its consolidated subsidiaries, collectively. References herein to "Selective" are to Selective Insurance Group, Inc.

Results of Operations
---------------------
Comparison of First Quarter of 1997 to First Quarter of 1996
------------------------------------------------------------
Revenues
--------
Net premiums written for the first quarter of 1997 increased 1%, or $2 million, over the same period in 1996. This growth reflected an increase of 4%, or $2 million, of net premiums written in the personal lines Strategic Business Unit ("SBU"), while the commercial SBUs premium volume remained relatively consistent. The 9% reduction in net premiums written recorded during 1996, coupled with the modest 1% growth for the first quarter of 1997, translated into a decline in total net premiums earned of 3%, or $6 million, in the first quarter of 1997 over the same period in 1996.

The commercial SBUs net premiums written decreased $424,000 in the first quarter of 1997. The decrease primarily reflected a reduction in net premiums written in all commercial SBUs due to: (i) agency terminations of approximately $6 million; (ii) rate reductions of approximately $5 million in the workers' compensation line of insurance, principally due to the impact of improving loss trends; (iii) a reduction in existing business (renewal retention) attributable to a highly competitive commercial lines market place; and (iv) a trend towards self-insurance mechanisms and other alternative markets, particularly in the public entities SBU, which reduced net premiums written by approximately $6 million. These decreases were partially offset by a $15 million increase in new business written and a $5 million increase due to the increased retention of premiums written resulting from changes in the Company's reinsurance programs.

Net investment income earned for the first quarter of 1997 increased 2% or $421,000, over the same period in 1996. The modest increase was primarily due to income generated from investments acquired from cash provided by operating activities during 1996. The growth in investment income was partially offset by redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace during the first quarter of 1997 and throughout 1996.
These factors reduced the Company's overall annualized investment yield for the quarter to 6.1% for 1997, down from 6.2% for the same period one year ago.


Expenses
--------
The ratio of losses and loss expenses incurred to net premiums earned for the first quarter of 1997 was 69.5%, compared to 76.5% for the first quarter of

1996. The 7.0 point decrease in the loss and loss expense ratio, for the most part, reflected the numerous 1996 winter storm claims, which primarily impacted the personal lines, mercantile and service, public entities, and habitational and recreational SBUs. These weather-related claims, which amounted to $9 million (net of $4 million of reinsurance) increased the first quarter of 1996 loss and loss expense ratio by 5.4 points.

Excluding the effects of the 1996 winter storms, the personal lines SBU loss and loss expense ratio increased from 71.0% for the first quarter of 1996, to 72.8% for the same period in 1997. The 1.8 point increase was due to an increase in the personal automobile loss and loss expense ratio, which was partially offset by an improvement in the homeowners line of insurance due to rate increases and lower reinsurance costs.

Absent the impact of the 1996 winter storms, the commercial SBUs loss and loss expense ratio improved 3.1 points, to 68.0%, for the first quarter of 1997. Favorable loss experience in the workers' compensation line of insurance was experienced throughout most of the commercial SBUs, with significant improvement in the public entities SBU. The improved workers' compensation results reflect positive loss trends primarily attributable to:
(i) lower average medical costs due to managed care; (ii) programs which permit employees to return to work earlier; and (iii) various favorable legislative reforms. In addition, the mild winter weather during the first quarter of 1997, coupled with lower reinsurance costs were reflected in improved commercial property results in most commercial SBUs.

The commercial SBUs with the most significant improvement in the loss and loss expense ratio were the mercantile and service and habitational recreational SBUs. This improvement was in most of their business segments and throughout most of the commercial lines of insurance. These improvements were partially offset by results in the heavy construction accounts written through the contractors SBU and school board accounts written through the public entities SBU, mainly due to the general liability and commercial automobile lines of insurance. The manufacturing and processing SBU also experienced unfavorable underwriting results due to one severe claim.

The ratio of policy acquisition costs to net premiums earned for the first quarter of 1997 increased to 30.3% from 29.8% for the same period in 1996. Operating expenses that do not directly vary with changes in premium volume, (ie; labor costs, rent and equipment expense) remained relatively unchanged; however, this ratio increased due to the lower levels of net premiums earned.

Total Federal income tax expense increased by $4 million to $5 million for the first quarter of 1997 compared to $1 million for the first quarter of 1996. The Company's effective tax rate was 22.4% for the first quarter of 1997, compared with 6.8% for the first quarter of 1996. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the first quarter of 1997 was higher than the first quarter of 1996 due to the higher level of underwriting losses due to the winter storms in 1996.

Income
------
The table below shows operating income, net realized gains, and net income, including per share amounts for the quarters ended March 31, 1997 and 1996.
-----------------------------------------------------------------------------
                                                  Quarter ended
($ in thousands,                                     March 31
except for per share data)                        1997    1996
-----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
  (net of tax) (1)                          $    16,065   8,611

Net realized gain,
  net of tax                                        636     279

Net income (1)                                   16,701   8,890


Per primary share:
  Operating income (1)                             1.10     .59

  Net realized gain                                 .04     .02

  Net income (1)                                   1.14     .61


----------------------------------------------------------------------------
(1) Operating and net income for the quarter ended March 31, 1996, include weather-related storm losses of $6 million, or $.43 per primary share.



Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
Selective is an insurance holding company whose principal assets are its investments in its insurance subsidiaries. As an insurance holding company, Selective meets its cash requirements through proceeds from the sales of the Company's common stock and dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements.

Total assets increased 2%, or $34 million from December 31, 1996 to March 31, 1997. The growth was due to: (i) an increase in total investments of $23 million which included cash provided by operating activities of $1 million and the draw of $35 million on the Company's lines of credit, partially offset by a $13 million decrease in net unrealized gains on available-for-sale securities; (ii) an increase in premiums and other receivables of $7 million; and (iii) a $3 million increase in deferred Federal income taxes which, in part, reflected the benefits recognized on the decrease in unrealized gains on available-for-sale securities.

The rise in total liabilities of 2%, or $29 million, from December 31, 1996 to March 31, 1997 was primarily attributable to the $35 million draw on the Company's two lines of credit that the Company had outstanding at March 31,

1997. During the first quarter, the Company expanded its lines of credit from $10 million to $35 million. The lines of credit complement the cash provided by operating activities and provide the Company with increased flexibility in its cash management. This increase was partially offset by a $12 million decrease in outstanding loss and loss expense reserves due to an increased volume of outstanding claim files being closed with final settlement as well as lower exposure due to the reduced premium volume in 1996. The rate at which outstanding claims are being closed has increased due, in part, to the implementation of claims management specialists (CMSs) in the field and improved litigation management. In preparation of placing CMSs in the field, the Company actively settled certain of its liability claims in order that each CMS would have a more manageable number of claims to handle in the field. In addition, the Company is utilizing its litigation managers to more actively settle claims. For the most part, this increased claim settlement was experienced in general liability, personal and commercial automobile lines of insurance.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes and dividends to policyholders and stock-holders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. For the quarter ended March 31, 1997 and 1996, cash provided by operating activities amounted to $1 million and $19 million, respectively. The decrease in cash provided by operating activities was mainly a result of the higher level of claim payments (approximately $11 million) associated with the aforementioned CMS deployment and increased litigation settlement activity. In addition, the lower levels of premiums written in 1996 has also negatively impacted the cash flow from operations during the first quarter of 1997. The Company expects to continue to generate cash from operations over the balance of the year.

Part II  OTHER INFORMATION
--------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
(a) The registrant's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 2, 1997.

(b) The names of the directors elected, and the votes cast for the election of directors, were as follows:

                                                    Votes         Broker
Name                              For              Withheld      Non-votes
----                              ---              --------      ---------
A. David Brown                11,869,454            588,037          0
William M. Kearns, Jr.        11,903,370            554,121          0
S. Griffin McClellan III      11,902,238            555,253          0
Russell R. Moffett            11,881,766            575,725          0
J. Brian Thebault             11,888,745            568,746          0

The names of the directors whose terms of office will continue after the Annual Meeting are as follows:

Name
----
James W. Entringer
C. Edward Herder
William M. Rue
Thomas D. Sayles, Jr.
William A. Dolan, II
William C. Gray, D.V.M.
Frederick H. Jarvis
Joan M. Lamm-Tennant, Ph.D.


(c) The proposal to amend the Selective Stock Option Plan II in order to increase by 1,000,000 the number of shares of Selective's common stock available thereunder was approved, and the votes cast were as follows:
                                                                  Broker
        For               Against             Abstain           Non-votes
        ---               -------             -------           ---------
     8,109,515           2,725,301            188,871           1,433,804


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)     Exhibits:

        The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the period covered by this report.

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


                     SELECTIVE INSURANCE GROUP, INC.
                     -------------------------------
                                Registrant


Date:  May 15, 1996


By: /s/James W. Entringer
   -------------------------------------
   James W. Entringer,
   Chairman of the Board, President, and
   Chief Executive Officer


Date:  May 15, 1996


By: /s/Gregory E. Murphy
   -------------------------------------
   Gregory E. Murphy,
   Senior Vice President and
   Chief Financial Officer

                      SELECTIVE INSURANCE GROUP, INC.
                            INDEX TO EXHIBITS



Exhibit No.

    10.1 Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company


    10.2 Commercial Loan Note of $10,000,000 Line of Credit with Summit Bank

    11      Statement Re Computation of  per Share Earnings

    27      Financial Data Schedule