Form 10-Q
period 1997-06-30
SELECTIVE INSURANCE GROUP INC
filed 1997-08-14
CIK 230557

PAGE


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .June 30, 1997. . . . . . .

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . .to . . . . . . . . .

Commission file number:  0-8641

                     SELECTIVE INSURANCE GROUP, INC.
                     -------------------------------
           (Exact name of registrant as specified in its charter)


              New Jersey                          22-2168890
     ------------------------------     ----------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
    of incorporation or organization)


          40 Wantage Avenue, Branchville, New Jersey           07890
          ------------------------------------------        -----------
           (Address of principal executive offices)          (Zip Code)


                                973-948-3000
                      -------------------------------
                      (Registrant's telephone number,
                           including area code)


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

Common stock, par value $2 per share, outstanding as of July 31, 1997:
                                                             4,666,178


                                   -1-



PAGE



Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------
                               (unaudited)
(dollars in thousands)


ASSETS                                             June 30       December 31
------                                               1997            1996
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $431,850-1997; $445,273-1996).........   $     420,167        432,792
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $998,615-1997; $965,965-1996).........       1,015,122        985,372
Equity securities, available-for-sale -
     at fair value (cost of
     $110,164-1997; $99,383-1996)..........         200,072        161,096
Short-term investments
     (at cost which approximates fair value)          2,231         33,924
Other investments (at cost which approximates
     fair value)...........................          10,331         10,530
                                                  ---------      ---------
   Total investments ......................       1,647,923      1,623,714

Cash.......................................          22,584            -
Interest and dividends due or accrued .....          24,243         24,167
Premiums and other receivables.............         189,666        152,008
Reinsurance recoverable on paid losses
     and loss expenses.....................           9,810          7,863
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         131,579        150,208
Prepaid reinsurance premiums...............          28,708         30,813
Deferred Federal income tax................          19,502         30,771
Real estate, furniture and equipment.......          47,766         48,993
Deferred policy acquisition costs..........          93,299         83,150
Excess of cost over fair value of net
     assets acquired.......................           9,661          9,894
Other assets...............................          28,806         22,058
                                                  ---------      ---------
   Total assets............................   $   2,253,547      2,183,639
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $     995,166      1,015,601
Reserve for loss expenses..................         176,149        174,192
Unearned premiums..........................         362,545        332,040
Convertible subordinated debentures........           6,879          6,912
Short-term debt ...........................          16,775              -
Notes payable..............................          96,857         96,857
Current Federal income tax.................           3,199          3,729
Other liabilities .........................          77,940         80,009
                                                  ---------      ---------
   Total liabilities.......................       1,735,510      1,709,340
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-90,000,000
Issued:  18,106,199-1997; 17,911,087-1996 .          36,212         35,822
Additional paid-in capital.................          62,697         53,882
Net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................          69,170         52,728
Retained earnings..........................         412,198        386,601
Treasury stock - at cost
     (shares: 3,445,682-1997; 3,366,631-1996)       (54,147)       (50,680)
Deferred compensation expense and notes
receivable from stock sales................          (8,093)        (4,054)
                                                  ---------      ---------
   Total stockholders' equity .............         518,037        474,299
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,253,547      2,183,639
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income
                                (unaudited)



(in thousands, except per share data)

                                         Quarter ended     Six Months Ended
                                            June 30            June 30
                                         1997     1996     1997     1996
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  197,262  174,767  372,446  348,214
Decrease (increase) in unearned
     premiums, net of prepaid
     reinsurance premiums ...........   (28,007)   1,307  (32,610)   4,547
                                        -------  -------  -------  -------
Net premiums earned .................   169,255  176,074  339,836  352,761
Net investment income earned.........    24,694   23,783   49,126   47,794
Net realized gains on investments....       991      934    1,969    1,363
Other income.........................     1,097    1,273    2,272    2,031
                                        -------  -------  -------  -------
   Total revenues....................   196,037  202,064  393,203  403,949
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................    96,114  105,399  195,655  220,795
Loss expenses incurred...............    20,486   19,072   39,549   38,844
Policy acquisition costs.............    51,055   52,702  102,708  105,408
Dividends to policyholders...........     1,088    1,317    2,293    2,745
Interest expense.....................     2,453    2,323    4,739    4,646
Other expenses.......................     2,492    1,402    4,380    2,123
                                        -------  -------  -------  -------
   Total expenses....................   173,688  182,215  349,324  374,561
                                        -------  -------  -------  -------

Income before Federal income tax         22,349   19,849   43,879   29,388
                                        -------  -------  -------  -------

Federal income tax expense:
Current..............................     4,202    3,569    7,660    4,636
Deferred.............................     1,044      710    2,415      292
                                        -------  -------  -------  -------
   Total Federal income tax
     expense.........................     5,246    4,279   10,075    4,928
                                        -------  -------  -------  -------

Net income...........................$   17,103   15,570   33,804   24,460
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Net income-primary................$     1.17     1.07     2.31     1.69

   Net income-fully diluted .........$     1.14     1.04     2.25     1.64

Dividends to stockholders............$     0.28     0.28     0.56     0.56

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows
                                 (unaudited)

                                                 Six months ended June 30
(in thousands)                                       1997        1996
                                                     ----        ----
Operating Activities
--------------------
Net income                                     $    33,804      24,460
Adjustments to reconcile net income to
     net cash provided by operating activities:
Increase in interest and dividends due or accrued      (76)       (266)
Increase in premiums and other receivables         (37,658)     (2,259)
Increase in reinsurance recoverable on paid
     losses and loss expenses                       (1,947)     (1,922)
Increase in reserves for losses and loss
     expenses, net of reinsurance recoverable on
     unpaid losses and loss expenses                   151      31,010
Increase (decrease) in unearned premiums, net of
     prepaid reinsurance premiums                   32,610      (4,547)
Decrease in net Federal income tax asset             1,886       1,474
Decrease (increase) in deferred policy acquisition
     costs                                         (10,149)        100
Depreciation and amortization                        4,102       2,501
Net realized gains on investments                   (1,969)     (1,363)
Other - net                                        (16,143)    (16,275)
                                                    ------      ------
Net adjustments                                    (29,193)      8,453
                                                    ------      ------
Net cash provided by operating activities            4,611      32,913
                                                    ------      ------

Investing Activities

Purchase of debt securities, held-to-maturity      (16,070)    (56,968)
Purchase of debt securities, available-for-sale    (71,077)    (51,841)
Purchase of equity securities, available-for-sale  (14,502)    (20,905)
Sale of debt securities, available-for-sale         29,058      11,200
Redemption and maturities of debt securities,
     held-to-maturity                               28,568      41,792
Redemption and maturities of debt securities,
     available-for-sale                              9,410      20,819
Sale of equity securities, available-for-sale        6,061       3,639
Proceeds from other investments                        207          63
Increase in net payable from security
     transactions                                    7,277      12,430
Net additions to real estate, furniture
     and equipment                                  (1,391)     (1,919)
                                                    ------      ------
Net cash used in investing activities          $   (22,459)    (41,690)
                                                    ------      ------



See accompanying notes to unaudited consolidated financial statements.

PAGE


                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Cash Flows, continued
                                  (unaudited)

                                              Six months ended June 30
(in thousands)                                    1997        1996
                                                  ----        ----
Financing Activities
--------------------
Dividends to stockholders                 $     (8,207)     (8,124)
Acquisition of treasury stock                   (3,467)        (68)
Proceeds from short-term debt                   16,775          -
Net proceeds from dividend reinvestment plan       564         579
Net proceeds from stock purchase and
     compensation plans                          8,608       4,810
Increase in deferred compensation expense and
     proceeds received on notes receivable from
     stock sales                                (5,534)     (2,659)
                                                ------      ------
Net cash provided by (used in) financing
     activities                                  8,739      (5,462)
                                                ------      ------


Net decrease in short-term investments
     and cash                                   (9,109)    (14,239)
Short-term investments at beginning of year     33,924      47,306
                                                ------      ------
Short-term investments and cash at
     end of period                        $     24,815      33,067
                                                ======      ======


Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest                                  $      4,301       4,966
Federal income tax                               8,189       3,455

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures                                     33          10




See accompanying notes to unaudited consolidated financial statements.

PAGE



Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------
1.  Basis of Presentation

The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FASB 129"). FASB 129 specifies required disclosures about capital structure that had already been included in a number of previously existing separate statements and opinions and applies to all entities, public and non-public. FASB 129 will be effective for financial statements for periods ending after December 15, 1997.

The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB 130"). FASB 130 establishes tandards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners.
Under FASB 130 an enterprise will continue to display an amount for net income, but will also be required to report other items that are included in comprehensive income. FASB 130 will be effective for financial statements for periods beginning after December 15, 1997. Early application is permitted.

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"). FASB 131 establishes standards for the way that public business enterprises report information about operating segments in

PAGE

their annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. Currently there is an "industry approach" to segment disclosures whereas in FASB 131 segment disclosures are operating segments. Operating segments are components of an enterprise that; (i) engage in business activities from which it may earn revenues and incur expenses; (ii) generate operating results which are regularly reviewed by the enterprise's chief operating decision maker and (iii) have financial information available. FASB 131 will be effective for financial statements for periods beginning after December 15, 1997, although earlier application is encouraged.

The Company's primary operating subsidiaries write property and casualty insurance, and the Company presently classifies its business into two operating segments, personal insurance and commercial insurance. The business of the commercial insurance segment is conducted by seven customer-focused Strategic Business Units ("SBUs"), which are contractors, habitational and recreational, mercantile and service, manufacturing and processing, public entities, bonding and selective risk managers. When FASB 131 is adopted, the Company will include SBUs in all its operating segment disclosures.


3.  Lines of Credit

During the quarter ended June 30, 1997, the Company increased its existing revolving line of credit with a bank from $10 million to $25 million. Selective itself may only borrow up to $20 million of the line. A commitment fee of .12%, or $30,000, on the $25 million is payable annually. The agreement provides that the principal outstanding on the revolving line shall bear interest as selected by the Company under either a daily prime rate quoted by the bank, the London Interbank Offer Rate ("Libor") plus
 .28%, Libor loans may be made for interest periods of one, two, three, or six months, or a daily money market rate quoted by the bank.

During the first quarter of 1997, the Company entered into an additional revolving line of credit agreement with a bank under which it may borrow up to $25 million, of which Selective itself may only borrow up to $20 million. A commitment fee of .12% on the $25 million is payable annually. The agreement provides that the principal outstanding on the revolving line shall bear interest as selected by the Company under either a daily prime rate quoted by the bank, Libor plus .28% (Libor loans may be made for interest periods of one, two, three, or six months), or a daily money market rate quoted by the bank.

At June 30, 1997, there was $16,775,000 of short-term debt outstanding under the two lines of credit and the weighted average interest rate on these borrowings was 5.96%.

PAGE



4.  Reinsurance

The following is a table of assumed and ceded amounts by income statement caption:

                                 Quarter ended         Six months ended
                                    June 30                June 30
(in thousands)                 1997        1996        1997        1996
------------------------------------------------------------------------
Net premiums written:
     Assumed               $  3,425       6,897      11,112      14,647
     Ceded                  (20,466)    (24,484)    (38,696)    (47,453)

Net premiums earned:
     Assumed               $  5,125       8,186      10,920      21,353
     Ceded                  (20,274)    (25,065)    (40,800)    (50,435)

Losses incurred:
     Assumed               $  2,523       4,081       5,644       7,476
     Ceded(1)                (6,295)    (11,130)     (9,728)    (41,165)

Loss expenses incurred:
     Assumed               $    451         521         940       1,039
     Ceded                     (486)       (706)       (870)     (2,122)


 (1) The significant decrease in ceded losses incurred for the six months ended June 30, 1997 reflected the lower level of flood and winter storm claims and one severe liability claim, which affected results in the six months ended June 30, 1996, and which generated reinsurance loss recoveries of $13 million, $5 million and $3 million, respectively. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.



5.  Reclassifications

Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the Company's net income or stockholders' equity.

PAGE



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

The statements, other than historical information, contained in this Form 10-Q including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements. Such statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially. Such factors include, without limitation: (i) the competitive nature of the insurance industry,
(ii) the effects of changes in insurance laws and regulations, particularly New Jersey personal automobile insurance, (iii) the frequency and scope of storms and other casualties, and (iv) changes in self-insurance and other alternatives to traditional insurance.


Results of Operations
---------------------
Comparison of Second Quarter and Six Months Ended June 30, 1997, to Second Quarter and Six Months Ended June 30, 1996:

Revenues

Net premiums written for the second quarter and six months ended June 30, 1997 increased by 13%, or $22 million, and 7%, or $24 million, respectively, over the same periods in 1996. Most of the growth in net premiums written was in the personal lines Strategic Business Unit ("SBU"), which reflected an increase in premium volume of 33%, or $18 million, for the quarter ended June 30, 1997 and 19%, or $21 million, for the first six months of 1997. This growth in net premiums written occurred in the New Jersey personal automobile line of insurance. New Jersey personal automobile net premiums written included the results of a conversion of six-month term policies to one-year policies (the "Conversion"), effective April 1, 1997. The Conversion increased net premiums written, unearned premiums and premiums and other receivables by approximately $20 million for the quarter and six months ended June 30, 1997, but had no effect on net premiums earned or cash flow.

The commercial SBUs net premiums written for the second quarter and six months ended June 30, 1997, increased by 3%, or $4 million, and 1%, or $3 million, respectively, over the same periods in 1996. The increase for the quarter and six months ended June 30, 1997, was due to an approximately $15 million and $27 million increase, respectively, in new business written and a $4 million and $9 million increase, respectively, due to the increased retention of premiums written resulting from changes in the Company's reinsurance programs. These increases were significantly offset by a reduction in net premiums written in most commercial SBUs for the quarter and six months ended June 30, 1997 due to: (i) agency terminations of approximately $6 million and $10

PAGE

million, respectively; (ii) rate reductions of approximately $5 million and $10 million, respectively, mainly in the workers' compensation line of insurance, principally due to the impact of improving loss trends; and
(iii) a reduction in existing business (renewal retention) attributable to a highly competitive commercial insurance market place. In addition the public entities SBU net premiums written was impacted by a trend towards self-insurance mechanisms and other alternative markets, which reduced net premiums written during the six months ended June 30, 1997, by approximately $6 million.

Excluding the effects of the Conversion, the modest growth of approximately 1%, or $2 million, and 1%, or $4 million, in net premiums written, for the quarter and six months ended June 30, 1997, respectively, and the 9% decrease in net premiums written recorded during 1996, resulted in a decline in total net premiums earned of 4%, or $7 million, and 4%, or $13 million, for the quarter and six months ended June 30, 1997, respectively.

Net investment income earned for the second quarter and six months ended June 30, 1997 increased 4%, or $1 million, and 3%, or $1 million, respectively, over the same period in 1996. The modest increases in the second quarter and six months ended June 30, 1997, were primarily due to income generated from investments acquired from cash provided by operating activities during 1996 and the investment of proceeds from short-term borrowings during 1997. The Company was able to invest the proceeds from the short-term borrowings at a higher rate than the borrowing rate. The Company's overall annualized investment yield was 6.1% for the six months ended 1997 and 1996.


Expenses

The ratio of losses and loss expenses incurred to net premiums earned for the second quarter ended June 30, 1997 was 68.9%, a 1.8 point decrease from 70.7% for the same period in 1996. The decrease in the net loss and loss expense ratio reflected an overall improvement in both the mercantile and service and public entities SBUs. These improvements were partially offset by less favorable property results in the habitational and recreational and manufacturing and processing SBUs.

The ratio of losses and loss expenses incurred to net premiums earned for the six months ended June 30, 1997, was 69.2%, a 4.4 point decrease from 73.6% for the six months ended June 30, 1996. The decrease in 1997 in the loss and loss expense ratio was primarily attributable to the numerous 1996 winter storm claims which primarily impacted the personal lines, mercantile and service, public entities, and habitational and recreational SBUs in the prior year. These weather-related claims, which amounted to $11 million (net of $5 million of reinsurance), increased the six months ended June 30, 1996 loss and loss expense ratio by 3.0 points. In addition most of the commercial SBUs ratios improved in the workers compensation line of insurance. These improvements were partially offset by the less favorable results from the manufacturing and processing SBU.

The personal lines SBU loss and loss expense ratio of 74.3% for the quarter ended June 30, 1997, was fairly consistent compared to the same period in

PAGE


1996. The six months ended June 30, 1997, loss and loss expense ratio was 73.5%, a decrease of 2.1 points from 75.6% for the same period in 1996. Absent the effects of the winter storms of 3.1 points, there was a 1.0 point increase for the six months ended June 30, 1997, which was due to an increase in the personal automobile loss and loss expense ratio which included a provision for the New Jersey excess profits calculation. This was partially offset by an improvement in the homeowners line of insurance mainly due to rate increases and lower reinsurance costs.

The commercial SBU's loss and loss expense ratio improved 3 points to 66.4% for the quarter ended June 30, 1997. The commercial SBUs with the most significant improvements in their loss and loss expense ratio for the quarter ended June 30, 1997, were the mercantile and service and public entities SBUs throughout most of their business classes and lines of insurance. Favorable loss experience in the workers compensation line of insurance impacted most of the commercial SBUs, with significant improvement in the public entities SBU. The improved workers compensation results reflect positive loss trends primarily attributable to: (i) lower average medical costs due to managed care; (ii) programs which permit employees to return to work earlier; and (iii) various favorable legislative reforms. These improvements were partially offset by less favorable results in the manufacturing and processing SBU.

For the six months ended June 30, 1997, the loss and loss expense ratio for the commercial SBUs decreased 5.8 points to 67.2% compared to 73.0% for the same period in 1996. Absent the effects of the 1996 winter storms of 3.0 points, the loss and loss expense ratio decreased 2.8 points with the most notable improvement in the mercantile and service SBU. This improvement was in most business segments and commercial lines of insurance in this SBU. This improvement was partially offset by less than favorable results in the manufacturing and processing SBU.

The ratio of policy acquisition costs to net premiums earned for the quarter and six months ended June 30, 1997, increased to 30.2% from 29.9% for the same periods in 1996. Operating expenses that do not directly vary with changes in premium volume, (ie; labor costs, rent and equipment expense) increased slightly; however, this ratio increased mainly due to the lower levels of net premiums earned.

Total Federal income tax expense increased by approximately $1 million to $5 million for the quarter ended June 30, 1997, compared to $4 million for the same period of 1996. For the six months ended June 30, 1997, the Federal income tax expense increased approximately $5 million to $10 million, compared to $5 million for the first six months in 1996. The Company's effective tax rate was 23.0% for the six months ended June 30, 1997, compared with 16.8% for the first six months of 1996. The effective tax rate for the six months ended June 30, 1997, was higher than the six months ended June 30, 1996, due primarily to the tax relief from the higher level of underwriting losses due to the winter storms in 1996. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income.

PAGE



Income

The table below shows operating income, net realized gains, and net income, including per share amounts for the quarter and six months ended June 30, 1997 and 1996.
--------------------------------------------------------------------------

($ in thousands,                Quarter ended June    Six months ended June
except for per share data)       1997      1996           1997      1996
---------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax) (1)              $16,459    14,963         32,524    23,574

Net realized gain,
  net of tax                       644       607          1,280       886

Net income (1)                  17,103    15,570         33,804    24,460

Per Primary Share:
  Operating income (1)            1.12      1.03           2.22      1.63

  Net realized gain                .05       .04            .09       .06

  Net income (1)                  1.17      1.07           2.31      1.69

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

Total assets increased 3%, or $70 million from December 31, 1996 to June 30, 1997. The growth was due to: (i) an increase in total investments, including cash, of $47 million which included cash provided by operating activities of $5 million, the draw of $17 million on the Company's lines of credit, and a $25 million increase in net unrealized gains on available-for-sale securities; and (ii) an increase in premiums and other receivables of $38 million and deferred acquisition costs of $10 million mainly due to the Conversion. This was offset by an $11 million decrease in deferred Federal income taxes which mainly reflected the associated deferred taxes on the increase in unrealized gains on available-for-sale securities.

The rise in total liabilities of 2%, or $26 million, from December 31, 1996 to June 30, 1997 was primarily attributable to additional borrowings of $17 million on the two lines of credit which the Company had outstanding at June

PAGE


30, 1997. During the second quarter, the Company expanded its available lines of credit from $35 million to $50 million by expanding its line of credit agreement with a bank (see note 3). The lines of credit complement the cash provided by operating activities and provide the Company with increased flexibility in its cash management. Unearned premiums increased primarily due to the Conversion of New Jersey personal automobile. These increases were partially offset by an $18 million decrease in outstanding loss and loss expense reserves mainly due to a decrease of $12 million in the flood line of insurance, an increased volume of outstanding claim files being closed with final settlements, as well as lower exposure due to the reduced net premium earned in 1996 and 1997. The rate at which outstanding claims are being closed has increased due, in part, to the implementation of claims management specialists (CMSs) in the field and improved litigation management. In preparation of placing CMSs in the field, the Company actively settled certain of its liability claims in order that each CMS would have a more manageable number of claims to handle in the field. In addition, the Company is utilizing its litigation managers to more actively settle claims. For the most part, this increased claim settlement was experienced in the general liability, personal and commercial automobile lines of insurance.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; ongoing capital expenditures with respect to the Company's automation programs; principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. The Company has authorized a share repurchase program under which Selective may repurchase up to one million shares of its common stock, depending on market conditions, through available cash and lines of credit. Through this program, Selective has repurchased approximately 195,000 shares at a total cost of $7 million; of which 67,000 shares, at a cost of $3 million, were acquired during the six months ended June 30, 1997. For the six months ended June 30, 1997 and 1996, cash provided by operating activities amounted to $5 million and $33 million, respectively. The decrease in cash provided by operating activities was mainly a result of the higher level of claim and claim expense payments (approximately $7 million) associated with the aforementioned CMS deployment and increased litigation settlement activity. In addition, the lower levels of premiums written in 1996 and modest growth in 1997 (excluding the effects of the Conversion) has also impacted the cash flow from operations during the first six months of 1997. The Conversion does not have any impact on cash flow. The Company expects to continue to generate cash from operations over the balance of the year.

On June 30, 1997, the Governor of New Jersey signed into law an automobile insurance reform bill. This legislation would (i) eliminate automatic approval of cost-of-living increases in favor of "expedited rate filings" of 3% or less, which do not require prior approval from the insurance commissioner; (ii) prohibiting insurers from non-renewing good drivers (good drivers being defined as "no more than one at fault accident or four insurance point moving violations within a five year period"); and (iii) eliminate the bad driver surcharge system, in favor of a tier rating system. In addition to the automobile insurance reform bill, on August 11, 1997, Governor Whitman

PAGE

announced she will be introducing in the legislature a program where the insured may choose from four options encompassing varying levels of coverage, so as to reduce their personal automobile rates. The Company believes that there may be further legislative initiatives in New Jersey with respect to personal automobile insurance reform. The Company cannot presently predict the form or timing of any such initiatives, nor can the Company estimate the financial effects, if any, that such initiatives may have on the Company and its operations.

PAGE



Part II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     The exhibits required by Item 601 of Regulation SK are listed in the
     Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the period covered by this report.

PAGE



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SELECTIVE INSURANCE GROUP, INC.
                                  Registrant


Date:  August 14, 1997


By:  /s/James W. Entringer
     ---------------------
     James W. Entringer,
     Chairman of the Board, and
     Chief Executive Officer


Date:  August 14, 1997


By:  /s/Gregory E. Murphy
     --------------------
     Gregory E. Murphy,
     President and Chief Operating Officer

PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                              INDEX TO EXHIBITS

Exhibit No.

    10.1 Amendment, dated June 30, 1997, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company, filed herewith.

    10.2 Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank as amended through May 31, 1998, filed herewith.

    10.3 Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr., filed herewith.

    10.4 Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr., filed herewith.

    10.5 Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan, filed herewith.

    10.6 Amendment No. 1, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan, filed herewith.

    11      Statement Re Computation of Per Share Earnings, filed herewith.

    27      Financial Data Schedule, filed herewith.