Form 10-Q/A
period 1997-06-30
SELECTIVE INSURANCE GROUP INC
filed 1997-08-26
CIK 230557

PAGE


COVER LETTER
------------



August 26, 1997





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:  Selective Insurance Group, Inc. Form 10Q/A for the period ending
     June 30, 1997

Ladies and Gentlemen:

Accompanying this letter for filing pursuant to the Securities Act of 1934, is an amendment to the 10-Q for the quarterly period ended June 30, 1997 (the "Form 10-Q"), as set forth in the pages attached hereto:

1. The Registrant hereby modifies the cover page of the Form 10-Q filed August 14, 1997 as follows:

   (i)  Common stock, par value $2 per share, outstanding as of July 31,
        1997:
                                                             14,666,178

Very truly yours,



John P. Whitehead

JPW:may
Enclosures




PAGE 1


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q/A

                              AMENDMENT NO. 1

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $2 per share, outstanding as of July 31, 1997:
                                                             14,666,178




PAGE 2





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SELECTIVE INSURANCE GROUP, INC.
                                  Registrant


Date:  August 25, 1997


By:  /s/James W. Entringer
     ---------------------
     James W. Entringer
     Chairman and Chief
     Executive Officer


Date:  August 25, 1997


By:  /s/Gregory E. Murphy
     ---------------------
     Gregory E. Murphy
     President and Chief
     Operating Officer