Form 10-Q
period 1997-09-30
SELECTIVE INSURANCE GROUP INC
filed 1997-11-14
CIK 230557

PAGE


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . . .September 30, 1997

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .to

Commission file number:  0-8641

                     SELECTIVE INSURANCE GROUP, INC.
            (Exact name of registrant as specified in its charter)


           New Jersey                            22-2168890
--------------------------------        ----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


    40 Wantage Avenue, Branchville, New Jersey               07890
    ------------------------------------------            ------------
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

Common stock, par value $2 per share, outstanding as of October 31, 1997:
                                                  14,684,949 (see note 1)
                                      -1-


PAGE



Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------
                               (unaudited)
(dollars in thousands)


ASSETS                                          September 30     December 31
------                                              1997            1996
Investments:                                    ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $424,444-1997; $445,273-1996).........   $     409,653        432,792
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,032,221-1997; $965,965-1996).......       1,061,144        985,372
Equity securities, available-for-sale -
     at fair value (cost of
     $113,107-1997; $99,383-1996)..........         214,312        161,096
Short-term investments
     (at cost which approximates fair value)          9,965         33,924
Other investments (at cost which approximates
     fair value)...........................          19,300         10,530
                                                  ---------      ---------
   Total investments ......................       1,714,374      1,623,714

Cash.......................................           7,413          6,098
Interest and dividends due or accrued .....          22,881         24,167
Premiums and other receivables.............         209,823        152,008
Reinsurance recoverable on paid losses
     and loss expenses.....................          12,176          7,863
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         135,054        150,208
Prepaid reinsurance premiums...............          30,697         30,813
Deferred Federal income tax................          10,706         30,771
Real estate, furniture and equipment.......          47,347         48,993
Deferred policy acquisition costs..........         102,504         83,150
Excess of cost over fair value of net
     assets acquired.......................           9,544          9,894
Other assets...............................          25,817         22,058
                                                  ---------      ---------
   Total assets............................   $   2,328,336      2,189,737
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,004,559      1,015,601
Reserve for loss expenses..................         178,046        174,192
Unearned premiums..........................         395,298        332,040
Convertible subordinated debentures........           6,879          6,912
Short-term debt ...........................          15,500              -
Notes payable..............................          96,857         96,857
Current Federal income tax.................           4,032          3,729
Other liabilities .........................          77,240         86,107
                                                  ---------      ---------
   Total liabilities.......................       1,778,411      1,715,438
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-90,000,000
Issued:  18,140,742-1997; 17,911,087-1996 .          36,281         35,822
Additional paid-in capital.................          64,548         53,882
Net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................          84,583         52,728
Retained earnings..........................         426,487        386,601
Treasury stock - at cost
     (shares: 3,447,668-1997; 3,366,631-1996)       (54,251)       (50,680)
Deferred compensation expense and notes
receivable from stock sales................          (7,723)        (4,054)
                                                  ---------      ---------
   Total stockholders' equity .............         549,925        474,299
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,328,336      2,189,737
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

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income
                                (unaudited)



(in thousands, except per share data)

                                         Quarter ended    Nine Months Ended
                                          September 30       September 30
                                         1997     1996     1997     1996
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  200,680  196,765  573,126  544,979
Increase in unearned premiums,
     net of prepaid
     reinsurance premiums ...........   (30,764) (24,659) (63,374) (20,112)
                                        -------  -------  -------  -------
Net premiums earned .................   169,916  172,106  509,752  524,867
Net investment income earned.........    24,479   23,908   73,605   71,702
Net realized gains (losses)
     on investments..................     3,386      (35)   5,355    1,328
Other income.........................     1,120    1,255    3,392    3,286
                                        -------  -------  -------  -------
   Total revenues....................   198,901  197,234  592,104  601,183
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................    98,279  104,445  293,934  325,240
Loss expenses incurred...............    20,094   18,418   59,643   57,262
Policy acquisition costs.............    50,978   54,161  153,686  159,569
Dividends to policyholders...........     1,007    1,164    3,300    3,909
Interest expense.....................     2,454    2,299    7,193    6,945
Other expenses.......................     1,857    1,875    6,237    3,998
                                        -------  -------  -------  -------
   Total expenses....................   174,669  182,362  523,993  556,923
                                        -------  -------  -------  -------

Income before Federal income tax         24,232   14,872   68,111   44,260
                                        -------  -------  -------  -------

Federal income tax expense:
Current..............................     5,340    2,547   13,000    7,183
Deferred.............................       497       73    2,912      365
                                        -------  -------  -------  -------
   Total Federal income tax
     expense.........................     5,837    2,620   15,912    7,548
                                        -------  -------  -------  -------

Net income...........................$   18,395   12,252   52,199   36,712
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Net income-primary................$     1.25     0.84     3.56     2.53

   Net income-fully diluted .........$     1.22     0.82     3.47     2.46

Dividends to stockholders............$     0.28     0.28     0.84     0.84

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows
                                 (unaudited)

                                               Nine months ended Sept. 30
(in thousands)                                       1997        1996
                                                     ----        ----
Operating Activities
--------------------
Net income                                     $    52,199      36,712
Adjustments to reconcile net income to
     net cash provided by operating activities:
Increase in interest and dividends due or accrued    1,286         669
Increase in premiums and other receivables         (57,815)    (11,435)
Increase in reinsurance recoverable on paid
     losses and loss expenses                       (4,313)     (4,022)
Decrease in net Federal income tax asset             3,215         576
Increase in deferred policy acquisition costs      (19,354)     (6,300)
Increase in reserves for losses and loss
     expenses,net of reinsurance recoverable on
     unpaid losses and loss expenses                 7,966      40,310
Increase in unearned premiums, net of
     prepaid reinsurance premiums                   63,374      20,112
Depreciation and amortization                        6,245       3,680
Net realized gains on investments                   (5,355)     (1,328)
Other - net                                        (15,571)    (25,624)
                                                    ------      ------
Net adjustments                                    (20,322)     16,638
                                                    ------      ------
Net cash provided by operating activities           31,877      53,350
                                                    ------      ------

Investing Activities

Purchase of debt securities, held-to-maturity      (31,730)    (56,968)
Purchase of debt securities, available-for-sale   (120,948)    (65,722)
Purchase of equity securities, available-for-sale  (21,815)    (24,295)
Purchase of other investments                       (9,000)        -
Sale of debt securities, available-for-sale         29,057      13,217
Redemption and maturities of debt securities,
     held-to-maturity                               54,788      59,057
Redemption and maturities of debt securities,
     available-for-sale                             25,883      29,264
Sale of equity securities, available-for-sale       13,697       5,017
Proceeds from other investments                        223          79
Increase in net payable from security
     transactions                                    2,891          49
Net additions to real estate, furniture
     and equipment                                  (2,311)     (2,915)
                                                    ------      ------
Net cash used in investing activities          $   (59,265)    (43,217)
                                                    ------      ------



See accompanying notes to unaudited consolidated financial statements.

PAGE


                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Cash Flows, continued
                                  (unaudited)

                                              Nine months ended Sept 30
(in thousands)                                    1997        1996
                                                  ----        ----
Financing Activities
--------------------
Dividends to stockholders                 $    (12,313)    (12,214)
Acquisition of treasury stock                   (3,571)       (161)
Proceeds from short-term debt                   15,500          -
Net proceeds from dividend reinvestment plan       849         901
Net proceeds from stock purchase and
     compensation plans                         10,243       5,598
Increase in deferred compensation expense and
     proceeds received on notes receivable from
     stock sales                                (5,964)     (2,889)
                                                ------      ------
Net cash provided by (used in) financing
     activities                                  4,744      (8,765)
                                                ------      ------


Net decrease in short-term investments
     and cash                                  (22,644)      1,368
Short-term investments at beginning of year     40,022      54,033
                                                ------      ------
Short-term investments and cash at
     end of period                        $     17,378      55,401
                                                ======      ======


Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest                                  $      7,256       7,333
Federal income tax                              12,697       6,971

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures                                     33         380




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

    On October 28, 1997 the Company's board of directors declared a 2 for 1 stock split payable on December 1, 1997 to shareholders of record on November 17, 1997. Giving retroactive effect for the 2 for 1 stock split for the shares outstanding at October 31, 1997, of 14,689,949, there would be 29,369,898 shares outstanding.

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

    The FASB has issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FASB 129"). FASB 129 specifies required disclosures about capital structure that had already been included in a number of previously existing separate statements and opinions and applies to all entities, public and non-public. FASB 129 will be effective for financial statements for periods ending after December 15, 1997.

    The FASB has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB 130"). FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners.
Under FASB 130, an enterprise will continue to display an amount for net income, but will also be required to report other items that are included in comprehensive income. FASB 130 will be effective

PAGE



for financial statements for periods beginning after December 15, 1997. Early application is permitted.

    The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("FASB 131"). FASB 131 establishes standards for the way that public business enterprises report information about operating segments in their annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. Currently there is an "industry approach" to segment disclosures whereas in FASB 131 segment disclosures are operating segments. Operating segments are components of an enterprise that;
(i) engage in business activities from which it may earn revenues and incur expenses; (ii) generate operating results which are regularly reviewed by the enterprise's chief operating decision maker and (iii) have financial information available. FASB 131 will be effective for financial statements for periods beginning after December 15, 1997, although earlier application is encouraged.

    The Company's primary operating subsidiaries write property and casualty insurance, and the Company presently classifies its business into two industry segments, personal insurance and commercial insurance. The business of the commercial insurance segment is conducted by seven customer-focused Strategic Business Units ("SBUs"), which are contractors, habitational and recreational, mercantile and service, manufacturing and processing, public entities, bonding and selective risk managers. The Company currently reports certain disclosures by the SBU operating segments and when FASB 131 is effective, all required segment disclosures will be reported by SBU operating segments.


3.  Lines of Credit

    During the second quarter of 1997, the Company increased its existing revolving line of credit with a bank from $10 million to $25 million. Selective itself may only borrow up to $20 million of the line. A commitment fee of .12%, or $30,000, on the $25 million is payable annually. The agreement provides that the principal outstanding on the revolving line shall bear interest as elected by the Company under either a daily prime rate quoted by the bank, the London Interbank Offer Rate ("Libor") plus
 .28%, (Libor loans may be made for interest periods of one, two, three, or six months), or a daily money market rate quoted by the bank.

    During the first quarter of 1997, the Company entered into an additional revolving line of credit agreement with a bank under which it may borrow up to $25 million, of which Selective itself may only borrow up to $20 million. A commitment fee of .12% on the $25 million is payable annually. The agreement provides that the principal outstanding on the revolving line shall bear interest as elected by the Company under either a daily prime rate quoted by the bank, Libor plus .28% (Libor loans may be made for interest periods of one, two, three, or six months), or a daily money market rate quoted by the bank.

    At September 30, 1997, there was $15,500,000 of short-term debt outstanding under the two lines of credit and the weighted average interest rate on these borrowings was 6.04%.

PAGE


4.  Reinsurance

The following is a table of assumed and ceded amounts by income statement caption:

                                Quarter ended          Nine months ended
                                 September 30            September 30
(in thousands)                 1997        1996        1997        1996
--------------------------------------------------------------------------
Net premiums written:
     Assumed                 $  7,397      7,559      18,509      22,206
     Ceded                    (23,280)   (17,356)    (61,976)    (64,809)

Net premiums earned:
     Assumed                 $  6,882      7,292      17,802      23,927
     Ceded                    (21,292)   (23,248)    (62,092)    (73,683)

Losses incurred:
     Assumed                 $  5,094      8,361      10,738      15,837
     Ceded(1)                 (12,121)   (17,016)    (21,849)    (58,181)

Loss expenses incurred:
     Assumed                 $    659        589       1,599       1,628
     Ceded                       (564)      (742)     (1,434)     (2,864)


(1) The significant decrease in ceded losses incurred for the nine months ended September 30, 1997 reflected the higher level of flood claims, winter storm claims and one severe liability claim, in the nine months ended September 30, 1996, which generated reinsurance loss recoveries of $18 million, $5 million and $6 million, respectively, for the nine months ended September 30, 1996. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer and not an underwriter of this type of insurance and bears no risk of policyholder loss.



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


Results of Operations
---------------------
Comparison of Third Quarter and Nine Months Ended September 30, 1997, to Third Quarter and Nine Months Ended September 30, 1996:

Revenues

Net premiums written for the third quarter and nine months ended September 30, 1997 increased by 2%, or $4 million, and 5%, or $28 million, respectively, over the same periods in 1996. Most of the increase in net premiums written was in the personal lines Strategic Business Unit ("SBU"), and reflected an increase in premiums written of 29%, or $16 million, for the quarter ended September 30, 1997 and 23%, or $36 million, for the first nine months of 1997. This increase in net premiums written occurred in the New Jersey personal automobile line of insurance. New Jersey personal automobile net premiums written included the results of a conversion of six-month term policies to one-year policies (the "Conversion"), effective April 1, 1997. The Conversion increased net premiums written by approximately $15 million and $35 million for the quarter and nine months ended September 30, 1997, respectively, but had no effect on net premiums earned or cash flow.

The commercial SBUs net premiums written for the third quarter and nine months ended September 30, 1997, decreased by 8%, or $12 million, and 2%, or $8 million, respectively, over the same periods in 1996. During the third quarter ended September 30, 1996, net premiums written increased due to a revision of certain reinsurance agreements, pursuant to which the Company realized a one-time increase in net premiums written of approximately $8 million reflecting the Company's buyout of certain ceded reinsurance unearned premium reserves at June 30, 1996. Excluding the effects of the prior year reinsurance buyout, the slight decrease for the quarter and nine months ended September 30, 1997, was due to:(i) agency terminations of approximately $7 million and $17

PAGE



million, respectively; (ii) rate reductions of approximately $4 million and $14 million, respectively, mainly in the workers' compensation line of insurance, principally due to the impact of improving loss trends; and
(iii) a reduction in existing business (renewal retention) attributable to a highly competitive commercial insurance market place. In addition, the public entities SBU net premiums written was impacted by a continuing trend towards self-insurance mechanisms and other alternative markets, which reduced net premiums written for the quarter and nine months ended September 30, 1997, by approximately $11 million and $17 million, respectively. The reduction in net premiums written in the commercial SBUs, was offset by an increase of $13 million and $40 million of new insurance business issued in the quarter and nine months ended September 30, 1997, respectively.

Excluding the effects of the Conversion and the prior year reinsurance buyout, the moderate decrease in net premiums written for the quarter and nine months ended September 30, 1997, translated into an overall decrease in total net premiums earned of 1%, or $2 million, for the quarter, and 3%, or $15 million, for the nine months ended September 30, 1997, compared to the same periods in 1996.

Net investment income earned for the third quarter and nine months ended September 30, 1997, increased 2%, or $0.6 million, and 3%, or $2 million, respectively, over the same period in 1996. The increases were primarily due to income generated from investments acquired from cash provided by operating activities during 1996 and the investment of proceeds from short-term borrowings during 1997. The Company was able to invest the proceeds from the short-term borrowings at a higher rate than the borrowing rate. The Company's overall annualized investment yield was 6.0% and 6.1% for the nine months ended 1997 and 1996, respectively.


Expenses

The ratio of losses and loss expenses incurred to net premiums earned for the third quarter ended September 30, 1997 was 69.7%, a 1.7 point decrease from the ratio for the same period in 1996. During the quarter ended September 30, 1996, the Company incurred $6 million of losses (net of $0.9 million of reinsurance) as a result of weather-related claims, which increased the loss and loss expense ratio for third quarter 1996 by 3.7 points. Absent these weather-related claims, the net loss and loss expense ratio increased 2.0 points, which reflected less favorable results in the public entities SBU, primarily in the general liability and commercial automobile lines of insurance, and the personal lines SBU, primarily in personal automobile. These declines were partially offset by improved results in all other commercial SBUs.

The ratio of losses and loss expenses incurred to net premiums earned for the nine months ended September 30, 1997, was 69.4%, a 3.5 point decrease from the ratio for the nine months ended September 30, 1996. The decrease in 1997 in the loss and loss expense ratio was primarily attributable to the numerous 1996 weather-related claims which primarily impacted the personal lines, mercantile and service, public entities, and habitational and recreational SBUs in the prior year. These weather-related claims, which amounted to $17

PAGE


million (net of $6 million of reinsurance), increased the nine months ended September 30, 1996 loss and loss expense ratio by 3.2 points. In addition to the lack of weather-related claims in the nine months ended September 30, 1997, most of the commercial SBUs ratios improved in the workers compensation line of insurance.

The personal lines SBU loss and loss expense ratio of 73.8% and 73.6% for the quarter and nine months ended September 30, 1997, increased by 4.7 points and 2.5 points, respectively, when compared with the same periods for 1996 (absent the effects of weather-related claims of 1.7 points and 2.7 points, respectively). The increase was due to the results of the personal automobile line of insurance, which included a provision for the New Jersey excess profits calculation. This was partially offset by an improvement in the homeowners line of insurance mainly due to rate increases and lower reinsurance costs.

The commercial SBU's loss and loss expense ratio increased by 0.6 points to 67.8%, for the quarter ended September 30, 1997, absent the effects of the weather-related claims of 4.8 points from the ratio of 72.0% for the quarter ended September 30, 1996. The slight decline reflected less favorable
results in the public entities SBU.   These results were offset by the
mercantile and service and habitational and recreational SBUs, which had significant improvements in their loss and loss expense ratio for the quarter ended September 30, 1997, throughout most of their business classes and lines of insurance. Favorable loss experience in the workers compensation line of insurance impacted most of the commercial SBUs, with significant improvement in the manufacturing and processing SBU. The improved workers compensation results reflect positive loss trends primarily attributable to: (i) lower average medical costs due to managed care;
(ii) programs which permit employees to return to work earlier; and (iii) various favorable legislative reforms.

For the nine months ended September 30, 1997, the loss and loss expense ratio for the commercial SBUs decreased 5.3 points to 67.4% compared to 72.7% for the same period in 1996. Absent the effects of the 1996 weather-related claims of 3.6 points, the loss and loss expense ratio decreased 1.7 points with the most notable improvements in the mercantile and service and habatitional and recreational SBUs. These improvements were in most business classes and commercial lines of insurance in these SBUs. This improvement was partially offset by less than favorable results in the public entities SBU.

The ratio of policy acquisition costs to net premiums earned for the quarter ended September 30, 1997 was 30.0%, as compared to 31.5%, for the same period in 1996, and for the nine months ended September 30, 1997 was 30.1%, as compared to 30.4%, for the same period in 1996. The decrease in the ratio for the third quarter reflected the prior year impact of the buyout of the reinsurance program.

Total Federal income tax expense increased by approximately $3 million to $6 million for the quarter ended September 30, 1997, compared to $3 million for the same period of 1996. For the nine months ended September 30, 1997, the Federal income tax expense increased approximately $8 million to $16 million, compared to $8 million for the nine months in 1996. The Company's effective tax rate was 23.4% for the nine months ended September 30, 1997, compared with

PAGE


17.1% for the nine months of 1996. The effective tax rate for the nine months ended September 30, 1997, was higher than the nine months ended September 30, 1996, due primarily to the tax benefit from the higher level of underwriting losses due to the winter storms in 1996. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income.


Income

The table below shows operating income, net realized gains, and net income, including per share amounts for the quarter and nine months ended September 30, 1997 and 1996.

----------------------------------------------------------------------------

                                  Quarter ended          Nine months ended
 ($ in thousands,                    September                September
 except for per share data)       1997      1996           1997      1996
----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax) (1)               $16,194    12,275         48,718    35,849

Net realized gains (losses),
  net of tax                      2,201       (23)         3,481       863

Net income (1)                   18,395    12,252         52,199    36,712

Per Primary Share:
  Operating income (1)             1.10       .84           3.32      2.47

  Net realized gains (losses)       .15         -            .24       .06

  Net income (1)                   1.25       .84           3.56      2.53

(1) Operating and net income for the quarter and nine months ended September 30, 1996, include weather-related winter storm losses of $4 million, or $.28 per primary share, and $11 million, or $.76 per primary share, respectively.


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

Total assets increased 6%, or $139 million from December 31, 1996 to September 30, 1997. The growth was due to: (i) an increase in total investments, including cash, of $92 million which included cash provided by operating activities of $32 million, the draw of $16 million on the Company's lines of credit, and a $49 million increase in net unrealized gains on available-for-

PAGE


sale securities; and (ii) an increase in premiums and other receivables of $58 million and deferred acquisition costs of $19 million mainly due to the Conversion. This was offset by a $20 million decrease in deferred Federal income taxes which mainly reflected the associated deferred taxes on the increase in unrealized gains on available-for-sale securities.

The rise in total liabilities of 4%, or $63 million, from December 31, 1996 to September 30, 1997 was primarily attributable to additional borrowings of $16 million on the two lines of credit which the Company had outstanding at September 30, 1997. The lines of credit complement the cash provided by operating activities and provide the Company with increased flexibility in its cash management. Unearned premiums increased by $63 million primarily due to the Conversion. These increases were partially offset by a $7 million decrease in outstanding loss and loss expense reserves mainly due to a decrease in the flood line of insurance, an increased volume of outstanding claim files being closed with final settlements, and reduced exposure reflecting a lower level of net premiums earned in 1996 and 1997. The rate at which outstanding claims are being closed has increased due, in part, to the implementation of claims management specialists (CMSs) in the field and improved litigation management. In preparation for placing CMSs in the field, the Company actively settled certain of its liability claims in order that each CMS would have a more manageable number of claims to handle in the field. In addition, the Company is utilizing its litigation managers to more actively settle claims. For the most part, this increased claim settlement was experienced in the general liability, personal automobile and commercial automobile lines of insurance.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; ongoing capital expenditures with respect to the Company's automation programs; principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. Selective has authorized a share repurchase program under which it may repurchase up to one million shares of its common stock, depending on market conditions, through available cash and lines of credit. Through this program, Selective has repurchased approximately 195,000 shares at a total cost of $7 million; of which 67,000 shares, at a cost of $3 million, were acquired during the nine months ended September 30, 1997. For the nine months ended September 30, 1997 and 1996, cash provided by operating activities amounted to $32 million and $53 million, respectively. The decrease in cash provided by operating activities was mainly a result of the higher level of claim and claim expense payments (approximately $4 million) associated with the aforementioned CMS deployment and increased litigation settlement activity. In addition, the lower levels of premiums written in 1996 and 1997 (excluding the effects of the Conversion and reinsurance buyout transaction) has also impacted the cash flow from operations during the nine months of 1997. The Conversion does not have any impact on cash flow. The Company expects to continue to generate cash from operations over the balance of the year.

On June 30, 1997, the Governor of New Jersey signed into law an automobile insurance reform bill. This legislation (i) eliminates automatic approval of cost-of-living increases in favor of "expedited rate filings" of 3% or less,

PAGE


which do not require prior approval from the insurance commissioner;
(ii) prohibits insurers from non-renewing good drivers (good drivers being defined as "no more than one at fault accident or four insurance point moving violations within a five year period"); and (iii) eliminates the bad driver surcharge system in favor of a tier rating system. In addition to the legislation enacted in June, Governor Whitman, upon being reelected on November 4, 1997, announced that she will pursue a cost reform agenda during the remainder of 1997 and into 1998. The Company believes that there may be further legislative initiatives in New Jersey with respect to personal automobile insurance reform. The Company cannot presently predict the form or timing of any such initiatives, nor can the Company estimate the financial effects, if any, that such initiatives may have on the Company and its operations.

PAGE


Part II  OTHER INFORMATION
--------------------------

Item 5.  Other Information.

         On October 28, 1997, the Board of Directors of Selective approved a two-for-one common stock division affecting all authorized shares of Selective common stock. The stock will be payable December 1, 1997 to stockholders of record on November 17, 1997. As a result of the common stock division, Selective will issue on December 1, 1997 one additional share of common stock to stockholders for each share held on the record date. In connection with the common stock division, Selective's Restated Certificate of Incorporation as amended effective November 6, 1997, was amended to increase the authorized shares of common stock from 90,000,000 to 180,000,000 and the number of outstanding shares will increase from approximately 14.7 million to approximately 29.4 million.

Item 6.  Exhibits and Reports on Form 8-K.

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


                      SELECTIVE INSURANCE GROUP, INC.
                                Registrant


Date:    November 14, 1997


By:      /s/James W. Entringer
         --------------------------------------
         James W. Entringer,
         Chairman of the Board, and
         Chief Executive Officer


Date:    November 14, 1997


By:      /s/David B. Merclean
         -------------------------------------
         David B. Merclean,
         Senior Vice President
         and Chief Financial Officer

PAGE

                         SELECTIVE INSURANCE GROUP, INC.
                              INDEX TO EXHIBITS



Exhibit No.



    11      Statement Re Computation of Per Share Earnings, filed herewith.

    27      Financial Data Schedule, filed herewith.