Form 10-K
period 1997-12-31
SELECTIVE INSURANCE GROUP INC
filed 1998-03-31
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)                          FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended.....December 31, 1997.................
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

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

Registrant's telephone number, including area code 973-948-3000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                           Title of Each Class
                           -------------------
       8 3/4% Convertible Subordinated Debentures due January 1, 2008
                            (Title of class)
                  Common Stock, par value $2 per share
                            (Title of class)
                    Preferred Share Purchase Rights
                            (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 16, 1998.

Common Stock, par value $2 per share: $758,818,852

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 16, 1998.

Common Stock, par value $2 per share: 29,505,318

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Selective Insurance Group, Inc. 1997 Annual Report to Stockholders ("1997 Annual Report") are incorporated by reference to Parts I, II, and IV of this report.

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference to Part III of this report.

Forward-looking statements
--------------------------
     This 1997 annual report on Form 10-K contains certain statements that are not historical facts and are considered "forward-looking statements"
(as defined in the Private Securities Litigation Act of 1995), which can be identified by terms such as "believes," "expects," "intends," "may," "will," "should," "anticipates," the negatives thereof, or by discussion of strategy, goals and/or future expectations. Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as a result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.


                                 PART I
Item 1. Business.
----------------
General
-------
     Founded in 1925 and organized in 1977, Selective Insurance Group, Inc. (the "Parent") is a regional insurance holding company which, through its subsidiaries, (collectively, "Selective" or the "Company") offers a broad range of commercial insurance products, alternative risk management products, and managed care and related services to small- to medium-sized service-oriented businesses, governmental entities and selected classes of light industry. The Company's commercial insurance products represent approximately 70% of net premiums earned. Selective also offers personal insurance products to individuals and families, which represent approximately 30% of net premiums earned. The Company's commercial and personal products are distributed principally in suburban and rural areas of New Jersey, Pennsylvania, New York, Maryland, Virginia, South Carolina, Delaware and other Mid-Atlantic and Southeastern states. In 1996, the Company began writing insurance in Illinois, the first state of a six-state expansion into the Midwest, which in 1997 also included Iowa, Indiana, Wisconsin, Michigan and Ohio.

     The Company offers its insurance products through Selective Insurance Company of America ("SICA"), Selective Way Insurance Company ("SWIC"), Selective Insurance Company of the Southeast ("SISE"), Selective Insurance Company of South Carolina ("SISC") and Selective Insurance Company of New York ("SINY"), formerly Exchange Insurance Company, (collectively, the "Insurance Subsidiaries"). In November 1997, the Company acquired the assets of Alta Services LLC ("Alta"), formerly MCSI/MRSI, a managed care company that provides medical claims handling services to the insurance industry. See Item 1. "Business" -- Strategy.

     The following table shows the distribution of net premiums earned by state for the periods indicated:
---------------------------------------------------------------------------
                                              Year Ended December 31,
                                            1995        1996        1997
---------------------------------------------------------------------------
Earned Premium Distribution by State
New Jersey                                  61.4%       60.0        58.1
Pennsylvania                                10.0        10.6        11.3
New York                                     6.5         7.2         7.7
Maryland                                     4.8         4.5         4.9
Virginia                                     4.5         4.5         4.7
South Carolina                               4.6         5.0         4.6
Delaware                                     3.1         3.2         2.9
North Carolina                               2.4         2.7         2.5
Georgia                                      2.1         2.1         2.1
Other states                                 0.6         0.2         1.2
                                           -----       -----       -----
Total                                      100.0%      100.0       100.0
                                           =====       =====       =====

     For the ten years ended December 31, 1997, the Company's average statutory loss and loss expense ratio and average statutory combined ratio were 70.2% and 104.5%, respectively. The Company's average statutory loss and loss expense ratio during this period outperformed the property and casualty industry's average ratio, as reported by A.M. Best Company, Inc. ("A.M. Best"), by 10.1 points. The Company attributes its performance to its strong relationships with its independent insurance agencies, its expertise in underwriting property and casualty insurance risks, its penetration of suburban and rural market areas in the Mid-Atlantic and Southeastern states and its conservative loss and loss expense reserving practices. For the ten years ended December 31, 1997, the Company's average statutory underwriting expense ratio was 33.2% compared to 26.2% for the property and casualty insurance industry. The Company's historical statutory underwriting expense ratio is higher than the industry average, primarily due to the impact of taxes and assessments in New Jersey from 1990 through 1996 (which accounted for approximately 1.6 points of the average ratio) and labor costs (which accounted for approximately 8.1 points of the average ratio). The industry average expense ratio reflects the inclusion of direct writers of insurance which generally have lower distribution costs than the Company. The Company's average statutory combined ratio outperformed the property and casualty industry average statutory combined ratio by 3.3 points for this ten-year period. The Company's statutory combined ratio is not as favorable as the Company's loss and loss expense ratio in comparison to the industry primarily due to the impact of the Company's underwriting expense ratio as previously described. The table on page 3 sets forth certain Company and industry ratios:

                              Simple
                              Average of
                              All Periods      Years Ended December 31,
                              Presented    1997    1996    1995     1994
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            58.9%      56.8    60.6    60.4     60.6
Loss expense                    11.3       11.4    10.8    10.8     11.1
Underwriting expense            33.2       31.2    30.8    29.4     31.6
Policyholders' dividends         1.2        0.7     0.7     1.0      1.0
Combined ratio(3)              104.5      100.1   102.9   101.6    104.3
Growth (decline)in net
  premiums written               6.2        3.7    (8.6)    8.5     14.8
Certain Industry Ratios(1)(4):
Loss                            67.5       61.2    65.4    65.7     68.1
Loss expense                    12.8       12.5    12.9    13.2     13.0
Underwriting expense            26.2       26.7    26.4    26.1     26.0
Policyholders' dividends         1.3        1.4     1.1     1.4      1.3
Combined ratio(3)              107.8      101.8   105.8   106.4    108.5
Growth in net premiums written   3.7        3.2     3.4     3.6      3.8
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.3        1.7     2.9     4.8      4.2
Growth in net premiums written   2.5        0.5   (12.0)    4.9     11.0

(1) The ratios and percentages are based upon Statutory Accounting Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3)  A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1997 have been estimated by A.M. Best.
----------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented     1993     1992     1991     1990
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            58.9%       60.3     58.2     56.6     57.9
Loss expense                    11.3        11.5     11.3     11.3     12.5
Underwriting expense            33.2        35.5(2)  37.0     38.3     36.1
Policyholders' dividends         1.2         1.2      1.3      1.5      1.6
Combined ratio(3)              104.5       108.5(2) 107.9    107.6    108.0
Growth (decline)in net
  premiums written               6.2         8.9     13.0      3.8      2.9
Certain Industry Ratios(1)(4):
Loss                            67.5        66.7     74.7     68.5     69.4
Loss expense                    12.8        12.8     13.4     12.6     12.9
Underwriting expense            26.2        26.3     26.6     26.4     26.0
Policyholders' dividends         1.3         1.1      1.2      1.3      1.2
Combined ratio(3)              107.8       106.9    115.7    108.8    109.6
Growth in net premiums written   3.7         6.2      2.0      2.4      4.5
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.3        (1.6)(2)  7.8      1.2      1.6
Growth in net premiums written   2.5         2.7     11.0      1.4     (1.6)

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1997 have been estimated by A.M. Best.
---------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented              1989     1988
---------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            58.9%                58.8     59.1
Loss expense                    11.3                 10.9     11.2
Underwriting expense            33.2                 32.2     29.6
Policyholders' dividends         1.2                  1.5      1.2
Combined ratio(3)              104.5                103.4    101.1
Growth (decline) in net
  premiums written               6.2                  5.1     10.0
Certain Industry Ratios(1)(4):
Loss                            67.5                 69.2     66.4
Loss expense                    12.8                 12.7     11.9
Underwriting expense            26.2                 26.0     25.7
Policyholders' dividends         1.3                  1.3      1.4
Combined ratio(3)              107.8                109.2    105.4
Growth in net premiums written   3.7                  3.2      4.5
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.3                  5.8      4.3
Growth in net premiums written   2.5                  1.9      5.5

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4) Source: A.M. Best. The industry ratios for 1997 have been estimated by A.M. Best.

Strategy
--------
     The Company's primary focus has been on improving underwriting results, generating profitable growth and enhancing relationships with independent agents who are aligned with the Company's strategic objectives. The principal elements of the Company's strategies are to:

     (i)  generate an underwriting profit and increase premium volume;
     (ii) reduce expenses and improve productivity through increased automation and controlled expenses;
     (iii)diversify geographically and develop new products and services;
          and
     (iv) continue to build and reward employees that are committed to the Company and its objectives.

     Generate an Underwriting Profit and Increase Premium Volume
     -----------------------------------------------------------
     In 1997, the Company's net premiums written increased by 4% over 1996. The conversion of New Jersey personal automobile policies from six-month to annual terms (the "Conversion") increased 1997 net premiums written by approximately $36 million, while 1996 net premiums written included a one-time adjustment of $8 million reflecting the Company's buy out of certain reinsurance arrangements (the "Reinsurance Buy Out"). Excluding the effects of the Conversion and the Reinsurance Buy Out, net premiums written for 1997 decreased by about $3 million. Premium growth during the year was impacted by a highly competitive commercial lines marketplace and a move toward self-insurance programs, which particularly impacts the Company's public entities business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Strategic Business Units. The Company's customer-focused Strategic Business Units ("SBUs") define customer groups that the Company believes offer profitable growth potential. The SBUs evaluate the marketplace and provide products and services specifically developed to meet the needs of agents and insureds in a particular market or territory.

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

     Alignment of Agents' Interests. Selective is working to align the interests of the agents with the Company's strategic objectives. The Company has reviewed the quality of business and profitability of every agent, reinforcing strong relationships with agents who maintain the Company's underwriting standards and commitment to profitable growth and terminating those who do not. Selective has maintained a strong relationship with its agency network by providing superior service and a stable marketplace as well as applying consistent underwriting standards. One economic incentive for the agents is profit sharing commissions, through which profitable agents have an opportunity to earn additional commissions of up to approximately 13% of their direct premiums written. In addition, agents can purchase Selective common stock at a 5% discount with no brokerage fees through the agents' stock purchase plan. During 1997, nearly 30% of Selective's agents participated in the stock purchase plan.

     Field Operations - Underwriting. Since its inception in 1995, Selective's field underwriting program has become an integral, dynamic part of the agent-company relationship. AMSs are experienced underwriters with strong marketing and communication skills. Working in the field with a specific group of agents, the AMSs can respond quickly to new commercial business submissions and make timely decisions that can result in writing desirable accounts. Each AMS is backed by a team of underwriters and technical specialists in the branches.

     Field Operations - Claims. The Company's strategic plan for it's claims organization is parallel to the Company's field underwriting strategy by creating a partnership between branch office and field operations. Claims management specialists ("CMSs") work directly with agents, insureds, AMSs and claimants. On-site inspections, personal interviews and face-to-face negotiations are expected to result in more accurate loss settlements and increased fraud detection. Working in the field, the CMSs gain knowledge about potential exposures, and expand the role of the Company's claims staff in the areas of loss control and risk management. Each branch office has restructured its claim operation and 100 CMSs have been placed in the field.

     Reduce Expenses and Improve Productivity
     ----------------------------------------
     The Company's objective continues to be the reduction of expenses through increased efficiency and automation. This objective is designed to reduce the Company's underwriting and loss expense ratios by improving the productivity and efficiency of internal operations. At December 31, 1997, the Company's insurance operations work force numbered 1,580. Productivity, as measured by net premiums written per employee, in 1997 was $454,000 up from $433,000 in 1996. However, excluding the effects of the Conversion in 1997, the net premiums written per employee was $431,000, down slightly from 1996. The decrease was due to the lower levels of net premiums written. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Controlled Expenses. The Company's loss expense ratio has averaged 11.0% for the three-year period ended December 31, 1997. The Company plans to reduce this ratio by reducing the legal fees incurred in the course of the claim settlement process.

In 1997, these legal expenses totaled approximately $22 million, or 3% of net premiums earned. The litigation plan is a four-pronged approach to achieve savings without sacrificing the quality of legal advice to, and representation of, the Company's insureds. The program involves expansion of the Company's staff counsel operations (attorneys employed by the Company to represent the interests of insureds) in which the Company has an average suit cost nearly 46% lower than outside counsel. The program also includes:
(i) fixed fee schedules for cases handled by outside counsel; (ii) arbitration services to avoid higher costs associated with going to trial; and (iii) legal fee audit review services to help identify billing errors.

     The Company continues to focus on loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program which reduced 1997 workers' compensation and automobile costs by more than $16 million; (ii) a special investigative unit and claims professionals which saved the Company approximately $10 million in 1997 by uncovering fraudulent claims; and (iii) a voluntary automobile repair shop program which saved the company $5 million of reduced repair costs in 1997 while maintaining a 94% customer service satisfaction rating.

     Automation. Insurance is a detailed, paper-intensive business. Available computer technology offers significant potential for utilizing automation to support the Company's objectives to reduce expenses.

     The Commercial Lines Automated System ("CLAS"), originally introduced in 1995 and completed in 1996, eliminates a number of manual steps, reducing the time it takes to process commercial insurance products. With instant access to the information, underwriters and claim adjusters are readily able to answer questions, process changes quickly, verify coverages and work more efficiently with agents to quote new business.

     In 1998, the Company intends to add workers' compensation to CLAS and move this system towards a "windows" environment. This project will also involve significant enhancements which is expected to make it easier for agents to conduct business with the Company.

     Rating and product information is now available for Selective agents on CD-Rom. Using Selective-specific software in their offices, the agents can obtain initial pricing on accounts. That information can be transferred electronically between the agent, the AMS and branch office, thus enabling Selective to provide faster turnaround on policy issuance and coverage revisions.

     Agents currently using Applied's agency management software have the ability to electronically send and receive personal lines policy information. All agents can electronically make inquiries on the Company's claims and billing systems. In 1998, the Company intends to expand its "Agency Interface" capability to accept and send personal lines policy transactions from additional agency management systems and to begin to electronically interface with agents on commercial lines products.

     Claims management specialists, equipped with laptop computers, have electronic access to current claim information, have the ability to authorize claim payments, and can input log notes from the field. A project team is developing a new mobile claims system planned for implementation during 1998, that is intended to enhance the claims adjusting process via laptop computer by enabling complete claims entry and access to database information from the field.

     Diversification
     ---------------
     Geographic Diversification. One of the Company's strategies is to improve the geographic balance of its business through a long-term diversification strategy. Geographic diversification reduces exposure to the regulatory environment and weather-related catastrophes of any one jurisdiction. Currently 58.1% of the Company's business is earned in New Jersey, a decrease of approximately 2 percentage points from 1996, with most of the remaining business earned in Pennsylvania, New York, South Carolina, Virginia, Maryland, Delaware, North Carolina and Georgia. In 1992, the Parent acquired Niagara Exchange Corporation ("Niagara"). Niagara's principal insurance subsidiary, SINY, writes most of its business in New York, which in 1997 accounted for 7.7% of the Company's overall net premiums earned.
In 1996, the Company began writing insurance in Illinois, the first state of a six-state expansion into the Midwest, which in 1997 also included
Iowa, Indiana, Wisconsin, Michigan and Ohio. The Company believes that these areas offer growth opportunities in the middle-market segments targeted by the Company. This region experiences fewer natural catastrophes than Mid-Atlantic and Southern states and offers a stable regulatory and legal environment. In addition, population is spread outside of major metropolitan areas, a factor that is compatible with the Company's underwriting philosophy and operation. In 1997, the Company opened a Midwest field and systems office in Mansfield, Ohio to support its expansion into the Midwest. In addition to the expansion strategy, the Company continues to focus on increasing its penetration in the other
Eastern states where it currently does business.

     Fee-for-Service Operations. The business of insurance involves risk assumption and is often subject to the uncertainties of market cycles and weather-related catastrophes. To enhance the Company's operating income and provide more stability, the Company's strategy is to expand its fee-based operations through the sale of services by Selective Technical Administrative Resources, Inc. ("SelecTech") and Alta. Fee-based businesses leverage the Company's core skills and help to provide revenue and operating income that is not dependent on the risk-bearing nature of traditional insurance activities.

     Selective writes flood insurance (provided through the Personal Lines
SBU) under the auspices of the National Flood Insurance Program, the premiums from which are ceded 100% to the Federal government. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In 1997, the Company's flood direct premiums written increased by 22% to $19 million, and generated a net profit of $1 million. In 1998, the Company expects the flood program to be expanded into all 50 states and to reduce processing costs through a new policy writing system.

     SelecTech generates fees by providing third party administrative services to self-insured accounts. Insurance products have been traditionally sold as an entire package of services which includes underwriting, policy issuance, loss control, and claim handling. As businessowners move to self-insurance, they also want the ability to purchase only those insurance services that meet their specific needs. SelecTech, in conjunction with Selected Risk Managers ("SRM"), is continuously exploring new business opportunities that will allow the Company to offer a complete array of services to businesses looking for risk management solutions in the alternative markets.

     In November 1997, in anticipation of the continued growth of managed care medical cost containment and other medical claims services, the Company acquired the assets of Alta Services LLC. Alta, the Company's newest SBU, is a managed care company that provides a wide range of medical claims handling services to the insurance industry. For the past several years, Alta has provided services to Selective for the Company's managed care program.

     Alta's approach to managed care is a critical part of the Company's claim strategy. It is the Company's goal to export the products of Alta to all of its operating territories and elsewhere since Alta also handles claims for self-insured businesses and other insurers. Alta manages workers' compensation and automobile medical claims on a nonrisk-bearing basis. Priority is placed on quickly assigning an injured person to one of Alta's network physicians and making sure they get the best medical care and, where necessary, rehabilitation services. The goal is to return patients to their normal routine, at work and at home, as soon as possible. In addition to these services, Alta utilizes aggressive management and audit procedures for hospital and medical bills to make sure Selective and Alta's other customers are paying only what they should for a patient's treatment and care. Alta continually monitors the performance of network physicians to ensure both optimum patient results and ease of doing business.

     Over the past several years, Alta has provided services for the Company's managed care program. In 1997, this managed care program reduced workers' compensation and automobile medical bill costs for the Company by $11 million and $5 million, respectively. With the addition of Alta, the Company is in the position of giving customers access to quality medical and rehabilitation services, while enhancing claims management through in-house managed care expertise.

     Alternative Markets. The insurance industry broadly defines the alternative market as any program in which clients self-insure part or all of their insurable exposures. Historically, the practice of self-insuring was limited to the largest corporations, who, as buyers, were more sophisticated in insurance risk and exposure management. The Company believes that middle market companies now have begun to utilize the alternative market with increasing frequency. Industry statistics show that the number of companies participating in the alternative market has expanded rapidly during the last decade, now approaching 35% of commercial insurance premiums in the United States. Industry experts predict that 70% of all commercial lines premium dollars could be tied into an alternative market mechanism within ten years.

     The Company's strategy is to offer the alternative market products to meet the coverage and risk financing needs of the Company's independent agents and their customers for large accounts, self-insured groups, associations and fee-for-service business. As part of this strategy, the Company formed SRM.

     Employee Rewards
     ----------------
     The Company's annual cash incentive programs are based on the achievement of specific business objectives and on individual and team performance measured by the achievement of business performance goals related to increased profitability and premium growth and improving service. These goals were developed from the Company's overall strategy for growth and profitability. Employees set individual and team targets that go beyond their normal responsibilities. Total incentive compensation (including payroll taxes) amounted to $9 million, $5 million and $6 million for 1997, 1996 and 1995, respectively.

     In addition to annual cash incentive programs, under the Company's stock option plan II, the Company's Compensation Committee may grant stock options or make restricted or unrestricted grants of common stock. The primary purpose of stock options and restricted stock is to retain and reward employees whose contributions and expertise are key to the success of the business. All full-time employees whose contributions have a direct impact on our business objectives and strategies are eligible.

Industry Segments
-----------------
     The Insurance Subsidiaries are engaged in writing property and casualty insurance products. The SBUs market and sell the insurance products to specific customer groups. The products marketed encompass several lines of insurance. Accordingly, the Company has classified its business into two principal segments: commercial and personal insurance. In addition, the Company has recognized alternative markets and new business opportunities that exist within the insurance business. These opportunities are unlike the traditional risk-bearing insurance markets and offer the Company a market to generate fee income for insurance related services such as managed care, claims handling, loss control and risk management. For Financial Information pertaining to the Company's industry segments, see Note 20 to the Company's Consolidated Financial Statements on page 52 of the 1997 Annual Report, incorporated herein by reference.

     Commercial Insurance
     --------------------
     The Company's commercial insurance coverages consist of the following:
     Workers' Compensation coverage insures employers against employee claims resulting from work-related injuries. Compensation is payable regardless of who was at fault. There are four types of benefits payable under workers' compensation policies: medical benefits, vocational rehabilitation benefits, disability benefits and death benefits. Because the Insurance Subsidiaries write voluntary workers' compensation, they are also required to write involuntary coverage. Involuntary workers' compensation business is written through the National Council on Compensation Insurance, Inc. ("NCCI"). Effective January 1, 1995, Selective withdrew from the New Jersey NCCI and chose to accept direct assignments of involuntary workers' compensation coverage in an effort to reduce processing costs and improve the loss experience of this business through better loss control, managed care and risk management.

     Commercial Automobile coverage insures policyholders against losses incurred from bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including fire and theft) and property damage to other vehicles and property as a result of automobile accidents involving commercial vehicles. These policies may include uninsured motorist coverage. Because the Insurance Subsidiaries write voluntary commercial automobile insurance, they are also required by law to write involuntary coverage through the Commercial Automobile Insurance Plan ("CAIP").

     Liability coverage insures policyholders against third party liability for bodily injury and property damage, including liability for products sold, and the defense of claims alleging such damages. The liability lines continue to reflect the potential exposure to environmental claims. The emergence of these claims is slow and highly unpredictable. Environmental liabilities are contingent on very complex legal and coverage issues making reliable estimation of the exposure difficult. For additional information about the Company's exposure to environmental liabilities, see the section entitled "Environmental reserves" on pages 31 through 32 inclusive in the 1997 Annual Report and note 15(a) to the Consolidated Financial Statements on pages 49 and 50 of the 1997 Annual Report, all of which are incorporated herein by reference.

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

     In 1997, Selective's commercial insurance products were developed and marketed through six SBUs. The following table sets forth, for all commercial SBUs; and by each commercial SBU, the Company's net premiums written, net premiums earned, underwriting income or loss on a GAAP basis and the statutory combined ratio for the periods indicated:


1997 Commercial SBU Highlights
(dollars in thousands)
----------------------------------
                                Net      Net        GAAP        Statutory
                             Premiums  Premiums  Underwriting   Combined
                              Written   Earned   Income (Loss)  Ratio(1)
------------------------------------------------------------------------
All Commercial SBUs     1997 $472,460   465,846    (12,701)     103.6%
                        1996  475,104   477,506    (24,832)     105.3
                        1995  535,050   521,196    (18,475)     103.1

Contractors             1997  168,056   163,262     (8,071)     105.5
                        1996  157,722   158,317     (6,813)     104.5
                        1995  178,126   170,486     (9,531)     104.9

Mercantile and Service  1997  144,423   144,137     (3,360)     102.9
                        1996  148,280   148,122    (11,948)     108.3
                        1995  167,832   163,741     (5,576)     102.7

Public Entity           1997   64,137    69,933     (2,596)     105.3
                        1996   86,673    91,513     (4,508)     104.8
                        1995  106,802   106,702     (4,556)     103.7

Habitational and        1997   52,441    49,659       (107)     100.2
  Recreational          1996   46,870    44,395     (3,188)     107.5
                        1995   45,547    44,832     (1,660)     103.9

Manufacturing and       1997   31,711    29,485       (116)     100.4
 Processing             1996   28,006    27,638        375       98.9
                        1995   29,236    28,138      2,230       92.5

Bonds                   1997   11,398     8,946      3,794       57.6
                        1996    6,965     6,815      1,142       78.7
                        1995    6,756     6,493      1,974       69.0

Other (2)               1997      294       424     (2,245)       N/M
                        1996      588       706        108        N/M
                        1995      751       804     (1,356)       N/M

(1)  Industry standard not generally accepted accounting principles.
(2) The calendar year results reflect loss and loss expense savings (development) for accident years prior to 1993 (the year in which the SBUs were formed).
N/M  Not meaningful


     The commercial SBUs' net premiums earned represented approximately 70%
of the total net premiums earned in 1997.   The 1996 net premiums written
included a one-time adjustment of $8 million reflecting the Reinsurance Buy Out. Excluding the Reinsurance Buy Out, the commercial SBUs net premiums written increased 1%, or $5 million, compared to 1996. This increase included $132 million of net premiums written attributable to new business, after deducting reinsurance costs of approximately $6 million, which was primarily offset by: (i) lower premium volume of approximately $21 million due to agency terminations; (ii) a reduction in existing business (renewal retention) attributable to a highly competitive commercial lines marketplace as well as nonrenewals resulting from the Company's reunderwriting (reevaluating) of certain business classes and/or accounts; (iii) workers' compensation rate decreases, which lowered net premiums written by approximately $18 million; and (iv) lower net premiums written in the Public Entity SBU, primarily due to a shift in business to the alternative markets.

     The significant growth in new business resulted in the Company generating an increase in most of the commercial SBUs' net premiums written. However, the Public Entity SBU net premiums written were down $23 million in 1997, primarily due to the trend towards self-insurance and other alternative risk sharing mechanisms.

     For the three-year period ended December 31, 1997, the Commercial SBUs, in total, average statutory combined ratio was 104.0%. The 1997 combined ratio improved by 1.7 points, compared to 1996. The 1996 results reflected numerous weather-related storm losses which increased the ratio by 3.0 points. Excluding these storm losses from the 1996 results, the 1997 combined ratio increased 1.3 points primarily due to a rise in labor costs and other operating expenses while net premiums written remained relatively flat. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's commercial SBUs consist of the following:
     The Contractors SBU focuses on providing commercial insurance coverage for key business segments in the construction industry including carpentry, electrical, excavating, plumbing and landscaping, as well as many other special artisan classes. In 1997, the Contractors SBU's net premiums earned represented 35% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 105.0%. Contractors generated a statutory combined ratio of 105.5% in 1997, up from 104.5% in 1996. This increase was primarily driven by poor results in the commercial automobile line of insurance, particularly within the construction specialty trade business class. The Company is taking steps to improve the results in the commercial line of insurance, including pricing analysis, reunderwriting and increased loss control.

     The Mercantile and Service SBU focuses on providing commercial insurance coverage to retail stores, offices, religious institutions, wholesalers and service businesses. In 1997, the Mercantile and Service SBU's net premiums earned represented 31% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 104.6%. Mercantile and Service generated a statutory combined ratio of 102.9% in 1997 down from 108.3% in 1996. The decrease in the 1997 combined ratio was primarily attributable to the absence of weather-related catastrophe claims. In 1996, weather-related catastrophe claims increased the 1996 combined ratio by 4.4 points. In addition to the favorable weather conditions, the decrease in the 1997 combined ratio reflected improvements to the businessowner program as a result of the Company's effort to improve this program.

     The Public Entity SBU focuses on providing commercial insurance coverage for public entities including: municipalities; school boards; and volunteer fire departments and rescue squads. In 1997, the Public Entity SBU's net premiums earned represented 15% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 104.6%. Public Entity generated a statutory combined ratio of 105.3% in 1997, up from 104.8% in 1996 mainly due to the declining net premiums written in 1997. The Public Entity SBU net premiums written were down $23 million in 1997, primarily due to the trend towards self-insurance and other alternative risk sharing mechanisms.

     The Habitational and Recreational SBU focuses on providing commercial insurance coverage to hotels and motels, condominiums, property owner associations, golf courses, country clubs, restaurants, membership organizations and other miscellaneous types of recreational industries. In 1997, this SBU's net premiums earned represented 11% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 103.9%. Habitational and Recreational generated a statutory combined ratio of 100.2% in 1997 down from 107.5% in 1996. The decrease in the 1997 combined ratio was primarily attributable to the absence of weather-related catastrophe claims. In 1996, weather-related catastrophe claims increased the 1996 combined ratio by 6.5 points.

     The Manufacturing and Processing SBU focuses on providing commercial insurance coverage for light industrial and processing businesses with low product liability exposures. In 1997, the Manufacturing and Processing SBU's net premiums earned represented 6% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 97.3%. Manufacturing and Processing generated a statutory combined ratio of 100.4% in 1997 up from 98.9% in 1996. In 1996, weather-related catastrophe claims increased the 1996 combined ratio by 5.7 points. Absent these weather-related claims, the 1997 combined ratio increased 7.2 points, which was driven by a small number of severe commercial automobile and property losses.

     The Bonds SBU focuses on providing commercial insurance coverage for fidelity and surety, including but not limited to: bid, performance, maintenance, supply, site plan and subdivision bonds. In 1997, the Bonds SBU's net premiums earned represented 2% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this SBU was 68.4%. An underwriting profit has been achieved in twenty-one out of the last twenty-two years in the Company's Bond business.

     Personal Insurance
     ------------------
     The following table sets forth, by personal lines coverages, the Company's net premiums written, net premiums earned, underwriting income or loss on a GAAP basis and the statutory combined ratio for the periods indicated:


1997 Personal Lines SBU Highlights
(dollars in thousands)
----------------------------------
                      Net        Net        GAAP         Statutory
                    Premiums   Premiums  Underwriting    Combined
                    Written     Earned   Income (Loss)   Ratio (1)

Total       1997   $245,178     210,442     11,522       93.7%
Personal    1996    217,167     217,473      4,819       97.5
Lines SBU   1995    221,935     221,587      1,762       98.2

Automobile  1997    223,047     187,656      4,044       96.9
            1996    194,118     193,721      4,261       97.5
            1995    197,902     197,398      5,494       96.8

Homeowners  1997     15,647      16,079      3,987       72.8
            1996     15,611      16,245     (3,005)     118.9
            1995     15,325      15,412     (5,993)     131.1

Flood       1997          -           -      1,239          -
            1996          -           -      1,955          -
            1995          -           -        756          -

Other       1997      6,484       6,707      2,252       69.3
            1996      7,438       7,507      1,608       79.2
            1995      8,708       8,777      1,505       82.6

(1) Industry standard not generally accepted accounting principles.

 The Personal Lines SBU represented approximately 30% of the total net premiums earned in 1997. Personal lines SBU net premiums written increased 13% in 1997 over 1996. This includes $36 million from the Conversion which had no impact on net premiums earned. Net premiums earned in New Jersey represented 84% of total personal lines business. The Company intends to diversify by expanding its personal lines program in existing and new states. The Personal Lines SBU underwriting results have improved significantly over the past three years, resulting in underwriting gains of $12 million, $5 million and $2 million in 1997, 1996 and 1995, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the three-year period ended December 31, 1997, the personal lines SBU average statutory combined ratio was 96.5%. The combined ratio for 1997 improved by 3.8 points to 93.7%, which was primarily due to improved homeowners results, reflecting favorable weather conditions as well as reduced catastrophic reinsurance costs and improved rate adequacy. In 1996, weather-related catastrophe claims increased the 1996 combined ratio by 1.9 points. Personal automobile and personal catastrophic liability continued to remain profitable throughout 1995, 1996 and 1997.

     The Company's personal insurance coverages consist of the following:
     Personal Automobile coverage insures individuals against losses incurred from bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including fire and theft), property damage to other vehicles and other property as a result of automobile accidents involving personal vehicles. These policies may include uninsured motorist coverage. In 1997, personal automobile net premiums earned represented 89% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this coverage was 97.1%. The Company has been successful in obtaining personal automobile rate increases and surcharges in New Jersey that increased net premiums earned by approximately $2 million, $5 million and $8 million for 1997, 1996 and 1995, respectively. In addition to improved automobile rate adequacy, the Company is seeing important fundamental changes within this marketplace, including safer cars, greater fraud detection and increased public awareness of the costs associated with reckless and drunk driving. See Item 1. "Business" -- Regulation.

     Homeowners coverage insures individuals for losses to their residences and personal property such as those caused by fire, wind, hail, water damage, theft and vandalism and against third party liability claims. Additional coverage for specific personal property items can be purchased on a scheduled personal property basis. In 1997, homeowners net premiums earned represented 8% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this coverage was 107.6%. On a statutory basis, homeowners coverage generated a combined ratio of 72.8% in 1997, down from 118.9% in 1996. In 1996, weather-related catastrophe claims increased the 1996 combined ratio by 18.6 points. In addition to the favorable weather conditions in 1997, improvements in this line were attributable to an aggressive homeowners inspection program that was completed to ensure that all property values reflect the amount necessary to replace the home in the event of a loss, reduced catastrophe reinsurance costs, and improved rate adequacy.

     Personal Catastrophe Liability coverage, included in the "Other" category in the personal lines table, affords policyholders liability protection supplemental to that provided under automobile and homeowners policies and insures against catastrophic losses. This coverage normally is written in conjunction with other personal insurance. In 1997, net premiums earned for personal catastrophe liability coverage represented 2% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1997, the Company's average statutory combined ratio for this coverage was 58.9%.

     Flood coverage, which is provided through the Personal Lines SBU, is ceded 100% to the National Flood Insurance Program. The Company is a servicer and not an underwriter of this type of insurance and therefore bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. The flood business generated a profit of $1 million, $2 million and $1 million in 1997, 1996 and 1995, respectively.

     Fee-For-Service Operations
     --------------------------
     In addition to its risk-bearing insurance activities, the Company also engages in providing insurance-related servicing activities designed to generate fee income. The Company believes that leveraging its insurance knowledge to generate fee income will allow it to further diversify its business, utilize market opportunities created by the movement of insureds to alternative market products, to decrease its underwriting expense ratios, and to reduce the impact on its business resulting from insurance cycles and weather-related catastrophic losses.

     In anticipation of growth in alternative market insurance solutions, the Company formed SelecTech to generate fee income by providing third party administration services for public entities that self-insure and use other means of alternative insurance. The services provided include, but are not limited to: claims administration, loss control and risk management.

     The Alta Services SBU was formed when the Company purchased the assets of Alta in November 1997, to more fully integrate its claim operation within its medical case management program. It's array of services include rehabilitation and occupational services, medical bill review, workers' compensation managed care programs, and hospital bill audits. Alta also offers the same services for a fee to self-insured businesses and other insurance companies.

     Alternative Markets
     -------------------
     The Selective Risk Managers SBU was formed to focus on business opportunities in alternative insurance markets and to lead underwriting and sales efforts for large accounts, self-insured, group and association business. While primarily focused on developing customized primary insurance or reinsurance products for the commercial SBUs, Selected Risk Managers also generates fee income for the Insurance Subsidiaries by collecting ceding commissions and placement fees. During 1997, Selective Risk Managers wrote 30 alternative market programs and accounted for a premium commitment of approximately $20 million of commercial insurance through the various commercial SBUs. In addition to developing and marketing alternative insurance products, SRM promotes the services of SelecTech and Alta.

Marketing and Distribution
--------------------------
     The Company's products are developed and marketed through the Company's nine SBUs. These customer-focused SBUs evaluate the marketplace and provide a broad range of products and services specifically developed to meet the needs of the Company's agents and insureds in a particular market or territory including business opportunities in the insurance alternative markets.

     The Insurance Subsidiaries sell their insurance products exclusively through a network of approximately 850 independent insurance agencies supported by nine full-service branch offices. The Company has maintained a strong relationship with its agency network by providing superior service, a stable marketplace and applying consistent underwriting standards. During the three-year period 1994 through 1996, the Company's agency force, in total, decreased by approximately 300 agencies. Approximately 90% of this reduction was due to terminations, with the remaining 10% being attributed to consolidations within the agency population. During 1997, the Company's agency force increased by approximately 90 agencies. The majority of this increase was due to new agency appointments in the Midwest where the Company began writing insurance in Illinois in 1996, and in Indiana, Iowa, Wisconsin, Michigan and Ohio in 1997.

     The Company's continuing focus on profitable premium growth is closely linked to the quality of the Company's relationships with the independent agents who sell its products and services. The Company believes that its unique business model of SBUs, field offices, AMSs and CMSs enhances its level of service to its independent insurance agents.

Underwriting
------------
     Commercial insurance is underwritten by branch AMSs who apply the Company's underwriting guidelines for particular policies and types of customers. Each AMS is supported by an underwriting team, which is responsible for policy renewal and processing. In addition, home office staff specialists and the SBUs provide additional technical support and services to the branch offices when needed. Substantially all of the personal insurance underwriting activities are conducted at the home office under supervision of the centralized Personal Lines SBU.

     The branch offices and the SBUs work together to develop pricing, growth and profitability objectives. The branch AMSs deal directly with the Company's independent insurance agencies, and their regular interaction provides the Company with information as to the agencies' needs for products and pricing. This information is used by the branch offices and SBUs to develop the necessary products, pricing and applicable underwriting guidelines.

     For certain classes of business and policy limits (with the exception of umbrella policies), certain agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. The Company's agents' handbook sets forth underwriting criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their respective branch AMS to obtain authorization to bind coverage. Insurance accounts that exceed the branch AMS's authority requires home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be canceled after the first 60 days other than at renewal upon prescribed prior notice of cancellation.

Claims
------
     Claims on policies are investigated and settled primarily by more than 100 CMSs who are in the field, and assigned to key agents. Losses are reported directly by the agent to its CMS who investigates and resolves the claim in person with the Company's policyholder. This enables the Company to physically inspect and settle losses in person promptly and accurately. In locales where there is insufficient claims volume to justify the cost of an internal claims staff, or when a particular claims expertise is required, the Insurance Subsidiaries use independent adjusters to investigate and resolve claims.

     The Company's claims policy emphasizes the timely investigation and settlement of meritorious claims for appropriate amounts, maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling loss and loss expenses.

     Claims settlement authority levels are established for each CMS and supervisor based on their expertise and experience. The setting of reserves and disposition of property and liability claims in excess of $100,000 field authority, per claim, requires home office review and approval. The Company refers all environmental claims to a centralized environmental claims unit which specializes in the claim management of these exposures.

     While claims adjusting has been moved into the field, the Company has centralized its recovery, subrogation, fraud and workers' compensation claims handling, which are directed at the Corporate office. The Company has instituted internal procedures to screen claims for potential fraud. When fraud is suspected, the claim is reviewed by the Company or outside fraud investigator to determine the appropriate action before payment is authorized. The Company's automated claims system enables tracking of claims suspected to be fraudulent to determine the savings of nonpayment of such claims. In addition, the Company has introduced anti-fraud training and educational programs for its employees.

Reinsurance
-----------
     The Insurance Subsidiaries follow the customary industry practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered ("treaty reinsurance"), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured ("facultative reinsurance") and certain automatic facultative arrangements that permit the Company to automatically reinsure risks within certain specified limits ("automatic facultative reinsurance"). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

     The Company has a Reinsurance Security Committee ("Reinsurance Committee") that reviews and approves all reinsurers who do business with the Company. The Reinsurance Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; (ii) Insurance Solvency International; and (iii) Standard & Poor's Insurance Rating Services ("Standard & Poor's"). Further information is obtained from the Company's reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not yet been assigned a rating.

     The Company continuously monitors the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. The Company's primary reinsurers are American Re-Insurance Company, Zurich Reinsurance Company of America, St. Paul Reinsurance Management Corporation and Axa Re (Paris). In addition, the Company cedes no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF").

     The Company maintains treaty excess of loss programs which cover each property occurrence in excess of $400,000 up to $10 million and each casualty occurrence in excess of $1 million up to $50 million, except for commercial umbrella which is reinsured up to $10 million. In certain instances where greater capacity is needed for a larger property or casualty risk, facultative reinsurance is purchased.

     Effective January 1, 1998, the Company revised its property catastrophe program and its New Jersey Homeowners Quota Share Program ("Homeowners Quota Share Program"). The revised program provides protection against higher levels of catastrophe losses at a lower cost when compared with the 1997 program. The new catastrophe program is in four layers and covers: (i) 95% of losses in excess of $10 million up to $55 million; (ii) 50% of losses in excess of $55 million up to $85 million; and (iii) 95% of losses in excess of $85 million up to $150 million in two layers. In addition, the Homeowners Quota Share Program was reduced from 85% to 75%, and all homeowners liability premium has been removed from this program. The provisional commission received from the reinsurers has been increased from 38.5% to 45%, and the occurrence limit has been removed completely. The Company believes that the 1998 property catastrophe program, coupled with the Homeowners Quota Share Program, provides adequate protection for the Company if catastrophic losses were to occur. The Company expects its costs for both the catastrophe and Homeowners Quota Share programs to be reduced by approximately $2 million in 1998 compared to 1997.

Pooling Arrangements
--------------------
     The Insurance Subsidiaries participate in intercompany pooling and expense sharing arrangements ("pool" or "pooling agreement"). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one Insurance Subsidiary from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. The pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best and Standard & Poor's.

     The pool participation percentage of each Insurance Subsidiary reflects the ratio of that subsidiary's policyholders' surplus to the Company's aggregate policyholders' surplus. The percentages are as follows:

                       SICA...............55.5%
                       SWIC...............21.5%
                       SISC................9.0%
                       SISE................7.0%
                       SINY................7.0%

 Through the pooling agreement, SICA assumes from the other Insurance Subsidiaries, net of applicable reinsurance, all of their combined premiums, losses, loss expenses and underwriting expenses and SICA cedes to the other Insurance Subsidiaries 44.5% of the Insurance Subsidiaries' combined premiums, losses, loss expenses and underwriting expenses. Through the pool, the Insurance Subsidiaries also share underwriting and administration expenses. Accounts are rendered within forty five days after the end of the calendar quarter and are settled within sixty days after the end of the calendar quarter. The pool may be terminated at the end of any calendar month by any Insurance Subsidiary giving ninety days prior notice of termination.

Reserves for Net Losses and Loss Expenses
-----------------------------------------
     For information about reserves for net losses and loss expenses, see (i) the section entitled "Analysis of reserves for losses and loss expenses" on pages 28 through 30, inclusive, of the 1997 Annual Report, (ii) the section entitled "Environmental reserves" on pages 31 through 32, inclusive, of the 1997 Annual Report and (iii) notes 15(a) and 17 to the Consolidated Financial Statements on pages 49 through 52 of the 1997 Annual Report, all of which are incorporated herein by reference.

Investments and Investment Policy
---------------------------------
     For information about investments and investment policy, see the section entitled "Investments" on pages 18 and 19, of the 1997 Annual Report, incorporated herein by reference.

Year 2000 Issues
----------------
     The Company presently expects to be Year 2000 compliant by the end of 1998. During 1996, the Company began its efforts to prepare its information systems for Year 2000 by evaluating its computer programs and systems and commencing revisions where necessary. Extensive testing of these revisions will commence in 1998. The impact of Year 2000 issues is uncertain, but the Company presently expects that Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     All states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers. Pursuant to these laws, the respective departments may examine the Parent and the Insurance Subsidiaries at any time, require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate and require prior approval or notice of certain transactions, such as dividends or distributions to the Parent from the Insurance Subsidiary domiciled in that state.

     NAIC Guidelines
     ---------------
     The Insurance Subsidiaries are subject to the general statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners ("NAIC"). The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The Insurance Subsidiaries have, in recent years, met all of the IRIS test ratios.

     NAIC rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. All of the states in which the Insurance Subsidiaries are domiciled, with the exception of New York, are accredited.

     The NAIC Model Act was adopted by the NAIC to, among other things, enhance the regulation of insurer insolvency. This act includes certain risk-based capital ("RBC") requirements for property and casualty insurance companies. These requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The NAIC Model Act measures the major areas of risk to which property and casualty insurers are exposed: (i) asset risk, which is the risk of default and decline in market value of assets; (ii) credit risk, which is the risk that ceded reinsurance and other receivables might not be collected;
(iii) underwriting risk, which is the risk that prices or reserves are inadequate; and (iv) off balance sheet risk, which includes excessive premium growth and contingent liabilities. Insurers having less total adjusted capital than required by the act are subject to varying degrees of regulatory action depending on the level of capital inadequacy.
     The model law establishes four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of an insurer's total adjusted capital, as defined in the model law, to its Authorized Control Level ("ACL"), as calculated under the model law, decreases. The first action level, the Company Action Level, requires an insurer to submit a comprehensive financial plan of corrective actions to the insurance regulators if total adjusted capital falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to take any action they deem necessary, including placing the insurer under regulatory control or rehabilitate or liquidate an insurer, in addition to the aforementioned actions if total adjusted capital falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to place the insurer under regulatory control if total adjusted capital falls below 70% of the ACL amount. Based upon the 1997 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Company Action Level, and the risk-based capital ratios are as follows:

                           SICA..............528%
                           SWIC..............604%
                           SISE..............578%
                           SISC..............589%
                           SINY..............502%

     Automobile Insurance Regulation
     -------------------------------
     During 1997, the Governor of New Jersey signed into law an insurance reform bill, this enacted law: (i) eliminates automatic approval of annual cost-of-living premium increases in favor of "expedited rate filings" of 3% or less, which do not require prior approval from the insurance commissioner;
(ii) prohibits insurers from non-renewing good drivers (defined as "no more than one at fault accident or four insurance point moving violations within a five-year period"); and (iii) eliminates the bad driver surcharge system in favor of a tier rating system. The Company does not presently believe these provisions will have a material effect on the Company's financial condition or results of operations.

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

     South Carolina insurance regulations currently require insurers to write all personal and certain commercial automobile coverage presented to them by drivers. Although the Company is required to write all new applications, the Company is able to cede up to 35% to the South Carolina Reinsurance Facility ("SCRF"). This ceding mechanism allows the Company to cede less desirable risks to the SCRF. The SCRF operates on a no-profit, no-loss basis through a surcharge on all automobile policies written in South Carolina. However, as a result of legislation enacted in July 1997, the SCRF will be abolished and replaced by a joint underwriting association ("JUA"). Effective March 1, 1999, the JUA will issue policies through association member companies to drivers unable to obtain coverage in the voluntary market. These member companies will share in the association's profits and losses. Beginning March 1, 1999, the Company may non-renew policies currently ceded to the SCRF.

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

     Excess Profits
     --------------
     There is an excess profits law in New Jersey which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to refund or credit to policyholders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance (the "New Jersey Department") each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year. If the Company's current profitability continues in its New Jersey personal automobile business, it may be possible that the Company will incur an excess profit premium refund obligation. The Company has considered the potential effect of such excess profits in establishing its reserves. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Homeowners Insurance Regulation
     -------------------------------
     The New Jersey Department regulations prohibit the cancellation or non-renewal of homeowners insurance policies for any underwriting reason or guideline which is arbitrary, capricious or unfairly discriminatory or without adequate notice to insured. Among the regulatory provisions to which the Company is subject are those designed to address problems in the homeowners property insurance marketplace. These mechanisms are designed to address perceived problems in the availability and affordability of such insurance. These mechanisms take two forms, voluntary and involuntary.
     Voluntary mechanisms such as the New Jersey Windstorm Market Assistance Program ("Program") generally do not result in assessments to the Company. The Program is designed to assist property owners in New Jersey coastal areas in obtaining homeowners insurance. The Company has the option to accept or decline to write insurance offered to it through the Program. If accepted by the Company, such business would be treated as would any other property business written by the Company.

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

     Legislative and Regulatory Proposals
     ------------------------------------
     The Governor of New Jersey and the State legislature are working to develop cost containment reforms to the private passenger automobile insurance system. In January 1998, a legislative Joint Committee of the New Jersey Senate and Assembly on Automotive Insurance Reform was empaneled to review several issues including: (i) reduction of policy limits to reduce premium cost; (ii) review of risk classification and rating; and (iii) reduction in fraud. The Company cannot presently predict the form or timing of any initiatives which will result from the committee deliberations, nor can the Company estimate the financial impact, if any, that such initiatives may have on the Company and its operations.

Competition
-----------
     The Company competes with other regional and national insurance companies, self-insurers and direct writers of insurance coverages. Many of these competitors are larger than the Company with greater economic resources. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas in which the Insurance Subsidiaries operate, particularly outside of New Jersey. The Company's competitors could undertake actions which could adversely affect the Company's underwriting results, such as pricing premiums more aggressively. The insurance industry continues to experience pricing competition, which has impacted the Company's commercial business. Selective will not abandon its underwriting business fundamentals to compete solely on the basis of price. In addition, because the Company's insurance products are marketed through independent insurance agencies, most of which represent more than one insurance company, the Company faces competition within each agency. However, the Company believes that the loss of any particular independent insurance agency would not have a material adverse effect on the Company's financial position and operating results.

     The Company believes that as a regional company it has certain competitive advantages over national companies in the states in which its insurance businesses are concentrated, including a closer relationship with its agents and a better knowledge of its operating territories. The Company believes that the branch offices, SBUs, AMSs and CMSs further enhance its relationship with agents and policyholders by enabling the Company to provide competitive service and underwriting.

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

     Developed several years ago in anticipation of growth in alternative market insurance solutions, the Company formed SelecTech to generate fee income by providing third party administration services for public entities that self-insure and use other means of alternative insurance. The services provided include, but are not limited to: claims administration, loss control, risk management and reinsurance.

     In 1997, the Company formed Selective Risk Managers to focus on business opportunities in alternative insurance markets and to lead underwriting and sales efforts for large accounts, self-insured, group and association business. While primarily focused on providing primary insurance or reinsurance on alternative market programs, Selective Risk Managers also generates fee income by collecting ceding commissions and placement fees.

Ratings
-------
     The Company is rated "A+" (Superior) by A.M. Best. Ratings by A.M. Best for the insurance industry range from "A++ (Superior)" to "F (in Liquidation)." According to A.M. Best, an insurer with an "A++" or "A+" rating has demonstrated superior overall performance. During 1997, A.M. Best reaffirmed the Company's A+ rating, which A.M. Best advised "reflects the Company's high-quality balance sheet, strong local market focus, continued improvement in operating results and strengthened capital position."

     According to A.M. Best, the objective of the rating system is to evaluate factors affecting the overall performance of an insurance company in order to provide an opinion of the company's financial strength, operating performance and ability to meet its obligations to policyholders. The procedures include quantitative and qualitative evaluations of the company's financial condition and operating performance. The quantitative evaluation is based on an analysis of each company's reported financial performance for at least the previous five fiscal years. These tests measure a company's performance in the areas of profitability, capitalization (leverage) and liquidity. A.M. Best also reviews the following qualitative data: (i) spread of risk; (ii) quality and appropriateness of reinsurance programs; (iii) quality and diversification of assets; (iv) adequacy of policy or loss reserves; (v) adequacy of surplus; (vi) capital structure; and (vii) management's experience and objectives.

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

     According to Standard & Poor's, a claims-paying ability rating represents its opinion of an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Claims-paying ability ratings are assigned by Standard & Poor's at the request of the insurer. Ratings are based on current information furnished by the insurer or obtained by Standard & Poor's from other sources it considers reliable and on extensive uantitative and qualitative analysis. The rating process also includes meetings with the insurer's management. Standard & Poor's does not perform an audit in connection with any rating and may rely on unaudited financial information.

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

Item 2  Properties.
     Information required under this item is incorporated herein by reference to the sections entitled "Subsidiaries," "Region Offices," "Field Underwriting Office," "Information Systems Offices" and "Properties" on page 57 of the 1997 Annual Report. The Company's facilities are substantially fully utilized and are adequate for the conduct of the Company's business.

Item 3. Legal Proceedings.
     Information required under this item is incorporated herein by reference to note 15(a) to the consolidated financial statements on pages 49 and 50 of the 1997 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.
     None


                                PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
     Information required under this item regarding the principal market on which the Company's common stock is traded and the number of holders thereof is incorporated herein by reference to the section entitled "Common Stock Information" on page 57 of the 1997 Annual Report.

     Information required under this item regarding the price range of the Company's common stock and frequency and amount of dividends is incorporated herein by reference to the section entitled "Quarterly Financial Information" on page 53; and the section entitled "Financial condition; liquidity and capital resources" on page 26 up to the second full paragraph on page 27 of the 1997 Annual Report.

Item 6. Selected Financial Data.
     Information required under this item is incorporated herein by reference to page 20 and the first column and related notes on page 21 of the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Information required under this item is incorporated herein by reference to the section entitled "Results of operations" on pages 22 through to the fifth full paragraph on page 26; the section entitled "Federal Income Taxes" on page 26; the section entitled "Impact of inflation" on page 32; and the section entitled "Financial condition; liquidity and capital resources" on pages 26 through to the fifth full paragraph on page 28, of the 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
     The consolidated financial statements and supplementary data of the Company are incorporated herein by reference to pages 33 through 52, inclusive, of the 1997 Annual Report. An index to the consolidated financial statements is contained in Item 14 (a)(1) of this report, and the Quarterly Financial Information is incorporated herein by reference to page 53 of the 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None


                                PART III
     The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 1997 Annual Meeting of Stockholders, which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant.
     Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Candidates," "Continuing Directors" and "Notes to Table of Candidates and Continuing Directors" in the Proxy Statement, (ii) "Executive
Compensation and Other Information   Executive Officers of the Company" and
(iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation.
     Incorporated herein by reference to the sections entitled: (i) "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Report of the Selective Insurance Group, Inc. Salary and Employee Benefits Committee" in the Proxy Statement and (ii) "Summary Compensation Table," "Footnotes to Summary Compensation Table," "Stock Options and Stock Appreciation Rights," "Options and SAR Exercises and Holdings," "Pension Plans" in the Proxy Statement.


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

                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of (or incorporated by reference) in this report:

(1)  Consolidated financial statements:

     The consolidated financial statements of the Company, with Independent Auditors' Report thereon, listed below are incorporated herein by reference to pages 33 through 53, inclusive, of the 1997 Annual Report.
                                                                    1997
                                                                    Annual
                                                                    Report
                                                                    Page

     Independent Auditors' Report....................................   33

     Consolidated Balance Sheets at December 31, 1997 and 1996.......   34

     Consolidated Statements of Income for the years
     ended December 31, 1997, 1996 and 1995..........................   35

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995............   36

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995..........................   37

     Notes to Consolidated Financial Statements......................38-52


(2)  Financial statement schedules:

     The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                     Form
                                                                     10-K
                                                                     Page

     Independent Auditors' Report.................................    22

     Schedule I   Summary of Investments - Other than
                  Investments in Related Parties at
                  December 31, 1997...............................    23

     Schedule II  Condensed Financial Information of
                  Registrant at December 31, 1997
                  and 1996, and for the years ended
                  December 31, 1997, 1996 and 1995.............    24-26

     Schedule III Supplementary Insurance Information
                  for the years ended December 31,
                  1997, 1996 and 1995..........................    27-29

     Schedule IV  Reinsurance for the years ended
                  December 31, 1997, 1996 and 1995................    30

     Schedule V   Allowance for Uncollectible Premiums
                  and Other Receivables for the years
                  ended December 31, 1997, 1996 and 1995..........    31

     Schedule VI  Supplemental Information for the
                  years ended December 31, 1997, 1996
                  and 1995........................................    32


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

                        Independent Auditors' Report
                        ----------------------------



The Board of Directors and Stockholders
Selective Insurance Group, Inc.


Under date of January 22, 1998, we reported on the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                 /s/KPMG Peat Marwick LLP
New York, New York
January 22, 1998

SCHEDULE I



       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                           December 31, 1997


Type of investment                Cost or         Fair         Carrying
(in thousands)                 amortized cost     value         amount

Debt securities:
Held-to-maturity:
  U.S. government and government
   agencies                    $   15,569        16,135        15,569
  Obligations of states and
   political subdivisions         357,380       372,182       357,380
  Mortgage-backed securities       37,220        37,934        37,220
Total debt securities,          ---------     ---------     ---------
  held-to-maturity                410,169       426,251       410,169

Available-for-sale:
  U.S. government and government
    agencies                      149,038       153,736       153,736
  Obligations of states and
    political subdivisions        291,210       306,020       306,020
  Corporate securities            489,329       503,524       503,524
  Asset-backed securities          41,060        41,472        41,472
  Mortgage-backed securities       38,423        39,638        39,638
Total debt securities,          ---------     ---------     ---------
  available-for-sale            1,009,060     1,044,390     1,044,390

Equity securities, available-for-sale:
Common stocks:
  Public utilities                  2,573         6,515         6,515
  Banks, trust and insurance
    companies                      26,100        31,625        31,625
  Industrial, miscellaneous
    and all other                  91,929       184,133       184,133
Total equity securities,        ---------     ---------     ---------
  available-for-sale              120,602       222,273       222,273

Short-term investments             28,781        XX,XXX        28,781
Other investments                  20,077        XX,XXX        20,077
                                ---------     ---------     ---------
Total investments              $1,588,689        XX,XXX     1,725,690
                                =========     =========     =========

SCHEDULE II
                      SELECTIVE INSURANCE GROUP, INC.
                           (Parent Corporation)
                              Balance Sheets


(dollars in thousands)                                  December 31,
                                                   1997              1996
----------------------------------------------------------------------------
Assets
------
Equity securities, available-for-sale
   - at fair value (cost: $2,471)            $    2,585             2,468
Debt securities, available-for-sale
at fair value (amortized cost: $25,215)          24,587                -
Short-term investments                              347             5,287
Cash                                                 45                27
Investment in subsidiaries                      650,298           571,539
Current Federal income tax                          774                -
Deferred Federal income tax                       4,203             2,928
Other assets                                      1,676               852
                                                -------           -------
Total assets                                 $  684,515           583,101
                                                =======           =======
Liabilities and Stockholders' Equity
------------------------------------
Convertible subordinated debentures          $    6,845             6,912
Notes payable                                    89,714            96,857
Short-term debt                                  17,400                -
Current Federal income tax                           -                488
Other liabilities                                 5,240             4,545
                                                -------           -------
Total liabilities                               119,199           108,802
                                                -------           -------
Stockholders' equity:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
  Issued: 36,363,856   1997;
  35,822,174   1996                              72,728            71,644
Additional paid-in capital                       30,450            18,060
Net unrealized gains on securities,
  available-for-sale, net of deferred
  income tax effect                              89,051            52,728
Retained earnings                               439,811           386,601
Treasury stock   at cost
  (shares: 7,097,462   1997;
  6,733,262   1996)                             (59,785)          (50,680)
Deferred compensation expense and notes receivable
   from stock sales                              (6,939)           (4,054)
                                                -------           -------
Total stockholders' equity                      565,316           474,299
                                                -------           -------
Total liabilities and stockholders' equity   $  684,515           583,101
                                                =======           =======

Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1997 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                             (Parent Corporation)
                             Statements of Income

(in thousands)                                  Year ended December 31,
                                              1997       1996       1995
--------------------------------------------------------------------------
Revenues:
Dividends from subsidiaries               $  35,891     28,006     13,483
Net investment income earned                  1,657        548        429
Miscellaneous income                             34         22         44
                                             ------     ------     ------
                                             37,582     28,576     13,956
                                             ------     ------     ------
Expenses:
Interest                                      9,592      9,185      9,297
Deferred compensation expense                 2,865      1,106      1,595
Other operating                               1,379        301        433
                                             ------     ------     ------
                                             13,836     10,592     11,325
                                             ------     ------     ------

Income before Federal income tax
  and equity in undistributed income of
  subsidiaries                               23,746     17,984      2,631
                                             ------     ------     ------

Federal income tax benefit:
Current                                      (2,660)    (3,012)    (3,289)
Deferred                                     (1,096)      (326)      (220)
                                             ------     ------     ------
                                             (3,756)    (3,338)    (3,509)
                                             ------     ------     ------

Income before equity in undistributed
  income of subsidiaries, net of tax         27,502     21,322      6,140
Equity in undistributed income of
  subsidiaries, net of tax                   42,106     34,229     46,902
                                             ------     ------     ------
Net income                                 $ 69,608     55,551     53,042
                                             ======     ======     ======


Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1997 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                            (Parent Corporation)
                         Statements of Cash Flows

(in thousands)                                Year ended December 31,
                                            1997        1996        1995
--------------------------------------------------------------------------
Operating Activities:

Net income                             $   69,608      55,551      53,042
                                           ------      ------      ------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Equity in undistributed income of
  subsidiaries, net of tax                (42,106)    (34,229)    (46,902)
Increase (decrease) in net Federal
  income tax                               (2,357)       (618)        792
Other, net                                  2,704         389         900
                                           ------      ------      ------
Net adjustments                           (41,759)    (34,458)    (45,210)
                                           ------      ------      ------
Net cash provided by operating
  activities                               27,849      21,093       7,832
                                           ------      ------      ------

Investing Activities:
Purchase of equity securities,
  available-for-sale                         -            -        (2,471)
Purchase of debt securities,
 available-for-sale                       (25,182)        -            -
                                           ------      ------      ------
                                          (25,182)        -        (2,471)
                                           ------      ------      ------

Financing Activities:
Proceeds from short-term debt              17,400         -            -
Principal payment on note payable          (7,143)     (7,143)         -
Capital contributions to subsidiaries        -            -            (3)
Dividends to stockholders                 (16,398)    (16,268)    (15,996)
Acquisition of treasury stock              (9,105)     (4,251)       (285)
Net proceeds from issuance of
  common stock                             13,407       7,959       7,104
Increase in deferred compensation
  expense and notes receivable from
  stock sale                               (5,750)     (2,915)     (1,686)
Net cash used in financing activities      ------      ------      ------
                                           (7,589)    (22,618)    (10,866)
                                           ------      ------      ------
Net decrease in cash and
  short-term investments                   (4,922)     (1,525)     (5,505)
Cash and short-term investments at
  beginning of year                         5,314       6,839      12,344
Cash and short-term investments at         ------      ------      ------
  end of year                           $     392       5,314       6,839
                                           ======      ======      ======




Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and Consolidated Subsidiaries in the 1997 Annual Report.

SCHEDULE III
           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1997

                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   73,800        784,108        233,688       465,846

Personal                24,310        247,775        108,889       210,442

Other                     -             5,089           -              (20)

Reinsurance recoverable
  on unpaid loss
  and loss expenses       -           124,197           -             -

Prepaid reinsurance
  premiums                -              -            31,189          -

Interest and general
  corporate expenses      -              -              -             -
                        ------      ---------        -------       -------
Total                  $98,110      1,161,169        373,766       676,268
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1997

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   311,442        132,922         32,753      472,460

Personal                149,963         40,394          9,491      245,178

Other                       (23)            -             607          (20)

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         13,769            -
                        -------        -------         ------       -------
Total               $   461,382        173,316         53,620       717,618
                        =======        =======         ======       =======



NOTE: A meaningful allocation of net investment income of $100,530 and net realized gains on investments of $6,021 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

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

Reinsurance recoverable
  on unpaid loss
  and loss expenses
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
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1996

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   338,043        134,430         28,195      475,104

Personal                157,654         45,246         10,651      217,167

Other                       (32)            -              15          (32)

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         10,646            -
                        -------        -------         ------       -------
Total               $   495,665        179,676         49,507       692,239
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

         SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                    SUPPLEMENTARY INSURANCE INFORMATION
                       Year ended December 31, 1995

                           Losses      Amortization
Segment           Net      and loss    of deferred    Other      Net
                  premiums expenses    policy acqui-  operating  premiums
(in thousands)    earned   incurred    sition costs   expenses   written
-------------------------------------------------------------------------
Commercial      $ 521,196   366,936       137,981       29,172   535,050

Personal          221,587   161,935        48,533       10,157   221,935

Other                  34        30           -0-           17        36

Interest and
  general corporate
  expenses              -         -             -       11,909         -
                  -------   -------       -------       ------   -------
Total           $ 742,817   528,901       186,514       51,255   757,021
                  =======   =======       =======       ======   =======

NOTE: A meaningful allocation of net investment income of $91,640 and net realized gains on investments of $900 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

SCHEDULE IV
        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                               REINSURANCE
                Years ended December 31, 1997, 1996 and 1995

                                                                     % of
                                     Ceded to    Assumed             amount
                             Gross   other       from other   Net    assumed
(in thousands)               amount  companies   companies    amount  to net
-----------------------------------------------------------------------------

1997

Premiums earned:
Accident and health ins.   $     297       -           -          297      -
Property and liability ins.  739,647  84,384      20,708      675,971    3.1
                             -------  ------      ------      -------
Total premiums earned      $ 739,944  84,384      20,708      676,268    3.1
                             =======  ======      ======      =======


1996

Premiums earned:
Accident and health ins.  $      799       -           -          799     -
Property and liability ins.  760,557  95,765      29,356      694,148    4.2
                             -------  ------      ------      -------
Total premiums earned     $  761,356  95,765      29,356      694,947    4.2
                             =======  ======      ======      =======


1995

Premiums earned:
Accident and health ins.  $    1,925       -           -        1,925     -
Property and liability ins.  785,773  94,429      49,548      740,892    6.7
                             ------- -------      ------      -------
Total premiums earned  $     787,698  94,429      49,548      742,817    6.7
                             ======= =======      ======      =======

SCHEDULE V

        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
          ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
               Years ended December 31, 1997, 1996 and 1995

(in thousands)
----------------------------------------------------------------------------
                                     1997            1996            1995

Balance, January 1             $    3,302           3,450           2,501

Additions                           2,331           3,502           2,847

Deletions                          (2,577)         (3,650)         (1,898)
                                    -----           -----           -----
Balance, December 31           $    3,056           3,302           3,450
                                    =====           =====           =====

SCHEDULE VI

       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                          SUPPLEMENTAL INFORMATION
                Years ended December 31, 1997, 1996 and 1995


                              Losses and loss expenses
                                incurred related to              Paid
Affiliation with Registrant     (1)               (2)            losses
                              current            prior           and loss
(in thousands)                 year              years           expenses
---------------------------------------------------------------------------

Consolidated Property/
  Casualty Subsidiaries:

  Year ended Dec. 31, 1997    $471,506         (10,124)          463,995

  Year ended Dec. 31, 1996    $504,843          (9,178)           454,763

  Year ended Dec. 31, 1995    $516,219          12,682           418,072




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


SELECTIVE INSURANCE GROUP, INC.



By: /s/ James W. Entringer           March 27, 1998
    -------------------------------
    James W. Entringer, Chairman of
    the Board and Chief Executive Officer

By: /s/ Gregory E. Murphy            March 27, 1998
    -------------------------------
    Gregory E. Murphy, President and
    Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ James W. Entringer           March 27, 1998
    -------------------------------
    James W. Entringer, Chairman of
    the Board and Chief Executive Officer



By: /s/ Gregory E. Murphy            March 27, 1998
    -------------------------------
    Gregory E. Murphy, President and
    Chief Operating Officer

By: /s/ David B. Merclean            March 27, 1998
    -------------------------------
    David B. Merclean, Senior Vice
    President and Chief Financial Officer


By: /s/ A. David Brown               March 27, 1998
    -------------------------------
    A. David Brown, Director



By: /s/ William A. Dolan, II         March 27 1998
    -------------------------------
    William A. Dolan, II, Director




By: /s/ William C. Gray, D.V.M.      March 27, 1998
    -------------------------------
    William C. Gray, D.V.M., Director



By: /s/ C. Edward Herder             March 27, 1998
    -------------------------------
    C. Edward Herder, Director



By: /s/ Frederick H. Jarvis          March 27, 1998
    -------------------------------
    Frederick H. Jarvis, Director



By: /s/ William M. Kearns,Jr.        March 27, 1998
    -------------------------------
    William M. Kearns, Jr., Director



By: /s/ Joan Lamm-Tennant, Ph.D.      March 27, 1998
    -------------------------------
    Joan Lamm-Tennant, Ph.D.
    Director



By: /s/ S. Griffin McClellan, III    March 27, 1998
    -------------------------------
    S. Griffin McClellan, III
    Director



By: /s/ William M. Rue               March 27, 1998
    -------------------------------
    William M. Rue, Director



By: /s/ Thomas D. Sayles, Jr.        March 27, 1998
    -------------------------------
    Thomas D. Sayles, Jr.
    Director



By: /s/ J. Brian Thebault            March 27, 1998
    -------------------------------
    J. Brian Thebault, Director







PAGE

                               EXHIBIT INDEX

 *   Exhibits included within this 10-K Filing
 P   Paper filing under cover of Form SE

Exhibit
Number
-------
 2 Agreement and Plan of Merger, dated as of March 27, 1992, among Selective Insurance Group, Inc., Niagara Acquisition Co., Niagara Exchange Corporation, Riedman Corporation, PSCO Partners Limited Partnership, PSCO Bermuda Partners, PSCO Fund Limited and Charles
         J. Clauss (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 30, 1992, filed with the Securities Exchange Commission on April 7, 1992, File No. 0-8641.)

*3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended through November 6, 1997, filed herewith.

 3.2 The Company's By-Laws, adopted on August 26, 1977, amended through May 1, 1992 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 4.1 The form of Indenture dated December 29, 1982, between the Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee relating to the Company's 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated herein by reference to Exhibit
         4.3 to the Company's Registration Statement on Form S-3
         No. 2-80881).

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

 10.2 Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

 10.3 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File
         No. 0-8641).

 10.4 The Company's Stock Option Plan as amended through May 6, 1988 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 33-22450).

 10.5 Directors' Plan. A retirement and total and permanent disability plan for directors as amended through May 5, 1989 (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File
         No. 0-8641).

*10.6 Resolutions adopted by the Selective Insurance Group, Inc. Board of Directors on December 31, 1997 with respect to the Directors' Plan in Exhibit 10.5 above, filed herewith.

 10.7 Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).


PAGE


 10.8    The Company's 1987 Employee Stock Purchase Savings Plan
         (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.9 Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan in Exhibit 10.8 above (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

 10.10 The Selective Insurance Rewards Program adopted January 1, 1994, which replaced the Annual Incentive Compensation Plan
         (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 10.11 The Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agents as amended through December 1, 1995 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.12 The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended through November 1, 1991 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-36368).

 10.13 Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated herein by reference to Exhibits 4.1 to the Company's Registration Statement on Form S-8 No. 33-37501).

 10.14 The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10465).

*10.15 SIGI Acquisition Company LLC Limited Liability Company Agreement, filed herewith

 10.16   Employment, Termination and Severance Agreements.

 10.16a Employment Agreement with James W. Entringer, dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.16b Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.16a above (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

 10.16c Employment Agreement with Dominic J. Addesso , dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.16d Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.16(c) above (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-8641).

 10.16e Employment Agreement with Thornton R. Land , dated September 1, 1993, as amended (incorporated herein by reference to Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.16f Amendment, dated September 1, 1996, to the Employment Agreement in Exhibit 10.16e above (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).



PAGE



 10.16g Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.16h Employment Agreement with Donald E. Williams, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.16i Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated herein by reference to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.16j Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

 10.16k Form of Termination Agreement, between the Company and each of Messrs. Entringer, Addesso and Land, as amended (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

 10.16l Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.16m Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Donald E. Williams (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.16n Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree (incorporated herein by reference to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.16o Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

 10.16p Severance agreement with Walter H. Hallowell, dated July 12, 1994 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

 10.17   Property Reinsurance Contracts.

*10.17a New Jersey Homeowners Quota Share Treaty between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, and Selective Insurance Company of New York and various insurance and/or reinsurance companies (Contract No. 3645-24), filed herewith.

*10.17b Property Catastrophe Excess of Loss Reinsurance Contract between various insurance and/or reinsurance companies and/or underwriting members of Lloyd's and Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina and Selective Insurance Company of New York, filed herewith.


PAGE



 10.17c Property Per Risk Reinsurance Agreement between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Selective Insurance Company of New York, and American Re-Insurance Company and/or St. Paul Reinsurance Management Corporation (Contract No. 3525-0087), (incorporated herein by reference to Exhibit 10.14g to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
         No. 0-8641).

 10.18   Casualty Reinsurance Contracts.

 10.18a Casualty Excess of Loss Reinsurance Agreement between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Selective Insurance Company of New York and various insurance and/or reinsurance companies (Contract No. 3525-0090), (incorporated herein by reference to Exhibit 10.15g to the Company's Annual Report on Form 10K for the year ended December 31, 1996, File No. 0-8641).

 10.19 Form of Note Purchase Agreement dated as of November 15, 1992 with respect to Selective Insurance Group, Inc. 7.84% Senior Notes due November 15, 2002 (incorporated herein by reference to Exhibit 99.1 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-30833).

 10.20 Form of Note Purchase Agreement dated as of August 1, 1994 with respect to Selective Insurance Group, Inc. 8.77% Senior Notes due August 1, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's Post-Effective Amendment No. 1 to the
         Registration Statement on Form S-3, No. 33-30833).

 10.21 Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q fourth quarter ended March 31,1997, File No. 0-8641).

 10.22 Amendment, dated June 30, 1997, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.21 above, (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

 10.23 Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank as amended through June 30, 1997, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

*11      Computation of earnings per share, filed herewith.

*13 Portions of the 1997 Annual Report to Stockholders incorporated by reference into this Form 10-K, filed herewith.

*21      Subsidiaries of Selective Insurance Group, Inc., filed herewith.

*23      Consent of Independent Auditors, filed herewith.

*27      Financial Data Schedule, filed herewith.

P28 Combined 1997 statutory Schedule P for the Selective Insurance Group (information from reports furnished to state insurance regulatory authorities, filed concurrently herewith under cover of Form SE).