Form 10-Q
period 1998-03-31
SELECTIVE INSURANCE GROUP INC
filed 1998-05-15
CIK 230557

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..........March 31, 1998............

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


Common stock, par value $2 per share, outstanding as of April 30, 1998:
                                                       29,554,543

                       PART I   FINANCIAL INFORMATION
                       ==============================

Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands)
                                                 (unaudited)

ASSETS                                             March 31       December 31
------                                               1998            1997
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $423,641-1998; $426,251-1997).........   $     409,165        410,169
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,010,436-1998; $1,009,060-1997).....       1,045,618      1,044,390
Equity securities, available-for-sale -
     at fair value (cost of
     $129,877-1998; $120,602-1997).........         254,822        222,273
Short-term investments
     (at cost which approximates fair value)         16,105         28,781
Other investments  - at fair value.........          20,665         20,077
                                                  ---------      ---------
   Total investments ......................       1,746,375      1,725,690

Cash.......................................           6,373          5,017
Interest and dividends due or accrued .....          22,565         23,474
Premiums and other receivables.............         210,110        196,786
Reinsurance recoverable on paid losses
     and loss expenses.....................           9,781         11,088
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         136,788        124,197
Prepaid reinsurance premiums...............          25,425         31,189
Deferred Federal income tax................               -          6,489
Real estate, furniture and equipment.......          47,092         45,465
Deferred policy acquisition costs..........         103,500         98,110
Excess of cost over fair value of net
     assets acquired.......................          17,001         17,337
Other assets...............................          28,080         21,349
                                                  ---------      ---------
   Total assets............................   $   2,353,090      2,306,191
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $     997,753        984,393
Reserve for loss expenses..................         177,161        176,776
Unearned premiums..........................         383,910        373,766
Convertible subordinated debentures........           6,819          6,845
Short-term debt ...........................          15,500         17,400
Notes payable..............................          89,714         89,714
Current Federal income tax.................           4,361          1,747
Deferred Federal income tax................           2,321              -
Other liabilities .........................          80,823         90,234
                                                  ---------      ---------
   Total liabilities.......................       1,758,362      1,740,875
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
Issued: 36,655,379-1998; 36,363,856-1997 ..          73,311         72,728
Additional paid-in capital.................          35,618         30,450
Accumulated other comprehensive income - net
     unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................         104,083         89,051
Retained earnings..........................         451,640        439,811
Treasury stock - at cost
     (shares: 7,115,075-1998; 7,097,462-1997)       (60,245)       (59,785)
Deferred compensation expense and notes
receivable from stock sales................          (9,679)        (6,939)
                                                  ---------      ---------
   Total stockholders' equity .............         594,728        565,316
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,353,090      2,306,191
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income
                                (unaudited)



(in thousands, except per share data)

                                              Three months ended
                                                   March 31
                                                1998      1997
                                               ------    ------
Revenues:
--------
Net premiums written....................    $  188,464   175,184
Net increase in unearned premiums and
     prepaid reinsurance premiums ......       (15,908)   (4,603)
                                               -------   -------
Net premiums earned ....................       172,556   170,581
Net investment income earned............        25,108    24,432
Net realized gains......................         1,081       978
Other income............................         2,191     1,175
                                               -------   -------
   Total revenues.......................       200,936   197,166
                                               -------   -------

Expenses:
--------
Losses incurred ........................       104,206    99,541
Loss expenses incurred..................        17,333    19,063
Policy acquisition costs................        54,614    51,653
Dividends to policyholders..............         1,014     1,205
Interest expense........................         2,276     2,286
Other expenses..........................         1,553     1,888
                                               -------   -------
   Total expenses.......................       180,996   175,636
                                               -------   -------

Income before Federal income tax                19,940    21,530
                                               -------   -------

Federal income tax expense:
Current.................................         3,268     3,458
Deferred................................           716     1,371
                                               -------   -------
   Total Federal income tax
     expense............................         3,984     4,829
                                               -------   -------

Net income..............................    $   15,956    16,701
                                               =======   =======

Earnings per share:
------------------
   Basic................................    $     0.55      0.58

   Diluted .............................    $     0.50      0.55

Dividends to stockholders...............    $     0.14      0.14

See accompanying notes to unaudited consolidated financial statements.

                    SELECTIVE INSURANCE GROUP, INC.
                  Consolidated Statements of Cash Flows
                               (unaudited)
                                                Quarter ended March 31
(in thousands)                                     1998       1997
                                                   ----       ----

Operating Activities
--------------------
Net income ................................  $    15,956     16,701
                                                  ------     ------
Adjustments to reconcile net income to
  net cash provided by operating activities:
Decrease in interest and dividends due or
  accrued .................................          909      1,318
Increase in premiums and other receivables.      (13,324)    (7,181)
Decrease (increase) in reinsurance recoverable
  on paid losses and expenses .............        1,307     (2,693)
Increase (decrease)in reserves for losses and
  loss expenses, net of reinsurance recoverable
  on unpaid losses and loss expenses.......        1,154     (3,982)
Increase in unearned premiums and prepaid
  reinsurance premiums.....................       15,908      4,603
Increase in net Federal income tax payable.        3,330      2,579
Increase in deferred policy acquisition costs     (5,390)    (2,450)
Depreciation and amortization..............        2,239      1,904
Net realized gains on investments .........       (1,081)      (978)
Other - net ...............................      (17,664)   (11,255)
                                                  ------     ------
Net adjustments ...........................      (12,612)   (18,135)
                                                  ------     ------
Net cash provided by (used in)
  operating activities.....................        3,344     (1,434)
                                                  ------     ------
Investing Activities
--------------------

Purchase of debt securities, held-to-maturity    (12,682)    (8,980)
Purchase of debt securities,
  available-for-sale ......................      (32,913)   (59,632)
Purchase of equity securities,
  available-for-sale ......................      (11,056)    (2,270)
Sale of debt securities, available-for-sale        4,276     16,001
Redemption and maturities of debt securities,
  held-to-maturity ........................       13,692     13,479
Redemption and maturities of debt securities,
  available-for-sale ......................       27,536      5,173
Sale of equity securities, available-for-sale      2,784      2,257
Proceeds of other investments .............           11        196
Increase in net payable from security
  transactions ............................          904      2,810

Net additions to real estate, furniture and
  equipment ...............................       (3,094)      (814)
                                                  ------     ------
Net cash used in investing activities .....  $   (10,542)   (31,780)
                                                  ------     ------

Financing Activities
--------------------

Dividends to stockholders .................  $    (4,127)    (4,101)
Acquisition of treasury stock .............         (460)      (654)
Principal (payment) proceeds from
  short-term debt .........................       (1,900)    35,000
Net proceeds from issuance of common stock.        5,726      5,567
Increase in deferred compensation expense and
  proceeds received on notes receivable from
  stock sales .............................       (3,361)    (4,258)
                                                  ------     ------
Net cash (used in) provided by financing
  activities ..............................       (4,122)    31,554
                                                  ------     ------
Net decrease in short-term investments and cash  (11,320)    (1,660)
Short-term investments and cash at beginning
  of year..................................       33,798     40,022
                                                  ------     ------
Short-term investments and cash at end
  of period ...............................  $    22,478     38,362
                                                  ======     ======
Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest ..................................  $     2,971      2,368
Federal income tax ........................          654      2,250

Supplemental schedule of non-cash financing activity:
----------------------------------------------------

Conversion of convertible subordinated
  debentures ..............................           26         30







See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

1.  Basis of Presentation
    ---------------------
The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Adoption of Accounting Policies
    -------------------------------
During the first quarter of 1998, the Company adopted the following accounting policies:

(a) The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and when such costs incurred should and should not be capitalized. SOP 98-1 is effective for all fiscal years beginning after December 15, 1998. The provisions of SOP 98-1 should be applied to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the statement. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

(b) Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB 130"), was adopted during the first quarter of 1998. FASB 130 requires the Company to report total comprehensive income in condensed financial statements of interim periods.

The following is a presentation of the Company's total comprehensive income for the quarters ended March 31, 1998 and 1997.

(in thousands)                              Quarter ended March 31

                                           1998                1997
                                           ----                ----
Net income                              $ 15,956              16,701
                                          ------              ------
Other comprehensive income (loss),
  net of tax:
   Unrealized holding gains (losses)
   arising during period on available-for-
   sale securities, net of tax            15,735              (7,929)

   Less: reclassification adjustment for
   realized gains, net of tax, included
   in net income                            (703)               (636)
                                          ------              ------
Other comprehensive income (loss),
   net of tax                             15,032              (8,565)
                                          ------              ------
Total comprehensive income              $ 30,988               8,136
                                          ======              ======

3.  Reinsurance
    -----------

The following is a table of assumed and ceded amounts by income statement caption:
                                            Quarter ended March 31
(in thousands)                                 1998        1997
-------------------------------------------------------------------------
Net premiums written:
    Assumed                                $   6,435       7,687
    Ceded                                    (14,663)    (18,230)

Net premiums earned:
    Assumed                                $   5,474       5,795
    Ceded                                    (20,427)    (20,526)

Losses incurred:
    Assumed                                $   4,826       3,121
    Ceded (1)                                (15,968)     (3,423)

Loss expenses incurred:
    Assumed                                $     480         489
    Ceded                                       (958)       (384)


 (1) The increase in ceded losses incurred for the first quarter of 1998 mainly reflected flood claims, in 1998, which generated reinsurance loss recoveries in the first quarter of 1998 of $7 million. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer of this type of insurance and bears no risk of policyholder loss.

4.  Lines of Credit
    ---------------
At March 31, 1998 and March 31, 1997, there was $15.5 million and $35 million, respectively, of short-term debt outstanding under the two lines of credit that the Company has available; the weighted average interest rate on these borrowings was 5.9% and 5.5% for the respective periods.

5.  Stock Split
    -----------
All per share data presented has been adjusted for the 2 for 1 split of Selective's common stock declared October 28, 1997 and effective
December 1, 1997. In addition, all other amounts presented have been adjusted, where applicable, to reflect the 2 for 1 stock split.


6.  Reclassifications
    -----------------
Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

Forward-looking statements
--------------------------
     This quarterly report on Form 10-Q contains certain statements that are not historical facts and are considered "forward-looking statements"
(as defined in the Private Securities Litigation Act of 1995), which can be identified by terms such as "believes," "expects," "intends," "may," "will," "should," "anticipates," the negatives thereof, or by discussion of strategy, goals and/or future expectations. Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as a result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.


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

Results of Operations
---------------------
Comparison of First Quarter of 1998 to First Quarter of 1997
------------------------------------------------------------
Revenues
--------
Net premiums written for the first quarter of 1998 increased 8%, or $13 million, over the same period in 1997. This growth reflected an increase of 10%, or $11 million, of net premiums written in the commercial Strategic Business Units ("SBU"), and a modest increase of 3%, or $2 million, in the personal lines SBU net premiums. The 8% increase in net premiums written recorded for the first quarter of 1998 translated into a modest increase in total net premiums earned of 1%, or $2 million, in the first quarter of 1998 compared to the same period in 1997.

The increase in commercial SBUs net premiums written in the first quarter of 1998 was in all commercial SBUs except for public entities. This increase reflected $41 million of net premiums written from new business in the commercial SBUs for the quarter ended March 31, 1998, a 43% increase compared to the same period in 1997. This growth in new business was primarily due to an increase in staffing of field underwriters (the key contact between the independent agent and the Company) and the Company's Midwestern expansion. The additional new business premiums written were offset primarily by: (i) rate reductions and credits of approximately
$6 million due to competition and improving loss trends; (ii) a reduction in renewal premiums of $4 million due to agency terminations; and (iii) a reduction in some existing business due to the current competitive conditions, re-evaluation of certain underwriting risks, and other factors.

The $2 million increase in the personal lines SBU net premiums written in the first quarter of 1998 reflected the reduction in the New Jersey Homeowners Quota Share Reinsurance Program from 85% to 75% and the removal of all homeowners liability premium from this program. These changes resulted in a $6 million increase in homeowners net premiums written ($4 million of which was due to a one-time adjustment reflecting the buy out of the ceded reinsurance unearned premium reserves from the previous year program). This increase was partially offset by a reduction in personal automobile net premiums written of $4 million mainly in New Jersey due to a reduction in existing business resulting from competition and re-evaluation of certain underwriting risks.

Net investment income earned for the first quarter of 1998 increased 3%, or $.7 million, over the same period in 1997. The modest increase was derived primarily from investments which generate income, in part, from changes in market value. In addition, investments acquired from cash provided by operating activities during 1997 generated additional 1998 investment income. The growth in investment income was partially offset by redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace during the first quarter of 1998 and throughout 1997. These factors reduced the Company's overall annualized investment yield for the quarter to 5.9% for 1998, down from 6.1% for the same period in 1997.



Expenses
--------
The ratio of losses and loss expenses incurred to net premiums earned for the first quarter of 1998 was 70.5%, compared to 69.5% for the first quarter of 1997. The first quarter of 1998 loss and loss expense ratio included
1998 ice storm damage claims which primarily impacted the habitational and recreational, mercantile and service, and personal lines SBUs. These weather-related claims, in excess of $1 million, increased the loss and loss expense ratio by .7 points for the first quarter of 1998.

Overall, the commercial SBUs loss and loss expense ratio increased by
 .9 points. This .9 point increase included .7 points of 1998 ice storm damage claims. Excluding the effects of the 1998 weather-related claims, the commercial SBUs loss and loss expense ratio increased by .2 points. This increase is attributable to unfavorable results in the commercial automobile line of insurance in most of the SBUs, which increased the total commercial SBUs loss and loss expense ratio by 3.4 points. The adverse results in this line of insurance were mainly due to a few severe claims and a slight increase in frequency of claims. The Company has been reviewing this line of insurance, which include pricing analysis, loss control and in some cases re-evaluating risk selection. Partially offsetting the commercial automobile results were improvements in the general liability and commercial property lines of insurance in most of the commercial SBUs.

The personal lines SBU loss and loss expense ratio increased by 1.6 points. This 1.6 point increase included .7 points of 1998 ice storm damage claims. Excluding the impact of the 1998 weather-related storms, the personal lines SBU loss and loss expense ratio increased mainly due to a few severe personal automobile claims during the first quarter of 1998.

There is an excess profits law in New Jersey, which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to refund or credit to policyholders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year.

For the three-year period ended December 31, 1997, the Company does not believe it will incur an obligation to make an excess profit premium refund. However, if the Company's current profitability continues in its New Jersey personal automobile business, it may be possible that the Company will incur an excess profit premium refund obligation in the future. The Company considers the potential effect of such excess profits in establishing its reserves.

The New Jersey legislature has proposed personal automobile insurance reform legislation which, if enacted, will be effective as of January 1, 1999. The Company presently anticipates the legislative proposal will be adopted substantially in its current form. The proposed legislation is expected to reduce average statewide automobile insurance premiums by 15%, with the greatest reductions being applicable to liability-only policies. The Company anticipates that, if the proposed legislation is enacted, its New Jersey personal automobile direct premiums written will be reduced between 11% and 12%, or approximately $17 million. This is less than the average of 15% because a higher proportion of Selective's policies provide physical damage coverage, on which the rate reduction will be lower.

The proposed legislation also contains provisions that are intended to generate savings to the insurance industry. The Company believes that the effect on its overall financial results due to the loss of premiums as a result of rate reductions will be partially offset by proposed changes included in the legislation, including: (i) changes in the state's no-fault law; (ii) increased fraud prosecution initiatives; and (iii) the elimination of unnecessary medical tests and the use of medical fee schedules that should reduce loss and loss expenses.

The Company is currently unable to estimate the extent of such savings and believes the new law will not significantly impact its overall after-tax financial results for a number of reasons. These reasons include a concurrent reduction in policy acquisition costs (commissions, premium taxes, etc.) with lower premium volume, and lower costs as a result of the savings provisions included in the proposed legislation. In addition, the reduction in premiums written as a result of the proposed legislation should reduce the possibility of a future NJ Excess Profits premium refund obligation, and no related provision will therefore be required.

The ratio of policy acquisition costs to net premiums earned for the first quarter of 1998 increased to 31.7% from 30.3% for the same period in 1997. The ratio primarily reflects an increase in the relationship of commission expense and labor costs expressed as a percentage of net premiums earned, which added approximately .9 points and .5 points, respectively, to the ratio. Labor costs increased primarily due to the Company's focus on net premiums written growth which resulted in hiring approximately 30 addtional persons to increase field underwriting and the support for the Company's expansion into the Midwest. Commission expenses increased as a percentage of net premiums earned primarily due to: (i) commission incentives to agents to increase profitable business with the Company which resulted in an increase of .3 points; (ii) an increase in the proportion of commercial premiums as a percentage of total net premiums written which pay a higher commission rate than personal lines and resulted in a .2 point increase; and
(iii) a reduction to the New Jersey Homeowners Quota Share Reinsurance Program which reduced the Company's level of commission expense reimbursement, and resulted in a .4 point increase.


Total Federal income tax expense decreased by $1 million to $4 million for the first quarter of 1998 compared to $5 million for the first quarter of 1997. The Company's effective tax rate was 20.0% for the first quarter of 1998, compared with 22.4% for the first quarter of 1997. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the first quarter of 1998 was lower than the first quarter of 1997, mainly due to the higher level of underwriting losses in 1998.



Income
------
The table below shows operating income, net realized gains, and net income, including per diluted share amounts for the quarters ended March 31, 1998 and 1997.
-----------------------------------------------------------------------------
                                                  Quarter ended
($ in thousands,                                     March 31
except for per share data)                        1998    1997
-----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
  (net of tax)                              $    15,253  16,065

Net realized gain,
  net of tax                                        703     636

Net income                                       15,956  16,701


Per diluted share:
  Operating income                                  .48     .53

  Net realized gain                                 .02     .02

  Net income                                        .50     .55


----------------------------------------------------------------------------

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

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. Cash generated by operating activities is historically low during the first quarter due to cash incentives paid to agents and employees, reinsurance program initial deposits and final settlement of previous year state premium taxes and assessments. For the quarter ended March 31, 1998, cash provided by operating activities amounted to $3 million compared to cash used in operating activities of $1 million for the same period in 1997. The Company expects to generate cash from operations over the balance of the year.

Total assets increased 2%, or $47 million from December 31, 1997 to March 31, 1998. The growth was due to: (i) an increase in total investments of $21 million which is primarily attributable to a $23 million increase in unrealized gains on available-for-sale securities;
(ii) an increase in premiums and other receivables of $13 million and deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) of $5 million primarily due to the increased premium volume; and (iii) a $13 million increase in reinsurance recoverable on unpaid losses and loss expenses mainly due to flood loss reserve increases of $6 million. This was offset by a $6 million decrease in the deferred Federal income tax asset which mainly reflected the associated deferred taxes on the increase in unrealized gains on available-for-sale securities.

The rise in total liabilities of 1%, or $17 million, from December 31, 1997 to March 31, 1998 was mainly attributable to increases in reserves for losses and loss expenses of $14 million due to an increase in outstanding reserves for first quarter 1998 flood losses of $6 million and normal reserve increases associated with the growth in business. Also contributing to the overall increase in total liabilities was an increase in unearned premiums of $10 million, due to the increase in net premiums written. These increases were partially offset by a $9 million decrease in other liabilities which reflected the payment of 1997 profit sharing incentives to employees and agents during the first quarter of 1998.

The Company, like all users of automated information systems, is addressing the potential "Year 2000" issues that could affect a wide variety of its automated information systems, such as mainframe applications, personal computers and communications systems. In 1996, the Company completed an impact analysis and began to convert or modify its applications in 1997. While recognizing that some uncertainty exists, the Company anticipates that its automated information systems will be "Year 2000" compliant by mid-to-late 1998.

In addition to the potential impact on the Company's own automated information systems, the Company has conducted an external awareness campaign with vendors, agents and others with whom the Company does business. The Company's independent agency force has been consulted on the importance of this issue, and the Company is currently working with its agents to determine their needs, as well as their level of preparedness. At the same time, software vendors are being monitored to ensure
"Year 2000" tracking and compliance, while contingency plans are being developed for noncompliance in conjunction with the Company's deadlines.

Currently, the Company believes most significant "Year 2000" insurance claims are likely to occur in the information technology business sector, and under the error and omissions ("E&O") insurance coverages and directors and officers liability ("D&O") insurance coverages. The Company does not significantly participate in these markets, nor does it significantly write E&O and D&O coverage types. However, the Company anticipates that there may be "Year 2000" claims by its insureds resulting from malfunctioning technology, which cannot be quantified at this time.

The Company does not presently anticipate that costs incurred for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition.

Part II  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)     Exhibits:

        The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

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


                     SELECTIVE INSURANCE GROUP, INC.
                     -------------------------------
                                Registrant


Date:  May 15, 1998


By: /s/Gregory E. Murphy
   -------------------------------------
   Gregory E. Murphy,
   President and
   Chief Operating Officer


Date:  May 15, 1998


By: /s/David B. Merclean
   -------------------------------------
   David B. Merclean,
   Senior Vice President and
   Chief Financial Officer

                      SELECTIVE INSURANCE GROUP, INC.
                            INDEX TO EXHIBITS



Exhibit No.

    11      Statement Re Computation of per Share Earnings

    27      Financial Data Schedule