Form 10-Q
period 1998-06-30
SELECTIVE INSURANCE GROUP INC
filed 1998-08-14
CIK 230557

PAGE


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .June 30, 1998. . . . . . .

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

Common stock, par value $2 per share, outstanding as of July 31, 1998:
                                                             29,117,917


                                   -1-



PAGE



Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands)

                                                 (unaudited)
ASSETS                                             June 30       December 31
------                                               1998            1997
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $409,370-1998; $426,251-1997).........   $     395,537        410,169
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $996,008-1998; $1,009,060-1997).......       1,032,763      1,044,390
Equity securities, available-for-sale -
     at fair value (cost of
     $151,167-1998; $120,602-1997).........         274,239        222,273
Short-term investments -
     at cost which approximates fair value            7,200         28,781
Other investments - at fair value..........          21,053         20,077
                                                  ---------      ---------
   Total investments ......................       1,730,792      1,725,690

Cash.......................................           6,432          5,017
Interest and dividends due or accrued .....          22,751         23,474
Premiums and other receivables.............         237,339        196,786
Reinsurance recoverable on paid losses
     and loss expenses.....................           9,911         11,088
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         135,695        124,197
Prepaid reinsurance premiums...............          24,650         31,189
Current Federal income tax.................             752            -
Deferred Federal income tax................             -            6,489
Real estate, furniture and equipment.......          48,563         45,465
Deferred policy acquisition costs..........         110,500         98,110
Goodwill...................................          16,664         17,337
Other assets...............................          40,405         21,349
                                                  ---------      ---------
   Total assets............................   $   2,384,454      2,306,191
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $     995,810        984,393
Reserve for loss expenses..................         176,513        176,776
Unearned premiums..........................         402,219        373,766
Convertible subordinated debentures........           6,815          6,845
Short-term debt ...........................          19,000         17,400
Notes payable..............................          89,714         89,714
Current Federal income tax.................             -            1,747
Deferred Federal income tax................           3,356             -
Other liabilities .........................          95,637         90,234
                                                  ---------      ---------
   Total liabilities.......................       1,789,064      1,740,875
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
     Issued: 36,756,742-1998; 36,363,856-1997        73,514         72,728
Additional paid-in capital.................          36,302         30,450
Accumulated other comprehensive income-
     Net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................         103,888         89,051
Retained earnings..........................         461,116        439,811
Treasury stock - at cost
     (shares: 7,545,675-1998; 7,097,462-1997)       (71,255)       (59,785)
Deferred compensation expense and notes
      receivable from stock sales..........          (8,175)        (6,939)
                                                  ---------      ---------
   Total stockholders' equity .............         595,390        565,316
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,384,454      2,306,191
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income


(in thousands, except per share data)
                                          (unaudited)        (unaudited)
                                         Quarter ended     Six Months Ended
                                            June 30            June 30
                                         1998     1997     1998     1997
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  196,636  197,262  385,100  372,446
Net increase in unearned premiums
     and prepaid reinsurance
     premiums .......................   (19,084) (28,007) (34,992) (32,610)
                                        -------  -------  -------  -------
Net premiums earned .................   177,552  169,255  350,108  339,836
Net investment income earned.........    24,080   24,694   49,188   49,126
Net realized gains ..................     1,798      991    2,879    1,969
Other income.........................     2,144    1,097    4,335    2,272
                                        -------  -------  -------  -------
   Total revenues....................   205,574  196,037  406,510  393,203
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................   109,187   96,114  213,393  195,655
Loss expenses incurred...............    17,640   20,486   34,973   39,549
Policy acquisition costs.............    56,172   51,055  110,786  102,708
Dividends to policyholders...........     1,686    1,088    2,700    2,293
Interest expense.....................     2,290    2,453    4,566    4,739
Other expenses.......................     1,963    2,492    3,516    4,380
                                        -------  -------  -------  -------
   Total expenses....................   188,938  173,688  369,934  349,324
                                        -------  -------  -------  -------

Income before Federal income tax ....    16,636   22,349   36,576   43,879
                                        -------  -------  -------  -------

Federal income tax expense:
Current..............................     1,887    4,202    5,155    7,660
Deferred.............................     1,139    1,044    1,855    2,415
                                        -------  -------  -------  -------
   Total Federal income tax
     expense.........................     3,026    5,246    7,010   10,075
                                        -------  -------  -------  -------

Net income...........................$   13,610   17,103   29,566   33,804
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Basic.............................$     0.47     0.59     1.02     1.17

   Diluted ..........................$     0.44     0.56     0.93     1.10

Dividends to stockholders............$     0.14     0.14     0.28     0.28

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows

                                                       Unaudited
                                                 Six months ended June 30
(dollars in thousands)                               1998        1997
                                                     ----        ----
Operating Activities
--------------------
Net income                                     $    29,566      33,804
Adjustments to reconcile net income to
     net cash provided by operating activities:
Decrease (increase) in interest and dividends
     due or accrued                                    723         (76)
Increase in premiums and other receivables         (40,553)    (37,658)
Decrease (increase) in reinsurance recoverable
     on paid losses and loss expenses                1,177      (1,947)
(Decrease) increase in reserves for losses and loss
     expenses, net of reinsurance recoverable on
     unpaid losses and loss expenses                  (344)        151
Increase in unearned premiums, net of
     prepaid reinsurance premiums                   34,992      32,610
(Increase) decrease in net Federal income tax         (643)      1,886
Increase in deferred policy acquisition costs      (12,390)    (10,149)
Depreciation and amortization                        4,270       4,102
Net realized gains                                  (2,879)     (1,969)
Other - net                                         (9,330)    (22,241)
                                                    ------      ------
Net adjustments                                    (24,977)    (35,291)
                                                    ------      ------
Net cash provided by (used in)
     operating activities                            4,589      (1,487)
                                                    ------      ------

Investing Activities
--------------------
Purchase of debt securities, held-to-maturity      (12,682)    (16,070)
Purchase of debt securities, available-for-sale    (57,813)    (71,077)
Purchase of equity securities, available-for-sale  (33,979)    (14,502)
Sale of debt securities, available-for-sale         33,695      29,058
Redemption and maturities of debt securities,
     held-to-maturity                               27,306      28,568
Redemption and maturities of debt securities,
     available-for-sale                             38,139       9,410
Sale of equity securities, available-for-sale        5,524       6,061
Proceeds from other investments                         25         207
(Decrease) increase in net payable from security
     transactions                                   (5,170)       7,277
Net additions to real estate, furniture
     and equipment                                  (6,277)     (1,391)
                                                    ------      ------
Net cash used in investing activities          $   (11,232)    (22,459)
                                                    ------      ------



See accompanying notes to unaudited consolidated financial statements.

PAGE


                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Cash Flows, continued

                                                    Unaudited
                                              Six months ended June 30
(dollars in thousands)                            1998        1997
                                                  ----        ----
Financing Activities
--------------------
Dividends to stockholders                 $     (8,261)     (8,207)
Acquisition of treasury stock                  (11,470)     (3,467)
Principal proceeds from short-term debt          1,600      16,775
Net proceeds from dividend reinvestment plan       569         564
Net proceeds from stock purchase and
     compensation plans                          6,040       8,608
Increase in deferred compensation expense and
     amounts received on notes receivable from
     stock sales                                (2,001)     (5,534)
                                                ------      ------
Net cash (used in) provided by financing
     activities                                (13,523)      8,739
                                                ------      ------


Net decrease in short-term
     investments and cash                      (20,166)    (15,207)
Short-term investments and cash at
     beginning of year                          33,798      40,022
                                                ------      ------
Short-term investments and cash at
     end of period                        $     13,632      24,815
                                                ======      ======


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest                                  $      4,652       4,301
Federal income tax                               7,653       8,189

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures                                     30          33




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

2.  Adoption of Accounting Policies
    -------------------------------
During 1998, the Company adopted the following accounting policies:

(a) The American Institute of Certified Public Accountants issued Statement of Position No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance related Assessments" ("SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty-fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998 and requires the impact of adoption to be reported as a change in accounting principle. SOP 97-3 was adopted in 1998 by the Company and had no material effect on the Company's results of operations or financial condition.

(b) The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and when such costs incurred should and should not be capitalized. SOP 98-1 is effective for all fiscal years beginning after December 15, 1998. The provisions of SOP 98-1 should be applied to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the statement. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. SOP 98-1 was adopted by the Company during the first quarter of 1998. As a result of SOP 98-1, the Company capitalized $1.5 million of computer software development costs.

Page

                      SELECTIVE INSURANCE GROUP, INC.
     Notes to Unaudited Consolidated Financial Statements, continued

(c) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB 130"), was adopted during the first quarter of 1998. FASB 130 requires the Company to report total comprehensive income in condensed financial statements of interim periods.

The following is a presentation of the Company's total comprehensive income for the years ended June 30, 1998 and 1997.

                                 Quarter ended         Six months ended
                                    June 30                 June 30
                              ----------------         -----------------
(dollars in thousands)        1998        1997         1998        1997
-------------------------------------------------------------------------
Net income                  $13,610      17,103       29,566      33,804
                            -------      ------       ------      ------

Other comprehensive income:
---------------------------
Unrealized holding gains
   arising during period      1,497      39,462       25,705      27,264
Less: reclassification
   adjustment for net
   realized gains included
   in net income             (1,798)       (991)      (2,879)     (1,969)
                             ------      ------       ------      ------

Other comprehensive income
   (loss) before tax           (301)     38,471       22,826      25,295

Income tax benefit (expense)
   related to items of other
   comprehensive income         106     (13,464)      (7,989)     (8,853)
                             ------      ------       ------      ------

Other comprehensive (loss)
   income, net of tax          (195)     25,007       14,837      16,442

Total comprehensive income  $13,415      42,110       44,403      50,246
                             ======      ======       ======      ======

3.   Pending Accounting Pronouncements
     ----------------------------------

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This Statement should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

Page


                      SELECTIVE INSURANCE GROUP, INC.
      Notes to Unaudited Consolidated Financial Statements, continued

4.  Reinsurance
    -----------

The following is a table of assumed and ceded amounts by income statement caption:

                                 Quarter ended         Six months ended
                                    June 30                 June 30
                                 -------------         ----------------
(in thousands)                 1998        1997        1998        1997
-----------------------------------------------------------------------
Net premiums written:
     Assumed                $ 5,609       3,425      12,044      11,112
     Ceded                  (20,306)    (20,466)    (34,969)    (38,696)

Net premiums earned:
     Assumed                $ 7,159       5,125      12,633      10,920
     Ceded                  (21,080)    (20,274)    (41,507)    (40,800)

Losses incurred:
     Assumed                $ 5,431       2,523      10,257       5,644
     Ceded                  (12,363)     (6,295)    (28,331)     (9,728)

Loss expenses incurred:
     Assumed                $   715         451       1,195         940
     Ceded                     (644)       (486)     (1,602)       (870)

(1) During the first six months of 1998, the increase in ceded losses incurred resulted from reinsurance recoveries of $11 million pertaining to several severe claims during the first half of 1998 and flood claims, in 1998, which generated reinsurance loss recoveries in the amounts of $7 million for the six month period ended June 30, 1998. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer of this type of insurance and bears no risk of policyholder loss.


5.  Reclassifications
    -----------------

Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1998 presentation. All earnings per share amounts for all periods have been presented and restated to conform to FASB 128, "Earnings per Share" requirements. Such reclassification and presentation changes had no effect on the Company's net income or stockholders' equity.

Page



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain statements that are not historical facts and are considered "forward-looking statements"
(as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes," "expects," "intends," "may," "will," "should," "anticipates," "benefits," the negatives thereof, or by discussion of strategy, goals and/or future expectations. Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as a result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References herein to the "Company" are references to Selective Insurance Group, Inc. and its consolidated subsidiaries, collectively. References herein to "Selective" are to Selective Insurance Group, Inc.

Results of Operations
---------------------

Comparison of Second Quarter ended June 30, 1998 ("Second Quarter 1998"), and Six Months Ended June 30, 1998 ("Six Months 1998"), to Second Quarter ended June 30, 1997 ("Second Quarter 1997"), and Six Months Ended June 30, 1997 ("Six Months 1997"):

Revenues

Net premiums written for the Six Months 1998 increased 3%, or $13 million as compared with the same period in 1997. For the Second Quarter 1998 net premiums written were essentially flat compared with the same period in 1997. Net premiums written for the Second Quarter 1997 and Six Months 1997 included a one-time benefit of $15 million, pertaining to renewal business only, due to the conversion of New Jersey personal automobile policies from a six month term to an annual term (the "Conversion"), effective April 1, 1997. As a result of the Conversion, net premiums written, unearned premiums and premiums and other receivables for the Second Quarter 1997 and Six Months 1997 increased by approximately $15 million, with no effect on net premiums earned or cash flow. Excluding the effects of the Conversion, and a one-time increase of $4 million in the Six Months 1998, which reflected the Company's buyout of the New Jersey Homeowners Quota Share Reinsurance Program, the Second Quarter 1998 and Six Months 1998 net premiums written increased 8%, or $15 million, and 7%, or $23 million, respectively, when compared with the same periods in 1997. The growth in net premiums written was in the commercial SBUs for the Second Quarter 1998 and Six Months 1998.

Page

The commercial SBUs net premiums written increased $16 million and $28 million for the Second Quarter 1998 and Six Months 1998, respectively, resulting from increases in all commercial SBUs except for public entities. This increase reflected $43 million and $84 million of net premiums written from new business written in the commercial SBUs for the Second Quarter 1998 and Six Months 1998, respectively, over the corresponding prior year periods. This growth in new business was primarily due to the Company's increase in the number of field underwriters (the key contact between the independent agent and the Company), the Company's Midwestern expansion and the Company's strengthening of agency relationships. The net premiums written attributable to new business were partially offset by: (i) rate reductions and credits of approximately $7 million and $13 million, respectively, due to competition; (ii) a reduction in renewal premiums of
$2 million and $6 million, respectively, due to agency terminations; and
(iii) a reduction in existing business resulting primarily from competition and re-evaluation of certain underwriting risks. The public entities SBU net premiums written continued to decrease mainly due to the continued trend, in this customer segment, towards self-insurance mechanisms and other alternative markets.

The personal lines SBU net premiums written remained relatively flat, excluding the effect of the Conversion, for both the Second Quarter 1998 and Six Months 1998. Net premiums written for the Six Months 1998 reflected the reduction in the New Jersey Homeowners Quota Share Reinsurance Program from 85% to 75% and the removal of all homeowners liability premium from this program. These changes resulted in a $2 million increase for the Second Quarter 1998 and $8 million increase for the Six Months 1998 ($4 million of which was due to a one-time adjustment in the first quarter of 1998 reflecting the buy out of the ceded reinsurance unearned premium reserves from the previous year) in homeowners net premiums written over the corresponding 1997 periods. These increases were offset by reductions in personal automobile net premiums written of $4 million for the Second Quarter 1998 and $8 million for the Six Months 1998 mainly in New Jersey due to a reduction in existing business resulting primarily from competition.

The increase in 1998 net premiums written resulted in an increase to net premiums earned. After an insurance policy is sold, net premiums written are recorded for the sales transaction and then earned over the life of the insurance policy (which is generally a one-year term). The growth in the 1998 net premiums written resulted in an increase of 5%, or $8 million, and 3%, or $10 million, in net premiums earned for the Second Quarter 1998 and Six Months 1998, respectively when compared with the same periods one year ago.

Net investment income earned for the Second Quarter 1998 and Six Months 1998 remained essentially flat over the same period in 1997. Although the amount of assets generating investment income increased when compared to June 1997, the additional income earned from the growth in invested assets was offset by redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace. These factors reduced the Company's overall annualized investment yield as of June 30, 1998 to 5.7%, down from 6.1% for the same period in 1997.

Page


Expenses

The ratio of losses and loss expenses incurred to net premiums earned for the Second Quarter 1998 and Six Months 1998 was 71.4% and 70.9%, respectively. These ratios represent a 2.5 point and a 1.7 point increase over the ratios for the corresponding Second Quarter 1997 and Six Months 1997 periods. Weather-related claims of $3 million (before-tax) and $4 million (before-tax) increased the loss and loss expense ratio by 1.5 points and 1.2 points for the Second Quarter 1998 and Six Months 1998, respectively. Losses from these weather-related claims were primarily reflected in the habitational and recreational, mercantile and service and public entities SBU's. Excluding the effects of the weather-related claims, the loss and loss expense ratio increased 1.0 point and .5 points for the Second Quarter 1998 and Six Months 1998, respectively. These increases were mainly due to higher loss and loss ratios in most of the commercial SBUs, as described below.

Overall, the commercial SBUs loss and loss expense ratio increased by 3.3 points and 2.0 points for the Second Quarter 1998 and Six Months 1998, respectively. These increases reflected weather-related claims which resulted in increases of 1.9 points for the Second Quarter 1998 and 1.4 points for the Six Months 1998. Excluding the effects of the 1998 weather-related claims, the commercial SBUs loss and loss expense ratio increased by 1.4 points for the Second Quarter 1998 and 0.6 points for the Six Months 1998. Unfavorable results in both the workers' compensation and commercial automobile lines of insurance contributed to the overall increase in most of the commercial SBUs loss and loss expense ratio.
The increase to the loss and loss expense ratio for workers' compensation primarily resulted from prior years' mandated rate decreases associated with this line of insurance throughout all of the commercial SBUs. The adverse results in the commercial automobile line of insurance were mainly due to a few severe claims and a slight increase in the frequency of claims. In response to the performance of the commercial automobile business, the Company is reviewing this business, which includes, loss control, re-evaluating risk selection and re-evaluating risk classification. The Second Quarter 1998 and Six Months 1998 commercial SBUs loss and loss expense ratio was also impacted due to a few severe 1998 property claims.

The personal lines SBU loss and loss expense ratio increased by 1.4 points for both the Second Quarter 1998 and Six Months 1998 to 75.7% and 74.9%, respectively, as compared to the same periods last year. These increases include .5 points and .6 points of weather-related claims for the Second Quarter 1998 and Six Months 1998, respectively. Excluding the impact of the 1998 weather-related claims, the personal lines SBU loss and loss expense ratio increased only slightly, mainly due to a few severe personal automobile claims and homeowners losses in the Second Quarter 1998.

There is an excess profits law in New Jersey, which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to

Page



refund or credit to policyholders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year.

For the three-year period ended December 31, 1997, the Company's most recent submission indicated that it had no obligation to make an excess profit premium refund. However, if the Company's current profitability continues in its New Jersey personal automobile business, it is possible that it will incur an excess profit premium refund obligation in the future. The Company considers the potential effect of such excess profits in establishing its reserves.

On May 19, 1998, the Governor of New Jersey signed into law personal automobile insurance reform legislation. The law contains multiple implementation dates that will be determined through the adoption of regulations. One provision of the law reduces average statewide automobile insurance premiums by 15%, with the greatest reductions being applicable to liability-only policies. The Company anticipates that this provision will become effective on or about January 1, 1999, and that its New Jersey personal automobile direct premiums written will be reduced between 11% and 12%, or approximately $17 million. This is less than the average of 15% because a higher proportion of Selective's policies provide physical damage coverage, on which the rate reduction will be lower.

The law also contains provisions that are intended to generate savings to the insurance industry. The Company believes that the effect on its overall financial results due to the loss of premiums as a result of rate reductions will be partially offset by other provisions included in the law, including: (i)revisions to the state's no-fault law; (ii) increased fraud prosecution initiatives; and (iii) the elimination of unnecessary medical tests and the use of medical fee schedules that should reduce loss and loss expenses.

The Company is currently unable to estimate the extent of such savings and believes the new law will not significantly impact its overall after-tax financial results for a number of reasons. These reasons include a concurrent reduction in policy acquisition costs (commissions, premium taxes, etc.) with lower premium volume, and potentially lower costs as a result of the savings provisions included in the law. In addition, the reduction in premiums written as a result of the law should reduce the possibility of a NJ Excess Profits premium refund obligation after the new law is implemented in 1999.

The ratio of policy acquisition costs to net premiums earned for the Second Quarter and Six Months 1998 increased to 31.6% compared to 30.2% for the same periods in 1997. The increase in the ratio primarily reflected an increase in the relationship of commission expenses, state premium tax expenses and labor costs expressed as a percentage of net premiums earned, which added approximately 0.9 points, 0.2 points and 0.3 points, respectively, to the ratio. Commission expenses increased as a percentage of net premiums earned

Page



primarily due to commission incentives to agents to increase profitable business with the Company which resulted in an increase of 0.7 points and an increase in the proportion of commercial premiums as a percentage of total net premiums written which pay a higher commission rate than personal lines and resulted in a 0.2 point increase. State premium tax expenses have increased mainly due to the Company's efforts to diversify and write more business outside of New Jersey. Many states outside of New Jersey have higher state premium tax rates. Labor costs have increased in 1998 primarily due to the Company's staffing increases in its Midwest operation and the hiring of additional field underwriters.

Total Federal income tax expense decreased by approximately $2 million, to $3 million for the Second Quarter 1998, compared to $5 million for the same period of 1997. For the Six Months 1998, the Federal income tax expense decreased approximately $3 million, to $7 million, compared to $10 million for the Six Months in 1997. The Company's effective tax rate was 19.2% for the Six Months 1998, compared with 23.0% for the Six Months of 1997. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the Six Months 1998 was lower than the Six Months 1997, mainly due to the higher level of underwriting losses in 1998.

Income
------
The table below shows operating income, net realized gains, and net income, including per share amounts for the quarter and six months ended June 30, 1998 and 1997.
--------------------------------------------------------------------------

(dollars in thousands,          Quarter ended June    Six months ended June
except for per share data)       1998      1997           1998      1997
---------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax) (1)              $12,442    16,459         27,695    32,524

Net realized gain,
  net of tax                     1,168       644          1,871     1,280

Net income (1)                  13,610    17,103         29,566    33,804

Per diluted share:
  Operating income (1)             .40       .54            .87      1.06

  Net realized gain                .04       .02            .06       .04

  Net income (1)                   .44       .56            .93      1.10

(1)Operating and net income for the quarter and Six Months 1998, include weather-related storm losses of $2 million, or $.06 per diluted share, and $3 million, or $.09 per diluted share, respectively.

Page



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

The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities. The Company's cash requirements also include the cost of any shares of common stock repurchased under its common stock repurchase program.
On July 2, 1996, the Company's Board of Directors (the "Board") authorized management to repurchase up to two million shares of Selective's common stock. The stock may be repurchased from time to time in the open market or in privately negotiated transactions. The determination to make such purchases is made based on market conditions, available cash and alternative investment opportunities. As of June 30, 1998, the Company had repurchased a total of 1.0 million shares at a total cost of $24 million under the program, of which 446,000 shares were repurchased during the Six Months 1998 at a total cost of $11 million. In addition to the original two million shares previously authorized, the Board, on July 28, 1998, authorized Selective to repurchase an additional two million shares of its common stock under the Company's common stock repurchase program.

For the Six Months 1998, cash provided by operating activities amounted to $4.6 million compared to cash used in operating activities of $1.5 million for the same period in 1997. The modest increase was mainly due to higher levels of net premiums written during 1998. This increase was partially offset by an increase in claims paid. The rate at which outstanding claims are being paid and closed has increased due to the implementation of claims management specialists ("CMSs") in the field and improved litigation management. The Company believes that the deployment of the CMSs and the enhanced litigation programs will result, over the long-term, in more favorable claim settlements. However, the short-term impact of these programs has been an increase in claim payments of approximately $15 million to $20 million, which has reduced cash provided by operating activities for the Six Months 1998. The Company anticipates this trend to continue through the remainder of 1998 and into 1999. The Company expects to generate cash from operations over the balance of the year.

Total assets increased 3%, or $78 million from December 31, 1997 to June 30, 1998. The growth was due to: (i) an increase in premiums and other receivables of $40 million and deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) of $12 million primarily due to the increased premium volume;
(ii) a $19 million increase in other assets primarily due to a $15 million investment receivable generated by the Company's investment in a short-sale transaction; (iii) an increase in reinsurance recoverable on unpaid losses and loss expense

Page



of $11 million mainly due to a $5 million reinsurance recoverable on a few severe commercial claims and flood loss reserve increases of $2 million;
(iv) an increase in total investments of $5 million. The above increases were partially offset by an $10 million decrease in deferred Federal income taxes which mainly reflected the associated deferred taxes on increases in unrealized gains on available-for-sale securities and deferred policy acquisition costs.

The rise in total liabilities of 3%, or $48 million, from December 31, 1997 to June 30, 1998 was mainly attributable to an increase in unearned premiums of $28 million due to the increase in net premiums written; as well as an increase in reserves for losses and loss expenses of $11 million due to normal reserve increases associated with the growth in net premiums written. Also contributing to the overall increase in total liabilities was an increase in other liabilities of $.5 million. The increase in other liabilities primarily reflected the recording of a $15 million payable generated by the Company's investment in a short-sale transaction offset by decreases in reserves for securities payable ($5 million), agency profit sharing ($4 million) and premium, payroll and other taxes ($1 million).

The Company, like all users of automated information systems, is addressing the potential "Year 2000" issues that could affect a wide variety of its automated information systems, such as mainframe applications, personal computers and communications systems. In 1996, Selective began of preparing its information systems for this event by evaluating all its computer programs, revising code, replacing applications where necessary, and testing. Extensive testing has been performed through the first half of 1998 and will continue through the remainder of 1998 on a fully integrated systems basis. While recognizing that some uncertainty exists, the Company anticipates that its automated information systems will be "Year 2000" compliant by the end of 1998.

In addition to the potential impact on the Company's own automated information systems, the Company has conducted an external awareness campaign with vendors, agents and others with whom the Company does business. The Company has been communicating with its independent agency force about the importance of the Year 2000, and is currently working with its agents to determine their needs, as well as their level of preparedness. At the same time, software vendors are being monitored to ensure "Year 2000" tracking and compliance, while contingency plans are being developed for noncompliance in conjunction with the Company's deadlines.

Currently, the Company believes most significant "Year 2000" insurance claims are likely to occur in the information technology sector, and under the error and omissions ("E&O") insurance coverages and directors and officers liability ("D&O") insurance coverages. The Company does not significantly participate in these markets, nor does it significantly write E&O and D&O coverage types. However, the Company anticipates that there may be "Year 2000" claims by its insureds resulting from malfunctioning technology, which cannot be quantified at this time.

The Company does not presently anticipate that costs incurred for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition.

Page



Part II
-------

Item 5.  Other Information
--------------------------

(a) A duly executed proxy given in connection with Selective's 1999 Annual Meeting of Stockholders will confer discretionary authority on the proxies named therein, or any of them, to vote at such meeting on any matter of which Selective does not have written notice on or before February 15, 1999, which is forty-five days prior to the Date on which Selective first mailed its proxy materials for its 1998 Annual Meeting of Stockholders, without advice in Selective's proxy statement as to the nature of such matter.

(b) On July 28, 1998, Selective's Board of Directors authorized Selective to repurchase an additional two million shares of its common stock, under its repurchase program, depending on market conditions, available cash and alternative investment opportunities. This program expires on the date of the first meeting of Selective's Board of Directors held after January 1, 2000.


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


Date:  August 14, 1998


By: /s/Gregory E. Murphy
    --------------------
    Gregory E. Murphy,
    President and
    Chief Operating Officer


Date:  August 14, 1998


By: /s/ David B. Merclean
    ----------------------
    David B. Merclean
    Senior Vice President and
    Chief Financial Officer

Page



                       SELECTIVE INSURANCE GROUP, INC.
                              INDEX TO EXHIBITS

Exhibit No.

   10.1   Cover Page

          Amendment, dated May 31, 1998, to the Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank as amended through May 31, 1999, filed herewith.


   10.2   Cover Page

          Amendment, dated June 30, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company as amended through June 30, 1999, filed herewith.


   10.3 Employment Agreement, dated May 1, 1999, between Selective Insurance Company of America and James W. Entringer, filed herewith.


   10.4 Employment Agreement, dated May 1, 1998, between Selective Insurance Company of America and Gregory E. Murphy, filed herewith.

   11     Statement Re Computation of Per Share Earnings, filed herewith.


   27     Financial Data Schedule, filed herewith.