Form 10-Q
period 1998-09-30
SELECTIVE INSURANCE GROUP INC
filed 1998-11-16
CIK 230557

PAGE


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . . .September 30, 1998

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

Common stock, par value $2 per share, outstanding as of October 31, 1998:
                                                            28,236,811
                                      -1-


PAGE





                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands)

                                                 Unaudited        Audited
ASSETS                                          September 30     December 31
------                                              1998            1997
Investments:                                    ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $388,334-1998; $426,251-1997).........   $     370,557        410,169
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,000,306-1998; $1,009,060-1997).....       1,050,907      1,044,390
Equity securities, available-for-sale -
     at fair value (cost of
     $138,216-1998; $120,602-1997).........         236,355        222,273
Short-term investments
     -at cost which approximates fair value          37,415         28,781
Other investments - at fair value..........          31,023         20,077
                                                  ---------      ---------
   Total investments ......................       1,726,257      1,725,690

Cash.......................................           9,967          5,017
Interest and dividends due or accrued .....          21,699         23,474
Premiums and other receivables.............         253,012        196,786
Reinsurance recoverable on paid losses
     and loss expenses.....................          10,085         11,088
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         134,831        124,197
Prepaid reinsurance premiums...............          30,040         31,189
Deferred Federal income tax................             486          6,489
Real estate, furniture and equipment.......          49,935         45,465
Deferred policy acquisition costs..........         115,300         98,110
Goodwill...................................          16,328         17,337
Other assets...............................          42,140         21,349
                                                  ---------      ---------
   Total assets............................   $   2,410,080      2,306,191
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,005,776        984,393
Reserve for loss expenses..................         179,171        176,776
Unearned premiums..........................         417,668        373,766
Convertible subordinated debentures........           6,272          6,845
Short-term debt ...........................          24,780         17,400
Notes payable..............................          89,714         89,714
Current Federal income tax.................           1,107          1,747
Other liabilities .........................         104,810         90,234
                                                  ---------      ---------
   Total liabilities.......................       1,829,298      1,740,875
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
Issued: 36,973,771-1998; 36,363,856-1997...          73,948         72,728
Additional paid-in capital.................          37,822         30,450
Accumulated other comprehensive income-
     net unrealized gains on available-for-sale
     securities, net of deferred income
     tax effect............................          96,681         89,051
Retained earnings..........................         469,984        439,811
Treasury stock - at cost
     (shares: 8,516,624-1998; 7,097,462-1997)       (90,749)       (59,785)
Deferred compensation expense and notes
     receivable from stock sales...........          (6,904)        (6,939)
                                                  ---------      ---------
   Total stockholders' equity .............         580,782        565,316
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,410,080      2,306,191
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income


(dollars in thousands, except per share data)

                                           Unaudited          Unaudited
                                         Quarter ended    Nine Months Ended
                                          September 30       September 30
                                         1998     1997     1998     1997
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  196,447  200,680  581,547  573,126
Net increase in unearned premiums
     and prepaid reinsurance premiums   (10,059) (30,764) (45,051) (63,374)
                                        -------  -------  -------  -------
Net premiums earned .................   186,388  169,916  536,496  509,752
Net investment income earned.........    23,604   24,479   72,792   73,605
Net realized gains...................       (91)   3,386    2,788    5,355
Other income.........................     2,788    1,120    7,123    3,392
                                        -------  -------  -------  -------
   Total revenues....................   212,689  198,901  619,199  592,104
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................   112,431   98,279  325,824  293,934
Loss expenses incurred...............    20,415   20,094   55,388   59,643
Policy acquisition costs.............    58,797   50,978  169,583  153,686
Dividends to policyholders...........     1,040    1,007    3,740    3,300
Interest expense.....................     2,437    2,454    7,003    7,193
Other expenses.......................     2,139    1,857    5,655    6,237
                                        -------  -------  -------  -------
   Total expenses....................   197,259  174,669  567,193  523,993
                                        -------  -------  -------  -------

Income before Federal income tax         15,430   24,232   52,006   68,111
                                        -------  -------  -------  -------

Federal income tax expense:
Current..............................     2,459    5,340    7,614   13,000
Deferred.............................        39      497    1,894    2,912
                                        -------  -------  -------  -------
   Total Federal income tax
     expense.........................     2,498    5,837    9,508   15,912
                                        -------  -------  -------  -------

Net income...........................$   12,932   18,395   42,498   52,199
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Basic.............................$     0.46     0.64     1.48     1.81

   Diluted...........................$     0.43     0.60     1.37     1.71

Dividends to stockholders............$     0.14     0.14     0.42     0.42

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows

                                                       Unaudited
                                               Nine months ended Sept. 30
(dollars in thousands)                               1998        1997
                                                     ----        ----
Operating Activities
--------------------
Net income                                     $    42,498      52,199
Adjustments to reconcile net income to
     net cash provided by operating activities:
Decrease in interest and dividends due or accrued    1,775       1,286
Increase in premiums and other receivables         (56,226)    (57,815)
Decrease (increase) in reinsurance recoverable
     on paid losses and loss expenses                1,003      (4,313)
Increase in reserves for losses and loss
     expenses,net of reinsurance recoverable on
     unpaid losses and loss expenses                13,144       7,966
Increase in unearned premiums, net of
     prepaid reinsurance premiums                   45,051      63,374
Decrease in net Federal income tax asset             1,254       3,215
Increase in deferred policy acquisition costs      (17,190)    (19,354)
Depreciation and amortization                        6,500       6,245
Net realized gains on investments                   (2,788)     (5,355)
Other - net                                         (3,374)    (15,571)
                                                    ------      ------
Net adjustments                                    (10,851)    (20,322)
                                                    ------      ------
Net cash provided by operating activities           31,647      31,877
                                                    ------      ------

Investing Activities
--------------------
Purchase of debt securities, held-to-maturity      (12,682)    (31,730)
Purchase of debt securities, available-for-sale   (116,063)   (120,948)
Purchase of equity securities, available-for-sale  (32,250)    (21,815)
Purchase of other investments                      (15,451)     (9,000)
Sale of debt securities, available-for-sale         59,902      29,057
Redemption and maturities of debt securities,
     held-to-maturities                             52,264      54,788
Redemption and maturities of debt securities,
     available-for-sale                             66,454      25,883
Sale of equity securities, available-for-sale       16,387      13,697
Proceeds from other investments                      5,316         223
Decreae (increase) in net payable for security
     transactions                                   (3,715)      2,891
Net additions to real estate, furniture
     and equipment                                  (9,341)     (2,311)
                                                    ------      ------
Net cash provided by (used in)
     investing activities                      $    10,821     (59,265)
                                                    ------      ------



See accompanying notes to unaudited consolidated financial statements.

PAGE


                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Cash Flows, continued

                                                     Unaudited
                                              Nine months ended Sept 30
(dollars in thousands)                            1998        1997
                                                  ----        ----
Financing Activities
--------------------
Dividends to stockholders                 $    (12,325)    (12,313)
Acquisition of treasury stock                  (30,964)     (3,571)
Proceeds from short-term debt                    7,380      15,500
Net proceeds from dividend reinvestment plan       859         849
Net proceeds from stock purchase and
     compensation plans                          7,161      10,243
Increase in deferred compensation expense and
     proceeds received on notes receivable from
     stock sales                                  (995)     (5,964)
                                                ------      ------
Net cash (used in) provided by financing
     activities                                (28,884)      4,744
                                                ------      ------


Net Increase (decrease) in short-term
     investments and cash                       13,584     (22,644)
Short-term investments and cash at
     beginning of year                          33,798      40,022
                                                ------      ------
Short-term investments and cash at
     end of period                        $     47,382      17,378
                                                ======      ======


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest                                  $      7,679       7,256
Federal income tax                               8,254      12,697

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures                                    573          33




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



    (b) The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and when such costs incurred should and should not be capitalized. SOP 98-1 is effective for all fiscal years beginning after December 15, 1998. The provisions of SOP 98-1 should be applied to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the statement. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. SOP 98-1 was adopted by the Company during the first quarter of 1998. As a result of SOP 98-1, the Company capitalized $3 million of computer software development costs.

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

The following is a presentation of the Company's total comprehensive income for the periods ended September 30, 1998 and 1997.

                                 Quarter ended         Nine months ended
                                  September 30            September 30
                                 --------------        -----------------

(dollars in thousands)          1998        1997        1998         1997
                                ----        ----        ----         ----

Net income                    $12,932      18,395      42,498       52,199
                              -------      ------      ------       ------

Other comprehensive income:
Unrealized holding gains
   (losses) arising
   during period              (11,178)     27,099      14,527       54,363
Less: reclassification
   adjustment for net
   realized (gains) losses
   included in net income          91      (3,386)     (2,788)      (5,355)
                              -------      ------      ------       ------

Other comprehensive income
   (loss) before tax          (11,087)     23,713      11,739       49,008

Income tax benefit (expense)
   related to items of other
   comprehensive income         3,880      (8,300)     (4,109)     (17,153)
                              -------      ------      ------       ------

Other comprehensive income
   (loss), net of tax          (7,207)     15,413       7,630       31,855
                              -------      ------      ------       ------

Total comprehensive income    $ 5,725      33,808      50,128       84,054
                              =======      ======      ======       ======


3.  Current Accounting Pronouncements

    In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This Statement should not be applied retroactively to financial statements of prior periods. The Company does not currently invest in derivative securities, therefore the adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

PAGE






                      SELECTIVE INSURANCE GROUP, INC.
       Notes to Unaudited Consolidated Financial Statements, continued


4.  Reinsurance

The following is a table of assumed and ceded amounts by income statement caption:

                                Quarter ended          Nine months ended
                                 September 30            September 30
(in thousands)                 1998        1997        1998        1997
--------------------------------------------------------------------------
Net premiums written:
     Assumed                 $  5,600      7,397      17,644      18,509
     Ceded                    (23,661)   (23,280)    (58,630)    (61,976)

Net premiums earned:
     Assumed                 $  4,990      6,882      17,623      17,802
     Ceded                    (18,272)   (21,292)    (59,779)    (62,092)

Losses incurred:
     Assumed                 $  3,778      5,094      14,035      10,738
     Ceded(1)                 (10,126)   (12,121)    (38,457)    (21,849)

Loss expenses incurred:
     Assumed                 $    425        659       1,620       1,599
     Ceded                       (381)      (564)     (1,983)     (1,434)


(1) During the first nine months of 1998, the increase in ceded losses incurred resulted from several severe claims ($11 million in reinsurance recovered) in 1998 and $7 million flood claims. The flood business is ceded 100% to the National Flood Insurance Program and therefore, the Company is a servicer of this type of insurance and bears no risk of policyholder loss.



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


Results of Operations
---------------------

The following discussion is a comparison of Third Quarter Ended
September 30, 1998 ("Third Quarter 1998"), and Nine Months Ended September 30, 1998 ("Nine Months 1998"), to Third Quarter Ended September 30, 1997 ("Third Quarter 1997"), and Nine Months Ended September 30, 1997 ("Nine Months 1997").

During the Third Quarter 1998, certain business classes were reclassified from the Mercantile and Service and Habitational and Recreational SBUs to the Community Services and Organizations SBU (formerly the Public Entities
SBU). Prior amounts reported have been reclassified to conform with the Third Quarter 1998 presentation.

Revenues

Net premiums written for the Nine Months 1998 increased 1%, or $8 million as compared with the same period in 1997. For the Third Quarter 1998 net premiums written decreased 2%, or $4 million, compared with the same period in 1997. Net premiums written for the Third Quarter 1997 and Nine Months 1997 included a one-time benefit of $15 million, and $30 million respectively, pertaining to renewal business only, due to the conversion of New Jersey personal automobile policies from a six month term to an annual term (the "Conversion"), effective April 1, 1997. Excluding the effects of the Conversion, and a one-time increase of $4 million in the Nine Months 1998, which reflected the Company's modification of the New Jersey Homeowners Quota Share Reinsurance Program, the Third Quarter 1998 and Nine Months 1998 net premiums written increased $11 million, or 6% and $34 million, or 6% respectively, when compared with the same periods in 1997.

PAGE



The commercial SBUs net premiums written increased $10 million, or 8% and $38 million, or 10% for the Third Quarter 1998 and Nine Months 1998, respectively, resulting from increases in all commercial SBUs except for the Community Services and Organizations SBU. These results reflected an increase of $9 million and $32 million of net premiums written from new business written in the commercial SBUs for the Third Quarter 1998 and Nine Months 1998, respectively, over the corresponding prior year periods. This growth in net premiums written from new business was primarily due to the Company's increase in the number of field underwriters (the key contact between the independent agent and the Company), the Company's Midwestern expansion and the Company's strengthening of agency relationships. Net premiums written which were non-renewed due to agency terminations were $7 million and $10 million less during the Third Quarter 1998 and Nine Months 1998 respectively, when compared to the corresponding prior year period.
The increases in net premiums written were partially offset by: 1) a reduction in existing business resulting primarily from competition; 2) re-evaluation of certain underwriting risks; and 3) decreasing premium in the community services and organizations SBU mainly due to the continuing trend, in this customer segment, towards self-insurance mechanisms and other alternative markets.

The Personal Lines SBU net premiums written remained relatively flat, excluding the effect of the Conversion, for both the Third Quarter 1998 and Nine Months 1998. Net premiums written for the Nine Months 1998 increased primarily due to a reduction in the amount of premium ceded under the New Jersey Homeowners Quota Share Reinsurance Program. These changes resulted in a $2 million increase for the Third Quarter 1998 and $10 million increase for the Nine Months 1998 in homeowners net premiums written ($4 million of which was due to a one-time adjustment in the first quarter of 1998 reflecting the return of a portion of the ceded reinsurance unearned premium reserves from the previous year). In addition, the personal lines SBU has recently introduced enhanced products in some of the Company's territories in order to expand its personal insurance segment. This expansion effort resulted in an increase in net new business written of $3 million for the Third Quarter 1998 and Nine Months 1998. These increases were offset by reductions in personal automobile net premiums written of $2 million for the Third Quarter 1998 and $10 million for the Nine Months 1998 mainly in New Jersey due to a reduction in existing business resulting primarily from competition.

The increase in 1998 net premiums written resulted in an increase in net premiums earned. After an insurance policy is sold, net premiums written are recorded for the sales transaction and then earned over the life of the insurance policy (which is generally a one-year term). The growth in the 1998 net premiums written resulted in an increase of 10%, or $16 million, and 5%, or $27 million, in net premiums earned for the Third Quarter 1998 and Nine Months 1998, respectively when compared with the same periods in 1997.

Net investment income earned for the Third Quarter 1998 and Nine Months 1998 remained essentially flat over the same periods in 1997. Although the amount of assets generating investment income increased slightly when compared to September 1997, the additional income earned from the growth in invested assets was offset by redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace. These factors reduced the Company's overall annualized investment

PAGE





yield as of September 30, 1998 to 5.8%, down from 6.0% for the same period in 1997. In addition, growth in invested assets has been minimal because $31 million of the cash from operations was used during the Nine Months 1998 to repurchase approximately 1.4 million shares of Company stock.


Expenses

The ratio of losses and loss expenses incurred to net premiums earned for the Third Quarter 1998 and Nine Months 1998 was 71.3% and 71.1%, respectively. These ratios represent a 1.6 point and a 1.7 point increase over the ratios for the Third Quarter 1997 and Nine Months 1997 periods. Weather-related claims of $4 million (before-tax) and $10 million (before-tax), respectively increased these ratios by 2.2 points and 1.8 points for the Third Quarter 1998 and Nine Months 1998, respectively.
The weather-related losses primarily impacted the Habitational
& Recreational and Mercantile & Service SBU's. Excluding the effects of the weather-related claims, the loss and loss expense ratio decreased 0.6 points for the Third Quarter 1998 and remained flat for the Nine Months 1998, compared to the same periods in 1997.

Overall, the commercial SBUs' loss and loss expense ratio increased by 4.1 points and 2.8 points for the Third Quarter 1998 and Nine Months 1998, respectively. These increases reflected weather-related claims which resulted in increases of 2.7 points for the Third Quarter 1998 and 2.2 points for the Nine Months 1998. Excluding the effects of the 1998 weather-related claims, the commercial SBUs loss and loss expense ratio increased by 1.4 points for the Third Quarter 1998 and 0.6 points for the Nine Months 1998. Unfavorable results in both the workers' compensation and commercial automobile lines of insurance contributed to the overall increase in most of the commercial SBUs loss and loss expense ratios. The increase in the loss and loss expense ratio for workers' compensation primarily resulted from the continuing competitive pricing pressures associated with this line of insurance throughout all of the commercial SBUs and some state mandated rate decreases. The adverse results in the commercial automobile line of insurance were mainly due to several severe claims and a slight increase in the frequency of claims. In response to the performance of the commercial automobile business, the Company continues to review this business, including loss control, re-evaluating risk selection and re-evaluating risk classification. These increases were partially offset by improvement in the general liability line of insurance in most of the commercial SBUs. Much of this improvement resulted from the Company's initiatives to reduce legal fees incurred in the course of the claim settlement process.

The Personal Lines SBU loss and loss expense ratio decreased by 4.1 points and 0.4 points for both the Third Quarter 1998 and Nine Months 1998 to 69.7% and 73.2%, respectively. The decrease in the Third Quarter 1998 ratio was primarily due to fewer homeowners claims reported compared to the same period in 1997. In addition, New Jersey personal automobile results continued to be favorable at a 75.7% and 75.6% loss and loss expense ratio for the Third Quarter 1998 and Nine Months 1998, respectively.

There is an excess profits law in New Jersey, which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on

PAGE


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

For the three-year period ended December 31, 1997, the Company's most recent submission indicated that it had no obligation to make an excess profit premium refund. However, if the Company's current profitability continues in its New Jersey personal automobile business, it is possible that it will incur an excess profit premium refund obligation in the future. The Company considers the potential effect of such excess profits in establishing its loss reserves.

On May 19, 1998, the Governor of New Jersey signed into law personal automobile insurance reform legislation. The law contains multiple implementation dates that will be determined through the adoption of regulations. One provision of the law reduces average statewide automobile insurance premiums by 15%, with the greatest reductions being applicable to liability-only policies. The Company anticipates that this provision will become effective on or about April 1, 1999, and that its New Jersey personal automobile direct premiums written will be reduced between 11% and 12%, or approximately $17 million. This is less than the average of 15% because a higher proportion of Selective's policies provide physical damage coverage, on which the rate reduction will be lower.

The law also contains provisions that are intended to reduce loss costs. These provisions include: (i)revisions to the state's no-fault law; (ii) increased fraud prosecution initiatives; and (iii) the elimination of unnecessary medical tests and the use of medical fee schedules. The Company is currently unable to estimate the extent of such savings, however, believes the new law will not significantly impact its overall after-tax financial results due to reductions in policy acquisition costs (commissions, premium taxes, etc.) from the lower premium volume, and potentially lower costs as a result of the savings provisions included in the law. In addition, the reduction in premiums written as a result of the law should reduce the possibility of a NJ Excess Profits premium refund obligation after the new law is implemented in 1999.

The ratio of policy acquisition costs to net premiums earned for the Third Quarter increased from 30.0% to 31.5% in 1998 and from 30.1% to 31.6% for the Nine Months 1998. The 1.5 point increase in the ratio primarily reflected an increase in the relationship of commission expenses, state premium tax expenses and labor costs expressed as a percentage of net premiums earned, which added approximately 0.9 points, 0.1 points and 0.5 points, respectively. Commission expenses increased as a percentage of net premiums earned primarily due to commission incentives to agents to increase profitable business with the Company which resulted in an increase of
0.7 points and an increase in lines of insurance which pay a higher general commission rate than personal

PAGE


lines which resulted in a 0.2 point increase. State premium tax expenses have increased mainly due to the Company's effort to diversify and write more business outside of New Jersey. Many states have higher state premium tax rates than New Jersey. Labor costs have increased in 1998 primarily due to the Company's staffing increases in its Midwest operation and the hiring of additional field underwriters. Labor cost increases due to staffing additions in the Information Technology Operations have been offset by the capitalization of labor costs associated with the internal development of new information systems.

Total Federal income tax expense decreased by approximately $4 million, to $2 million, for the Third Quarter 1998, compared to $6 million for the same period in 1997. For the Nine Months 1998, the Federal income tax expense decreased approximately $6 million, to $10 million, compared to $16 million for the Nine Months in 1997. The Company's effective tax rate was 18.3% for the Nine Months 1998, compared with 23.4% for the Nine Months of 1997. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the Nine Months 1998 was lower than the Nine Months 1997, mainly due to the higher level of underwriting losses in 1998.

PAGE



Income

The table below shows operating income, net realized gains (losses), and net income, including per share amounts for the Quarter and Nine Months Ended 1998 and 1997.

----------------------------------------------------------------------------

                                  Quarter ended          Nine months ended
 ($ in thousands,                    September                September
 except for per share data)      1998      1997           1998      1997
----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax) (1)               $12,991    16,194         40,686    48,718

Net realized gains (losses),
  net of tax                        (59)    2,201          1,812     3,481
                                 ------    ------         ------    ------

Net income (1)                   12,932    18,395         42,498    52,199
                                 ======    ======         ======    ======

Per diluted Share:
  Operating income (1)              .43       .53           1.31      1.59

  Net realized gains (losses)       .00       .07            .06       .12

  Net income (1)                    .43       .60           1.37      1.71

(1)Operating and net income for the Third Quarter and Nine Months 1998, include weather-related storm losses of $3 million (net of tax), or $.09 per diluted share, and $6 million (net of tax), or $.20 per diluted share, respectively.

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

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program; principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

The Company's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. On July 2, 1996, the Company's Board of Directors (the "Board") authorized management to repurchase up to two million shares of Selective's common stock. The stock may be repurchased from time to time in the open market or in privately negotiated transactions. The determination to make such purchases is made based on market conditions, available cash and alternative investment opportunities. On July 28, 1998, the Board authorized Selective to repurchase an additional two million shares of its common stock under the repurchase program. As of September 30, 1998, the Company had repurchased a total of 2.0 million shares at a total cost of $44 million under the program, of which 1.4 million shares were repurchased during the Nine Months 1998 at a total cost of $31 million.

For the Nine Months 1998 and Nine Months 1997, cash provided by operating activities remained flat at $32 million. The higher levels of net premiums written during 1998 were offset by an increase in claims paid. The rate at which outstanding claims are being paid and closed has increased due to the implementation of claims management specialists ("CMSs") in the field and improved litigation management. The Company believes that the deployment of the CMSs and the enhanced litigation management programs will result, over the long-term, in more favorable claim settlements. However, the short-term impact of these programs has been an increase in claim payments of approximately $15 to $20 million, which has reduced cash provided by operating activities for the Nine Months 1998. The Company anticipates this trend to continue through the remainder of 1998 and into 1999. The Company expects to generate cash from operations over the balance of the year.

Total assets increased 5%, or $104 million, from December 31, 1997 to September 30, 1998. The growth was due to: (i) an increase in premiums and other receivables of $56 million and deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) of $17 million primarily due to the increased premium volume; (ii) a $21 million increase in other assets primarily due to a $16 million investment

PAGE



by the Company to offset a short sale transaction; (iii) an increase in reinsurance recoverable on unpaid losses and loss expense of $11 million due to a few severe claims and an increase in flood claims. The above increases were partially offset by a $6 million decrease in deferred Federal income taxes which mainly reflected the associated deferred taxes on increases in unrealized gains on available-for-sale securities and deferred policy acquisition costs.

The rise in total liabilities of 5%, or $88 million, from December 31, 1997 to September 30, 1998 was mainly attributable to an increase in unearned premiums of $44 million and an increase of $24 million in reserves for losses and loss expenses, both driven by the increase in net premiums.

The Company, like all users of automated information systems, is addressing the potential "Year 2000" issues that could affect a wide variety of its automated information systems, such as mainframe applications, personal computers, and communications systems. The Company is also addressing the "Year 2000" issues associated with the information systems utilized by its suppliers and its independent insurance agents which could have an impact on the Company. The Company is further addressing risks associated with non-information systems exposures, such as building security systems and heating and ventilation.

In 1996, the Company established an internal team dedicated to administering a "Year 2000" Project. This team completed an initial impact and analysis study and began to convert or modify its information systems and applications in 1997. This project is divided into five main areas of initiative as follows:

1) Infrastructure: an initiative to address hardware and the software operating systems needed to utilize this hardware. This initiative has been further divided to examine Mainframe (Enterprise System) and Desktop workstations (PC and LAN). "Year 2000" upgrades were completed for the Mainframe portion in early 1998. Inventory of all PC workstations was completed in August of 1998 and either upgrades or replacement of equipment is underway and expected to be complete first quarter 1999.

2) Applications: an initiative to address the core software systems, such as policy underwriting, claims and general ledger, that process daily business at the Company. A majority of these applications were developed in-house or customized for the Company's operations. Utilizing non-employee external programming teams, these systems were converted, unit tested and replaced in production by January 1998. A series of system integration tests have been planned to test "Year 2000" readiness. One test was completed in 1998, test number two is in progress and two additional tests have been scheduled for 1999. These examinations are intended to synchronize all such systems, introduce new software which is "Year 2000" compatible and test whether "Year 2000" bugs were introduced through routine maintenance. Two new systems, a claim system and general ledger, are currently being implemented and are expected to be complete in early 1999.

PAGE


3) Third party review: an initiative to address suppliers and customers.
The Company's suppliers include software vendors, service providers and material suppliers. Each of the firms in these areas has been contacted by the Company to obtain written information on the status of their "Year 2000" readiness, and to date the majority of responses indicate "Year 2000" readiness. Software upgrades are being unit tested and included in the integration tests. Contingency plans are being developed as needed for areas deemed at risk due to software delivery delays or the nature of the service. A contingency plan has been developed for each area of risk identified to date. Independent insurance agents are the Company's main business customers and make up the remaining portion of the "Year 2000" review area. The Company has provided "Year 2000" information mailings to all agents. Selective Insurance representatives have spoken at agency functions and a "Year 2000" hotline was created for questions. The Company continues to look for opportunities to provide support and advice to our agents.

To ensure that the "Year 2000" awareness campaign has been effective, the Information Technology Group is currently surveying the independent agency force to determine the status of their "Year 2000" readiness. Missing information, regarding the types of hardware and software in the agent's offices, will be obtained by the Agency Management Specialists, the main contact between the Company and the agent, as they visit each office. This information will be evaluated by the Company to develop contingency plans.

4) Insurance Policies: an initiative to address coverage provided to the Company's insureds. The Company believes that most significant "Year 2000" insurance claims are likely to occur in the information technology business sector, and under the error and omissions (E&O) insurance coverages and directors and officers liability (D&O) insurance coverages. The Company does not significantly participate in these markets, nor does it significantly write E&O and D&O coverage types. The Company has communicated to agents and policyholders that we will not provide coverage for "Year 2000" losses with the possible exception of losses involving property damage or bodily injury which are otherwise covered which can not be quantified at this time. The Company plans to use Insurance Services Office ISO exclusionary endorsements that underscore this on all new and renewal commercial lines policies.

5) Administration: an initiative to address overall project plans, methodology, schedule, coordination and miscellaneous items that do not fit other categories. This initiative also includes creating a "Year 2000" awareness campaign and responding to inquiries from outside the Company, such as from independent insurance agents and customers.

The failure to correct a material "Year 2000" problem could result in an interruption in, or a failure of, certain normal business activities or operations such as policy underwriting and claim payment. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the "Year 2000" problem, resulting in part from the uncertainty of the "Year 2000" readiness of independent insurance agents, third-party suppliers and customers, the Company is unable to determine at this time whether, or to the

PAGE



extent to which the consequences of "Year 2000" failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's "Year 2000" Project is expected to significantly reduce the Company's level of uncertainty about the "Year 2000" problem and, in particular, about the "Year 2000" readiness within the Company's internal systems. The Company believes that, with the progress of the Project to date, and in the event of the completion of the Project as scheduled, the possibility of significant interruptions of normal operations will be greatly reduced.

While the Company feels that "Year 2000" exposures will be adequately addressed before any seriously adverse "Year 2000" situations arise, contingency plans have been developed for material areas of the Company's internal information systems including securing disaster recovery sites provided by outside parties. The Company has secured a first priority status with the disaster recovery provider by complying with their "Year 2000" readiness checklist.

The Company does not presently anticipate that costs incurred for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition. The Company's early start, some systems already in place designed for "Year 2000" and a centralized mainframe system have helped to reduce the cost of compliance. Our current estimates of the expenses that will be incurred exclusively to ensure "Year 2000" readiness will be approximately $1.5 million, of which approximately $1 million has been spent to date.

PAGE


Part II
-------

Item 5.  Other Information.

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


                      SELECTIVE INSURANCE GROUP, INC.
                                Registrant


Date:    November 16, 1998


By:      /s/Gregory E. Murphy
         --------------------------------------
         Gregory E. Murphy
         President and
         Chief Operating Officer


Date:    November 16, 1998


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