Form 10-K
period 1998-12-31
SELECTIVE INSURANCE GROUP INC
filed 1999-04-01
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark one)                          FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended.....December 31, 1998.................
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 16, 1999.

Common Stock, par value $2 per share: $507,024,352

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 16, 1999.

Common Stock, par value $2 per share: 28,198,681

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Selective Insurance Group, Inc. 1998 Annual Report to Stockholders ("1998 Annual Report") are incorporated by reference to Parts I, II, and IV of this report.

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference to Part III of this report.

Forward-looking statements
--------------------------
    Some of the statements in this annual report on form 10K are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates" (or the negative forms of those words) and describe our strategies, goals, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:
    - the effects of economic conditions and conditions which affect the market for property and casualty insurance;
    -   laws, rules and regulations which apply to insurance companies;
    - the effects of competition from other insurers and the trend toward self-insurance;
    - risks which we face in entering new markets and diversifying the products and services we offer;
    -   weather-related events and other catastrophes;
    -   Year 2000 readiness; and
    - other risks which we identify in future filings with the Securities and Exchange Commission, although we do not promise to update forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements. See
        Item 1. "Business"   Risk Factors.

                                 PART I
                                 ------

Item 1.  Business.
------------------
General
-------
    Selective is a customer-focused, regional property and casualty company providing a broad range of value-added insurance, alternative risk management products, and managed care and related services to small and medium-sized businesses, light industry, public entities, and individuals through approximately 870 independent agents in 16 eastern and midwestern states. The Company is rated A+("Superior") by both A.M. Best and Standard & Poor's insurance rating services. Selective common stock trades on The Nasdaq National Market under the symbol SIGI and Selective has paid stockholder dividends for 70 consecutive years. Commercial insurance products represent approximately 70% of net premiums earned. Selective also offers personal insurance products to individuals and families, which represent approximately 30% of net premiums earned. Commercial and personal products are distributed principally in suburban and rural areas of New Jersey, Pennsylvania, New York, Maryland, South Carolina, Virginia, North Carolina, Georgia, Delaware, and Illinois. In 1996, the Company began writing insurance in Illinois, the first state of a six-state expansion into the Midwest, which in 1997 and 1998 also included Iowa, Indiana, Wisconsin, Michigan and Ohio. In 1998, we began writing insurance in Rhode Island, and intend to begin writing insurance in Connecticut, Minnesota, Missouri, and Kentucky in 1999.

    The Company offers its insurance products through Selective Insurance Company of America ("SICA"), Selective Way Insurance Company ("SWIC"), Selective Insurance Company of the Southeast ("SISE"), Selective Insurance Company of South Carolina ("SISC") and Selective Insurance Company of New York ("SINY"), formerly Exchange Insurance Company, (collectively, the "Insurance Subsidiaries"). In November 1997, the Company acquired the assets of Alta Services LLC ("Alta"), formerly MCSI/MRSI, a managed care company that provides medical claims handling services to the insurance industry. In December 1998, the Company acquired the assets of PDA Software Services, Inc., ("PDA") a software developer specializing in the insurance industry, in a share exchange accounted for under the purchase method. See Item 1.
"Business"   Strategy.

    The following table shows the distribution of net premiums written by state for the periods indicated:
---------------------------------------------------------------------------
                                              Year Ended December 31,
                                            1998        1997        1996
---------------------------------------------------------------------------
Written Premium Distribution by State
New Jersey                                  51.5%       58.5        59.7
Pennsylvania                                11.2        10.9        10.9
New York                                     9.0         7.7         7.1
Maryland                                     5.6         5.0         4.4
South Carolina                               5.1         4.4         4.9
Virginia                                     5.0         4.5         4.7
North Carolina                               2.6         2.4         2.8
Georgia                                      2.3         2.1         2.1
Delaware                                     2.1         2.6         3.1
Illinois                                     2.1         1.1         0.2
Indiana                                      1.0         0.3         0.0
Other states                                 2.5         0.5         0.1
                                           -----       -----       -----
Total                                      100.0%      100.0       100.0
                                           =====       =====       =====

    For the ten years ended December 31, 1998, the Company's average statutory loss and loss expense ratio and average statutory combined ratio were 70.2% and 104.8%, respectively. The Company's average statutory loss and loss expense ratio during this period outperformed the property and casualty industry's average ratio, as reported by A.M. Best Company, Inc. ("A.M. Best"), by 9.8 points. We attribute this performance to strong relationships with independent insurance agencies, expertise in underwriting property and casualty insurance risks, penetration of suburban and rural market areas in the Mid-Atlantic and Southeastern and, recently the Midwest states, and conservative loss and loss expense reserving practices. For the ten years ended December 31, 1998, the Company's average statutory underwriting expense ratio was 33.4% compared to 26.4% for the property and casualty insurance industry. The Company's historical statutory underwriting expense ratio is higher than the industry average, primarily due to the impact of taxes and assessments in New Jersey from 1990 through 1996 (which accounted for approximately 1.6 points of the average ratio) and labor costs (which accounted for approximately 8.0 points of the average ratio). The industry average expense ratio reflects the inclusion of direct writers of insurance which generally have lower distribution costs. The Company's average statutory combined ratio outperformed the property and casualty industry average statutory combined ratio by 3.0 points for this ten-year period. The statutory combined ratio is not as favorable as the loss and loss expense ratio in comparison to the industry primarily due to the impact of the Company's underwriting expense ratio as previously described. The table on page 4 sets forth certain Company and industry ratios.

Recent Developments
-------------------
    The Company has announced that first quarter earnings for 1999 will be reduced by a combination of catastrophe losses and an unusual number of large property claims. In addition, recent changes in the personal auto insurance rate reduction law in New Jersey will result in reduced earnings for Selective in 1999, although not in the first quarter.

    In January 1999, the industry suffered substantial weather-related catastrophe losses. The Company incurred catastrophe losses in a number of its operating areas, particularly New Jersey, Pennsylvania and New York, the three largest states in net premiums written. The losses for the quarter attributable to catastrophes will be approximately $4.5 million, compared to $2 million during the first quarter of 1998.

    With respect to large property losses (claims in excess of $100,000), the Company incurred about $3 million more in the first quarter than during the same period in 1998. The Company believes that these claims represent an unusual occurrence that happens from time to time in the property and casualty business. Only one such loss occurred in the Company's new states in the Midwest, and the losses are not concentrated in any individual state or type of business.

    The combined effect of the 1999 catastrophe losses and the increase in 1999 large property losses will add approximately 4.0 points to the combined ratio for the first quarter of 1999. After-tax earnings for the quarter will be reduced approximately $5 million, or $0.16 per diluted share.

    Due to recent changes in the New Jersey personal auto insurance rate reduction law, annual premiums in this line will be reduced by approximately 15% or $24 million. Previously, the Company had estimated premium reductions of 11.5% or $17 million based on the law as adopted in May 1998. Giving effect to anticipated loss cost savings and the impact of variable expenses, and the rate adequacy in this line, the Company expects that after-tax annual earnings will be reduced by about $3 million, or $.10 per diluted share. The Company has considered the rate adequacy in this line, and its impact on the computation of any premium refund obligation under New Jersey's excess profits law, when establishing its reserves. With the reduction in premiums provided for under the law, the possibility of an excess profits refund obligation (which is calculated on a three-year rolling basis; see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations") will be reduced substantially.

                              Simple
                              Average of
                              All Periods      Years Ended December 31,
                              Presented    1998    1997    1996     1995
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.0%      59.9    56.8    60.6     60.4
Loss expense                    11.2       10.3    11.4    10.8     10.8
Underwriting expense            33.4       32.2    31.2    30.8     29.4
Policyholders' dividends         1.1        0.7     0.7     0.7      1.0
Combined ratio(3)              104.8      103.2   100.1   102.9    101.6
Growth (decline) in net
  premiums written               5.7        4.4     3.7    (8.6)     8.5
Certain Industry Ratios(1)(4):
Loss                            67.1       63.3    60.3    65.4     65.7
Loss expense                    12.9       12.9    12.5    12.9     13.2
Underwriting expense            26.4       27.3    27.1    26.4     26.3
Policyholders' dividends         1.3        1.5     1.7     1.1      1.4
Combined ratio(3)              107.8      105.0   101.6   105.8    106.5
Growth in net premiums written   3.4        1.7     2.8     3.4      3.6
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.0        1.8     1.5     2.9      4.9
Growth in net premiums written   2.3        2.7     0.9   (12.0)     4.9

(1) The ratios and percentages are based upon Statutory Accounting Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3)  A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1998 have been estimated by A.M. Best.
----------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented     1994     1993     1992     1991
----------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.0%       60.6     60.3     58.2     56.6
Loss expense                    11.2        11.1     11.5     11.3     11.3
Underwriting expense            33.4        31.6     35.5(2)  37.0     38.3
Policyholders' dividends         1.1         1.0      1.2      1.3      1.5
Combined ratio(3)              104.8       104.3    108.5(2) 107.9    107.6
Growth (decline) in net
  premiums written               5.7        14.8      8.9     13.0      3.8
Certain Industry Ratios(1)(4):
Loss                            67.1        68.1     66.7     74.7     68.5
Loss expense                    12.9        13.0     12.8     13.4     12.6
Underwriting expense            26.4        26.0     26.3     26.6     26.4
Policyholders' dividends         1.3         1.3      1.1      1.2      1.3
Combined ratio(3)              107.8       108.5    106.9    115.7    108.8
Growth in net premiums written   3.4         3.8      6.2      2.0      2.4
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.0         4.2     (1.6)(2)  7.8      1.2
Growth in net premiums written   2.3        11.0      2.7     11.0      1.4

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4)  Source: A.M. Best. The industry ratios for 1998 have been estimated by A.M. Best.
---------------------------------------------------------------------------
                              Simple
                              Average of
                              All Periods       Years Ended December 31,
                              Presented              1990     1989
---------------------------------------------------------------------------
Certain Company Ratios(1):
Loss                            59.0%                57.9     58.8
Loss expense                    11.2                 12.5     10.9
Underwriting expense            33.4                 36.1     32.2
Policyholders' dividends         1.1                  1.6      1.5
Combined ratio(3)              104.8                108.0    103.4
Growth (decline) in net
  premiums written               5.7                  2.9      5.1
Certain Industry Ratios(1)(4):
Loss                            67.1                 69.4     69.2
Loss expense                    12.9                 12.9     12.7
Underwriting expense            26.4                 26.0     26.0
Policyholders' dividends         1.3                  1.2      1.3
Combined ratio(3)              107.8                109.6    109.2
Growth in net premiums written   3.4                  4.5      3.2
Company Favorable
(Unfavorable) to Industry:
Combined ratio                   3.0                  1.6      5.8
Growth in net premiums written   2.3                 (1.6)     1.9

(1)  The ratios and percentages are based upon Statutory Accounting
     Practices ("SAP").
(2) In 1993, this ratio includes the one-time restructuring charge of $9.0 million, which increased the ratio by 1.5 points.
(3) A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.
(4) Source: A.M. Best. The industry ratios for 1998 have been estimated by A.M. Best.

Strategy
--------
    The Company's primary focus has been on improving its underwriting results, generating profitable growth and enhancing relationships with independent agents who are aligned with our strategic objectives. The principal elements of our strategies are to:
    (i)   generate an underwriting profit and increase premium volume;
    (ii) reduce expenses and improve productivity through increased automation and controlled expenses;
    (iii) diversify geographically and develop new products and services;
          and
    (iv) continue to build and reward employees that are committed to the Company and its objectives.

   Generate an Underwriting Profit and Increase Premium Volume

    In 1998, net premiums written increased by 4% over 1997. The conversion of New Jersey personal automobile policies from six-month to annual terms (the "Conversion") increased 1997 net premiums written by approximately $30 million for renewal business, while 1998 net premiums written included a one-time adjustment of $4 million reflecting the buy out of certain reinsurance arrangements (the "Reinsurance Buy Out"). Excluding the effects of the Conversion and the Reinsurance Buy Out, net premiums written for 1998 increased by about 8%. Premium growth during the year was impacted by a highly competitive commercial lines marketplace and a continuing move by customers toward self-insurance programs, which particularly impacts the community services and organizations business.

    Strategic Business Units. The customer-focused Strategic Business Units ("SBUs") define customer groups that the Company believes offer profitable growth potential. The SBUs evaluate the marketplace and provide products and services specifically developed to meet the needs of agents and insureds in a particular market or territory. Through its strategic business units, the Company has enhanced the insurance products and services we offer to meet the diverse needs of specific customer groups. The Company is aggressively developing new business opportunities in alternative insurance markets, with underwriting and sales efforts aimed at self-insured accounts as well as groups and associations.

    The SBUs also provide a variety of services to the branch offices, agency management specialists ("AMSs") and agents, such as leads for new accounts, technical training, analysis of underwriting results and other specialized resources. Focusing on profitability is a principal strategy for each SBU. The SBUs analyze the results by business class, territory and agency to determine profitability, thereby allowing the Company to be more attuned to areas of opportunity.

    Alignment of Agents' Interests. Selective continues to work to align the interests of the agents with the Company's strategic objectives. The field underwriting program, introduced four years ago and expanded in 1998, puts agency management specialists (AMSs) in the agent's office where they can respond quickly to business opportunities. AMSs are experienced underwriters with strong marketing and communication skills. We developed a parallel program for claims, putting our claims management specialists
(CMSs) into the field to work on site with agents, insureds and claimants. On-site inspections, personal interviews and face-to-face negotiations are expected to result in more accurate loss settlements and increased fraud detection. Working in the field, the CMSs gain knowledge about potential exposures, and expand the role of the claims staff in the areas of loss control and risk management. Each branch office has restructured its claim operation and over 130 CMSs have been placed in the field.

    Selective has maintained a strong relationship with its agency network by providing superior service and a stable marketplace as well as applying consistent underwriting standards. We wrote $213 million of direct new business in 1998, a 27% increase over the prior year and believes this growth reflects the quality of the relationships our field and regional staffs are building with agents. The Company also continues to stress the quality of its business. We carefully maintain underwriting discipline and constantly review our business for quality, both at regional and corporate levels. Selective's account-by-account approach supports our continuing efforts to retain established accounts with favorable underwriting results, which are the quality core of our business. Retention of profitable accounts is a key goal of senior management. This becomes an increasingly difficult challenge in this highly competitive marketplace, and Selective continues to reject accounts that it believes are recklessly priced. However, retention improvement in commercial lines for 1998 was encouraging.

    Selective provides economic incentives for the agents. Profit sharing commissions permit profitable agents the opportunity to earn additional commissions of up to approximately 13% of their direct premiums written. In addition, agents can purchase Selective common stock at a 5% discount with no brokerage fees through the agents' stock purchase plan. During the last four years, agents have invested $7 million in Selective stock through this plan.

   Reduce Expenses and Improve Productivity

    The objective continues to be the reduction of expenses through increased efficiency and automation. This objective is designed to reduce the underwriting and loss expense ratios by improving the productivity and efficiency of internal operations. At December 31, 1998, the insurance operations work force numbered 1,655. Productivity, as measured by net premiums written per employee, in 1998 was $455,000 up from $435,000 in 1997, excluding the effects of the Conversion on renewal business ($30 million) and new business ($6 million) in 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In 1999, the Company will implement strategic technology initiatives that will begin to create a seamless work environment between Selective and agents. These initiatives include new Windows-based claims and commercial lines underwriting systems and Internet technologies that will give our agents and employees quick access to policy, claim and billing information.

    Controlled Expenses. The loss expense ratio has averaged 10.8% for the three-year period ended December 31, 1998 and has decreased 1.2 points from 11.5% in 1993 to 10.3% in 1998. The Company has been able to reduce this ratio by reducing the legal fees incurred in the course of the claim settlement process. More aggressive management of litigation files by the examiners together with an expansion of the staff counsel operations (attorneys employed by the Company to represent the interests of insureds) helped to drive this decrease. Staff counsel's average suit cost is nearly 58% or $2,500 lower than outside counsel. The ongoing program to reduce legal fees also includes: (i) fixed fee schedules for cases handled by outside counsel; (ii) arbitration services to avoid higher costs associated with going to trial; and (iii) legal fee audit review services to help identify billing errors.

    The Company continues to focus on loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program which reduced 1998 workers' compensation and automobile costs by $26 million; (ii) a special investigative unit and claims professionals which saved more than $12 million in 1998 by uncovering fraudulent claims; (iii) a voluntary automobile repair shop program which saved $2 million of repair costs in 1998 while maintaining a 93% customer service satisfaction rating; and (iv) an estimate auto and property review program through American Computer Estimating (ACE) which saved over $1 million. In November 1997, in anticipation of the continued growth of managed care medical cost containment and other medical claims services, the Company acquired the assets of Alta Services LLC. Alta, the newest SBU, is a critical part of the claim strategy. In addition to its full managed care product, Alta customizes its products for specific customer needs, such as first report of injury, bill audits and re-pricing, medical pre-certifications and independent medical examinations.

    Automation. Insurance is a detailed, paper-intensive business. Available computer technology offers significant potential for utilizing automation to support objectives to reduce expenses.

    The Commercial Lines Automated System ("CLAS"), originally introduced in 1995 and completed in 1996, eliminates a number of manual steps, reducing the time it takes to process commercial insurance products. With instant access to the information, underwriters and claim adjusters are readily able to answer questions, process changes quickly, verify coverages and work more efficiently with agents to quote new business. Using Selective-specific software in their offices, the agents can obtain initial pricing on accounts. That information can be transferred electronically between the agent, the AMS and branch office, thus enabling Selective to provide faster turnaround on policy issuance and coverage revisions. During 1998 and in early 1999 the product has been enhanced to make a "Windows" version available. Workers' compensation enhancements to CLAS will be completed in 1999. This project will also involve significant enhancements which are expected to make it easier for agents to conduct business with the Company.

    Agents currently have the ability to electronically send and receive personal lines policy information. All agents can electronically make inquiries on the Company's claims and billing systems. In 1999, the Company plans to continue its expansion of its "Agency Interface" capabilities to begin to electronically interface with agents on commercial lines products. An extranet product is being developed that will give our agents and employees quick access to policy, claim and billing information.

    Claims management specialists, equipped with laptop computers, have electronic access to current claim information, have the ability to authorize claim payments, and can input log notes from the field. A project team is developing a new claims system planned for implementation beginning in 1999, that is intended to enhance the claims adjusting process via laptop computer by enabling complete claims entry and access to database information from the field.

    With PDA Software Services, Inc., our newest acquisition, we are building a proprietary flood system that will allow agents to automatically rate and issue policies over the Internet. When this system is completed in 1999, we will save about $1 million annually in vendor fees and will have the potential to become a servicing carrier for other companies that write flood business.

   Diversification

    Geographic Diversification. One of the Company's strategies is to improve the geographic balance of its business through a long-term diversification strategy. Geographic diversification reduces exposure to the regulatory environment and weather-related catastrophes of any one jurisdiction. Currently 51.5% of business is written in New Jersey, a decrease of approximately 7 percentage points from 1997, with most of the remaining business in Pennsylvania, New York, Maryland, South Carolina, Virginia, North Carolina, Georgia, Delaware, and Illinois. In 1996, the Company began writing insurance in Illinois, the first state of a six-state expansion into the Midwest, which in 1997 and 1998 also included Iowa, Indiana, Wisconsin, Michigan and Ohio. In 1998, we began writing insurance in Rhode Island and intend to begin writing insurance in Connecticut, Minnesota, Missouri, and Kentucky in 1999. The Company believes that these areas offer growth opportunities in the middle-market segments targeted by Selective and offer a stable regulatory and legal environment. In 1997, we opened a Midwest field and systems office in Columbus, Ohio to support its expansion into the Midwest.

    In addition to the expansion strategy, the Company continues to focus on increasing its penetration in the other Eastern states where it currently does business. Personal lines business, now predominantly written in New Jersey, has been expanded during the last two years with the introduction of a new or enhanced personal lines program in seven states.

    Product and Service Diversifications. The business of insurance involves risk assumption and is often subject to the uncertainties of market cycles and weather-related catastrophes. To enhance operating income and provide greater earnings stability, the Company has focused on developing or acquiring fee-based operations that are related to and enhance our core insurance operations.

    Fee-For-Service. Selective writes flood insurance (provided through the Personal Lines SBU) under the auspices of the National Flood Insurance Program, the premiums from which are ceded 100% to the Federal government. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In 1998, the flood unit generated revenue of $8 million, and generated a net before tax profit of $2 million. In 1999, the Company expects the flood program to be expanded into all 50 states and to reduce processing costs through a new policy writing system.

    Insurance products have traditionally been purchased as a package of services, which includes underwriting, policy issuance, loss control, and claim handling. As agents and businesses seek more innovative ways to solve insurance problems, many want to customize the services they purchase. SelecTech generates fees by providing third-party administrative services to self-insured accounts. SelecTech's diverse service portfolio includes: unbundled claim handling, loss control, risk management, medical cost containment, actuarial services, and administrative support.

    We purchased Alta in 1997 as we recognized that managed care was changing the nature of medical claims associated with workers' compensation and automobile. Alta's approach to managed care has become a critical part of our claim strategy, and also provides the opportunity to sell medical management services to self-insureds and other insurance carriers. Net revenue in 1998 was $12 million (includes $7 million from insurance subsidiaries) and Alta generated a net profit of $1 million (includes $0.3 million from insurance subsidiaries).

    As we invested in new technology, we recognized that the skills we are developing are also opportunities to generate additional revenue. We purchased PDA in 1998 to lead the development of innovative technology that will meet our business needs and generate additional income by providing these systems and services to the insurance community.

    Alternative Markets. The insurance industry broadly defines the alternative market as any program in which clients self-insure part or all of their insurable exposures. Historically, the practice of self-insuring was limited to the largest corporations, who, as buyers, were more sophisticated in insurance risk and exposure management. The Company believes that middle market companies now have begun to utilize the alternative market with increasing frequency. Industry statistics show that the number of companies participating in the alternative market has expanded rapidly during the last decade, now approaching 35% of commercial insurance premiums in the United States. Industry experts predict that 70% of all commercial lines premium dollars could be tied into an alternative market mechanism within ten years. The Company's strategy is to offer the alternative market products to meet the coverage and risk financing needs of the Company's independent agents and their customers for large accounts, self-insured groups, and associations. The Selective Risk Managers SBU ("SRM") was formed to focus on business opportunities in alternative insurance markets and to lead underwriting and sales efforts for large accounts, self-insured, group and association business. While primarily focused on developing customized primary insurance or reinsurance products for the commercial SBUs, SRM also generates fee income for the Insurance Subsidiaries by collecting ceding commissions and placement fees. During 1998, SRM received 155 alternative market program submissions from independent insurance agents. In addition to developing and marketing alternative insurance products, SRM promotes the services of SelecTech and Alta.

   Employee Rewards

    The annual cash incentive programs are based on the achievement of specific business objectives and on individual and team performance measured by the achievement of business performance goals related to increased profitability and premium growth and improving service. These goals were developed from the Company's overall strategy for growth and profitability. Employees set individual and team targets that go beyond their normal responsibilities. Total incentive compensation (including payroll taxes) amounted to $5 million, $9 million and $5 million for 1998, 1997 and 1996, respectively.

    In addition to annual cash incentive programs, under the stock option plan II, the Compensation Committee may grant stock options or make restricted or unrestricted grants of common stock. The primary purpose of stock options and restricted stock is to retain and reward employees whose contributions and expertise are key to the success of the business. All full-time/part time employees whose contributions have a direct impact on our business objectives and strategies are eligible.

Industry Segments
-----------------
    The Company's subsidiaries are primarily engaged in writing property and casualty insurance. The Company has classified its business into four segments, each of which is managed separately. The four segments are commercial lines, personal lines, investment operations, and fee-for-service operations. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies described in Note 1 to the Consolidated Financial Statements on page 32 through page 34 of the 1998 Annual Report, incorporated herein by reference. For Financial Information pertaining to the industry segments, see Note 17 to the Consolidated Financial Statements on page 44 of the 1998 Annual Report, incorporated herein by reference.

   Commercial Insurance

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

    Liability coverage insures policyholders against third party liability for bodily injury and property damage, including liability for products sold, and the defense of claims alleging such damages. The liability lines continue to reflect the potential exposure to environmental claims. The emergence of these claims is slow and highly unpredictable. Environmental liabilities are contingent on very complex legal and coverage issues making reliable estimation of the exposure difficult. For additional information about the Company's exposure to environmental liabilities and other reserve liabilities, see Notes 1(j), 15 and 19(a) to the Consolidated Financial Statements on pages 33, 43, 45 and 46, respectively, of the 1998 Annual Report, all of which are incorporated herein by reference.

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

    In 1998, Selective's commercial insurance products were developed and marketed through six SBUs. The following table sets forth, for all commercial lines SBUs; and by each commercial lines SBU, the net premiums written, net premiums earned, underwriting income or loss on a generally accepted accounting principles ("GAAP") basis and the statutory combined ratio for the periods indicated:


1998 Commercial SBU Highlights
(dollars in thousands)
----------------------------------
                                Net      Net        GAAP        Statutory
                             Premiums  Premiums  Underwriting   Combined
                              Written   Earned   Income (Loss)  Ratio(1)
------------------------------------------------------------------------
All Commercial SBUs     1998 $524,571   506,020    (32,871)     105.8%
                        1997  472,460   465,826    (13,305)     103.6
                        1996  475,104   477,474    (24,846)     105.3

Contractors             1998  195,471   184,013    (19,013)     109.8
                        1997  168,056   163,262     (8,071)     105.5
                        1996  157,722   158,317     (6,813)     104.5

Mercantile and
 Service(3)             1998  148,936   143,282     (9,698)     106.4
                        1997  135,151   135,046     (3,158)     102.9
                        1996  139,092   139,441    (11,786)     108.8

Community Services(3)   1998   70,777    76,049     (1,516)     102.7
 and Organizations      1997   74,022    79,620     (2,607)     104.5
                        1996   96,702   100,864     (4,598)     104.2

Habitational and(3)     1998   56,883    54,525     (3,452)     105.7
  Recreational          1997   51,828    49,063       (298)     100.6
                        1996   46,029    43,725     (3,260)     107.9

Manufacturing and       1998   39,888    36,047     (2,277)     105.3
 Processing             1997   31,711    29,485       (116)     100.4
                        1996   28,006    27,638        375       98.9

Bonds                   1998   12,546    11,937      3,041       76.1
                        1997   11,398     8,946      3,794       57.6
                        1996    6,965     6,815      1,142       78.7

Other (2)               1998       70       167         44        N/M
                        1997      294       404     (2,849)       N/M
                        1996      588       674         94        N/M

(1)  Industry standard not generally accepted accounting principles.
(2) The calendar year results reflect loss and loss expense savings (development) for accident years prior to 1993 (the year in which the SBUs were formed).
(3) Certain business classes were reclassified from the Mercantile and Service and Habitational and Recreational Stragetic Business Units to the Community Services and Organizations Strategic Business Unit (formerly the Public Entities Strategic Business Unit). Prior amounts have been reclassified to conform with the 1998 presentation.
N/M  Not meaningful

    The commercial SBUs' net premiums earned represented approximately 70% of the total net premiums earned in 1998. The commercial SBUs' net premiums written increased 11%, or $52 million. This increase included $167 million of net premiums written attributable to new business, after deducting reinsurance costs of approximately $7 million, generated principally by the increase in the number of AMSs, the Midwestern expansion, and the strengthening of agency relationships. The increases in net premiums written were partially offset by: i) a reduction in existing business (renewal retention) attributable to a highly competitive commercial lines marketplace as well as non-renewals resulting from the company's regular review of its business (approximately $102 million); ii) workers' compensation rate decreases and premium credits, which lowered net premiums written by approximately $20 million; and iii) lower premium volume of approximately $10 million due to agency terminations. The significant growth in new business resulted in an increase in most of the commercial SBUs' net premiums written.

    For the three-year period ended December 31, 1998, the commercial SBUs, in total, average statutory combined ratio was 104.9%. The 1998 combined ratio of 105.8% deteriorated by 2.2 points, compared to 1997. The 1998 results reflected numerous weather-related storm and severe fire losses, which increased the commercial lines ratio by 1.4 points. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The commercial SBUs consist of the following:

    The Contractors SBU focuses on providing commercial insurance coverage for key business segments in the construction industry including carpentry, electrical, excavating, plumbing and landscaping, as well as many other special artisan classes. In 1998, the Contractors SBU's net premiums earned represented 36% of total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 106.6%. Contractors generated a statutory combined ratio of 109.8% in 1998, up from 105.5% in 1997. This increase was primarily driven by poor results in the commercial automobile line of insurance, particularly within the construction specialty trade business class. The Company is taking steps to improve the results in the commercial line of insurance, including pricing analysis, reunderwriting and increased loss control.

    The Mercantile and Service SBU focuses on providing commercial insurance coverage to retail stores, offices, religious institutions, wholesalers and service businesses. In 1998, the Mercantile and Service SBU's net premiums earned represented 28% of the total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 106.0%. Mercantile and Service generated a statutory combined ratio of 106.4% in 1998 up from 102.9% in 1997. The increase in the 1998 combined ratio was primarily attributable to weather-related catastrophe claims which added 2.3 points.

    The Community Services and Organizations (CSO) SBU focuses on providing commercial insurance coverage for public entities including: municipalities; school boards; and volunteer fire departments and rescue squads. In 1998, the CSO SBU's net premiums earned represented 15% of the total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 103.8%. CSO generated a statutory combined ratio of 102.7% in 1998, down from 104.5% in 1997.

    The Habitational and Recreational SBU focuses on providing commercial insurance coverage to hotels and motels, condominiums, property owner associations, golf courses, country clubs, restaurants, membership organizations and other miscellaneous types of recreational industries. In 1998, this SBU's net premiums earned represented 11% of the total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 104.7%. Habitational and Recreational generated a statutory combined ratio of 105.7% in 1998 up from 100.6% in 1997. The higher 1998 combined ratio was primarily attributable to weather-related catastrophe claims which increased the combined ratio by 7.0 points.

    The Manufacturing and Processing SBU focuses on providing commercial insurance coverage for light industrial and processing businesses with low product liability exposures. In 1998, the Manufacturing and Processing SBU's net premiums earned represented 7% of the total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 101.5%. Manufacturing and Processing generated a statutory combined ratio of 105.3% in 1998 up from 100.4% in 1997. This increase was driven by a deterioration in the workers compensation line of business from mandated rate decreases and from competitive forces.

    The Bonds SBU focuses on providing commercial insurance coverage for fidelity and surety, including but not limited to: bid, performance, maintenance, supply, site plan and subdivision bonds. In 1998, the Bonds SBU's net premiums earned represented 2% of the total net premiums earned for commercial insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this SBU was 70.8%. An underwriting profit has been achieved in twenty-two out of the last twenty-three years in the Company's Bond business.

   Personal Insurance

    The following table sets forth, by personal lines coverages, the net premiums written, net premiums earned, underwriting income or loss on a GAAP basis and the statutory combined ratio for the periods indicated:


Personal Lines SBU Highlights
(dollars in thousands)
----------------------------------
                      Net        Net        GAAP         Statutory
                    Premiums   Premiums  Underwriting    Combined
                    Written     Earned   Income (Loss)(2)Ratio (1)(2)

Total       1998   $224,302     216,972      7,885       97.1%
Personal    1997    245,178     210,442     10,283       94.1
Lines SBU   1996    217,167     217,473      2,864       98.4

Automobile  1998    190,215     186,897       (178)     100.9
            1997    223,047     187,656      4,044       96.9
            1996    194,118     193,721      4,261       97.5

Homeowners  1998     27,489      23,466      5,837       76.4
            1997     15,647      16,079      3,987       72.8
            1996     15,611      16,245     (3,005)     118.9

Other       1998      6,598       6,609      2,226       37.4
            1997      6,484       6,707      2,252       69.3
            1996      7,438       7,507      1,608       79.2

(1) Industry standard not generally accepted accounting principles.
(2) Flood has been removed from the personal lines underwriting income and reclassed as fee-for-service business.

    The Personal Lines SBU represented approximately 30% of the total net premiums earned in 1998. The personal lines SBU 1998 net premiums written, excluding the effect of the Conversion, increased 4%, or $9 million. This increase is primarily due to a reduction in the amount of premium ceded under the New Jersey Homeowners Quota Share Reinsurance Program, which added $12 million in homeowners net premiums written ($4 million of which is due to a one-time buyout of prior year ceded reinsurance unearned premium reserves). In addition, the personal lines SBU introduced enhanced products in some of the Company's territories in order to expand its personal insurance segment. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    For the three-year period ended December 31, 1998, the personal lines SBU average statutory combined ratio was 96.5%. The combined ratio for 1998 increased by 3.0 points to 97.1%, which was partially due to severe fire and weather-related catastrophes which increased the 1998 combined ratio by 0.7 points.

    The Company's personal insurance coverages consist of the following:

    Personal Automobile coverage insures individuals against losses incurred from bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including fire and theft), property damage to other vehicles and other property as a result of automobile accidents involving personal vehicles. These policies may include uninsured motorist coverage. In 1998, personal automobile net premiums earned represented 86% of the total net premiums earned for personal insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this coverage was 98.4%. See additional discussion on Automobile Insurance Regulation on pages 3 and 19.

    Homeowners coverage insures individuals for losses to their residences and personal property such as those caused by fire, wind, hail, water damage, theft and vandalism and against third party liability claims. Additional coverage for specific personal property items can be purchased on a scheduled personal property basis. In 1998, homeowners net premiums earned represented 11% of the total net premiums earned for personal insurance. For the three-year period ended December 31, 1998, the average statutory combined ratio for this coverage was 89.4%. On a statutory basis, homeowners coverage generated a combined ratio of 76.4% in 1998, up from 72.8% in 1997. In 1998, weather-related and fire catastrophe claims increased the 1998 combined ratio by 5.2 points. Excluding the catastrophes, improvements in this line were attributable to an aggressive homeowners inspection program that was completed to ensure that all property values reflect the amount necessary to replace the home in the event of a loss, which increase premium levels and reduce catastrophe reinsurance costs.

    Personal Catastrophe Liability coverage, included in the "Other" category in the personal lines table, affords policyholders liability protection supplemental to that provided under automobile and homeowners policies and insures against catastrophic losses. This coverage normally is written in conjunction with other personal insurance. In 1998, net premiums earned for personal catastrophe liability coverage represented 1% of the total net premiums earned for personal insurance.

   Investments

    For information about investments, see the section entitled
"Investments" on pages 14 and 15, and Notes 1(c) and 4 to the Consolidated Financial Statements on pages 32, 35 and 36 of the 1998 Annual Report, incorporated herein by reference.

   Fee-For-Service Operations

    In addition to its risk-bearing insurance activities, the Company also engages in providing insurance-related servicing activities designed to generate fee income. The Company believes that leveraging its insurance knowledge to generate fee income will allow it to further diversify its business, utilize market opportunities created by the movement of insureds to alternative market products, decrease its underwriting expense ratios, and reduce the impact on its business resulting from insurance cycles and weather-related catastrophic losses.

    Selective writes flood insurance under the auspices of the National Flood Insurance Program, the premiums from which are ceded 100% to the Federal government. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In 1998, the flood direct premiums written increased by 28% to $24 million, and generated a net profit of $2 million. In 1999, the Company expects the flood program to be expanded into all 50 states and to reduce processing costs through a new policy writing system.

    In anticipation of growth in alternative market insurance solutions, SelecTech, a third party administrator, was formed to generate fee income by providing third party administration services for public entities that self-insure and use other means of alternative insurance. The services provided include, but are not limited to: claims administration, loss control and risk management.

    The Alta SBU was formed when Selective purchased the assets of Alta in November 1997, to more fully integrate its claim operation within its medical case management program. Its array of services include rehabilitation and occupational services, medical bill review, workers' compensation managed care programs, and hospital bill audits. Alta also offers the same services for a fee to self-insured businesses and other insurance companies.

    As we invested in new technology, we recognized that the skills we are developing are also opportunities to generate additional revenue. We purchased PDA in 1998 to lead the development of innovative technology that will meet our business needs and generate additional income by providing these systems and services to the insurance community.

Marketing and Distribution
--------------------------
    The Company's products are developed and marketed through nine SBUs. These customer-focused SBUs evaluate the marketplace and provide a broad range of products and services specifically developed to meet the needs of the agents and insureds in a particular market or territory including business opportunities in the insurance alternative markets.

    The Insurance Subsidiaries sell their insurance products exclusively through a network of approximately 870 independent insurance agencies supported by nine full-service branch offices. The Company has maintained a strong relationship with its agency network by providing superior service, a stable marketplace and applying consistent underwriting standards. During the three-year period 1994 through 1996, the agency force, in total, decreased by approximately 300 agencies. Approximately 90% of this reduction was due to terminations, with the remaining 10% being attributed to consolidations within the agency population. During 1998, the agency force increased by approximately 20 agencies. The majority of this increase was due to new agency appointments in the Midwest Region, Great Lakes Region, and Rhode Island where the Company began writing business in 1997 and 1998.

    The Company's continuing focus on profitable premium growth is closely linked to the quality of its relationships with the independent agents who sell its products and services. The Company believes that its business model of SBUs, field offices, AMSs and CMSs enhances its level of service to its independent insurance agents.

Underwriting
------------
    New commercial insurance is underwritten by branch AMSs who apply underwriting guidelines for particular policies and types of customers. Each AMS is supported by an underwriting team, which is responsible for policy renewal and processing. In addition, home office staff specialists and the SBUs provide additional technical support and services to the branch offices when needed. Substantially all of the personal insurance underwriting activities are conducted at the home office under supervision of the centralized Personal Lines SBU.

    The branch offices and the SBUs work together to develop pricing, growth and profitability objectives. The branch AMSs deal directly with independent insurance agencies, and their regular interaction provides the Company with information as to the agencies' needs for products and pricing. This information is used by the branch offices and SBUs to develop the necessary products, pricing and applicable underwriting guidelines.

    For certain classes of business and policy limits (with the exception of umbrella policies), certain agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. The Company's agents' handbook sets forth underwriting criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their respec-tive branch AMS to obtain authorization to bind coverage. Insurance accounts that exceed the branch AMS's authority requires home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be canceled after the first 60 days other than at renewal upon prescribed prior notice of cancellation.

Claims
------
    Claims on policies are investigated and settled primarily by more than 100 CMSs who are in the field, and assigned to key agents. Losses are reported directly by the agent to its CMS who investigates and resolves the claim in person with the policyholder. This enables the Company to physically inspect and settle losses in person promptly and accurately. In locales where there is insufficient claims volume to justify the cost of an internal claims staff, or when a particular claims expertise is required, the Insurance Subsidiaries use independent adjusters to investigate and resolve claims.

    The Company's claims policy emphasizes the timely investigation and settlement of meritorious claims for appropriate amounts, maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling loss and loss expenses. Claims settlement authority levels are established for each CMS and supervisor based on their expertise and experience. The setting of reserves and disposition of property and liability claims in excess of $100,000 field authority, per claim, requires home office review and approval. All claims reported with loss codes classified as "danger signals" (i.e., mortality, loss involving a minor) are reported to a central claim unit where they are closely monitored. The Company also refers all environmental claims to a centralized environmental claims unit which specializes in the claim management of these exposures.

    While claims adjusting has been moved into the field, recovery, subrogation, fraud and workers' compensation claims handling are centralized at the Corporate office. The Company has instituted internal procedures to screen claims for potential fraud. When fraud is suspected, the claim is reviewed by the Company or outside fraud investigator to determine the appropriate action before payment is authorized. The automated claims system enables tracking of claims suspected to be fraudulent to determine the savings of nonpayment of such claims. In addition, the Company has introduced anti-fraud training and educational programs for its employees.

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

    The Company has a Reinsurance Security Committee ("Reinsurance Committee") that reviews and approves all reinsurers who do business with the Company. The Reinsurance Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best;
(ii) Insurance Solvency International; and (iii) Standard & Poor's Insurance Rating Services ("Standard & Poor's"). Further information is obtained from reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not yet been assigned a rating.

    The Company continuously monitors the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. The primary reinsurers are American Re-Insurance Company, Zurich Reinsurance Company of America, St. Paul Reinsurance Management Corporation and Axa Re (Paris). In addition, the Company cedes no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF").

    The Company maintains treaty excess of loss programs which cover each property occurrence in excess of $750,000 up to $15 million and each casualty occurrence in excess of $2 million up to $50 million, except for commercial umbrella which is reinsured up to $10 million. In certain instances where greater capacity is needed for a larger property or casualty risk, facultative reinsurance is purchased.

    Effective January 1, 1999, the Company revised its property catastrophe program. The revised program provides a higher level of protection against catastrophe losses at a lower cost when compared with the 1998 program. The new catastrophe program is in six layers and covers: (i) 95% of losses in excess of $15 million up to $25 million; (ii) 95% of losses in excess of $25 million up to $50 million; (iii) 95% of losses in excess of $50 million up to $85 million; (iv) 95% of losses in excess of $95 million up to $130 million; and (v) 95% of losses in excess of $130 million up to $165 million. The layer of $10 million in losses in excess of $85 million has been retained in full by the Company, as has the $15 million in losses underlying the 1st layer. The Company believes that the 1999 property catastrophe program, coupled with the Homeowners Quota Share Program (which contained no per-occurrence limit), provides adequate protection for the Company if catastrophe losses were to occur.

    Within the casualty treaty is a Year 2000 coverage. This is a catastrophe cover within the top four layers which consists of $38 million in excess of $12 million. This cover will define all Year 2000 occurrences as one event. The coverage protects against any Year 2000 claim which is asserted in the 36-month period beginning on July 1, 1998.

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

Reserves for Net Losses and Loss Expenses
-----------------------------------------
    The table on page 16 provides information about reserves for net losses and loss expenses. See also Notes 15 and 19(a) to the Consolidated Financial Statements on pages 43, 45 and 46 of the 1998 Annual Report, all of which are incorporated herein by reference.

    Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.

    When a claim is reported to an insurance subsidiary, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.

    In accordance with industry practice, the Company maintains, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported ("IBNR"). The Company projects its estimate of ultimate losses and loss expenses at each reporting date. The difference between (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and loss expenses. The ultimate actual liability may be higher or lower than reserves established. The Company does not discount to present value that portion of its loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

    Reserves are reviewed for adequacy on a periodic basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

    The anticipated effect of inflation is implicitly considered when estimating reserves for net losses and loss expenses. While anticipated increases due to inflation are considered in estimating ultimate claim costs, the increase in the average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical and anticipated trends and also are adjusted for anticipated changes in general economic trends.

    After taking into account all relevant factors, the Company believes that the reserve for net losses and loss expenses at December 31, 1998, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company receives an actuarial opinion as to the adequacy of its reserves from its Vice President and Actuary but does not receive an independent actuarial opinion as to such reserves.

    The table on the top of page 16 represents the development of balance sheet net reserves for 1988 through 1998. The top three lines of the table reconcile gross Generally Accepted Accounting Principles ("GAAP") reserves to net GAAP reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

    The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1991 reserve developed a $13 million redundancy over the course of the succeeding seven years. That amount has been included in income over the past six years.

    The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 1998, the Company paid $460 million of the currently estimated $533 million of losses and loss expenses that were incurred through the end of 1989; thus, the difference, an estimated $73 million of losses and loss expenses incurred through 1989, remained unpaid as of December 31, 1998.

    In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 1997, but incurred in 1994, will be included in the cumulative redundancy (deficiency) amounts in 1994, 1995 and 1996. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

Environmental Reserves
----------------------
    Reserves established for liability insurance continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the insurance subsidiaries have contained a more expansive exclusion for losses related to environmental claims. The Company's asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

    "Asbestos claims" means those claims presented to the Company in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has witnessed the emergence and development of an increasing number of asbestos claims. Over this time period, the various issues concerning coverage and the industry's obligations under its policies have largely been resolved, thus permitting the Company to reserve with a higher degree of certainty. At December 31, 1998, asbestos claims constituted 80% of the Company's total outstanding environmental claims.

    "Non-asbestos claims" means all pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to the Company other than asbestos. These claims include landfills, leaking underground storage tanks, oil spills, air pollution, lead poisoning and general contamination. In past years, landfill claims have accounted for a significant portion of the Company's environmental claims unit's litigation costs.

    The Company refers all environmental claims to a centralized environmental claim unit, which specializes in the claim management of these exposures. Environmental reserves are evaluated on a case-by-case basis. As cases progress, the ability to assess potential liability often improves. Reserves are then adjusted accordingly. In addition, each case is reviewed in light of other factors affecting liability, including judicial interpretation of coverage issues.

    The table on the bottom of page 16 summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 1998.

Analysis of Net Loss Expense Development
----------------------------------------
(in millions)

                                 1988      1989      1990      1991

Gross reserves for unpaid
 losses and loss
 expenses at
 December 31                   $ 534.5     622.8     669.2     731.5

Reinsurance recoverable
 on unpaid losses
 and loss expenses at
 December 31                   $ (80.2)   (100.5)    (87.0)    (91.9)

Net reserves for unpaid
 losses and loss
 expenses at
 December 31                   $ 454.3     522.3     582.2     639.6

Net reserves estimated as of:

One year later                   446.8     523.8     585.7     634.3
Two years later                  445.3     528.2     583.1     626.3
Three years later                448.1     523.8     577.0     626.5
Four years later                 447.0     520.3     581.2     626.8
Five years later                 443.5     523.7     583.6     625.3
Six Years later                  447.2     529.7     582.8     627.1
Seven years later                454.7     530.0     585.7     626.8
Eight years later                457.3     531.4     586.4
Nine years later                 458.5     533.1
Ten years later                  460.0
Cumulative redundancy
 (deficiency)                  $ (5.7)     (10.8)     (4.2)     12.8
                                =====      =====     =====     =====
Cumulative amount of
  net resrves paid
  through:

One year later                 $ 135.0     158.2     174.5     183.7
Two years later                  222.4     264.5     288.1     308.8
Three years later                285.4     335.8     371.7     391.3
Four years later                 322.7     385.8     422.5     447.7
Five years later                 350.7     413.7     452.0     481.4
Six Years later                  366.3     430.0     472.8     502.6
Seven years later                376.6     443.5     487.0     516.0
Eight years later                387.2     452.6     496.3
Nine years later                 394.2     460.2
Ten years later                  400.0

-----------------------------------------------------------------------------
                                 1992      1993      1994      1995

Gross reserves for unpaid
 losses and loss
 expenses at
 December 31                   $ 870.2     917.7     999.4   1,120.1

Reinsurance recoverable
 on unpaid losses
 and loss expenses at
 December 31                   $(132.6)   (114.0)   (111.5)   (121.4)

Net reserves for unpaid
 losses and loss
 expenses at
 December 31                   $ 737.6     803.7     887.9     998.7

Net reserves estimated as of:

One year later                   734.8     801.0     900.6     989.5
Two years later                  732.5     790.0     899.5     977.6
Three years later                718.7     788.5     894.9     974.4
Four years later                 716.5     782.9     894.7
Five years later                 717.3     780.3
Six Years later                  716.4
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative redundancy
 (deficiency)                  $ 21.2       23.4      (6.8)     24.3
                                =====      =====     =====     =====
Cumulative amount of
  net resrves paid
  through:

One year later                 $ 219.5     224.6     259.4     280.4
Two years later                  352.3     382.3     443.4     481.6
Three years later                451.4     497.7     573.7     628.0
Four years later                 517.2     567.4     661.3
Five years later                 556.3     611.1
Six Years later                  580.6
Seven years later
Eight years later
Nine years later
Ten years later

-----------------------------------------------------------------------------
                                 1996      1997      1998

Gross reserves for unpaid
 losses and loss
 expenses at
 December 31                  $1,189.8   1,161.2   1,193.3

Reinsurance recoverable
 on unpaid losses
 and loss expenses at
 December 31                  $ (150.2)   (124.2)   (140.5)

Net reserves for unpaid
 losses and loss
 expenses at
 December 31                  $1,039.6   1,037.0   1,052.8

Net reserves estimated as of:

One year later                 1,029.5   1,034.5
Two years later                1,028.1
Three years later
Four years later
Five years later
Six Years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative redundancy
 (deficiency)                  $ 11.5        2.5
                                =====      =====
Cumulative amount of
  net resrves paid
  through:

One year later                 $ 303.6     313.7
Two years later                  519.6
Three years later
Four years later
Five years later
Six Years later
Seven years later
Eight years later
Nine years later
Ten years later

-----------------------------------------------------------------------------

Environmental Claims Activity
-----------------------------

                                    1998        1997        1996

Asbestos Related Claims (1)
Claims at beginning of year        1,723       1,715       1,449
Claims received during year          597         323         360
Claims closed during year           (655)       (315)        (94)
                                   -----       -----       -----
Claims at end of year              1,665       1,723       1,715
                                   =====       =====       =====
Average net los settlement on
  closed claims                 $    148         526         717


Non-Asbestos Related Claims (1)
Claims at beginning of year          337         306         306
Claims received during year          291         232         238
Claims closed during year           (221)       (201)       (238)
                                   -----       -----       -----
Claims at end of year                407         337         306
                                   =====       =====       =====
Average net los settlement on
  closed claims                 $ 22,772      19,855       9,331


(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

Year 2000 Issues
----------------
    See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Year 2000 issues.

Regulation
----------
   General
    Insurance companies are subject to supervision and regulation in the states in which they are domiciled and in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies but generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. The Company believes that it is in compliance with applicable regulatory requirements in all material respects as of the date of this report. Although the U.S. Federal government does not directly regulate the insurance industry, Federal initiatives from time to time can have an impact on the industry.

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

   NAIC Guidelines

    The Insurance Subsidiaries are subject to the general statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners ("NAIC"). The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The Insurance Subsidiaries have, in recent years, met all of the IRIS test ratios. For additional information regarding statutory accounting, see Note 13 to the Consolidated Financial Statements on page 42 of the 1998 Annual Report.

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

    The model law establishes four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of an insurer's total adjusted capital, as defined in the model law, to its Authorized Control Level ("ACL"), as calculated under the model law, decreases. The first action level, the Company Action Level, requires an insurer to submit a comprehensive financial plan of corrective actions to the insurance regulators if total adjusted capital falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and per-mits the insurance regulators to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to take any action they deem necessary, including placing the insurer under regulatory control or rehabilitate or liquidate an insurer, in addition to the aforementioned actions if total adjusted capital falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to place the insurer under regulatory control if total adjusted capital falls below 70% of the ACL amount. Based upon the 1998 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Company Action Level, and the risk-based capital ratios are as follows:

                           SICA..............492%
                           SWIC..............638%
                           SISE..............608%
                           SISC..............595%
                           SINY..............543%


    For additional information about insurance regulation, see the section entitled "Insurance Regulation" on page 26 of the 1998 Annual Report, which is herein incorporated by reference.

   Risk Factors

    The risks and uncertainties described below are not the only ones Selective faces. There may be additional risks and uncertainties. If any of the following risks actually occur, Selective's business, financial condition or results of operations could materially be affected. In such case, the trading price of the Common Stock could decline significantly.

Catastrophes and Weather-Related Events
---------------------------------------
    Property and casualty insurance companies frequently experience losses from catastrophes and other weather-related events. Such catastrophes may have a material adverse effect on our operations. Catastrophes are caused by various events including windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of our losses from such catastrophes is a function of the total amount of losses our clients incur, the number of our clients affected, the frequency of such events and the severity of the particular catastrophe. Most catastrophes are restricted to small geographic areas. However, hurricanes, floods and earthquakes may produce significant damage in large, heavily populated areas.

Geographic Concentration
------------------------
    Our property and casualty insurance business is concentrated geographically. Approximately 54% of our net premiums are earned from insurance policies written in New Jersey. Other East Coast states, including Pennsylvania, New York, Maryland, Virginia, South Carolina, Delaware, North Carolina and Georgia and several Midwestern states, including Iowa, Illinois, Indiana, Ohio, Michigan and Wisconsin, account for substantially all of our other business. Therefore, unusually severe storms or other natural disasters which destroy property in these states could adversely effect our operations. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments which are greater than the risks of having business in more markets.

    Our revenues and profitability also are subject to prevailing economic, regulatory, demographic and other conditions in the states in which we write insurance. In particular, while our personal automobile insurance results in New Jersey have been more favorable over the past three years, the future regulatory environment in New Jersey is uncertain.

Competition
-----------
    We compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and have greater financial, technical and operating resources. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which we operate, particularly outside of New Jersey. If our competitors price their premiums more aggressively, they may adversely affect our underwriting results. The insurance industry continues to experience pricing competition, which has impacted our commercial business. We will not abandon our underwriting principle of writing insurance risk policies which we believe are favorable at prices we believe to be fair in order to compete on the basis of price. In addition, because our insurance products are marketed through independent insurance agencies, most of which represent more than one insurance company, we face competition within each agency.

    We also face competition from the implementation of self-insurance, primarily in the commercial insurance line area. Many of our customers and potential customers are examining the risks of self-insuring as an alternative to traditional insurance. Another competitive factor in the industry involves banks stepping up efforts to break the barriers between various segments of the financial services industry, including insurance. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

Regulation
----------
    We are subject to extensive supervision and regulation in the states in which we transact business. Such supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of such supervision and regulation is the protection of insurance policyholders, and not shareholders or other investors. Our business can be adversely affected by automobile insurance regulations and any other regulations affecting property and casualty insurance companies. Changes in workers' compensation, insurance, health care or managed care laws or regulations, or their interpretations, may also have an adverse effect on our business. The extent of regulation varies but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. Although the U.S. Federal government does not directly regulate the insurance industry, Federal initiatives from time to time can impact the insurance industry.

    In addition, many proposals intended to control the cost and availability of health care services have been debated in Congress and state legislatures. Although we do not write health insurance, rules and regulations affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability and other insurance which we do write. We cannot determine what health care reform legislation will be adopted by Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations (or changing interpretations) at the federal or state level would have on us.

    Certain other regulatory risks are as follows:

   Automobile Insurance Regulation

    During 1997, the Governor of New Jersey signed into law an insurance reform bill. This enacted law: (i) eliminates automatic approval of annual "cost-of-living" premium increases in favor of "expedited rate filings" of 3% or less, which do not require prior approval from the insurance commissioner; (ii) prohibits insurers from not renewing "good" drivers ("good drivers" are those who have no more than one at-fault accident or four insurance point moving violations within a five-year period); (iii) eliminates the bad driver surcharge system in favor of a tier rating system; and (iv) requires automobile insurers to write an amount of automobile insurance in urban territories equal to their average statewide market share.

    In March 1999, this personal automobile insurance law in New Jersey became effective which will provide for a statewide average premium reduction of 15%. As a result, the Company anticipates that annual premiums in this line may be reduced by approximately $24 million. The financial impact of the new law will be partially offset by the Company's rate adequacy in this line and potentially significant cost reductions through the use of medical protocols, anti-fraud provisions and other procedures provided for in the law. Taking into account variable costs and taxes, annual earnings may be reduced by approximately $3 million. The Company originally anticipated that the law, passed in May 1998 would result in an overall reduction in premium of $18 million, or 11.5%, because the mandated rate reductions on personal auto coverages were expected to be lower. However, due to action by the New Jersey legislature in March 1999, we believe premiums may be reduced by approximately 15%.

    New Jersey insurance regulations require insurers to write all personal automobile coverage presented to them from drivers with eight points or less on their driving record. While we are required to write such coverage, the rates we charge reflect the insured's motor vehicle record and incidence of at-fault accidents. Drivers whose poor driving record makes them ineligible to otherwise obtain insurance must purchase insurance from the Personal Automobile Insurance Plan. We receive a proportionate share of Personal Automobile Insurance Plan business based on our voluntary personal automobile writings. Pennsylvania, Delaware, the District of Columbia, Virginia, Georgia and New York also maintain similar risk plans. Each plan requires an insurance company to accept its proportionate share of this business based upon its share of the voluntary market. In addition, we are required to write involuntary coverage for a Commercial Automobile Insurance Plan, because we voluntarily write commercial automobile insurance. Involuntary coverage is insurance for those insureds which are otherwise not able to obtain insurance in the marketplace.

    South Carolina insurance regulations require insurers to write all personal and certain commercial automobile coverage presented to them by drivers. Although we are required to write all new applications, we are able to transfer up to 35% of this business to the South Carolina Reinsurance Facility (the "SCRF"). This mechanism allows us to move less desirable risks to the SCRF. Effective March 1, 1999, as a result of a recent South Carolina law, insurers will no longer be required to accept all applications for automobile insurance coverage. In addition, this law will eliminate the SCRF and replace it with a joint underwriting association known as the South Carolina Associated Auto Insurers Plan (the "SCAAIP"). On March 1, 1999, we may begin refusing to renew policies currently ceded to the SCRF. We, like all automobile insurers licensed in South Carolina, will be a member of the SCAAIP. As a member of the SCAAIP, we will share in its profit or loss. South Carolina law requires that the SCAAIP be self-sustaining. On March 1, 2003, the SCAAIP will be replaced by an assigned risk plan. This plan will assign risks which are unable to obtain coverage voluntarily to insurers based on their market share. We are unable at this time to assess the impact of these changes on our results of operations.

   Workers' Compensation Insurance Regulation

    Because we voluntarily write workers' compensation insurance, we are required by state law to write involuntary coverage. Insurance companies that underwrite voluntary workers' compensation insurance can either write involuntary coverage assigned by state regulatory authorities or participate in a sharing arrangement. We currently write involuntary coverage assigned to us directly from the State of New Jersey.

   Homeowners Insurance Regulation

    New Jersey regulations prohibit us from canceling or not renewing homeowners insurance policies for any arbitrary, capricious or unfairly discriminatory reason or without adequate notice to the insured. We are subject to regulatory provisions that are designed to address problems in the homeowners property insurance marketplace. These provisions are designed to address problems in the availability and affordability of such insurance. These provisions take two forms, voluntary and involuntary. Voluntary provisions, such as the New Jersey Windstorm Market Assistance Program, generally do not result in assessments to us. This program is designed to assist property owners in New Jersey coastal areas in obtaining homeowners insurance. We have the option to accept or decline to write insurance offered to us through the program. Involuntary provisions, such as the New Jersey Fair Access to Insurance Requirements, generally result in assessments to us. The New Jersey Fair Access to Insurance Requirements writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowner's insurance in New Jersey are assessed a portion of any deficit from the New Jersey Fair Access to Insurance Requirements based on their share of the voluntary market. Similar involuntary plans exist in the District of Columbia and most other states where we operate.

Restrictions in Declaring Dividends and Distributions
-----------------------------------------------------
    As an insurance holding company, our principal assets consist of the capital stock of our insurance subsidiaries. We cannot declare dividends on our Common Stock unless our insurance subsidiaries can pay dividends to us. Our insurance subsidiaries may only declare dividends to us if they are permitted to do so under the insurance regulations of their respective domicile states. All of the states in which our insurance subsidiaries are domiciled (including New Jersey, New York, North Carolina and South Carolina), regulate the payment of dividends.

    Some states, such as New Jersey, New York and South Carolina require that we give notice to the relevant state insurance commissioner prior to declaring any dividends and distributions. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend if it determines that the insurer's surplus as regards policyholders is not reasonable in relation to the insurer's liabilities and adequate to its financial needs, or in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

Loss Reserves Adequacy
----------------------
    We are required to maintain loss reserves. These reserves provide capital for our estimated liability for losses and expenses associated with reported and unreported claims for each accounting period. Our reserve amounts are estimates of what we expect the ultimate settlement and administration of what claims will cost. Reserve amounts are based on facts and circumstances of which we are aware, predictions of future events, estimates of future trends in claims severity and frequency and other subjective factors. There is no method for precisely estimating our ultimate liability.

    We regularly review our reserving techniques and our overall amount of reserves. We also review:

    *   information regarding each claim for losses;
    *   our loss history and the industry's loss history;
    * legislative enactments, judicial decisions and legal developments regarding damages;
    *   changes in political attitudes; and
    *   trends in general economic conditions, including inflation.

    We receive an actuarial opinion regarding the adequacy of our loss reserves from our Vice President and Actuary. However, we do not receive an independent actuarial opinion. Although our reserves have been adequate in the past, we cannot guarantee they will be adequate in the future. If our reserves are inadequate, we will be required to increase reserves. That would result in an increase in losses and a reduction in our net income and stockholders' equity for the period in which the deficiency in reserves is identified.

Availability of Reinsurance
---------------------------
    We transfer our exposure to certain risks to others through reinsurance arrangements with other insurance companies. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and allocated loss adjustment expense in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet those obligations. Therefore, the insolvency or inability of our reinsurer's to meet its financial obligations could materially affect our operations.

Investment Income
-----------------
    We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income would have an adverse effect on our results.

Cyclical Industry
-----------------
    Historically, the property and casualty insurance industry has been cyclical. Over the past several years, the industry has been in a downturn which has resulted in a decline in premium rates. The decline in premium rates has adversely affected our underwriting results. Furthermore, the industry's profitability is affected by unpredictable developments, including, natural disasters (such as hurricanes, windstorms, earthquakes, hail, explosions and fires); fluctuations in interest rates and other changes in the investment environment that affect returns on our investments; inflationary pressures that affect the size of losses; and judicial decisions that affect insurers' liabilities. The demand for property and casualty insurance, particularly commercial lines, can also vary with the overall level of economic activity.

Reliance Upon Independent Insurance Agents
------------------------------------------
    We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing efforts of these agencies and brokers. Therefore, we must offer insurance products and services that meet the requirements of the clients and customers of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted.

Ratings
-------
    Insurance companies are rated by rating agencies to provide meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold or sell our common stock.

    Currently, we are rated "A+" (Superior) by A.M. Best. Ratings by A.M. Best in the insurance industry range from "A++" (Superior) to "F" (in Liquidation). According to A.M. Best, an insurer with an "A++" or "A+" rating has demonstrated superior overall performance. During 1998, A.M. Best continued our "A+" rating.

    We also have an "A+" claims-paying rating from Standard & Poor's. According to Standard & Poor's, insurers with this rating offer good financial security, but their ability to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. Claims-paying ability ratings by Standard & Poor's for the industry range from "AAA (Superior)" to "R (Regulatory Action)". Insurers with a rating of "BBB-" or better, such as Selective, are considered to have a secure claims-paying ability. During 1998, Standard & Poor's reaffirmed our "A+" rating.

    We cannot be sure that we will maintain our current A.M. Best or Standard & Poor's ratings. Our business could be adversely effected if we receive a significant downgrade in these ratings.

Anti-takeover Measures
----------------------
    We own, directly or indirectly, all of the shares of stock of our subsidiaries domiciled in the States of New Jersey, New York, North Carolina and South Carolina. State insurance laws require prior approval by state insurance departments of any acquisition of control of a domestic insurance company or of any company which controls a domestic insurance company. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company which controls a domestic insurance company. Any purchaser of 10% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of our subsidiaries unless the relevant insurance commissioner determines otherwise. Accordingly, any purchase of 10% or more of our outstanding Common Stock would require prior action by all or some of the insurance commissioners of the above-referenced states.

    In addition, certain other factors may discourage, delay or prevent a change of control of our Company. These include, among others, provisions in our Restated Certificate of Incorporation, as amended, relating to supermajority voting and fair price requirements with respect to certain business combinations, staggered terms for our directors, supermajority voting requirements to amend the foregoing provisions, our preferred share purchase rights plan, guaranteed payments which are to be made to certain officers upon a change of control of our company, and the ability of our Board of Directors to issue "blank check" preferred stock.

    The New Jersey Shareholders Protection Act provides, among other things, that a New Jersey corporation, such as Selective, may not engage in certain specified transactions (including certain business combinations) with a shareholder having indirect or direct beneficial ownership of 10% or more of the stock for a period of five years following the date on which such shareholder became an interested shareholder, unless that transaction is approved by the board of directors of the corporation prior to such date. These provisions also could have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price in the event of an attempted hostile takeover.

Year 2000 Computer Problems
---------------------------
    See the Year 2000 discussion in the Financial condition; liquidity and capital resources section of the 1998 Annual Report beginning with the second paragraph on page 25 through page 26, herein incorporated by reference. See also Item 7 of this report.

    Our acquisitions of other companies subject us to risks.

    As part of our overall strategy to enhance our technical skills needed to support the core property and insurance business, we acquire or invest in other complementary companies, products or technologies. For example, we recently acquired PDA Software Services, Inc. in furtherance of these objectives. Risks commonly encountered in such transactions include:

    * the difficulty of assimilating the operations and personnel of the combined companies;
    *   the potential disruption of the ongoing business;
    *   the inability to retain key personnel;
    * a decrease in reported earnings due to acquisition costs and charges;
    *   the dilution of shareholders;
    *   the difficulty in maintaining controls, procedures and policies; and
    * the impairment of relationships with employees and customers as a result of any integration of new personnel.

    In addition, as we complete acquisitions of companies which compete in different markets than we do, we may face risks associated with entering those new markets.

Regulation of Dividends and Distribution
----------------------------------------
    For information regarding regulation of restrictions on dividends and distributions, see Risk Factors - "We may be restricted in declaring dividends and distributions" below and Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Ratings
-------
    For information regarding ratings assigned to the Company by rating agencies assessing the Company's financial capacity to meet its obligations to policyholders, see Risk Factors - "Ratings."

Item 2.  Properties.
--------------------
    Information required under this item is incorporated herein by reference to the sections entitled "Subsidiaries," "Regional Offices," "Field Underwriting Office," "Information Systems Offices," "Subsidiary Offices," and "Properties" on page 49 of the 1998 Annual Report. The Company's facilities are substantially fully utilized and are adequate for the conduct of the Company's business.


Item 3.  Legal Proceedings.
---------------------------
    Information required under this item is incorporated herein by reference to Note 19(A) to the Consolidated Financial Statements on pages 45 and 46 of the 1998 Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
    None


                                PART II
                                -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------
    Information required under this item regarding the principal market on which the Company's common stock is traded and the number of holders thereof is incorporated herein by reference to the section entitled "Common Stock Information" on page 49 of the 1998 Annual Report.

    Information required under this item regarding the price range of the Company's common stock and frequency and amount of dividends is incorporated herein by reference to the section entitled "Quarterly Financial Information" on page 47; and the section entitled "Financial condition; liquidity and capital resources" on page 23 up to the first full paragraph on page 25 of the 1998 Annual Report.


Item 6.  Selected Financial Data.
---------------------------------
    Information required under this item is incorporated herein by reference to the first column on page 16 and related notes on page 17 of the 1998 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------
    Information required under this item is incorporated herein by reference to the section entitled "Results of operations" on pages 18 through 22; the section entitled "Federal Income Taxes" on page 23; and the section entitled "Financial condition; liquidity and capital resources" on pages 23 through to the first full paragraph on page 26, of the 1998 Annual Report.


Item 7A.  Market Risk Disclosures for Financial Instruments.
------------------------------------------------------------
    Market Risk is the risk of potential loss in fair value arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of the Company's primary market risk exposures and how they are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are for other than trading purposes.

    The Company's investment policy is conservative with the long-term objective of maximizing after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 81% debt securities, 15% equity securities and 4% short-term and other investments. The Company has no direct exposure to foreign exchange or commodity risks.

    To reduce the sensitivity of interest rate fluctuations, the Company invests its debt portfolio primarily in intermediate-term debt securities. At year-end 1998, 93% of the portfolio was ten years or less to maturity, and the average life was 5.0 years.

    The Company's portfolio of marketable equity securities is exposed to equity price risk arising from potential volatility in equity market prices. The Company attempts to minimize the exposure to equity price risk by maintaining a diversified portfolio limiting concentrations in any one company or industry.

    For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1997. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

    Several statistical techniques are used to measure potential loss in fair value of market risk sensitive instruments. One technique is Sensitivity Analysis, defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates and price is selected that is expected to reflect reasonably possible near-term changes in those rates and prices. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements.

    In the analysis the Company included the following financial instruments: investments in debt securities, investments in equity securities, convertible debentures, and senior notes. The primary market risk to the Company's market sensitive instruments is interest rate risk and equity price risk. The Company's sensitivity model uses a 100 basis point increase in interest rates and a 10% decrease in equity values at December 31, 1998 to determine a hypothetical change in the fair value of those financial instruments. For interest rate sensitive instruments the model assumes a parallel shift in the yield curve. In addition, the timing of calls and prepayments cannot be estimated with precision. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on the Company's income or stockholders' equity. Further, the calculations do not take into account any actions the Company may take in response to market fluctuations.

    The following table presents the sensitivity analysis (adverse scenario) of each component of market risk as of December 31, 1998.




                                   Fair Value     Estimated Fair value
(in thousands)                     @ 12/31/98     after Hypothetical change
---------------------------------------------------------------------------
Assets:
Investments in debt securities     1,448,455      1,388,348
Investments in equity securities     269,991        242,992
Liabilities:
Convertible debentures                17,942         19,736
8.77% Senior notes                    60,666         63,637
7.84% Senior notes                    30,257         31,463

    In addition to the above scheduled investments, the Company has a revolving line of credit. An increase in interest rates of 100 basis points would result in additional annual interest expense of $0.3 million.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
    The consolidated financial statements and supplementary data of the Company are incorporated herein by reference to pages 28 through 46, inclusive, of the 1998 Annual Report. An index to the consolidated financial statements is contained in Item 14 (a)(1) of this report, and the Quarterly Financial Information is incorporated herein by reference to page 47 of the 1998 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------
    None


                                 PART III
                                 --------

    The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 1998 Annual Meeting of Stockholders, which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
    Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Nominees," "Continuing Directors" and "Stock Ownership of Directors and Officers" in the Proxy Statement, (ii) "Executive Compensation and Other Information" and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11.  Executive Compensation.
---------------------------------
    Incorporated herein by reference to the sections entitled: (i) "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Report of the Selective Insurance Group, Inc. Salary and Employee Benefits Committee" in the Proxy Statement and (ii) "Summary Compensation Table," "Footnotes to Summary Compensation Table," "Stock Options and Stock Appreciation Rights," "Options and SAR Exercises and Holdings," "Pension Plans" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
    Incorporated herein by reference to the sections entitled: (i) "General Matters" in the Proxy Statement; and (ii) "Nominees," "Continuing Directors" and "Stock Ownership of Directors and Officers" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
    Incorporated herein by reference to the section entitled "Interest of Management and Others in Certain Transactions" in the Proxy Statement.

                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------
(a) The following documents are filed as a part of (or incorporated by reference) in this report:

(1)  Consolidated financial statements:

     The consolidated financial statements of the Company, with Independent Auditors' Report thereon, listed below are incorporated herein by reference to pages 27 through 46, inclusive, of the 1998 Annual Report.


                                                                 1998
                                                                 Annual
                                                                 Report
                                                                 Page
                                                                 ------
     Independent Auditors' Report.............................     27

     Consolidated Balance Sheets at December 31, 1998 and 1997     28

     Consolidated Statements of Income for the years
     ended December 31, 1998, 1997 and 1996...................     29

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996.....     30

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996...................     31

     Notes to Consolidated Financial Statements..............      32-46

(2)  Financial statement schedules:

     The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                  Form10-K
                                                                  Page
                                                                  --------
     Independent Auditors' Report............................       27

        Schedule I     Summary of Investments - Other than
                       Investments in Related Parties at
                       December 31, 1998.....................       28

        Schedule II    Condensed Financial Information of
                       Registrant at December 31, 1998
                       and 1996, and for the year ended
                       December 31, 1998, 1997 and 1996......       29-31

        Schedule III   Supplementary Insurance Information
                       for the year ended December 31,
                       1998, 1997 and 1996...................       32-34

        Schedule IV    Reinsurance for the year ended
                       December 31, 1998, 1997 and 1996......       35

        Schedule V     Allowance for Uncollectible Premiums
                       and Other Receivables for the year
                       ended December 31, 1998, 1997 and 1996       36

        Schedule VI    Supplemental Information for the
                       year ended December 31, 1998, 1997
                       and 1996..............................       37

(3)  Exhibits:

    The exhibits required by Item 601 of Regulation SK are listed in the
Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

(b)  Reports on Form 8-K.

    The Company filed a current report on Form 8-K on February 2, 1999. The report included information with respect to the amended and restated rights plan of the registrant under Item 5, "Other Events".

                       Independent Auditors' Report
                       ----------------------------


The Board of Directors and Stockholders
Selective Insurance Group, Inc.


    Under date of February 2, 1999, we reported on the consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG LLP
New York, New York
February 2, 1999

SCHEDULE I



       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                           December 31, 1998


Type of investment             Amortized cost     Fair         Carrying
(in thousands)                     or cost        value         amount

Debt securities:
Held-to-maturity:
  U.S. government and government
   agencies                    $   12,649        13,112        12,649
  Obligations of states and
   political subdivisions         317,070       330,763       317,070
  Mortgage-backed securities       28,661        29,304        28,661
Total debt securities,          ---------     ---------     ---------
  held-to-maturity                358,380       373,179       358,380

Available-for-sale:
  U.S. government and government
    agencies                      105,141       109,140       109,140
  Obligations of states and
    political subdivisions        397,310       416,474       416,474
  Corporate securities            460,425       477,030       477,030
  Asset-backed securities          34,788        35,124        35,124
  Mortgage-backed securities       35,964        37,508        37,508
Total debt securities,          ---------     ---------     ---------
  available-for-sale            1,033,628     1,075,276     1,075,276

Equity securities, available-for-sale:
Common stocks:
  Public utilities                  2,573         7,350         7,350
  Banks, trust and insurance
    companies                      33,844        37,611        37,611
  Industrial, miscellaneous
    and all other                  99,341       225,030       225,030
Total equity securities,        ---------     ---------     ---------
  available-for-sale              135,758       269,991       269,991

Short-term investments             50,905        50,905        50,905
Other investments                  16,087        16,087        16,087
                                ---------     ---------     ---------
Total investments              $1,594,758     1,785,438     1,770,639
                                =========     =========     =========

SCHEDULE II
                      SELECTIVE INSURANCE GROUP, INC.
                           (Parent Corporation)
                              Balance Sheets


(in thousands, except share amounts)                     December 31,

                                                   1998              1997
----------------------------------------------------------------------------
Assets
------
Equity securities, available-for-sale
   - at fair value (cost: $1,974
   - 1998; $2,471 - 1997)                    $    2,145             2,585
Debt securities, available-for-sale
at fair value (amortized cost: $25,216)          24,481            24,587
Short-term investments                               90               347
Cash                                                 26                45
Investment in subsidiaries                      686,595           650,298
Current Federal income tax                            0               774
Deferred Federal income tax                       4,245             4,203
Other assets                                     14,053             1,676
                                                -------           -------
Total assets                                 $  731,635           684,515
                                                =======           =======
Liabilities and Stockholders' Equity
------------------------------------
Convertible subordinated debentures          $    6,219             6,845
Notes payable                                    82,572            89,714
Short-term debt                                  28,287            17,400
Current Federal income tax                        2,981                -
Other liabilities                                 3,993             5,240
                                                -------           -------
Total liabilities                               124,052           119,199
                                                -------           -------
Stockholders' equity:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
  Issued: 37,416,237   1998;
  36,363,856   1997                              74,833            72,728
Additional paid-in capital                       45,449            30,450
Retained earnings                               477,118           439,811
Accumulated other comprehensive income          114,323            89,051
Treasury stock   at cost
  (shares:8,892,335   1998;
  7,097,462   1997)                             (97,990)          (59,785)
Deferred compensation expense and notes
   receivable from stock sales                   (6,150)           (6,939)
                                                -------           -------
Total stockholders' equity                      607,583           565,316
                                                -------           -------
Total liabilities and stockholders' equity   $  731,635           684,515
                                                =======           =======

Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and its Subsidiaries in the 1998 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                             (Parent Corporation)
                             Statements of Income

(in thousands)                                  Year ended December 31,
                                              1998       1997       1996
--------------------------------------------------------------------------
Revenues:
Dividends from subsidiaries               $  54,451     35,891     28,006
Net investment income earned                  1,826      1,657        548
Realized gains                                   53          0          0
Miscellaneous income                            125         34         22
                                             ------     ------     ------
                                             56,455     37,582     28,576
                                             ------     ------     ------
Expenses:
Interest                                      9,409      9,592      9,185
Other operating                               1,151      4,244      1,407
                                             ------     ------     ------
                                             10,560     13,836     10,592
                                             ------     ------     ------

Income before Federal income tax
  and equity in undistributed income of
  subsidiaries                               45,895     23,746     17,984
                                             ------     ------     ------

Federal income tax benefit:
Current                                      (3,252)    (2,660)    (3,012)
Deferred                                        (33)    (1,096)      (326)
                                             ------     ------     ------
                                             (3,285)    (3,756)    (3,338)
                                             ------     ------     ------

Income before equity in undistributed
  income of subsidiaries, net of tax         49,180     27,502     21,322
Equity in undistributed income of
  subsidiaries, net of tax                    4,390     42,106     34,229
                                             ------     ------     ------
Net income                                 $ 53,570     69,608     55,551
                                             ======     ======     ======


Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and its Subsidiaries in the 1998 Annual Report.

                        SELECTIVE INSURANCE GROUP, INC.
                            (Parent Corporation)
                         Statements of Cash Flows

(in thousands)                                Year ended December 31,
                                            1998        1997        1996
--------------------------------------------------------------------------
Operating Activities:

Net income                             $   53,570      69,608      55,551
                                           ------      ------      ------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Equity in undistributed income of
  subsidiaries, net of tax                 (4,390)    (42,106)    (34,229)
Increase (decrease) in net Federal
  income tax                                3,730      (2,357)       (618)
Net realized gains on investments             (53)          -           -
Other, net                                (11,925)      2,704         389
                                           ------      ------      ------
Net adjustments                           (12,638)    (41,759)    (34,458)
                                           ------      ------      ------
Net cash provided by operating
  activities                               40,932      27,849      21,093
                                           ------      ------      ------

Investing Activities:
Purchase of other investments              (6,601)          0           0
Sale of equity securities,
 available-for-sale                           551     (25,182)          0
                                           ------      ------      ------
Net cash used in
  investing activities                     (6,050)    (25,182)          0
                                           ------      ------      ------

Financing Activities:
Proceeds from short-term debt              10,887      17,400           0
Principal payment on note payable          (7,143)     (7,143)     (7,143)
Dividends to stockholders                 (16,263)    (16,398)    (16,268)
Acquisition of treasury stock             (38,205)     (9,105)     (4,251)
Net proceeds from issuance of
  common stock                             16,479      13,407       7,959
Increase in deferred compensation
  expense and notes receivable from
  stock sale                                 (913)     (5,750)     (2,915)
Net cash used in                           ------      ------      ------
  financing activities                    (35,158)     (7,589)    (22,618)
                                           ------      ------      ------
Net decrease in cash and
  short-term investments                     (276)     (4,922)     (1,525)
Cash and short-term investments at
  beginning of year                           392       5,314       6,839
Cash and short-term investments at         ------      ------      ------
  end of year                           $     116         392       5,314
                                           ======      ======      ======




Information should be read in conjunction with the notes to consolidated financial statements of Selective Insurance Group, Inc. and its Subsidiaries in the 1998 Annual Report.

SCHEDULE III
           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1998

                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   81,034        801,687        252,240       506,020

Personal                28,740        251,134        116,218       216,972

Reinsurance recoverable
  on unpaid loss
  and loss expenses       -           140,453           -             -

Prepaid reinsurance
  premiums                -              -            31,685          -

Interest and general
  corporate expenses      -              -              -             -
                       -------      ---------        -------       -------
Total                 $109,774      1,193,274        400,143       722,992
                       =======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1998

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   352,863        142,473         36,509      524,571

Personal                154,937         50,530         11,340      224,302

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         10,585            -
                        -------        -------         ------       -------
Total               $   507,800        193,003         58,434       748,873
                        =======        =======         ======       =======



NOTE: A meaningful allocation of net investment income of $99,196 and net realized loss on investments of $2,139 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          Year ended December 31, 1997

                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   73,800        789,197        233,688       465,826

Personal                24,310        247,775        108,889       210,442

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                          -           124,197           -             -

Prepaid reinsurance
  premiums                -              -            31,189          -

Interest and general
  corporate expenses      -              -              -             -
                        ------      ---------        -------       -------
Total                  $98,110      1,161,169        373,766       676,268
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1997

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   311,419        134,002         33,360      472,440

Personal                149,794         40,722          9,491      245,178

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         13,769            -
                        -------        -------         ------       -------
Total               $   461,213        174,724         56,620       717,618
                        =======        =======         ======       =======


NOTE:   A meaningful allocation of net investment income of $100,530 and net realized gains on investments of $6,021 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 1998 presentation.

         SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                    SUPPLEMENTARY INSURANCE INFORMATION
                       Year ended December 31, 1996


                       Deferred      Reserve for
Segment                 policy       losses and                     Net
                     acquisition        loss         Unearned     premiums
(in thousands)          costs         expenses       premiums      earned
---------------------------------------------------------------------------
Commercial          $   65,515        794,358        227,074       477,474

Personal                17,635        245,227         74,153       217,473

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                          -           150,208           -             -

Prepaid reinsurance
  premiums                -              -            30,813          -

Interest and general
  corporate expenses      -              -              -             -
                        ------      ---------        -------       -------
Total                  $83,150      1,189,793        332,040       694,947
                        ======      =========        =======       =======

           SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INSURANCE INFORMATION
                           Year ended December 31, 1996

                       Losses and     Amortization
Segment                   loss        of deferred      Other         Net
                        expenses      policy Acqui-  Operating     premiums
(in thousands)          incurred      sition costs    expenses     written
---------------------------------------------------------------------------
Commercial          $   338,011        135,099         28,210      475,072

Personal                158,715         45,471         10,651      217,167

Reinsurance recoverable
  on unpaid loss
  and loss expenses
                              -              -              -            -

Prepaid reinsurance
  premiums                    -              -              -            -

Interest and general
  corporate expenses          -              -         10,646            -
                        -------        -------         ------       -------
Total               $   496,726        180,570         49,507       692,239
                        =======        =======         ======       =======


NOTE:   A meaningful allocation of net investment income of $96,952 and net realized gains on investments of $2,786 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 1998 presentation.

SCHEDULE IV
        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                               REINSURANCE
                Years ended December 31, 1998, 1997 and 1996

                                                                     % of
                                     Ceded to    Assumed             amount
                             Gross   other       from other   Net    assumed
(in thousands)               amount  companies   companies    amount  to net
-----------------------------------------------------------------------------

1998

Premiums earned:
Accident and health ins.   $     270       -           -          270      -
Property and liability ins.  780,572  79,089      21,239      722,723    2.9
                             -------  ------      ------      -------
Total premiums earned      $ 780,842  79,089      21,239      722,992    2.9
                             =======  ======      ======      =======


1997

Premiums earned:
Accident and health ins.  $      297       -           -          297     -
Property and liability ins.  739,647  84,384      20,708      675,971    3.1
                             -------  ------      ------      -------
Total premiums earned     $  739,944  84,384      20,708      676,268    3.1
                             =======  ======      ======      =======


1996

Premiums earned:
Accident and health ins.  $      799       -           -          799     -
Property and liability ins.  760,557  95,765      29,356      694,148    4.2
                             ------- -------      ------      -------
Total premiums earned  $     761,356  95,765      29,356      694,947    4.2
                             ======= =======      ======      =======

SCHEDULE V

        SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
          ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
               Years ended December 31, 1998, 1997 and 1996

(in thousands)
----------------------------------------------------------------------------
                                     1998            1997            1996

Balance, January 1             $    3,056           3,302           3,450

Additions                           1,996           2,331           3,502

Deletions                          (2,312)         (2,577)         (3,650)
                                    -----           -----           -----
Balance, December 31           $    2,740           3,056           3,302
                                    =====           =====           =====

SCHEDULE VI

       SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                          SUPPLEMENTAL INFORMATION
                Years ended December 31, 1998, 1997 and 1996


                              Losses and loss expenses
                                incurred related to              Paid
Affiliation with Registrant     (1)               (2)            losses
                              current            prior           and loss
(in thousands)                 year              years           expenses
---------------------------------------------------------------------------

Consolidated Property/
  Casualty Subsidiaries:

  Year ended Dec. 31, 1998    $510,319          (2,519)           491,951

  Year ended Dec. 31, 1997    $471,337         (10,124)           463,826

  Year ended Dec. 31, 1996    $505,904          (9,178)           455,824




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


SELECTIVE INSURANCE GROUP, INC.



By: /s/ James W. Entringer           March 31, 1999
    -------------------------------
    James W. Entringer, Chairman of
    the Board and Chief Executive Officer

By: /s/ Gregory E. Murphy            March 31, 1999
    -------------------------------
    Gregory E. Murphy, President and
    Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ James W. Entringer           March 31, 1999
    -------------------------------
    James W. Entringer, Chairman of
    the Board and Chief Executive Officer



By: /s/ Gregory E. Murphy            March 31, 1999
    -------------------------------
    Gregory E. Murphy, President and
    Chief Operating Officer

By: /s/ David B. Merclean            March 31, 1999
    -------------------------------
    David B. Merclean, Senior Vice
    President and Chief Financial Officer




By: /s/ Paul D. Bauer                March 31, 1999
    -------------------------------
    Paul D. Bauer, Director



By: /s/ A. David Brown               March 31, 1999
    -------------------------------
    A. David Brown, Director



By: /s/ William A. Dolan, II         March 27 1998
    -------------------------------
    William A. Dolan, II, Director




By: /s/ William C. Gray, D.V.M.      March 31, 1999
    -------------------------------
    William C. Gray, D.V.M., Director



By: /s/ C. Edward Herder             March 31, 1999
    -------------------------------
    C. Edward Herder, Director



By: /s/ Frederick H. Jarvis          March 31, 1999
    -------------------------------
    Frederick H. Jarvis, Director



By: /s/ William M. Kearns,Jr.        March 31, 1999
    -------------------------------
    William M. Kearns, Jr., Director



By: /s/ Joan Lamm-Tennant, Ph.D.      March 31, 1999
    -------------------------------
    Joan Lamm-Tennant, Ph.D.
    Director



By: /s/ S. Griffin McClellan, III    March 31, 1999
    -------------------------------
    S. Griffin McClellan, III
    Director



By: /s/ William M. Rue               March 31, 1999
    -------------------------------
    William M. Rue, Director



By: /s/ Thomas D. Sayles, Jr.        March 31, 1999
    -------------------------------
    Thomas D. Sayles, Jr.
    Director



By: /s/ J. Brian Thebault            March 31, 1999
    -------------------------------
    J. Brian Thebault, Director





PAGE


                            EXHIBIT INDEX

*  Exhibits included within this 10K filing
P  Paper filing under cover of Form SE

Exhibit
Number
------
  2 Agreement and Plan of Merger, dated as of March 27, 1992, among Selective Insurance Group, Inc., Niagara Acquisition Co., Niagara Exchange Corporation, Riedman Corporation, PSCO Partners Limited Partnership, PSCO Bermuda Partners, PSCO Fund Limited and Charles
         J. Clauss (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 30, 1992, filed with the Securities Exchange Commission on April 7, 1992, File No. 0-8641).

  3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended through November 6, 1997 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

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

  4.3 Amendment, dated February 2, 1999, to the Rights Agreement between Selective Insurance Company of America and First Chicago Trust, (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1999, File No. 0-8641.)

  10.1 The Selective Insurance Retirement Savings Plan as amended through August 15, 1996 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10477).

  10.2 Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

  10.3 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amend- ed through May 6, 1994 (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

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

  10.6 Resolutions adopted by the Selective Insurance Group, Inc. Board of Directors on December 31, 1997 with respect to the Directors' Plan in Exhibit 10.5 above (incorporated herein by reference to Exhibit
         10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

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

* 10.12a The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended through November 1, 1998, filed herewith.

  10.13 Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated herein by reference to Exhibits 4.1 to the Company's Registration Statement on Form S-8 No. 333-37501).

* 10.13a The Selective Insurance Group, Inc. Stock Option Plan II, as amended through July 28, 1998, filed herewith.

  10.14 The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10465).
  10.15 SIGI Acquisition Company LLC Limited Liability Company Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

  10.16  Employment, Termination and Severance Agreements.

  10.16a Employment Agreement with James W. Entringer, dated September 1,
         1993, as amended (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

  10.16b Amendment, dated September 1, 1996, to the Employment Agreement in
         Exhibit 10.16(a) above (incorporated herein by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

  10.16c Amendment, dated May 1, 1998, to the Employment Agreement in
         Exhibit 10.16(a) and (b) above (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

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

  10.16f Amendment, dated September 1, 1996, to the Employment Agreement in
         Exhibit 10.16(e) above (incorporated herein by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

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

  10.16q Amendment, dated May 1, 1998, to the Employment Agreement in
         Exhibit 10.16(g) above (incorporated herein by reference to Exhibit
         10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

* 10.16r Amendment, dated October 31, 1998, to the Employment Agreement in
         Exhibit 10.16(i) above, filed herewith.

* 10.16s Amendment, dated December 16, 1998, to the Termination Agreement;s between messrs. Entringer and Land and the Company in
         Exhibit 10.16(k) above, filed herewith.

* 10.16t Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(l) above, filed herewith.

* 10.16u Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(m) above, filed herewith.

* 10.16v Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(n) above, filed herewith.

* 10.16w Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(o) above, filed herewith.

* 10.16x Form of Termination Agreement, dated December 16, 1998, between Selective Insurance Company of America and David B. Merclean, filed herewith.

* 10.16y Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(x) above, filed herewith.

  10.17  Property Reinsurance Contracts.

  10.17a New Jersey Homeowners Quota Share Treaty between Selective
         Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, and Selective Insurance Company of New York and various insurance and/or reinsurance companies (Contract No. 3645-24), (incorporated herein by reference to Exhibit 10.17a to the Company's Annual Report on Form 10-K for the year ended December 31,1997, File No. 0-8641).

* 10.17b Property Catastrophe Excess of Loss Reinsurance Contract between various insurance and/or reinsurance companies and/or underwriting members of Lloyd's and Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina and Selective Insurance Company of New York, filed herewith.

  10.17c Property Per Risk Reinsurance Agreement between Selective Insurance
         Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Selective Insurance Company of New York, and American Re-Insurance Company and/or St. Paul Reinsurance Management Corporation (Contract No. 3525-0087), (incorporated herein by reference to Exhibit 10.14g to the Company's Annual Report on Form 10-K for the year ended December 31,1996, File No. 0-8641).

  10.18  Casualty Reinsurance Contracts.

  10.18a Casualty Excess of Loss Reinsurance Agreement between Selective
         Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Selective Insurance Company of New York, and various insurance and/or reinsurance companies (Contract No. 3525-0090), (incorporated herein by reference to Exhibit 10.15g to the Company's Annual Report on Form 10K for the year ended December 31, 1996, File No. 0-8641).

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

  10.21 Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-8641).

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

* 10.24 Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.21 above, filed herewith.

  10.25 Amendment, dated June 30, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.21 above, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

  10.26 Amendment, dated May 31, 1998, to the Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank in Exhibit 10.23 above, (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

* 11     Computation of earnings per share, filed herewith.

* 13 Portions of the 1998 Annual Report to Stockholders incorporated by reference into this Form 10-K, filed herewith.

* 21     Subsidiaries of Selective Insurance Group, Inc., filed herewith.

* 23     Consent of Independent Auditors, filed herewith.

* 27     Financial Data Schedule, filed herewith.

P 99 Combined 1998 statutory Schedule P for the Selective Insurance Group. (information from reports furnished to state insurance regulatory authorities, filed concurrently herewith under cover of Form SE).