Form 10-K405/A
period 1998-12-31
SELECTIVE INSURANCE GROUP INC
filed 1999-04-16
CIK 230557

PAGE



April 13, 1999



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Selective Insurance Group, Inc. Form 10K405/A for the period ending December 31, 1998

Dear Sir or Madam:

Accompanying this letter for filing pursuant to the Securities Act of 1934, is an amendment to the 10K405 for the annual period ended December 31, 1998 (the "Form 10K405"), as set forth in the pages attached hereto:

1. The Registrant hereby modifies Item 14 of the Form 10K405 filed March 31, 1999 as follows:

     (i) The date of the William A. Dolan II, Director, signature has been corrected to March 31, 1999 from March 27, 1998 following page 36.

     (ii) Delete exhibit "P 99 Combined 1998 Statutory Schedule P for the Selective Insurance Group (information from reports furnished to state insurance regulatory authorities, filed concurrently herewith under cover of Form SE)". Delete the legend for annotation "P" following the Director's signature pages, as it is not used in the corrected exhibit index.

The Schedule P is no longer a required exhibit and reference to it was inadvertently left on the exhibit index.

Very truly yours,

/s/ David B. Merclean

David B. Merclean
Senior Vice President
and Chief Financial Officer

DBM:may



PAGE 1




                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
(Mark one)                   FORM 10-K/405/A

                             Amendment No. 1


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



By: /s/ Gregory E. Murphy            March 31, 1999
    -------------------------------
    Gregory E. Murphy, President and
    Chief Operating Officer

By: /s/ David B. Merclean            March 31, 1999
    -------------------------------
    David B. Merclean, Senior Vice
    President and Chief Financial Officer




By: /s/ Paul D. Bauer                March 31, 1999
    -------------------------------
    Paul D. Bauer, Director



By: /s/ A. David Brown               March 31, 1999
    -------------------------------
    A. David Brown, Director



By: /s/ William A. Dolan, II         March 31, 1999
    -------------------------------
    William A. Dolan, II, Director




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