Form 10-Q
period 1999-03-31
SELECTIVE INSURANCE GROUP INC
filed 1999-05-17
CIK 230557

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..........March 31, 1999............

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


Common stock, par value $2 per share, outstanding as of April 30, 1999:
                                                      27,989,766

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands, except share amounts)

                                                  Unaudited        Audited
ASSETS                                             March 31       December 31
------                                               1999            1998
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $341,192-1999; $373,179-1998).........   $     328,699        358,380
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,083,833-1999; $1,033,628-1998).....       1,113,142      1,075,276
Equity securities, available-for-sale -
     at fair value (cost of
     $135,570-1999; $135,758-1998).........         265,847        269,991
Short-term investments
     -at cost which approximates fair value          13,086         50,905
Other investments  - at fair value.........          16,015         16,087
                                                  ---------      ---------
   Total investments ......................       1,736,789      1,770,639

Cash.......................................           6,954          7,931
Interest and dividends due or accrued .....          22,166         22,537
Premiums and other receivables.............         256,841        240,125
Reinsurance recoverable on paid losses
     and loss expenses.....................          13,352         11,495
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         138,971        140,453
Prepaid reinsurance premiums...............          30,541         31,685
Real estate, furniture and equipment.......          51,065         50,950
Deferred policy acquisition costs..........         114,154        109,774
Goodwill...................................          20,362         20,391
Other assets...............................          37,802         26,188
                                                  ---------      ---------
   Total assets............................   $   2,428,997      2,432,168
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,022,243      1,014,386
Reserve for loss expenses..................         179,452        178,888
Unearned premiums..........................         413,697        400,143
Convertible subordinated debentures........           6,191          6,219
Short-term debt ...........................          29,792         28,287
Notes payable..............................          82,572         82,572
Current Federal income tax.................           3,652             86
Deferred Federal income tax................             529          7,226
Other liabilities .........................          95,479        106,778
                                                  ---------      ---------
   Total liabilities.......................       1,833,607      1,824,585
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
Issued: 37,674,488-1999; 37,416,237-1998 ..          75,349         74,833
Additional paid-in capital.................          49,107         45,449
Retained earnings..........................         487,195        477,118
Accumulated other comprehensive income.....         103,731        114,323
Treasury stock - at cost
     (shares: 9,586,250-1999; 8,892,335-1998)      (111,382)       (97,990)
Deferred compensation expense and notes
receivable from stock sales................          (8,610)        (6,150)
                                                  ---------      ---------
   Total stockholders' equity .............         595,390        607,583
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,428,997      2,432,168
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income




(dollars in thousands, except per share amounts)

                                                  Unaudited
                                              Three months ended
                                                   March 31
                                                1999      1998
                                               ------    ------
Revenues:
--------
Net premiums written....................    $  207,725   188,464
Net increase in unearned premiums and
     prepaid reinsurance premiums ......       (14,697)  (15,908)
                                               -------   -------
Net premiums earned ....................       193,028   172,556
Net investment income earned............        23,473    25,108
Net realized gains......................         8,597     1,081
Fee-for-service revenue.................         8,882     3,010
Other income............................           725       867
                                               -------   -------
   Total revenues.......................       234,705   202,622
                                               -------   -------

Expenses:
--------
Losses incurred ........................       125,534   104,206
Loss expenses incurred..................        18,348    17,472
Policy acquisition costs................        60,351    54,872
Dividends to policyholders..............         1,861     1,014
Interest expense........................         2,162     2,276
Fee-for-service expenses................         8,246     2,752
Other expenses..........................         1,529        90
                                               -------   -------
   Total expenses.......................       218,031   182,682
                                               -------   -------

Income before Federal income tax                16,674    19,940
                                               -------   -------

Federal income tax expense (benefit):
Current.................................         3,573     3,268
Deferred................................          (922)      716
                                               -------   -------
   Total Federal income tax
     expense............................         2,651     3,984
                                               -------   -------

Net income..............................    $   14,023    15,956
                                               =======   =======

Earnings per share:
------------------
   Basic................................    $     0.50      0.55

   Diluted .............................    $     0.48      0.50

Dividends to stockholders...............    $     0.14      0.14

See accompanying notes to unaudited consolidated financial statements.

                   SELECTIVE INSURANCE GROUP, INC.
                   ===============================
            Consolidated Statements of Stockholders' Equity


(dollars in thousands, except per share amounts)

                                          Unaudited       Unaudited
                                           March 31        March 31
                                             1999            1998
                                           --------        --------
Common stock:
 Beginning of year....................... $ 74,833        $ 72,728
 Dividend reinvestment plan
 (shares: 15,690 - 1999; 10,488 - 1998)..       31              21
 Convertible subordinated debentures
 (shares: 3,954 - 1999; 3,671 - 1998)....        8               7
 Stock purchase and compensation plans
 (shares: 238,607 - 1999; 277,364 - 1998)      477             555
                                            ------          ------
 End of period...........................   75,349          73,311
                                            ------          ------
Additional paid-in capital:
 Beginning of year.......................   45,449          30,450
 Dividend reinvestment plan..............      258             264
 Convertible subordinated debentures.....       11              18
 Stock purchase and compensation plans...    3,389           4,886
                                            ------          ------
 End of period...........................   49,107          35,618
                                            ------          ------
Retained earnings:
 Beginning of year.......................  477,118         439,811
 Net income..............................   14,023 14,023   15,956  15,956
 Cash dividends to stockholders
  ($.14 per share).......................   (3,946)         (4,127)
                                           -------         -------
 End of period...........................  487,195         451,640
                                           -------         -------
Accumulated other comprehensive income:
 Beginning of year.......................  114,323          89,051
 Other comprehensive income-increase
   (decrease) in net unrealized gains on
   available-for-sale securities, net of
   deferred income tax effect............  (10,592)(10,592) 15,032 15,032
                                           -------  ------  ------ ------
 End of period...........................  103,731         104,083
        Comprehensive income                          3,431         30,988
                                                      =====         ======
Treasury stock:
 Beginning of year.......................  (97,990)        (59,785)
 Acquisition of treasury stock
 (shares: 693,915 - 1999; 17,613 - 1998).  (13,392)           (460)
                                           -------          ------
 End of period........................... (111,382)        (60,245)
                                           -------          ------
Deferred compensation expense and notes
   receivable from stock sales:
 Beginning of year.......................   (6,150)         (6,939)
 Deferred compensation expense...........   (3,048)         (3,413)
 Amortization of deferred compensation
  expense and amounts received on notes..      588             673
                                           -------          ------
 End of period...........................   (8,610)         (9,679)
                                           -------          ------
Total stockholders' equity
(per share: $21.20 - 1999; $20.13 - 1998.$ 595,390         594,728
                                           =======         =======

                    SELECTIVE INSURANCE GROUP, INC.
                  Consolidated Statements of Cash Flows

                                                      Unaudited
                                            Three months ended March 31
(dollars in thousands)                             1999       1998
                                                   ----       ----

Operating Activities
--------------------
Net income ................................  $    14,023     15,956
                                                  ------     ------
Adjustments to reconcile net income to
  net cash provided by operating activities:
Decrease in interest and dividends due or
  accrued .................................          371        909
Increase in premiums and other receivables.      (16,716)   (13,324)
(Increase) decrease in reinsurance recoverable
  on paid losses and loss expenses ........       (1,857)     1,307
Increase in reserves for losses and
  loss expenses, net of reinsurance recoverable
  on unpaid losses and loss expenses.......        9,903      1,154
Increase in unearned premiums, net of prepaid
  reinsurance premiums.....................       14,698     15,908
Decrease in net Federal income tax ........        2,573      3,330
Increase in deferred policy acquisition costs     (4,380)    (5,390)
Depreciation and amortization..............        2,339      2,239
Net realized gains on investments .........       (8,597)    (1,081)
Other - net ...............................      (11,643)   (17,664)
                                                  ------     ------
Net adjustments ...........................      (13,309)   (12,612)
                                                  ------     ------
Net cash provided by operating activities..          714      3,344
                                                  ------     ------
Investing Activities
--------------------

Purchase of debt securities, held-to-maturity          -    (12,682)
Purchase of debt securities,
  available-for-sale ......................      (75,323)   (32,913)
Purchase of equity securities,
  available-for-sale ......................       (2,840)   (11,056)
Purchase of other investments..............          (31)         -
Sale of debt securities, available-for-sale       22,026      4,276
Redemption and maturities of debt securities,
  held-to-maturities.......................       29,685     13,692
Redemption and maturities of debt securities,
  available-for-sale ......................        3,018     27,536
Sale of equity securities, available-for-sale     11,646      2,784
Proceeds from other investments ...........          103         11
(Decrease) increase in net payable for security
  transactions ............................      (11,279)       904

Net additions to real estate, furniture and
  equipment ...............................       (1,841)    (3,094)
                                                  ------     ------
Net cash used in investing activities......  $   (24,836)   (10,542)
                                                  ------     ------

See accompanying notes to unaudited consolidated financial statements.

                    SELECTIVE INSURANCE GROUP, INC.
          Consolidated Statements of Cash Flows, continued

                                                      Unaudited
                                            Three months ended March 31
(dollars in thousands)                             1999       1998
                                                   ----       ----

Financing Activities
--------------------

Dividends to stockholders .................  $    (3,946)    (4,127)
Acquisition of treasury stock .............      (13,392)      (460)
Proceeds (payment) from short-term debt ...        1,505     (1,900)
Net proceeds from dividend reinvestment plan         289        285
Net proceeds from stock purchase and
  compensation plans.......................        3,866      5,441
Increase in deferred compensation expense and
  proceeds received on notes receivable from
  stock sales .............................       (2,996)    (3,361)
                                                  ------     ------
Net cash used in by financing activities...      (14,674)    (4,122)
                                                  ------     ------
Net decrease in short-term investments and cash  (38,796)   (11,320)
Short-term investments and cash at beginning
  of year..................................       58,836     33,798
                                                  ------     ------
Short-term investments and cash at end
  of period ...............................  $    20,040     22,478
                                                  ======     ======
Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest ..................................  $     3,028      2,971
Federal income tax ........................            -        654

Supplemental schedule of non-cash financing activity:
----------------------------------------------------

Conversion of convertible subordinated
  debentures ..............................           28         26







See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

1.  Basis of Presentation
    ---------------------
The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Reclassifications

Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.


3.  Current Accounting Pronouncements
    ---------------------------------

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

4.  Segment Information
    -------------------

The following summary presents revenues (net investment income in the case of the investments segment) and pretax income for the individual segments:


(in thousands)                 1999                   1998
----------------------------------------------------------------
                                   Income                Income
                        Revenue    (loss)       Revenue  (loss)
----------------------------------------------------------------
Commercial Lines
 Underwriting          $136,772   (12,265)      118,835   (5,003)
Personal Lines
 Underwriting            56,256      (614)       53,721      206
Investments              23,473    23,473        25,108   25,108
Fee-for-service
 Operations               8,882       636         3,010      258
                        -------   -------       -------  -------
Totals                 $225,383    11,230       200,674   20,569
                        =======   =======       =======  =======
Net realized on gains
 on investments                     8,597                  1,081
Interest expense                   (2,162)                (2,276)
General corporate
 (expenses)/income                   (991)                   566
Income before                     -------                -------
 Federal income tax              $ 16,674                 19,940
                                  =======                =======

5.  Reinsurance
    -----------

The following is a table of assumed and ceded amounts by income statement caption:
                                            Quarter ended March 31
(in thousands)                                 1999        1998
-------------------------------------------------------------------------
Net premiums written:
    Assumed                                $   7,803       6,435
    Ceded                                    (18,204)    (14,663)

Net premiums earned:
    Assumed                                $   6,659       5,474
    Ceded                                    (19,347)    (20,427)

Losses incurred:
    Assumed                                $   4,420       4,826
    Ceded                                    (14,386)    (15,968)

Loss expenses incurred:
    Assumed                                $     621         480
    Ceded                                        (45)       (958)




6.  Lines of Credit
    ---------------

At March 31, 1999 and March 31, 1998, there was $29.8 million and
$15.5 million, respectively, of short-term debt outstanding under the two lines of credit that the Company has available; the weighted average interest rate on these borrowings was 5.3% and 6.0% for the respective periods.



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


Results of Operations
---------------------

The following discussion is a comparison of the Quarter Ended March 31,1999("First Quarter 1999") to the Quarter Ended March 31, 1998 ("First Quarter 1998").

Revenues
--------

Net premiums increased $19 million, or 10.2%, during the First Quarter 1999 as compared to the same period in 1998. These results reflect $56 million in new business, partially offset by premiums lost due to a highly competitive commercial lines marketplace and premiums non-renewed as a result of the Company's regular review of its business.

The increase in 1999 net premiums written resulted in an increase in net premiums earned. After an insurance policy is sold, net premiums written are recorded for the sales transaction and then earned over the life of the insurance policy (which is generally a one-year term). The growth in the 1999 net premiums written resulted in an increase of 12%, or $20 million in net premiums earned for the First Quarter 1999 when compared with the same period in 1998.


Industry Segments
-----------------

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into four segments, each of which is managed separately. The four segments are commercial lines, personal lines, investments, and fee-for-service. All segments are evaluated based on their underwriting or operating results, which are prepared using the accounting policies described in Note 1 on pages 32, 33 and 34 of the 1998 Annual Report, incorporated herein by reference.


Commercial Lines Insurance

The commercial lines segment consists of six Strategic Business
Units ("SBUs") which account for approximately 72% of net premiums written during the First Quarter 1999. Net premiums increased $17 million, or 12.7% during this period resulting from increases in all commercial SBUs. These results reflect $43 million in new business, partially offset by premiums lost due to a highly competitive commercial lines marketplace and premiums non-renewed as a result of the Company's regular review of its business. The development of new business is primarily due to the Company's increase in the number of field underwriters (the key contact between the independent agent and the Company), the Company's Midwestern expansion and the Company's strengthening of agency relationships.

For the First Quarter 1999 the Commercial Lines statutory combined ratio was 108.2%, up over the First Quarter 1998. The 1999 results reflected weather-related catastrophe losses of $3.8 million, which increased the ratio by 2.8 points, as well as increased severe property losses of approximately $3.3 million, which increased the ratio by 2.4 points over the prior year.

Personal Lines Insurance

The Personal Lines SBU net premiums written increased $3 million, or 4.5%, for the First Quarter 1999. This change was driven by new business written of $13 million, partially offset by premiums lost due to competitive reasons. In the First Quarter of 1998, a change in New Jersey Homeowners Quota Share Reinsurance Program increased premiums by $4 million. Excluding this buy-out, personal lines net premiums written increased $7 million, or 13.4%.

For the First Quarter 1999, the Personal Lines SBU statutory combined ratio was 101.8%, up 2.8 points, over First Quarter 1998. The personal lines underwriting ratio increased 1.5 points to 26.1%. This is due primarily to an increase in expenses relating to the expansion of personal lines in several states outside New Jersey.

Investments

Net investment income earned for the First Quarter 1999 decreased 6.5%, or $1.6 million, compared to the same period in 1998. The decrease was driven by: 1) redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace; 2) a decrease in available cash due to the stock repurchase program and 3) a decreased cash flow due to acceleration of claim settlements, a 1998 change to pay commissions and a shift by customers toward multiple pay plans. The Company's overall annualized pre-tax investment yield decreased to 5.6% for First Quarter 1999 down from 5.9% for the same period in 1998.

Net Capital Gains increased $4.9 million to $5.6 million for the First Quarter 1999 due to the sale of equity securities as a result of the Company's regular review of the investment portfolio.

Fee-For-Service

In addition to its risk-bearing insurance activities, the Company also provides insurance-related services designed to generate fee income. The Company believes that leveraging its insurance knowledge to generate fee income will allow it to further diversify its business, avail itself of market opportunities created by the movement of insureds to alternative market products, and reduce the impact on its business resulting from underwriting cycles and weather-related catastrophe losses. The net revenues and pre-tax income of the fee-for-service businesses are shown in the table below.

The Company is in the process of expanding its Flood operations to all states in 1999, and is internally developing its own processing system to rate and issue policies over the internet. When completed in 1999, the system will eliminate the need to purchase support services from an outside vendor and result in overall savings. This system will also then be made available for the use of other companies through the marketing activities of PDA Computer Services, either on a processing fee basis or through a license agreement. The Company has also appointed 1,200 new flood-only agents, expanded its marketing program, and began placing representatives in the field to work closely with our agents.

Alta Services manages workers' compensation and automobile medical claims on a non-riskbearing basis for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses. Alta offers a full array of medical management services and creates new products as opportunities are presented, including, for example, medical pre-certifications required under the new personal automobile law in New Jersey.

SelecTech provides third party administrative services to self-insured accounts, and works closely with Alta Services to provide risk management alternative solutions.

PDA Software Services is a software developer acquired in December, 1998, which specializes in the insurance industry, and which also provides processing services to public and private sector organizations. The Company purchased PDA to serve as a distribution and processing services platform in connection with its flood and other systems initiatives. Consequently, its net revenues and operating results are not anticipated to reflect these new initiatives until after 1999. The pre-tax profits of PDA for the first quarter reflected charges totalling $340,000 for goodwill and retention bonuses intended to retain key PDA personnel. The retention bonuses will continue as charges against income through 2002.

                    Quarter ended March 31,        Quarter ended March 31,
(in thousands)                1999                           1998
--------------------------------------------------------------------------
                    Net           Pre-tax          Net          Pre-tax
                    Revenue       Profit           Revenue      Profit
                    -------       -------          -------      -------
Flood               $ 1,927       $   360          $1,685       $ 397
Alta Services         1,655           347           1,158        (111)
SelecTech               216            63             167         (28)
PDA Software
  Services            5,084          (134)              -           -
                    -------       -------          ------       -----
Totals              $ 8,882       $   636          $3,010       $ 258
                    =======       =======          ======       =====



Expenses
--------

The ratio of losses and loss expenses incurred to net premiums earned for the First Quarter of 1999 was 74.8%, compared to 70.6% for the first quarter of 1998. The First Quarter 1999 loss and loss expenses included weather-related catastrophe claims of $4 million and a $3.3 million increase in severe property losses (before-tax), which increased the loss and loss expense ratio by 2.2 points and 1.7 points, respectively. The weather-related losses primarily impacted the Habitational & Recreational and Mercantile & Service SBU's.

Overall, the commercial lines loss and loss expense ratio increased by
5.5 points. The increase for the first quarter of 1999 reflected weather-related catastrophe claims of $4 million that added 2.8 points, and increased large commercial property losses of $3.3 million that added 1.7 points. The majority of these large, non-catastrophe property losses were on policies in force two years or more and in the primary operating territories of New York, New Jersey, Pennsylvania and North Carolina.

The personal lines SBU loss and loss expense ratio increased by 1.5 points to 75.7%. These results include $0.5 million in catastrophe losses which added 0.9 points to the ratio.

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

For the three-year period ended December 31, 1998, the Company does not believe it will incur an obligation to make an excess profit premium refund. The premium reductions imposed by the recently enacted NJ Auto Insurance Cost Reduction Act will make the possibility of incurring this obligation less likely in future years. However, if the Company's current profitability continues in its New Jersey personal automobile business, it may be possible that it will incur an excess profit premium refund obligation in the future. The Company considers the potential effect of such excess profits in establishing its accruals.

In March 1999, a new personal automobile insurance law in New Jersey became effective which will provide for a statewide average premium reduction of 15%. As a result, the Company anticipates that annual premiums in this line may be reduced by approximately $24 million. The financial impact of the new law will be partially offset by the Company's rate adequacy in this line and potentially significant cost reductions through the use of medical protocols, anti-fraud provisions and other procedures provided for in the law. Taking these into account and variable costs and taxes, annual earnings may be reduced by approximately $3 million. The impact on the Company's earnings will not be fully reflected in 1999, due to the April 1999 effective date of the rollback. In addition, the state has recently delayed implementation of the medical cost savings provisions of the law. In May, we believe the state will issue guidelines regulating insurers' medical pre-certification plans. We expect Selective's plan will be approved soon after the guidelines are released, with the result that the delay will not have a material impact on medical cost savings. However, there can be no assurance that the guidelines will be issued without delay, or that they will be consistent with the Company's expectations, in which case it is possible that the anticipated medical savings may not be fully realized and that the Company's earnings could be further impacted.

Productivity in the First Quarter 1999, as measured by net premiums written per employee, was approximately $466,000, up from $455,000 for 1998. The increase is due primarily to growth in net premiums written in 1999.

The ratio of policy acquisition costs to net premiums earned for the first quarter of 1999 decreased to 31.3% from 31.8% for the same period in 1998. The ratio primarily reflects an increase of $20 million, or 12% in the net premiums earned during the period. Underwriting labor costs decreased approximately $0.4 million dollars in the First Quarter 1999 primarily due to the decrease in the annual cash incentive program portion of compensation expense, which amounted to $0.5 million of the overall decrease. The reduction in incentive compensation was partially offset by higher salaries due to increased field employees and Midwest expansion. Commission expenses decreased slightly as a percentage of net premiums earned primarily due to decreasing commission incentives to agents and an increase in ceding flood commissions received by the Company.

Total Federal income tax expense decreased by $1 million to $3 million for First Quarter of 1999 compared to $4 million for the First Quarter of 1998. The Company's effective tax rate was 15.9% for the first quarter of 1999, compared with 20.0% for the First Quarter of 1998. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the first quarter of 1999 was lower than the first quarter of 1998, mainly due to the higher level of underwriting losses in 1999.

Income
------

The table below shows operating income, net realized gains, and net income, including per diluted share amounts for the quarters ended March 31, 1999 and 1998.
-----------------------------------------------------------------------------
                                                  Quarter ended
($ in thousands,                                     March 31
except for per share data)                        1999    1998
-----------------------------------------------------------------------------
Operating income, excluding
  net realized gains
  (net of tax)                              $     8,435  15,253

Net realized gain,
  net of tax                                      5,588     703

Net income                                       14,023  15,956


Per diluted share:
  Operating income (1)                              .29     .48

  Net realized gain                                 .19     .02

  Net income(1)                                     .48     .50


----------------------------------------------------------------------------
(1) Operating and Net Income for the First Quarter 1999 was reduced by approximately $5 million after reinsurance and taxes, due to catastrophe and increased large property losses, or $.18 per basic and $.16 per diluted share.


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

The Company's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. On May 7, 1999, the Company's Board of Directors (the "Board") authorized management to repurchase an additional one million shares of its common stock under the repurchase program, bringing the overall number of authorized shares to
5 million.   The stock may be repurchased from time to time in the open market or in privately negotiated transactions. The determination to make such purchases is made based on market conditions, available cash and alternative investment opportunities. As of May 4, 1999, the Company had repurchased a total of 3.4 million shares at a total cost of $70 million under the program, of which 1.0 million shares were repurchased from January 1, 1999 through May 4, 1999, at a total cost of $20 million.

On May 7, 1999, the Company's Board of Directors also approved a 7% increase to the stockholders quarterly dividend from $0.14 per share to $0.15 per share, beginning with the dividend payable June 1, 1999.

For the First Quarter 1999 and 1998, cash provided by operating activities was $.7 million and $3 million respectively. The higher levels of net premiums written during 1999 were offset by an increase in claims paid, including a portion of the previously noted weather-related catastrophe and increased large commercial property losses. The rate at which outstanding claims are being paid and closed has increased due to the implementation of claims management specialists ("CMSs") in the field and improved litigation management. The Company believes that the deployment of the CMSs and the enhanced litigation management programs will result, over the long-term, in more favorable claim settlements. Also a trend toward installment plans for premium collections has reduced cash inflow for First Quarter 1999. The Company expects to generate cash from operations over the balance of the year.

Total assets decreased .1%, or $3 million, from December 31, 1998 to March 31, 1999. This was principally due to a decrease in investments of $34 million which reflects unrealized losses of $16 million and $13 million of funds utilized to purchase Selective stock under the Company's repurchase program. This decrease was offset by: (i) an increase in premiums and other receivables of $17 million due to higher premium levels as well as the previously mentioned trend toward installment plans; (ii) deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) of $4 million primarily due to the increased premium volume; and (iii) a $12 million increase in other assets due to a prepayment to the UCJF of $8 million and a $4 million increase in receivable from underwriting pools and the N.J. Guaranty Fund.

The rise in total liabilities of 0.5%, or $9 million, from December 31, 1998 to March 31, 1999 was mainly attributable to increases of $14 million and $8 million in unearned premiums and reserves for losses and loss expenses, respectively. These increases are driven by the 10% increase in net premiums written. The increase in reserves for loss and loss expenses also reflects a portion of the $7 million in weather-related catastrophe losses and increased large property claims experienced in the quarter. These increases were partially offset by a $13 million decrease in contingent commissions payable primarily as a result of agents profit sharing payments made in the First Quarter 1999.




Year 2000
---------

Many currently installed computer systems and software products use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not "Year 2000" compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction. As a result, during the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company is preparing for the potential Year 2000 issues (the "Y2K" issue) that could affect its information systems, mainframe applications, personal computers (PCS), communications systems, and non-information technology equipment. Y2K issues associated with the information systems of the Company's suppliers and independent insurance agents are also being addressed. The Company's preparations include modification, replacement and testing of hardware and software, development of contingency plans, and efforts to identify and address Y2K issues associated with third parties who are material to the Company's operations.

The Company has a number of critical business systems, including, policy underwriting, billing, decision support, claims and financial reporting systems. Remediation efforts commenced in 1997, and by 1998 over 9 million lines of computer code were inspected with approximately 900,000 lines of code revised in all major systems other than the claims system. The claims system remediation is currently in progress, and is estimated to be completed in June, 1999. In connection with hardware issues, a mainframe (enterprise server) upgrade was completed in August 1998, and an inventory of all Personal Computers (PCS) and network equipment was completed at that time. Necessary upgrading or replacement of PCS and network equipment is underway, and is expected to be completed in the second quarter of 1999.

A series of global system integration tests will be run to test Y2K readiness, and are intended to synchronize all systems, and to ensure that routine maintenance remains Y2K compatible. Two of these tests were successfully completed in 1998. The 1998 tests, which included testing by programmers and business users, identified minimal necessary changes to program code. Required changes were completed at the time of identification.
Two additional such tests are scheduled for 1999, and they will include the remediated claims system when completed, as well as a new financial reporting system, which became operational after the 1998 tests were completed.

The Company anticipates Y2K readiness in all critical areas, and estimates it is 90% complete in its preparation and remediation. As noted above, testing is 50% complete. The Company has adopted a contingency planning strategy that addresses mission critical and non-mission critical business processes. The Company has a Disaster Recovery Plan for the Information Systems Department, providing for the continuation of data processing operations at an off-site disaster recovery facility.

The Company's Y2K awareness initiative addresses its interaction with its independent agents, suppliers and customers. The Company's main business customers are independent insurance agents. The Company has provided Y2K information to all of its independent agents, its representatives have spoken at agency functions, and it has conducted an agent's technology fair, all intended to provide as much Y2K information as possible to help our agents address the issue in their businesses. In addition, the Company has established a Y2K hotline for questions. An agency Y2K systems readiness survey is 90% complete which will identify agents who may not be Y2K compliant.

The Company's suppliers include software vendors, service providers and material suppliers. Each of the vendors has been contacted by the Company to obtain written confirmation on the status of their Y2K readiness. All critical vendors have indicated readiness and are currently being tested.

The Company believes that most significant Y2K insurance claims are likely to occur in the information technology business sector, and under errors and omissions (E&O) and directors and officers liability (D&O) insurance coverages. The Company has not significantly participated in the technology business sector, nor has it significantly written E&O and D&O coverage types. The Company has also communicated to agents and policyholders that it will not cover Y2K losses, with the possible exception of certain losses involving property damage or bodily injury which can not be quantified at this time. The Company is using the Insurance Services Office Y2K exclusionary endorsements on most new and renewal commercial lines policies. In addition, the Company's casualty excess of loss treaty was amended, effective July 1, 1998, to include as covered losses all Y2K losses aggregated as a single event, with protection totaling $38 million in excess of a $12 million retention. The coverage protects against any Y2K claim which is asserted in the 36 month period beginning on July 1, 1998.

The Company has projected what it believes to be the most reasonably likely worst case scenarios related to potential Y2K failures and disruptions. These scenarios include computer system failures occurring within its independent agency distribution system and the Company's out-sourced processing of premium remittances. Contingency plans have been developed that will allow the Company to carry on operations if such scenarios were to occur. The contingency plans include provisions to undertake manual processing in situations where business partner computer systems are not functioning normally. Manual processing would reduce the Company's overall efficiency, however, it would not materially impact the Company's ability to operate. Each mission critical business department has a plan for resumption of business in which the functions to be restored are prioritized by critical time frames. These plans will enable processing of core business to continue for a limited time while adjustments are being made.

The failure to correct a material Y2K problem could result in interruption to normal business activities or operations, such as policy underwriting and claims payment. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the potential problem. The Company believes its internal information systems will have been adequately modified and safeguarded to protect from such failures. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of independent insurance agents and third-party suppliers and customers, the Company is unable to determine at this time whether, or to what extent, a Y2K failure could occur. A Y2K failure could have a material adverse impact on the Company's operations, liquidity or financial condition.

The Company acquired PDA Software Services, Inc. (PDA), in December, 1998. As part of an extensive due diligence process, the Y2K exposures of PDA were evaluated, and it was concluded that no material exposure to Y2K claims was present. Additionally, a technology errors and omissions insurance policy was purchased which provides $10 million coverage for any Y2K claim resulting from any work performed by PDA after January 1, 1988.

The Company does not presently anticipate that costs incurred for the Y2K project will be material. Current estimates of the compliance costs which will be incurred to ensure Y2K readiness are $2.3 million, and as of March 31, 1999, the Company has incurred approximately $1.9 million of that amount. The estimated amount includes both modification costs, which are expensed as incurred, and certain system replacement costs, some of which are capitalized and amortized. Modification costs which have been charged to earnings in 1999, 1998, 1997 and 1996 are approximately $100,000, $500,000, $700,000 and $100,000, respectively. The remaining $500,000 expended has been capitalized.

The Company does not presently anticipate that costs incurred for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition. Our acquisitions of other companies subject us to risks.

                                 Part II
                                 -------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

There have been no material changes in the information about market risk set forth in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

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


                     SELECTIVE INSURANCE GROUP, INC.
                     -------------------------------
                                Registrant


Date:  May 17, 1999


By: /s/Gregory E. Murphy
   -------------------------------------
   Gregory E. Murphy,
   President and
   Chief Executive Officer


Date:  May 17, 1999


By: /s/David B. Merclean
   -------------------------------------
   David B. Merclean,
   Senior Vice President and
   Chief Financial Officer

                      SELECTIVE INSURANCE GROUP, INC.
                            INDEX TO EXHIBITS



Exhibit No.

    11      Statement Re Computation of per Share Earnings

    27      Financial Data Schedule