Form 10-Q
period 1999-06-30
SELECTIVE INSURANCE GROUP INC
filed 1999-08-16
CIK 230557

PAGE


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .June 30, 1999. . . . . . .

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

Common stock, par value $2 per share, outstanding as of July 31, 1999:
                                                            27,760,952


                                   -1-



PAGE



Item 1.  Financial Statements.
------------------------------

                      SELECTIVE INSURANCE GROUP, INC.
                      -------------------------------
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands, except per share amounts)

                                                 (unaudited)
ASSETS                                             June 30       December 31
------                                               1999            1998
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $317,917-1999; $373,179-1998).........   $     311,343        358,380
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,142,424-1999; $1,033,628-1998).....       1,144,361      1,075,276
Equity securities, available-for-sale -
     at fair value (cost of
     $116,030-1999; $135,758-1998).........         239,272        269,991
Short-term investments -
     at cost which approximates fair value           16,104         50,905
Other investments - at fair value..........          16,508         16,087
                                                  ---------      ---------
   Total investments ......................       1,727,588      1,770,639

Cash.......................................           9,496          7,931
Interest and dividends due or accrued .....          23,450         22,537
Premiums and other receivables.............         276,982        240,125
Reinsurance recoverable on paid losses
     and loss expenses.....................          11,498         11,495
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         148,629        140,453
Prepaid reinsurance premiums...............          30,324         31,685
Deferred Federal income tax................          12,098              -
Real estate, furniture and equipment.......          51,192         50,950
Deferred policy acquisition costs..........         117,835        109,774
Goodwill...................................          20,024         20,391
Other assets...............................          28,169         26,188
                                                  ---------      ---------
   Total assets............................   $   2,457,285      2,432,168
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,029,596      1,014,386
Reserve for loss expenses..................         181,545        178,888
Unearned premiums..........................         432,084        400,143
Convertible subordinated debentures........           6,187          6,219
Short-term debt ...........................          31,752         28,287
Notes payable..............................          82,572         82,572
Current Federal income tax.................           7,175             86
Deferred Federal income tax................               -          7,226
Other liabilities .........................          95,158        106,778
                                                  ---------      ---------
   Total liabilities.......................       1,866,069      1,824,585
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
     Issued: 37,765,504-1999; 37,416,237-1998        75,531         74,833
Additional paid-in capital.................          50,821         45,449
Retained earnings..........................         510,654        477,118
Accumulated other comprehensive income.....          81,366        114,323
Treasury stock - at cost
     (shares: 10,014,389-1999; 8,892,335-1998)     (119,292)       (97,990)
Deferred compensation expense and notes
      receivable from stock sales..........          (7,864)        (6,150)
                                                  ---------      ---------
   Total stockholders' equity .............         591,216        607,583
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,457,285      2,432,168
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      ================================
                      Consolidated Statements of Income


(dollars in thousands, except per share data)
                                          (unaudited)        (unaudited)
                                         Quarter ended     Six Months Ended
                                            June 30            June 30
                                         1999     1998     1999     1998
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  215,059  196,636  422,784  385,100
Net increase in unearned premiums
     and prepaid reinsurance
     premiums .......................   (18,605) (19,084) (33,302) (34,992)
                                        -------  -------  -------  -------
Net premiums earned .................   196,454  177,552  389,482  350,108
Net investment income earned.........    23,455   24,080   46,928   49,188
Net realized gains ..................    23,604    1,798   32,201    2,879
Fee-for-service revenue..............     7,613    3,271   16,495    6,281
Other income.........................       772      796    1,497    1,662
                                        -------  -------  -------  -------
   Total revenues....................   251,898  207,497  486,603  410,118
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................   121,029  109,187  246,563  213,393
Loss expenses incurred...............    18,600   17,602   36,948   35,074
Policy acquisition costs.............    62,330   56,713  122,681  111,585
Dividends to policyholders...........     1,589    1,686    3,450    2,700
Interest expense.....................     2,155    2,290    4,317    4,566
Fee-for-service expenses.............     7,220    2,487   15,466    5,239
Other expenses.......................     1,021      896    2,550      985
                                        -------  -------  -------  -------
   Total expenses....................   213,944  190,861  431,975  373,542
                                        -------  -------  -------  -------

Income before Federal income tax ....    37,954   16,636   54,628   36,576
                                        -------  -------  -------  -------

Federal income tax expense (benefit):
Current..............................    10,904    1,887   14,477    5,155
Deferred.............................      (565)   1,139   (1,487)   1,855
                                        -------  -------  -------  -------
   Total Federal income tax
     expense.........................    10,339    3,026   12,990    7,010
                                        -------  -------  -------  -------

Net income...........................$   27,615   13,610   41,638   29,566
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Basic.............................$     1.00     0.47     1.49     1.02

   Diluted ..........................$     0.95     0.44     1.43     0.93

Dividends to stockholders............$     0.15     0.14     0.29     0.28

See accompanying notes to unaudited consolidated financial statements.

PAGE


                   SELECTIVE INSURANCE GROUP, INC.
                   ===============================
            Consolidated Statements of Stockholders' Equity


(dollars in thousands, except per share amounts)

                                          Unaudited       Unaudited
                                           June 30         June 30
                                             1999            1998
                                           --------        --------
Common stock:
 Beginning of year....................... $ 74,833        $ 72,728
 Dividend reinvestment plan
 (shares: 32,131 - 1999; 21,301 - 1998)..       64              43
 Convertible subordinated debentures
 (shares: 4,518 - 1999; 4,235 - 1998)....        9               8
 Stock purchase and compensation plans
 (shares: 312,618 - 1999; 367,350 - 1998)      625             735
                                            ------          ------
 End of period...........................   75,531          73,514
                                            ------          ------
Additional paid-in capital:
 Beginning of year.......................   45,449          30,450
 Dividend reinvestment plan..............      534             526
 Convertible subordinated debentures.....       14              21
 Stock purchase and compensation plans...    4,824           5,305
                                            ------          ------
 End of period...........................   50,821          36,302
                                            ------          ------
Retained earnings:
 Beginning of year.......................  477,118         439,811
 Net income..............................   41,638 41,638   29,566 29,566
 Cash dividends to stockholders
  ($.29 per share-1999;
   $.28 per share-1998)..................   (8,102)         (8,261)
                                           -------         -------
 End of period...........................  510,654         461,116
                                           -------         -------
Accumulated other comprehensive income:
 Beginning of year.......................  114,323          89,051
 Other comprehensive income-increase
   (decrease) in net unrealized gains on
   available-for-sale securities, net of
   deferred income tax effect............  (32,957)(32,957) 14,837 14,837
                                           -------  ------  ------ ------
 End of period...........................   81,366         103,888
        Comprehensive income                         8,681         44,403
                                                     =====         ======
Treasury stock:
 Beginning of year.......................  (97,990)        (59,785)
 Acquisition of treasury stock
 (shares: 1,122,054 - 1999;
   448,213 - 1998).......................  (21,302)        (11,470)
                                           -------          ------
 End of period........................... (119,292)        (71,255)
                                           -------          ------
Deferred compensation expense and notes
   receivable from stock sales:
 Beginning of year.......................   (6,150)         (6,939)
 Deferred compensation expense...........   (3,190)         (2,053)
 Amortization of deferred compensation
  expense and amounts received on notes..    1,476             817
                                           -------          ------
 End of period...........................   (7,864)         (8,175)
                                           -------          ------
Total stockholders' equity
(per share: $21.30 - 1999; $20.38 - 1998.$ 591,216         595,390
                                           =======         =======

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows

                                                       Unaudited
                                                 Six months ended June 30
(dollars in thousands)                               1999        1998
                                                     ----        ----
Operating Activities
--------------------
Net income                                     $    41,638      29,566
Adjustments to reconcile net income to
     net cash provided by operating activities:
(Increase) decrease in interest and dividends
     due or accrued                                   (913)        723
Increase in premiums and other receivables         (36,857)    (40,553)
(Increase) decrease in reinsurance recoverable
     on paid losses and loss expenses                   (3)      1,177
Increase (decrease) in reserves for losses and loss
     expenses, net of reinsurance recoverable on
     unpaid losses and loss expenses                 9,691        (344)
Increase in unearned premiums, net of
     prepaid reinsurance premiums                   33,302      34,992
Decrease (increase) in net Federal income tax        5,511        (643)
Increase in deferred policy acquisition costs       (8,061)    (12,390)
Depreciation and amortization                        5,626       4,270
Net realized gains on investments                  (32,201)     (2,879)
Other - net                                         (1,330)     (9,330)
                                                    ------      ------
Net adjustments                                    (25,235)    (24,977)
                                                    ------      ------
Net cash provided by operating activities           16,403       4,589
                                                    ------      ------

Investing Activities
--------------------
Purchase of debt securities, held-to-maturity            -     (12,682)
Purchase of debt securities, available-for-sale   (141,264)    (57,813)
Purchase of equity securities, available-for-sale   (5,589)    (33,979)
Purchase of other investments                         (527)          -
Sale of debt securities, available-for-sale         22,026      33,695
Redemption and maturities of debt securities,
     held-to-maturities                             47,058      27,306
Redemption and maturities of debt securities,
     available-for-sale                             10,319      38,139
Sale of equity securities, available-for-sale       57,484       5,524
Proceeds from other investments                        106          25
(Decrease) in net payable from security
     transactions                                  (12,280)     (5,170)
Net additions to real estate, furniture
     and equipment                                  (3,942)     (6,277)
                                                    ------      ------
Net cash used in investing activities          $   (26,609)    (11,232)
                                                    ------      ------

Financing Activities
--------------------
Dividends to stockholders                      $    (8,102)     (8,261)
Acquisition of treasury stock                      (21,302)    (11,470)
Proceeds from short-term debt                        3,465       1,600
Net proceeds from dividend reinvestment plan           598         569
Net proceeds from stock purchase and
     compensation plans                              5,449       6,040
Increase in deferred compensation expense and
     proceeds received on notes receivable
     from stock sales                               (3,138)     (2,001)
                                                    ------      ------
Net cash used in financing activities              (23,030)    (13,523)
                                                    ------      ------


Net decrease in short-term
     investments and cash                          (33,236)    (20,166)
Short-term investments and cash at
     beginning of year                              58,836      33,798
                                                    ------      ------
Short-term investments and cash at
     end of period                            $     25,600      13,632
                                                    ======      ======


Supplemental disclosures of cash flow information
-------------------------------------------------
Cash paid during the period for:
Interest                                      $      4,729       4,652
Federal income tax                                   7,400       7,654

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures                                         32          30




See accompanying notes to unaudited consolidated financial statements.

PAGE




          Notes to Unaudited Consolidated Financial Statements
          ----------------------------------------------------


1.  Basis of Presentation
    ---------------------
The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Reclassifications
    -----------------
Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.  Current Accounting Pronouncements
    ----------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was previously effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application was encouraged, but was permitted only as of the beginning of any fiscal quarter that begins after issuance of financial statements of prior periods. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which defers the effective date of FASB 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently invest in derivative securities, therefore the adoption of this statement is not expected to have a material effect on the Company's result of operations or financial condition.

Page





  4.  Segment Information

      The Company's insurance subsidiaries are primarily engaged in writing property and casualty insurance. The Company has classified its business into four segments which are commercial lines underwriting, personal lines underwriting, investments, and fee-for-service operations. All segments are evaluated based on their GAAP underwriting results, or results of operations. The following summary presents revenues (net investment income in the case of the investments segment) and pretax income for the individual segments:


                                 Quarter ended          Quarter ended
(in thousands)                   June 30, 1999          June 30, 1998
-----------------------------------------------------------------------
                                          Income                  Income
                            Revenue       (Loss)    Revenue       (Loss)
Commercial Lines
     Underwriting          $138,508      (5,309)    125,297      (8,169)
Personal Lines
     Underwriting            57,946        (710)     52,255       1,079
Investments                  23,455      23,455      24,080      24,080
Fee-for-service
     Operations               7,613         393       3,271         784
                            -------      ------     -------      ------
Totals                     $227,522      17,829     204,903      17,774
                            =======      ======     =======      ======

Net realized on gains
     on investments                      23,604 (1)               1,798
Interest Expense                         (2,155)                 (2,290)
General corporate
     (expense)/income                    (1,324)                   (646)
                                         ------                  ------
Income before
     Federal income tax                 $37,954                  16,636
                                         ======                  ======


                               Six months ended       Six months ended
(in thousands)                   June 30, 1999          June 30, 1998
-----------------------------------------------------------------------
                                          Income                  Income
                            Revenue       (Loss)    Revenue       (Loss)
Commercial Lines
     Underwriting          $275,280     (19,191)    244,132     (12,951)
Personal Lines
     Underwriting           114,202         (67)    105,976       1,064
Investments                  46,928      46,928      49,188      49,188
Fee-for-service
     Operations              16,495       1,029       6,281       1,042
                            -------      ------     -------      ------
Totals                     $452,905      28,699     405,577      38,343
                            =======      ======     =======      ======

Net realized on gains
     on investments                      32,201 (1)               2,879
Interest Expense                         (4,317)                 (4,566)
General corporate
     (expense)/income                    (1,955)                    (80)
                                         ------                  ------
Income before
     Federal income tax                 $54,628                  36,576
                                         ======                  ======

(1) Net Realized gains for the Second Quarter 1999 and Six Months 1999 were impacted by the Company's desire to reduce its exposure in the equity market.

Page


5.  Reinsurance
    -----------

The following is a table of assumed and ceded amounts by income statement caption:

                                 Quarter ended         Six months ended
                                    June 30                 June 30
                                 -------------         ----------------
(in thousands)                 1999        1998        1999        1998
-----------------------------------------------------------------------
Net premiums written:
     Assumed                $ 2,435       5,609      10,238      12,044
     Ceded                  (19,579)    (20,306)    (37,783)    (34,969)

Net premiums earned:
     Assumed                $ 4,428       7,159      11,087      12,633
     Ceded                  (19,797)    (21,080)    (39,144)    (41,507)

Losses incurred:
     Assumed                $ 2,860       5,431       7,280      10,257
     Ceded                  (19,261)    (12,363)    (33,647)    (28,331)

Loss expenses incurred:
     Assumed                $   315         715         936       1,195
     Ceded                   (1,124)       (644)     (1,169)     (1,602)


6.  Lines of Credit
    ---------------

At June 30, 1999 and June 30, 1998, there was $31.8 million and $19 million, respectively, of short-term debt outstanding under the two lines of credit that the company has available; the weighted average interest rate on these borrowings was 5.3% and 6.0% for the respective periods.


Forward-looking statements
--------------------------
This quarterly report on Form 10-Q contains certain statements that are not historical facts and are considered "forward-looking statements" (as define in the Private Securities Litigation Act of 1995), which can be identified by terms such as "believes," "expects," "intends," "may," "will," "should," "anticipates," the negatives thereof, or by discussion of strategy, goals and/or future expectations. Such forward-looking statements involve opinions and predictions based on current information and assumptions, and no assurance can be given that the future results will be achieved since events or results may materially differ as the result of risks and uncertainties facing the Company. These include, but are not limited to, economic, market or regulatory conditions, competition, and investment risks, as well as risks associated with the Company's entry into new markets, diversification and catastrophic events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References herein to the "Company" or "Selective" are references to Selective Insurance Group, Inc. and its consolidated subsidiaries.

PAGE



Results of Operations
---------------------

The following discussion is a comparison of the Quarter Ended June 30, 1999 ("Second Quarter 1999"), and Six Months Ended June 30, 1999 ("Six Months 1999"), to the Quarter Ended June 30, 1998 ("Second Quarter 1998"), and Six Months Ended June 30, 1998 ("Six Months 1998").

Revenues

For the Second Quarter 1999, net premiums written increased $18 million, or 10%, as compared to the Second Quarter 1998. Net premiums written increased $38 million, or 10%, during the Six Months 1999 as compared to the same period in 1998. These results reflect $60 million for Second Quarter 1999 and $116 million in new business for Six Months 1999 compared to the same periods in 1998, partially offset by premiums lost due to a highly competitive commercial lines marketplace and premiums non-renewed as a result of the Company's regular review of its business.

The trend of increasing net premiums written during both 1998 and 1999 resulted in higher net premiums earned. After an insurance policy is sold, net premiums written are recorded for the sales transaction and then earned over the life of the insurance policy (which is generally a one-year term). The growth in the net premiums written resulted in an increase of 11%, or $39 million, for the Six Months 1999 and 11%, or $19 million in net premiums earned for the Second Quarter 1999 compared to the same periods in 1998.

Operating Segments
------------------
The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into four segments, each of which is managed separately. The four segments are commercial lines underwriting, personal lines underwriting, fee-for-service operations and investments. All segments are evaluated based on their underwriting or operating results, which are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). For an additional description of these accounting policies, refer to Note 1 to the Company's Consolidated Financial Statements on pages 32, 33 and 34 of the 1998 Annual Report.

     Commercial Lines

The Commercial Lines Underwriting segment consists of six Strategic Business Units ("SBUs") which accounted for approximately 72% of net premiums written during the Second Quarter 1999 and Six Months 1999. Net premiums written increased $15 million, or 11% for the Second Quarter 1999, and $32 million, or 12% for the Six Months 1999 compared to the same periods in 1998. These increases were reflected in the performance of all commercial SBUs and included $46 million in new business for the Second Quarter 1999 and $89 million in new business for the Six Months 1999. Our new business production was partially offset by premiums lost due to a highly competitive commercial lines marketplace and premiums non-renewed as a result of the Company's regular review of its business. The development of new business is primarily due to the Company's increase in the number of field underwriters (the key contact between the independent agent and the Company), the Company's expansion of its operations in Midwestern states and New England as well as the Company's strengthening of agency relationships.

PAGE

For the Second Quarter 1999 and Six Months 1999, respectively, the Commercial Lines statutory combined ratio was 104.4% and 106.3%, down 1.9 points for the Second Quarter 1999 and up 1.2 points for Six Months 1999 when compared to the same periods in 1998. The decline for the Second Quarter 1999 reflects a lower amount of catastrophe losses: however Six Months 1999 results compared to the same period of 1998 results reflect an increase in severe property losses of approximately $5 million, the majority of which occurred in the quarter ended March 1999. These losses increased the Six Months 1999 ratio by
1.6 points over the same period in 1998.

     Personal Lines

The Personal Lines Underwriting segment net premiums written increased $4 million, or 6.2%, for the Second Quarter 1999, and $6 million, or 5.3% for Six Months 1999 when compared with the same periods in 1998. This increase resulted from new business written of $14 million in the Second Quarter 1999 and $27 million in the Six Months 1999. New business in territories outside of New Jersey amounts to $6 million and $11 million for Second Quarter 1999 and Six Months 1999, respectively. This new business reflects the expansion efforts in Personal lines in states outside of New Jersey. Personal Lines premium in New Jersey remained constant with 1998 for both the Second Quarter 1999 and Six Months 1999, with growth in Urban Enterprise Zone business (the Urban Enterprise Zone Program requires New Jersey Auto insurers to write an amount of urban auto insurance proportionate to their market share; the Company has fully met its 1999 obligation to write this business as of Second Quarter 1999) offsetting a decline in voluntary premium. The decline in Voluntary New Jersey personal lines premium is attributable to approximately $3 million of reduced premium on existing policies requested by insureds pursuant to New Jersey Auto Reform Legislation effective April 1999, as well as to the 15% rate reduction mandated by such law on renewals occurring in the Second Quarter 1999 (projected to be approximately $24 million on an annual basis). In the First Quarter of 1998, a change in the New Jersey Homeowners Quota Share Reinsurance Program increased premiums by $4 million due to a one-time buyout of unearned premium reserve; there was no corresponding increase in 1999. Excluding this change to the New Jersey Homeowners Quota Share Program, personal lines net premiums written increased $11 million, or 10% compared to the same periods in 1998. For further information about the New Jersey Auto Reform see "Expenses" in Item 2.

For the Second Quarter 1999 and Six Months 1999 the Personal Lines SBU statutory combined ratio was 96.2% and 98.9% respectively, down 2.9 points from the Second Quarter 1998 and 0.1 point from the Six Months 1998. The statutory combined ratio for Six Months 1999 decreased 0.1 points to 98.9% when compared to Six Months 1998. These decreases were due primarily to decreasing loss adjustment expenses resulting from expense control initiatives partially offset by an increase in expenses relating to the expansion of personal lines in states outside New Jersey.

    Investments

Net investment income earned for the Second Quarter 1999 and Six Months 1999 decreased 1.3% or $0.2 million and 2.8% or $1.1 million, respectively, when compared to the same periods in 1998. These decreases resulted from: 1) redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace; 2) a decrease in available cash due to cash used for the Company's stock repurchase program and 3) a decrease in cash flow due to acceleration of claim settlements (which is having less of an impact on cash-flow in 1999 than in 1998 and 1997), and a shift by customers toward extended pay plans for insurance premiums. However, cash flow for the Six Months 1999 was increased $11 million compared to the same period in 1998.

PAGE


Investment portfolio management strategies have allowed the Company to maintain a 4.4% annualized after-tax investment yield for Second Quarter 1999 and Six Months 1999, a 0.1 point decrease from 4.5% for the same periods in 1998. Net Realized Gains (net of tax) increased $14.2 million to $15.3 million and $19.1 million to $20.9 million for the Second Quarter 1999 and Six Months 1999. These gains were realized from the sale of equities as part of the Company's effort to reduce its exposure in the equity market resulting from the Company's regular review of the investment portfolio.

      Fee-For-Service Operations

In addition to its risk-bearing insurance activities, the Company also provides diversified insurance services designed to generate fee income. The Company believes that leveraging its insurance knowledge to generate fee income will allow it to further diversify its business, avail itself of market opportunities created by the movement of insureds to alternative market products, and reduce the impact on its business resulting from underwriting cycles and weather-related catastrophe losses. The net revenues and pre-tax income of the fee-for-service businesses are shown in the table below.

During the Second Quarter 1999, the Company expanded its Flood operations to all states during the Second Quarter 1999, and is internally developing its own processing system to rate and issue policies over the Internet. The system, which management expects to be complete later in 1999, will eliminate the need to purchase support services from an outside vendor and result in an estimated $1 million in annual cost savings. This system will also then be made available to other companies through the marketing activities of PDA Software Services, either on a processing fee basis or through a license agreement. The Company has also appointed 1,200 new flood-only agents, expanded its marketing program, and has begun placing representatives in the field to work closely with our agents.

Alta Services manages workers' compensation and automobile medical claims on a non-risk bearing basis for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses. Alta offers a full array of medical management services and creates new products as opportunities are presented, including, for example, medical pre-certifications required under the new personal automobile law in New Jersey.

SelecTech provides third party administrative services to self-insured accounts, and works closely with Alta Services to provide risk management alternative solutions. SelecTech's financial results are combined with those of Alta Services in the table below because the two groups are managed as one entity.

PDA Software Services is a software developer which specializes in the insurance industry, and which also provides processing services to public and private sector organizations. The Company purchased PDA to serve as a distribution and processing services platform in connection with its flood and other system initiatives. Consequently, its net revenues and operating results are not anticipated to reflect these new initiatives until after 1999. The pre-tax loss of PDA for the Second Quarter and Six Months 1999 reflected charges totaling $340,000 and $680,000, respectively, for goodwill and retention bonuses intended to retain key PDA personnel. The retention bonuses will continue as charges against income through 2002.

In July 1999, to continue to expand the Fee-For-Service Operations, the Company purchased Modern Employers, Inc. ("MEI") a professional employer organization ("PEO"). A PEO is a service organization that provides payroll and human resource services to small businesses. The Company believes that the acquisition provides an opportunity to cross-sell insurance and other non-insurance products and

PAGE


services to the MEI customer base and to use the Company's existing distribution system of independent agents to expand MEI's customer base. This adds to the Company's ability to be a single source solution for the independent agent. MEI was purchased for cash in an amount equal to 8.5 times the 1999 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Management expects the cost to range between $23 and $25 million.

Consumer Health Network, ("CHN") a nationally accredited preferred provider organization ("PPO") was also purchased in July 1999. A PPO puts together a network of physicians to provide services to managed care organizations at a reduced cost. In exchange for decreased fees charged for these services the managed care providers agree to direct patients through this network of physicians. CHN's provider network, approximately 38,000 medical providers in the tri-state area, is a critical part of Selective's current managed care program and alternative market programs. CHN was purchased for approximately $6 million in cash.


                   Quarter ended June 30,           Quarter ended June 30,
(in thousands)              1999                              1998
--------------------------------------------------------------------------

                    Net         Pre-tax           Net         Pre-tax
                    Revenue     Profit(loss)      Revenue     Profit (loss)
                    -------     -----------       -------     ------------
Flood               $ 2,388     $   458           $ 1,923     $   506
Alta Services         1,484         198             1,348         278
PDA Software
  Services            3,741        (263)                -           -
                      -----        ----             -----         ---
Totals              $ 7,613     $   393           $ 3,271     $   784
                      =====        ====             =====         ===




                    Six months ended June 30,      Six months ended June 30,
(in thousands)              1999                              1998
--------------------------------------------------------------------------
                    Net         Pre-tax           Net         Pre-tax
                    Revenue     Profit(loss)      Revenue     Profit (loss)
                    -------     -----------       -------     ------------
Flood               $ 4,315     $   818           $ 3,608     $   903
Alta Services         3,355         608             2,673         139
PDA Software
  Services            8,825        (397)                -           -
                      -----       -----             -----       -----

Totals              $16,495     $ 1,029           $ 6,281     $ 1,042
                     ======       =====             =====       =====


Expenses

The ratio of losses and loss expenses incurred to net premiums earned for the Second Quarter and Six Months of 1999 was 71.4% and 73.1% respectively, compared to 71.6% and 71.1% for the corresponding periods of 1998. Six Months 1999 loss and loss expenses included a $5 million increase in severe property losses (before-tax), which increased the loss and loss expense ratio by 1.6 points.

PAGE


Overall, the commercial lines loss and loss expense ratio increased by 0.4 and 3.0 points for the Second Quarter and Six Months 1999, respectively, when compared with the same periods in 1998. The majority of these large, non-catastrophe property losses were on policies in force two years or more and in the primary operating territories of New York, New Jersey, Pennsylvania, North Carolina and Virginia.

The personal lines SBU loss and loss expense ratio decreased by 1.7 points and 0.1 points to 74.1% and 74.9% for the Second Quarter and Six Months 1999, respectively, when compared with 1998 due to increasing premiums with a minimal increase in fixed costs.

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

For the period ended December 31, 1998, the Company did not incur an obligation to make an excess profit premium refund. The premium reductions imposed by the recently enacted NJ Auto Insurance Cost Reduction Act, and the assignments the Company is required to take of Urban Enterprise Zone business, will make the possibility of incurring this obligation less likely in future years. However, if the Company's current profitability continues in its New Jersey personal automobile business, it may be possible that it will incur an excess profit premium refund obligation in the future. The Company considers the potential effect of such excess profits in establishing its accruals.

In March 1999, a new personal automobile insurance law in New Jersey (known as The Automobile Cost Reduction Act) became effective which provides for a statewide average premium reduction of 15%. Accordingly, on renewal an insureds premium will be reduced by approximately 5%, and the Company anticipates that annual premiums in this line will be reduced by approximately $24 million. In addition, insureds holding current policies may request an immediate premium reduction under the new law, and endorsements to reduce premium have been processed for these insureds, which resulted in lower premiums of approximately $3 million for the Six Months and Second Quarter 1999. The financial impact of the new law is expected to be partially offset by the Company's rate adequacy in its voluntary market business, potential cost reductions through the use of medical protocols, anti-fraud provisions and other procedures provided for in the law. Taking these factors into account, as well as a reduction in variable costs and taxes, it is currently anticipated that annual earnings may be reduced by approximately $3 million. The impact on the Company's earnings will not be fully reflected in 1999, due to the April 1999 effective date of the rollback. The profitability of this line of business will also be impacted going forward by the ongoing performance of the Urban Enterprise Zone business required to be written by the Company, the continuing rate adequacy of the voluntary market business, loss trend developments, and the level of the overall savings to be achieved through the use of medical protocols under the new law. The medical cost savings provisions of the law, implemented through regulations promulgated by the New Jersey Department of Banking and Insurance, became effective in March 1999. However, actions by the Department delayed the implementation of the provisions and the realization of these cost savings by requiring approval of each Company's "Pre-certification" and/or "Decision Point Review" plan. Selective will use Alta Services pre-certification plan which was approved August 4, 1999, allowing the Company to begin realizing some medical cost savings. The delay in approval will not have a material impact on medical cost savings expected.

PAGE


Productivity in the Second Quarter 1999, as measured by fiscal year net premiums written per employee, was approximately $466,000, up from $432,000 for the Second Quarter 1998. The increase is due primarily to growth in net premiums written in 1999 without a corresponding increase in staffing.

The underwriting expense ratio of policy acquisition costs to net premiums earned for the Second Quarter and Six Months 1999 decreased 1.5 points and
1.2 points to 30.0% and 30.3%, respectively. The lower expense ratio primarily reflects a 0.4 point decrease in the commissions incurred due to decreasing commission incentives to agents and an increase in ceding flood commissions received by the Company, a 0.3 point decrease attributed to a lower accrual of the annual cash incentive award for all employees, and a 0.6 point decrease due to timing differences in expense accruals.

Total Federal income tax expense increased by $7 million to $10 million and by $6 million to $13 million for Second Quarter and Six Months 1999 when compared to the same periods in 1998. The Company's effective tax rate was 27.2% and 23.8% for the Second Quarter and Six Months 1999, compared with 18.2% and 19.2% for the Second Quarter and Six Months 1998. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income. The effective tax rate for the Second Quarter 1999 and Six Months 1999 was higher than the rate for corresponding periods in 1998, mainly due to an increase in realized gains of $ 22 million and $ 29 million for the Second Quarter and Six Months 1999 when compared to the same periods in 1998.

Income
------
The table below shows operating income, net realized gains, and net income, including per diluted share amounts for the quarters and six months ended June 30, 1999 and 1998.
--------------------------------------------------------------------------

(dollars in thousands,          Quarter ended June    Six months ended June
except for per share data)       1999      1998           1999      1998
---------------------------------------------------------------------------
Operating income, excluding
  net realized gains
 (net of tax)                  $12,272    12,442         20,707    27,695

Net realized gain,
  net of tax                    15,343     1,168         20,931     1,871

Net income                      27,615    13,610         41,638    29,566

Per diluted share:
  Operating income (1)             .43       .40            .71       .87

  Net realized gain                .52       .04            .72       .06

  Net income (1)                   .95       .44           1.43       .93

(1) Operating and Net Income for the Second Quarter 1999 and Six Months 1999, include weather-related storm losses of $1 million, or $.03 per diluted share, and $5 million, or $.12 per diluted share, respectively.

PAGE


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Selective is an insurance holding company whose principal assets are its investments in its insurance subsidiaries. As an insurance holding company, Selective meets its cash requirements through proceeds from the sales of the Company's common stock and dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements. Short-term cash requirements are funded through two lines of credit available to the Company.

The overall obligations and cash outflow of the Company include: claim settlements, commissions, labor costs, premium taxes, general and administrative expenses, investment purchases, interest expenses, capital expenditures with respect to the Company's automation program, principal payments on the senior notes, dividends to policyholders and stockholders, and common stock repurchased under its repurchase program. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

On May 7, 1999, the Company's Board of Directors (the "Board") authorized management to repurchase an additional one million shares of its common stock under the repurchase program, bringing the overall number of authorized shares to 5 million. The stock may be repurchased from time to time in the open market or in privately negotiated transactions. The determination to make such purchases is made based on market conditions, available cash and alternative investment opportunities. As of June 30, 1999, the Company had repurchased a total of 3.5 million shares at a total cost of $72 million under the program, of which 1.1 million shares were repurchased from January 1, 1999 through June 30, 1999 at a total cost of $21 million.

For the Six Months 1999 and 1998, cash provided by operating activities was $16 million and $5 million respectively. This increase was mainly due to
the higher levels of net premiums written during 1999.   The higher levels of
net premiums written during 1999 were partially offset by an increase in claims paid, including a portion of the previously noted weather-related catastrophe and increased large commercial property losses increased due to higher premium volume. The rate at which outstanding claims are being paid and closed has increased due to the implementation of claims management specialists ("CMSs") in the field and improved litigation management, however, the impact of this trend is approaching a steady state and is not anticipated to have as much of an impact on cash-flow after the Second Quarter 1999. The Company believes that the deployment of the CMSs and the enhanced litigation programs will result, over the long-term, in more favorable claim settlements. Also a trend toward installment plans for premium collections has had a negative impact on cash inflow for Second Quarter 1999. The Company expects to generate cash from operations over the balance of the year.

Total assets increased 1%, or $25 million, from December 31, 1998 to June 30, 1999. This was principally due to: (i) an increase in premiums and other receivables of $37 million due to higher premium levels as well as the previously mentioned trend toward installment plans; (ii) deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) and reinsurance recoverables of $8 million each primarily due to the increased premium volume; and (iii) a $12 million increase in deferred federal income tax recoverable. These increases were partially offset by a decrease in investments of $43 million, which reflected: (i) a decrease in unrealized gains of $51 million (before deferred tax benefit) partially offset by an increase in cash and investments due to increased realized gains of $29 million; and (ii) a $21 million decrease reflecting funds used to purchase Selective stock under the Company's repurchase program.

PAGE


The rise in total liabilities of 2.3%, or $41 million, from December 31, 1998 to June 30, 1999 was mainly attributable to increases of $32 million and $18 million in unearned premiums and reserves for losses and loss expenses, respectively. These increases are driven by the 11% increase in net premiums earned. The increase in reserves for loss and loss expenses also reflects
$2 million of the $7 million in weather-related catastrophe losses and increased large property claims experienced in the first quarter. These increases were partially offset by a $12 million decrease in other liabilities primarily as a result of the decrease in securities payable.

Year 2000
---------
Many currently installed computer systems and software products use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not "Year 2000" compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction. As a result, prior to the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effect associated with such compliance.

The Company is preparing for potential Year 2000 issues (the "Y2K" issue) that could affect its information systems, mainframe applications, personal computers (PCS), communications systems, and non-information systems of the Company's suppliers and independent insurance agents are also being addressed. The Company's preparations include modification, replacement and testing of hardware and software, development of contingency plans, and efforts to identify and address Y2K issues associated with third parties who are material to the Company's operations.

The Company has a number of critical business systems, including, policy underwriting, billing, decision support, claims and financial reporting systems. Remediation efforts commenced in 1997 and were completed for all major systems in June 1999. In connection with hardware issues, a mainframe (enterprise server) upgrade was completed in August 1998, and an inventory of all Personal Computers (PCs) and network equipment was completed at that time. Necessary upgrading or replacement of network equipment is complete and all critical PCs have been upgraded.

A series of global system integration tests are being run to test Y2K readiness, and are intended to synchronize all systems, and to ensure that routine maintenance remains Y2K compatible. Two of these tests were successfully completed in 1998. The 1998 tests, which included testing by programmers and business users, identified minimal necessary changes to program code. Required changes were completed at the time of identification. The Company began the most comprehensive test to date in July 1999. This test will include the remediated claims system as well as a new financial reporting system, which became operational after the 1998 tests were completed. A separate system environment is being used to mimic the production environment for this test which is expected to run until October 1999. A Y2K code audit performed using an automated tool to identify and correct potential Y2K coding issues is complete and issues identified have been corrected. Programming teams will continue to monitor all code introduced to major systems on a monthly basis to ensure the new code does not cause a new Y2K problem.

The Company anticipates Y2K readiness in all critical areas, and estimates it is 90% complete in its preparation. The Company has adopted a contingency planning strategy that addresses mission critical and non-mission critical business processes. The Company has a Disaster Recovery Plan for the Information Systems Department, providing for the continuation of data processing operations at an off-site disaster recovery facility.

PAGE


The Company's Y2K awareness initiative addresses its interaction with its independent agents, suppliers and customers. The Company's main business customers are independent insurance agents. The Company has provided Y2K information to all of its independent agents, its representatives have spoken at agency functions, and it has conducted an agent's technology fair, all intended to provide as much Y2K information as possible to help our agents address the issue in their businesses. In addition, the Company has established a Y2K hotline for questions. An agency Y2K systems readiness survey is complete which has identified agents who may not be Y2K compliant. The Company's regional offices are developing contingency plans to allow them to work with the small percentage of agents who may not be Y2K compliant.

The Company's suppliers include software vendors, service providers and material suppliers. Each of the vendors has been contacted by the Company to obtain written confirmation on the status of their Y2K readiness. All critical vendors have indicated readiness and are currently being tested.

The Company believes that most significant Y2K insurance claims are likely to occur in the information technology business sector, and under errors and omissions (E&O) and directors and officers liability (D&O) insurance coverages. The Company has not significantly participated in the technology business sector, nor has it significantly written E&O and D&O coverage types. The Company has also communicated to agents and policyholders that it will not cover Y2K losses, with the possible exception of certain losses involving property damage or bodily injury which can not be quantified at this time. The Company is using the Insurance Services Office Y2K exclusionary endorsements on most new and renewal commercial lines policies. In addition, the Company's casualty excess of loss treaty was amended, effective July 1, 1998, to include as covered losses all Y2K losses aggregated as a single event, with protection totaling $38 million in excess of $12 million retention. The coverage protects against any Y2K claim which is asserted in the 36 month period beginning on July 1, 1998.

The Company has projected what it believes to be the most reasonably likely worst case scenarios related to potential Y2K failures and disruptions.
These scenarios include computer system failures occurring within its independent agency distribution system and the Company's out-sourced processing of premium remittances. Contingency plans continue to be refined to allow the Company to carry on operations if such scenarios were to occur. The contingency plans include provisions to undertake manual processing in situation where business partner computer systems are not functioning normally. Manual processing would reduce the Company's overall efficiency, however, it would not materially impact the Company's ability to operate. Each mission critical business department has a plan for resumption of business in which the functions to be restored are prioritized by critical time frames. These plans will enable processing of core business to continue for a limited time while adjustments are being made.

The failure to correct a material Y2K problem could result in interruption to normal business activities operations, such as policy underwriting and claims payment. Such failure could materially and adversely affect the Company's operations, liquidity and financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the potential problem. The Company believes its internal information systems will have been adequately modified and safeguarded to protect from such failures.

Due to the general uncertainty inherent in the Y2K problem, resulting in part from third-party suppliers and customers, the Company is unable to determine at this time whether, or to what extent, a Y2K failure could occur. A Y2K failure could have a material adverse impact on the Company's operations, liquidity or financial condition.

PAGE


The Company acquired PDA Software Services, Inc. (PDA), in December 1998. As part of an extensive due diligence process, the Y2K exposures of PDA were evaluated, and it was concluded that no material exposure to Y2K claims was present. Additionally, a technology errors and omission insurance policy was purchased which provides $10 million coverage for any Y2K claim resulting from any work performed by PDA after January 1, 1998.

The Company does not presently anticipate that costs incurred for the Y2K project will be material. Current estimates of the compliance costs which will be incurred to ensure Y2K readiness are $2.3 million, and as of June 30, 1999, the Company has incurred approximately $2 million of that amount. The estimated amount includes both modification costs, which are expensed as incurred, and certain system replacement costs, some of which are capitalized and amortized. Modification costs which have been charged to earnings in 1999, 1998, 1997 and 1996 are approximately $260,000, $500,000, $700,000, and
$100,000, respectively. The remaining $500,000 expended has been capitalized.

The Company does not presently anticipate that costs for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
There have been no material changes in the information about market risk set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Selective's Annual Meeting of Stockholders was held on May 7, 1999. At the Annual Meeting, Paul D. Bauer, William A. Dolan, II, William C. Gray and Joan
M. Lamm-Tennant were elected as directors to serve for a term of three years and until their successors are elected and qualified. Votes cast and withheld for the election of directors were as follows:

                             Votes For               Votes Withheld
                             ---------               ---------------
Paul D. Bauer                21,920,425                  950,705

William A. Dolan, II         21,956,991                  914,139

William C. Gray              21,959,538                  911,592

Joan M. Lamm-Tennant         21,966,122                  905,008

The directors whose terms of office continued after the Annual Meeting are A. David Brown, James W. Entringer, C. Edward Herder, William M. Kearns, Jr., S. Griffin McClellan, III, Gregory E. Murphy, William M. Rue, Thomas D. Sayles, Jr. and J. Brian Thebault.

     No other matters were voted on at the Annual Meeting.

PAGE




Part II   Other Information
---------------------------

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


Date:  August 16, 1999


By: /s/Gregory E. Murphy
    --------------------
    Gregory E. Murphy,
    President and
    Chief Operating Officer


Date:  August 16, 1999


By: /s/ David B. Merclean
    ----------------------
    David B. Merclean
    Senior Vice President and
    Chief Financial Officer

PAGE
                       SELECTIVE INSURANCE GROUP, INC.
                              INDEX TO EXHIBITS

Exhibit No.

   10.1 Amendment, dated May 31, 1999, to the Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank as amended through July 31, 2000.


   10.2 Amendment, dated June 17, 1999, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company as amended through June 30, 2000.


   10.3    Amended Stock Option Plan for Directors


   11     Statement Re Computation of Per Share Earnings, filed herewith.


   27     Financial Data Schedule, filed herewith.