Form 10-Q
period 1999-09-30
SELECTIVE INSURANCE GROUP INC
filed 1999-11-15
CIK 230557

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . .September 30, 1999

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . .to

Commission file number:  0-8641

                SELECTIVE INSURANCE GROUP, INC.
      (Exact name of registrant as specified in its charter)


       New Jersey                           22-2168890
-------------------------------   ------------------------------
(State or other jurisdiction No.) (I.R.S. Employer Identification of incorporation or organization)


  40 Wantage Avenue, Branchville, New Jersey              07890
  ------------------------------------------            -----------
  (Address of principal executive offices)              (Zip Code)


                               973-948-3000
                     ------------------------------
                     (Registrant's telephone number,
                         including area code)


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

Common stock, par value $2 per share, outstanding as of October 31, 1999:
                                                          27,483,281

                                  -1-

                      SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Balance Sheets
                      -------------------------------

(dollars in thousands, except shares)
                                                 (unaudited)
ASSETS                                          September 30     December 31
------                                               1999            1998
Investments:                                     ------------     ----------
Debt securities, held-to-maturity -
     at amortized cost (fair value of
     $296,187-1999; $373,179-1998).........   $     292,461        358,380
Debt securities, available-for-sale -
     at fair value (amortized cost of
     $1,171,041-1999; $1,033,628-1998).....       1,167,766      1,075,276
Equity securities, available-for-sale -
     at fair value (cost of
     $114,870-1999; $135,758-1998).........         223,447        269,991
Short-term investments -
     at cost which approximates fair value           11,802         50,905
Other investments - at fair value..........          16,372         16,087
                                                  ---------      ---------
   Total investments ......................       1,711,848      1,770,639

Cash.......................................           9,400          7,931
Interest and dividends due or accrued .....          23,164         22,537
Premiums and other receivables.............         297,639        240,125
Reinsurance recoverable on paid losses
     and loss expenses.....................          11,013         11,495
Reinsurance recoverable on unpaid losses and
     loss expenses.........................         207,275        140,453
Prepaid reinsurance premiums...............          32,243         31,685
Deferred Federal income tax................           4,434              -
Deferred Federal income tax................          21,172              -
Real estate, furniture and equipment.......          51,250         50,950
Deferred policy acquisition costs..........         119,386        109,774
Goodwill...................................          46,761         20,391
Other assets...............................          27,634         26,188
                                                  ---------      ---------
   Total assets............................   $   2,563,219      2,432,168
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
-----------
Reserve for losses.........................   $   1,113,099      1,014,386
Reserve for loss expenses..................         182,954        178,888
Unearned premiums..........................         445,506        400,143
Convertible subordinated debentures........           6,167          6,219
Short-term debt ...........................          46,782         28,287
Notes payable..............................          82,572         82,572
Current Federal income tax.................               -             86
Deferred Federal income tax................               -          7,226
Other liabilities .........................         112,976        106,778
                                                  ---------      ---------
   Total liabilities.......................       1,990,056      1,824,585
                                                  ---------      ---------

Stockholders' Equity:
--------------------
Common stock of $2 par value per share:
Authorized shares-180,000,000
     Issued: 37,871,096-1999; 37,416,237-1998        75,742         74,833
Additional paid-in capital.................          52,491         45,449
Retained earnings..........................         508,420        477,118
Accumulated other comprehensive income.....          68,446        114,323
Treasury stock - at cost
     (shares: 10,280,698-1999; 8,892,335-1998)     (124,101)       (97,990)
Deferred compensation expense and notes
      receivable from stock sales..........          (7,835)        (6,150)
                                                  ---------      ---------
   Total stockholders' equity .............         573,163        607,583
                                                  ---------      ---------
   Total liabilities and stockholders' equity $   2,563,219      2,432,168
                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      -2-
PAGE



                       SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Income
                      ----------------------------------

(dollars in thousands, except per share amounts)

                                           Unaudited          Unaudited
                                         Quarter ended     Six Months Ended
                                         September 30       September 30
                                         1999     1998     1999     1998
                                        ------   ------   ------   ------
Revenues:
--------
Net premiums written.................$  211,166  196,447  633,950  581,547
Net increase in unearned premiums
     and prepaid reinsurance
     premiums .......................   (11,503) (10,059) (44,805) (45,051)
                                        -------  -------  -------  -------
Net premiums earned .................   199,663  186,388  589,145  536,496
Net investment income earned.........    23,756   23,604   70,684   72,792
Net realized gains (losses)..........    (1,160)     (91)  31,041    2,788
Diversified insurance
    services revenue.................    14,592    4,060   31,087   10,341
Other income.........................       817      992    2,314    2,654
                                        -------  -------  -------  -------
   Total revenues....................   237,668  214,953  724,271  625,071
                                        -------  -------  -------  -------

Expenses:
--------
Losses incurred .....................   141,299  112,431  387,862  325,824
Loss expenses incurred...............    18,674   20,418   55,622   55,491
Policy acquisition costs.............    61,765   59,379  184,446  170,964
Dividends to policyholders...........     1,356    1,040    4,806    3,740
Interest expense.....................     2,463    2,437    6,780    7,003
Diversified insurance
    service expenses.................    12,048    3,424   27,514    8,667
Other expenses.......................     1,692      394    4,242    1,376
                                        -------  -------  -------  -------
   Total expenses....................   239,297  199,523  671,272  573,065
                                        -------  -------  -------  -------

Income (loss) before
    Federal income tax...............    (1,629)  15,430   52,999   52,006
                                        -------  -------  -------  -------

Federal income tax expense (benefit):
Current..............................    (1,432)   2,459   13,045    7,614
Deferred.............................    (2,132)      39   (3,619)   1,894
                                        -------  -------  -------  -------
   Total Federal income tax
     expense (benefit)...............    (3,564)   2,498    9,426    9,508
                                        -------  -------  -------  -------

Net income...........................$    1,935   12,932   43,573   42,498
                                        =======  =======  =======  =======

Earnings per share:
------------------
   Basic.............................$     0.07     0.46     1.60     1.48

   Diluted ..........................$     0.07     0.43     1.51     1.37

Dividends to stockholders............$     0.15     0.14     0.44     0.42

See accompanying notes to unaudited consolidated financial statements.

PAGE


                   SELECTIVE INSURANCE GROUP, INC.
            Consolidated Statements of Stockholders' Equity
            -----------------------------------------------


(dollars in thousands, except per share amounts)
                                           Unaudited       Unaudited
                                         September 30    September 30
                                             1999            1998
                                           --------        --------
Common stock:
 Beginning of year....................... $ 74,833        $ 72,728
 Dividend reinvestment plan
 (shares: 48,536 - 1999; 37,116 - 1998)..       97              74
 Convertible subordinated debentures
 (shares: 7,342 - 1999; 80,928 - 1998)...       14             162
 Stock purchase and compensation plans
 (shares: 398,981 - 1999; 491,871 - 1998)      798             984
                                            ------          ------
 End of period...........................   75,742          73,948
                                            ------          ------
Additional paid-in capital:
 Beginning of year.......................   45,449          30,450
 Dividend reinvestment plan..............      801             785
 Convertible subordinated debentures.....       28             410
 Stock purchase and compensation plans...    6,213           6,177
                                            ------          ------
 End of period...........................   52,491          37,822
                                            ------          ------
Retained earnings:
 Beginning of year.......................  477,118         439,811
 Net income..............................   43,573 43,573   42,498 42,498
 Cash dividends to stockholders
  ($.44 per share-1999;
   $.42 per share-1998)..................  (12,271)        (12,325)
                                           -------         -------
 End of period...........................  508,420         469,984
                                           -------         -------
Accumulated other comprehensive
(loss)/income:
 Beginning of year.......................  114,323          89,051
 Other comprehensive income-increase
   (decrease) in net unrealized gains on
   available-for-sale securities, net of
   deferred income tax effect............  (45,877)(45,877)  7,630  7,630
                                           -------  ------  ------ ------
 End of period...........................   68,446          96,681
        Comprehensive income                        (2,304)        50,128
                                                     =====         ======
Treasury stock:
 Beginning of year.......................  (97,990)        (59,785)
 Acquisition of treasury stock
 (shares: 1,388,363 - 1999;
 1,419,162 - 1998).......................  (26,111)        (30,964)
                                           -------          ------
 End of period........................... (124,101)        (90,749)
                                           -------          ------
Deferred compensation expense and notes
   receivable from stock sales:
 Beginning of year.......................   (6,150)         (6,939)
 Deferred compensation expense...........   (3,974)         (1,047)
 Amortization of deferred compensation
  expense and amounts received on notes..    2,289           1,082
                                           -------          ------
 End of period...........................   (7,835)         (6,904)
                                           -------          ------
Total stockholders' equity...............$ 573,163         580,782
                                           =======         =======

See accompanying notes to unaudited consolidated financial statements.

PAGE


                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                       Unaudited
                                            Nine months ended September 30
(dollars in thousands)                               1999        1998
                                                     ----        ----
Operating Activities
--------------------
Net income...................................  $    43,573      42,498
Adjustments to reconcile net income to
     net cash provided by operating activities:
(Increase) decrease in interest and dividends
     due or accrued..........................         (627)      1,775
Increase in premiums and other receivables...      (49,271)    (56,226)
Decrease in reinsurance recoverable
     on paid losses and loss expenses........          482       1,003
Increase in reserves for losses and loss
     expenses, net of reinsurance recoverable
     on unpaid losses and loss expenses......       35,957      13,144
Increase in unearned premiums, net of
     prepaid reinsurance premiums............       44,805      45,051
Decrease (increase) in net Federal income tax       (8,216)      1,254
Increase in deferred policy acquisition costs       (9,612)    (17,190)
Depreciation and amortization................        8,940       6,500
Net realized gains on investments............      (31,041)     (2,788)
Other - net..................................       11,637      (3,374)
                                                    ------      ------
Net adjustments..............................        3,054     (10,851)
                                                    ------      ------
Net cash provided by operating activities....       46,627      31,647
                                                    ------      ------

Investing Activities
--------------------
Purchase of debt securities, held-to-maturity            -     (12,682)
Purchase of debt securities, available-for-sale   (297,564)   (116,063)
Purchase of equity securities, available-for-sale   (7,119)    (32,250)
Purchase of other investments................         (443)    (15,451)
Purchase of Selective HR Solutions
 (Net of cash equivalents acquired of $1,127).     (23,001)          -
Purchase of Consumer Health Network Plus, LLC       (6,003)          -
Sale of debt securities, available-for-sale..      127,901      59,902
Redemption and maturities of debt securities,
     held-to-maturities......................       65,939      52,264
Redemption and maturities of debt securities,
     available-for-sale......................       24,979      66,454
Sale of equity securities, available-for-sale       66,136      16,387
Proceeds from other investments..............          160       5,316
Decrease in net payable for security
     transactions............................      (14,164)     (3,715)
Net additions to real estate, furniture
     and equipment...........................       (5,182)     (9,341)
                                                    ------      ------
Net cash (used in) provided by
     investing activities....................  $   (68,361)    (10,821)
                                                    ------      ------

Financing Activities
--------------------
Dividends to stockholders....................  $   (12,271)    (12,325)
Acquisition of treasury stock................      (26,111)    (30,964)
Proceeds from short-term debt................       18,495       7,380
Net proceeds from dividend reinvestment plan.          898         859
Net proceeds from stock purchase and
     compensation plans......................        7,011       7,161
Increase in deferred compensation expense and
     proceeds received on notes receivable
     from stock sales........................       (3,922)       (995)
                                                    ------      ------
Net cash used in financing activities........      (15,900)    (28,884)
                                                    ------      ------


Net (decrease) increase in short-term
     investments and cash....................      (37,634)     13,584
Short-term investments and cash at
     beginning of year.......................       58,836      33,798
                                                    ------      ------
Short-term investments and cash at
     end of period........................... $     21,202      47,382
                                                    ======      ======


Supplemental disclosures of cash flows information
--------------------------------------------------
Cash paid during the period for:
Interest..................................... $      7,873       7,679
Federal income tax...........................       17,628       8,254

Supplemental schedule of
     non-cash financing activity:
Conversion of convertible subordinated
     debentures..............................           42         573




See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
====================================================
1.   Basis of Presentation
     =====================
     The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Reclassifications
     =================
     Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.   Current Accounting Pronouncements
     =================================
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133").
     FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
     This statement was previously effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application was encouraged, but was permitted only as of the beginning of any fiscal quarter that begins after issuance of financial statements of prior periods. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which defers the effective date of FASB 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this statement to have a material effect on the Company's result of operations or financial condition.

PAGE

4.   Segment Information
     ===================
     The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments which are Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (formerly called Fee-For-Service Operations). The insurance segments are evaluated based on their GAAP underwriting results, and the diversified insurance operations are evaluated based on results of operations in accordance with Generally Accepted Accounting Principals ("GAAP"). The following summaries present income before Federal income taxes and revenues for the individual segments:

     Income or (Loss) before Federal Income Tax By Segment
     -----------------------------------------------------

                                 Unaudited                Unaudited
                                Quarter ended          Nine Months ended
                                 September 30,           September 30,
    (in thousands)            1999        1998         1999         1998
    ---------------------------------------------------------------------


   Insurance Operations:
   Commercial lines
     underwriting          $(17,389)    (10,098)    (36,580)     (23,049)
   Personal lines
     underwriting            (5,916)      3,583      (5,983)       4,647
                            -------      ------      ------       ------
   Total insurance
     Operations             (23,305)     (6,515)    (42,563)     (18,402)

   Investments:
   Net investment income     23,756      23,604      70,684       72,792
   Net realized gain or
     (loss) on investments   (1,160)        (91)     31,041        2,788
                             ------      ------     -------       ------
   Total investments         22,596      23,513     101,725       75,580

   Diversified Insurance
     Services                 2,544         636       3,573        1,674
                             ------      ------     -------       ------

   Total all segments         1,835      17,634      62,735       58,852
                             ------      ------     -------       ------

   Interest expense          (2,463)     (2,437)     (6,780)      (7,003)
     General corporate
     (loss)/income           (1,001)        233      (2,956)         157
                             ------      ------     -------       ------
   Income before
     Federal income tax    $ (1,629)     15,430      52,999       52,006
                             ======      ======     =======       ======



   Revenue By Segment
   ------------------
                                 Unaudited                Unaudited
                                Quarter ended          Nine Months ended
                                 September 30,           September 30,
    (in thousands)            1999        1998         1999         1998
    ---------------------------------------------------------------------


   Insurance Operations:
   Commercial lines net
     premiums earned       $142,634     131,006     417,914      375,138
   Personal lines net
     premiums earned         57,029      55,382     171,231      161,358
                            -------     -------     -------      -------
   Total insurance
     Operations             199,663     186,388)    589,145      536,496

   Investments:
   Net investment income     23,756      23,604      70,684       72,792
   Net realized gain or
     (loss) on investments   (1,160)        (91)     31,041        2,788
                            -------     -------     -------      -------
   Total investments         22,596      23,513     101,725       75,580

   Diversified Insurance
     Services                14,592       4,060      31,087       10,341
                            -------     -------     -------      -------

   Total all segments       236,851     213,961     721,957      622,417
                            =======     =======     =======      =======

PAGE

5.  Reinsurance
    ===========
The following is a table of assumed and ceded amounts by income statement caption:
                          Quarter ended         Nine months ended
                           September 30           September 30
                          -------------         ------------------
(in thousands)            1999        1998        1999        1998
-------------------------------------------------------------------------

Net premiums written:
     Assumed           $ 5,336          5,600      15,574         17,644
     Ceded             (23,596)       (23,661)    (61,379)       (58,630)

Net premiums earned:
     Assumed           $ 5,228          4,990      16,315         17,623
     Ceded             (21,677)       (18,272)    (60,821)       (59,779)

Losses incurred:
     Assumed           $ 3,849          3,778      11,129         14,035
     Ceded             (71,920)(1)(2) (10,126)   (105,567)(1)(2) (38,457)

Loss expenses incurred:
     Assumed           $   286            425       1,222          1,620
     Ceded                (844)          (381)     (2,013)        (1,983)

(1) As a write your own carrier for the Federal government, the Company incurred approximately 2,000 flood claims from Hurricane Floyd. These claims generated $33 million in incurred losses ceded to the National Flood Insurance Program (NFIP) for both the Quarter and Nine Months 1999.

(2) The Company is reinsured for losses incurred in excess of $75,000 on all New Jersey Personal Injury Protection (PIP) claims. During 1999, the Company performed a comprehensive review of New Jersey PIP claims and determined that 27 claims should be re-classified to "lifetime" benefit status. Adjusting outstanding loss reserves to new ultimate projections resulted in additional loss reserves of $29 million for Third Quarter 1999 and $40 million for Nine Months 1999. Because these claims had all breached the $75,000 retention limit, substantially all of these additional reserves were ceded to the New Jersey Unsatisfied Claims Judgement Fund for reimbursement to the Company in accordance with state law.



Forward-looking statements
==========================

Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and banks, and the trend toward self-insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds; our ability to obtain rate increases and to retain business; the

PAGE


performance of our independent insurance agencies; Year 2000 readiness; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
=========================================================================

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References to the "Company" mean Selective Insurance Group, Inc. and its consolidated subsidiaries, collectively. References to "Selective" mean Selective Insurance Group, Inc.


Results of Operations
=====================

The following discussion is a comparison of Third Quarter Ended September 30, 1999 ("Third Quarter 1999"), and Nine Months Ended September 30, 1999 ("Nine Months 1999"), to Third Quarter Ended September 30, 1998 ("Third Quarter 1998"), and Nine Months Ended September 30, 1998 ("Nine Months 1998").

Operating Segments
==================

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments and Diversified Insurance Services (formerly called Fee-For-Service Operations). All segments are evaluated based on their underwriting or operating results, which are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). For an additional description of these accounting policies, refer to Note 1 to the Company's Consolidated Financial Statements on pages 32, 33 and 34 of the 1998 Annual Report on Form 10-K for the year ended December 31, 1998.
See note 4 to the September 30, 1999 Unaudited Consolidated Financial Statements on page 7 of this Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

PAGE


Insurance Operations

                                 Unaudited                 Unaudited
                               Quarter ended           Nine months ended
 Total Insurance Operations     September 30,             September 30,
                             1999          1998        1999         1998
-------------------------------------------------------------------------

Net premiums written      $ 211,166      196,447      633,950    581,547
Net (increase)decrease
   in unearned premiums     (11,503)     (10,059)     (44,805)   (45,051)
                            -------      -------      -------    -------
Net premiums earned         199,663      186,388      589,145    536,496
Losses and loss
   expenses incurred        159,973      132,849      443,484    381,315
Net underwriting expenses
   incurred                  61,639       59,014      183,418    169,843
Dividends to policyholders    1,356        1,040        4,806      3,740
                            -------      -------      -------    -------
Underwriting gain or (loss) (23,305)      (6,515)     (42,563)   (18,402)
                            =======      =======      =======    =======

GAAP Ratios:
Loss and loss expense ratio    80.1%        71.3%        75.3%      71.1%
Underwriting expense ratio     30.9%        31.7%        31.1%      31.6%
Dividends to
   policyholders ratio          0.7%         0.5%         0.8%       0.7%
                               ----         ----         ----       ----
Combined ratio                111.7%       103.5%       107.2%     103.4%
                              =====        =====        =====      =====


For Third Quarter 1999, insurance net premiums written increased $15 million, or 8%, compared to Third Quarter 1998. Net premiums written increased $52 million, or 9%, during Nine Months 1999 as compared to Nine Months 1998. These results reflect new business of $61 million for Third Quarter 1999 and $177 million for Nine Months 1999, partially offset by premiums lost to competition due to a highly competitive commercial and personal lines marketplace. The increased net premiums written during both 1999 and 1998 resulted in increased net premiums earned of 7%, or $13 million for Third Quarter 1999 and 10%, or $53 million, for Nine Months 1999, compared to the same periods one year ago.

During the Third Quarter 1999, Standard and Poors, an independent rating agency, re-affirmed its A+ (superior) rating of the Company's insurance subsidiaries.

The combined ratio increased 8.2 points to 111.7%, for Third Quarter 1999 and 3.8 points to 107.2%, for Nine Months 1999. The ratio of losses and loss expenses incurred to net premiums earned increased 8.8 points for Third Quarter 1999 to 80.1% and increased 4.2 points to 75.3% for Nine Months 1999, compared to the same period one year ago. Catastrophes added
7.0 and 2.2 points to Third Quarter 1999 and 1998, and 3.3 and 1.8 points to Nine Months 1999 and 1998. The most notable catastrophe during Third Quarter 1999 was Hurricane Floyd which resulted in losses and loss expenses of $13.5 million. This single event, which flooded states from South Carolina to New York and caused an estimated industry-wide insured loss by the Property Claims Unit of Insurance Service Office, Inc. of $1.3 billion, added 6.8 points of the 7.0 point catastrophe impact on the loss and loss expense ratio for Third Quarter 1999 and 2.2 of the 3.3 points for Nine Months 1999.

The underwriting expense ratio declined 0.8 points to 30.9% for Third Quarter 1999 and 0.5 points to 31.1% for Nine Months 1999, when compared to the same periods one year ago. The lower ratio for Nine Months 1999 was primarily a result of a decrease in the commissions incurred due to lower commission incentives to agents and a 0.5 point decrease for Third Quarter 1999 and 0.4 point decrease for Nine Months 1999 in the annual cash incentive award accrual for employees. Overall, productivity in Third Quarter 1999, as measured by fiscal year net premiums written per employee, was approximately $472,000, up from $439,000 for Third Quarter 1998. The increase is due primarily to growth in net premiums written in 1999 without a corresponding increase in insurance operations' staff.

PAGE

Commercial Lines

GAAP Insurance Operation Results
                                 Unaudited                 Unaudited
                               Quarter ended            Nine months ended
Commercial Lines                September 30,              September 30,
                            1999          1998         1999         1998
-------------------------------------------------------------------------

Net premiums written       157,081      140,643      459,916      411,878
Net (increase)decrease
   in unearned premiums    (14,447)      (9,637)     (42,002)     (36,740)
                           -------      -------      -------      -------
Net premiums earned        142,634      131,006      417,914      375,138
Losses and loss
   expenses incurred       110,947       94,223      309,305      263,208
Net underwriting expenses
   incurred                 47,720       45,841      140,383      131,239
Dividends to policyholders   1,356        1,040        4,806        3,740
                           -------      -------      -------      -------
Underwriting gain or loss  (17,389)     (10,098)     (36,580)     (23,049)
                           =======      =======      =======      =======

GAAP Ratios:
Loss and loss expense ratio   77.8%        71.9%        74.0%        70.1%
Underwriting expense ratio    33.5%        35.0%        33.6%        35.0%
Dividends to
   policyholders ratio         0.9%         0.8%         1.2%         1.0%
                             -----        -----        -----        -----
Combined ratio               112.2%       107.7%       108.8%       106.1%
                             =====        =====        =====        =====



Commercial Lines Underwriting consists of six strategic business units ("SBUs") which accounted for approximately 74% of net premiums written during Third Quarter 1999 and 73% for Nine Months 1999. Net premiums written increased $16 million, or 12%, for Third Quarter 1999, and $48 million, or 12%, for Nine Months 1999 compared to the same periods in 1998. These increases were reflected in the performance of all commercial SBUs and included $47 million in new business for Third Quarter 1999 and $136 million in new business for Nine Months 1999. We believe that the development of new business is primarily due to the Company's increase in the number of field underwriters (the key contact between the independent agent and the Company), the Company's expansion of its operations in Midwestern states and New England as well as the Company's strong agency relationships. The Company's ability to continue growing its book of business going forward depends on competitive forces in the marketplace, as we implement commercial lines price increases. The commercial lines pricing environment is changing as the market appears to have at least stabilized, and the Company is achieving modest price increases in most of our territories. We are closely monitoring pricing initiatives implemented earlier this year and we are working with our agents on an account-by-account basis to achieve rates while maintaining flexibility to retain our best business. We expect the benefit of price increases will begin impacting our results in the second half of 2000. The increases in net premiums written were partially offset by premiums lost due to a highly competitive marketplace.

For Third Quarter 1999, the Commercial Lines combined ratio increased 4.5 points to 112.2% and 2.7 points to 108.8% for Nine Months 1999, when compared to the same periods one year ago. The higher combined ratios reflected the loss and loss expense ratio increasing by 5.9 points for Third Quarter and 3.9 points for Nine Months 1999, when compared with the same periods in 1998. The

PAGE

increase for Third Quarter 1999 reflects $6 million in weather-related catastrophe losses and a $2 million increase in severe property losses over the same period in 1998. The increase for Nine Months 1999 also reflects $6 million in weather-related catastrophe losses and a $9 million increase in severe property losses. These losses increased the combined ratio by 6.0 points for Third Quarter 1999 and 3.5 points for Nine Months 1999. Additionally, inadequacy of commercial lines pricing has adversely affected results throughout the industry over the past two years. With little margin left in the premium dollar to absorb major events and catastrophes, the market is at the point where generating an adequate return is extremely difficult.

The higher loss and loss expense ratios were partially offset by decreases in the underwriting expense ratio of 1.5 for Third Quarter 1999 and 1.4 points for Nine Months 1999. Our lower expense levels reflect decreases in employee cash incentive awards of approximately 0.5 points for Third Quarter 1999 and 0.4 points for Nine Months 1999; and a decrease in the commission ratio, due to lower profit sensitive commissions, of 1.5 (for Third Quarter
1999) and 0.7 points (for Nine Months 1999).


Personal Lines

GAAP Insurance Operation Results

                                Unaudited                Unaudited
                              Quarter ended           Nine months ended
Personal Lines                 September 30,            September 30,
                            1999          1998         1999         1998

Net premiums written       54,085        55,804      174,034      169,669
Net (increase)decrease
   in unearned premiums     2,944          (422)      (2,803)      (8,311)
                           ------        ------      -------      -------
Net premiums earned        57,029        55,382      171,231      161,358
Losses and loss
   expenses incurred       49,026        38,626      134,179      118,107
Net underwriting expenses
   incurred                13,919        13,173       43,035       38,604
                           ------        ------      -------      -------
Underwriting gain or loss  (5,916)        3,583       (5,983)       4,647
                           ======        ======      =======      =======

GAAP Ratios:
Loss and loss expense ratio  86.0%         69.7%        78.4%        73.2%
Underwriting expense ratio   24.4%         23.8%        25.1%         3.9%
                            -----         -----        -----        -----
Combined ratio              110.4%         93.5%       103.5%        97.1%
                            =====         =====        =====        =====



Personal Lines Underwriting net premiums written decreased $2 million, or 3.0%, for Third Quarter 1999, and increased $4 million, or 2.6% for Nine Months 1999 when compared with the same periods in 1998. Excluding the effect of the change in the New Jersey Homeowners Quota Share Reinsurance Program which increased premiums written by $4 million in the First Quarter of 1998, net premiums written increased $8 million, or 5% for Nine Months 1999. Overall, premium growth was impacted by new business written of $14 million in Third Quarter 1999 and $41 million in Nine Months 1999. New business in territories outside of New Jersey amounted to $7 million and $17 million for Third Quarter 1999 and Nine Months 1999, respectively. This new business reflects the expansion efforts in Personal Lines in states outside of New Jersey. Premiums written in New Jersey, for Third Quarter 1999 and Nine Months 1999, were reduced by approximately $5 million and $10 million, respectively,

PAGE

due to the 15% rate rollback mandated by the New
Jersey auto reform legislation effective March 1999. Nevertheless, overall Personal Lines premium in New Jersey for both Third Quarter and Nine Months 1999 remained level with the comparable periods in 1998, with growth in Urban Enterprise Zone (UEZ) business offsetting a decline in premium written on a voluntary basis. The UEZ Program requires New Jersey Auto insurers to write, at the Company's voluntary rate levels, an amount of urban auto insurance proportionate to their market share which is currently estimated at 3.5% for Selective. By June 1999, the Company had fully met its 1999
UEZ obligation by writing approximately 7,000 policies. "Liability-only" policies comprise 93% of the Company's UEZ business and the Company's New Jersey liability rates charged are not sufficient to offset the higher claim frequency experienced by this business. The Company does not believe it will be assigned additional UEZ policies before 2001.

The Personal Lines SBU combined ratio was 110.4% for Third Quarter 1999 and 103.5% for Nine Months 1999, up 16.9 points from Third Quarter 1998 and 6.4 points from Nine Months 1998. These increases were primarily due to (i) increased catastrophe losses which added 7.5 points to Third Quarter 1999 loss and loss expense ratio (an increase of 6.5 points over 1998) and 3.0 points to Nine Months 1999 (an increase of 2.1 points over 1998); (ii) increased Urban Enterprise Zone Business, which has loss ratios much higher than other personal lines business as described above; (iii) the effects of the New Jersey 15% rate rollback on personal automobile premiums; and (iv) the underwriting expense ratio for personal lines was adversely affected by a reduction in commissions accrued by the Company under the New Jersey Homeowner's Quota Share Program. The decrease in commissions accrued due to Hurricane Floyd is approximately $1 million for both Third Quarter and Nine Months 1999.

In March 1999, New Jersey Automobile Insurance Cost Reduction Act (AICRA) became effective and provides for a statewide average premium reduction of 15%. In September 1999, the Company's plan to reduce medical costs, as allowed under AICRA (ie: limited medical treatments and the use of treatment plans), was approved by the state. The Company's plan is administered by Alta Services which has the opportunity to earn additional fee income by also handling the medical cost savings programs for other auto insurers in New Jersey. While it is too soon to determine the precise impact of the new law on automobile claim costs, the Company believes that the cost savings will not fully offset the mandatory 15% reduction. The combination of the Company's cost control initiatives and those allowed under AICRA cannot totally offset the underlying rate inadequacy. As a result, the Company now expects the loss ratio for the New Jersey Personal Automobile line of business, which represents approximately 20% of Selective's insurance revenue, to increase by approximately 5 to 9 points by the end of 2000. On a per share basis, the Company estimates this will result in a reduction of future net income of between $.17 per diluted share to $.31 per share.

The excess profits law in New Jersey sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to refund or credit to policyholders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year. For the period ended December 31, 1998, the Company did not incur an

PAGE


obligation to make an excess profit premium refund. The premium reductions imposed by the recently required New Jersey AICRA, the apparent lack of equivalent cost savings in the law, and the effect of policy assignments the Company was required to take pursuant to the state's UEZ law, will diminish the likelihood of a future excess profits refund. Nevertheless, due to the excess profits calculation formula, it is possible the Company could incur a refund obligation for the period ending December 31, 1999.


Diversified Insurance Services

In addition to its risk-bearing insurance activities, the Company also provides insurance services which generate fee income. The Company believes that using its insurance knowledge to generate fee income from these related businesses will allow it to further diversify, avail itself of market opportunities created by the movement of insureds to alternative market products, and reduce the impact on its business resulting from underwriting cycles and weather-related catastrophe losses.

The net revenue and pre-tax income of the diversified insurance services businesses are shown in the table below:


                       Unaudited                       Unaudited
               Quarter ended September 30,   Quarter ended September 30,
(in thousands)    1999          1998               1999        1998
---------------------------------------------------------------------------
                 Net           Net            Pre-tax         Pre-tax
                 Revenue       Revenue        Profit (loss)   Profit (loss)
                 -------       -------        -------------   -------------
Alta Services    $ 1,372       $ 1,818        $   157         $    54
CHN Plus             860             -            241               -
Flood Services     3,729         2,242          1,753             582
PDA Software
  Services         3,826             -            (78)              -
Selective HR
  Solutions        4,805             -            471               -
                   -----         -----          -----            ----
Totals           $14,592       $ 4,060        $ 2,544         $   636
                  ======         =====          =====            ====


                     Unaudited                        Unaudited
           Nine months ended September 30,   Nine months ended September 30,
(in thousands)   1999           1998                1999         1998
----------------------------------------------------------------------------
                 Net            Net             Pre-tax        Pre-tax
                 Revenue        Revenue         Income (loss)  Income (loss)
                 -------        -------         -------------  -------------
Alta Services    $ 4,727        $ 4,491         $   765        $   192
CHN Plus             860              -             241              -
Flood Services     8,044          5,850           2,571          1,482
PDA Software
  Services        12,651              -            (475)             -
Selective HR
 Solutions         4,805              -             471              -
                  ------         ------           -----          -----
Totals           $31,087        $10,341         $ 3,573        $ 1,674
                  ======         ======           =====          =====

PAGE


     Alta Services

Alta Services manages workers' compensation and automobile medical claims for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses. Alta bears no underwriting risk and offers a full array of medical management services. Alta creates new products as opportunities are presented, including, for example, medical pre-certifications required under the new personal automobile law in New Jersey, AICRA. Alta's managed care program with Selective Insurance has been approved by New Jersey under the new law. This provides another marketing opportunity for Alta. Alta Services has the opportunity to earn additional fee income by also handling the medical cost savings programs for other auto insurers in New Jersey. Alta has identified several new customers for this service. Other significant activities affecting year to date results as compared to prior year results were the loss of two major customers who on an annual basis generated approximately $2 million in net revenue. About 40% of this decrease is reflected in results for Nine Months 1999. These two customers changed their business strategy in New Jersey as a result of the automobile law changes.


     CHN Plus

In July 1999, in order to create additional business synergies in the Diversified Insurance Operations, the Company purchased Consumer Health Network, ("CHN") a nationally accredited preferred provider organization ("PPO"). A PPO puts together a network of physicians to provide services to managed care organizations at a reduced cost. In exchange for decreased fees charged for these services, the managed care providers agree to direct patients through this network of physicians. CHN's network has approximately 38,000 medical providers in the New Jersey, New York and Connecticut area and is a critical part of Selective's current managed care program and alternative market programs. CHN is continuing to expand their network of physicians that will not only better serve to improve CHN's product, it will enhance the services provided through Selective's other subsidiaries. CHN was purchased for $6 million in cash and added $0.2 million in after-tax net income to Third Quarter 1999.


     Flood Services

During Third Quarter 1999, Flood experienced a significant increase in revenues (approximately $1.25 million) and claim income as a result of processing approximately 2,000 flood claims related to Hurricane Floyd.
In addition to generating higher revenue for the quarter, we believe that Hurricane Floyd has also heightened customer awareness regarding the need for flood coverage creating significant increases in the number of new applications. Management estimates the increase in the number of new applications to be approximately 50% as compared to previous months. The Company has also expanded its Flood operations to all states and has appointed 121 new flood-only agents (bringing the total number of agents to approximately 2,600), expanded its marketing program, and has begun placing representatives in the field to work closely with our agents. The Flood Services Unit generates fee income acting as a servicing carrier for the National Flood Insurance Program without incurring underwriting risk. (See footnote 5 on page 8 of this Form 10-Q for a description of the Flood Services Unit.)

PAGE


The Flood Services unit is internally developing its own processing system to rate and issue policies over the Internet. The system, which management expects to be complete during the second quarter in 2000, is expected to eliminate the need to purchase support services from an outside vendor and result in an estimated $1 million in annual income before Federal income taxes cost savings.


     PDA Software Services

PDA Software Services is a software developer which specializes in the insurance industry, and also provides processing services to public and private sector organizations. PDA is transitioning its service to provide more processing services rather than the development of custom software. This will generate a more stable and predictable revenue stream. The pre-tax loss of PDA for Third Quarter and Nine Months 1999 reflected charges totaling $0.3 million and $1.0 million, respectively, for goodwill and retention bonuses. The retention bonuses will continue as charges against income through 2002.


     Selective HR Solutions

The Company also purchased Selective HR Solutions in July 1999, (formerly known as Modern Employers, Inc.) a professional employer organization ("PEO"). A PEO is a service organization that provides payroll and human resource services to small businesses. The Company believes this acquisition provides an opportunity to cross-sell insurance and other non-insurance products and services to the Selective HR Solution's customer base and to use the Company's existing distribution system of 900 independent agents to expand Selective HR Solution's customer base. The acquisition continues the Company's expansion of the services it provides for the independent agent. CHN's network of providers and customers is expected to be another market for Selective HR solutions revenue. The potential to utilize and leverage existing business relationships between the members of the network and CHN's management lends itself to the opportunity for the growth of Selective HR Solution's customer base. The Company believes that the synergies that exist between itself, Alta Services, CHN Plus, and Selective HR Solutions will allow for their expansion into two new geographic areas, New Jersey and North Carolina, by the end of the first quarter 2000. During the same time-frame, Selective HR Solutions will be utilizing the Insurance Company's existing distribution system of 900 independent agents to increase their presence in both Georgia and Maryland. During the remainder of the upcoming year, Selective HR Solutions is working on strategic plans to expand their presence into six additional geographic areas. Selective HR Solutions was purchased for cash in an amount equal to 8.5 times the 1999 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Management paid $25 million for Selective HR Solutions and expects the final price to increase to $27 to $30 million based on contingencies.


Investments

Net investment income earned for Third Quarter 1999 increased 1% or $0.2 million compared with Third Quarter 1998. For Nine Months 1999 net investment income decreased 3% or $2 million when compared to the same period in 1998. This decrease resulted from: 1) redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace; and 2) a decrease in available cash due to cash used for the

PAGE


Company's stock repurchase program. The Company has a 4.3% annualized after-tax investment yield for Nine Months 1999, a 0.2 point decrease from 4.5% for the same period in 1998.

Net realized gains for Nine Months 1999 increased $28 million to $31 million. These gains were realized from the sale of equities as a part of a decision to reduce exposure in the equity market resulting from our regular review of the investment portfolio. Net realized losses for Third Quarter 1999 increased $1 million compared to Third Quarter 1998 and were realized as a result of sales of investments to partially offset gains recognized earlier in the year. Realized losses were incurred during Third Quarter 1999 related to a bond swap involving approximately $100 million in par value. The acquired bonds have a higher yield which will generate additional annual income before Federal income taxes of approximately $750,000. Proceeds from the equity sales have also been invested in taxable bonds which will also generate additional annual investment income before Federal income taxes of approximately $2.0 million.


Federal Income Taxes

Total Federal income tax expense (benefit) decreased by $6 million for Third Quarter, which produced an overall tax benefit of $4 million. The decrease reflects the higher underwriting losses of a $14 million increase in underwriting losses and related tax benefit generated by that loss. The expense for Nine Months 1999 remained unchanged at $9 million, as the higher underwriting losses of $24 million were more than offset by the $28 million increase in net realized gain on investments. The Company's effective tax rate was 17.8% for Nine Months 1999, compared with 18.3% for Nine Months 1998. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of the tax-exempt investment income.


Financial Condition, Liquidity and Capital Resources
====================================================

Selective is an insurance holding company whose principal assets are its investments in its insurance and diversified insurance services subsidiaries. As an insurance holding company, Selective meets its cash requirements through dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements and proceeds from the sales of the Company's common stock and debt.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program and principal payments on the senior notes and dividends to policyholders and stock-holders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

The Company's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. On November 2, 1999, the Company's Board of Directors (the "Board") authorized the repurchase of an additional one million shares of Selective's common stock under the repurchase program, bringing the overall number of shares authorized to be repurchased to 6 million. As of September 30, 1999, the Company had repurchased a total of 3.8 million shares at a total cost of $77 million under

                               -17-
PAGE



the program, of which 1.4 million shares were repurchased during Nine Months 1999 at a total cost of $26 million.

At September 30, 1999, there was $46.8 million compared with $28.3 million, of short-term debt outstanding under the two lines of credit that the Company has available. The increase in the outstanding balance was due to borrowings to fund the purchase of CHN Plus, $6 million; the purchase of Selective HR Solutions, $24 million; and the repurchase of our stock of $26 million. These increases were partially offset by pay downs made upon receipt of dividends from the insurance subsidiaries. The weighted average interest rate on these borrowings was 5.5% and 5.7% for the respective periods. For Nine Months 1999, cash provided by operating activities was $47 million, up $15 million over the same period one year ago. The Company expects to generate cash from operations over the balance of the year.

Total assets increased 5%, or $131 million, from December 31, 1998 to September 30, 1999. The growth was due to: (i) an increase in reinsurance recoverable on unpaid losses and loss expense of $67 million due to an increase in Personal Injury Protection (PIP) claims of $40 million ceded to the Unsatisfied Claim Judgement Fund (The Company completed a comprehensive review of lifetime claim benefits and adjusted outstanding loss projections to the new ultimate loss projections. Since incurred losses on these claims have exceeded the retention level, increases to reserves are ceded to reinsurer at 100%); and flood claims of $33 million due to Hurricane Floyd ceded to the Federal Government (See footnote 5 on page 8 of this Form 10-Q); (ii) an increase in premiums and other receivables of $58 million; and (iii) deferred policy acquisition costs (policy acquisition costs which are deferred and amortized over the life of the policy period) of $10 million primarily due to the increased premium volume; (iv) a $26 million increase in goodwill related to the third quarter acquisition of Selective HR Solutions and CHN Plus; and (v) a $28 million increase, which resulted in a deferred tax asset of $21 million, due primarily to a $71 million decrease in unrealized gains in the available-for-sale investment portfolio. The above increases were partially offset by a $59 million decrease in total investments. The cash proceeds of these sales were used to repurchase the Companies common stock.

The rise in total liabilities of 9%, or $165 million, from December 31, 1998 to September 30, 1999 was mainly attributable to (i) an increase of $103 million in reserves for loss and loss expenses as follows: $33 million in flood claims from Hurricane Floyd, $12 million in other catastrophe claims, and $40 million in PIP claims (See footnote 5 on page 8 of this Form 10-Q); (ii) an increase of $45 million in unearned premiums; and (iii) an increase of $18 million in short-term debt as described above.


Year 2000
=========
Many currently installed computer systems and software products use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not "Year 2000" compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction. As a result, prior to the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effect associated with such compliance.

                              -18-
PAGE



The Company prepared for potential Year 2000 issues (the "Y2K" issue) that could affect its information systems, mainframe applications, personal computers (PCS), communications systems, and non-information systems of the Company's suppliers and independent insurance agents. The Company's preparations included modification, replacement and testing of hardware and software, development of contingency plans, and efforts to identify and address Y2K issues associated with third parties who are material to the Company's operations. Senior management has implemented a policy to review all changes to the production environment between now and December 31, 1999 to ensure that only the most critical changes will be made. Programming teams will continue to monitor any code before it is introduced to a major system to ensure the new code does not cause a new Y2K problem.

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

A series of global system integration Y2K readiness tests intended to synchronize all systems have been conducted to ensure that routine maintenance remains Y2K compatible. Two of these tests were successfully completed in 1998. The 1998 tests, which included testing by programmers and business users, identified minimal necessary changes to program code. Required changes were completed at the time of identification. The Company began its final system integration test in July 1999. This test includes the remediated claims system as well as a new financial reporting system, which became operational after the 1998 tests were completed. A separate system environment is being used to mimic the production environment for this test. The Y2K replica of the production environment has been successfully run through dates in February 2000 including the February 29, 2000 leap year date. The testing will culminate with emulating March 31, 2000 processing which is scheduled for late November.

The Company anticipates Y2K readiness in all critical areas. Although Y2K testing has been successful, the Company has still adopted a contingency planning strategy that addresses mission critical and non-mission critical business processes. Some of the contingency plans include: two months of Information System Department supplies are on-hand to mitigate interruptions in operations, vacation schedules have been modified for key personnel, policies will be renewed ahead of normal dates to eliminate any backlog during the first half of January 2000, information system support teams have been assigned to critical systems and regional underwriting and claim offices to monitor system availability on January 1, 2000, and system activity will be limited over the rollover into the new year. The Company has a Disaster Recovery Plan for the Information Systems Department, providing for the continuation of data processing operations at an off-site disaster recovery facility. The Company also has updated disaster recovery plans for all regional offices, legal offices, subsidiaries and mission critical corporate departments.

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

The Company has projected what it believes to be the most reasonably likely worst case scenarios related to potential Y2K failures and disruptions. These scenarios include computer system failures occurring within its independent agency distribution system and the Company's out-sourced processing of premium remittances. Contingency plans have been refined to allow the Company to carry on operations if such scenarios were to occur. The contingency plans include provisions to undertake manual processing in such situations. Manual processing would reduce the Company's overall efficiency; however, it would not materially impact the Company's ability to operate. Each mission critical business department has a plan for resumption of business in which the functions to be restored are prioritized by critical time frames. These plans will enable processing of core business to continue for a limited time while adjustments are being made.

The Company's suppliers include software vendors, service providers and material suppliers. Each of the vendors has been contacted by the Company to obtain written confirmation on the status of their Y2K readiness. All critical vendors have indicated readiness. As part of the Company's contingency planning, alternate vendors for critical services have been identified. The Company has a vendor to process payment receipts through a lockbox that could not be quickly replaced. While it has been determined that this vendor is Y2K ready, detailed contingency plans have been done as a backup.

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

The Company does not presently anticipate that costs incurred for the Y2K project will be material. Current estimates of the compliance costs which will be incurred to ensure Y2K readiness are $2.6 million, and as of September 30, 1999, the Company has incurred approximately $2.5 million of that amount. The estimated amount includes both modification costs, which are expensed as incurred, and certain system replacement costs, some of which are capitalized and amortized. Modification costs which have been charged to earnings in 1999,

PAGE


1998, 1997 and 1996 are approximately $0.8 million, $0.5 million, $0.7 million, and $0.1 million, respectively. The remaining $0.5 million expended has been capitalized.

In addition to evaluating and addressing Y2K issues relating to possible business interruption, the Company has also evaluated its Y2K exposure relating to software development and insurance policy coverages.

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

The Company believes that most significant Y2K insurance claims are likely to occur in the information technology business sector, and under errors and omissions (E&O) and directors and officers liability (D&O) insurance coverages. The Company has not significantly participated in the technology business sector, nor has it significantly written E&O and D&O coverage types. The Company has also communicated to agents and policyholders that policies issued do not include coverage for Y2K losses, with the possible exception of certain losses involving property damage or bodily injury which can not be quantified at this time. The Company has used the Insurance Services Office Y2K exclusionary endorsements on most commercial lines policies. In addition, the Company's casualty excess of loss treaty was amended, effective July 1, 1998, to include as covered losses all Y2K losses aggregated as a single event, with protection totaling $38 million in excess of $12 million retention. The treaty covers any Y2K claim that is asserted in the 36 month period beginning on July 1, 1998.

The Company does not presently anticipate that costs for the "Year 2000" will be significant or that "Year 2000" issues will have a material impact on its results of operations or financial condition.


Recent Legislation and Competition with Banks
=============================================
On November 4, 1999, the Financial Services Modernization Act of 1999 (the "Act") was adopted and signed into law by the President on November 12, 1999. The Act permits banks to engage in non-banking, financial service businesses, including the underwriting of insurance. The Act repeals provisions of federal law which historically prohibited banks from engaging in the insurance business. While the impact on the Company of the Act is uncertain, we may face additional insurance underwriting competition from banks as a result of the Act. The Company already faces potential competitive risks from banks, because banks have acquired insurance agencies in states where we sell insurance, including some agencies which sell insurance written by us and are important to our business. We believe that some banks could have business strategies for operating their insurance agencies that differ from strategies we think are important for the distribution of our insurance products through independent insurance agencies. If those banks were to acquire additional insurance agencies which are important to us in states where we do business, we would have to seek to replace those insurance agencies. As a result of the Act, banks will also be able to write property and casualty insurance and could compete directly with us by selling insurance through their own insurance agencies.

PAGE


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
===================================================================

There have been no material changes in the information about market risk set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Part II  Other Information
==========================

Item 5.  Other Information.
==========================
On November 2, 1999, the Board of Directors of Selective adopted certain amendments to Selective's By-Laws. Among other things, under the By-Laws, as amended, (i) the proposal of business by a stockholder to be considered at an annual meeting, which is not in the form of a proposal requested to be included in Selective's proxy statement, and/or nominations of persons for election as directors at an annual meeting, require advance written notice to Selective (including certain additional information as specified in the By-Laws, as amended) not less than ninety nor more than one hundred twenty days prior to the first anniversary of the preceding year's annual meeting, (ii) such proposals and/or nominations may be made only by persons who were stockholders of record at the time of the advance written notice and (iii) business which may be conducted at a special meeting of stockholders is limited to the business included in Selective's notice of the special meeting.

A copy of the By-Laws, as amended, is annexed to this report under
Exhibit 3.2, and reference is made to that exhibit for the full text of Selective's By-Laws, as amended.

Item 6.  Exhibits and Reports on Form 8-K
=========================================

  (a)    Exhibits:

         The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

  (b)    Reports on Form 8-K:

         There were no reports on Form 8-K filed during the period covered by this report.

PAGE



                               SIGNATURES
                               ==========
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SELECTIVE INSURANCE GROUP, INC.
                    -------------------------------
                             Registrant


Date:     November 15, 1999


By:      /s/Gregory E. Murphy
         ---------------------
         Gregory E. Murphy,
         President, and
         Chief Operating Officer


Date:     November 15, 1999


By:       /s/David B. Merclean
          ---------------------
          David B. Merclean,
          Senior Vice President and
          Chief Financial Officer

PAGE



                     SELECTIVE INSURANCE GROUP, INC.
                           INDEX TO EXHIBITS
                     ===============================


Exhibit No.


   3.2 The Company's By-Laws as amended through November 2, 1999, filed herewith.

    11     Statement Re: Computation of Per Share Earnings, filed herewith.

    27     Financial Data Schedule, filed herewith.