Form 10-K405
period 1999-12-31
SELECTIVE INSURANCE GROUP INC
filed 2000-03-22
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/405

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended... December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

         For the transition period from ____________to____________.

Commission file number 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             New Jersey                                       22-2168890
-----------------------------------                 ----------------------------
  (State or Other Jurisdiction of                   (IRS Employer Identification
Incorporation or Organization) No.)

          40 Wantage Avenue, Branchville, New Jersey        07890
          ------------------------------------------      ----------
           (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:            (973) 948-3000
Securities registered pursuant to Section 12(b) of the Act::   None
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes         [ ] No

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 15, 2000.
Common Stock, par value $2 per share: $399,884,463

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 15, 2000.

Common Stock, par value $2 per share: 26,221,932.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Selective Insurance Group, Inc. definitive Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

     Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and our diversified insurance services and banks, and the trend toward self-insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds; our ability to obtain rate increases and to retain business; the performance of our independent insurance agencies; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

                                     PART I

ITEM 1.     BUSINESS.

     GENERAL

     Founded in 1925 with the holding company established in 1977, Selective Insurance Group, Inc. (the "Parent") is a regional insurance holding company which, through its subsidiaries, (collectively, "Selective" or the "Company") offers, through almost 900 independent agents in 20 northeast, southeastern and midwest states, a broad range of commercial insurance and alternative risk management products, to small to medium-sized businesses and government entities. The Company's commercial insurance products represent 71% of net premiums earned. Selective also provides personal insurance products to individuals and families, which represent 29% of net premiums earned. The Company writes business in the following states: Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia and Wisconsin. Since 1996, the Company expanded into the midwest states, Connecticut and Rhode Island in an effort to diversify our exposure to any one geographic or regulatory environment. As part of an effort to diversify its business and develop fee-based revenues, the Company also offers: diversified insurance services which include: medical cost containment; professional employer organization ("PEO") products and services, and software administration services.

     The Company offers its insurance products through Selective Insurance Company of America ("SICA"), Selective Way Insurance Company ("SWIC"), Selective Insurance Company of the Southeast ("SISE"), Selective Insurance Company of South Carolina ("SISC") and Selective Insurance Company of New York ("SINY"), (collectively, the "Insurance Subsidiaries"). In November 1997, the Company acquired the assets of Alta Services LLC ("Alta"), formerly MCSI/MRSI, a managed care company that provides medical claims handling services to Selective and other insurers. In December 1998, the Company acquired the assets of PDA Software Services, Inc., a software developer specializing in the insurance industry. In July 1999, the Company acquired Selective HR Solutions, formerly Modern Employers Inc., a Florida-based Professional Employer Organization and Consumer Health Network, Plus, formerly ("CHN") a New Jersey-based Preferred Provider Organization ("PPO").

     The Company reorganized its internal operations during 1999 by creating an "Insurance Operations" group and a "Diversified Insurance Services" group. The reorganization reflects the need for distinct management focus on Selective's core insurance businesses and on the insurance-related businesses the Company has developed, either internally or by acquisition. Insurance Operations is responsible for generating profitable premium growth based on superior customer service and on strong franchise value with our agents, to maintain and build on Selective's position as a market leader among regional property and casualty insurers. Diversified Insurance Services is responsible for building, both internally and through acquisition, insurance-related businesses that enhance our core skill sets and generate strong revenue growth and profitability through geographic expansion and inter-business marketing opportunities.

     The following table shows the distribution of net premiums written, in the Company's insurance business, by state for the periods indicated:

                                                 Year Ended December 31,
WRITTEN PREMIUM DISTRIBUTION BY STATE        1999         1998          1997
--------------------------------------------------------------------------------
New Jersey                                   46.2 %       51.5 %        58.5 %
Pennsylvania                                 12.2         11.2          10.9
New York                                     10.1          9.0           7.7
Maryland                                      6.3          5.6           5.0
Virginia                                      5.0          5.0           4.5
South Carolina                                4.0          5.1           4.4
Illinois                                      2.9          2.1           1.1
North Carolina                                2.4          2.6           2.4
Georgia                                       2.3          2.3           2.1
Ohio                                          1.9          0.8           0.1
Delaware                                      1.8          2.1           2.6
Indiana                                       1.7          1.0           0.3
Wisconsin                                     1.4          0.8           0.2
Other States                                  1.8          0.9           0.2
Total                                       100.0 %      100.0 %       100.0 %

     For the ten years ended December 31, 1999, the Company's average statutory loss and loss expense ratio and average statutory combined ratio were 70.6% and 105.0%, respectively. The Company's average statutory loss and loss expense ratio during this period outperformed the property and casualty industry's average ratio, as reported by A.M. Best Company, Inc. ("A.M. Best"), by 9.1 points (70.6% for the Company compared with 79.7% for the industry). The Company attributes its performance to the franchise value it has created with its independent agency force, expertise in underwriting property and casualty insurance risks, its penetration of high quality markets in the northeastern, southeastern and midwestern states and its conservative loss and loss expense reserving practices. For the ten years ended December 31, 1999, the Company's average statutory underwriting expense ratio was 33.3% compared to 26.7% for the property and casualty industry. The Company's historical statutory underwriting expense ratio is higher than industry average primarily due to the impact of taxes and assessments in New Jersey from 1990 through 1996 (which accounted for approximately 1.6 points of the average ratio) and labor cost (which accounted for approximately 8.0 points of the average ratio). The industry average expense ratio reflects the inclusion of direct writers of insurance which generally have lower distribution costs than the Company. Although the industry's 1999 expense ratio reached a high of 28.1% at the end of 1999, the Company's ratio was 30.5%, which reflects its ongoing expense improvement initiatives. The Company's average statutory combined ratio outperformed the property and casualty industry average statutory combined ratio by 2.6 points (105.0% for the Company compared with 107.6% for the industry). The table below sets forth a comparison of certain Company and industry ratios:

                                    Simple
                                    Average
                                    of All
                                    Periods
                                    Presented   1999    1998     1997    1996     1995    1994  1993(2)    1992     1991    1990
----------------------------------------------------------------------------------------------------------------------------------
CERTAIN COMPANY RATIOS (1):
Loss                         %        59.6  %   65.0    59.9     56.8    60.6     60.4    60.6     60.3     58.2     56.6    57.9
Loss expense                          11.0       9.4    10.3     11.4    10.8     10.8    11.1     11.5     11.3     11.3    12.5
Underwriting expense                  33.3      30.5    32.2     31.2    30.8     29.4    31.6     35.5     37.0     38.3    36.1
Policyholders' dividends               1.1       0.8     0.7      0.7     0.7      1.0     1.0      1.2      1.3      1.5     1.6
Combined ratio (3)                   105.0     105.7   103.2    100.1   102.9    101.6   104.3    108.5    107.9    107.6   108.0
Growth (decline) in net
premiums written
                                       6.0       8.1     4.4      3.7   (8.6)      8.5    14.8      8.9     13.0      3.8     2.9
CERTAIN INDUSTRY RATIOS (1)(4):
Loss                                  66.7      64.8    63.3     60.3    65.4     65.7    68.1     66.7     74.7     68.5    69.4
Loss expense                          13.0      13.5    12.9     12.5    12.9     13.2    13.0     12.8     13.4     12.6    12.9
Underwriting expense                  26.7      28.1    27.3     27.1    26.4     26.3    26.0     26.3     26.6     26.4    26.0
Policyholders' dividends               1.3       1.1     1.5      1.7     1.1      1.4     1.3      1.1      1.2      1.3     1.2
Combined ratio (3)                   107.6     107.5   105.0    101.6   105.8    106.5   108.5    106.9    115.7    108.8   109.6
Growth in net premiums written         3.3       2.3     1.7      2.8     3.4      3.6     3.8      6.2      2.0      2.4     4.5
COMPANY FAVORABLE
(UNFAVORABLE) TO INDUSTRY:
Combined ratio                         2.6       1.8     1.8      1.5     2.9      4.9     4.2    (1.6)      7.8      1.2     1.6
Growth in net premiums written         2.7       5.8     2.7      0.9  (12.0)      4.9    11.0      2.7     11.0      1.4    (1.6)

1. The ratios and percentages are based upon Statutory Accounting Practices ("SAP") prescribed or permitted by state insurance departments in the states in which the Company is domiciled. These practices may differ from generally accepted accounting principles.

2. In 1993, this ratio includes the one-time restructuring charge of $9 million, which increased the ratio by 1.5 points.

3. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.

4. Source: A.M. Best. The industry ratios for 1999 have been estimated by A.M. Best.

STRATEGY

     The Company's strategy is to create flexible, comprehensive and integrated risk and business management solutions for busy individuals and business decision makers who want to focus on other priorities in their lives. This is done in partnership with a group of trusted independent agents. The goal of this strategy is to increase revenue, profitability and shareholder value over the long-term.

   The Company's principal strategies are executed in the following areas:

          (1) INSURANCE OPERATIONS - generating profitable premium growth based on superior customer service and on strong franchise value with our agents, to maintain and build on Selective's position as a market leader among regional property and casualty insurers.

          (2) DIVERSIFIED INSURANCE SERVICES - building, both internally and through acquisition, insurance-related businesses that enhance our core skill sets and generate strong revenue growth and profitability that is less subject to the property and casualty underwriting cycle.

          (3) INVESTMENT PRACTICES - maximizing after-tax yield on investments while providing liquidity, and preserving assets and stockholders' equity.

          (4) CAPITAL MANAGEMENT - managing the Company's capital position to take advantage of business opportunities and increase stockholder value on an earnings per share basis.

          (5) EMPLOYEES - managing and constantly upgrading programs designed to attract, train and retain the people who will lead Selective well into the new century.

          (6) NEW INITIATIVES - exploring and developing innovative products and programs that capitalize on changes in our markets and that generate synergies among our businesses.

     OPERATING SEGMENTS

The Company's subsidiaries are primarily engaged in the writing of property and casualty insurance. The Company has classified its business into three operating segments, each of which is managed separately. The three segments are Insurance Operations, which includes commercial and personal lines, Diversified Insurance Services and Investments. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies described in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data on page 37.

     INSURANCE OPERATIONS SEGMENT

                                       Unaudited twelve months ended December 31,
($ in thousands)                          1999           1998          1997
---------------------------------------------------------------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                   $ 811,677        748,873       717,618
                                       =========       ========      ========
Net premiums earned                      799,065        722,992       676,268
Losses and loss expenses incurred        592,215        507,800       461,213
Net underwriting expenses incurred       254,315        234,849       213,222
Dividends to policyholders                 6,682          5,329         4,855
                                       ---------       --------      --------
Underwriting  loss                     $ (54,147)       (24,986)       (3,022)
                                       ---------       --------      --------
GAAP RATIOS:
Loss and loss expense ratio                 74.1%          70.2          68.2
Underwriting expense ratio                  31.8%          32.5          31.5
Dividends to policyholders ratio             0.9%           0.7           0.7
                                       ---------       --------      --------
Combined ratio                             106.8%         103.5         100.3
                                       =========       ========      ========

     In 1999, intense competition continued to affect the financial results of the property and casualty industry. For the year, the Company continued to outperform the industry with a statutory combined ratio of 105.7%, compared with an A.M. Best estimate for the industry of 107.5%, up from 103.2% one year ago. On a GAAP basis, the combined ratio increased to 106.8% from 103.5% one year ago. The higher combined ratio reflected a 3.9 point increase in our loss and loss expense ratio to 74.1%. The increase was mainly due to a higher level of large commercial property and workers' compensation claims (losses in excess of $100,000), which added 2.9 points to the ratio and an increase in weather-related catastrophe losses added 1.0 points to the ratio. Strong agency relationships and underwriting capabilities enabled the Company to generate 8% premium growth, as compared with an industry estimate of 2% for the year. In a highly competitive commercial lines market, the Company began increasing prices after the first quarter. For 1999, renewal pricing including exposure-based changes for 1999 was up 4%. More importantly, our renewal pricing (including exposure-based changes) for the month of January 2000, was up 8%, close to our initial goal of an 8% overall 2000 price increase, which does not include any provision for exposure-based changes. In 1999, the Company expanded personal lines into seven new states, which generated $16 million of additional net premiums written. As a result of our ongoing geographic expansion efforts, the Company wrote more than half of its business outside of New Jersey, for the first time, while maintaining open markets for its New Jersey agents.

     In personal lines, the effects of a state-mandated 15% automobile rate rollback in New Jersey began to impact the Company's results after becoming effective in March 1999. Our New Jersey personal automobile business, which represents $165 million of net premiums earned, generated a 1999 statutory combined ratio of 103.5%, up 3.8 points over the same period, one year ago. The Company expects that the effect of the rollback, coupled with growth in Urban Enterprise Zone ("UEZ") involuntary business, will increase its 2000 New Jersey personal automobile statutory combined ratio to the range of 105% to 109%. That would translate into a 1 to 2 point increase in the Company's overall statutory combined ratio during the same period.

     Finally, as a result of the Company's efforts to provide excellent agency and customer service, Selective was ranked among the top two U.S. commercial lines insurers for the second year in a row in the 1999 Crittenden's national agency survey. The Companys' internal annual agency surveys, from 1994 through 1996, rated 7.3 (on a 10-point scale). From 1997 through 1999, those scores have increased to an average of 8.4.

     COMMERCIAL INSURANCE

     COVERAGES

     Selective's commercial insurance coverages consist of the following:

     WORKERS' COMPENSATION COVERAGE insures employers against employee claims arising from work-related injuries. Compensation is payable regardless of fault. There are four types of benefits payable under workers' compensation policies: medical, vocational rehabilitation, disability and death benefits. Because the Insurance Subsidiaries write voluntary workers' compensation, they are also required to write involuntary coverage. Such coverage is normally written through the National Council on Compensation Insurance, Inc. ("NCCI"). Since January 1, 1995, Selective has accepted direct assignments of involuntary workers' compensation in an effort to reduce processing costs and improve the loss experience of this business through better loss control, managed care and risk management.

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

     LIABILITY COVERAGE insures policyholders against third party liability for bodily injury and property damage, including liability for products sold, and the defense of claims alleging such damages. The liability lines continue to reflect the potential exposure to environmental claims. The emergence of these claims is slow and highly unpredictable. Environmental liabilities are contingent on very complex legal and coverage issues making reliable estimation of the ultimate exposure difficult. For additional information about the Company's exposure to environmental liabilities, see the section entitled "Environmental Reserves" on page 15 and Note 17 to the Consolidated Financial Statements on pages 55 and 56 in Item 8. Financial Statements and Supplementary Data.

     PROPERTY COVERAGE insures policyholders against commercial property damage caused by fire, wind, hail, water, theft and vandalism, and other perils.

     UMBRELLA COVERAGE provides policyholders liability protection supplemental to that provided under primary liability policies and insures against catastrophic losses. Umbrella coverage is normally written in conjunction with other commercial insurance to provide a more complete package for commercial accounts.

     BONDS is responsible for writing fidelity and surety, including but not limited to: bid performance, maintenance, supply, site plan and subdivision bonds.

     COMMERCIAL INSURANCE SUMMARY

                                            Unaudited Twelve months ended
COMMERCIAL LINES                                     December 31,
($ in thousands)                           1999          1998          1997
--------------------------------------------------------------------------------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                    $ 587,521        524,563      472,460
                                        =========     ==========    =========
Net premiums earned                       570,650        506,020      465,826
Losses and loss expenses incurred         416,559        352,863      311,301
Net underwriting expenses incurred        195,035        180,699      162,975
Dividends to policyholders                  6,682          5,329        4,855
                                        ---------     ----------    ---------
Underwriting loss                       $ (47,625)       (32,871)     (13,305)
                                        ---------     ----------    ---------
GAAP RATIOS:
Loss and loss expense ratio                  73.0%          69.7         66.8
Underwriting expense ratio                   34.2%          35.7         35.0
Dividends to policyholders ratio              1.1%           1.1          1.0
                                        ---------     ----------    ---------
Combined ratio                              108.3%         106.5        102.8
                                        =========     ==========    =========

     For the three-year period ended December 31, 1999, the commercial lines GAAP combined ratio was 105.9%. The 1999 combined ratio deteriorated 1.8 points to 108.3%, compared with 1998. The higher combined ratio reflects a loss and loss expense ratio increase of 3.3 points over 1998 of which weather-related catastrophe losses accounted for 0.8 points of the increase. The Company's unfavorable experience in commercial lines is attributable not only to weather-related storm losses, but also to higher than average large losses over $100,000, in workers' compensation and property lines of business. The Company has implemented specific pricing, underwriting and loss control initiatives to reduce our exposure to severe losses as well as charge a higher level of premium for risks that have more volatility. The higher loss and loss expense ratio was partially offset by a 1.5 point decrease in the underwriting expense ratio. Lower expense levels were due to reduced employee cash incentive accruals and a reduced commission ratio caused by lower profit-sensitive commissions to agents.

     Net premiums written increased $63 million, or 12%, in 1999 when compared with 1998. The increase included $154 million in voluntary net new business, primarily due to the Company's strong agency relationships and geographic expansion effort. The Company's ability to continue growing its book of business going forward depends on competitive forces in the marketplace as we implement price increases on an account-by-account basis, with larger increases targeted at under-performing business. The commercial lines pricing environment is changing as the market has at least stabilized, and in the last three months of 1999, the Company achieved 5.5% price increases (4.0% for the full year), including exposure-based changes.

                                                                               GAAP
COMMERCIAL STRATEGIC BUSINESS UNIT                       Net        Net     Underwriting  Statutory
HIGHLIGHTS                                            Premiums   Premiums     Income      Combined
                                                       Written    Earned      (Loss)      Ratio (1)
($ IN THOUSANDS)
----------------------------------------------------------------------------------------------------
All commercial SBUs                       1999     $  587,521     570,650     (47,625)      107.3  %
                                          1998        524,563     506,020     (32,871)      106.2
                                          1997        472,460     465,826     (13,305)      103.6

Contractors                               1999        227,979     216,665     (22,507)      109.3
                                          1998        195,494     184,076     (18,997)      109.8
                                          1997        168,161     163,404      (9,070)      105.0

Mercantile and Service                    1999        156,944     154,411     (10,804)      106.0
                                          1998        148,954     143,330      (9,685)      106.4
                                          1997        135,235     135,163      (3,985)      102.9

Community Services and                    1999         79,089      80,100         107        99.1
Organizations                             1998         70,786      76,075      (1,509)      102.7
                                          1997         74,068      79,689      (3,094)      104.5

Habitational and Recreational             1999         62,003      60,576      (9,216)      114.1
                                          1998         56,890      54,543      (3,447)      105.7
                                          1997         51,860      49,106        (598)      100.6

Manufacturing and Processing              1999         49,198      46,391      (5,880)      111.6
                                          1998         39,893      36,059      (2,274)      105.3
                                          1997         31,731      29,511        (296)      100.4

Bonds                                     1999         12,308      12,507         675        95.8
                                          1998         12,546      11,937       3,041        76.1
                                          1997         11,405       8,953       3,738        57.6

          (1) The ratios are based upon Statutory Accounting Practices ("SAP") prescribed or permitted by state insurance departments in the states in which the Company is domiciled. These practices may differ from generally accepted accounting principles.

COMMERCIAL LINES STRATEGIC BUSINESS UNITS' RESULTS

     The Company deploys commercial lines underwriting experts in six commercial lines strategic business units ("SBUs") that identify profitable market niches and provide a variety of services to the Company's field staff and agents aimed at improving overall profitability. The SBUs have developed new products and services, thereby enhancing Selective's business opportunities with business customers that have diverse risk management needs.

     Among the SBUs' services are providing leads for new accounts, technical training, analysis of underwriting results and review of individual accounts with our field staff and agents. Underwriting analysis, both for lines of business and for individual accounts, is a key part of the SBUs' focus on profitability. The SBUs' analytical responsibilities enable the Company to respond quickly when results in a particular market segment or line of business deteriorate.

     The Company's commercial lines operations accounted for 72% of net premiums written (71% earned), in 1999. Increased loss ratios in several of the SBUs are partially offset by improvements in the underwriting expense ratio.

     The specific commercial lines SBUs and their results are as follows:

     CONTRACTORS: focuses on providing commercial insurance coverage for key business segments in the construction industry including carpentry, electrical, excavating, plumbing, and landscaping, as well as many other special artisan classes. In 1999, the Contractors SBU's net premium earned represented 38% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 108.0%. Contractors generated a 109.3% combined ratio in 1999, down slightly from 109.8% in 1998. The continued high combined ratio in 1999, reflected poor results in the workers' compensation line of business, in particular large losses attributable to falls from heights, and the construction specialty trade business classes.

     MERCANTILE AND SERVICE: focuses on providing commercial insurance coverage to retail stores, offices, wholesalers and service businesses. In 1999, the Mercantile and Service SBU's net premiums earned represented 27% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 105.1%. Mercantile and Service generated a combined ratio of 106.0% in 1999, down from 106.4% in 1998. Weather-related catastrophe losses contributed
3.8 points to the combined ratio in 1999, compared with 2.3 points in 1998.

     COMMUNITY SERVICES AND ORGANIZATIONS (CSO): focuses on providing commercial insurance coverage for municipalities, school boards, volunteer fire departments, rescue squads, social services and religious institutions. In 1999, the CSO SBU's net premiums earned represented 14% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 102.1%. CSO generated a combined ratio of 99.1% in 1999, down from 102.7% in 1998.

     HABITATIONAL AND RECREATIONAL: focuses on providing commercial insurance coverage to hotels, motels, condominiums, property owners' associations, golf courses, country clubs, restaurants, and other miscellaneous types of recreational industries. In 1999, the Habitational and Recreational SBU's net premiums earned represented 11% of the Company's total net premiums earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 106.8%. Habitational and Recreational generated a combined ratio of 114.1% in 1999, up from 105.7% in 1998. The combined ratio increase was driven by a 9.2 point increase in the loss and loss expense ratio due primarily to a surge in severe, property losses which added 6.5 points to this SBU's combined ratio.

     MANUFACTURING AND PROCESSING: focuses on providing commercial insurance coverage for light industrial and processing businesses with low product liability exposures. In 1999, the Manufacturing and Processing SBU's net premiums earned represented 8% of the Company total net premiums earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 105.8%. Manufacturing and Processing generated a combined ratio of 111.6% in 1999, up from 105.3% in 1998. Severe property losses exceeded 1998 levels by $4.1 million adding 9.0 points to this SBU's combined ratio.

     BONDS: focuses on providing commercial insurance coverage for fidelity and surety, including coverages discussed previously. In 1999, the Bond SBU's net premium earned represented 2% of the Company's total net premium earned for commercial insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this SBU was 76.5%. The 1999 combined ratio for this SBU was 95.8%, up from 76.1% in 1998. Selective's Bond business has achieved a profit in 23 of the last 24 years.

     PERSONAL LINES INSURANCE SUMMARY

                                                 Unaudited Twelve months ended
PERSONAL LINES                                            December 31,
($ in thousands)                                 1999         1998        1997
---------------------------------------------------------------------------------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                          $ 224,156      224,310   245,178
                                              =========      =======   =======
Net premiums earned                             228,415      216,972   210,442
 Losses and loss expenses incurred              175,656      154,937   149,912
 Net underwriting expenses incurred              59,281       54,150    50,247
Underwriting (loss) or gain                      (6,522)       7,885    10,283
                                              ---------      -------   -------
GAAP RATIOS:
Loss and loss expense ratio                        76.9 %       71.4      71.2
Underwriting expense ratio                         26.0 %       25.0      23.9
Combined ratio                                    102.9 %       96.4      95.1
                                              =========      =======   =======

     The Personal Lines SBU represented 29% of the total net premiums earned in 1999. For the three-year period ended December 31, 1999, the personal lines GAAP combined ratio was 98.1%. The 1999 ratio deteriorated 6.5 points to 102.9%, compared with 1998. The loss and loss expense ratio contributed 5.5 points to the overall increase. The increase was due to: (i) higher catastrophe losses which made up 1.4 points of the increase; (ii) the impact of writing business under the New Jersey UEZ program; and (iii) the effects of the New Jersey 15% rate rollback on personal automobile premiums. The UEZ law requires automobile insurers in New Jersey to write the same percentage of urban business compared with their overall statewide market share. Selective's statewide market share is approximately 3.1%. As a result, the Company has been required to write approximately 9,000 new policies in urban territories. While the Company will not be required to write more UEZ business before the middle of 2001, this business is expected to produce loss ratios much higher than the Company's voluntary business. The poor claim experience is attributable to the frequency coupled with inadequate liability rates.

     Although the new personal automobile law in New Jersey requires a 15% rate rollback, the Company anticipates overall savings attributable to the new law only to be in the range of 4 to 5 points. The savings are primarily due to medical cost controls mandated by the state and other potential savings under the law (e.g., changes in the no-fault law, increased fraud prevention and prosecution). Therefore, the Company expects that the rate rollback coupled with the effects of New Jersey's UEZ business will increase its New Jersey automobile statutory combined ratio for 2000 to the range of 105% to 109%.

     Personal lines net premiums written decreased slightly in 1999, when compared with 1998. The Company's seven-state expansion program, which generated $16 million in additional premiums was mostly offset by a $12 million decline in New Jersey automobile primarily due to the rate rollback, a decrease of $19 million and growth in UEZ business an increase of $8 million.

PERSONAL LINES HIGHLIGHTS                 Net          Net            GAAP           Statutory
                                        Premiums    Premiums      Underwriting        Combined
($ IN THOUSANDS)                        Written      Earned     Income (Loss) (1)   Ratio (1)(2)
------------------------------------------------------------------------------------------------
Total Personal Lines SBU     1999     $   224,156    228,415        (6,522)            102.6   %
                             1998         224,310    216,972         7,885              97.1
                             1997         245,178    210,442        10,283              94.1

Automobile                   1999         190,666    195,878        (9,658)            104.7
                             1998         190,215    186,897          (178)            100.9
                             1997         223,047    187,656         4,044              96.9

Homeowners                   1999          27,084     26,094         2,858              87.5
                             1998          27,489     23,466         5,837              76.4
                             1997          15,647     16,079         3,987              72.8

Other                        1999           6,406      6,443           278              37.3
                             1998           6,606      6,609         2,226              37.4
                             1997           6,484      6,707         2,252              69.3

          (1) Flood business servicing revenues have been removed from the personal lines underwriting income and reclassed as diversified insurance services business.

          (2) The ratios are based upon Statutory Accounting Practices ("SAP") prescribed or permitted by state insurance departments in the states in which the Company is domiciled. These practices may differ from generally accepted accounting principles.


     PERSONAL LINES STRATEGIC BUSINESS UNIT RESULTS


     PERSONAL AUTOMOBILE coverage insures individuals against losses from bodily injury, bodily injury to third parties, property damage to an insured's vehicle (including theft and fire), property damage to other vehicles and other property as a result of automobile accident involving personal vehicles. These policies may include uninsured motorist coverage. In 1999, personal automobile premiums earned represented 86% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this coverage was 100.8%. The combined ratio for 1999 was 104.7% up from 1998 due primarily to the early impact of the rate rollback in New Jersey and the effect of the additional UEZ business.

     HOMEOWNERS coverage insures individuals for losses to their residences and personal property such as those caused by fire, wind, hail, water damage, theft and vandalism, and against third party liability claims. Additional coverage for specific personal property items can be purchased on a scheduled personal property basis. In 1999, Homeowners net premiums earned represented 11% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1999, the average statutory combined ratio for this coverage was 78.9%. The combined ratio for 1999 was 87.5%, up from 76.4% in 1998. The 11.1 point increase in the loss and loss expense ratio included a 4.2 point increase in weather-related catastrophe losses, primarily Hurricane Floyd, compared with 1998.

     PERSONAL CATASTROPHE LIABILITY coverage, included in the "Other" category in the personal lines highlights table (above), provides policyholders liability protection supplemental to protection provided under automobile and homeowners policies and insures against catastrophic losses. This coverage is normally written in conjunction with other personal insurance. In 1999, net premiums earned for personal catastrophe liability coverage represented 1% of the Company's total net premiums earned for personal insurance. For the three-year period ended December 31, 1999, the Company's average statutory combined ratio for this coverage was 61.5%.

     AGENCY DISTRIBUTION FORCE

     Selective continues to work with its 900 independent agents to align their interests with the Company's strategies and, thereby, generate profitable premium growth. At this point, while the long-term effects of ongoing agency consolidation and bank acquisitions of agencies cannot be fully anticipated, Selective is taking steps to work even more closely with our best agents and those purchased by a bank or other entities, see Item 1. "Business" - "New Initiatives".

     After eliminating approximately 270 underperforming agencies between 1994-1996, the Company believes it has the premier agency distribution force and agency relationships in the property and casualty industry. The Company's strong agency relationships start with providing a broad range of products, superior service, in both underwriting and claims, stable markets and consistent underwriting standards. The Company has competitive commission schedules and agents can earn additional commissions of up to 22% of their direct premiums written under the Company's agency profit sharing plan. The Company's local staff maintains a high level of communication with agents. Senior management also interacts frequently with agents through a variety of channels. These include annual agency meetings in the Company's operating territories; annual Producer Council meetings where leading local agents discuss with management how the Company can improve its product offerings, customer service and overall efficiency; and, an annual agency strategy meeting where a group of agents from the Company's operating territories advise management as corporate strategies and key initiatives are developed.

     FIELD STRATEGY

     In 1995, the Company began deploying field underwriters - agency management specialists (AMS) - and in 1997 field claim adjusters - claims management specialists (CMS) into the territories serviced by our agents. Through year end 1999, there were approximately 80 AMSs and 135 CMSs working in the Company's operating territories. Working and living near agents and customers enables AMSs to work side-by-side with agents to evaluate new business opportunities and develop strong relationships based on technical excellence and regular, personal interaction. The AMSs work account-by-account to ensure the Company makes fair, accurate underwriting decisions. Agent response to the AMS program is reflected in the $154 million of net new commercial lines business the Company wrote in 1999 and the survey results mentioned above.

     CMSs also work and live close to agents and customers so that they are able to immediately be on site when a loss occurs, as well as conduct on-site inspections and obtain knowledge about potential exposures. The Company believes that personal, early intervention by CMSs results in higher levels of customer satisfaction, and quicker, more accurate claim settlements and fraud detection. As a result, Selective's claim service scored very high marks in the 1999 Crittenden's agent survey.

     AMSs and CMSs are supported by eight regional field offices located throughout the Company's operating territories. In addition to supporting agency service and relationship objectives, the regional offices are responsible for handling renewal business. The AMSs, regional office underwriting teams and agents work together with corporate management to maintain underwriting discipline and business quality. The account-by-account and team strategy for underwriting supports the Company's objective of retaining established accounts with favorable underwriting results.

     DIVERSIFICATION

     The Company, responding to rating agency, analyst and shareholder concerns, decided in the early 1990's that it should diversify its insurance revenue by territory as, in 1992, 65% of its business was written in New Jersey. While always maintaining open markets for our New Jersey agents, the Company began writing more business in its other seven core states and expanded into nine new states in the midwest, Connecticut, Rhode Island and New York. Expansion created the opportunity for the Company to compete in territories with stable regulatory environments and lower exposure to natural catastrophes. The Company has also expanded its personal lines products to seven new states.

     In 1996, the Company commenced its midwest geographic expansion strategy, deploying an internal growth approach rather than expanding via acquisition of other insurers. By focusing on hiring the best local underwriting and claim people, establishing a regional underwriting office in Columbus, Ohio and appointing the best agents in each state, the Company was able to grow rapidly in the Midwest ($74 million of net premium written in 1999). We continue to work to improve our underwriting performance in these new states as this business from a loss ratio standpoint is not "seasoned" and we have not yet reached the appropriate premium levels to adequately distribute our infrastructure costs.

     As a result of these efforts, 54% of our premiums written were in states other than New Jersey, an increase of approximately 5 points from 1998 and the first time in Selective's history that more than half of the Company's premium was written outside of New Jersey.

     UNDERWRITING

     The AMSs, regional offices, SBU personnel and our agents all play an integral role in the underwriting process, subject to the Company's underwriting guidelines for particular policies and types of customers. The regional offices and the SBUs work together to develop products and underwriting guidelines as well as pricing, growth and profitability objectives. These activities are also based on AMS input on agents' needs for products and pricing.

     For certain classes of business and policy limits, certain agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. The agents handbook, and e-Select (see, Technology on page 11) set forth underwriting criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their AMS to obtain authorization to bind coverage. Insurance accounts that exceed the AMS's authority require additional management or home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be canceled after the first 60 days other than at renewal upon prescribed notice of cancellation.

     Loss control representatives ("LCRs") are responsible for surveying and assessing accounts from a safety standpoint. Accounts with significant exposures in a particular line of coverage may be placed on service by the LCR and receive regular individualized attention. The premium audit staff conducts audits of a commercial account's financial records on an interim basis during the policy year, or at the end of a policy term to adjust interim or final audit premium payments.

     CLAIMS

     Timely investigation and the fair settlement of meritorious claims is one of the most important customer services the Company provides. In addition, the Company aggressively investigates potentially suspicious or fraudulent claims so that appropriate action can be taken before payment is authorized. Also, Company policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling loss and loss expenses.

     The Company's CMSs are primarily responsible for investigating and settling claims directly with policyholders. By promptly and personally investigating claims, the CMS is able to provide personal service and quickly resolve claims. In territories where there is insufficient claims volume to justify the placement of a CMS, or when particular claim expertise is required, the Company uses independent adjusters to investigate and settle claims.

     Claims settlement authority levels are established for each CMS and supervisor based on their experience and expertise, up to the regional branch office's $100,000 limit. Those claims with an exposure potential in excess of $100,000, those claims involving significant or catastrophic injury or damage (such as, fatalities, amputations and brain damage) as well as claims involving suits against the Company and/or questions of coverage are reported to the home office where senior claims specialists review the claims and determine the appropriate reserve. They also provide guidance on the handling of the claim until it's final disposition. All environmental claims are referred to a centralized environmental claims unit, which specializes in the management and consistency of decisions regarding coverage application to these exposures.

     For small first party claims, generally defined as less than $2,500, the Company has implemented an "Agency Draft Program" enabling agents to pay property damage claims on the spot without CMS involvement. In 1995, agents handled 1,600 of these small claims. By 1999, that number increased to 17,000 and the Company's goal, over time, is for agents to handle 60% of these small claims. Expanding this program enables agents to provide immediate customer service and satisfaction, while saving on costs since the CMS does not have to get involved.

     The Company has centralized, in the home office, subrogation and workers' compensation claims handling to provide for consistency in handling, timely exposure recognition and economies of scale. Additionally, our Claims Department and Alta Services LLC, our managed care organization, work closely together to provide a comprehensive pro-active managed care approach to workers compensation and automobile no-fault injury claims. This partnership enables the application of a broad spectrum of loss cost containment services including nurse case management, physician and hospital treatment networks, peer review, treatment pre-certification, and medical bill pricing review.

     The Company has a centralized fraud unit to best manage its 17 field fraud investigators and consistently adhere to exacting internal procedures to improve detection and action on potentially fraudulent claims. The Company's automated claim system tracks suspicious claims and determines the amount of loss dollars saved when a claim is not paid because it is adjudged to have been fraudulent. Also, the Company provides anti-fraud training for employees who may be involved in claim matters.

     The Company also focuses on, and has invested in, loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program, administered by Alta Services LLC, which reduced 1999 workers' compensation and automobile loss costs; (ii) a special investigative unit and claims professionals who uncovered fraudulent claims; (iii) a voluntary automobile repair shop program which reduced repair costs in 1999 while maintaining a 96% customer service satisfaction rating; and (iv) a small estimate and property review program.

     To date, the Company has received no Year 2000 ("Y2K") related claims, and expects few if any claims. In the event such claims are made, the Company has secured reinsurance that will cover all Y2K claims as a single event, up to $38 million of claims in excess of $12 million. See the Year 2000 discussion in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     TECHNOLOGY

     The Company is utilizing technology to both improve service and reduce the costs associated with processing insurance business. The Company has a number of automated systems designed to improve service and efficiency.

     The Commercial Lines Automated System (CLAS) eliminates many manual processes, reducing the time it takes to process commercial insurance products. CLAS provides instant access to critical underwriting information and enables underwriters and claim adjusters to quickly answer questions, process changes, verify coverages and work more efficiently with agents to quote new business. In 1999, CLAS was redesigned for Windows 95 and 98 which included the addition of workers' compensation policy processing and quick quote capability. CLAS will be continually enhanced to meet agent's, AMS's and underwriter's needs.

     The rating software, available on CD-ROM, used in conjunction with Selective-specific software in their offices, enables agents to obtain initial account pricing. That and information can be transferred electronically between the agent, AMS and field office, providing fast turnaround on policy issuance and coverage revisions. These efforts are all part of a goal to create a seamless work environment between Selective and its agents, without duplication and minimal exposure to error.

     In 1999, the Company launched e-Select, an extranet product available to Selective agents and employees that includes product and rating information, forms, billing information, agency profitability, production reports and instant e-mail access to all employees. In early 2000, e-Select will be available to agents and employees over the Internet. The Company will continue to develop Internet-enabled technology during 2000 and beyond to enhance agency and customer service and to reduce the transactional costs between the Company and its agents. This capability will improve the flow of information between and among the Company's various constituencies.

     Agents currently using Applied's agency management software have the ability to electronically send and receive personal lines policy information. All agents can electronically make inquiries on the Company's claims and billing systems. In 1998, the Company expanded "Agency Interface" to accept personal lines policy transactions from additional agency management systems. In early 2000, the Company began interfacing with Applied agencies on commercial lines products via our CLAS system.

     A mobile claim system, intended to support the CMSs by automating the claim adjustment process in the field, was implemented for workers' compensation in 1999, with all lines due to be included during 2000. Currently CMSs have electronic access to current claim information, have the ability to authorize claim payments and can input log notes from the field using their laptop computers.

     Finally, the Company completed Y2K compliance activities in 1999 and there were no Y2K-related failures that resulted in operational delays.

     PRODUCTIVITY/EXPENSES

     The technology initiatives described above are intended to enable the Company to provide better, more efficient service to agents and to make employees more efficient and effective. Technology is a key part of the corporate-wide objective to reduce statutory underwriting and loss expense ratios through increased efficiency and automation. The Company's overall GAAP underwriting expense ratio was 31.8% for the year ending 1999, as compared with 32.5% for the prior year. The reduction in the expense ratio includes: (i) approximately a .5 point decrease due to the Company's reward program not having a payout in 1999; (ii) approximately a .5 point decrease due to lower profit sharing commissions to agents reflecting underwriting experience; (iii) other expenses that grew at rates less than our 8% net premiums written growth rate.

     The Company utilizes net premiums written per employee as another key measure of productivity. At December 31, 1999, the Company's had 1,724 employees in its insurance and corporate operations and these employees generated net premiums written of $471,000 per employee, up from $455,000 in 1998.

     The Company's loss expense ratio has averaged 10.4% for the three-year period ended December 31, 1999 and has decreased 2.1 points from a high of 11.5% in 1993 to 9.4% in 1999. The Company has decreased this ratio through more aggressive litigation management. Currently, most outside defense firms are on fee arrangements. The Company's examiners, coupled with an expansion of the Company's staff counsel (attorneys employed by the Company to represent the insureds' interests) have helped decrease the loss expense ratio. The program to reduce legal fees also includes increased utilization of arbitration services to avoid the higher costs associated with taking a case to trial.

     REINSURANCE

     The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered ("treaty reinsurance"), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured ("faculative reinsurance") and limits ("automatic faculative reinsurance"). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

     The Company has a Reinsurance Security Committee ("Reinsurance Committee") that reviews and approves all reinsurers who do business with the Company. The Reinsurance Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; (ii) Insurance Solvency International; and (iii) Standard and Poor's Insurance Rating Services ("Standard and Poor's"). Further information is obtained from the Company's reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not been assigned a rating.

     The Company continuously monitors the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. The Company's primary reinsurers are Zurich Reinsurance Company of America, American Re-Insurance Company, Axa Re (Paris) and Gerling Global Reinsurance Corporation. In addition, the Company cedes no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF").

     The Company maintains treaty excess of loss programs which cover each property occurrence in excess of $750,000 up to $15 million and each casualty occurrence in excess of $2 million up to $50 million, except for commercial umbrella which is reinsured up to $10 million. In certain instances where greater capacity is needed for a larger property or casualty risk, facultative reinsurance is purchased. Within the casualty treaty is a Year 2000 provision that covers any Year 2000 losses as a single event for losses and loss expenses. This is a catastrophe cover within the top four layers which consists of $38 million in excess of $12 million. This cover defines all Year 2000 occurrences as one event. The coverage protects against any Year 2000 claim which is asserted in the 36-month period beginning on July 1, 1998.

     The Company's catastrophe program is in six layers and covers: (i) 95% of losses in excess of $15 million up to $85 million; (ii) 95% of losses in excess of $95 million up to $165 million. The Company believes that the property catastrophe program, coupled with the Homeowners Quota Share Program, (which contains no per-occurrence limit), provides adequate protection for catastrophic losses.

     POOLING ARRANGEMENTS

     The Insurance Subsidiaries participate in inter-company pooling and expense sharing arrangements ("pool" or "pooling agreement"). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one Insurance Subsidiary from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. The pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best and Standard and Poor's.

     The pool participation percentage of each Insurance Subsidiary reflects the ratio of that subsidiary's policyholders' surplus to the Company's aggregate policyholders' surplus. The percentages are as follows:

                        SICA.......................   55.5%
                        SWIC.......................   21.5%
                        SISC.......................    9.0%
                        SISE.......................    7.0%
                        SINY.......................    7.0%

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

     RESERVES FOR NET LOSSES AND LOSS EXPENSES

     The table on page 14 provides information about reserves for net losses and loss expenses. Also see Notes 14 and 17(a) to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

     The anticipated effect of inflation is implicitly considered when estimating reserves for net losses and loss expenses. While anticipated increases due to inflation are considered in estimating ultimate claim costs, the increase in the average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical and anticipated trends and also are adjusted for anticipated changes in general economic trends.

     After taking into account all relevant factors, the Company believes that the reserve for net losses and loss expenses at December 31, 1999, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     The table on page 14 represents the development of balance sheet net reserves for 1989 through 1999. The top three lines of the table reconcile gross Generally Accepted Accounting Principles ("GAAP") reserves to net GAAP reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

     The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1991 reserve developed a $14 million redundancy over the course of the succeeding eight years. That amount has been included in income over the past eight years.

     The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 1999, the Company paid $469 million of the currently estimated $534 million of losses and loss expenses that were incurred through the end of 1989; thus, the difference, an estimated $65 million of losses and loss expenses incurred through 1989, remained unpaid as of December 31, 1999.

     In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 1998, but incurred in 1995, will be included in the cumulative redundancy (deficiency) amounts in 1995, 1996, 1997 and 1998. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

     ANALYSIS OF NET LOSS AND LOSS EXPENSE DEVELOPMENT

($ in millions)                 1989      1990      1991     1992     1993     1994     1995      1996     1997      1998     1999
------------------------------------------------------------------------------------------------------------------------------------
Gross reserves for
unpaid losses and
loss expenses at
December 31                    $ 622.8    669.2    731.5    870.2    917.7    999.4   1,120.1   1,189.8   1,161.2  1,193.3  1,275.1

Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31                    $(100.5)   (87.0)   (91.9)  (132.6)  (114.0)  (111.5)   (121.4)   (150.2)   (124.2)  (140.5)  (192.0)

Net reserves for
unpaid losses and
loss expenses at
December 31                    $ 522.3    582.2    639.6    737.6    803.7    887.9     998.7   1,039.6   1,037.0  1,052.8  1,083.1

Net reserves estimated as of:
One year later                 $ 523.8    585.7    634.3    734.8    801.0    900.6     989.5   1,029.5   1,034.5  1,044.2
Two years later                  528.2    583.1    626.3    732.5    790.0    899.5     977.6   1,028.1   1,024.8
Three years later                523.8    577.0    626.5    718.7    788.5    894.9     974.4   1,020.5
Four years later                 520.3    581.2    626.8    716.5    782.9    894.7     965.2
Five years later                 523.7    583.6    625.3    717.3    780.3    892.2
Six years later                  529.7    582.8    627.1    716.4    778.9
Seven years later                530.0    585.7    626.8    714.0
Eight years later                531.4    586.4    625.9
Nine years later                 533.1    585.6
Ten years later                  534.1

Cumulative
redundancy
(deficiency)
                               $ (11.8)    (3.4)   13.7      23.6     24.8    (4.3)      33.5      19.1     12.1      8.6
                               =======    =====  ======    ======   ======  ======    =======   =======   ======   ======
Cumulative amount
of net reserves paid
through:
One year later                 $ 158.2    174.5   183.7     219.5    224.6    259.4     280.4     303.6     313.7    328.1
Two years later                  264.5    288.1   308.8     352.3    382.3    443.4     481.6     519.6     531.1
Three years later                335.8    371.7   391.3     451.4    497.7    573.7     628.0     674.7
Four years later                 385.8    422.5   447.7     517.2    567.4    661.3     722.2
Five years later                 413.7    452.0   481.4     556.3    611.1    716.0
Six years later                  430.0    472.8   502.6     580.6    642.8
Seven years later                443.5    487.0   516.0     600.4
Eight years later                452.6    496.3   529.7
Nine years later                 460.2    506.0
Ten years later                  468.8

The following table reconciles the difference between GAAP and statutory loss and loss expense reserves:

RECONCILIATION OF STATUTORY TO GAAP LOSS RESERVES
($ in thousands)                                        1999           1998           1997
---------------------------------------------------------------------------------------------
Statutory reserves (1)                             $ 1,064,624      1,034,036      1,018,284

Adjustment for funds withheld (2)                       17,375         17,375         17,375
Provision for uncollectible reinsurance                  1,080          1,410          1,313
                                                   -----------      ---------      ---------

GAAP net reserve for loss and loss adjustment        1,083,079      1,052,821      1,036,972
expenses

Reinsurance recoverable on unpaid loss and loss
adjustment expenses                                    192,044        140,453        124,197
                                                   -----------      ---------      ---------

GAAP gross reserves for loss and loss adjustment
expenses                                           $ 1,275,123      1,193,274      1,161,169
                                                   ===========      =========      =========


(1) Statutory loss and loss expense reserves, net of reinsurance recoverable on unpaid loss and loss adjustment expenses.

(2) Represents statutory funds withheld under reinsurance contracts that have been re-classified as loss reserves for GAAP.


     ENVIRONMENTAL RESERVES

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

     "Asbestos claims" means those claims presented to the Company in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has witnessed the emergence and development of an increasing number of asbestos claims. Over this time period, the various issues concerning coverage and the industry's obligations under its policies have largely been resolved, thus permitting the Company to reserve with a higher degree of certainty. At December 31, 1999, asbestos claims constituted 80% of the Company's total outstanding environmental claims.

     "Non-asbestos claims" means all pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to the Company other than asbestos. These claims include landfills, leaking underground storage tanks, oil spills, air pollution, lead poisoning and general contamination. In past years, landfill claims have accounted for a significant portion of the Company's environmental claim unit's litigation costs.

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

     The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 1999. See Note 17. to the Company's Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding environmental reserves.

ENVIRONMENTAL CLAIMS ACTIVITY
                                      1999         1998         1997
----------------------------------------------------------------------
ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year           1,665        1,723        1,715

Claims received during year             569          597          323

Claims closed during year              (534)        (655)        (315)
                                    -------      -------      -------

Claims at end of year                 1,700        1,665        1,723
                                    =======      =======      =======

Average net loss settlement on      $   141          148          526
closed claims

NON-ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year             407          337          306

Claims received during year             411          291          232

Claims closed during year              (404)        (221)        (201)
                                    -------      -------      -------

Claims at end of year                   414          407          337
                                    =======      =======      =======

Average net loss settlement on      $ 6,688       22,772       19,855
closed claims

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

REGULATION

     GENERAL

     Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies but generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. The Company believes that it is in compliance with applicable regulatory requirements in all material respects as of the date of this report. Although the U.S. Federal government does not directly regulate the insurance industry, Federal initiatives from time to time can have an impact on the industry.

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

NAIC GUIDELINES

     The Insurance Subsidiaries are subject to the general statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners ("NAIC"). The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state commissioners about certain aspects of the insurer's business. The Insurance Subsidiaries have, in recent years, met all of the IRIS ratio tests.

     NAIC model laws and rules are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing, and resource levels for all states. All of the domiciliary states of the Insurance Subsidiaries are accredited, with the exception of New York. The NAIC intends to create an eventual nationwide regulatory network of accredited states.

     The NAIC Model Act is also intended to enhance the regulation of insurer solvency. This act contains certain risk-based capital ("RBC") requirements for property and casualty insurance companies. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. RBC measures the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with a ratio below 200% of their total adjusted capital to their Authorized Control Level, as calculated in the Model Law, are subject to different levels of regulatory intervention and action. Based upon the 1999 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceed the Authorized Control Level, and the risk based capital ratios are as follows:

                         SICA                       497%
                         SWIC                       641%
                         SISE                       591%
                         SISC                       593%
                         SINY                       581%

DIVERSIFIED INSURANCE SERVICES SEGMENT

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                                       1999        1998        1997
------------------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                         $ 10,665       8,004      5,802
Pre-tax Profit                                         3,297       1,902      1,239
MEDICAL COST CONTAINMENT
Net Revenue                                            5,874       6,096      2,434
Pre-tax Profit (Loss)                                    895         315       (474)
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                           11,262          --         --
Pre-tax Profit                                           980          --         --
PREFERRED PROVIDER ORGANIZATION
Net Revenue                                            1,964          --         --
Pre-tax Profit                                           253          --         --
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net Revenue                                           16,888          --         --
Pre-tax Profit (Loss)                                   (653)         --         --
TOTAL
Net Revenue                                           46,653      14,100      8,236
Pre-tax Profit                                         4,772       2,217        765
After Tax Profit                                       2,948       1,440        495
Return on Net Revenue                                    6.3 %      10.2        6.0

     Our Diversified Insurance Services businesses generated $47 million of revenue and $3 million of after-tax profit for the year ended December 31, 1999. The Company expects continued, strong revenue growth in this segment and increased opportunities for these businesses working together and with the Insurance Operations. The segment generated a return on net revenue of 6.3% for the year ended December 31, 1999, compared to 10.2% one year ago. The decrease in return is due to a higher percentage of the revenue being generated by the PEO which generated a lower profit margin, the additional investments being made to grow these businesses, and the operating loss generated by PDA. The Company completed two key acquisitions in 1999; Selective HR Solutions (formerly Modern Employer, Inc.) a professional employer organization (PEO) that offers human resource administration services and risk managements products and services to small and mid-sized businesses; and Consumer Health Network, Plus (CHN), a preferred provider network, that offers medical services to insurance companies and other businesses. Refer to the "Diversified Insurance Services Regulation" in Item 7., Managements's Discussion and Analysis of Financial Condition and Results of Operations.

     In the future we intend to focus our Diversified Insurance Services businesses on revenue growth, geographic expansion and inter-business marketing opportunities. For example, in the first quarter of 2000, the Company will begin marketing, through independent agents a product that combines the PEO package and commercial lines coverages. This represents a unique way to address many risk management and human resources issues that our small to mid-sized business customers face. These various synergistic opportunities are described below, see "New Initiatives" on page 20.

     FLOOD INSURANCE

     Selective is a servicing carrier for the National Flood Insurance Program. The Company provides a market for flood insurance to its agents and also has flood-only appointments with about 2,600 agents across the country. The premiums collected by the Company are ceded 100% to the federal government. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In addition to the underwriting fees, the Company receives fees for handling claims. Together these fees generated $10.7 million of revenue and $3 million in pre-tax profit for this unit. In 1999, the Company's flood direct premiums written increased by 14% to $27 million which generated $1 million in additional revenue. A significant portion of the revenue increase is directly related to claims fees earned during Hurricane Floyd, which added approximately $1.25 million. Flood personnel handled about 2,000 claims related to the hurricane.

     During 1999, the Company expanded its Flood operations to all states. The Company has also established a separate entity, FloodConnect, in anticipation of rolling out nationally an internally developed flood policy processing system in the fourth quarter of 2000. The system will eliminate the need for the Company to purchase policy support from an outside vendor, while it will also enable FloodConnect to provide policy processing support for other Flood servicing carriers, thus creating an opportunity for additional program administration revenues.

     MEDICAL COST CONTAINMENT - ALTA SERVICES AND CONSUMER HEALTH NETWORK

     Alta Services LLC ("Alta") manages workers' compensation and automobile medical claims for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses and employer groups. Alta bears no underwriting risk and offers a full array of medical cost containment services.

     The Company concluded that medical claim management was such a critical element of claim handling that it purchased Alta formerly MRSI/MCSI -- in November 1997. Alta provides a broad range of medical claims services to Selective including first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and repricing. The goal of Alta's program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible.

     In addition, Alta also provides medical services to other insurers. Recently, Alta has become a leading medical claim management vendor for medical programs under New Jersey's Automobile Insurance Cost Reduction Act. During 2000, revenue generated by this new business will offset revenue lost due to the loss of two key accounts in 1999. Nevertheless, Alta generated pre-tax net income of $0.9 million in 1999.

     In 1999, Selective acquired Consumer Health Network ("CHN") a preferred provider organization ("PPO"). A PPO develops networks of medical providers and leases these networks to insurers, large employers, third party administrators, unions and other entities that pay medical claims. In return for bringing the medical providers patients, the PPO negotiates discounts for their customers. CHN expanded its network providers from 38,000 to 42,000 locations during 1999 in its initial three key operating territories (New Jersey, New York, and Connecticut). Network expansion will continue to be a major initiative at CHN. The costs associated with these efforts have reduced return on revenue margins for 1999 and will continue during the first half of 2000. CHN's customers include Alta, and both Alta and Selective benefit from having access to CHN's networks, which are the largest in New Jersey. CHN generated $0.3 million in pre-tax net income during the five months after being acquired by Selective in July 1999.

     Going forward, both Alta and CHN will focus on expanding their businesses by entering into new states where Selective has a major presence, starting with Pennsylvania. Also, as Selective HR Solutions (see below) enters New Jersey and other key Selective territories, both Alta and CHN will have new business opportunities to manage property and casualty medical claims, and the day-to-day medical needs of the employees of Selective HR Solution's business customers. This is an example of the vertical integration synergies made possible by Selective's business model.

     Alta also oversees SelecTech, LLC ("SelecTech") which generates fees by providing third party administrative services to self-insured accounts. Self-insured businesses often need insurance services, such as managed care and other claim handling programs, and loss control that would otherwise be provided by an insurer. SelecTech also works closely with Selective Risk Managers to assist businesses and government entities looking for customized insurance products and services.

     ALTERNATIVE MARKETS -- SELECTIVE RISK MANAGERS

     The Company has recognized that many businesses are exploring different methods of meeting their risk management needs. Larger companies and government entities have self-insured or partially self-insured themselves for many years, and smaller companies and government bodies are exploring self-insurance and other alternative market options. Many businesses are buying insurance through affinity group or trade associations. Many of the Company's agents are working with customers looking for new insurance options.

     In response to the trend towards self-insurance and group/association-based insurance, the Company formed Selective Risk Managers (SRM) in 1997. Through December 31, 1999, SRM has written through the insurance operations over $10 million direct premiums written in group, association, and self-insurance business. The financial results of this business are recorded in the Insurance Operations segment. SRM is able to tailor insurance products and coverages, and also create programs enabling agents and business owners to participate in the profits their programs may generate. SRM also creates programs for government entities.

     In addition, SRM manages the Company's specialty lines products. The Company is able to secure through reinsurance agreements, on behalf of its agents and customers, newer or hard-to-place coverages, such as directors and officers, errors and omissions, environmental liability and employment practices liability.

     PROFESSIONAL EMPLOYER ORGANIZATION - SELECTIVE HR SOLUTIONS

     The Company believes that small to mid-sized businesses will begin demanding new and better solutions to many of their operational problems. We believe that the PEO concept provides an answer to many problems employers face from hiring and retaining good employees, to providing competitive benefits, to eliminating administrative and compliance burdens that keep the business owners from focusing on their core operations. The PEO provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation. A PEO, by the nature of its product package, provides a very high level of day-to-day services to its customers, which the Company believes will be attractive to small business owners.

     As stated above, Selective purchased a leading PEO, Selective HR Solutions, in 1999. This acquisition provides the Company and its distribution force access to a product line that complements Selective's traditional commercial insurance package. As independent agents have control of about 70% of the small business (those with 25 or less employees) insurance market, the Company believes it can successfully market the PEO product in its operating territories through its agents. The Company will steadily introduce the PEO product in its operating territories throughout 2000 and 2001, building on existing agent/business owner relationships. As stated above, introducing the PEO product in New Jersey will also generate business opportunities for Alta and CHN. Selective HR Solutions will also begin using an Internet-enabled payroll and benefits management system in 2000, which will further improve efficiency and service levels. In the five months of 1999 after being purchased by the Company, Selective HR Solutions generated $1.0 million in pre-tax net income.

     SOFTWARE DEVELOPMENT AND ADMINISTRATION -- PDA SOFTWARE SERVICES, INC.

     Technology is driving efficiencies and new operational opportunities across the world. The insurance industry can benefit enormously from technology applications that eliminate paper, excessive processing and errors, and transaction costs. Selective has already made a significant resource commitment to technology, which was accentuated further by its acquisition of PDA Software Services, Inc. ("PDA") in late 1998. PDA has assisted in the development of the Company's automated claim and flood processing systems. In addition, PDA is also the leading vendor of administrative services to the federal government's Women, Infants and Children ("WIC") nutritional program administered by the states. Currently, PDA administers the WIC program in 12 states.

     PDA incurred a pre-tax loss of $0.7 million in 1999, attributable to goodwill and retention bonuses. The retention bonuses will continue as charges against income through 2002.

     INVESTMENTS SEGMENT

     Investment income is an important source of revenue and the return on its investment portfolio has a material effect on net income. The Company's investment policy is conservative with the long-term objective of maximizing after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 81% debt securities, 16% equity securities and 3% short-term investments.

     Investments are made in compliance with regulatory requirements and with careful attention to present and prospective Federal income tax positions. Our investment policy allows up to 5%, as measured at the time of purchase, of debt securities to be below investment grade. High credit quality has always been a cornerstone of our investment strategy. This high quality strategy is evident by the fact that 99% of the debt security portfolio is of investment grade. Further emphasizing this superior quality is the fact that 40% of the debt securities have a Moody's rating of Aaa (or its Standard and Poor's equivalent), which is considered to be the highest credit quality. Though not the sole consideration, investment commitments are made with considerable emphasis on limiting credit risk.

     Liquidity requirements are emphasized in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, debt securities are distributed so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. At year-end 1999, 81% of our debt securities were classified as available-for-sale, which provides greater portfolio management flexibility.

     To reduce the sensitivity to interest rate fluctuations, the Company invests its debt portfolio primarily in intermediate-term debt securities. At year-end 1999, 93% of the portfolio was ten years or less to maturity and the average life was 5.0 years.

     Net investment income earned, after taxes, decreased modestly in 1999 to $75 million compared to $77 million in 1998. Net investment income earned before taxes declined in 1999 to $97 million from $99 million in 1998. The level of investment income was negatively impacted by: (i) lower yields on the reinvested proceeds from maturities and redemptions of $309 million during 1999 and 1998;
(ii) the use of cash to purchase common shares of the Company (totaling $46 million in 1999 and $38 million in 1998); and (iii) cash acquisitions of diversified insurance services businesses. During 1999, the Company purchased
2.5 million shares of our stock, compared to 1.8 million in 1998, through a $38 million share buy-back program. We believe this to be an efficient use of excess capital and an enhancement to shareholder value. The interest rates currently available in the marketplace have been lower than the average yield on the Company's debt securities portfolio. Therefore, the growth of investment income is expected to be highly dependent on increases in investment assets, resulting from the addition of new cash generated from operations.

     We will continue to follow the investment philosophy that has historically proven successful. The strategy is to continue to purchase debt securities in sectors that represent the most attractive relative value considering the Company's Federal income tax position and, over time, increase equity holdings, when warranted.

     Managing investment risk by adhering to these strategies is intended to protect the interests of the Company's stockholders, as well as those of its policyholders and, at the same time, enhance our financial strength and underwriting capacity.

CAPITAL MANAGEMENT

     The Company manages its capital position in terms of the levels of long-term debt and equity in an effort to reduce the overall cost of capital. A key factor in establishing the target mix for debt and equity are the requirements of the various rating agencies. As a regional property casualty insurance carrier, it is important for Selective to maintain its A+ rating from both A.M. Best and Standard and Poors. The Company has been deploying its excess capital through its stock repurchase program and acquiring companies to expand its Diversified Insurance Services operations. From July 1996 through February 3, 2000, the Company has acquired 5.2 million shares of its stock at a total cost of $101.8 million. Under its repurchase program, the Company has the authorization to purchase 2.8 million additional shares. Market conditions and alternative uses for cash are evaluated prior to making stock acquisitions.

     The Company is currently exploring the possibility with its investment bankers of raising capital through the issuance of senior unsecured notes in a private placement transaction. The decision to issue such notes will be dependent on the overall attractiveness of market conditions, including general interest rate levels, credit spreads and maturities. Proceeds from such an issuance would be used to reduce outstanding debt on lines of credit, and for general corporate purposes. The Company is not under any current requirement to raise capital, believes it has adequate liquidity, and is confident that its credit lines will be renewed on their maturity. The Company entered into an interest rate hedge on February 11, 2000, to protect against interest rate increases in the eventuality that it issues such notes.

     Dividends to stockholders are declared and paid at the discretion of the Parent's Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 71 consecutive years and plans to continue to pay quarterly cash dividends. During 1999, the quarterly dividend was increased by 7% to 15 cents per share of common stock outstanding.

EMPLOYEES

     The Company believes its 2,300 employees are, along with the agency force, its most significant competitive advantage. The Company administers a number of programs to attract, train, reward, and, as a result, retain employees. Voluntary employee turnover for 1999 was 8.7%. The Company believes low voluntary turnover is an outgrowth of programs specifically designed to encourage employees to build work skills and a career with Selective.

     The Company utilizes a competitive salary structure and benefits (e.g., health, life, 401K, disability, pension, discounted Selective stock purchase program) to attract and retain employees. In addition, the Company has made a major commitment to training employees. Every employee has a goal of receiving 38 hours annually of on-the-job training pertaining to their responsibilities. Employees received an average of 23 hours of training in 1999, up from 20 hours in 1998. Also, the Company encourages employees to attain professional designations (e.g., Chartered Property Casualty Underwriter, Certified Insurance Counselor) and, in 1999, 237 employees participated in professional continuing education programs. In addition, the Company offers tuition reimbursement for employees seeking undergraduate or graduate degrees, or who wish to complete coursework that is relevant to their jobs.

     The Company also has several award programs that permit employees to share in Selective's financial success and that reward individual achievements. All corporate and insurance operations employees are eligible to participate in the Annual Cash Incentive Program (ACIP) which pays out based on the Company's overall financial results, and individual or team performance. This program did not pay out in 2000 - based on 1999 financial performance - but paid out $5 million for 1998 and $9 million for 1997. The Company has paid incentive awards to over 85% of its employees in five of the past six years. The diversified insurance services businesses have separate incentive programs. Finally, the Company has a Gold Award program that rewards individual achievements with on-the-spot payments ranging from $100 to $1000. This program paid out $100,000 in 1999.

     In addition to annual cash incentive programs, under the Company's Stock Option Plan II, the Company's Compensation Committee may grant to employees stock options or make restricted or unrestricted grants of common stock. The primary purpose of stock options and restricted stock is to recruit, retain and reward employees whose contributions and expertise are key to the success of the Company.

     Finally, the Company administers flexible working arrangement programs to retain good employees and maximize customer service. Many areas of the Company have compressed workweeks (i.e., 10 days of work hours compressed into 9 working days) and flexible working hours. The Company has many employees who work out of their homes, or from remote work sites, so agents and customers can be serviced locally. Finally, the Company utilizes technology so employees can be connected, from remote locations, to company systems that support their work.

NEW INITIATIVES

     SUMMARY

     Successful companies must regularly review their core strategies and ensure they are taking steps to address emerging market changes to find new ways to create value. Also, successful companies regularly determine how they can better serve their customers, as their customers' needs evolve either rapidly or incrementally. Early in 2000, the Company's management, in consultation with the Board of Directors and agents, identified six initiatives it believes will help position the Company to leverage its strengths to meet emerging market trends. These initiatives also accelerate the development of shared business opportunities between the insurance and diversified services segments of the Company.

     Importantly, the new initiatives flow from a recognition that several of the Company's historical strengths will be the basis of its future success. Despite evident changes in the independent agency system (e.g., consolidation, bank acquisitions of agencies) and the competitiveness of the property and casualty business, independent agents and their companies still control 50% of the $300 billion U.S. property and casualty market. New market opportunities will continue to exist for insurers and agents that can combine service excellence and product/price competitiveness for their customers. Selective's new initiatives are:

     INTEGRATED PRODUCT - As a natural evolution from the acquisition of Selective HR Solutions, the Company has begun marketing a new product that integrates the PEO and commercial insurance product. This initiative directly leverages the strengths of the Company's insurance business, Selective HR Solutions and agency distribution force. During 2000 and 2001, the Company will introduce the integrated product into its operating territories, to be sold by our agents to existing and new business customers. The integrated product provides our agents with a competitive advantage to sell a one-stop-shopping concept for the business owner looking to integrate the benefits of a PEO, which includes workers' compensation insurance, with his or her insurance needs.

     INTEGRATED MEDICAL COVERAGE - Currently, the Company provides managed medical claim services to its property and casualty insurance customers and other businesses through Alta Services and CHN. Also, Selective HR Solutions provides medical and disability benefits to its worksite employees, and the Company provides medical, disability and workers' compensation benefits to its employees. The Company will determine how it can best manage these different programs more efficiently and deliver these services more effectively. In addition, the Company will develop a business case for possibly integrating all medical coverages (i.e., health benefits, disability, workers' compensation). The goal would be to create a seamless service product and administrative program that could be sold not only to Selective's customers as part of the insurance, PEO or integrated product sale, but also to third parties. The feasibility study will analyze data management, regulatory environment, product, service and other significant issues before a decision to proceed is made.

     AGENCY PROGRAMS - While independent agents will remain a significant distribution force in property and casualty and other markets, there has been and will continue to be, significant consolidation as smaller agencies are acquired by market consolidators or aggregators, and larger agencies combine to create significant economies of scale. Also, several banks have begun purchasing insurance agencies as a means of expanding revenue without necessarily assuming insurance risk. The Company recognizes that its future success as an agency-oriented insurer will require forging closer relationships with its best agents, and structuring viable programs with agencies that are acquired by banks. The Company's two agency initiatives are:

          BANK-OWNED AGENCY PROGRAM: Each bank that acquires agents is likely to develop slightly different business models and practices. Selective intends to develop the expertise to forge mutually beneficial arrangements with bank-owned agencies, both to ensure growth and profitability, but to also ensure the bank, agency and company relationships evolve positively. Structured properly, the Company believes there may be significant cross-selling, business processing and sales lead opportunities that can be mined from these relationships. This program commenced in the first quarter of 2000.

          PREFERRED AGENCY PROGRAM: Agencies committed to independence, growth and profitability will want to forge even closer relationships with their lead insurers. The Company will continue to be a leader in creating agency/company relationships that result in mutual interdependence and high levels of long term profitability. Selective's voluntary, exclusive program for top agents will focus not only on financial incentives, but also on a broad range of initiatives (e.g., technology) that bind agents closer to the Company. Through this program, the Company and its top agents will seek to create new, powerful solutions for end-customers. Agents will play a key role in the development, management and evolution of the program which will be implemented in the first half of 2000.

     SERVICE AND EFFICIENCY INITIATIVES - Another clear trend in the Company's markets is the constant demand for better and more efficient service. The Company is exploring two key initiatives in this area.

     E-COMMERCE - for many businesses this means direct sales. However, Internet-enabled technology also presents enormous opportunities to improve business processes, add services customers want and significantly upgrade communications between business partners. Selective's e-Commerce initiatives will focus on company to agency applications, initially, to deliver the highest levels of service possible, including Internet-enabled self-help options, and so that business transactions are done seamlessly in a one-and done environment. The Company's e-Commerce initiatives will be ongoing with regular deliverables throughout 2000 and future years.

     SERVICE CENTER - Many agents are becoming increasingly comfortable with allowing their insurers to service small commercial and personal lines business. Many Selective agents have indicated they want Selective to service this business. Advantages of a service center approach include offering customers 24 hour service, more frequent customer contact and efficiencies as agents are finding it increasingly difficult to hire and retain qualified customer service representatives. However, creating and managing a small business and personal lines service center would require both significant expense and major changes in operations. The Company will develop a business case for a service center during the first-half of 2000, determining agent interest and feasibility from both an operational and cost perspective.

RISK FACTORS

     The risks described below are not the only ones the Company faces. There may be additional risks and uncertainties. If any of the following risks actually occur, Selective's business, financial condition or results of operations could be materially affected, and the trading price of the Company's common stock could decline.

WE MAY BE ADVERSELY AFFECTED BY CATASTROPHES AND WEATHER-RELATED EVENTS

     Property and casualty insurance companies frequently experience losses from catastrophes and other weather-related events. Catastrophes may have a material adverse effect on our operations. Catastrophes are caused by various events including windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of our losses from such catastrophes is a function of:

-        the total amount of losses our clients incur;

-        the number of our clients affected;

-        the frequency of such events; and

-        the severity of the particular catastrophe.

     Most catastrophes are restricted to small geographic areas. However, hurricanes, floods and earthquakes may produce significant damage in large, heavily populated areas.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC, REGULATORY AND DEMOGRAPHIC CONDITIONS OF THE EAST-COAST AND MIDWESTERN STATES.

     Our property and casualty insurance business is concentrated geographically. Therefore, unusually severe storms or other natural disasters which destroy property in the states in which we write insurance could adversely affect our operations. Approximately 46% of our net premiums are earned from insurance policies written in New Jersey. Other East Coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several Midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments which are greater than the risks of having business in more markets.

     Our revenues and profitability also are subject to prevailing economic, regulatory, demographic and other conditions in the states in which we write insurance.

WE FACE SIGNIFICANT COMPETITION FROM OTHER REGIONAL AND NATIONAL INSURANCE COMPANIES AND FROM SELF-INSURANCE.

     We compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and have greater financial, technical and operating resources. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which we operate, particularly outside of New Jersey. The Internet may also emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this new distribution channel, and from start-up companies.

     The insurance industry continues to experience price competition, which has impacted our commercial business. If our competitors price their premiums more aggressively, they may adversely affect our ability to grow our business in the future. In addition, we face competition within each agency which markets our insurance, because most of our agencies represent more than one insurance company.

     We also face competition from the implementation of self-insurance, primarily in commercial insurance. Many of our customers and potential customers are examining the risks of self-insuring as an alternative to traditional insurance.

WE FACE COMPETITION FROM BANKS.

     On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act. The Act permits banks to engage in non-banking, financial services businesses including the underwriting of insurance. The Act repealed portions of federal law which historically prohibited banks from engaging in the insurance business. The future impact of the Act is uncertain, but we may face future competition from banks in the underwriting of insurance as a result of the Act.

     We already face competition from banks because banks have acquired insurance agencies, including agencies that have appointments with the Company, in states where we sell. Some banks could have business strategies for operating their insurance agencies that differ from strategies which we think are important for the distribution of our insurance products through independent insurance agencies. If those banks were to acquire additional insurance agencies which are important to us in states where we do business, we might have to try to replace those insurance agencies. Also, as a result of the Act, banks will be able to write property and casualty insurance and could compete directly with us by selling insurance through their own insurance agencies.

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

     We are subject to extensive supervision and regulation in the states in which we transact business. Supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of such supervision and regulation is the protection of insurance policyholders, and not shareholders or other investors. Our business can be adversely affected by automobile insurance regulations and any other regulations affecting property and casualty insurance companies. The extent of regulation varies but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. Changes in laws and regulations, or their interpretations, pertaining to insurance, (including workers' compensation), health care or managed care, (including preferred provider organizations and professional employer organizations), may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can impact the insurance industry. The Officer of the Comptroller of the Currency will exercise some regulatory oversight of the insurance activities of national banks; that oversight may also affect our ability to compete with these banks.

     In addition, proposals intended to control the cost and availability of health care services have been debated in Congress and state legislatures. Although we do not write health insurance, rules and regulations affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability and other insurance which we do write. We cannot determine what health care reform legislation will be adopted by Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations (or changing interpretations) at the federal or state level would have on us.

     Other regulatory risks are as follows:

          AUTOMOBILE INSURANCE REGULATION

     In March 1999, Selective began to implement a state-mandated 15% rate reduction for all personal automobile policies in New Jersey. As a result, we estimate that annual premiums in this line were be reduced by approximately $19 million in 1999. Due to provisions in the law that mandated the rate reduction, overall loss costs are anticipated to decrease, primarily due to changes in auto medical claim handling. Loss cost savings will partially offset the financial impact of the rate reduction. Also, we have been required to write auto insurance in New Jersey cities under the new Urban Enterprise Zone ("UEZ") law. We have written 9,000 policies under the UEZ law and many which are "liability-only" policies for which the Company's rates are inadequate. As a result of the 15% rate reduction and UEZ business, partially offset by loss cost savings and by our previous overall rate adequacy, we expect the statutory combined ratio for the New Jersey automobile insurance line of business to increase to a range of 105%-109%.

     South Carolina law has established a joint underwriting association for automobile insurance. We are required to be a member along with other automobile insurers in South Carolina. As a member of this association, we have to write automobile insurance for some involuntary risks, and we share in the profit or loss of the association. On March 1, 2003, the association will be replaced by an assigned risk plan. This plan will assign risks which are unable to obtain coverage voluntarily to insurers based on their market share. We are unable at this time to assess the impact of these changes on our results of operations.

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

          HOMEOWNERS INSURANCE REGULATION

     New Jersey regulations prohibit us from canceling or not renewing homeowners insurance policies for any arbitrary, capricious or unfairly discriminatory reason or without adequate notice to the insured. We are subject to regulatory provisions that are designed to address problems in the homeowners property insurance marketplace. These provisions regulate problems in the availability and affordability of such insurance and take two forms: voluntary and involuntary. Voluntary provisions, such as the New Jersey Windstorm Market Assistance Program, generally do not result in assessments to us. This program is designed to assist property owners in New Jersey coastal areas in obtaining homeowners insurance. We have the option to accept or decline to write insurance offered to us through the program. Involuntary provisions, such as the New Jersey Fair Access to Insurance Requirements, generally result in assessments to us. The New Jersey Fair Access to Insurance Requirements writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey Fair Access to Insurance Requirements based on their share of the voluntary market. Similar involuntary plans exist in the District of Columbia and most other states where we operate.

THE PROPERTY AND CASUALTY INSURANCE INDUSTRY IS CYCLICAL.

     Historically, the property and casualty insurance industry has been cyclical. Over the past several years, premium rates have declined. The decline in premium rates has adversely affected our underwriting results. Furthermore, the industry's profitability is affected by unpredictable developments, including:

- natural disasters;

- fluctuations in interest rates and other changes in the investment environment that affect returns on our investments;

- inflationary pressures that affect the size of losses; and

- judicial decisions that affect insurers' liabilities.

The demand for property and casualty insurance, particularly commercial lines, can also vary with the overall level of economic activity.

WE MAY BE RESTRICTED IN DECLARING DIVIDENDS AND DISTRIBUTIONS.

     As an insurance holding company, our principal assets consist of the capital stock of the insurance subsidiaries. We cannot declare and pay dividends on the Company's common stock unless the insurance subsidiaries can pay dividends to the parent. The insurance subsidiaries may only declare and pay dividends to us if they are permitted to do so under the insurance regulations of their respective domiciled states. All of the states in which our insurance subsidiaries are domiciled (including New Jersey, New York, North Carolina and South Carolina), regulate the payment of dividends.

     Some states, such as New Jersey and South Carolina require that we give notice to the relevant state insurance commissioner prior to declaring any dividends and distributions. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend if it determines that the insurer's surplus as regards policyholders is not reasonable in relation to the insurer's liabilities and adequate to its financial needs, or in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

OUR RESERVES MAY NOT BE ADEQUATE TO COVER ESTIMATED LOSSES AND EXPENSES.

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

     We regularly review our reserving techniques and our overall amount of reserves. We also review:

- information regarding each claim for losses;

- our loss history and the industry's loss history;

- legislative enactments, judicial decisions and legal developments regarding damages;

- changes in political attitudes; and

- trends in general economic conditions, including inflation.

     Although our reserves have been adequate in the past, we cannot guarantee they will be adequate in the future. If our reserves are inadequate, we will be required to increase reserves. That would result in an increase in losses and a reduction in our net income and stockholders' equity for the period in which the deficiency in reserves is identified.

WE RELY ON THE AVAILABILITY OF REINSURANCE TO REDUCE OUR EXPOSURE TO RISKS.

     We transfer our exposure to some risks to others through reinsurance arrangements with other insurance companies. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and allocated loss adjustment expense in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet those obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially affect our operations.

WE DEPEND ON INVESTMENT INCOME FOR A SIGNIFICANT PORTION OF OUR REVENUES AND EARNINGS.

     We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income would have an adverse effect on our results.

WE DEPEND ON INDEPENDENT INSURANCE AGENTS.

     We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing efforts of these agencies and brokers. Therefore, we must offer insurance products and services that meet the requirements of the clients and customers of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership or control of agencies, or expansion of agencies through acquisition can adversely affect an agency's ability to control growth and profitability, thereby adversely affecting Selective.

WE MAY BE ADVERSELY IMPACTED BY A CHANGE IN OUR RATING.

     Insurance companies are rated by independent rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold or sell our common stock.

     Currently, we are rated "A+" (Superior) by A.M. Best. Ratings by A.M. Best in the insurance industry range from "A++" (Superior) to "F" (in Liquidation). According to A.M. Best, an insurer with an "A++" or "A+" rating has demonstrated superior overall performance. During 1999, A.M. Best continued our "A+" rating.

     Additionally, we have a Long Term Insurance Financial Strength Rating of "A3" (Good) from Moody's Investor Services. Moody's ratings range from a low of "c" to a high of "Aaa".

     We also have an "A+" claims-paying rating from Standard and Poor's. According to Standard and Poor's, insurers with this rating offer good financial security, but their ability to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. Claims-paying ability ratings by Standard and Poor's for the industry range from "AAA (Superior)" to "R (Regulatory Action)". Insurers with a rating of "BBB-" or better, such as Selective, are considered to have a secure claims-paying ability. During 1999, Standard and Poor's reaffirmed our "A+" rating.

     We cannot be sure that we will maintain our current A.M. Best, Moody's, or Standard and Poor's ratings. Our business could be adversely effected if we receive a significant downgrade in these ratings.

OUR ACQUISITIONS OF OTHER COMPANIES SUBJECT US TO RISKS.

     As part of our strategy to enhance the technical skills needed to support our insurance business, we acquire or invest in other complementary companies, products and technologies. We recently acquired PDA Software Services, Inc., Consumer Health Network Plus, LLC and Selective HR Solutions, Inc. (formerly known as Modern Employers, Inc.), to further these objectives. Risks commonly encountered in acquisitions include:

     - the difficulty of assimilating the operations and personnel of the combined companies;

     -    incurrence of unforeseen obligations or liabilities;

     -    the potential disruption of the ongoing business;

     -    the inability to retain key personnel;

     -    a decrease in reported earnings due to acquisition costs and charges;

     -    the dilution of shareholders from the issuance of stock to sellers;

     -    the difficulty in maintaining controls, procedures and policies;

     - the impairment of relationships with employees and customers as a result of any integration of new personnel; and

     -    litigation or legislative and regulatory changes.

     In addition, as we complete acquisitions of companies which compete in different markets than we do, we may face risks and uncertainties associated with entering those new markets.

WE EMPLOY ANTI-TAKEOVER MEASURES.

     We own, directly or indirectly, all of the shares of stock of our insurance subsidiaries domiciled in the States of New Jersey, New York, North Carolina and South Carolina. State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company which controls a domestic insurance company. Any purchase of 10% or more of our outstanding common stock would require prior action by all or some of the insurance commissioners of the above-referenced states.

     In addition, other factors may discourage, delay or prevent a change of control of Selective. These include, among others, provisions in our Restated Certificate of Incorporation, as amended, relating to:

     - supermajority voting and fair price requirements with respect to certain business combinations;

     -    staggered terms for our directors;

     -    supermajority voting requirements to amend the foregoing provisions;

     -    our stockholder rights plan;

     - guaranteed payments which are to be made to certain officers upon a change of control of our company; and

     - the ability of our board of directors to issue "blank check" preferred stock.

     The New Jersey Shareholders Protection Act provides, among other things, that a New Jersey corporation, such as Selective, may not engage in transactions specified in the statute (including business combinations) with a shareholder having indirect or direct beneficial ownership of 10% or more of the stock for a period of five years following the date on which the shareholder became an interested shareholder, unless that transaction is approved by the board of directors of the corporation before that date. These provisions also could have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price in the event of an attempted hostile takeover.

WE DEPEND ON KEY PERSONNEL

     The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, PEO, and corporate personnel. Competition for key personnel is intense. In general, our employees are not subject to employment contracts or non-compete arrangements.

WE FACE RISKS FROM TECHNOLOGY-RELATED FAILURES.

     Increasingly, insurance and insurance-related businesses are dependent on computer and Internet-enabled technology. Our inability to bring new technology on-line or to market, or our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability, may adversely impact our businesses.

WE FACE RISKS IN THE PROFESSIONAL EMPLOYMENT ORGANIZATION BUSINESS.

     Selective intends to expand the operating territories of Selective HR Solutions into our core operating states. The PEO business model is less understood, accepted and regulated in these markets, compared with Selective HR Solution's home state of Florida.

     Adverse litigation or regulation, service problems related to vendor issues, the inability to develop a competitive service and product package, the inability of Selective to encourage its agents to sell the product and the consuming public's lack of awareness or interest in PEOs are risks we could encounter which could adversely affect our business.

CLASS ACTION LITIGATION COULD AFFECT OUR BUSINESS PRACTICES AND FINANCIAL
RESULTS.

     The insurance industry has been the target of class action litigation in the following areas: after-market crash parts, urban homeowner underwriting practices, health maintenance organization practices and personal injury protection payments. To date, this litigation has not impacted us, but it is possible that future class action litigation could adversely affect our insurance and managed care (including PPO) businesses.

UNIONIZATION OF MEDICAL PROVIDERS COULD IMPACT OUR OPERATIONS.

     Consumer Health Networks (CHN) builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors. The lessors receive medical fee discounts from network providers in exchange for patient volume commitments. If medical providers (e.g., physicians) decided to unionize, that might impair CHN's ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers. These events would have an adverse impact not only on CHN, but also on Alta Services which leases CHN networks, and on our company as a whole because we rely in part, on provider networks and discounts to manage our claim medical expenses.

ITEM 2. PROPERTIES.

     Situated on approximately 137 acres in Branchville, NJ, is our 315,000 square foot facility owned by Wantage Avenue Holding Company, Inc. This office complex and the informations systems office below are used by all segments of the business. All regional, field underwriting, information systems, and subsidiary office locations, as indicated below are leased. The regional offices are used by the Insurance Operations segment. The subsidiary offices are used by the Diversified Insurance Services segment.

REGIONAL OFFICES
----------------
CHESAPEAKE REGION
HUNT VALLEY, MARYLAND
6 North Park Drive, Suite 200

MID-AMERICA REGION
COLUMBUS, OHIO
8415 Pulsar Place, Suite 300

NORTHEAST REGION
BRANCHVILLE, NEW JERSEY
40 Wantage Avenue

NORTHERN NEW JERSEY REGION
BRANCHVILLE, NEW JERSEY
40 Wantage Avenue

PENNSYLVANIA REGION
LEHIGH VALLEY, PENNSYLVANIA
5050 Tilghman Street, Suite 250

SOUTHERN REGION
CHARLOTTE, NORTH CAROLINA
3 Coliseum Centre
2550 West Tyvola Road, Suite 400

SOUTHERN NEW JERSEY REGION
TRENTON, NEW JERSEY
One AAA Drive

VIRGINIA REGION
RICHMOND, VIRGINIA
1100 Boulders Parkway, Suite 601

INFORMATION SYSTEMS OFFICE
--------------------------
GLASTONBURY, CONNECTICUT
500 Winding Brook Drive

MANSFIELD, OHIO
380 North Main Street, Suite 101

SUBSIDIARY OFFICES
------------------
ALTA SERVICES LLC
IBIS Plaza
3525 Quakerbridge Road
Hamilton, New Jersey  08619

CONSUMER HEALTH NETWORK PLUS, LLC
371 Hoes Lane, Suite 101
Piscataway, New Jersey   08854

PDA SOFTWARE SERVICES, INC.
7701 College Boulevard
Overland Park, Kansas  66210

SELECTIVE HR SOLUTIONS, INC.
6414 14th Street W
Bradenton, Florida   34207

ITEM 3. LEGAL PROCEEDINGS.

     Information required under this item is incorporated in Item 8 Financial Statements and Supplementary Data, entitled Note 19 Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCKHOLDER'S INFORMATION

EXECUTIVE OFFICE
40 Wantage Avenue
Branchville, New Jersey  07890-1000
Telephone (973) 948-3000

REGISTRAR AND TRANSFER AGENT
First Chicago Trust Company,of New York, a division of EquiServe
P.O. Box 2500
Jersey City, New Jersey  07303-2500
Telephone (800) 446-2617

AUDITORS
KPMG LLP
757 Third Avenue
New York, New York   10017

COMMON STOCK INFORMATION

The Company's common stock trades on The Nasdaq National Market under the symbol: SIGI. As of December 31, 1999, there were approximately 4,446 registered stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

TEN-YEAR FINANCIAL HIGHLIGHTS
----------------------------------------------------------------------------------------------------------------------------
(All presentations are in accordance with GAAP
unless noted otherwise; number of weighted average
shares and dollars in thousands, except
per share amounts)                                              1999                1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------
Net premiums written (1)                                  $   811,677            748,873           717,618           692,239

Net premiums earned                                           799,066            722,992           676,268           694,947

Net investment income earned                                   96,531             99,196           100,530            96,952

Net realized gains (losses)                                    29,377             (2,139)            6,021             2,786

Diversified insurance services revenue (2)                     46,653             14,100             8,236             6,378

Total revenues                                                974,768            837,329           794,183           804,780

Underwriting loss (3),(4),(5),(6)                             (54,147)           (24,986)           (3,022)          (21,982)

Diversified insurance services net income (loss) (2)            2,948              1,440               495             1,261

Operating income (3),(4)                                       34,622             54,961            65,694            53,740

Net income (7)                                                 53,717             53,570            69,608            55,551

Comprehensive income                                           16,088             78,842           105,931            51,539

Total assets                                                2,513,267          2,432,168         2,306,191         2,189,737

Notes payable and debentures                                   81,585             88,791            96,559           103,769

Stockholders' equity                                          569,964            607,583           565,316           474,299

Statutory premiums to surplus ratio (3),(8)                     1.6:1              1.5:1             1.5:1             1.7:1

Statutory combined ratio (2),(3),(9)                            105.7%             103.2             100.1             102.9

Combined ratio (2),(3),(9)                                      106.8%             103.6             100.3             102.9

Yield on investment, before-tax                                   5.6%               5.7               6.0               6.1

Debt to capitalization                                           12.5%              13.2              14.6              18.0

Return on average equity                                          9.1%               9.1              13.4              12.2

Per share data:

Net income:
Basic                                                            1.98               1.88              2.41              1.92
Diluted                                                          1.87               1.74              2.27              1.83

Dividends to stockholders                                         .59                .56               .56               .56

Stockholders' equity                                            21.46              21.30             19.32             16.31

Price range of common stock:
High                                                            22 1/2              29 1/4             28 3/8             19 3/8
Low                                                             16 1/2              16 11/16           18 5/16            15 1/2
Close                                                           17 3/16             20 1/8             27                 19

Number of weighted average shares:
Basic                                                          27,081             28,480            28,909            28,860
Diluted                                                        28,877             30,412            30,925            30,360

----------------------------------------------------------------------------------------------------
           1995             1994             1993             1992             1991             1990
----------------------------------------------------------------------------------------------------
        757,021          697,941          607,462          560,360          500,283          482,735

        742,817          680,270          594,919          539,792          503,726          470,681

         91,640           80,657           77,326           73,516           68,501           64,508

            900            4,230            4,528            3,943            3,580            9,888

          4,529            3,482            2,912            2,519            2,273            2,059

        843,100          771,682          682,510          622,084          580,193          549,228

        (17,468)         (35,119)         (54,530)         (42,127)         (38,310)         (38,439)

            555              384              354              294              158               (3)

         52,457           35,526           19,735           24,845           24,429           24,491

         53,042           38,276           22,678           53,915           27,293           32,402

        105,035            1,078           21,380           53,520           33,245           22,837

      2,119,804        1,870,718        1,725,736        1,639,033        1,321,120        1,240,916

        111,292          111,378           61,291           63,681           14,470           15,173

        436,749          329,164          322,807          311,705          269,998          248,274

          2.1:1            2.4:1            2.6:1            2.5:1            2.5:1            2.7:1

          101.6            104.3            108.5            107.9            107.6            108.0

          102.3            105.1            109.1            107.7            107.6            108.2

            6.4              6.5              6.8              7.2              7.6              7.5

           20.3             25.3             16.0             17.0              5.1              5.8

           13.9             11.7              7.1             18.5             10.5             13.5




           1.86             1.38              .83             2.02             1.03             1.25
           1.81             1.29              .81             1.93             1.01             1.16

            .56              .56              .56              .55              .52              .51

          15.17            11.62            11.74            11.60            10.17             9.46


          19 3/16           15 3/8            15 1/2            11 3/4         9                10 1/8
          12 1/4            11 1/2            10 1/4             8             6 1/2             6 1/4
          17 3/4            12 5/8            15 1/4            11             8 3/8             6 5/8


         28,481           27,759           27,271           26,690           26,388           25,942
         29,846           29,356           29,133           28,869           28,502           28,222


1. Net premiums written in 1997 were increased by approximately $30 million due to a conversion of New Jersey personal automobile policies from six-month to annual terms. This conversion had no effect on net premiums earned. See Financial Review for a more detailed discussion.

2. Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. Prior years have been restated to reflect this reclass.

3. Refer to the Glossary of Insurance Terms on page 60 of this report on Form 10-K for definitions of specific measures.

4. The 1993 underwriting loss included a $9 million restructuring charge for the cost of the early retirement program, along with severance benefits provided to terminated employees.

5.   The 1996, 1995, 1994, 1993, 1992, 1991 and 1990 underwriting losses included taxes and assessments imposed as a result of the Fair Automobile Insurance Reform Act adopted in New Jersey in the amounts of $2 million, $7 million, $7 million, $6 million, $13 million, $12 million and $10 million, respectively.

6. The 1993, 1992 and 1991 underwriting losses included assessments from the Market Transition Facility of New Jersey in the amount of $12 million, $8 million and $11 million, respectively.

7. Net income for 1992 increased by $26 million due to the adoption of two accounting policies, Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FASB 109"), and a change in the method of deferring policy acquisition costs. FASB 109 increased net income by $20 million ($0.76 per basic share and $0.70 per diluted share) and the change in deferred policy acquisition costs increased net income by $6 million ($0.23 per basic share and $0.21 per diluted share).

8. Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital since, as the ratio increases, revenue per dollar of invested capital increases, indicating the possible opportunity for an increased return.

9. Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

SELECTIVE INSURANCE AND SUBSIDIARIES
FINANCIAL REVIEW
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


RESULTS OF OPERATIONS
1999 COMPARED WITH 1998
--------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

                                                                     Annual
                                                                    Increase
(dollars in thousands)                   1999            1998      (Decrease)
--------------------------------------------------------------------------------
Net premiums written                   $811,677         748,873       8 %

Net premiums written
 per employee (1)                      $    471             455       4 %

Operating income(2)                    $ 34,622          54,961     (37)%

Statutory combined ratio                  105.7%          103.2     2.5 points

Return on average equity                    9.1%            9.1       --

(1) - excludes employees of Diversified Insurance Services companies

(2) - Refer to the Glossary of Insurance Terms on page 60 of this report on Form 10-K for definitions of specific measures.

REVENUES

     Net premiums written for 1999 increased by 8% to $812 million which correspondingly resulted in an 11% increase in net premiums earned. The increase in net premiums written occurred across all insurance Strategic Business Units ("SBUs") and generated approximately $195 million of direct premiums written attributable to new business. This growth was primarily due to (i) the full-year impact of increasing the number of field underwriters; (ii) the Company's expansion into the Midwest and New England; and (iii) the increase in personal lines new business offset by the effects of the New Jersey rate rollback. The Company's field underwriting work force of about 80 agency management specialists ("AMSs") drives the expansion efforts and generates new business in existing regions. The AMS is the key contact between the independent agent and Selective, working side-by-side with agents to evaluate new business opportunities and develop strong relationships. As a result of our geographic diversification efforts, we have increased the percentage of business generated outside New Jersey to 54% by year-end 1999 and 49% at year-end 1998, up from 35% just seven years earlier.

     The commercial SBUs' net premiums written increased 13%, or $63 million including $154 million of direct new business. This growth in net premiums written was primarily due to the Company's Midwest and New England expansion and the increase in AMSs. Retention of existing business remained comparable with 1998 at approximately 77%.

     The personal lines SBU 1999 net premiums written remained flat compared with 1998 and included $41 million of direct new business. Although the overall personal lines net premiums written were flat, there were fluctuations within lines and regions. In March 1999, the New Jersey Automobile Insurance Cost Reduction Act ("AICRA") became effective and required a statewide average personal automobile premium reduction of 15%. The implementation of AICRA resulted in a $19 million reduction in voluntary New Jersey automobile premiums. This reduction in New Jersey voluntary premiums was partially offset by an $8 million increase in Urban Enterprise Zone ("UEZ") business. The UEZ program requires New Jersey automobile insurers to write an amount of urban automobile insurance proportionate to their market share, which approximates 3.1% for Selective. The loss ratio on this business tends to be higher than our other personal automobile business. The net reduction in New Jersey automobile premiums was offset by an $11 million increase in net written premiums in our other states.

     In addition to its core insurance activities, the Company also provides various inter-related services, through its Diversified Insurance Services segment. This segment is a growing percentage of the Company's revenue base, increasing $33 million or 231% in 1999, including revenues generated by businesses acquired. In 1999, two strategic acquisitions were made in this segment: a professional employer organization ("PEO") and a preferred provider organization ("PPO"). The PEO provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation insurance. The PEO will provide a mechanism to cross-sell other products and services such as commercial policies and personal lines policies. A PPO develops networks of medical providers and leases these networks to insurers, large employers, third party administrators, unions and other entities that pay medical claims. In return for bringing the medical providers patients, the PPO negotiates discounts for their customers. The PPO acquisition expands medical service fees while at the same time supports a critical part of the Company's current managed care program. The balance of the Diversified Insurance Services segment includes federal flood insurance services, a managed care company, and software development and program administration services.

     Net investment income earned for 1999 decreased 2%, or $2 million to $97 million. The level of investment income was negatively impacted by: (i) lower yields on the reinvested proceeds from maturities and redemptions of $309 million during 1999 and 1998; (ii) use of cash to purchase common shares of the Company (totaling $46 million in 1999 and $38 million in 1998); and (iii) cash acquisitions of Diversified Insurance Services businesses.

     The Company's after-tax investment yield was 4.3% in 1999, down slightly from 4.4% in 1998. Although there has been a recent increase in available yields, these yields are still not at the levels of the maturing fixed income securities so investment income will continue to be adversely affected as higher yielding fixed income securities in the Company's portfolio are redeemed or mature.

EXPENSES

     The ratio of losses and loss expenses incurred to net premiums earned increased by 3.9 points to 74.1%. The increase was attributable to a 5.3 point increase in the 1999 loss ratio when compared to 1998, primarily due to large property (1.4 points), workers' compensation (1.5 points) as well as weather-related catastrophe claims (1 point), partially offset by a 1 point decrease in the loss expense ratio. During 1999, the Company incurred $20 million of net losses from catastrophe claims. The most notable was Hurricane Floyd, which resulted in net losses and loss expenses of $14 million. Our loss ratio also reflected an increase in our New Jersey automobile loss ratio due to increased UEZ business and the effects of the New Jersey 15% rate rollback.

     The Company continues to focus on loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program which reduced 1999 workers' compensation and automobile losses; (ii) a special investigative unit and claims professionals which uncovered fraudulent claims;
(iii) a voluntary automobile repair shop program which reduced repair costs in 1999 while maintaining a 96% customer service satisfaction rating; and (iv) a small estimate automobile and property review program. The Company has also reduced loss expenses by: (i) using inside staff counsel, which has a cost per closed suit of approximately 61% lower than outside staff counsel;
(ii) reducing the number of outside panel firms; (iii) active case management; and (iv) more favorable fee arrangements.

     Policy acquisition costs expressed as a percentage of net premiums earned for 1999 decreased 0.7 points to 31.9%. The lower ratio was primarily a result of a decrease in the commissions incurred due to lower profit sensitive commission incentives to agents and a decrease in the annual cash incentive award for employees. Productivity, as measured by net premiums written per employee, in 1999 was $471,000, up 4% from $455,000 in 1998.

     Total Federal income tax expense remained flat in 1999 at $10 million, an effective tax rate of 15.3%, compared to an effective tax rate of 15.9% in 1998. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

     There is an excess profits law in New Jersey, which sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to refund or credit to policy holders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year. For the period ended December 31, 1999, the Company did not incur an obligation to make an excess profit premium refund. The premium reductions imposed by the New Jersey Automobile Insurance Cost Reduction Act imposed in 1999, the apparent lack of equivalent cost savings in the law, and the effect of policy assignments the Company was required to take pursuant to the state's UEZ law, will diminish the likelihood of a future excess profits refund.

INCOME

     Operating income (net income excluding net realized gains, net of tax effect) decreased 37% to $35 million, or $1.21 per diluted share, compared to $55 million, or $1.79 per diluted share, in 1998. Realized gains net of tax, for 1999 were $19 million compared with a $1 million realized loss for 1998. The 1999 realized gains reflect $24 million in gains from the sale of equity securities partially offset by $5 million in losses from debt securities. The losses in the debt securities are attributable to a bond swap involving approximately $100 million in par value. The acquired bonds have a higher yield, which will generate additional annual income. Net income for the year was $54 million, which equals the net income for 1998; however, the diluted earnings per share is $1.87 per share in 1999 compared with $1.74 per share in 1998. Operating and net income for 1999 included weather-related losses, net of tax, of $13 million, or $0.44 per diluted share compared with $7 million, or $0.22 per diluted share for 1998.

RESULTS OF OPERATIONS
1998 COMPARED WITH 1997

--------------------------------------------------------------------------------
FINANCIAL HIGHLIGHTS

                                                                  Annual
                                                                 Increase
(dollars in thousands)                  1998            1997    (Decrease)
--------------------------------------------------------------------------------
Net premiums written                 $748,873         717,618       4 %

Net premiums written
 per employee(1)                     $    455             454      --

Operating income                     $ 54,961          65,694     (16)%

Statutory combined ratio                103.2%          100.1     3.1 points

Return on average equity                  9.1%           13.4    (4.3) points

(1) - Excludes employees of Diversified Insurance Services companies

REVENUES

     Net premiums written for 1998 increased by 4% to $749 million. The conversion of New Jersey personal automobile policies from six-month to annual terms (the "Conversion") increased 1997 net premiums written by approximately $30 million for renewal business. Excluding the effects of the Conversion, and a $4 million reinsurance premium buyout adjustment in 1998, net premiums written for 1998 increased about 8%. The increase in net premiums written occurred across all SBUs with the exception of the commercial lines Community Services and Organizations SBU. The growth in net premiums written resulted in a 7% increase in 1998 net premiums earned.

     During 1998, the Company generated approximately $204 million of net premiums written attributable to new business, after deducting reinsurance costs of approximately $9 million, a 31% increase over 1997. The new business growth was partially attributable to adding 23 field underwriters, called AMSs, to bring the overall total to 83 in 1998. New business is carefully reviewed by regional managers and the SBUs to ensure that it falls within our underwriting standards.

     The commercial SBUs' net premiums written increased 11%, or $52 million. This increase included $167 million of net premiums written attributable to new business, after deducting reinsurance costs of approximately $7 million, generated principally by the increase in the number of AMSs, the Company's Midwestern expansion, and the Company's strengthening of agency relationships. The increases in net premiums written were partially offset by: i) a reduction in existing business (renewal retention) attributable to a highly competitive commercial lines marketplace, as well as non-renewals resulting from the Company's regular review of its business (approximately $102 million); ii) workers' compensation rate decreases and premium credits, which lowered net premiums written by approximately $20 million; and iii) lower premium volume of approximately $10 million due to agency terminations.

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

     The Diversified Insurance Services business segment generated $14 million of net revenue, an increase of 71% over 1997. The strategy underlying this segment is to use our core competencies to generate fee sources that do not share the risk bearing nature of our insurance underwriting activities.

     Net investment income earned for 1998 decreased 1%, or $1 million to $99 million. The level of investment income was negatively impacted by: (i) lower yields on the reinvested proceeds from maturities and redemptions of $270 million during 1998 and 1997; and (ii) use of cash to purchase common shares of the Company (totaling $38 million in 1998 and $8 million in 1997). The Company's after-tax investment yield was 4.4% in 1998, down slightly from 4.6% in 1997.

EXPENSES

     The ratio of losses and loss expenses incurred to net premiums earned increased 2.1 points to 70.3%. The increase in this ratio was primarily attributable to severe fire and weather-related catastrophe claims. During 1998, the Company incurred $10 million of net losses from catastrophe claims, which amounted to 1.4 points of the loss and loss expense ratio for 1998, as compared to $2 million, or 0.3 points for 1997.

     The 1998 loss and loss expense ratio for the commercial SBUs was 69.8%, an increase of 3.0 points over 1997. The ratios for 1998 and 1997, after removing the effect of weather-related catastrophe losses, were 68.1% and 66.5%, respectively, a 1.6 point increase. This deterioration occurred mostly in the property and workers' compensation lines of insurance. The workers' compensation line of insurance loss and loss expense ratio for 1998 was 78.5%. The deterioration of 14.1 points was due principally to continued competitive pricing conditions.

   Policy acquisition costs expressed as a percentage of net premiums earned for 1998 increased 1.1 points to 32.6%. The increase reflects record profit sharing commission and special incentives for agents, which increased the ratio by 0.6 points. The 1998 total dollar amount of labor costs (excluding employee incentive compensation awards) and other operating costs rose moderately (0.2 points) in relation to 1998 net premiums earned.

   Productivity in 1998, as measured by net premiums written per employee, was approximately $455,000, up from $435,000 for 1997 (the average was $454,000 in 1997 before adjustment for the Conversion's $30 million renewal premium). The increase is due primarily to growth in net premiums written in 1998.

   Total Federal income tax expense in 1998 was $10 million (an effective tax rate of 15.9%), an $11 million decrease compared to $21 million in 1997 (an effective tax rate of 23.5%). The effective tax rate for 1998 was lower than 1997 primarily due to the tax benefits from the higher level of 1998 underwriting losses due, in part, to the weather-related catastrophe claims. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

INCOME

   1998, by a slight margin, was the second strongest year in the history of the Company. Operating income (income excluding net realized gains, net of tax effect) reached $55 million in 1998, or $1.79 per diluted share, compared to $66 million, or $2.15 per diluted share, in 1997. Net income for 1998 was impacted by realized investment losses (net of tax effect) for 1998 of $1 million, or $.05 per diluted share, incurred as part of the Company's tax planning strategy. Net income for 1998 decreased 23% to $54 million, or $1.74 per diluted share, from $70 million, or $2.27 per diluted share, in 1997. Operating and net income for 1998 included weather-related catastrophe losses, net of tax, of $7 million, or $0.22 per diluted share.


FEDERAL INCOME TAXES

     The Company had a total net deferred tax asset at December 31, 1999 of $16 million, compared to a $7 million net deferred tax liability at December 31, 1998. The change of $23 million in the deferred tax accounts at December 31, 1999 reflects the decrease in unrealized gains on the available-for-sale investment portfolio. The fair value of the portfolio decreased $58 million ($38 million net of tax) resulting primarily from a decline in market value on debt securities available-for-sale due to rising interest rates.

(in millions)                                     1999         1998         1997
--------------------------------------------------------------------------------
Current taxable income                         $  40.4         27.5         51.7
Pretax financial statement income              $  63.4         63.7         91.0
--------------------------------------------------------------------------------

     Based on the Company's tax loss carryback availability, and the historic levels of current taxable income and pretax financial statement income, the Company believes that it is more likely than not that the existing deductible temporary differences will reverse during periods in which the Company will generate net taxable income or have adequate carryback availability. However, there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     Selective Insurance Group, Inc. ("Parent") is an insurance holding company, the principal assets of which are investments in insurance and Diversified Insurance Services subsidiaries. The primary means of meeting its liquidity requirements is through dividends from these subsidiaries, the payment of which is governed by state regulatory requirements for the insurance subsidiaries. Dividends are generally payable only from earned surplus as reported on the insurer's annual statement as of the preceding December 31.

     The Parent's cash requirements principally include: (i) dividends to stockholders; (ii) interest payments on its outstanding debt; (iii) annual principal payments of $7 million on the original $50 million principal amount of 7.84% Senior Notes, due November 15, 2002 ("7.84% Senior Notes"); and (iv) general corporate expenses. As of December 31, 1999, these cash requirements, net of applicable income taxes, aggregated approximately $29 million annually (assuming the current dividend level). The Parent acquired cash from the sale of its common stock under various stock plans and the dividend reinvestment program, and from investment income, all of which approximated $4 million and reduced the Parent's annual cash requirements from $29 million to $25 million. In addition to these cash flow requirements, the Parent is obligated to pay $6 million, during 2000, related to a 1999 subsidiary acquisition.

     Based upon the 1999 statutory financial statements, the insurance subsidiaries are able to pay the Parent, in 2000, ordinary dividends in the aggregate amount of $51 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, see Note 10 to the consolidated financial statements.

     Dividends to stockholders are declared and paid at the discretion of the Parent's Board of Directors (the "Board") based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 71 consecutive years and plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, see Note 5(b) to the consolidated financial statements.

     Cash provided by operating activities amounted to $64 million, $57 million and $51 million in 1999, 1998 and 1997, respectively. The $7 million increase in operating cash flow for 1999 compared with 1998 is primarily attributable to higher levels of net premiums written, partially offset by an increase in paid losses, due in part to catastrophe losses ($20 million in 1999 compared with $8 million for 1998) and a $6 million increase in Federal income taxes paid.

     Since cash inflow from premiums is received in advance of required cash outflow to settle claims, the Company accumulates funds which it invests. Total investments at December 31, 1999 were $1.7 billion, representing 68% of total assets. The Company's investment program is structured with staggered maturities so that liquidation of debt securities, available-for-sale should not be necessary in the ordinary course of business. Cash outflow requirements can be unpredictable due to uncertainties regarding settlement dates for unpaid claims and the potential for large and/or catastrophic losses occurring either individually or in the aggregate. The Company maintains reinsurance programs to ensure the availability of funds and to protect the Company against unusually serious occurrences or catastrophes in which a number of claims could produce an extraordinary aggregate loss.

     Effective July 1, 1998, the casualty excess of loss treaty retention was increased from $1 million to $2 million per risk, and the property excess of loss treaty retention was increased from $400,000 to $750,000 per risk. Effective January 1, 1999, the Company revised its property catastrophe program to provide a higher level of protection against catastrophe losses. The new catastrophe program is in six layers and covers: (i) 95% of losses in excess of $15 million up to $25 million; (ii) 95% of losses in excess of $25 million up to $50 million; (iii) 95% of losses in excess of $50 million up to $85 million;
(iv) 95% of losses in excess of $95 million up to $130 million; (v) 95% of losses in excess of $130 million up to $165 million. The layer of $10 million in losses in excess of $85 million has been retained in full by the Company, as has the $15 million in losses underlying the 1st layer. The Company believes that the property catastrophe program, coupled with the Homeowners Quota Share Program, which reinsures 75% of New Jersey homeowners' property coverage up to a $1 million limit and contains no per-occurrence limit, provides adequate protection for the Company.

     Total assets at December 31, 1999, were $2.5 billion, representing an increase of $81 million, or 3%, from December 31, 1998. The growth in total assets was primarily due to an increase in reinsurance recoverable on unpaid losses and loss expenses of $52 million, an increase in premiums receivable of $19 million, a $32 million increase in goodwill, and the establishment of a deferred tax asset of $16 million. These increases were partially offset by a $60 million reduction in invested assets resulting primarily from a decline in market value on debt securities available-for-sale due to rising interest rates. This change in fair value was also the principal reason for the fluctuation in deferred taxes. The increase in reinsurance recoverable on unpaid losses and loss expenses is primarily attributable to a $24 million increase in losses ceded to the National Flood Insurance Program, primarily attributable to Hurricane Floyd and a $34 million increase in personal injury protection claims ceded to the New Jersey Unsatisfied Claim Judgement Fund ("UCJF"). During 1999, the Company completed a comprehensive review of lifetime claim benefits and adjusted outstanding loss projections to the new ultimate loss projections. Since incurred losses on these claims have exceeded the retention level, increases to reserves are 100% ceded. The 8% increase in premiums receivable, from 1998 to 1999 corresponds to the 8% increase in net premiums written. Goodwill increased due to the acquisition of two subsidiaries during 1999.

     Total liabilities at December 31, 1999 were $1.9 billion, representing an increase of $119 million, or 7%, from 1998. This increase was primarily due to higher loss reserves for losses and loss expenses of $82 million. Approximately half of this increase is attributable to the increase in the previously mentioned lifetime claim reserves ceded to the UCJF. The balance of the increase in reserves is reflective of increased large property and workers' compensation losses and the overall business growth during 1999. Unearned premiums increased by $13 million, due primarily to increased net premiums written. Short-term borrowings on various lines of credit increased by $23 million during 1999. The increase in short-term borrowing is the result of the Company's common stock repurchase program. During 1999, the Company repurchased 2.5 million shares of stock at a total cost of $46 million. On February 3, 2000, the Company's Board of Directors authorized the Company to repurchase an additional 2 million shares, bringing the overall repurchase authorization to 8 million shares. The determination to make such purchases is based on market conditions, available cost and alternative investment opportunities. The Company believes such repurchases enhance shareholder value and are an efficient use of capital.

     The Company is currently exploring the possibility with its investment bankers of raising capital through the issuance of senior unsecured notes in a private placement transaction. The decision to issue such notes will be dependent on the overall attractiveness of market conditions, including general interest rate levels, credit spreads and maturities. Proceeds from such an issuance would be used to reduce outstanding debt on lines of credit and for general corporate purposes. The Company is not under any current requirement to raise capital, believes it has adequate liquidity, and is confident that its credit lines will be renewed on their maturity. The Company entered into an interest rate hedge on February 11, 2000, to protect against interest rate increases in the eventuality that it issues such notes.

INSURANCE REGULATION

     The Company is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which the Company operates. Insurance regulation is intended to provide solvency and other safeguards for policyholders rather than to protect stockholders of insurance holding companies. Insurance laws of the various states provide regulatory agencies with broad administrative powers, including the power to grant or revoke licenses to transact insurance business, and to regulate trade practices, investments, premium rates, the deposit of securities, the form and content of financial statements, insurance policies, accounting practices, the maintenance of specified reserves and capital, the payment of dividends, and establish maximum levels of profits or returns for a line of insurance.

DIVERSIFIED INSURANCE SERVICES REGULATION

     The strategic companies of our Diversified Insurance Services segment include Selective HR Solutions, Inc. ("Selective HR"), Alta Services LLC, ("Alta") and Consumer Health Network Plus, LLC ("CHN"), which are subject to certain regulations.

     Selective HR is a professional employer organization ("PEO"). In this capacity, it is a co-employer for its clients. As a co-employer, Selective HR is affected by federal, state and local laws relating to labor, tax and employment matters. By contracting with its clients and creating a co-employer relationship with employees assigned to work at client company locations, Selective HR assumes certain contractual obligations and assumes certain legal obligations and responsibilities of an employer under these laws. Many of these laws do not specifically address the obligations and responsibilities of co-employers such as PEOs. If these laws, for example, the Employee Retirement Income Security Act, and federal and state employment laws and tax laws, are ultimately applied to a PEO's co-employer relationship with their work-site employees, they could have a material adverse effect on Selective HR's results of operations or financial condition.

     Some states in which Selective HR operates have passed licensing or registration requirements for PEOs. These regulatory laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

     The Company has two subsidiaries, Alta and CHN, which operate as a managed care organization ("MCO") and/or a preferred provider organization ("PPO"). These companies are subject to laws and/or regulations in some states in which they do business, which require them to be licensed to operate as an MCO or a PPO.

     In New Jersey, a state from which both Alta and CHN derive substantial revenue, proposed regulations implementing the Health Care Quality Act may deem insured health benefit plans who contract with PPOs to be Managed Care Plans. Managed Care Plans may be required, through PPO contracts, to provide enrollees with information regarding the plan and the network and also to afford providers with certain protections.

     Alta and CHN are also affected by both federal and state laws regarding privacy of medical records and patient privacy. This is an evolving area of regulation requiring the Company to continually monitor and review, especially in dealings with their clients.

     While Selective HR, Alta and CHN are currently in compliance with all laws affecting their operations, there can be no assurance that, in the future, they will be able to satisfy revised licensing and regulatory requirements.

YEAR 2000

     The Company's Y2K awareness initiative successfully addressed its interaction with its independent agents, suppliers and customers. The Company's Y2K project adequately modified and safeguarded its internal systems and the Company has not experienced any business disruptions as a result of its dealings with its suppliers or service providers.

     The costs incurred for the Y2K project were $2.7 million as of December 31, 1999. Costs charged to earnings in 1999, 1998, 1997 and 1996 are approximately $900,000, $500,000, $700,000, and $100,000, respectively. The remaining $500,000 expended has been capitalized.

     In addition to evaluating and addressing Y2K issues relating to possible business interruption, the Company has Y2K exposure relating to insurance policy coverages for which reinsurance is in effect to mitigate potential losses. As of February 29, 2000, no claims have been reported.

ITEM 7A.  MARKET RISK DISCLOSURE FOR FINANCIAL INSTRUMENTS.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of potential loss in fair value arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of the Company's primary market risk exposures and how they were being managed as of December 31, 1999. The Company's market risk sensitive instruments are for other than trading purposes.

     The Company's investment policy is conservative with the long-term objective of maximizing after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 81% debt securities, 16% equity securities and 3% short-term and other investments. The Company has no direct exposure to foreign exchange or commodity risks.

     To reduce the sensitivity of interest rate fluctuations, the Company invests its debt portfolio primarily in intermediate-term debt securities. At December 31, 1999, 93% of the portfolio was ten years or less to maturity, and the average life was 5.0 years.

     The Company's portfolio of marketable equity securities is exposed to equity price risk arising from potential volatility in equity market prices. The Company attempts to minimize the exposure to equity price risk by maintaining a diversified portfolio limiting concentrations in any one company or industry.

     For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

     The Company utilized sensitivity analysis to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments. The sensitivity analysis assumes a hypothetical: (i) increase of 100 basis points in interest rates; (ii) a 10% decrease in equity values at December 31, 1999; and
(iii) a parallel shift in the yield curve for rate sensitive instruments. The timing of calls and prepayments cannot be estimated with precision.

     In the analysis, the Company included the following financial instruments: investments in debt securities, investments in equity securities, convertible debentures, and senior notes. The primary market risk to the Company's market sensitive instruments is interest rate risk and equity price risk.

     This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on the Company's income or stockholders' equity. Further, the calculations do not take into account any actions the Company may take in response to market fluctuations.

     The following table presents the sensitivity analysis (adverse scenario) of each component of market risk as of December 31, 1999 and 1998.

                       Fair Value     Estimated     Fair Value      Estimated
(in thousands)         @12/31/99     Fair Value*    @12/31/98      Fair Value*
--------------------------------------------------------------------------------
ASSETS:
Investments in
 debt securities       $1,394,390     1,336,140     $1,448,455     1,388,348
Investments in
 equity securities        251,998       226,798        269,991       242,992

LIABILITIES:
Convertible
 debentures                14,908        16,399         17,942        19,736
8.77% Senior notes         55,322        57,061         60,666        63,637
7.84% Senior notes         21,388        21,726         30,257        31,463

*Estimated fair value after the hypothetical change in rates and equity market conditions.

     In addition to the above scheduled investments, the Company has a revolving line of credit. An increase in interest rates of 100 basis points would result in additional annual interest expense of $500,000.

     The Company may replace the majority of short-term line of credit borrowings with mid-term to long-term debt during the first half of 2000. The Company has entered into an interest rate hedge in anticipation of issuing such debt to reduce exposure to rising interest rates and, to a somewhat lesser degree, exposure to widening credit spreads during the period prior to setting the terms of the proposed issue of the mid-term to long-term debt. The hedge instrument, by itself, has elements of interest rate and credit spread volatility that vary inversely when compared to the volatility of liabilities. The following table presents the sensitivity analysis (adverse scenario) of the hedge instrument:

                                                                   Fair Value
--------------------------------------------------------------------------------
At inception                                                      $          0

After 100 basis point decline in interest rates                   $ (6,248,000)
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
December 31,                                                                  1999            1998
(in thousands, except share amounts)
---------------------------------------------------------------------------------------------------------
ASSETS

INVESTMENTS:

Debt securities, held-to-maturity -- at amortized cost
   (fair value: $271,604--1999; $373,179--1998)                            $   271,384         358,380
Debt securities, available-for-sale at fair value
   (amortized cost: $1,141,167--1999; $1,033,628--1998)                      1,122,786       1,075,276
Equity securities, available-for-sale at fair value
   (cost: $115,626--1999; $135,758--1998)                                      251,998         269,991
Short-term investments (at cost which approximates fair value)                  48,807          50,905
Other investments                                                               15,963          16,087
                                                                           -----------      ----------
Total investments                                                            1,710,938       1,770,639

Cash                                                                             8,588           7,931
Interest and dividends due or accrued                                           23,545          22,537
Premiums receivables, net of allowance for uncollectible
   accounts of: $3,009--1999; $2,408--1998                                     248,910         229,794
Other trade receivables, net of allowance for uncollectible
   accounts of: $640--1999; $332--1998                                          21,210          10,331
Reinsurance recoverable on paid losses and loss expenses                         9,797          11,495
Reinsurance recoverable on unpaid losses and loss expenses                     192,044         140,453
Prepaid reinsurance premiums                                                    32,531          31,685
Current Federal income tax                                                       4,417              --
Deferred Federal income tax                                                     16,129              --
Real estate, furniture, equipment and software development -- at cost, net of accumulated depreciation and amortization of:
    $56,631--1999; $47,527--1998                                                54,558          50,950
Deferred policy acquisition costs                                              109,095         109,774
Goodwill, net of accumulated amortization of:
    $7,334--1999; $5,032--1998                                                  52,001          20,391
Other assets                                                                    29,504          26,188
                                                                           -----------      ----------
Total assets                                                               $ 2,513,267       2,432,168
                                                                           ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Reserve for losses                                                         $ 1,092,026       1,014,386
Reserve for loss expenses                                                      183,097         178,888
Unearned premiums                                                              413,601         400,143
Convertible subordinated debentures                                              6,157           6,219
Short-term debt                                                                 51,302          28,287
Notes payable                                                                   75,428          82,572
Current Federal income tax                                                          --              86
Deferred Federal income tax                                                         --           7,226
Other liabilities                                                              121,692         106,778
                                                                           -----------      ----------
Total liabilities                                                            1,943,303       1,824,585
                                                                           -----------      ----------

STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
   Issued: 37,964,405--1999; 37,416,237--1998                                   75,929          74,833
Additional paid-in capital                                                      53,470          45,449
Retained earnings                                                              514,477         477,118
Accumulated other comprehensive income                                          76,694         114,323
Treasury stock -- at cost (shares: 11,406,722--1999;
   8,892,335--1998)                                                           (143,875)        (97,990)
Deferred compensation expense and notes receivable from stock sales             (6,731)         (6,150)
                                                                           -----------      ----------
Total stockholders' equity                                                     569,964         607,583
                                                                           -----------      ----------
Commitments and contingencies (Notes 6 and 17)
Total liabilities and stockholders' equity                                 $ 2,513,267       2,432,168
                                                                           ===========      ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------
Year ended December 31,                           1999          1998          1997
(in thousands, except per share amounts)
------------------------------------------------------------------------------------
REVENUES:
Net premiums written                         $ 811,677       748,873       717,618
Net increase in unearned premiums and
    prepaid reinsurance premiums               (12,612)      (25,881)      (41,350)
                                             ---------      --------      --------
Net premiums earned                            799,065       722,992       676,268
Net investment income earned                    96,531        99,196       100,530
Net realized gains (losses)                     29,377        (2,139)        6,021
Diversified insurance services revenue          46,653        14,100         8,236
Other income                                     3,142         3,180         3,128
                                             ---------      --------      --------
Total revenues                                 974,768       837,329       794,183
                                             ---------      --------      --------

EXPENSES:
Losses incurred                                517,700       433,316       383,996
Loss expenses incurred                          74,515        74,484        77,217
Policy acquisition costs                       254,744       235,523       212,902
Dividends to policyholders                       6,682         5,329         4,855
Interest expense                                 9,460         9,409         9,592
Diversified insurance services expenses         41,881        11,883         7,471
Other expenses                                   6,383         3,681         7,130
                                             ---------      --------      --------
Total expenses                                 911,365       773,625       703,163
                                             ---------      --------      --------
Income before Federal income tax                63,403        63,704        91,020
                                             ---------      --------      --------

FEDERAL INCOME TAX EXPENSE (BENEFIT):
Current                                         12,729         9,879        16,688
Deferred                                        (3,043)          255         4,724
                                             ---------      --------      --------
Total Federal income tax expense                 9,686        10,134        21,412
                                             ---------      --------      --------
Net income                                   $  53,717        53,570        69,608
                                             =========      ========      ========
EARNINGS PER SHARE:
Basic                                        $    1.98          1.88          2.41
Diluted                                      $    1.87          1.74          2.27

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------
Year ended December 31,                                            1999          1998          1997
(in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
COMMON STOCK:
Beginning of year                                            $  74,833           72,728         71,644
Dividend reinvestment plan (shares: 64,952--1999;
    52,183--1998; 49,206--1997)                                    130              104             98
Convertible subordinated debentures (shares: 8,752--1999;
    88,412--1998; 9,448--1997)                                      17              177             19
Stock purchase and compensation plans
    (shares: 474,464--1999; 600,113--1998; 483,028--1997)          949            1,201            967
Stock issued for acquisition (shares: 311,673--1998)                --              623             --
                                                             ---------         --------       --------
End of year                                                     75,929           74,833         72,728
                                                             ---------         --------       --------
ADDITIONAL PAID-IN CAPITAL:
Beginning of year                                               45,449           30,450         18,060
Dividend reinvestment plan                                       1,057            1,046          1,033
Convertible subordinated debentures                                 35              448             48
Stock purchase and compensation plans                            6,929            7,861         11,309
Stock issued for acquisition                                                      5,644
                                                             ---------         --------       --------
End of year                                                     53,470           45,449         30,450
                                                             ---------         --------       --------
RETAINED EARNINGS:
Beginning of year                                              477,118          439,811        386,601
Net income                                                      53,717  53,717   53,570 53,570  69,608 69,608
Cash dividends to stockholders ($.59 per share--1999;
    $.56 per share--1998; $.56 per share--1997)                (16,358)         (16,263)       (16,398)
                                                             ---------         --------       --------
End of year                                                    514,477          477,118        439,811
                                                             ---------         --------       --------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Beginning of year                                              114,323           89,051         52,728
Other comprehensive income-(decrease) increase in net
     unrealized gains on available-for-sale securities,
     net of deferred income tax effect                         (37,629)(37,629)  25,272 25,272  36,323 36,323
                                                             ---------         --------       --------
End of year                                                     76,694          114,323         89,051
                                                             ---------         --------       --------
          Comprehensive income                                          16,088          78,842         105,931
                                                                       =======          ======         =======
TREASURY STOCK:
Beginning of year                                              (97,990)         (59,785)       (50,680)
Acquisition of treasury stock (shares: 2,514,387--1999;
     1,794,873--1998; 364,200--1997)                           (45,885)         (38,205)        (9,105)
                                                             ---------         --------       --------
End of year                                                   (143,875)         (97,990)       (59,785)
                                                             ---------         --------       --------
DEFERRED COMPENSATION EXPENSE AND NOTES RECEIVABLE
    FROM STOCK SALES:
Beginning of year                                                (6,150)         (6,939)        (4,054)
Deferred compensation expense                                    (3,418)           (966)        (6,016)
Amortization of deferred compensation expense and
     amounts received on notes                                    2,837           1,755          3,131
                                                              ---------        --------       --------
End of year                                                      (6,731)         (6,150)        (6,939)
                                                              ---------        --------       --------
Total stockholders' equity                                    $ 569,964         607,583        565,316
                                                              =========        ========       ========

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                     1999          1998          1997
(in thousands)
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $  53,717        53,570        69,608
                                                                         ---------      --------      --------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Increase (decrease) in reserves for losses and loss expenses, net of
    reinsurance recoverable on unpaid losses and loss expenses              30,258        15,849        (2,613)
Net increase in unearned premiums and prepaid
    reinsurance premiums                                                    12,612        25,881        41,350
(Increase) decrease in net Federal income tax                               (7,520)       (1,411)        2,743
Depreciation and amortization                                               13,044         9,273         8,143
Increase in premiums receivables                                           (19,116)      (35,649)      (44,251)
Increase in other trade receivables                                         (2,772)       (1,858)         (527)
Decrease (increase) in deferred policy acquisition costs                       679       (11,664)      (14,960)
(Increase) decrease in interest and dividends due or accrued                (1,008)        1,065           693
Decrease (increase) in reinsurance recoverable on paid losses
    and loss expenses                                                        1,698          (407)       (3,225)
Net realized (gains) losses                                                (29,377)        2,139        (6,021)
Other -- net                                                                11,592          (162)           (9)
                                                                         ---------      --------      --------
Net adjustments                                                             10,090         3,056       (18,677)
                                                                         ---------      --------      --------
Net cash provided by operating activities                                   63,807        56,626        50,931
                                                                         ---------      --------      --------
INVESTING ACTIVITIES
Purchase of debt securities, held-to-maturity                                   --       (12,682)      (41,409)
Purchase of debt securities, available-for-sale                           (314,283)     (178,213)     (148,492)
Purchase of equity securities, available-for-sale                          (14,948)      (46,131)      (33,275)
Purchase of other investments                                                 (111)      (15,000)       (9,390)
Purchase of Selective HR Solutions
    (net of cash acquired of $1,127)                                       (23,015)           --            --
Purchase of Consumer Health Network Plus, LLC                               (6,010)           --            --
Purchase of PDA Software Services, Inc.(net of cash
    acquired of $356)                                                         (258)       (6,030)           --
Purchase of Alta Services LLC                                                  --            --        (8,291)
Sale of debt securities, available-for-sale                                132,680        64,648        54,107
Redemption and maturities of debt securities, held-to-maturity              87,053        64,464        63,979
Redemption and maturities of debt securities, available-for-sale            66,787        90,392        51,768
Sale of equity securities, available-for-sale                               71,615        27,891        19,734
Proceeds from other investments                                                235        20,690         1,205
(Decrease) increase in net payable from security transactions              (13,414)        8,655         4,553
Net additions to real estate, furniture, equipment and
    software development                                                   (10,908)      (11,160)       (4,055)
                                                                         ---------      --------      --------
Net cash (used in) provided by investing activities                        (24,577)        7,524       (49,566)
                                                                         ---------      --------      --------
FINANCING ACTIVITIES
Dividends to stockholders                                                  (16,358)      (16,263)      (16,398)
Acquisition of treasury stock                                              (45,885)      (38,205)       (9,105)
Principal payment of notes payable                                          (7,143)      (10,972)       (7,143)
Proceeds from short-term debt                                               23,015        10,762        17,400
Net proceeds from issuance of common stock                                   9,066        16,479        13,407
Increase in deferred compensation expense and amounts received
    on notes receivable from stock sale                                     (3,366)         (913)       (5,750)
                                                                         ---------      --------      --------
Net cash used in financing activities                                      (40,671)      (39,112)       (7,589)
                                                                         ---------      --------      --------
Net (decrease) increase in short-term investments and cash                  (1,441)       25,038        (6,224)
Short-term investments and cash at beginning of year                        58,836        33,798        40,022
                                                                         ---------      --------      --------
Short-term investments and cash at end of year                           $  57,395        58,836        33,798
                                                                         =========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest                                                                 $   9,995         9,527         9,224
Federal income tax                                                          17,229        11,554        18,669

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 1998, 1997

Note 1  Summary of Significant Accounting Policies

(a) CONSOLIDATION POLICY

   The consolidated financial statements include the accounts of Selective Insurance Group, Inc. ("Selective") and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

(b) INVESTMENTS

   Debt securities, held-to-maturity are carried at amortized cost because management has the ability and intent to hold such securities until maturity. Securities, available-for-sale are carried at fair value. Net unrealized gains and losses on debt securities, held-to-maturity are not reflected in consolidated net income or stockholders' equity. Net unrealized gains and losses on securities, available-for-sale, net of deferred income tax effect, are not reflected in consolidated net income, but are included in comprehensive income as well as accumulated other comprehensive income, a separate component of stockholders' equity. No material investments of the Company were non-income producing for the years ended December 31, 1999 and 1998.

   Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. In the event that a decline in fair value of an investment is considered to be other than temporary, such investments are written down to their net realizable value.

(c) REINSURANCE

   The Company records its ceded reinsurance transactions on a gross basis on the balance sheet which results in reinsurance recoverables on unpaid losses and loss expenses and ceded unearned premiums (prepaid reinsurance premiums). The Company also discloses reinsurance amounts for ceded premiums written and earned and ceded loss and loss expenses incurred.

(d) STOCK-BASED COMPENSATION

   The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FASB 123, the Company will continue to use the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FASB 123, had been applied.

(e) REAL ESTATE, FURNITURE, EQUIPMENT AND SOFTWARE DEVELOPMENT

   The value of real estate, furniture and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years for financial statement purposes and the straight-line method and various accelerated methods for Federal income tax purposes. The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As a result of SOP 98-1, the Company capitalized $5 million and $3 million, of internal computer software development costs in 1999 and 1998, respectively, which will be amortized using the straight-line method over estimated useful lives of five and seven years.

(f) DEFERRED POLICY ACQUISITION COSTS

   Policy acquisition costs are directly related to the writing of an insurance policy and are deferred and amortized over the life of the policies in order to facilitate a matching of revenues and expenses. These costs include labor costs, commissions, premium taxes and assessments, Boards, Bureaus and Dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss adjustment expenses, policyholder dividends and other expenses for maintenance of policies in force. The investment yields assumed for each reporting period, which are based upon the Company's actual average investment yield, before-tax, were 5.6%, 5.7% and 6.0% for 1999, 1998 and 1997, respectively.

(g) GOODWILL

   Goodwill resulting from business acquisitions represents the excess of cost over fair value of assets acquired and is being amortized over estimated useful lives, which range between nine and twenty-five years, using the straight-line method. Amortization expense, which is included in other expense, was $2,153,000, $1,346,000 and $617,000 million for 1999, 1998 and 1997, respectively. Periodically, the Company reviews intangible assets for impairments where the fair value is less than the carrying value.

(h) USE OF ESTIMATES

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(i) RESERVES FOR LOSSES AND LOSS EXPENSES

   In accordance with industry practice, the Company maintains reserves for losses and loss expenses. These reserves are made up of both case reserves and reserves for claims incurred but not yet reported ("IBNR"). Case reserves result from a claim that has been reported to an insurance subsidiary and is estimated at the amount of ultimate payment. Additional IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.

   The internal assumptions considered by the Company in the estimation of the IBNR amounts for both environmental and non-environmental reserves at the Company's reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; (vi) actuarial modeling of environmental claims; and (vii) patterns of events observed by claims personnel or reported to them by defense counsel. External factors identified by the Company in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: legislative enactments, judicial decisions, legal developments in the determination of liability and the imposition of damages; and trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items as described that are expected by management to affect the Company's reserves for losses and loss expenses over time.

   By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, the Company believes the reserves to be adequate. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods, however, the loss reserves include anticipated recoveries for salvage and subrogation claims. Such salvage and subrogation amounted to $39,702,000 and $31,344,000 in 1999 and 1998, respectively.

   Reserves are reviewed for adequacy on a periodic basis. When reviewing reserves, the Company analyzes historical data and estimates the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Based upon such reviews, the Company believes that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.

(j) PREMIUM REVENUE

   Premiums written include direct writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers' compensation line of insurance, less reinsurance ceded to other insurers. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(k) FEDERAL INCOME TAX

   The Company uses the asset and liability method of accounting for income taxes. Deferred Federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities, as well as tax on net unrealized gains or losses on securities, available-for-sale. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.

(l) STATEMENT OF CASH FLOWS

   Short-term investments is comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase.

(m) FAIR VALUES OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   (1) Investment Securities: Fair values for debt securities, held-to-maturity are based on quoted market prices where available. For debt securities, held-to-maturity not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for debt securities, available-for-sale and equity securities, available-for-sale, which also represent the carrying amounts, are based on quoted market prices. Fair values for other investments are not material and are carried at either cost or the equity method, which approximates fair value.

   (2) Indebtedness: The fair value of the convertible subordinated debentures is based on quoted market prices. The fair values of the 7.84% Senior Notes due November 15, 2002 and the 8.77% Senior Notes due August 1, 2005 were estimated using a cash flow analysis based upon Selective's current incremental borrowing rate for the remaining term of the loan.

(n) RECLASSIFICATIONS
   Certain amounts in the Company's prior years' consolidated financial statements and related footnotes have been reclassified to conform with the 1999 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

Note 2  Pending Accounting Pronouncements

   In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was previously effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application was encouraged, but was permitted only as of the beginning of any fiscal quarter that begins after issuance of financial statements of prior periods. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which defers the effective date of FASB 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this statement to have a material effect on the Company's results of operations or financial condition.

Note 3  Policy Acquisition Costs

   Changes in deferred policy acquisition costs and policy acquisition costs expensed are summarized as follows:

(in thousands)                                 1999         1998         1997
--------------------------------------------------------------------------------
Deferred policy acquisition costs:
Deferred, January 1                         $ 109,774       98,110       83,150
                                            ---------      -------      -------
Additions:
Commissions                                   135,165      130,498      116,988
Labor costs                                    50,466       46,830       41,971
Premium taxes and assessments                  17,368       17,147       14,312
Other                                          28,247       26,517       27,072
                                            ---------      -------      -------
Total additions                               231,246      220,992      200,343
                                            ---------      -------      -------
Amortized to expense                         (231,925)    (209,328)    (185,383)
                                            ---------      -------      -------
Deferred, December 31                       $ 109,095      109,774       98,110
                                            =========      =======      =======
Policy acquisition costs:
Amortized to expense                        $ 231,925      209,328      185,383
Period costs                                   22,819       26,195       27,519
                                            ---------      -------      -------
Total policy acquisition costs              $ 254,744      235,523      212,902
                                            =========      =======      =======

Note 4  Investments

   (a) The components of net investment income earned are as follows:

(in thousands)                                1999          1998          1997
--------------------------------------------------------------------------------
Debt securities                             $88,800        89,928        93,894
Equity securities                             6,146         5,775         5,002
Short-term investments                        1,624         1,705         1,266
Other                                         1,317         3,140         1,702
                                            -------       -------       -------
                                             97,887       100,548       101,864
Investment expenses                          (1,356)       (1,352)       (1,334)
                                            -------       -------       -------
Net investment income earned                $96,531        99,196       100,530
                                            =======       =======       =======

   (b) Net unrealized gains on debt securities, held-to-maturity are as follows:

(in thousands)                                        1999       1998      1997
--------------------------------------------------------------------------------
Net unrealized gains                               $    220     14,799    16,082
                                                   ========     ======    ======
Increase (decrease) in net unrealized gains        $(14,579)    (1,283)    3,601
                                                   ========     ======    ======

   (c) Gross and net unrealized gains (losses) on securities, available-for-sale are as follows:

(in thousands)                                  1999        1998        1997
--------------------------------------------------------------------------------
Debt securities:
Gains                                         $  8,812      44,227      36,126
Losses                                         (27,193)     (2,579)       (796)
                                              --------      ------      ------
                                               (18,381)     41,648      35,330
                                              --------      ------      ------
Equity securities:
Gains                                          141,206     140,001     104,147
Losses                                          (4,834)     (5,768)     (2,476)
                                              --------      ------      ------
                                               136,372     134,233     101,671
                                              --------      ------      ------
Net unrealized gains on
  available-for-sale securities                117,991     175,881     137,001
Deferred income tax expense                    (41,297)    (61,558)    (47,950)
                                              --------      ------      ------
Net unrealized gains, net of
  deferred income tax                         $ 76,694     114,323      89,051
                                              ========      ======      ======
Increase (decrease) in net unrealized
  gains, net of deferred income tax           $(37,629)     25,272      36,323
                                              ========      ======      ======

   (d) The amortized cost, estimated fair values and gross unrealized gains (losses) of debt securities, held-to-maturity at December 31, 1999 and 1998, respectively, are as follows:

                                                       Gross             Gross
                                  Amortized         Unrealized        Unrealized           Fair
                                     Cost              Gains            Losses             Value
(in thousands)                 1999       1998     1999    1998      1999    1998     1999      1998
-----------------------------------------------------------------------------------------------------
U.S. government and
  government agencies        $  8,415    12,649      63      463      (58)    --      8,420    13,112
Obligations of states and
  political subdivisions      246,844   317,070   4,588   13,712   (4,272)   (19)   247,160   330,763
Mortgage-backed securities     16,125    28,661       7      644     (108)    (1)    16,024    29,304
                             --------   -------   -----   ------   ------    ---    -------   -------
Total debt securities,
  held-to-maturity           $271,384   358,380   4,658   14,819   (4,438)   (20)   271,604   373,179
                             ========   =======   =====   ======   ======    ===    =======   =======

   (e) The cost/amortized cost, estimated fair values and gross unrealized gains (losses) of securities, available-for-sale at December 31, 1999 and 1998, respectively, are as follows:

                                      Cost/                  Gross              Gross
                                   Amortized              Unrealized          Unrealized                Fair
                                      Cost                   Gains              Losses                  Value
(in thousands)                  1999         1998       1999      1998      1999       1998        1999        1998
---------------------------------------------------------------------------------------------------------------------
U.S. government and
  government agencies        $  122,263     105,141       735     4,009    (1,954)       (10)     121,044     109,140
Obligations of states and
  political subdivisions        439,167     397,310     5,714    19,373   (10,543)      (209)     434,338     416,474
Corporate securities            493,951     460,425     2,240    18,782   (12,147)    (2,177)     484,044     477,030
Asset-backed securities          19,704      34,788        10       519      (727)      (183)      18,987      35,124
Mortgage-backed securities       66,082      35,964       113     1,545    (1,822)        --       64,373      37,508
                             ----------   ---------   -------   -------   -------     ------    ---------   ---------
Debt securities,
  available-for-sale          1,141,167   1,033,628     8,812    44,228   (27,193)    (2,579)   1,122,786   1,075,276
Equity securities,
  available-for-sale            115,626     135,758   141,206   140,001    (4,834)    (5,768)     251,998     269,991
                             ----------   ---------   -------   -------   -------     ------    ---------   ---------
Total securities,
  available-for-sale         $1,256,793   1,169,386   150,018   184,229   (32,027)    (8,347)   1,374,784   1,345,267
                             ==========   =========   =======   =======   =======     ======    =========   =========

   (f) Realized gains (losses) are as follows:

(in thousands)                                     1999       1998       1997
--------------------------------------------------------------------------------
Debt securities, held-to-maturity
    Gains                                        $   102        129        209
Debt securities, available-for-sale
    Gains                                             53      1,086        272
    Losses                                        (7,312)      (271)      (644)
Equity securities, available-for-sale
    Gains                                         43,295      5,513      7,878
    Losses                                        (6,761)    (8,596)      (199)
                                                 -------     ------      -----
Net realized gains (losses)                       29,377     (2,139)     7,516
Real estate loss                                      --         --     (1,495)
                                                 -------     ------      -----
Net realized gains (losses)                      $29,377     (2,139)     6,021
                                                 =======     ======      =====

   (g) The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

   Listed below are debt securities, held-to-maturity:

                                                         Amortized        Fair
(in thousands)                                              Cost          Value
--------------------------------------------------------------------------------
Due in one year or less                                   $ 41,811        41,682
Due after one year through five years                      186,897       186,246
Due after five years through ten years                      37,176        38,173
Due after ten years through fifteen years                    5,191         5,087
Due after fifteen years                                        309           416
                                                          --------       -------
Total debt securities, held-to-maturity                   $271,384       271,604
                                                          ========       =======

   Listed below are debt securities, available-for-sale:

                                                         Amortized        Fair
(in thousands)                                             Cost           Value
--------------------------------------------------------------------------------
Due in one year or less                                 $   83,534        83,821
Due after one year through five years                      468,568       467,266
Due after five years through ten years                     496,468       485,043
Due after ten years through fifteen years                   92,597        86,656
Due after fifteen years                                         --            --
                                                        ----------     ---------
Total debt securities, available-for-sale               $1,141,167     1,122,786
                                                        ==========     =========

   (h) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws with carrying values of $12,880,000 and $13,197,000 as of December 31, 1999 and 1998, respectively.

   (i) The Company is not exposed to significant concentrations of credit risk within the investment portfolio.

   (j) The components of comprehensive income, both gross and net of tax, for 1999, 1998 and 1997 are as follows:

                                                             1999

(in thousands)                                    GROSS       TAX        NET
--------------------------------------------------------------------------------
Income                                           $ 63,403      9,686     53,717
Components of other comprehensive income:
  Unrealized holding losses during the period     (28,616)   (10,016)   (18,600)
  Reclassification adjustment                     (29,275)   (10,246)   (19,029)
                                                 --------    -------     ------
  Other comprehensive income                      (57,891)   (20,262)   (37,629)
Comprehensive income                             $  5,512    (10,576)    16,088
                                                 ========    =======     ======

                                                                 1998

(in thousands)                                          GROSS     TAX      NET
--------------------------------------------------------------------------------
Income                                                $ 63,704   10,134   53,570
Components of other comprehensive income:
  Unrealized holding gains during the period            36,612   12,814   23,798
  Reclassification adjustment                            2,268      794    1,474
                                                      --------   ------   ------
  Other comprehensive income                            38,880   13,608   25,272
Comprehensive income                                  $102,584   23,742   78,842
                                                      ========   ======   ======

                                                            1997

(in thousands)                                   GROSS       TAX         NET
--------------------------------------------------------------------------------
Income                                         $ 91,020     21,412      69,608
Components of other comprehensive income:
  Unrealized holding gains during the period     63,188     22,115      41,073
  Reclassification adjustment                    (7,307)    (2,557)     (4,750)
                                               --------     ------     -------
  Other comprehensive income                     55,881     19,558      36,323
                                               --------     ------     -------
Comprehensive income                           $146,901     40,970     105,931
                                               ========     ======     =======

Note 5  Indebtedness

(a) CONVERTIBLE SUBORDINATED DEBENTURES

   The Debentures were issued under an Indenture dated December 29, 1982, ("Indenture") in the principal amount of $25,000,000, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15. The Debentures are convertible into common stock at an effective conversion price of $7.08 per share. The principal amount of the Debentures, including any accrued interest, is due on January 1, 2008.

   The Indenture requires the Company to retire, through the operation of a mandatory sinking fund, 5% of the original $25,000,000 aggregate principal amount of the debentures on January 1 of each of the years from 1994, to and including, 2007. Voluntary conversions have satisfied this obligation through the year 2007.

(b) NOTES PAYABLE

   (1) On August 12, 1994, the Company entered into a $54,000,000 note purchase agreement with various lenders covering the 8.77% Senior Notes. The Company is required to pay $18,000,000 principal amount in each year commencing on August 1, 2003 and ending on August 1, 2005, inclusive, together with accrued interest thereon. The unpaid principal amount of the 8.77% Senior Notes accrues interest and is payable semiannually on February 1 and August 1 of each year, until the principal is paid in full.

   (2) On November 24, 1992, the Company entered into a $50,000,000 note purchase agreement with various lenders covering the 7.84% Senior Notes. The Company made its fourth required principal payment of the 7.84% Senior Notes of $7,143,000 on November 15, 1999. The Company will continue to make the required principal payment of $7,143,000 per annum through November 15, 2001, inclusive, together with accrued interest thereon. Any outstanding principal amount of the 7.84% Senior Notes on November 15, 2002, will be payable on that date, including any accrued interest. The unpaid principal amount of the 7.84% Senior Notes accrues interest and is payable semiannually on May 15 and November 15 of each year, until the principal is paid in full.

   Both note purchase agreements contain restrictive covenants that limit the Company's ability to declare dividends or incur additional indebtedness. At December 31, 1999, the amount available for dividends to stockholders under said restrictions was $149,115,000.

(c) SHORT-TERM DEBT

   The Company has revolving lines of credit amounting to $75,000,000 at December 31, 1999 and $50,000,000 at December 31, 1998. At December 31, 1999 and 1998, respectively, $51,302,000 and $28,287,000 was outstanding under these lines. Interest is determined on a LIBOR, prime rate or money market rate basis at the Company's option. At December 31, 1999 and 1998 there was approximately $191,870 and $215,078, in accrued interest relating to the outstanding balance and the weighted average interest rate on these borrowings was 5.7% in both years. The amount available under these agreements at December 31, 1999 and 1998, was $23,698,000 and $21,713,000, respectively.

Note 6  Reinsurance

   In the ordinary course of business, the insurance subsidiaries assume and cede premiums with other insurance companies and various pools and associations of which they are members. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and, in some instances, by negotiation on each individual risk. In addition, there are excess of loss and catastrophe reinsurance contracts which protect against losses over stipulated amounts arising from any one occurrence or event. The reinsurance arrangements provide greater diversification of business and can serve to limit the maximum net loss on catastrophes and large and unusually hazardous risks.

   The insurance subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations. The Company reviews the financial condition of its existing reinsurers for any potential write-offs of uncollectible amounts. At December 31, 1999, the Company had prepaid reinsurance premiums and net reinsurance recoverables with American Re-Insurance Company (rated "A++ Superior" by A.M. Best Company, Inc.) and a state insurance fund that amounted to $76,492,000 and $72,676,000, respectively. The Company has a $35,000,000 trust fund agreement with American Re-Insurance Company to secure a portion of the Company's recoverable amounts.

   Under the Company's reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the insurance protection provided, and recoveries are recognized as losses are recorded.

   The following is a table of assumed and ceded amounts by income statement caption:

(in thousands)                               1999           1998          1997
--------------------------------------------------------------------------------
Premiums written:
Assumed                                   $  18,774        19,583        19,195
Ceded                                       (79,023)      (79,585)      (84,759)
Premiums earned:
Assumed                                      20,943        21,239        20,708
Ceded                                       (78,177)      (79,089)      (84,384)
Losses incurred:
Assumed                                      14,661        16,339        10,876
Ceded                                      (129,250)      (52,067)      (26,995)
Loss expenses incurred:
Assumed                                       1,629         2,166         2,108
Ceded                                        (5,887)       (2,349)       (2,490)

   Losses ceded during 1999 increased substantially over 1998 due to an increase of $47,000,000 in incurred losses ceded to the National Flood Insurance Program primarily as a result of Hurricane Floyd and $40,000,000 New Jersey Personal Injury Protection (PIP) claims, an increase of $36,000,000 over the prior year, ceded to the New Jersey Unsatisfied Claims Judgement Fund for reimbursement to the Company in accordance with state law. The Company performed a comprehensive review of New Jersey PIP claims and determined that 27 claims should be re-classified to "lifetime" benefit status. Adjusting outstanding loss reserves on these 27 claims to new ultimate projections resulted in the additional loss reserves.

Note 7  Retirement Plans

(a) RETIREMENT SAVINGS PLAN

   The Company offers a voluntary defined contribution retirement savings plan with an added 401(k) feature to employees who meet eligibility requirements. The plan allows employees to make contributions to a number of diversified investment options including the Company's common stock, on a before and/or after-tax basis. During 1999 and 1998, 37,963 and 35,876 shares of the Company's common stock were issued under this plan, respectively.

   The number of shares of the Company's common stock available to be purchased under the plan was 908,875 at December 31, 1999. Employees can contribute up to a maximum of 12% of their defined compensation and these contributions, up to a maximum of 6%, are matched 50% by the Company. The Company's contributions to the plan amounted to $1,840,000, $1,597,000 and $1,190,000 in 1999, 1998 and
1997, respectively.

(b) RETIREMENT INCOME PLAN

   The Company has a noncontributory defined benefit retirement income plan covering substantially all employees who meet eligibility requirements. The Company's funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act plus additional amounts that may be approved by the Company from time to time. The Company has made various amendments to the plan in order to comply with certain Internal Revenue Code changes.

   The plan's assets are generally invested in debt and equity securities. The debt securities are invested 100% in investment grade quality securities. The reconciliations of the plan are as follows:

(in thousands)                                              1999         1998
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year                     $ 66,979       54,198
Service cost                                                 4,364        3,340
Interest cost                                                4,225        3,892
Actuarial (gains) losses                                   (10,734)       7,257
Benefits paid                                               (1,759)      (1,708)
                                                          --------      -------
Benefit obligation, end of year                           $ 63,075       66,979
                                                          ========      =======

CHANGE IN FAIR VALUE OF ASSETS:
Fair value of assets, beginning of year                   $ 53,100       48,379
Actual return on plan assets (net of expenses)              (1,531)       5,762
Contributions by the employer                                   --          650
Benefits paid                                               (1,742)      (1,691)
                                                          --------      -------
Fair value of assets, end of year                         $ 49,827       53,100
                                                          ========      =======

RECONCILIATION OF FUNDED STATUS:
Funded status                                             $(13,248)     (13,879)
Unrecognized prior service cost                              1,103        1,328
Unrecognized net loss                                          655        5,545
                                                          --------      -------
Net amount recognized                                     $(11,490)      (7,006)
                                                          ========      =======

(in thousands)                                       1999       1998      1997
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                       $ 4,364      3,340     2,792
Interest cost                                        4,225      3,892     3,427
Expected return on plan assets                      (4,351)    (4,043)   (3,316)
Amortization of unrecognized prior service cost        225        237       237
Amortization of unrecognized net loss                   38         15         5
                                                   -------      -----     -----
Net periodic benefit cost                          $ 4,501      3,441     3,145
                                                   =======      =====     =====

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                         7.50%      6.50      7.25
Expected return on plan assets                        8.50%      8.50      8.50
Rate of compensation increase                         5.00%      4.50      5.00

   All amounts in the reconciliation of funded status were recognized in the balance sheets for 1999 and 1998. There were no amounts to be included in other comprehensive income for the periods shown resulting from a change in the minimum pension liability.

(c) POSTRETIREMENT PLAN

   The Company provides life insurance benefits ("postretirement benefits") for retired employees. Substantially all the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and meet a minimum of ten years of eligibility service. Those who retired prior to January 1, 1991, receive decreasing life insurance coverage that grades to an ultimate amount after ten years. Those retiring on or after January 1, 1991, receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career. The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits as a level percentage of their payroll costs.

   The reconciliations of the plan are presented as follows:

(in thousands)                                              1999          1998
--------------------------------------------------------------------------------
CHANGE IN POST RETIREMENT OBLIGATION:
Benefit obligation, beginning of year                     $ 5,315         4,610
Service cost                                                  253           165
Interest cost                                                 337           340
Actuarial (gains) losses                                     (532)          451
Benefits paid                                                (255)         (251)
                                                          -------        ------
Benefit obligation, end of year                           $ 5,118         5,315
                                                          =======        ======

RECONCILIATION OF FUNDED STATUS:
Funded status                                             $(5,118)       (5,315)
Unrecognized transition obligation                            548           594
Unrecognized net (gain) loss                                 (457)           75
                                                          -------        ------
Net amount recognized                                     $(5,027)       (4,646)
                                                          =======        ======

(in thousands)                                            1999     1998    1997
--------------------------------------------------------------------------------
COMPONENTS OF NET POST RETIREMENT COST:
Service cost                                              $253      165     157
Interest cost                                              337      340     315
Amortization of unrecognized transition obligation          46       46      46
Amortization of unrecognized net gain                       --       (6)    (14)
                                                          ----      ---     ---
Net post retirement cost                                  $636      545     504
                                                          ====      ===     ===

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                             7.50%    6.50    7.25
Rate of compensation increase                             5.00%    4.50    5.00

   All amounts in the reconciliation of funded status were recognized in the balance sheets for 1999 and 1998. There was no unrecognized prior service costs for 1999 and 1998. There were no amounts to be included in other comprehensive income for the periods shown.

(d) RETIREMENT PLAN FOR NONEMPLOYEE DIRECTORS

   The Company maintained a nonqualified unfunded defined benefit retirement income plan for nonemployee Directors. The estimated accrued costs for this plan were not material. The plan was terminated effective December 31, 1997, and as part of the termination, the present value of each Director's future benefits, as of this date, was converted into units based on the fair value of Selective common stock on that date. The cash value of these units will be distributed to each Director upon retirement, or at each Director's election, over a period of fifteen years after such retirement. The units will accrue amounts equivalent to dividends which will also be converted into units based on the fair market value of Selective common stock on the applicable dividend reinvestment dates.

Note 8  Incentive Compensation Plans

   The Company has incentive compensation plans in which all employees are eligible to participate based on corporate and individual performance goals. The total compensation costs charged to expense in connection with the plans were $883,000, $5,217,000 and $8,914,000 in 1999, 1998 and 1997, respectively. The decrease in incentive compensation for 1999 reflects the absence of a payout in the insurance companies due to the difficult market conditions experienced during 1999.

Note 9  Stock Compensation Plans

   The Company has adopted the pro forma footnote disclosure-only provisions of FASB 123. Based on the fair value method consistent with the provisions of FASB 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

(in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                            1999            1998           1997
                                          --------------------------------------
Net income:
As reported                               $53,717          53,570         69,608
Pro forma                                  53,181          52,142         69,142

Basic earnings per share:
As reported                                  1.98            1.88           2.41
Pro forma                                    1.96            1.83           2.39

Diluted earnings per share:
As reported                                  1.87            1.74           2.27
Pro forma                                    1.85            1.69           2.26

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: (i) risk free interest rate of 5.45%, 4.84% and 5.27% for the employee stock purchase plan and 5.40%, 4.76% and 6.04% for all other option plans; (ii) expected life of six months for the employee stock purchase plan for all years and eight, five, and five years for all other option plans for 1999, 1998, and 1997, respectively; (iii) dividend yield of 3.2%, 2.4% and 2.4%; and (iv) an expected volatility of 26%, 23%, and 21% for the employee stock purchase plan and 22%, 23% and 21% for all other option plans for 1999, 1998, and 1997, respectively.

   The weighted-average fair value of options and stocks granted per share, during the year for 1999, 1998 and 1997, respectively, is as follows:

                                                   1999         1998       1997
--------------------------------------------------------------------------------
Stock option plans                                $ 4.52        4.00       5.15
Restricted stock                                   18.38       26.41      18.77
Employee stock purchase plan:
  Six month option                                  1.31        1.36       1.29
  15% of grant date market value                    2.70        3.17       3.23
                                                  ------       -----      -----
Total                                               4.01        4.53       4.52
Agents stock purchase plan:
  5% of grant date market value                      .91        1.14       1.18

   A summary of the option transactions under the stock option plans is as follows:

                                                              Stock      Weighted
                                                              appre-      average
                                               Number        ciation     exercise
                                             of shares        rights       price
--------------------------------------------------------------------------------
Outstanding at December 31, 1996             1,820,048       149,768      $14.76
Granted--1997                                  313,400            --       23.17
Exercised--1997                               (156,636)       (6,022)      13.89
Forfeited--1997                                (40,122)      (35,946)      15.26
                                             ---------       -------      ------
Outstanding at December 31, 1997             1,936,690       107,800       16.17
Granted--1998                                  240,700            --       19.90
Exercised--1998                               (253,176)       (3,362)      13.14
Forfeited--1998                                (34,562)      (60,438)      17.10
                                             ---------       -------      ------
Outstanding at December 31, 1998             1,889,652        44,000       17.03
Granted--1999                                   60,000            --       18.45
Exercised--1999                                (44,660)           --       14.16
Forfeited--1999                                (31,710)       (8,000)      18.83
                                             ---------       -------      ------
Outstanding at December 31, 1999             1,873,282        36,000      $17.11
                                             =========       =======      ======

   Options exercisable and their weighted average exercise price at year end are 1,772,082 and $16.78, 1,754,448 and $16.35 and 1,663,290 and $15.05 for 1999,
1998 and 1997, respectively.

   The following table summarizes information about stock options outstanding and exercisable under the stock option plans at December 31, 1999:

                        Options Outstanding                  Options Exercisable
              ----------------------------------------     ----------------------
                              Weighted
                               average        Weighted                   Weighted
 Range of                     remaining        average                    average
 exercise       Number       contractual      exercise       Number       exercise
  prices      of shares     life in years       price      of shares        price
----------------------------------------------------------------------------------
$ 5 to 10        90,000          1.5           $ 8.62         90,000      $ 8.62
 10 to 15       669,132          4.1            13.77        669,132       13.77
 15 to 20       859,000          7.1            18.28        823,000       18.28
 20 to 28       255,150          7.8            24.96        189,950       24.81
              ---------                                    ---------
$ 5 to 28     1,873,282          5.8           $17.11      1,772,082      $16.78
              =========                                    =========

(a) STOCK OPTION PLAN

   Under the Company's original stock option plan, 36,000 shares of the Company's common stock are reserved for issuance, upon exercise of stock options outstanding at December 31, 1999. This plan permitted the granting of qualified and nonqualified stock options to key employees, which may or may not have SARs attached. Options and related SARs were granted at not less than fair value on the date of the grant, are required to be exercised within ten years from the date of the grant and are exercisable immediately upon the grant. This plan expired in August 1992 and was replaced with the Company's stock option plan II.

   Compensation expense, based on the increase or decrease in the fair value of the Company's common stock, is charged or (credited) to other expense in recognition of the SARs attached to the granted options. Such amounts were $(194,750), $(1,481,000) and $485,000 in 1999, 1998 and 1997, respectively.

(b) STOCK OPTION PLAN II

   Under the Company's stock option plan II, 2,946,658 shares of the Company's common stock are available for issuance at December 31, 1999. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have SARs attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Company's Salary and Employee Benefits Committee ("Committee"). Each grant must be exercised within ten years from the date of the grant. Under this plan, the Company granted options of 24,000, 207,700 and 277,400 for 1999, 1998 and 1997, respectively.

   Under the Company's stock option plan II, the Committee may, at its discretion, make restricted or unrestricted grants of common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. The Company granted a total of 230,328, 157,356 and 198,550 restricted shares for 1999, 1998 and 1997, respectively, and 23,293, 27,295 and 41,400 shares were forfeited in 1999, 1998 and 1997, respectively. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the Committee and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the Committee at its discretion and set forth in an award agreement.

   During the vesting period, dividends are earned and held in escrow on the restricted shares subject to the same vesting period and conditions as set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares are rein vested in the Company's common stock at fair value. The Company issued through the dividend reinvestment feature (net of forfeitures), 17,118, 12,870 and 8,825 restricted shares in 1999, 1998 and 1997, respectively, from the dividend reinvestment plan reserves.

   Deferred compensation expense is recognized for the fair value of the restricted shares when granted and is adjusted for the increases or decreases in the fair value of the Company's common stock for share awards subject to performance-related objectives and is amortized ratably over the vesting period. The unamortized amount is accounted for as a reduction of stockholders' equity. At December 31, 1999, 1998 and 1997, respectively, deferred compensation of $6,246,000, $5,613,000 and $6,239,000 was recorded as a reduction of stockholders' equity and the amounts amortized to expense in 1999, 1998 and 1997, respectively, were $2,785,000, $1,593,000 and $2,733,000.

(c) EMPLOYEE STOCK PURCHASE PLAN

   Under the terms of the employee stock purchase plan, the number of shares of common stock available to be purchased is 614,740. This plan is available to all employees who meet the eligibility requirements and provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of:
(i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. The Company issued 87,026 shares, 74,613 shares and 49,897 shares in 1999, 1998 and 1997, respectively, to employees and charged to expense $235,000, $235,000 and $365,000 in 1999, 1998 and 1997, respectively.

(d) STOCK UNIT AWARDS

   Beginning in 1998, certain officers of the Company were granted phantom stock units in lieu of grants of restricted stock. The total number of phantom stock units awarded in 1999 and 1998 was 6,000 and 23,000, respectively. The value of the phantom stock units is being charged to expense over the estimated remaining employment period. The value of the phantom stock units will be paid in cash upon retirement.

(e) STOCK OPTION PLAN FOR DIRECTORS

   Under the Company's stock option plan for directors, 367,000 shares of the Company's common stock are available for issuance. Each director who is not a full-time employee of the Company participates in the plan and automatically receives a nonqualified option to purchase 3,000 shares of common stock at not less than fair value on March 1 of each year. Each option becomes exercisable one year after the option was granted and expires no more than ten years from the date the option is granted. Under this plan, the Company granted options of 36,000, 33,000 and 36,000 for 1999, 1998 and 1997, respectively.

(f) STOCK COMPENSATION PLAN FOR NONEMPLOYEE DIRECTORS

   In May 1996, the shareholders approved the stock compensation plan for nonemployee directors, effective January 1, 1997. The purpose of this plan is to provide for the payment of the annual compensation for the directors' services in shares of the Company's common stock. The amount of common shares available for issuance under the plan is 370,769. The Company issued 10,127 shares, 7,872 shares and 11,232 shares during 1999, 1998 and 1997, respectively and charged to expense $438,000, $243,000 and $290,000, respectively.

(g) AGENT STOCK PURCHASE PLAN

   Under the terms of the agents' stock purchase plan, the number of shares of common stock available to be purchased is 944,589. This plan provides for four quarterly offerings in which independent insurance agents can purchase the Company's common stock at a 5% discount. The Company issued 59,285 shares, 85,672 shares and 84,996 shares in 1999, 1998 and 1997, respectively, to agents and charged to expense $54,000, $98,000 and $100,000 in 1999, 1998 and 1997,
respectively.

Note 10  Stockholders' Equity

   The Company maintains a dividend reinvestment plan, under which 262,419 shares of common stock are available for issuance. Shares purchased under this plan are issued at fair value.

   Under a common stock repurchase program authorized by the Board of Directors on July 29, 1996 and extended on July 28, 1998, May 7, 1999, November 2, 1999 and February 3, 2000, the Company can repurchase up to 8,000,000 shares. In 1999, 1998 and 1997, the Company acquired 2,505,000 shares, 1,774,000 shares and 336,000 shares, respectively, at a total cost of $45,716,000, $37,750,000 and $8,498,000, respectively. The total amounts of stock repurchased under this program since July 29, 1996 through December 31, 1999 is 4,872,000 shares at a total cost of $96,253,000.

   Shares repurchased in conjunction with restricted stock vestings and option exercises are 9,000, 21,000 and 28,000 for 1999, 1998 and 1997, respectively at a total cost of $169,000, $455,000 and $607,000, respectively.

   Selective's ability to declare and pay dividends on common stock is affected by the ability of its insurance subsidiaries to declare and pay dividends to Selective under the regulatory limitations of the states in which the insurance subsidiaries are domiciled. All of the jurisdictions in which the insurance subsidiaries are domiciled, including New Jersey, New York, North Carolina and South Carolina regulate the payment of dividends.

   In all such jurisdictions, domestic insurers are prohibited from paying "extraordinary dividends" without approval of the insurance commissioner of the relevant state. In addition to the regulation of extraordinary dividends, New Jersey and South Carolina require notice to the relevant state regulatory authorities of the declaration of both ordinary and extraordinary dividends and distributions. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs or, in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

   Based on the 1999 statutory financial statements, the maximum dividends that can ultimately be paid to Selective in 2000 by Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina and Selective Insurance Company of New York are $26,314,000, $12,416,000, $3,870,000, $4,810,000 and
$3,639,000, respectively. The statutory capital and surplus of the insurance subsidiaries in excess of these ordinary dividend amounts must remain within the insurance subsidiaries in the absence of the approval of a request for an extraordinary dividend.

   The National Association of Insurance Commissioners ("NAIC") has risk-based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. At December 31, 1999 and 1998, all the Companies have an amount above the authorized control level RBC, as defined by the NAIC.

Note 11  Preferred Share Purchase Rights Plan

   On February 2, 1999, Selective's Board of Directors approved the amended and restated stockholder rights plan. The rights to purchase one two-hundredth of a share of Selective Series A Junior Preferred Stock at an exercise price of $80 are attached to all shares of Selective common stock and are exercisable ten days after an announcement that a person or group has acquired 15% or more of the common stock (Acquiring Person) or ten business days after a person commences or announces its intent to make a tender offer which would result in their acquiring 15% or more of the common stock (Acquiring Person). If a person or group becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase the number of Selective common shares having a market value of two times the exercise price of $80.

   If Selective is acquired in a merger, or 50% or more of its assets are sold, each right other than the rights of an Acquiring Person, will be exercisable to purchase shares of the acquiring company having twice the market value of the $80 exercise price.

   Before an Acquiring Person acquires 50% or more of the common shares, Selective's Board may exchange rights, other than the rights of an Acquiring Person, at an exchange ratio of one share of common stock per right. The rights expire February 2, 2009, unless Selective's Board redeems them at $.01 per right before a person or group triggers the plan or unless Selective's Board exchanges them for common stock.

Note 12 Reconciliation of Statutory To Generally Accepted Accounting Principles Financial Statements

   (a) The following is a reconciliation of the differences between the Statutory Financial Statements and the Generally Accepted Accounting Principles ("GAAP") Financial Statements:

(in thousands)                                   1999        1998        1997
--------------------------------------------------------------------------------
Combined insurance subsidiaries --
  statutory basis net income                   $61,686      50,223      70,652
Deferred policy acquisition costs                 (679)     11,664      14,960
Deferred Federal income taxes                    2,076        (422)     (4,689)
Net gains (losses) of subsidiaries               2,790        (304)     (1,474)
Other, net                                      (4,390)     (2,234)     (1,452)
                                               -------      ------      ------
Combined subsidiaries -- GAAP basis             61,483      58,927      77,997
Selective Insurance Group, Inc., net
  of intercompany equity eliminations           (7,766)     (5,357)     (8,389)
                                               -------      ------      ------
Consolidated financial statement --
  GAAP basis net income                        $53,717      53,570      69,608
                                               =======      ======      ======

(in thousands)                                           1999            1998
--------------------------------------------------------------------------------
Combined insurance subsidiaries --
  statutory surplus                                   $ 515,624         509,513
Deferred policy acquisition costs                       109,095         109,774
Deferred Federal income taxes                            13,131          (7,007)
Loss reserves                                            (1,080)          1,426
Net unrealized (losses) gains --
  debt securities, available-for-sale                   (18,381)         41,649
Nonadmitted assets                                       28,648          23,252
Net assets acquired                                      37,585           6,601
Other, net                                               15,710         (14,901)
                                                      ---------         -------
Combined subsidiaries -- GAAP basis                     700,332         670,307
Selective Insurance Group, Inc., net
  of intercompany equity eliminations                  (130,368)        (62,724)
                                                      ---------         -------
Consolidated financial statement --
  GAAP basis stockholders' equity                     $ 569,964         607,583
                                                      =========         =======

   (b) The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various states of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. The insurance subsidiaries do not utilize any permitted statutory accounting practices that materially affect the determination of statutory surplus or risk-based capital. Furthermore, the NAIC had a project to codify statutory accounting practices, which becomes effective for reporting periods beginning after January 1, 2001, and is expected to constitute the principal source of "prescribed" statutory accounting practices.

Note 13  Earnings per Share

   The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations of net income for the year ended:

(in thousands,                                      Income          Shares     Per Share
except per share amounts)                         (Numerator)   (Denominator)    Amount
----------------------------------------------------------------------------------------
1999

BASIC EPS
Net Income available to common stockholders         $53,717        27,081         $1.98
                                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Restricted stock                                         --           683
8.75% convertible subordinated debentures               355           873
Stock options                                          (127)          240
                                                    -------        ------
DILUTED EPS
Income available to common stockholders +
  assumed conversions                               $53,945        28,877         $1.87
                                                    =======        ======         =====
----------------------------------------------------------------------------------------

1998

BASIC EPS
Net Income available to common stockholders         $53,570        28,480         $1.88
                                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Restricted stock                                         --           534
8.75% convertible subordinated debentures               375           926
Stock options                                          (989)          472
                                                    -------        ------
DILUTED EPS
Income available to common stockholders +
  assumed conversions                               $52,956        30,412         $1.74
                                                    =======        ======         =====
----------------------------------------------------------------------------------------

1997

BASIC EPS
Net Income available to common stockholders         $69,608        28,909         $2.41
                                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Restricted stock                                         --           404
8.75% convertible subordinated debentures               396           971
Stock options                                           263           641
                                                    -------        ------
DILUTED EPS
Income available to common stockholders +
  assumed conversions                               $70,267        30,925         $2.27
                                                    =======        ======         =====

Note 14  Liability For Unpaid Claims And Claim Adjustment Expenses

   The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)                                       1999           1998         1997
----------------------------------------------------------------------------------------
Gross reserves for losses and loss expenses
  at beginning of year                           $ 1,193,274     1,161,169     1,189,793
Less reinsurance recoverable on unpaid losses
  and loss expenses at beginning of year             140,453       124,197       150,208
                                                 -----------     ---------     ---------
Net reserves for losses and loss expenses at
  beginning of year                                1,052,821     1,036,972     1,039,585
Provision for losses and loss expenses for
  claims occurring in the current year               600,793       510,319       471,337
Decrease in estimated losses and loss expenses
  for claims occurring in prior years                 (8,578)       (2,519)      (10,124)
                                                 -----------     ---------     ---------
                                                   1,645,036     1,544,772     1,500,798
                                                 -----------     ---------     ---------
Net losses and loss expenses paid for claims
  occurring during:
Current year                                         233,842       178,286       160,241
Prior years                                          328,115       313,665       303,585
                                                 -----------     ---------     ---------
                                                     561,957       491,951       463,826
                                                 -----------     ---------     ---------
Net reserves for losses and loss expenses
  at end of year                                   1,083,079     1,052,821     1,036,972
Reinsurance recoverable on unpaid losses and
  loss expenses at end of year                       192,044       140,453       124,197
                                                 -----------     ---------     ---------
Gross reserves for losses and loss expenses
  at end of year                                 $ 1,275,123     1,193,274     1,161,169
                                                 ===========     =========     =========

Note 15  Segment Information

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

   The underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Similarly, management of the investment portfolio is separate from the insurance underwriting segment and, therefore, has been classified as a segment. The Diversified Insurance Services business is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of medical managed care operations, professional employer organizational services, preferred provider organizational operations, software development and program administration services and the flood business managed by the Company for the National Flood Insurance Program. The segments' results are determined taking into account the net revenues generated in each of the businesses, less the costs of operation.

   In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

   The following summaries present revenues (net investment income and net realized gains (losses) in the case of the investments segment) and pre-tax income for the individual segments:

Revenue by segment

(in thousands)                                      1999       1998       1997
--------------------------------------------------------------------------------
Insurance Operations:
Commercial lines net premiums earned              $570,650    506,020    465,826
Personal lines net premiums earned                 228,415    216,972    210,442
                                                  --------    -------    -------
Total insurance operations                         799,065    722,992    676,268
Investments:
Net investment income                               96,531     99,196    100,530
Net realized gains (losses) on investments          29,377     (2,139)     6,021
                                                  --------    -------    -------
Total investments                                  125,908     97,057    106,551

Diversified Insurance Services                      46,653     14,100      8,236
                                                  --------    -------    -------
Total all segments                                $971,627    834,149    791,055
                                                  ========    =======    =======

Income or (loss) before Federal income tax by segment

(in thousands)                                    1999        1998        1997
Insurance Operations:
Commercial lines underwriting                  $ (47,625)   (32,871)    (13,305)
Personal lines underwriting                       (6,522)     7,885      10,283
                                               ---------     ------      ------
Total insurance operations                       (54,147)   (24,986)     (3,022)
Investments:
Net investment income                             96,531     99,196     100,530
Net realized gains (losses) on investments        29,377     (2,139)      6,021
                                               ---------     ------      ------
Total investments                                125,908     97,057     106,551

Diversified Insurance Services                     4,772      2,217         765
                                               ---------     ------      ------
Total all segments                                76,533     74,288     104,294
Interest expense                                  (9,460)    (9,409)     (9,592)
General corporate expenses                        (3,670)    (1,175)     (3,682)
                                               ---------     ------      ------
Income before Federal income tax               $  63,403     63,704      91,020
                                               =========     ======      ======

Note 16  Related Party Transactions

   Certain officers of Selective exercised stock options by giving Selective promissory notes ($992,000) in payment for the stock purchased. The Company's noninterest bearing notes are secured by shares of the Company's common stock. The promissory notes are full recourse and subject to certain employment requirements. At December 31, 1999, the outstanding principal amount was $485,000.

   In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by the Company. These officers gave Selective promissory notes ($1,773,000). The notes bear interest at 2.5% and are secured by the purchased shares of Selective's common stock. The promissory notes are full recourse and subject to certain employment requirements. At December 31, 1999, the principal amount outstanding was $1,590,000.

Note 17  Commitments and Contingencies

   (a) Reserves established for liability insurance continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the insurance subsidiaries have contained a more expansive exclusion for losses related to environmental claims. There are significant uncertainties in estimating the Company's exposure to environmental claims (for both cases and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues which arise in environmental cases include the determination of whether a case is one for a federal or state forum, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability and whether direct action against insurers can be maintained. Coverage issues which arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods.

   At December 31, 1999, the Company established a range of reasonably possible losses for known environmental exposures of approximately $12,000,000 to $47,000,000 on a gross basis, and $10,000,000 to $41,000,000, on a net basis. At
December 31, 1999, the Company's reserves for environmental claims amounted to $54,304,000 on a gross basis (including IBNR reserves of $23,663,000) and $48,504,000 (including IBNR reserves of $21,863,000) on a net basis. The Company's case reserves for known environmental claims, excluding IBNR, were $30,641,000 on a gross basis and $26,641,000 on a net basis in connection with 2,114 claims, including multiple claimants who are associated with the same site or incident. These claims involved about 1,424 lawsuits. Of the 2,114 total environmental claims, 1,700 claims are asbestos related, of which 1,119 involve only two insureds. One such insured manufactured asbestos-containing products, while the other supplied asbestos-containing products. The reserve associated with these two insureds amounted to $2,517,000 on a gross basis and $1,917,000 on a net basis. About 83 of the total environmental claims involve approximately 20 landfills. The landfill sites account for reserves of approximately $13,664,000 on a gross basis and $13,464,000 on a net basis. The remaining claims, which represent about $14,460,000 on a gross basis and $11,260,000 on a net basis, involve leaking underground storage tanks, air pollution, as well as other asbestos claims. Litigation costs associated with environmental claims have been significant, particularly for landfill claims.

   While the number of asbestos type claims has been increasing, these claims represent only 9% of the company's total environmental exposure as of December 31, 1999. The Company has also experienced a shift in its non-asbestos environmental exposure. The number of traditional environmental claims, such as landfill and leaking underground storage tank claims, has remained constant or in some cases has decreased, while the number of short-tail exposure claims such as oil truck spills and Exterior Insulation Finishing System ("EIFS") have increased. These claims tend to have lower litigation costs and generally can be settled in a shorter time frame than traditional environmental claims.

   IBNR reserve estimation is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. Moreover, normal historically-based actuarial approaches do not apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions.

   The Company has established a range of reasonably possible IBNR losses for non-environmental net claims at December 31, 1999, of approximately $424,000,000 to $531,000,000 and at December 31, 1998, of approximately $438,000,000 to $542,000,000. For each major product line of business, incurred and/or paid loss and loss expense projections were calculated using standard actuarial techniques on both an optimistic and pessimistic basis to construct an IBNR range for that product line. The overall range for non-environmental IBNR was selected based on statistical combinations of the ranges of the individual product lines. The Company's net IBNR reserves for non-environmental claims were $493,000,000 and $500,000,000 at December 31, 1999, and 1998, respectively.

   Based on the Company's aggregate reserve for net losses and loss expenses at December 31, 1999, the Company does not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on its future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from the Company's current estimates.

   The table on page 50 provides a roll-forward of the Company's gross and net environmental incurred losses and loss expenses and related reserves thereon. The total environmental claims net incurred losses and loss expenses for 1999 increased slightly when compared to 1998. The total environmental claims net incurred losses and loss expenses for 1998 increased by $1 million when compared to 1997. The increase was due to the greater number of new asbestos and non-asbestos related claims received during 1998.

   The following table provides a roll-forward of the Company's gross and net environmental incurred losses and loss expenses and related reserves thereon:

----------------------------------------------------------------------------------------------------------
(in thousands)                                     1999                  1998                 1997
----------------------------------------------------------------------------------------------------------
                                            Gross        Net       Gross       Net       Gross      Net
                                           ---------------------------------------------------------------
ASBESTOS
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  beginning of year                        $ 8,249      4,406      8,277      4,384      9,982      5,873
Incurred losses and loss expenses               33         33        219        269     (1,449)    (1,233)
Less losses and loss expenses paid            (182)      (182)      (247)      (247)      (256)      (256)
                                           -------     ------     ------     ------     ------     ------
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  end of year                              $ 8,100      4,257      8,249      4,406      8,277      4,384
                                           =======     ======     ======     ======     ======     ======

NON-ASBESTOS
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  beginning of year                        $45,879     43,922     46,458     44,851     53,421     44,530
Incurred losses and loss expenses            5,711      5,711      5,119      4,769       (887)     5,238
Less losses and loss expenses paid          (5,386)    (5,386)    (5,698)    (5,698)    (6,076)    (4,917)
                                           -------     ------     ------     ------     ------     ------
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  end of year                              $46,204     44,247     45,879     43,922     46,458     44,851
                                           =======     ======     ======     ======     ======     ======

TOTAL ENVIRONMENTAL CLAIMS
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  beginning of year                        $54,128     48,328     54,735     49,235     63,403     50,403
Incurred losses and loss expenses            5,744      5,744      5,338      5,038     (2,336)     4,005
Less losses and loss expenses paid          (5,568)    (5,568)    (5,945)    (5,945)    (6,332)    (5,173)
                                           -------     ------     ------     ------     ------     ------
Environmental reserves (including IBNR)
  for losses and loss expenses at the
  end of year                              $54,304     48,504     54,128     48,328     54,735     49,235
                                           =======     ======     ======     ======     ======     ======

   (b) The Company purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 1999, the Company had purchased such annuities in the amount of $10,765,000 for settlement of claims on a structured basis for which the Company is contingently liable. To the Company's knowledge, none of the issuers of such annuities have defaulted in its obligations thereunder.

   (c) The Company has not experienced any significant year 2000 problems to date and management does not expect any significant problems that would impair operations. However, due to the magnitude and complexity of the year 2000 issue, even the most conscientious efforts cannot guarantee that every problem was found and corrected.

   The Company has communicated to agents and policyholders that it will not cover Y2K losses, with the possible exception of certain losses involving property damage or bodily injury which cannot be quantified at this time. The Company is using the Insurance Services Office Y2K exclusionary endorsements on most new and renewal commercial lines policies. In addition, the Company's casualty excess of loss treaty was amended, effective July 1, 1998, to include as covered losses all Y2K losses aggregated as a single event, with protection totaling $38 million in excess of a $12 million retention. The coverage protects against any Y2K claim which is asserted in the 36 month period beginning on July 1, 1998.

   (d) The Company has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $7,933,000, $5,979,000 and $4,772,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

   In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 1999, the total future minimum rental commitments under noncancelable leases was $15,603,000 and such yearly amounts are as follows:

(in thousands)
--------------------------------------------------------------------------------
2000                                                                     $ 6,966
2001                                                                       4,671
2002                                                                       2,873
2003                                                                         737
2004                                                                         356
After 2004                                                                    --
                                                                         -------
Total minimum payment required                                           $15,603
                                                                         =======

Note 18  Acquisition of Wholly-Owned Subsidiaries

   On July 27, 1999, the Company acquired all of the net assets of Consumer Health Network Plus, LLC (formerly Consumer Health Network, Inc.), a nationally accredited preferred provider organization, for cash of $6,010,000 including the related acquisition costs. The acquisition has been accounted for using the purchase method of accounting, and included $4,633,710 of goodwill which is being amortized on a straight-line basis over 15 years. The amount of goodwill amortization for 1999 was $130,000.

   On July 21, 1999, the Company acquired all of the outstanding shares of Selective HR Solutions, Inc. (formerly Modern Employers, Inc.), a professional employer organization, for cash of $29,266,000 of which $5,816,000 was payable at December 31, 1999. The related acquisition costs associated with the acquisition totaled $692,000. The purchase agreement provides for future consideration up to $734,000 if certain financial criteria are met over the next year. As this consideration is incurred, it will be recorded as an increase in goodwill and amortized over the remaining life of the asset. The acquisition has been accounted for using the purchase method of accounting, and included approximately $28,693,000 of goodwill which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization for 1999 was $476,605.

   On December 8, 1998, the Company acquired all of the outstanding shares of PDA Software Services, Inc. (formerly, PDA, Inc.), a software developer which specializes in the insurance industry, for 311,673 shares of the Company's common stock valued at $6,644,000 including related acquisition costs. The acquisition has been accounted for using the purchase method of accounting and included approximately $4,805,000 of goodwill, which is being amortized on a straight-line basis over 24 years. The amount of goodwill amortization for 1999 was $200,000.

   On November 14, 1997, the Company acquired all of the net assets of Alta Services LLC (formerly MCSI/MRSI), a non-risk bearing managed care company, for cash of approximately $8,291,000 including the related acquisition costs. The purchase agreement provides for future contingent consideration of up to $10,000,000 if certain growth and profitability objectives are achieved through the year 2001. If these objectives are met, the additional consideration will be recorded as an increase in goodwill and amortized over the remaining life of the asset. The acquisition has been accounted for using the purchase method of accounting and included approximately $8,060,000 of goodwill, which is being amortized on a straight-line basis over nine years. The amount of goodwill amortization for 1999, 1998, and 1997 was $878,880, $878,880 and $150,000,
respectively.

   The operating results of all of the above acquisitions have been included in the consolidated statement of income from their respective date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of 1999, 1998, or 1997 rather than their respective acquisition dates, there would not have been a materially different result from the reported amounts in either of the 1999, 1998 or 1997 reporting years. Additionally, such pro forma amounts would not necessarily be indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999, 1998 or 1997.

Note 19  Federal Income Tax

   (a) A reconciliation of Federal income tax on pretax earnings at the corporate rate to the effective tax rate is as follows:

                                                  1999         1998        1997
--------------------------------------------------------------------------------
Corporate tax rate                                35.0%        35.0        35.0
Tax-exempt interest                               (16.5)       (15.8)      (10.9)
Dividends received deduction                      (3.4)        (3.5)       (1.5)
Other                                               .2           .2          .9
                                                  ----         ----        ----
Effective tax rate                                15.3%        15.9        23.5
                                                  ====         ====        ====

   (b) The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

(in thousands)                                                 1999       1998
--------------------------------------------------------------------------------
Deferred tax liabilities:
Deferred policy acquisition costs                           $ 38,183     38,421
Unrealized gains on securities, available-for-sale            41,297     61,558
Accelerated depreciation                                       4,449      3,562
Other                                                          5,435      4,664
                                                            --------     ------
Total deferred tax liabilities                                89,364    108,205
Deferred tax assets:
Net loss reserve discounting                                  65,220     64,956
Net unearned premiums                                         26,675     25,792
Self-insured employee benefit reserves                         2,085      1,954
Pension                                                        3,572      2,838
Other                                                          7,391      5,989
                                                            --------     ------
Total deferred tax assets                                    104,943    101,529
Valuation allowance recognized for deferred tax assets           550        550
                                                            --------     ------
Deferred Federal Income Tax                                 $ 16,129     (7,226)
                                                            ========     ======

Note 20  Fair Values of Financial Instruments

   The following table presents the carrying amounts which are included in the consolidated balance sheets and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998:

                                            1999                     1998
                                  ----------------------   ---------------------
                                   Carrying       Fair      Carrying      Fair
(in thousands)                      Amount        Value      amount       Value
--------------------------------------------------------------------------------
Financial assets:
Debt securities:
Held-to-maturity                  $  271,384     271,604     358,380     373,179
Available-for-sale                 1,122,786   1,122,786   1,075,276   1,075,276
Equity securities                    251,998     251,998     269,991     269,991
Other investments                     64,770      64,770      66,992      66,992

Financial liabilities:
8.77% Senior Notes                    54,000      55,322      54,000      60,666
7.84% Senior Notes                    21,428      21,388      28,572      30,257
                                  ----------   ---------   ---------   ---------
Notes payable                         75,428      76,710      82,572      90,923
Debentures                             6,157      14,908       6,219      17,942

Note 21  Supplemental Cash Flow Information

   The Company's non-cash investing and financing activities were as follows:

(in thousands)                                  1999         1998         1997
--------------------------------------------------------------------------------
Non-cash investing activity:
  Acquisitions:
     Fair value of assets acquired             44,571       12,546       10,612
     Cash paid or stock issued                (30,152)      (6,601)      (8,291)
                                              -------       ------       ------
     Liabilities assumed                       14,419        5,945        2,321

Non-cash financing activity:
  Conversion of convertible
    subordinated debentures                        62          626           67

QUARTERLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                                         FIRST QUARTER         SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER
(unaudited, in thousands,           --------------------------------------------------------------------------------------------
except per share data)                 1999        1998       1999        1998        1999       1998         1999       1998
--------------------------------------------------------------------------------------------------------------------------------
Net premiums written                $ 207,725    188,464    215,059     196,636     211,166     196,447     177,727     167,326
Net premiums earned                   193,028    172,556    196,454     177,552     199,663     186,388     209,921     186,496
Net investment income earned           23,473     25,108     23,455      24,080      23,756      23,604      25,847      26,404
Net realized gains (losses)             8,597      1,081     23,604       1,798      (1,160)        (91)     (1,664)     (4,927)
Diversified insurance services
    revenue                             8,882      3,010      7,613       3,271      14,592       3,967      15,566       3,852
Diversified insurance services
    net income                            397        157        242         528       1,611         413         706         330
Operating income (1,2,3)                8,435     15,253     12,272      12,442       2,690      12,991      11,225      14,275
Net income (2,3)                       14,023     15,956     27,615      13,610       1,935      12,932      10,144      11,072
Other comprehensive income (loss)     (10,592)    15,032    (22,365)       (195)    (12,920)     (7,207)      8,248      17,642
                                      -------     ------    -------        ----     -------      ------       -----      ------
Comprehensive income (loss)             3,431     30,988      5,250      13,415     (10,985)      5,725      18,392      28,714
NET INCOME PER SHARE:
Basic (2,3)                               .50        .55       1.00         .47         .07         .46         .38         .40
Diluted (2,3)                             .48        .50        .95         .44         .07         .43         .36         .38
Dividends to stockholders (4)             .14        .14        .15         .14         .15         .14         .15         .14
PRICE RANGE OF COMMON STOCK: (5)
High                                   21 3/4     28 5/8     21 1/2      29 1/4      22 1/2    23 15/16      19 5/8          23
Low                                    17 1/2     23 3/4     17 5/8      22 3/8      17 1/4     17 7/16      16 1/2    16 11/16
--------------------------------------------------------------------------------------------------------------------------------


(1.) Refer to the Glossary of Insurance Terms on page 60 of this report on Form
     10-K for definitions of specific terms.

(2.) Operating and net income for the first quarter of 1999 were reduced by $2.8 million, after reinsurance and taxes, due to higher losses incurred from unusual property damages and numerous winter storms.


(3.) Operating and net income for the third quarter of 1999 were reduced by $9.0 million, after reinsurance and taxes, due to higher losses incurred from weather related storms.

(4.) See note 5(b)(2) and note 10 to the consolidated financial statements and Financial Review for a discussion of dividend restrictions.

(5.) These ranges of high and low prices of the Company's common stock, as reported by The Nasdaq National Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 1, 1999, and ending February 29, 2000, was $14 5/8 to $22 1/2 and the last sale price on February 29, 2000, was $15 7/16.

GLOSSARY OF INSURANCE TERMS

AGENT (INDEPENDENT INSURANCE AGENT) -- an insurance consultant who recommends and markets insurance to individuals and businesses; usually represents several insurance companies. Insurance companies pay agents commission.

ALTERNATIVE MARKET -- any risk transfer mechanism where the customer assumes some or all financial responsibility for an insurable exposure.

CATASTROPHE LOSS -- a severe loss, usually involving many risks from one occurrence such as fire, hurricane, earthquake, windstorm, explosion and other similar events.

DIVERSIFIED INSURANCE SERVICES -- a strategic combination of various inter-related services that are closely associated with the insurance business and will allow for the Company as a whole to bring an integrated business solution to our customers by offering a broader array of products and services.

DIVIDENDS TO POLICYHOLDERS RATIO -- a measurement of dividends paid to workers' compensation policyholders to premiums earned.

GAAP COMBINED RATIO -- a measure of underwriting profitability determined by dividing the sum of all GAAP expenses (losses, loss adjustment expenses, underwriting expenses, and dividends to policyholders) by GAAP net premiums earned for the period.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") -- accounting practices set by the Financial Accounting Standards Board. Public companies follow these practices when preparing financial statements.

INCURRED BUT NOT REPORTED ("IBNR") RESERVES -- reserves for estimated losses which have been incurred by insureds but not yet reported to the insurer.

INVOLUNTARY COSTS -- insurance company costs incurred as a result of participating in state insurance pools (for example, workers' compensation). Insurance companies must participate in these pools as a condition of doing business in the state.

LOSS EXPENSES -- expenses incurred in the process of evaluating, defending and paying claims.

LOSS AND LOSS EXPENSE RATIO -- the ratio of net loss and loss expenses to net premiums earned.

LOSS AND LOSS EXPENSE RESERVES -- the amount of money an insurance company expects to pay for claim obligations and related expenses resulting from losses which have occurred that are covered by insurance policies it has sold.

MANAGED CARE -- a method of controlling health care costs by using a network of medical professionals to provide care consistent with cost-efficient guidelines and protocols.

OPERATING INCOME -- this measure of income differs from net income by the exclusion of net realized gains or losses. This measure is used by management and analysts to evaluate the profitability of recurring operations and is not intended to replace GAAP net income.

PREMIUMS EARNED -- earned premiums refer to premiums an insurance company has recorded as revenues during a specific accounting period. For example, a one-year policy sold January 1 would produce just three months' worth of "earned premium" in the first quarter of the year.

PREMIUMS WRITTEN -- the cost of insurance coverage, often described as "written." Written premiums refer to premiums for all policies sold during a specific accounting period.

REINSURANCE -- insurance coverage that insurance companies buy from reinsurance companies to limit their potential claim losses on a particular risk or on a group of risks. All or part of a policy can be reinsured, as can entire types of business. Reinsurance "spreads the risk" among a number of insurance companies, reducing the impact of losses on individual companies and thereby allowing them to provide more insurance than they otherwise would be able to sell.

RISK -- has two distinct and frequently used meanings in insurance. First, it can describe the chance that a claim loss will occur (similar to the commonly understood meaning of the work "risk"). Second, it can refer to the person or thing insured and is sometimes used as a synonym for "policyholder."

STATUTORY ACCOUNTING -- accounting practices prescribed or permitted by state insurance departments. Insurance companies follow these practices when preparing annual statements. Statutory accounting stresses evaluation of a company's solvency.

STATUTORY COMBINED RATIO -- a measurement commonly used within the property and casualty insurance industry to measure underwriting profit or loss. It is a combination of an underwriting expense ratio, a loss and loss expense ratio and dividends to policyholders ratio.

STATUTORY PREMIUMS TO SURPLUS RATIO -- a statutory measure of solvency risk that is calculated by dividing the net statutory premiums written for the year by the ending statutory surplus. For example, a ratio of 1.5:1 means that for every dollar of surplus, the Company wrote $1.50 in premiums.

STATUTORY UNDERWRITING EXPENSE RATIO -- measures the ratio of statutory underwriting expenses (salaries, commissions, premium taxes, etc.) to net premiums written.

STATUTORY SURPLUS -- the amount left after an insurance company's liabilities are subtracted from assets. Statutory surplus is not a figure based upon "generally accepted accounting principles" (GAAP). Rather, it is based upon "statutory" accounting practices prescribed or permitted by state and foreign insurance regulators.

TREATY REINSURANCE -- a contract between two insurance companies for sharing the insurance coverage for a group of risks.

UNDERWRITING -- the insurer's process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested, and determining the applicable premiums.

UNDERWRITING RESULT -- may be underwriting profit or underwriting loss and represents premiums earned less insurance losses and loss adjustment expenses and underwriting expenses (determined on a GAAP or statutory basis). Also referred to as GAAP underwriting result or statutory underwriting result. This measure of performance is used by management and analysts to evaluate the profitability of underwriting operations and is not intended to replace GAAP net income.

UNEARNED PREMIUMS -- the portion of a premium representing the unexpired amount of the contract term as of a certain date. For example, a one-year policy sold January 1 would record nine months of unearned premium after the first quarter of the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

   The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 1999 Annual Meeting of Stockholders, which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Candidates," "Continuing Directors" and "Notes to Table of Candidates and Continuing Directors" in the Proxy Statement, (ii) "Executive Compensation and Other Information -- Executive Officers of the Company" and
(iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART III


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


     (1) CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements of the Company listed below are included in Item 8. Financial Statements and Supplementary Data.

                                                                                                          Form 10-K
                                                                                                            Page

Consolidated Balance Sheets at December 31, 1999 and 1998 ..........................................       37-38

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 .............        39

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997        40

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 .........        41

Notes to Consolidated Financial Statements .........................................................       42-58


(2)      FINANCIAL STATEMENT SCHEDULES:

   The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                                                          Form 10-K
                                                                                                             Page
              Independent Auditors' Report...............................................................     63

Schedule I    Summary of Investments - Other than Investments in Related Parties at
              December 31, 1999..........................................................................     64

Schedule II   Condensed Financial Information of Registrant at December 31, 1999
              and 1998, and for the years ended December 31, 1999, 1998 and 1997.........................    65-67

Schedule III  Supplementary Insurance Information for the year ended
              December 31, 1999, 1998 and 1997...........................................................    68-70

Schedule IV   Reinsurance for the year ended December 31, 1999, 1998 and 1997............................     71

Schedule V    Allowance for Uncollectible Premiums and Other Receivables for the
              year ended December 31, 1999, 1998 and 1997................................................     72

Schedule VI   Supplemental Information for the year ended December 31, 1999, 1998
              and 1997...................................................................................     73

     (3) EXHIBITS:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

     (b) REPORTS ON FORM 8-K.

   The Company filed a current report on Form 8-K on February 2, 1999. The report included information with respect to the amended and restated rights plan of the registrant under Item 5, "Other Events."

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Selective Insurance Group, Inc.:


We have audited the consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP

New York, New York
February 3, 2000

                                                                      SCHEDULE I



          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999

================================================================================


Type of investment                              AMORTIZED COST         FAIR          CARRYING
($ in thousands)                                   OR COST            VALUE           AMOUNT
------------------------------------------------------------------------------------------------
DEBT SECURITIES:
Held-to-maturity:
      U.S.  government and government             $    8,415           8,420           8,415
      agencies
      Obligations of states and political            246,844         247,160         246,844
      subdivisions
      Mortgage-backed securities                      16,125          16,024          16,125
                                                  ----------       ---------       ---------
Total debt securities, held-to-maturity              271,384         271,604         271,384

AVAILABLE-FOR-SALE:
      U.S. government and government                 122,263         121,044         121,044
      agencies
      Obligations of states and political            439,167         434,338         434,338
      subdivisions
      Corporate securities                           493,951         484,044         484,044
      Asset-backed securities                         19,704          18,987          18,987
      Mortgage-backed securities                      66,082          64,373          64,373
                                                  ----------       ---------       ---------
Total debt securities, available-for-sale          1,141,167       1,122,786       1,122,786

EQUITY SECURITIES, AVAILABLE-FOR-SALE:
Common stocks:
      Public utilities                                 2,573           5,951           5,951
      Banks, trust and insurance companies            19,175          21,365          21,365
      Industrial, miscellaneous and all               93,878         224,682         224,682
      other
                                                  ----------       ---------       ---------
Total equity securities, available-for-sale          115,626         251,998         251,998
Short-term investments                                48,807          48,807          48,807
Other investments                                     15,963          15,963          15,963
                                                  ----------       ---------       ---------

Total investments                                 $1,592,947       1,711,158       1,710,938
                                                  ==========       =========       =========

                                                                     SCHEDULE II


                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                                 BALANCE SHEETS

================================================================================

                                                                      December 31,
($ in thousands, except share amounts)                           1999              1998
------------------------------------------------------------------------------------------
ASSETS

Equity securities, available-for-sale - at fair value
     (cost: $1,974 - 1999; $1,974 - 1998)                     $   2,118           2,145
Debt securities, available-for-sale - at fair value
     (amortized cost: $25,216-1998)                                  --          24,481
Short-term investments                                               --              90
Cash                                                                 71              26
Investment in subsidiaries                                      700,332         686,595
Current Federal income tax                                          441              --
Deferred Federal income tax                                       4,983           4,245
Other assets                                                     11,991          14,053
                                                              =========        ========
Total assets                                                  $ 719,846         731,635
                                                              =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible subordinated debentures                           $   6,157           6,219
Notes payable                                                    75,428          82,572
Short-term debt                                                  51,302          28,287
Current Federal income tax                                           --           2,981
Other liabilities                                                16,995           3,993
                                                              ---------        --------
Total liabilities                                               149,882         124,052
                                                              ---------        --------

Stockholders' equity
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 37,964,405-1999; 37,416,237-1998                         75,929          74,833
Additional paid-in capital                                       53,470          45,449
Retained earnings                                               514,477         477,118
Accumulated other comprehensive income                           76,694         114,323
Treasury stock - at cost (shares: 11,406,722-1999;
     8,892,335-1998)                                           (143,875)        (97,990)
Deferred compensation expense and notes receivable from
     stock sales                                                 (6,731)         (6,150)
                                                              ---------        --------
Total stockholders' equity                                      569,964         607,583
                                                              ---------        --------

Total liabilities and stockholders' equity                    $ 719,846         731,635
                                                              =========        ========

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 1999 Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                              STATEMENTS OF INCOME

================================================================================

($ in thousands)                                              1999          1998           1997
------------------------------------------------------------------------------------------------
REVENUES:
Dividends from subsidiaries                               $ 47,242         54,451         35,891
Net investment income earned                                   603          1,826          1,657
Realized (losses) gains                                       (339)            53             --
Miscellaneous income                                            93            125             34
                                                          --------        -------        -------
                                                            47,599         56,455         37,582
                                                          --------        -------        -------
Expenses:
Interest                                                     9,460          9,409          9,592
Other operating                                              3,716          1,151          4,244
                                                          --------        -------        -------
                                                            13,176         10,560         13,836
                                                          --------        -------        -------
Income before Federal income tax and equity in
     undistributed income of subsidiaries
                                                            34,423         45,895         23,746
                                                          --------        -------        -------

FEDERAL INCOME TAX BENEFIT:
Current                                                     (4,158)        (3,252)        (2,660)
Deferred                                                      (895)           (33)        (1,096)
                                                          --------        -------        -------
                                                            (5,053)        (3,285)        (3,756)
                                                          --------        -------        -------
Income before equity in undistributed income of
     subsidiaries, net of tax                               39,476         49,180         27,502
Equity in undistributed income of subsidiaries, net
     of tax                                                 14,241          4,390         42,106
                                                          --------        -------        -------
Net income                                                $ 53,717         53,570         69,608
                                                          ========        =======        =======

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 1999 Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                            STATEMENTS OF CASH FLOWS

================================================================================

($ in thousands)                                                               1999           1998           1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                  $ 53,717         53,570         69,608
                                                                            --------        -------        -------

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax                   (14,241)        (4,390)       (42,106)
Decrease (increase) in net Federal income tax                                 (4,318)         3,730         (2,357)
Net realized losses (gains) on investments                                       339            (53)            --
Other net                                                                     17,835        (11,925)         2,704
                                                                            --------        -------        -------
Net adjustments                                                                 (385)       (12,638)       (41,759)
                                                                            --------        -------        -------
Net cash provided by operating activities                                     53,332         40,932         27,849
                                                                            --------        -------        -------

INVESTING ACTIVITIES:
Purchase of other investments                                                (37,585)        (6,601)            --
Sale of equity securities, available-for-sale                                 24,879            551        (25,182)
                                                                            --------        -------        -------
Net cash used in investing activities                                        (12,706)        (6,050)       (25,182)
                                                                            --------        -------        -------

FINANCING ACTIVITIES:
Proceeds from short-term debt                                                 23,015         10,887         17,400
Principal payment on note payable                                             (7,143)        (7,143)        (7,143)
Dividends to stockholders                                                    (16,358)       (16,263)       (16,398)
Acquisition of treasury stock                                                (45,885)       (38,205)        (9,105)
Net proceeds from issuance of common stock                                     9,066         16,479         13,407
Increase in deferred compensation expense and notes receivable from stock sale
                                                                              (3,366)          (913)        (5,750)
                                                                            --------        -------        -------
Net cash used in financing activities                                        (40,671)       (35,158)        (7,589)
                                                                            --------        -------        -------

Net decrease in cash and short-term investments                                  (45)          (276)        (4,922)
Cash and short-term investments at beginning of year                             116            392          5,314
                                                                            --------        -------        -------
Cash and short-term investments at end of year                              $     71            116            392
                                                                            ========        =======        =======

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 1999 Form 10-K.

                                                                    SCHEDULE III


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1999

================================================================================


Segment                                                                               Amortiza-
                                                                                       tion
                                                                                        of
                         Deferred    Reserve for                          Losses     deferred      Other
                          policy      losses and                 Net     and loss     policy      operating       Net
                        acquisition      loss      Unearned    premiums  expenses   acquisition   expenses/     premiums
($ in thousands)           costs       expenses    premiums     earned   incurred     costs       income(1)     written
-------------------------------------------------------------------------------------------------------------------------
Commercial                $ 80,799      825,744     269,111    570,650    416,559     171,771      29,945        587,521

Personal                    28,296      257,335     111,959    228,415    175,656      60,154        (873)       224,156

Reinsurance
recoverable on unpaid
loss and loss expenses

                                --     192,044           --         --         --          --           --            --

Prepaid reinsurance
premiums                        --           --      32,531         --         --          --          --             --

Interest and general
corporate expenses              --           --          --         --         --          --      13,130             --
-------------------------------------------------------------------------------------------------------------------------
Total                     $109,095    1,275,123     413,601    799,065    592,215     231,925      42,202        811,677


NOTE: A meaningful allocation of net investment income of $96,531 and net realized gain on investments of $29,377 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

     (1) Other operating expenses includes $429 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. of the 1999 form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1998

================================================================================


Segment                                                                             Amortiza-
                                                                                      tion
                                                                                       of
                         Deferred    Reserve for                          Losses    deferred      Other
                          policy      losses and                 Net     and loss    policy      operating      Net
                        acquisition      loss      Unearned    premiums  expenses  acquisition   expenses/    premiums
($ in thousands)           costs       expenses    premiums     earned   incurred     costs       income(1)    written
-------------------------------------------------------------------------------------------------------------------------

Commercial               $ 81,034       801,687     252,240    506,020    352,863     154,484      31,544      524,571

Personal                   28,740       251,134     116,218    216,972    154,937      54,844        (694)     224,302

Reinsurance
recoverable on unpaid
loss and loss expenses         --       140,453          --         --         --          --          --           --

Prepaid reinsurance
premiums                       --            --      31,685         --         --          --          --           --

Interest and general
corporate expenses             --            --          --         --         --          --      10,584           --
-------------------------------------------------------------------------------------------------------------------------
Total                    $109,774     1,193,274     400,143    722,992    507,800     209,328      41,434      748,873


NOTE: A meaningful allocation of net investment income of $99,196 and net realized loss on investments of $2,139 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 1999 presentation.

     (1) Other operating expenses includes $674 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. of the 1999 form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1997

================================================================================


Segment                                            Amortiza-
                                                     tion
                                                      of
                                         Losses    deferred      Other
                             Net        and loss    policy     operating     Net
                           premiums     expenses  acquisition  expenses/   premiums
($ in thousands)            earned      incurred     costs      income(1)  written
--------------------------------------------------------------------------------------
Commercial              $    465,826     311,419    139,448      28,382    472,440

Personal                     210,442     149,794     45,935       4,312    245,178

Reinsurance
recoverable on unpaid
loss and loss expenses            --          --         --          --         --

Prepaid reinsurance
premiums                          --          --         --          --         --

Interest and general
corporate expenses                --          --         --      13,274         --
--------------------------------------------------------------------------------------
Total                   $    676,268     461,213    185,383      45,968    717,618


NOTE: A meaningful allocation of net investment income of $100,530 and net realized gain on investments of $6,021 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 1999 presentation.

     (1) Other operating expenses includes ($320) of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. of the 1999 form 10-K.

                                                                     SCHEDULE IV


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



($ in thousands)                                                                               % of
                                                   Ceded to     Assumed                       amount
                                       Gross         other     from other        Net         assumed
                                       amount      companies   companies        amount        to net
----------------------------------------------------------------------------------------------------
1999
Premiums earned:
Accident and health insurance              258           --           --           258           --
Property and liability insurance       856,041       78,177       20,943       798,807          2.6
                                    ----------    ---------   ----------     ---------       ------
Total premiums earned                  856,299       78,177       20,943       799,065          2.6
                                    ==========    =========   ==========     =========       ======

1998
Accident and health insurance              270           --           --           270           --
Property and liability insurance       780,572       79,089       21,239       722,722          2.9
                                    ----------    ---------   ----------     ---------       ------
Total premiums earned                  780,842       79,089       21,239       722,992          2.9
                                    ==========    =========   ==========     =========       ======

1997
Premiums earned:
Accident and health insurance              297           --           --           297           --
Property and liability insurance       739,647       84,384       20,708       675,971          3.1
                                    ----------    ---------   ----------     ---------       ------
Total premiums earned                  739,944       84,384       20,708       676,268          3.1
                                    ==========    =========   ==========     =========       ======

                                                                      SCHEDULE V


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
           ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================




($ in thousands)                        1999              1998             1997
--------------------------------------------------------------------------------
Balance, January 1                    $ 2,740            3,056            3,302

Additions                               2,476            1,996            2,331

Deletions                              (1,567)          (2,312)          (2,577)
                                      -------           ------           ------

Balance, December 31                  $ 3,649            2,740            3,056
                                      =======           ======           ======

                                                                     SCHEDULE VI


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================


                                                       Losses and loss
                                                           expenses
                                                     incurred related to
                                                   -----------------------

Affiliation with Registrant                           (1)            (2)        Paid losses
                                                    Current         Prior        and loss
($ in thousands)                                      year          years        expenses
------------------------------------------------------------------------------------------
Consolidated Property/Casualty Subsidiaries:

    Year ended December 31, 1999                $     600,793      (8,578)        561,957

    Year ended December 31, 1998                $     510,319      (2,519)        491,951

    Year ended December 31, 1997                $     471,337     (10,124)        463,826


NOTE: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.



By: /s/ David B. Merclean                   March 17, 2000
-------------------------------------------------------------
David B. Merclean,
Senior Vice President of Finance and Chief Financial Officer



By: /s/ Gregory E. Murphy                   March 17, 2000
-------------------------------------------------------------
Gregory E. Murphy
President and Chief Executive Officer

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ James W. Entringer                  March 17, 2000
-------------------------------------------------------------
James W. Entringer
Chairman of the Board


By: /s/ Gregory E. Murphy                   March 17, 2000
-------------------------------------------------------------
Gregory E. Murphy
President and Chief Executive Officer


By: /s/ David B. Merclean                   March 17, 2000
-------------------------------------------------------------
David B. Merclean,
Senior Vice President of Finance and Chief Financial Officer


By: /s/ Paul D. Bauer                       March 17, 2000
-------------------------------------------------------------
Paul D. Bauer
Director


By: /s/ A. David Brown                      March 17, 2000
-------------------------------------------------------------
David Brown
Director

By: /s/ William A. Dolan, II                March 17, 2000
-------------------------------------------------------------
William A. Dolan, II
Director


By: /s/ William C. Gray, D.V.M.             March 17, 2000
-------------------------------------------------------------
William C. Gray, D.V.M.
Director


By: /s/ C. Edward Herder                    March 17, 2000
-------------------------------------------------------------
C. Edward Herder
Director


By: /s/ William M. Kearns,Jr.               March 17, 2000
-------------------------------------------------------------
William M. Kearns, Jr.
Director


By: /s/ Joan M. Lamm-Tennant, Ph.D.         March 17, 2000
-------------------------------------------------------------
Joan M. Lamm-Tennant, Ph.D.
Director


By: /s/ S. Griffin McClellan, III           March 17, 2000
-------------------------------------------------------------
S. Griffin McClellan, III
Director


By: /s/ William M. Rue                      March 17, 2000
-------------------------------------------------------------
William M. Rue
Director


By: /s/ Thomas D. Sayles, Jr.               March 17, 2000
-------------------------------------------------------------
Thomas D. Sayles, Jr.
Director


By: /s/ J. Brian Thebault                   March 17, 2000
-------------------------------------------------------------
J. Brian Thebault
Director

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

10.2 Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

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

10.4a The Company's Stock Option Plan as revised on January 31, 2000, (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 33-22450).

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

10.9 Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan in Exhibit 10.8 above (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

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

10.12 The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended through November 1, 1991 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statment on Form S-8 No. 33-36368).

10.12a The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended through November 1, 1998 (incorporated herein by reference to Exhibit 10.12a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).


10.13 Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated herein by reference to Exhibits 4.1 to the Company's Registrationn Form S-8 No. 333-37501).

10.13a The Selective Insurance Group, Inc. Stock Option Plan II, as amended through July 28, 1998. (incorporated herein by reference to Exhibit 10.13a to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641)

*10.13b The Selective Insurance Group, Inc. Stock Option Plan II as amended January 31, 2000, filed herewith.

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

10.16e Employment Agreement with Thornton R. Land, dated September 1, 1993, as amended (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

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

10.16r   Amendment, dated October 31, 1998, to the Employment Agreement in
         Exhibit 10.16(i) above. (incorporated herein by reference to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16s Amendment, dated December 16, 1998, to the Termination Agreements between messrs. Entringer and Land and the Company in Exhibit 10.16(k) above. (incorporated herein by reference to Exhibit 10.16s to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16t   Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(l) above. (incorporated herein by reference to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16u   Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(m) above. (incorporated herein by reference to Exhibit 10.16u to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16v   Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(n) above. (incorporated herein by reference to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16w   Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(o) above. (incorporated herein by reference to Exhibit 10.16w to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16x Form of Termination Agreement, dated December 16, 1998, between Selective Insurance Company of America and David B. Merclean. (incorporated herein by reference to Exhibit 10.16x to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.16y   Amendment, dated December 16, 1998, to the Termination Agreement in
         Exhibit 10.16(x) above. (incorporated herein by reference to Exhibit 10.16y to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

*10.16z Form of Termination Agreement, dated September 27, 1999, between Selective Insurance Company of America and Ronald J. Zaleski.

10.16aa  Amendment, dated September 1, 1999 to the employment agreement in
         Exhibit 10.16(e) above (incorporated herein by reference to the company's Annual Report on Form 10-K for the year ended December 31, 19993, file No. 0-8641).

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

10.17b Property Catastrophe Excess of Loss Reinsurance Contract between various insurance and/or reinsurance companies and/or underwriting members of Lloyd's and Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina and Selective Insurance Company of New York. (incorporated herein by reference to Exhibit 10.17b to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

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

10.18    Casualty Reinsurance Contracts.

10.18a Casualty Excess of Loss Reinsurance Agreement between Selective Insurance Company of America, Selective Way Insurance Company, Selective Insurance Company of the Southeast, Selective Insurance Company of South Carolina, Selective Insurance Company of New York, and various insurance and/or reinsurance companies (Contract No. 3525-0090), (incorporated herein by reference to Exhibit 10.15g to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-8641).

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

10.24 Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.21 above.

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

*  11    Computation of earnings per share, filed herewith.

*  21    Subsidiaries of Selective Insurance Group, Inc., filed herewith.

*  23    Consent of the Independent Auditors, filed herewith.

*  27    Financial Data Schedule, filed herewith.