Form 10-Q
period 2000-03-31
SELECTIVE INSURANCE GROUP INC
filed 2000-05-15
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...March 31, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                      New Jersey                                                              22-2168890
-------------------------------------------------------               -----------------------------------------------------------
            State or other jurisdiction of                                       (I.R.S. Employer Identification No.)
            incorporation or organization)

                  40 Wantage Avenue
                Branchville, New Jersey                                                      07890
-------------------------------------------------------               -----------------------------------------------------
       (Address of principal executive offices)                                            (Zip Code)

                                  973 948-3000
            -------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $2 per share, outstanding as of April 28, 2000:             26,075,672

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets


                                                                                       Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,            December 31,
($ in thousands, except share amounts)                                                    2000                   1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
      (fair value:  $256,380-2000; $271,604-1999)                                    $        256,014                271,384
Debt securities, available-for-sale - at fair value
      (amortized cost:  $1,176,237-2000; $1,141,167-1999)                                   1,158,603              1,122,786
Equity securities, available-for-sale - at fair value
      (cost of:  $120,462-2000; $115,626-1999)                                                253,026                251,998
Short-term investments - (at cost which approximates fair value)                               19,067                 48,807
Other investments                                                                              15,942                 15,963
                                                                                       ----------------     ----------------
Total investments                                                                           1,702,652              1,710,938
Cash                                                                                            6,966                  8,588
Interest and dividends due or accrued                                                          21,820                 23,545
Premiums receivables                                                                          260,074                248,910
Other trade receivables                                                                        16,061                 15,488
Reinsurance recoverable on paid losses and loss expenses                                       13,426                  9,797
Reinsurance recoverable on unpaid losses and loss expenses                                    177,123                192,044
Prepaid reinsurance premiums                                                                   31,312                 32,531
Current Federal income tax                                                                      2,684                  4,417
Deferred Federal income tax                                                                    17,909                 16,129
Real estate, furniture, equipment, and software development                                    54,902                 54,558
Deferred policy acquisition costs                                                             112,271                109,095
Goodwill                                                                                       51,676                 52,001
Other assets                                                                                   35,340                 29,504
                                                                                       ----------------     ----------------
      Total assets                                                                   $      2,504,216              2,507,545
                                                                                       ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                   $      1,075,302              1,092,026
Reserve for loss expenses                                                                     179,953                181,782
Unearned premiums                                                                             425,517                413,601
Convertible subordinated debentures                                                             4,936                  6,157
Short-term debt                                                                                66,352                 51,302
Notes payable                                                                                  75,428                 75,428
Other liabilities                                                                             113,511                117,285
                                                                                       ----------------     ----------------
      Total liabilities                                                                     1,940,999              1,937,581
                                                                                       ----------------     ----------------
STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
      Issued: 38,353,517-2000; 37,964,405-1999                                                 76,707                 75,929
Additional paid-in capital                                                                     57,036                 53,470
Retained earnings                                                                             521,465                514,477
Accumulated other comprehensive income                                                         73,427                 76,694
Treasury stock - at cost (shares: 12,233,962-2000; 11,406,722-1999)                          (156,841)              (143,875)
Deferred compensation expense and notes receivable from stock sales                            (8,577)                (6,731)
                                                                                       ----------------     ----------------
      Total stockholders' equity                                                              563,217                569,964
                                                                                       ----------------     ----------------

      Total liabilities and stockholders' equity                                     $      2,504,216              2,507,545
                                                                                       ================     ================













See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                             Unaudited
                                                                           Quarter ended
                                                                              March 31
                                                             --------------------------------------
($ in thousands, except per share amounts)                            2000               1999
---------------------------------------------------------------------------------------------------
Revenues:
Net premiums written                                           $      212,961            207,725
Net increase in unearned premiums and prepaid
     reinsurance premiums                                             (13,135)           (14,697)
                                                                  --------------     --------------
Net premiums earned                                                   199,826            193,028
Net investment income earned                                           23,300             23,473
Net realized gains                                                      2,273              8,597
Diversified insurance services revenue                                 17,668              8,882
Other income                                                              780                725
                                                                  --------------     --------------

    Total revenues                                                    243,847            234,705
                                                                  --------------     --------------

Expenses:
Losses incurred                                                       127,787            125,534
Loss expenses incurred                                                 18,521             18,348
Policy acquisition costs                                               61,856             60,351
Dividends to policyholders                                              1,881              1,861
Interest expense                                                        2,708              2,162
Diversified insurance services expenses                                16,391              8,246
Other expenses                                                          2,126              1,529
                                                                  --------------     --------------
    Total expenses                                                    231,270            218,031
                                                                  --------------     --------------

Income before Federal income tax                                       12,577             16,674
                                                                  --------------     --------------

Federal income tax expense(benefit) :
Current                                                                 1,688              3,573
Deferred                                                                  (21)              (922)
                                                                  --------------     --------------
    Total Federal income tax expense                                    1,667              2,651
                                                                  --------------     --------------

Net income                                                     $       10,910             14,023
                                                                  ==============     ==============

Earnings per share:
    Basic                                                      $         0.43               0.50
    Diluted                                                    $         0.40               0.48
Dividends to stockholders                                      $         0.15               0.14





See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity

                                                            Unaudited                            Unaudited
                                                             March 31                             March 31
 ($ in thousands, except per share amounts)                    2000                                 1999
 ---------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                     $       75,929                               74,833
   Dividend reinvestment plan
     (shares:  19,128-2000; 15,690-1999)                             38                                   31
   Convertible subordinated debentures
     (shares: :  172,451-2000; 3,954-1999)                          345                                    8
   Stock purchase and compensation plans
     (shares: 197,533-2000; 238,607-1999)                           395                                  477
                                                            --------------                       --------------
   End of period                                                 76,707                               75,349
                                                            --------------                       --------------

Additional paid-in capital:
   Beginning of year                                             53,470                               45,449
   Dividend reinvestment plan                                       255                                  258
   Convertible subordinated debentures                              864                                   11
   Stock purchase and compensation plans                          2,447                                3,389
                                                            --------------                       --------------
   End of period                                                 57,036                               49,107
                                                            --------------                       --------------

Retained Earnings:
   Beginning of year                                            514,477                              477,118
   Net income                                                    10,910            10,910             14,023             14,023
   Cash dividends to stockholders ($.15
      per share-2000; $.14 per share-1999)                       (3,922)                              (3,946)
                                                            --------------                       --------------
   End of period                                                521,465                              487,195
                                                            --------------                       --------------

Accumulated other comprehensive income:
   Beginning of year                                             76,694                              114,323
   Other comprehensive income-decrease in net
     Unrealized gains, net of deferred income tax effect         (3,267)           (3,267)           (10,592)           (10,592)
                                                            --------------     -------------     --------------      ------------
   End of period                                                 73,427                              103,731
                                                            --------------                       --------------
               Comprehensive income                                                 7,643                                 3,431
                                                                               =============                         ============

Treasury stock:
   Beginning of year                                           (143,875)                             (97,990)
   Acquisition of treasury stock
     (shares: 827,240-2000; 693,915-1999)                       (12,966)                             (13,392)
                                                            --------------                       --------------
   End of period                                               (156,841)                            (111,382)
                                                            --------------                       --------------

Deferred compensation expense and notes receivable from
stock sales:
   Beginning of year                                             (6,731)                              (6,150)
   Deferred compensation expense                                 (2,531)                              (3,048)
   Amortization of deferred compensation expense and
   amounts received on notes                                        685                                  588
                                                            --------------                       --------------
   End of period                                                 (8,577)                              (8,610)
                                                            --------------                       --------------

Total stockholders' equity                               $      563,217                              595,390
                                                            ==============                       ==============









See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                   Unaudited
($ in thousands)                                                                         Three months ended March 31,
                                                                                              2000               1999
                                                                                              ----               ----
OPERATING ACTIVITIES
Net Income                                                                             $        10,910             14,023
                                                                                          --------------     --------------
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                                 (3,632)             9,903
Net increase in unearned premiums and prepaid reinsurance premiums                              13,135             14,698
Federal income tax                                                                               1,712              2,573
Depreciation and amortization                                                                    3,891              2,339
Increase in premiums receivables                                                               (11,164)           (15,770)
Increase in other trade receivables                                                               (573)              (946)
Increase in deferred policy acquisition costs                                                   (3,176)            (4,380)
Decrease in interest and dividends due or accrued                                                1,725                371
Increase in reinsurance recoverable on paid losses and loss expenses                            (3,629)            (1,857)
Net realized gains on investments                                                               (2,273)            (8,597)
Other- net                                                                                      (6,058)           (11,643)
                                                                                          --------------     --------------
Net adjustments                                                                                (10,042)           (13,309)
                                                                                          --------------     --------------
Net cash provided by operating activities                                                          868                714
                                                                                          --------------     --------------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                (64,606)           (75,323)
Purchase of equity securities, available-for-sale                                              (10,863)            (2,840)
Purchase of other investments                                                                      (38)               (31)
Purchase adjustments of Selective HR Solutions, Inc.                                            (5,816)                 -
Sale of debt securities, available-for-sale                                                     11,030             22,026
Redemption and maturities of debt securities, held-to-maturity                                  15,354             29,685
Redemption and maturities of debt securities, available-for-sale                                18,571              3,018
Sale of equity securities, available-for-sale                                                    8,309             11,646
Proceeds from other investments                                                                     57                103
Decrease in net payable for security transactions                                                 (218)           (11,279)
Net additions to real estate, furniture, equipment and software development                     (2,817)            (1,841)
                                                                                          --------------     --------------
Net cash used in investing activities                                                          (31,037)           (24,836)
                                                                                          --------------     --------------

FINANCING ACTIVITIES
Dividends to stockholders                                                                       (3,922)            (3,946)
Acquisition of treasury stock                                                                  (12,966)           (13,392)
Proceeds from short-term debt                                                                   15,050              1,505
Net proceeds from dividend reinvestment plan                                                       293                289
Net proceeds from stock purchase and compensation plans                                          2,842              3,866
Increase in deferred compensation expense and amounts received on notes
     receivable from stock sales                                                                (2,490)            (2,996)
                                                                                          --------------     --------------
Net cash used in financing activities                                                           (1,193)           (14,674)
                                                                                          --------------     --------------

Net decrease in short-term investments and cash                                                (31,362)           (38,796)
Short-term investments and cash at beginning of year                                            57,395             58,836
                                                                                          --------------     --------------
Short-term investments and cash at end of year                                         $        26,033             20,040
                                                                                          ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period
for:
Interest                                                                               $         3,479              3,028
Federal income tax                                                                                   -                  -
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                1,221                 28





See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

            The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the "Company") for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.          RECLASSIFICATIONS

            Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

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

4.          SEGMENT INFORMATION

            The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments which are Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, investments are evaluated based on after-tax investment returns, and Diversified Insurance Services . The insurance segment is evaluated based on GAAP underwriting results, and the diversified insurance operations are evaluated based on results of operations in accordance with Generally Accepted Accounting Principals ("GAAP"). The underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Similarly, management of the investment portfolio is separate from the insurance underwriting segment and, therefore, has been classified as a segment. The Diversified Insurance Services business is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of medical managed care operations, professional employer organization operations, preferred provider organization operations, software development and program administration operations, the flood business managed by the Company for the National Flood Insurance Program and income from alternative market affiliation programs. The segments' results are determined taking into account the net revenues generated in each of the businesses, less the costs of operation.
            In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

            The following summaries present revenues (net investment income and net realized gains (losses) in the case of the investments segment) and pre-tax income for the individual segments:

                           Revenue by segment


                                                                        Unaudited, Quarter ended
                                                                                March 31,
--------------------------------------------------------------------------------------------------

($ in thousands)                                                        2000             1999
--------------------------------------------------------------------------------------------------

INSURANCE OPERATIONS:
Commercial lines net premiums earned                              $    145,879          136,772
Personal lines net premiums earned                                      53,947           56,256
                                                                     -----------       -----------
Total insurance operations revenues                                    199,826          193,028

INVESTMENTS:
Net investment income                                                   23,300           23,473
Net realized gains on investments                                        2,273            8,597
                                                                     -----------      ------------
Total investment revenues                                               25,573           32,070


DIVERSIFIED INSURANCE SERVICES REVENUES                                 17,668            8,882
                                                                     -----------      ------------

TOTAL REVENUES ALL SEGMENTS                                        $   243,067          233,980
                                                                     ===========      ============





Income or (loss) before Federal income tax by segment


                                                                        Unaudited, Quarter ended
                                                                                March 31,
---------------------------------------------------------------------------------------------------

($ in thousands)                                                        2000              1999
---------------------------------------------------------------------------------------------------

INSURANCE OPERATIONS:
Commercial lines underwriting                                     $     (8,217)          (13,882)
Personal lines underwriting                                             (2,344)              643
                                                                    ------------       ------------
Underwriting loss, before Federal income tax                           (10,561)          (13,239)

INVESTMENTS:
Net investment income                                                   23,300            23,473
Net realized gains on investments                                        2,273             8,597
                                                                     ------------      ------------
Total investment income,before Federal income tax                       25,573            32,070

DIVERSIFIED INSURANCE SERVICES:

Income before federal income tax                                         1,277               636
                                                                     ------------      ------------

Total all segments                                                      16,289            19,467

Interest expense                                                        (2,708)           (2,162)

General corporate expenses                                              (1,004)             (631)
                                                                     ------------      ------------

Income before Federal income tax                                  $     12,577            16,674
                                                                     ============      ============


    5.      REINSURANCE

            The following is a table of assumed and ceded amounts by income statement caption:

                                                                   Unaudited, Quarter ended March 31,
------------------------------------------------------------------------------------------------------
($ in thousands)                                                         2000                1999
------------------------------------------------------------------------------------------------------
Premiums written:
Assumed (1)                                                       $       4,803               7,803
Ceded                                                                   (21,272)            (18,204)

Premiums earned:
Assumed(1)                                                                3,438               6,659
Ceded                                                                   (22,491)            (19,347)

Losses incurred:
Assumed(1)                                                                  476               4,420
Ceded                                                                   (18,039)            (14,386)

Loss expenses incurred:
Assumed(1)                                                                  239                 621
Ceded                                                                      (576)                (45)

            (1) Assumed business has declined when compared with the prior year due to a decrease in involuntary commercial automobile plans.


FORWARD-LOOKING STATEMENTS

Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and our diversified insurance services and banks, and the trend toward self-insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds, our ability to obtain rate increases and to retain business; the performance of our independent insurance agencies; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including, but not limited to the Annual Report on Form 10-K, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References to the "Company" and to "Selective" mean Selective Insurance Group, Inc. and its consolidated subsidiaries, collectively.

RESULTS OF OPERATIONS

The following discussion is a comparison of First Quarter Ended March 31, 2000 ("First Quarter 2000") to First Quarter Ended March 31, 1999 ("First Quarter 1999").

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments and Diversified Insurance Services (formerly called Fee-For-Service Operations). All segments are evaluated based on their underwriting or operating results, which are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). For an additional description of these accounting policies, refer to Note 1 to the Company's

Consolidated Financial Statements on pages 41 through 43 of the 1999 Annual Report on Form 10-K for the year ended December 31, 1999. See note 4 to the March 31, 2000 Unaudited Consolidated Financial Statements on page 6 of this report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

Insurance Operations Segment


                                                                      Unaudited, Quarter ended
                                                                           March 31, 2000
($ in thousands)                                                       2000               1999
---------------------------------------------------------------------------------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                                           $       212,961            207,725
                                                                   =============      =============
Net premiums earned                                                    199,826            193,028
Losses and loss expenses incurred                                      146,308            144,214
Net underwriting expenses incurred                                      62,198             60,192
Dividends to policyholders                                               1,881              1,861
                                                                   -------------      -------------
Underwriting  loss                                             $       (10,561)           (13,239)
                                                                   -------------      -------------
GAAP RATIOS:
Loss and loss expense ratio                                              73.2%               74.7
Underwriting expense ratio                                               31.1%               31.2
Dividends to policyholders ratio                                          1.0%                1.0
                                                                   -------------      -------------
Combined ratio                                                          105.3%              106.9
                                                                   =============      =============

Net premiums written for First Quarter 2000 were up approximately $5 million, or 3% to $213 million, including $49 million in net new business, when compared to the same period one year ago. The new business written was partially offset by;
i) a decrease in involuntary personal automobile premiums of $4 million transferred to a servicing carrier and ii) a reduction in premiums of approximately $4 million in New Jersey personal automobile due to the 15% rate rollback mandated by the New Jersey Automobile Insurance Cost Reduction Act (AICRA).

The combined ratio decreased 1.6 points to 105.3%, for First Quarter 2000. The ratio of losses and loss expenses incurred to net premiums earned decreased 1.5 points for First Quarter 2000 to 73.2% compared to the same period one year ago. In the First Quarter 2000 weather-related catastrophes added only 0.4 points to the loss ratio compared with 2.2 points for the same period one year ago.

The underwriting expense ratio decreased to 31.1% for First Quarter 2000 when compared to the same period one year ago. Overall, productivity in First Quarter 2000, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $462,000, down slightly from $472,000 for First Quarter 1999.

Commercial Lines Underwriting


                                                                     Unaudited, Quarter ended
COMMERCIAL LINES                                                          March 31, 2000
($ in thousands)                                                      2000              1999
-------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                                           $      162,064           149,063
                                                                   ============      ===========
Net premiums earned                                                   145,879           136,772
Losses and loss expenses incurred                                     105,343           101,772
Net underwriting expenses incurred                                     46,872            47,021
Dividends to policyholders                                              1,881             1,861
                                                                   ------------      -----------
Underwriting loss                                              $       (8,217)          (13,882)
                                                                   ------------      -----------
GAAP RATIOS:
Loss and loss expense ratio                                              72.2    %         74.4
Underwriting expense ratio                                               32.1    %         34.4
Dividends to policyholders ratio                                          1.3    %          1.4
                                                                   ------------      -----------
Combined ratio                                                          105.6    %        110.2
                                                                   ============      ===========

Commercial Lines Underwriting, which consists of six strategic business units ("SBUs"), accounted for approximately 76% of net premiums written during First Quarter 2000. Net premiums written increased $13 million, or 9%, for First Quarter 2000 compared to the same period in 1999. These increases were reflected in the performance of all commercial SBUs and included $37 million in net new business for First Quarter 2000, compared to $42 million for the same period one year ago. The Company's ability to continue growing its book of business going forward is affected by competitive forces in the marketplace as we implement price increases on an account-by-account basis, with larger increases targeted at under-performing business. The commercial lines pricing environment appears to be improving as the market has stabilized and pricing is moving upward. In the First Quarter of 2000, the Company increased its renewal premium year over year approximately 8%, of which about 5 to 6 % represented pure price increases. For the month of April our renewal premium increased about 12% of which 8% was pure price increases. The Company expects to meet its preliminary goal of an 8% pure price increase as we move into the second and third quarter of 2000. We expect the benefit of price increases will begin impacting our results in the second half of 2000 and continue into 2001.

For First Quarter 2000, the Commercial Lines combined ratio decreased 4.6 points to 105.6% when compared to the same period one year ago. The lower combined ratio reflects a decrease in the loss and loss expense ratio of 2.2 points due primarily to lower weather-related catastrophe losses in the First Quarter 2000. In the First Quarter 2000 weather-related catastrophes added only 0.4 points to the loss ratio compared with 2.8 points for the same period one year ago.

The underwriting expense ratio decreased 2.3 points to 32.1% for First Quarter 2000. Lower expense levels for First Quarter 2000 reflected: i) decreases in premium taxes and assessments of approximately 0.6 points primarily due to non-recurring charges in the First Quarter 1999; ii) a net decrease in the commission ratio of 0.3 points, due primarily to lower profit sensitive commissions; and iii) other expenses increased at rates less than our 3% net premiums written growth rate.

Personal Lines Underwriting



                                                                     Unaudited, Quarter ended
PERSONAL LINES                                                             March 31, 2000
 ($ in thousands)                                                       2000             1999
-------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                                            $        50,897           58,662
                                                                     ===========      ===========
Net premiums earned                                                      53,947           56,256
 Losses and loss expenses incurred                                       40,965           42,442
 Net underwriting expenses incurred                                      15,326           13,171
Underwriting (loss) or gain                                              (2,344)             643
                                                                     -----------      -----------
GAAP RATIOS:
Loss and loss expense ratio                                                75.9  %          75.4
Underwriting expense ratio                                                 28.4  %          23.4
                                                                     -----------      -----------
Combined ratio                                                            104.3  %          98.8
                                                                     ===========      ===========

Personal Lines Underwriting net premiums written decreased $8 million, or 13 %, for First Quarter 2000 when compared with the same period in 1999. Net premiums written included net new business written of $12 million in First Quarter 2000 compared with $20 million one year ago. This new business reflects the expansion efforts in Personal Lines in states outside of New Jersey offset by decreasing new business within New Jersey. Premiums written in New Jersey, for the First Quarter 2000, were reduced by approximately $4 million due to the 15% rate rollback mandated by the New Jersey auto reform legislation effective March 1999. Premiums written declined by an additional $4 million due to outsourcing New Jersey involuntary auto business to a third party carrier. In March 1999, the New Jersey Automobile Insurance Cost Reduction Act (AICRA) became effective and provided for a statewide average premium reduction of 15%. In September 1999, the Company's plan to reduce medical costs, as allowed under AICRA was approved by the state. The Company currently estimates the cost savings from the reform law to be in the 4 - 5% range which do not offset the mandatory 15% reduction. The Company continues to expect the combined ratio for the New Jersey Personal Automobile line of business to be in the range of 105 - 109% by the end of 2000.

The Personal Lines SBU combined ratio was 104.3% for First Quarter, up 5.5 points from First Quarter 1999. This increase was primarily due to an increase in the underwriting expense ratio for personal lines of 5 points. Underwriting expenses are increasing while net premiums earned are decreasing, adversely affecting this ratio. Underwriting expenses included an additional $0.4 million of fees paid to the third party carrier for New Jersey involuntary automobile premiums.

The UEZ Program requires New Jersey auto insurers to write, at the Company's voluntary rate levels, an amount of urban auto insurance proportionate to their voluntary market share which is currently estimated at 3.1% for Selective. Net premiums written under the involuntary UEZ program were $3 million for both First Quarter 2000 and 1999. By June 1999, the Company had fully met its UEZ obligation by writing approximately 7,000 policies. The Company is also required to write "Liability-only" policies under the UEZ program and the Company's New Jersey liability rates charged are not sufficient to offset the higher claim frequency experienced by this business. Policies in the UEZ program tend to have a higher proportion of liability only polices than the voluntary personal automobile lines of business. The combined ratio for the involuntary business is substantially worse than our voluntary lines of business. The Company does not believe it will be assigned additional UEZ policies before 2001.

The excess profits law in New Jersey sets a maximum profit level on personal automobile insurance. Under New Jersey regulations, an insurer's excess profits earned on direct insurance written in New Jersey on private passenger automobiles, as determined pursuant to an actuarial formula set forth in applicable regulations ("NJ Excess Profits"), are subject to refund or credit to policyholders. A NJ Excess Profits calculation must be made by an insurer for this purpose and submitted to the New Jersey Department of Banking and Insurance each year for the three-year period including the year for which the calculation is done and the two calendar years immediately preceding such year. For the period ended December 31, 1999, the Company did not incur an obligation to make an excess profit premium refund. The premium reductions imposed by the recently required New Jersey AICRA, the apparent lack of equivalent cost savings in the law, and the effect of policy assignments the Company was required to take pursuant to the state's UEZ law, will diminish the likelihood of a future excess profits refund. Nevertheless, due to the excess profits calculation formula, it is possible the Company could incur a refund obligation for the period ending December 31, 2000.


DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                                       Unaudited, Quarter ended March
                                                                                  31, 2000
------------------------------------------------------------------------------------------------------
 ($ in thousands)                                                            2000             1999
------------------------------------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                                          $        2,597            1,927
Income Before Federal Income Tax                                                471              360
MEDICAL COST CONTAINMENT
     Managed Care
     Net Revenue                                                              1,711            1,871
     Income Before Federal Income Tax                                           397              410
     Preferred Provider Organization
     Net Revenue                                                              1,389              N/A
     Income Before Federal Income Tax                                            32              N/A
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                                                   7,125              N/A
Income Before Federal Income Tax                                                298              N/A
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net Revenue                                                                   4,542            5,084
Loss Before Federal Income Tax                                                   (1)            (134)
OTHER
Net Revenue                                                                     304              N/A
Income Before Federal Income Tax                                                 80              N/A
TOTAL
Net Revenue                                                                  17,668            8,882
Income Before Federal Income Tax                                              1,277              636
Net Income                                                                      795              396
Return on Net Revenue                                                           4.5              4.5



Diversified Insurance Services businesses generated $17.7 million of revenue and $0.8 million of net income for the First Quarter 2000, compared with $8.9 million of revenue and $0.4 million of net income for the same period one year earlier. The Company expects continued, revenue growth in this segment (approximately $85 million for the year) and increased opportunities for these businesses working together with the Insurance Operations. The segment generated a return on net revenue of 4.5% for the quarter ended March 31, 2000, consistent with the prior year, but still below our annual target of 5%.

We intend to continue to focus our Diversified Insurance Services businesses on revenue growth, geographic expansion and inter-business marketing opportunities. During the First Quarter of 2000, the Company began marketing, through independent insurance agents, a product that combines Professional Employer Organizational ("PEO") services and commercial lines insurance coverages. This represents a unique way to address many risk management and human resources issues that our small to mid-sized business customers face.

Flood Insurance

Selective is a servicing carrier for the National Flood Insurance Program. The Company provides a market for flood insurance to its agents and also has flood-only appointments with about 2,600 agents across the country. The premiums collected by the Company are ceded 100% to the federal government. As a servicing carrier, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. During the first quarter of 2000, the Company had direct premiums written of $7.6 million, a 32.5% increase as compared to the same period one year ago, which increased pre-tax net income $247,000. This increase was partially offset by increased expenses due to start-up costs associated with Flood Connect LLC. In addition to the underwriting fees, the Company receives fees for handling claims. Together these fees generated $2.6 million of revenue and $0.5 million in pre-tax profit for this unit for the First Quarter 2000.

During the fourth quarter of 1999 the Company established a separate entity, FloodConnect,LLC, which was created to roll out nationally an internally developed flood policy processing system during the fourth quarter of 2000. As of the end of the first quarter, the scheduled roll out of this system remains on target. The system will eliminate the need for the Company to purchase policy support from an outside vendor, and it will also enable FloodConnect to provide policy processing support for other Flood servicing carriers, thus creating an opportunity for additional program administration revenues.


Medical Cost Containment - Alta Services and Consumer Health Network

Alta Services, LLC ("Alta") manages workers' compensation and automobile medical claims for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses and employer groups. Alta bears no underwriting risk and offers a full array of medical cost containment services. Alta provides a broad range of medical claims services to Selective's insurance operations including first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and repricing. The goal of Alta's program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible. In addition, Alta also provides medical services to other insurers. Recently, Alta has become a leading medical claim management vendor for medical programs under New Jersey's AICRA. During the first quarter of 2000, Alta generated revenue of $1.7 million compared with $1.9 million in the same period of 1999 which resulted in pre-tax net income of $0.4 million in both the First Quarter 2000 and 1999.

Consumer Health Network ("CHN") is a preferred provider organization ("PPO"), which develops networks of medical providers and leases these networks to insurers, large employers, third party administrators, unions and other entities that pay medical claims. In return for bringing the medical providers patients, the PPO negotiates discounts for its customers. CHN has expanded its network providers from 38,000 at acquisition to 43,500 locations as of the end of the first quarter 2000 in its initial three key operating territories (New Jersey, New York, and Connecticut). Network expansion will continue to be a major initiative at CHN. The costs associated with these efforts have reduced return on revenue margins in the first quarter of 2000. CHN generated $1.4 million in revenue and $32,000 in pre-tax net income during the First Quarter 2000.

Going forward, both Alta and CHN will focus on expanding their businesses by entering into new states where Selective has a major presence, starting with Pennsylvania. Also, as Selective HR Solutions (see below) enters New Jersey and other key Selective territories, both Alta and CHN will have new business opportunities to manage the day-to-day medical needs of the employees of Selective HR Solution's business customers. This is an example of the vertical integration synergies made possible by Selective's business model.
Alta also oversees SelecTech, LLC ("SelecTech") which generates fees by providing third party administrative services to self-insured accounts. Self-insured businesses often need insurance services, such as managed care and other claim handling programs, and loss control that would otherwise be provided by an insurer.


Professional Employer Organization - Selective HR Solutions

The PEO provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation to small or mid-sized business. A PEO, by the nature of its product package, provides a very high level of day-to-day services to its customers, which the Company believes, will be attractive to small business owners. The Company believes that small to mid-sized businesses will begin demanding new and better solutions to many of their operational problems. The PEO concept provides an answer to many problems employers face from hiring and retaining good employees, to providing competitive benefits, to eliminating administrative and compliance burdens that keep the business owners from focusing on their core operations.

Selective HR Solutions provides the Company and its distribution force access to a product line that complements Selective's traditional commercial insurance package. As independent agents write insurance for about 70% of the small business (those with 25 or less employees) insurance market, the Company believes it can successfully market the PEO product in its operating territories through its agents. The Company will steadily introduce the PEO product in its operating territories throughout 2000 and 2001, building on existing agent/business owner relationships. As stated above, introducing the PEO product in New Jersey will also generate business opportunities for Alta and CHN. Selective HR Solutions will also begin using an Internet-enabled payroll and benefits management system in 2000, which is expected to further improve efficiency and service levels. In the First Quarter of 2000, Selective HR Solutions generated $7.1 million in revenue and $0.3 million in pre-tax net income.

Software Development and Program Administration  -- PDA Software Services, Inc.

Technology is driving efficiencies and new operational opportunities that the insurance industry can benefit from by substantially reducing paper, excessive processing, and transaction costs. Selective has already made a significant resource commitment to technology, which was accentuated further by its acquisition of PDA Software Services, Inc. ("PDA") in late 1998. PDA has assisted in the development of the Company's automated claim and flood processing systems. In addition, PDA is also the leading vendor of administrative services to the federal government's Women, Infants and Children ("WIC") nutritional program administered by the states. Currently, PDA administers the WIC program in 12 states.

PDA incurred a pre-tax loss of $1,000 in the First Quarter 2000, attributable to the amortization of goodwill incurred at the acquisition of PDA and retention bonuses as compared to a pre-tax loss of $134,000 during the same period a year ago. The retention bonuses will continue as charges against income through 2002. Revenues for First Quarter 2000 were $4.5 million, compared with $5.1 million for First Quarter 1999.


Investments Segment

Net investment income earned after tax for First Quarter 2000 of $23 million, decreased almost 1% or $0.2 million compared with First Quarter 1999. This decrease resulted from: 1) redemptions and maturities of higher yielding debt securities reinvested at lower fixed income yields currently available in the marketplace; and 2) a decrease in available cash due to cash used for the Company's stock repurchase program. The Company had a 4.4% annualized after-tax investment yield for First Quarter 2000, consistent with the same period in 1999. Net realized gains for First Quarter 2000 decreased $6 million to $2.3 million. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

Federal Income Taxes

Total Federal income tax expense decreased by $1 million to $2 million for First Quarter 2000. The decrease reflects lower capital gains recognized for the quarter. The Company's effective tax rate was 13.3% for First Quarter 2000, compared with 15.9% for First Quarter 1999. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. ("The Parent") is an insurance holding company whose principal assets are its investments in its insurance and diversified insurance services subsidiaries. As an insurance holding company, The Parent meets its cash requirements through dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements, and proceeds from the sales of the Company's common stock and debt. The Parent's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. As of March 31, 2000, the Company had repurchased a total of 5.7 million shares at a total cost of $109 million under the program, of which 0.8 million shares were repurchased during First Quarter 2000 at a total cost of $13 million. The Company is continuing its stock repurchase program, and from March 31, 2000 through May 2 repurchased 0.4 million shares at a total cost of $7 million. In total, since 1996, the Company has repurchased 6.0 million shares for $116 million at an average price per share of $19.16.

At March 31, 2000, there was $66 million of short-term debt outstanding under the three lines of credit that the Company has available, compared with $51 million at December 31, 1999. The increase in the outstanding balance of $15 million was due to borrowings to fund the repurchase of our stock. The weighted average interest rate on these borrowings was 6.4% and 5.3% for the respective periods. On May 4, 2000, the Company successfully completed a private placement bond offering in the amount of $91.5 million. The offering consisted of two tranches: a five year average life tranche of $30 million at 8.63%; and an eight year average life tranche of $61.5 million at 8.87%. The proceeds were used to pay down the short-term debt and for general corporate expenses.

For First Quarter 2000 and First Quarter 1999, cash provided by operating activities was $0.9 million and $0.7 million respectively. The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation program and principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

Total assets declined 0.1%, or $3 million, from December 31, 1999 to March 31, 2000. The decrease was due to a reduction in reinsurance recoverable on unpaid losses and loss expense of $15 million driven by a decrease in losses ceded to the National Flood Insurance Program ("NFIP") of $21 million. (1999 reinsurance recoverable on unpaid losses and loss expenses included $24 million of ceded flood losses due to Hurricane Floyd ). This decrease was offset by increases in total receivables of $12 million primarily due to the increased premium volume.

The increase in total liabilities of 0.2%, or $3 million, from December 31, 1999 to March 31, 2000 was mainly attributable to an increase in unearned premium reserves of $12 million due primarily to the increase in premiums written and the increase in short term debt of $15 million. These increases were partially offset by a decrease of $20 million in reserves for loss and loss expenses driven by the decrease in NFIP reserves for Flood noted above.

YEAR 2000

Many currently installed computer systems and software products use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that were not "Year 2000" ("Y2K") compliant may have read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction. As a result, prior to the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effect associated with such compliance. Through May 2000, the Company did not experience Y2K related business disruptions internally or as a result of its dealings with suppliers or service providers.

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

As of May 5, 2000, the Company has not received any Y2K claims.


RECENT LEGISLATION AND COMPETITION WITH BANKS

On November 4, 1999, the Financial Services Modernization Act of 1999 (the "Act") was adopted and signed into law by the President on November 12, 1999. The Act permits banks to engage in non-banking, financial service businesses, including the sale and underwriting of insurance. The act repeals provisions of federal law which historically prohibited banks from engaging in the insurance business. The act also subjects banks' insurance activities to state insurance regulation. While the impact on the Company of the Act is uncertain, we may face additional insurance sales and underwriting competition from banks as a result of the Act. The Company already faces potential competitive risks from banks, because banks have acquired insurance agencies in states where we sell insurance, including some important Selective agencies. We believe that some banks could implement business strategies for operating their insurance agencies that differ from strategies we think are critical to successful independent agent distribution of insurance products . If those banks were to acquire Selective agencies we may have to replace those insurance agencies. As a result of the Act, banks will also be able to underwrite property and casualty insurance and could compete directly with us by selling their insurance products directly through insurance agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in the information about market risk set forth in the Company's Annual Report on Form 10-K.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective's Annual Meeting of Stockholders was held on May 5, 2000. At the Annual Meeting, A. David Brown, William M. Kearns, Jr., S. Griffin McClellan III and J. Brian Thebault were were elected as directors to serve for a term of three years and until their successors are elected and qualified. Votes cast and withheld for the election of directors were as follows:

                                                 Votes for           Votes withheld
                                               -------------       ------------------
          A. David Brown                        20,371,512             1,158,941

          William M. Kearns, Jr.                20,409,459             1,120,994

          S. Griffin McClellan III              20,351,281             1,179,172

          J. Brian Thebault                     20,444,653             1,085,800

The directors whose terms of office continued after the Annual meeting are: Paul
D. Bauer, William A. Dolan II, William C. Gray, C. Edward Herder, Joan M. Lamm-Tennant, Gregory E. Murphy, William M. Rue and Thomas D. Savles.

At the Annual meeting amendments to the Company's Stock Compensation Plan for Nonemployee Directors intended to (i) permit nonemployee directors to elect to receive up to 50% of their compensation under the plan for services as a director in cash for each calendar year, (ii) to eliminate from the plan the requirement that all participants receive compensation only in shares of common stock and (iii) to extend the term of the plan from December 31, 2007 to December 31, 2010 were approved as follows:

                             For            Against            Abstain
                           ------         -----------        -----------
              Votes      17,446,309        5,823,821           260,323

At the Annual meeting amendments to the Company's Stock Option Plan for Directors intended to (i) extended the term of the plan for an additional ten years and (ii) increase by 450,000 the number of shares of common stock reserved for issuance under the plan to an aggregate of 850,000 shares were approved as follows:

                             For            Against            Abstain
                           ------         -----------        -----------
              Votes      15,535,802        5,601,499           393,152

No other matters were voted on at the Annual meeting.


ITEM 5.  OTHER INFORMATION

Gregory E. Murphy, President and Chief Executive Officer, was named to the additional post of Chairman of the Board at the organizational meeting that immediately followed the Company's Annual meeting on May 5, 2000. Gregory E. Murphy succeeds James W. Entringer, who after eight years of service has retired from the Board of Directors of Selective Insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       The exhibits required by Item 601 of Regulation S-K are listed in the
       Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed during the period covered by this report.

SELECTIVE INSURANCE GROUP, INC.


                                INDEX TO EXHIBITS



Exhibit No.
-----------


10.16ab Termination Agreement, dated March 1, 2000, between Selective Insurance Company of America and Edward Pulkstenis, filed herewith.

11            Statement Re: Computation of Per Share Earnings, filed herewith.

27            Financial Data Schedule, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT




By: /s/ Dale A. Thatcher                                                               May 11, 2000

----------------------------------------------------------------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance and Chief Financial Officer




By: /s/ Gregory E. Murphy                                                              May 11, 2000

----------------------------------------------------------------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer