Form 10-K405/A
period 1999-12-31
SELECTIVE INSURANCE GROUP INC
filed 2000-06-19
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/405/A

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended... December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

         For the transition period from ____________to____________.

Commission file number 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                     22-2168890
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

     40 Wantage Avenue, Branchville, New Jersey           07890
      (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code:           (973)  948-3000
Securities registered pursuant to Section 12(b) of the Act::  None
Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
         8 -3/4% Convertible Subordinated Debentures due January 1, 2008
                                (Title of class)

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

                                     PART I

ITEM 1.  BUSINESS.

   EXPLANATORY NOTE - THIS INFORMATION IS BEING FILED IN FORM 10-KA SOLELY TO DELETE THE PHRASE "$38 MILLION SHARE" IN REFERENCE TO THE COMPANY'S BUY-BACK PROGRAM ON PAGE 18.

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

   The following table shows the distribution of net premiums written, in the Company's insurance business, by state for the periods indicated:

                                                    Year Ended December 31,
WRITTEN PREMIUM DISTRIBUTION BY STATE             1999       1998        1997
--------------------------------------------------------------------------------
New Jersey                                        46.2%      51.5%       58.5%
Pennsylvania                                      12.2       11.2        10.9
New York                                          10.1        9.0         7.7
Maryland                                           6.3        5.6         5.0
Virginia                                           5.0        5.0         4.5
South Carolina                                     4.0        5.1         4.4
Illinois                                           2.9        2.1         1.1
North Carolina                                     2.4        2.6         2.4
Georgia                                            2.3        2.3         2.1
Ohio                                               1.9        0.8         0.1
Delaware                                           1.8        2.1         2.6
Indiana                                            1.7        1.0         0.3
Wisconsin                                          1.4        0.8         0.2
Other States                                       1.8        0.9         0.2
Total                                            100.0%     100.0%      100.0%

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

                                  Simple
                                  Average
                                  of All
                                  Periods
                                  Presented    1999    1998    1997    1996     1995    1994   1993(2)    1992    1991    1990
------------------------------------------------------------------------------------------------------------------------------
CERTAIN COMPANY RATIOS (1):
Loss %                              59.6%      65.0    59.9    56.8    60.6     60.4    60.6     60.3     58.2    56.6    57.9
Loss expense                        11.0        9.4    10.3    11.4    10.8     10.8    11.1     11.5     11.3    11.3    12.5
Underwriting expense                33.3       30.5    32.2    31.2    30.8     29.4    31.6     35.5     37.0    38.3    36.1
Policyholders' dividends             1.1        0.8     0.7     0.7     0.7      1.0     1.0      1.2      1.3     1.5     1.6
Combined ratio (3)                 105.0      105.7   103.2   100.1   102.9    101.6   104.3    108.5    107.9   107.6   108.0
Growth (decline) in net
premiums written                     6.0        8.1     4.4     3.7    (8.6)     8.5    14.8      8.9     13.0     3.8     2.9
CERTAIN INDUSTRY RATIOS (1)(4):
Loss                                66.7       64.8    63.3    60.3    65.4     65.7    68.1     66.7     74.7    68.5    69.4
Loss expense                        13.0       13.5    12.9    12.5    12.9     13.2    13.0     12.8     13.4    12.6    12.9
Underwriting expense                26.7       28.1    27.3    27.1    26.4     26.3    26.0     26.3     26.6    26.4    26.0
Policyholders' dividends             1.3        1.1     1.5     1.7     1.1      1.4     1.3      1.1      1.2     1.3     1.2
Combined ratio (3)                 107.6      107.5   105.0   101.6   105.8    106.5   108.5    106.9    115.7   108.8   109.6
Growth in net premiums written       3.3        2.3     1.7     2.8     3.4      3.6     3.8      6.2      2.0     2.4     4.5
COMPANY FAVORABLE
(UNFAVORABLE) TO INDUSTRY:
Combined ratio                       2.6        1.8     1.8     1.5     2.9      4.9     4.2     (1.6)     7.8     1.2     1.6
Growth in net premiums written       2.7        5.8     2.7     0.9   (12.0)     4.9    11.0      2.7     11.0     1.4    (1.6)

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

   INSURANCE OPERATIONS SEGMENT

                                     Unaudited twelve months ended December 31,
($ in thousands)                              1999        1998       1997
------------------------------------------------------------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                        $811,677     748,873   717,618
                                            ========   =========  =========
Net premiums earned                          799,065     722,992    676,268
Losses and loss expenses incurred            592,215     507,800    461,213
Net underwriting expenses incurred           254,315     234,849    213,222
Dividends to policyholders                     6,682       5,329      4,855
                                            --------   ---------  ---------
Underwriting  loss                          $(54,147)    (24,986)    (3,022)
                                            --------   ---------  ---------
GAAP RATIOS:
Loss and loss expense ratio                     74.1%       70.2       68.2
Underwriting expense ratio                      31.8%       32.5       31.5
Dividends to policyholders ratio                 0.9%        0.7        0.7
                                            --------   ---------  ---------
Combined ratio                                 106.8%      103.5      100.3
                                            ========   =========  =========

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

   COMMERCIAL INSURANCE SUMMARY

                                                          Unaudited Twelve months ended
          COMMERCIAL LINES                                         December 31,
         ($ in thousands)                                 1999         1998        1997
         --------------------------------------------------------------------------------
         GAAP INSURANCE OPERATION RESULTS
         Net premiums written                          $ 587,521      524,563     472,460
                                                       =========    =========   =========
         Net premiums earned                             570,650      506,020     465,826
         Losses and loss expenses incurred               416,559      352,863     311,301
         Net underwriting expenses incurred              195,035      180,699     162,975
         Dividends to policyholders                        6,682        5,329       4,855
                                                       ---------    ---------   ---------
         Underwriting loss                             $ (47,625)     (32,871)    (13,305)
                                                       ---------    ---------   ---------
         GAAP RATIOS:
         Loss and loss expense ratio                        73.0%        69.7        66.8
         Underwriting expense ratio                         34.2%        35.7        35.0
         Dividends to policyholders ratio                    1.1%         1.1         1.0
                                                       ---------    ---------   ---------
         Combined ratio                                    108.3%       106.5       102.8
                                                       =========    =========   =========

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

                                                                                  GAAP
         COMMERCIAL STRATEGIC BUSINESS UNIT               Net        Net      Underwriting   Statutory
         HIGHLIGHTS                                     Premiums   Premiums      Income      Combined
                                                        Written     Earned       (Loss)      Ratio (1)
         ($ IN THOUSANDS)
         ---------------------------------------------------------------------------------------------
         All commercial SBUs                   1999    $ 587,521    570,650     (47,625)      107.3%
                                               1998      524,563    506,020     (32,871)      106.2
                                               1997      472,460    465,826     (13,305)      103.6

         Contractors                           1999      227,979    216,665     (22,507)      109.3
                                               1998      195,494    184,076     (18,997)      109.8
                                               1997      168,161    163,404      (9,070)      105.0

         Mercantile and Service                1999      156,944    154,411     (10,804)      106.0
                                               1998      148,954    143,330      (9,685)      106.4
                                               1997      135,235    135,163      (3,985)      102.9

         Community Services and                1999       79,089     80,100         107        99.1
         Organizations                         1998       70,786     76,075      (1,509)      102.7
                                               1997       74,068     79,689      (3,094)      104.5

         Habitational and Recreational         1999       62,003     60,576      (9,216)      114.1
                                               1998       56,890     54,543      (3,447)      105.7
                                               1997       51,860     49,106        (598)      100.6

         Manufacturing and Processing          1999       49,198     46,391      (5,880)      111.6
                                               1998       39,893     36,059      (2,274)      105.3
                                               1997       31,731     29,511        (296)      100.4

         Bonds                                 1999       12,308     12,507         675        95.8
                                               1998       12,546     11,937       3,041        76.1
                                               1997       11,405      8,953       3,738        57.6

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

   PERSONAL LINES INSURANCE SUMMARY

                                                          Unaudited Twelve months ended
         PERSONAL LINES                                            December 31,
         ($ in thousands)                                 1999         1998        1997
         --------------------------------------------------------------------------------
         GAAP INSURANCE OPERATION RESULTS
         Net premiums written                          $ 224,156      224,310     245,178
                                                       =========    =========   =========
         Net premiums earned                             228,415      216,972     210,442
          Losses and loss expenses incurred              175,656      154,937     149,912
          Net underwriting expenses incurred              59,281       54,150      50,247
         Underwriting (loss) or gain                      (6,522)       7,885      10,283
                                                       ---------    ---------   ---------
         GAAP RATIOS:
         Loss and loss expense ratio                        76.9%        71.4        71.2
         Underwriting expense ratio                         26.0%        25.0        23.9
         Combined ratio                                    102.9%        96.4        95.1
                                                       =========    =========   =========

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

   Personal lines net premiums written decreased slightly in 1999, when compared with 1998. The Company's seven-state expansion program, which generated $11 million in additional premiums was mostly offset by a $12 million decline in New Jersey automobile primarily due to the rate rollback, a decrease of $19 million and growth in UEZ business an increase of $8 million.

         PERSONAL LINES HIGHLIGHTS             Net         Net            GAAP           Statutory
                                               Premiums    Premiums    Underwriting      Combined
         ($ IN THOUSANDS)                      Written     Earned     Income(Loss)(1)   Ratio(1)(2)
         ------------------------------------------------------------------------------------------
         Total Personal Lines SBU      1999   $ 224,156    228,415        (6,522)          102.6%
                                       1998     224,310    216,972         7,885            97.1
                                       1997     245,178    210,442        10,283            94.1

         Automobile                    1999     190,666    195,878        (9,658)          104.7
                                       1998     190,215    186,897          (178)          100.9
                                       1997     223,047    187,656         4,044            96.9

         Homeowners                    1999      27,084     26,094         2,858            87.5
                                       1998      27,489     23,466         5,837            76.4
                                       1997      15,647     16,079         3,987            72.8

         Other                         1999       6,406      6,443           278            37.3
                                       1998       6,606      6,609         2,226            37.4
                                       1997       6,484      6,707         2,252            69.3

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

   After eliminating approximately 270 underperforming agencies between 1994-1996, the Company believes it has the premier agency distribution force and agency relationships in the property and casualty industry. The Company's strong agency relationships start with providing a broad range of products, superior service, in both underwriting and claims, stable markets and consistent underwriting standards. The Company has competitive commission schedules and agents can earn additional commissions of up to 17% of their direct premiums written under the Company's agency profit sharing plan. The Company's local staff maintains a high level of communication with agents. Senior management also interacts frequently with agents through a variety of channels. These include annual agency meetings in the Company's operating territories; annual Producer Council meetings where leading local agents discuss with management how the Company can improve its product offerings, customer service and overall efficiency; and, an annual agency strategy meeting where a group of agents from the Company's operating territories advise management as corporate strategies and key initiatives are developed.

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

   REINSURANCE

   The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered ("treaty reinsurance"), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured ("facultative reinsurance") and limits ("automatic facultative reinsurance"). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

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

   ANALYSIS OF NET LOSS AND LOSS EXPENSE DEVELOPMENT

($ in millions)        1989     1990     1991      1992      1993      1994      1995       1996       1997       1998       1999
-----------------------------------------------------------------------------------------------------------------------------------
Gross reserves for
unpaid losses and
loss expenses at
December 31          $ 622.8    669.2    731.5     870.2     917.7     999.4    1,120.1    1,189.8    1,161.2    1,193.3    1,275.1

Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31          $(100.5)   (87.0)   (91.9)   (132.6)   (114.0)   (111.5)    (121.4)    (150.2)    (124.2)    (140.5)    (192.0)

Net reserves for
unpaid losses and
loss expenses at
December 31          $ 522.3    582.2    639.6     737.6     803.7     887.9      998.7    1,039.6    1,037.0    1,052.8    1,083.1

Net reserves
estimated as of:
One year later       $ 523.8    585.7    634.3     734.8     801.0     900.6      989.5    1,029.5    1,034.5    1,044.2
Two years later        528.2    583.1    626.3     732.5     790.0     899.5      977.6    1,028.1    1,024.8
Three years later      523.8    577.0    626.5     718.7     788.5     894.9      974.4    1,020.5
Four years later       520.3    581.2    626.8     716.5     782.9     894.7      965.2
Five years later       523.7    583.6    625.3     717.3     780.3     892.2
Six years later        529.7    582.8    627.1     716.4     778.9
Seven years later      530.0    585.7    626.8     714.0
Eight years later      531.4    586.4    625.9
Nine years later       533.1    585.6
Ten years later        534.1
Cumulative
redundancy
(deficiency)         $ (11.8)    (3.4)    13.7      23.6      24.8      (4.3)      33.5       19.1       12.1        8.6
                     =======    =====    =====     =====     =====     =====      =====    =======    =======    =======

Cumulative amount
of net reserves
paid through:
One year later       $ 158.2    174.5    183.7     219.5     224.6     259.4      280.4      303.6      313.7      328.1
Two years later        264.5    288.1    308.8     352.3     382.3     443.4      481.6      519.6      531.1
Three years later      335.8    371.7    391.3     451.4     497.7     573.7      628.0      674.7
Four years later       385.8    422.5    447.7     517.2     567.4     661.3      722.2
Five years later       413.7    452.0    481.4     556.3     611.1     716.0
Six years later        430.0    472.8    502.6     580.6     642.8
Seven years later      443.5    487.0    516.0     600.4
Eight years later      452.6    496.3    529.7
Nine years later       460.2    506.0
Ten years later        468.8

The following table reconciles the difference between GAAP and statutory loss and loss expense reserves:

         RECONCILIATION OF STATUTORY TO GAAP LOSS RESERVES
         ($ in thousands)                                        1999           1998          1997
         --------------------------------------------------------------------------------------------
         Statutory reserves (1)                              $ 1,064,624      1,034,036     1,018,284

         Adjustment for funds withheld (2)                        17,375         17,375        17,375
         Provision for uncollectible reinsurance                   1,080          1,410         1,313
                                                             -----------    -----------   -----------

         GAAP net reserve for loss and loss adjustment         1,083,079      1,052,821     1,036,972
         expenses

         Reinsurance recoverable on unpaid loss and loss
         adjustment expenses                                     192,044        140,453       124,197
                                                             ===========    ===========   ===========

         GAAP gross reserves for loss and loss adjustment
         expenses                                            $ 1,275,123      1,193,274     1,161,169
                                                             ===========    ===========   ===========

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


                             ENVIRONMENTAL CLAIMS ACTIVITY

                                                             1999      1998      1997
         ------------------------------------------------------------------------------
         ASBESTOS RELATED CLAIMS (1)
         Claims at beginning of year                         1,665     1,723     1,715
         Claims received during year                           569       597       323
         Claims closed during year                            (534)     (655)     (315)
                                                           -------    ------    ------
         Claims at end of year                               1,700     1,665     1,723
                                                           =======    ======    ======
         Average net loss settlement on
         closed claims                                     $   141       148       526


         NON-ASBESTOS RELATED CLAIMS (1)
         Claims at beginning of year                           407       337       306
         Claims received during year                           411       291       232
         Claims closed during year                            (404)     (221)     (201)
                                                           -------    ------    ------
         Claims at end of year                                 414       407       337
                                                           =======    ======    ======
         Average net loss settlement on closed claims      $ 6,688    22,772    19,855

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

                               SICA      497%
                               SWIC      641%
                               SISE      591%
                               SISC      593%
                               SINY      581%

DIVERSIFIED INSURANCE SERVICES SEGMENT

         FOR THE YEAR ENDED DECEMBER 31,
         ($ in thousands)                                       1999         1998         1997
         ---------------------------------------------------------------------------------------
         FLOOD INSURANCE
         Net Revenue                                         $ 10,665        8,004        5,802
         Pre-tax Profit                                         3,297        1,902        1,239
         MEDICAL COST CONTAINMENT
         Net Revenue                                            5,874        6,096        2,434
         Pre-tax Profit (Loss)                                    895          315         (474)
         PROFESSIONAL EMPLOYER ORGANIZATION
         Net Revenue                                           11,262            -            -
         Pre-tax Profit                                           980            -            -
         PREFERRED PROVIDER ORGANIZATION
         Net Revenue                                            1,964            -            -
         Pre-tax Profit                                           253            -            -
         SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
         Net Revenue                                           16,888            -            -
         Pre-tax Profit (Loss)                                   (653)           -            -
         TOTAL
         Net Revenue                                           46,653       14,100        8,236
         Pre-tax Profit                                         4,772        2,217          765
         After Tax Profit                                       2,948        1,440          495
         Return on Net Revenue                                    6.3%        10.2          6.0

   Our Diversified Insurance Services businesses generated $47 million of revenue and $3 million of after-tax profit for the year ended December 31, 1999. The Company expects continued, strong revenue growth in this segment and increased opportunities for these businesses working together and with the Insurance Operations. The segment generated a return on net revenue of 6.3% for the year ended December 31, 1999, compared to 10.2% one year ago. The decrease in return is due to a higher percentage of the revenue being generated by the PEO which generated a lower profit margin, the additional investments being made to grow these businesses, and the operating loss generated by PDA. The Company completed two key acquisitions in 1999; Selective HR Solutions (formerly Modern Employer, Inc.) a professional employer organization (PEO) that offers human resource administration services and risk managements products and services to small and mid-sized businesses; and Consumer Health Network, Plus (CHN), a preferred provider network, that offers medical services to insurance companies and other businesses. Refer to the "Diversified Insurance Services Regulation" in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   The Company concluded that medical claim management was such a critical element of claim handling that it purchased Alta -- formerly MRSI/MCSI -- in November 1997. Alta provides a broad range of medical claims services to Selective including first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and repricing. The goal of Alta's program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible.

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

   Net investment income earned, after taxes, decreased modestly in 1999 to $75 million compared to $77 million in 1998. Net investment income earned before taxes declined in 1999 to $97 million from $99 million in 1998. The level of investment income was negatively impacted by: (i) lower yields on the reinvested proceeds from maturities and redemptions of $309 million during 1999 and 1998;
(ii) the use of cash to purchase common shares of the Company (totaling $46 million in 1999 and $38 million in 1998); and (iii) cash acquisitions of diversified insurance services businesses. During 1999, the Company purchased
2.5 million shares of our stock, compared to 1.8 million in 1998, through a buy-back program. We believe this to be an efficient use of excess capital and an enhancement to shareholder value. The interest rates currently available in the marketplace have been lower than the average yield on the Company's debt securities portfolio. Therefore, the growth of investment income is expected to be highly dependent on increases in investment assets, resulting from the addition of new cash generated from operations.

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

ITEM 11.

EXPLANATORY NOTE - THIS INFORMATION IS BEING FILED SOLELY IN FORM 10-KA TO CORRECT FOOTNOTE NUMBER 5 TO THE SUMMARY COMPENSATION TABLE.



                  EXECUTIVE COMPENSATION AND OTHER INFORMATION
                           SUMMARY COMPENSATION TABLE

The following table shows, for the fiscal years ending December 31, 1999, 1998, and 1997, the compensation, paid or accrued for those years, to the Chairman, the President and Chief Executive Officer, and each of the four most highly compensated executive officers of the Company who served as executive officers during fiscal year 1999. (See footnote 1.)

                                      Annual Compensation                  Long-Term Compensation Awards
Name                                                                                                All Other
and                                                                   Restricted      Securities    Compen-
Principal                                                             Stock           Underlying    sation(4)
Position                       Year    Salary($)(1)    Bonus($)(2)    Awards($)(3)    Options/     SARs(#)($)
-------------------------------------------------------------------------------------------------------------
James W. Entringer (5,6)       1999    309,231              --             --             --          5,000
Chairman                       1998    536,712         180,000        397,500(7)          --          5,000
                               1997    440,337         300,000        296,000          8,600          4,750
                                                                                      15,000(8)

Gregory E. Murphy (6,9)        1999    393,885              --        164,250         12,000         11,825
President and Chief            1998    331,731         120,000        265,000             --         10,345
Executive Officer              1997    222,385         200,000        185,000          3,200          9,582
                                                                                      10,000(8)

Thornton R. Land (6,9)         1999    222,938              --        110,820(7)          --          5,000
Executive Vice President       1998    222,087          60,000        212,000(7)          --          5,000
and General Counsel            1997    199,688         100,000        166,500          4,000          4,750
                                                                                       5,000(8)

Jamie Ochiltree, III (6,9)     1999    215,469             --         109,500            --          13,346
Executive Vice President       1998    204,323          60,000        212,000          7,500         13,313
                               1997    176,154         100,000        185,000          3,200         13,782
                                                                                       7,500(8)

James W. Coleman, Jr. (6,9)    1999    185,185             --         109,500            --           6,791
Executive Vice President       1998    172,062          60,000        212,000          7,500          5,682
                               1997    147,019         100,000        185,000          2,800          3,866
                                                                                       7,500(8)

Robert P. Rank                 1999    184,054             --          27,375            --          11,558
Senior Vice President and      1998    183,326          40,000         39,750          4,000         11,348
Chief Investment Officer       1997    167,154          55,500         37,000          3,200         11,524
                                                                                       4,000(10)

                     FOOTNOTES TO SUMMARY COMPENSATION TABLE

1. The executive officers received cash compensation only from the Company's subsidiary, Selective Insurance Company of America ("SICA"), which company also provides the employee benefit plans in which such executive officers participate.

2. Effective for the fiscal year 1994, the Company adopted a Rewards Program by which employees may receive a stated percentage of salary as Annual Cash Incentive Payments if they achieve specified personal goals and the Company achieves stated corporate performance goals. The "Bonus" amounts for 1997, 1998 and 1999 indicate the amounts awarded to the named executive officers as Annual Cash Incentive Payments.

3. The aggregate value of restricted stock awards at the end of 1999 was $275,000 for Mr. Entringer, $653,125 for Mr. Murphy, $309,375 for Mr. Land, $567,188 for Mr. Ochiltree, $446,875 for Mr. Coleman and $120,313 for Mr. Rank, excluding Phantom Stock awards granted to Mr. Entringer and Mr. Land. See footnote 7 below. At the end of 1999, the aggregate number of restricted shares held by Mr. Entringer was 16,000; by Mr. Murphy, 38,000; by Mr. Land 18,000; by Mr. Ochiltree 33,000; by Mr. Coleman, 26,000 and by Mr. Rank, 7,000. The restricted stock awards were made under the Company's Stock Option Plan II under which such shares and accrued dividends vest after four years from the date of grant depending upon the achievement of predetermined performance goals. Pursuant to an award Mr. Entringer received outside of the plan on November 1, 1995, 6,932 shares vested to Mr. Entringer on each of November 1, 1995, November 1, 1996, November 1, 1997 and November 1, 1998. This grant is now fully vested. Mr. Entringer has received dividends on all shares from this grant since November 1, 1995. On December 16, 1999, the restricted stock award granted to Mr. Entringer on February 9, 1996 became fully vested. See the "Report of the Salary and Employee Benefits Committee" in this statement. The value of the restricted stock awards shown in this footnote is based on the closing market price per share of Common Stock on December 31, 1999 of $17.1875. The values set forth in the table are based on the closing price on the date of each of the grants, which was: $21.00, $26.50 and $18.25 on January 24, 1997, February 4, 1998 and February 2, 1999, respectively.

 4. The amounts in "All Other Compensation" include Company contributions under the Company's Retirement Savings Plan for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997. This Plan is a defined contribution plan available to substantially all employees. Company contributions are 30% vested after two years of service and become 100% vested after six years of service. The Company contributions reflected in the table above are $5,000 for Messrs. Entringer, Murphy, Land, Ochiltree, Coleman and Rank. In addition, for Messrs. Murphy, Ochiltree, Coleman and Rank the amounts for 1999 in the "All Other Compensation" column also include $6,825, $8,346, $1,791 and $6,558, respectively, representing the difference between the market rate of interest and the actual rate of interest on indebtedness of such executive officer to the Company.

5. Mr. Entringer's compensation decreased effective July 1, 1999 due to his decrease in duties following his stepping down as Chief Executive Officer. The Company and Mr. Entringer agreed that for the 12 months ending in June of 1999 he would be paid his full salary and for the 12 months following June 1999 he would receive compensation in the amount of $100,000.

6. Messrs. Entringer, Land, Murphy, Ochiltree and Coleman have termination agreements with SICA pursuant to which payments will be made under certain circumstances following a Change in Control of the Company, as defined in the agreements. The agreements for Messrs. Entringer and Land are automatically renewable for successive one-year terms each September unless prior written notice of nonrenewal is given; the agreement for Mr. Murphy is automatically renewable for successive one-year terms each August unless prior written notice of nonrenewal is given; the agreement for Mr. Ochiltree is automatically renewable for successive one-year terms each October unless prior written notice of nonrenewal is given. Mr. Coleman's agreement is effective May 2, 1997 through May 2, 2000 and is automatically renewable for successive one-year terms each May 2 unless prior written notice of nonrenewal is given. Each agreement provides that, in the event of a Change in Control of the Company, SICA shall continue to employ the executive officer in the capacities in which he was serving immediately prior to the Change in Control for a period of three years, commencing on the date on which the Change in Control shall have occurred, which term will be automatically renewed for successive one-year periods unless prior written notice is given. Each agreement provides that if the executive officer's employment is terminated (as defined in the agreement) after a Change in Control occurs, other than (i) due to the executive officer's death or retirement, (ii) by SICA for Cause or Disability, or (iii) by the executive officer other than for Good Reason (as such foregoing capitalized terms are defined in the agreement), the executive officer will be entitled to receive earned but unpaid base salary through the date of termination, as well as any incentive compensation benefits or awards that have been accrued, earned, or become payable but which have not been paid, and as severance pay in lieu of any further salary for periods subsequent to the date of termination, an amount in cash equal to his "annualized includible compensation for the base period" (as defined in Section 280G(d)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), multiplied by a factor of 2.99, provided that if any of the payments or benefits provided for in the agreement, together with any other payments or benefits that the executive officer has the right to receive would constitute a "parachute payment" (as defined in Section 280G(b) of the Code), the Company shall pay to the executive officer on a net after-tax basis the greater of (1) the payments and benefits due to the executive officer reduced in order of priority and amount as executive officer shall elect, to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code or (2) payments and benefits due to the executive officer, plus an amount in cash equal to (x) the amount of such "excess parachute payments" multiplied by (y) twenty (20%) percent. The Company has guaranteed SICA's performance of all its obligations under the termination agreements.

7. Messrs. Entringer and Land were granted Phantom Stock units in lieu of grants of Restricted Stock on February 4, 1998. Mr. Entringer was granted 15,000 units of Phantom Stock and Mr. Land was granted 8,000 units of Phantom Stock. Mr. Land was also granted 6,000 Phantom Stock Units in lieu of a grant of Restricted Stock on February 2, 1999. The Phantom Stock Units are valued with reference to the fair value of Selective Common Stock and will accrue amounts equivalent to dividends which will also be converted into Phantom Stock Units based on the fair market value of Selective Common Stock on the applicable dividend reinvestment dates. The accumulated value of the Phantom Stock Units will be paid to each of the officers in cash upon retirement, based on the value of Selective's Common Stock on the last day of the officer's employment. The value of Phantom Stock Units set forth in the table on page 9 is based on the closing market price per share of Common Stock on February 4, 1998 and February 2, 1999, of $26.50 and $18.47, respectively.

8. This option was granted as a qualified option under Stock Option Plan II on December 2, 1997. The grant became fully vested on December 16, 1998. In addition, the qualified option was amended so that a portion of the option is now a non-qualified option.

9. Under an employment agreement with SICA effective August 1, 1995, amended May 1, 1998 and in effect through August 1, 2001, Mr. Murphy receives an annual base salary of not less than $325,000 through August 1, 2001. Under an employment agreement with SICA effective September 1, 1996, amended effective September 1, 1999, Mr. Land receives an annual base salary of not less than $240,000 through September 1, 2001. Under an employment agreement with SICA effective October 31, 1995, amended October 31, 1998 and in effect through October 31, 2001, Mr. Ochiltree receives an annual base salary of not less than $197,600 through October 31, 2001. Under an employment agreement with SICA dated May 2, 1997 through May 2, 2000, Mr. Coleman receives an annual base salary of not less than $135,000 through May 2, 2000.

10. This qualified option was granted under Stock Option Plan II and vests at a rate of 25% per year each year through December 2, 2001 when it will become fully vested.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table contains information concerning the grant of stock options and tandem stock appreciation rights ("SARs") under the Company's Stock Option Plan II ("Plan") to the Chairman, the President and Chief Executive Officer, and each of the other executive officers named in the Summary Compensation Table.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------
Individual Grants                                                                            Grant Date
                                                                                               Value
-------------------------------------------------------------------------------------------------------
                        Number of       % of
                        Securities      Total Options/
                        Underlying      SARs Granted     Exercise                           Grant Date
                        Options/SARs    to Employees     or Base                            Present
Name                    Granted(1)(#)   in Fiscal Year   Price($/Sh)(2)   Expiration Date   Value($)(3)
-------------------------------------------------------------------------------------------------------

James W. Entringer            --              --               --                  --                --
Gregory E. Murphy         12,000            50.0            18.47            02/02/09            51,173
Thornton R. Land              --              --               --                  --                --
Jamie Ochiltree, III          --              --               --                  --                --
James W. Coleman, Jr.         --              --               --                  --                --
Robert P. Rank                --              --               --                  --                --

1. The Plan permits the granting of options to all employees and permits the granting of SARs in tandem with any or all stock options. If a SAR is exercised, the employee must surrender the related stock option or portion thereof. Upon exercise of a SAR, payment will be made by the Company in stock, cash, or some combination thereof, as a committee appointed by the Board of Directors shall determine at the time of exercise. None of the options granted to the named executive officers in 1999 has SARs attached. Under the terms of the Plan, options or any related SARs, may be granted at no less than fair market value as of the date of grant. They must be exercised within ten years from the date of grant. In the event of any change in the number of outstanding shares of the Common Stock of the Company as a result of a stock dividend, stock split, or other readjustments, the committee appointed by the Board of Directors shall make an appropriate adjustment in the aggregate number of shares which may be subject to stock options granted under the Plan and in the number of shares subject to and the option price of each then outstanding option.

2. The options set forth in the table above were granted on February 2, 1999 at an exercise price equal to the fair market value of a share of Common Stock at such date and were immediately exercisable.

3. The Black-Scholes option pricing method has been used to calculate the present value as of the date of grant and it is not intended to forecast appreciation, if any, of the Company's stock price. The present value as of the date of the grant, calculated using the Black-Scholes method, is based on assumptions about future interest rates, expected life of the options, dividend yield and stock price volatility. The risk free interest rate is based on a zero coupon US Government Issue with the same terms and issue date as the specified option grant. The volatility is based on an estimate of the future price variability of Selective Insurance Group, Inc. (SIGI) stock for a term commensurate with the expected life of the option. There is no assurance that these assumptions will prove to be true in the future. Listed below are the various assumptions that were made with regard to the grants:

                       EXERCISE PRICE                     $18.4688

                     Risk Free Interest                     4.8%

                   Expected Life of Option                 8 Years

                       Dividend Yield                       3.2%

                     Expected Volatility                     22%


                      OPTION AND SAR EXERCISES AND HOLDINGS


The following table sets forth information with respect to the Chairman, the President and Chief Executive Officer, and each of the other executive officers named in the Summary Compensation Table concerning the exercise of options and/or SARs during the last fiscal year and unexercised options and SARs held as of the end of the last fiscal year:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                              Value of
                                                                   Number of                  Unexercised
                                                                   Securities Underlying      In-the-Money
                                                                   Unexercised                Options/SARs
                                                                   Options/SARs at            at Fiscal
                                                                   Fiscal Year-End (#)(1);    Year-End ($)(2);
                                                                   * * * * * * * * *          * * * * * * * *
                          Shares Acquired                          Exercisable/               Exercisable/
Name                      on Exercise (#)     Value realized($)    Unexercisable              Unexercisable
----                      ---------------     -----------------    -------------              -------------

James W. Entringer              --                     --               242,030/                   538,746/
                                                                              0                          0
Gregory E. Murphy               --                     --                84,200/                   160,313/
                                                                              0                          0
Thornton R. Land                --                     --               118,076/                   457,673/
                                                                              0                          0
Jamie Ochiltree, III            --                     --                58,376/                    47,064/
                                                                              0                          0
James W. Coleman, Jr.           --                     --                51,800/                    54,813/
                                                                              0                          0
Robert P. Rank                  --                     --                37,200/                    49,500/
                                                                              0                          0

1. The number of securities underlying unexercised options at the end of 1999 included options with tandem SARs granted under the Company's former stock option plan for employees, which plan expired November 5, 1992.

2. The value of unexercised in-the-money options is based on the closing market price per share of Common Stock on December 31, 1999 of $17.1875, less the option exercise price per share.

                                  PENSION PLANS

The following table illustrates annual pension benefits, including supplemental benefits, at normal retirement (age 65) for various years of credited service in the form of a single life annuity and prior to any offset for Social Security benefits. As of December 31, 1999 the Chairman, the President and Chief Executive Officer and the other executive officers named in the Summary Compensation Table had the following credited years of service under the pension plans: Mr. Entringer, 6 years; Mr. Murphy, 18 years; Mr. Land, 13 years; Mr. Ochiltree, 4 years; Mr. Coleman, 16 years and Mr. Rank, 5 years.

                                      PENSION PLAN TABLE(1)
                                        Years of Service
Remuneration      5          15          20          25          30          35
---------------------------------------------------------------------------------
125,000        12,500      37,500      50,000      62,500      75,000      87,500
150,000        15,000      45,000      60,000      75,000      90,000     105,000
175,000        17,500      52,500      70,000      87,500     105,000     122,500
200,000        20,000      60,000      80,000     100,000     120,000     140,000
225,000        22,500      67,500      90,000     112,500     135,000     157,500
250,000        25,000      75,000     100,000     125,000     150,000     175,000
300,000        30,000      90,000     120,000     150,000     180,000     210,000
400,000        40,000     120,000     160,000     200,000     240,000     280,000
450,000        45,000     135,000     180,000     225,000     270,000     315,000
500,000        50,000     150,000     200,000     250,000     300,000     350,000

1. The Company maintains a noncontributory Retirement Income Plan integrated with Social Security benefits. This pension plan covers substantially all employees, including officers. Compensation covered under the plan consists only of basic wages and salaries, not including overtime and bonuses, i.e. only the "Salary" column of the Summary Compensation Table. Monthly plan benefits are computed at the rate of 2% of average monthly compensation for the 60 months out of the most recent 120 months of employment for which the employee's compensation is the highest multiplied by the number of years of credited service, less an offset for Social Security benefits, calculated as 1 3/7% of the participant's Social Security income in effect on January 1 of the year of retirement multiplied by the number of years of credited service. If the employee is married, the normal form of benefit is a joint and survivor annuity for the employee and spouse. If the employee elects against such annuity with the spouse's consent, a single life annuity may be paid. The Company has a nonqualified supplemental pension plan to provide benefits that would have been paid by the qualified plan, but for the limitations imposed by the Internal Revenue Code on the maximum benefits payable and the compensation upon which qualified plan benefits may be calculated.


                            COMPENSATION OF DIRECTORS

During 1999, nonemployee directors, consisting of all directors other than Messrs. Entringer and Murphy, received directors' fees in shares of Common Stock pursuant to the Stock Compensation Plan for Nonemployee Directors (the "Stock Plan"). Under the Stock Plan, each nonemployee director receives annually Common Stock having a fair market value equal to an amount of compensation fixed annually by the Board of Directors. Shares are issued quarterly on January 1, April 1, July 1 and October 1 of each year. For 1999, such annual compensation was fixed at $35,000, and each nonemployee director who did not elect to defer his or her compensation was issued a total of 1,841 shares of Common Stock pursuant to the Stock Plan, except for Frederick H. Jarvis, who received 922 shares prior to his retirement as a director in May 1999. Under the Stock Plan, each nonemployee director may elect on or before December 20 of each year to defer the receipt of shares of Common Stock, and any dividends accrued with interest thereon, to a specified future year, the attainment of age 70 or termination of services as a director. Messrs. Bauer, Brown, Dolan, Sayles, Thebault and Ms. Lamm-Tennant elected to defer their 1999 compensation under the Stock Plan. For 2000, such annual compensation has been fixed at $38,000.

The compensation payable to nonemployee directors is proposed to be amended effective January 1, 2001, subject to stockholder approval, so that: (i) the directors are permitted to elect to receive up to 50% of his or her compensation under the Stock Plan in cash for each calendar year; (ii) to eliminate from the Stock Plan the requirement of stockholder approval of any change to the Stock Plan which would modify the requirement that all participants compensation be only in shares of Common Stock; and (iii) to extend the term of the Stock Plan from December 31, 2007 to December 31, 2010.

The Board of Directors terminated the Directors' Plan (the retirement plan for directors) on December 31, 1997. In connection therewith, the present value of the future benefits of each eligible nonemployee director was determined to be fully vested as of December 31, 1997. Such benefits were converted into units, with each such unit having a value equal to the fair market value of a share of Common Stock on December 31, 1997. Each unit accrues an amount equal to the dividends on a share of Common Stock, as and when declared by the Board of Directors and paid by the Company, which amount is deemed reinvested in additional units in the same manner as dividends are reinvested in shares of Common Stock under the Company's dividend reinvestment plan for stockholders. The value of each unit fluctuates with the value of the Company's Common Stock. Each participating director will become entitled to receive the value of his or her units in cash, either in a lump sum or in installments over 15 years, upon termination of his or her service as a director. In the event of a director's termination of service as a director following a "change in control" of the Company, (as defined in Board resolutions terminating the Directors' Plan) the director will be immediately entitled to receive the value of his or her units in cash, either in a lump sum or in installments over a period of five years. Any units which are unpaid at the time of the director's death shall be payable in cash to a surviving spouse or estate, as the case may be. Retired Directors or their surviving spouses who were receiving benefits under the Directors' Plan at the time of its termination will continue to receive benefits in accordance with the terms of the Directors' Plan as in effect at the time the benefits commenced.

The Company has a Stock Option Plan for Directors (the "Option Plan") for nonemployee directors. Under such plan, each eligible director automatically receives an option to purchase 3,000 shares of Common Stock on March 1 of each year. Subject to certain adjustments, the maximum number of shares of Common Stock that may be issued under options granted pursuant to the Option Plan is 400,000, which may be authorized but unissued shares or treasury shares. The exercise price for each share of Common Stock subject to an option granted is the fair market value of a share of Common Stock on the date such option is granted and is payable in cash or in Common Stock of the Company. Any option granted under the Plan becomes exercisable on the first anniversary of the date it was granted. No option is exercisable after the tenth anniversary of the grant. Options granted under the plan are nontransferable, except by will or by laws of descent and distribution. In the event of an optionee's death or disability, an option may be exercised, in whole or in part, by the optionee's executor, administrator, guardian, or legal representative in accordance with the terms of such option. On March 1, 1999, options to purchase 3,000 shares of Common Stock were granted to each eligible director at an exercise price of $18.3125 per share.

The Stock Option Plan for Directors is proposed to be amended effective January 1, 2001, subject to stockholder approval to: (i) extend the term of the Option Plan for an additional ten years; and (ii) increase by 450,000 the number of shares of Common Stock reserved for issuance under the Option Plan to an aggregate of 850,000 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.



By: /s/ Dale A. Thatcher                    June 19, 2000
-------------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance and Chief Financial Officer