Form 10-Q
period 2000-06-30
SELECTIVE INSURANCE GROUP INC
filed 2000-08-14
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...June 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ---------------------      ----------------

Commission file number:  0-8641


                       SELECTIVE INSURANCE GROUP, INC.
                       -------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                          22-2168890
----------------------------       ------------------------------
      State or other                     (I.R.S. Employer
      jurisdiction of                   Identification No.)
     incorporation or
       organization)

     40 Wantage Avenue
  Branchville, New Jersey                    07890
----------------------------       ---------------------------
   (Address of principal                   (Zip Code)
    executive offices)

                                 973 948-3000
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of July 31, 2000:
25,631,684

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets


                                                                                  Unaudited
---------------------------------------------------------------------------------------------------------------------
                                                                                   June 30,             December 31,
($ in thousands, except share amounts)                                               2000                   1999
---------------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
   (fair value:  $246,294-2000; $271,604-1999)                                   $   245,535               271,384
Debt securities, available-for-sale - at fair value
   (amortized cost:  $1,171,684-2000; $1,141,167-1999)                             1,149,400             1,122,786
Equity securities, available-for-sale - at fair value
   (cost of:  $123,147-2000; $115,626-1999)                                          259,393               251,998
Short-term investments - (at cost which approximates                                  37,665                48,807
   fair value)
Other investments                                                                     17,136                15,963
                                                                                  -----------           ----------
Total investments                                                                  1,709,129             1,710,938
Cash                                                                                   7,122                 8,588
Interest and dividends due or accrued                                                 22,875                23,545
Premiums receivables                                                                 281,792               248,910
Other trade receivables                                                               19,358                15,488
Reinsurance recoverable on paid losses and loss expenses                              11,186                 9,797
Reinsurance recoverable on unpaid losses and loss expenses                           176,121               192,044
Prepaid reinsurance premiums                                                          31,304                32,531
Current Federal income tax                                                             4,936                 4,417
Deferred Federal income tax                                                           17,964                16,129
Real estate, furniture, equipment, and software development                           56,915                54,558
Deferred policy acquisition costs                                                    117,884               109,095
Goodwill                                                                              50,838                52,001
Other assets                                                                          32,521                29,504
                                                                                  -----------           ----------
   Total assets                                                                  $ 2,539,945             2,507,545
                                                                                  ===========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                               $ 1,085,616             1,092,026
Reserve for loss expenses                                                            178,642               181,782
Unearned premiums                                                                    442,972               413,601
Convertible subordinated debentures                                                    4,936                 6,157
Short-term debt                                                                           --                51,302
Notes payable                                                                        166,928                75,428
Other liabilities                                                                    108,896               117,285
                                                                                  -----------           ----------
   Total liabilities                                                               1,987,990             1,937,581
                                                                                  -----------           ----------
STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
   Issued: 38,454,098-2000; 37,964,405-1999                                           76,908                75,929
Additional paid-in capital                                                            58,880                53,470
Retained earnings                                                                    520,722               514,477
Accumulated other comprehensive income                                                74,075                76,694
Treasury stock - at cost (shares: 12,962,107-2000; 11,406,722-1999)                 (170,673)             (143,875)
Deferred compensation expense and notes receivable from stock sales                   (7,957)               (6,731)
                                                                                  -----------           ----------
   Total stockholders' equity                                                        551,955               569,964
                                                                                  -----------           ----------

   Total liabilities and stockholders' equity                                    $ 2,539,945             2,507,545
                                                                                  ===========           ==========








See accompanying notes to unaudited consolidated financial statements.

                        SELECTIVE INSURANCE GROUP, INC.
                       Consolidated Statements of Income


($ in thousands, except per share amounts)
                                                           Unaudited            Unaudited
                                                         Quarter ended       Six Months ended
                                                           June 30              June 30
                                                       -----------------     -----------------
                                                        2000      1999        2000     1999
                                                       -----------------     -----------------
Revenues:
Net premiums written                                 $ 218,089   215,059   $ 431,050   422,784
Net increase in unearned
premiums and prepaid
   reinsurance premiums                                (17,463)  (18,605)    (30,598)  (33,302)
                                                       --------  -------     -----------------
Net premiums earned                                    200,626   196,454     400,452   389,482
Net investment income earned                            24,498    23,455      47,798    46,928
Net realized gains                                         446    23,604       2,719    32,201
Diversified insurance services revenue                  18,364     7,613      36,031    16,495
Other income                                             1,311       772       2,092     1,497
                                                       --------  -------     -----------------
  Total revenues                                       245,245   251,898     489,092   486,603
                                                       --------  -------     -----------------

Expenses:
Losses incurred                                        136,081   121,029     263,868   246,563
Loss expenses incurred                                  17,420    18,600      35,941    36,948
Policy acquisition costs                                66,510    62,330     128,366   122,681
Dividends to policyholders                               1,569     1,589       3,450     3,450
Interest expense                                         3,534     2,155       6,242     4,317
Diversified insurance services expenses                 17,380     7,220      33,771    15,466
Other expenses                                           2,224     1,021       4,350     2,550
                                                       --------  -------     -----------------
  Total expenses                                       244,718   213,944     475,988   431,975
                                                       --------  -------     -----------------

Income before Federal income tax                           527    37,954      13,104    54,628
                                                       --------  -------     -----------------

Federal income tax expense(benefit)
Current                                                 (2,175)   10,904        (487)   14,477
Deferred                                                  (404)     (565)       (425)   (1,487)
                                                       --------  -------     -----------------
  Total Federal income tax expense (benefit)            (2,579)   10,339        (912)   12,990
                                                       --------  -------     -----------------

Net income                                           $   3,106    27,615   $  14,016    41,638
                                                       ========  =======     =================

Earnings per share:
  Basic                                              $    0.12      1.00   $    0.55      1.49
  Diluted                                            $    0.12      0.95   $    0.53      1.43
Dividends to stockholders                            $    0.15      0.15   $    0.30      0.29








See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
               Consolidated Statements of Stockholders' Equity


                                                                     Unaudited         Unaudited
                                                                      June 30           June 30
($ in thousands, except per share amounts)                             2000               1999
------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                                 $ 75,929            74,833
   Dividend reinvestment plan
     (shares:  34,089-2000; 32,131-1999)                                   68                64
   Convertible subordinated debentures
     (shares: :  172,451-2000; 4,518-1999)                                345                 9
   Stock purchase and compensation plans
     (shares: 283,153-2000; 312,618-1999)                                 566               625
                                                                       -------           --------
   End of period                                                       76,908            75,531
                                                                       -------           --------

Additional paid-in capital:
   Beginning of year                                                   53,470            45,449
   Dividend reinvestment plan                                             510               534
   Convertible subordinated debentures                                    862                14
   Stock purchase and compensation plans                                4,038             4,824
                                                                       -------           --------
   End of period                                                       58,880            50,821
                                                                       -------           --------

Retained Earnings:
   Beginning of year                                                   514,477           477,118
   Net income                                                           14,016   14,016   41,638    41,638
   Cash dividends to stockholders ($.30 per share-2000; $.29
      per share-1999)                                                  (7,771)           (8,102)
                                                                       -------           --------
   End of period                                                       520,722           510,654
                                                                       -------           --------

Accumulated other comprehensive
income:
   Beginning of year                                                   76,694            114,323
   Other comprehensive income-decrease in net
     unrealized gains on available-for-sale securities,
      net of deferred income tax effect                                (2,619)  (2,619)  (32,957)  (32,957)
                                                                       ------   -------  --------   -------
   End of period                                                       74,075             81,366
                                                                       -------           --------
               Comprehensive income                                             11,397               8,681
                                                                                =======             =======

Treasury stock:
   Beginning of year                                                 (143,875)           (97,990)
   Acquisition of treasury stock
     (shares: 1,555,385-2000; 1,112,054-1999)                         (26,798)           (21,302)
                                                                       -------           --------
   End of period                                                     (170,673)          (119,292)
                                                                       -------           --------

Deferred compensation expense and
notes receivable from stock sales:
   Beginning of year                                                   (6,731)           (6,150)
   Deferred compensation expense                                       (2,824)           (3,190)
   Amortization of deferred
compensation expense and
   amounts received on notes                                            1,598             1,476
                                                                       -------          --------
    End of period                                                      (7,957)           (7,864)
                                                                       -------          --------
 Total stockholders' equity                                         $ 551,955           591,216
                                                                      ========          ========






See accompanying notes to unaudited consolidated financial statements.

                       SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                           Unaudited
($ in thousands)                                                                                   Six Months ended June 30,
                                                                                                       2000            1999
                                                                                                       ----            ----
OPERATING ACTIVITIES
Net Income                                                                                         $ 14,016           41,638
                                                                                                     -------          ------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of                                             6,373            9,691
     reinsurance recoverable on unpaid losses and loss expenses
Net increase in unearned premiums and prepaid reinsurance premiums                                   30,598           33,302
Federal income tax                                                                                     (943)           5,511
Depreciation and amortization                                                                         7,288            5,626
Increase in premiums receivables                                                                    (32,882)         (36,349)
Increase in other trade receivables                                                                  (3,870)            (508)
Increase in deferred policy acquisition costs                                                        (8,789)          (8,061)
Decrease (increase) in interest and dividends due or accrued                                            670             (913)
Increase in reinsurance recoverable on paid losses and loss expenses                                 (1,389)              (3)
Net realized gains on investments                                                                    (2,719)         (32,201)
Other- net                                                                                           (8,298)          (1,330)
                                                                                                     -------          -------
Net adjustments                                                                                     (13,961)         (25,235)
                                                                                                     -------          -------
Net cash provided by operating activities                                                                55           16,403
                                                                                                     -------          -------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                     (76,570)        (141,264)
Purchase of equity securities, available-for-sale                                                   (16,322)          (5,589)
Purchase of other investments                                                                        (1,233)            (527)
Purchase adjustments of subsidiaries acquired                                                        (5,988)              --
Sale of debt securities, available-for-sale                                                          11,030           22,026
Redemption and maturities of debt securities, held-to-maturity                                       25,817           47,058
Redemption and maturities of debt securities, available-for-sale                                     35,193           10,319
Sale of equity securities, available-for-sale                                                        11,527           57,484
Proceeds from other investments                                                                          60              106
Increase (decrease) in net payable for security transactions                                          5,249          (12,280)
Net additions to real estate, furniture, equipment and software development                          (6,476)          (3,942)
                                                                                                     -------          -------
Net cash used in investing activities                                                               (17,713)         (26,609)
                                                                                                     -------          -------

FINANCING ACTIVITIES
Dividends to stockholders                                                                            (7,771)          (8,102)
Acquisition of treasury stock                                                                       (26,798)         (21,302)
Net proceeds from notes payable                                                                      88,513               --
Paydown of (proceeds from) short-term debt                                                          (51,302)           3,465
Net proceeds from dividend reinvestment plan                                                            578              598
Net proceeds from stock purchase and compensation plans                                               4,604            5,449
Increase in deferred compensation expense and amounts received on notes
     receivable from stock sales                                                                     (2,774)          (3,138)
                                                                                                     -------          -------
Net cash provided by (used in) financing activities                                                   5,050          (23,030)
                                                                                                     -------          -------

Net decrease in short-term investments and cash                                                     (12,608)         (33,236)
Short-term investments and cash at beginning of year                                                 57,395           58,836
                                                                                                     -------          -------
Short-term investments and cash at end of year                                                     $ 44,787           25,600
                                                                                                    ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                                            $  5,090           4,729
Federal income tax                                                                                        --           7,400
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                      1,221              32





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

3.    CURRENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was previously effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application was encouraged, but was permitted only as of the beginning of any fiscal quarter that begins after issuance of financial statements of prior periods. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which defers the effective date of FASB 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of FASB 133 for certain derivative instruments and certain hedging activities. The Company will adopt FASB 133 and FASB 138 for the fiscal year beginning January 1, 2001 and does not anticipate the adoption of these statements to have a material effect on the Company's results of operations or financial condition.

4.    SEGMENT INFORMATION

      The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments which are Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (formerly called Fee-For-Service Operations). The insurance segment is evaluated based on GAAP underwriting results, investments are evaluated based on after-tax investment returns, and the diversified insurance operations are evaluated based on results of operations in accordance with Generally Accepted Accounting Principals ("GAAP").

      The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Management of the investment portfolio is separate from the insurance underwriting segment and, therefore, has been classified as a segment. The operating results of the investments segment take into account net investment income and net realized gains and losses. The Diversified Insurance Services business is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of medical managed care operations, professional employer organization operations, preferred provider organization operations, software development and program administration operations, the flood business managed by the Company for the National Flood Insurance Program and income from alternative market affiliation programs. The segment's results are determined taking into account the net revenues generated in each of the businesses, less the costs of operation.

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

      The following summaries present revenues (net investment income and net realized gains (losses) in the case of the investments segment) and pre-tax income for the individual segments:

         Revenue by segment

                                                          Unaudited, Quarter          Unaudited, Six Months
($ in thousands)                                            ended June 30,                ended June 30,
                                                          ------------------          ---------------------
                                                           2000     1999               2000         1999
--------------------------------------------------        ------   ------             ------      -------
INSURANCE OPERATIONS:

Commercial lines net premiums earned                  $ 148,162    138,508         $ 294,041     275,280

Personal lines net premiums earned                       52,464     57,946           106,411     114,202
                                                        -------    -------           -------     --------
Total insurance operations revenues                     200,626    196,454           400,452     389,482

INVESTMENTS:

Net investment income                                    24,498     23,455            47,798      46,928
Net realized gains on investments                           446     23,604             2,719      32,201
                                                        -------    -------           -------     --------
Total investment revenues                                24,944     47,059            50,517      79,129


DIVERSIFIED INSURANCE SERVICES REVENUES                  18,364      7,613            36,031      16,495
                                                        -------    -------           -------     --------

Total revenues all segments                             243,934    251,126           487,000     485,106
                                                        -------    -------           -------     --------

Other income                                              1,311        772             2,092       1,497
                                                        -------    -------           -------     --------

TOTAL REVENUES                                        $ 245,245    251,898         $ 489,092     486,603
                                                        =======    =======           =======     ========





         Income or (loss) before Federal income tax by segment


                                                          Unaudited, Quarter          Unaudited, Six Months
($ in thousands)                                            ended June 30,                ended June 30,
                                                          ---------------             ---------------------
                                                           2000     1999               2000         1999
--------------------------------------------------        ------   ------             ------      -------
INSURANCE OPERATIONS:

Commercial lines underwriting                         $ (11,501)    (5,309)        $ (19,718)    (19,191)
Personal lines underwriting                              (8,820)      (710)          (11,164)        (67)
                                                         ------     ------           -------     -------
Underwriting loss, before                               (20,321)    (6,019)          (30,882)    (19,258)
Federal income tax

INVESTMENTS:

Net investment income                                    24,498     23,455            47,798      46,928
Net realized gains on investments                           446     23,604             2,719      32,201
                                                         ------     ------            -------     ------
Total investment income, before Federal income tax       24,944     47,059            50,517      79,129

DIVERSIFIED INSURANCE SERVICES:

Income before federal income tax                            984        393             2,260       1,029
                                                         ------     ------            -------     ------
TOTAL ALL SEGMENTS                                        5,607     41,433            21,895      60,900

Interest expense                                         (3,534)    (2,155)           (6,242)     (4,317)

General corporate expenses                               (1,546)    (1,324)           (2,549)     (1,955)
                                                         ------     ------            -------     ------

INCOME BEFORE FEDERAL INCOME TAX                      $     527     37,954          $ 13,104      54,628
                                                         ======     ======            =======     ======

5.  REINSURANCE

    The following is a table of assumed and ceded amounts by income statement caption:


                              Unaudited, Quarter ended     Unaudited, Six Months ended
                                      June 30,                      June 30,
----------------------------------------------------------------------------------------
($ in thousands)              2000              1999       2000                   1999
----------------------------------------------------------------------------------------
Premiums written:
Assumed(1)                  $ 1,361             2,435     $  6,164                10,238
Ceded                       (23,107)          (19,579)     (44,379)              (37,783)

Premiums earned:
Assumed(1)                    3,129             4,428        6,567                11,087
Ceded                       (23,115)          (19,797)     (45,606)              (39,144)

Losses incurred:
Assumed(1)                      745             2,860        1,221                 7,280
Ceded                       (13,914)          (19,261)     (31,953)              (33,647)

Loss expenses incurred:
Assumed(1)                      233               315          472                   936
Ceded                          (543)           (1,124)      (1,119)               (1,169)

    (1) Assumed business has declined when compared to the prior year due to a decrease in involuntary commercial automobile plans.


FORWARD-LOOKING STATEMENTS

Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and banks, and the trend toward self- insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds, our ability to obtain rate increases and to retain business; the performance of our independent insurance agencies; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including, but not limited to the Annual Report on Form 10-K, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company's results of operations, financial condition and liquidity for the interim periods indicated. References to the "Company" and to "Selective" mean Selective Insurance Group, Inc. and its consolidated subsidiaries, collectively.

RESULTS OF OPERATIONS

The following discussion is a comparison of the second quarter ended June 30, 2000 ("Second Quarter 2000") and the six month period ended June 30, 2000 ("Six Months 2000") to the second quarter ended June 30, 1999 ("Second Quarter 1999") and the six month period ended June 30, 1999 ("Six Months 1999").

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services (formerly called Fee-For-Service Operations). All segments are evaluated based on their underwriting or operating results, which are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). For an additional description of these accounting policies, refer to Note 1 to the Company's Consolidated Financial Statements on pages 41 through 43 of the Annual Report on Form 10-K for the year ended December 31, 1999. See note 4 to the June 30, 2000 Unaudited Consolidated Financial Statements beginning on page 6 of this Quarterly Report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

                  Insurance Operations Segment

($ in thousands)                           Unaudited, Quarter ended            Unaudited, Six Months
                                                  June 30,                        ended June 30,
                                           2000               1999             2000            1999
                                           -----------------------           -------          -------
TOTAL INSURANCE OPERATIONS
Net premiums written                   $  218,089           215,059          431,050          422,784
                                          =======           =======          =======          =======
Net premiums earned                    $  200,626           196,454          400,452          389,482
Losses and loss expenses incurred         153,501           139,629          299,809          283,511
Net underwriting expenses incurred         65,877            61,255          128,075          121,779
Dividends to policyholders                  1,569             1,589            3,450            3,450
                                          -------           -------          -------          -------
Underwriting  loss                     $  (20,321)           (6,019)         (30,882)         (19,258)
                                          -------           -------          -------          -------
GAAP RATIOS:
Loss and loss expense ratio                  76.5 %            71.1             74.8 %           72.8
Underwriting expense ratio                   32.8 %            31.2             32.0 %           31.2
Dividends to policyholders ratio              0.8 %             0.8              0.9 %            0.9
                                          -------           -------          -------           -------
Combined ratio                              110.1 %           103.1            107.7 %          104.9
                                          =======           =======          =======           =======

Net premiums written for Second Quarter 2000 increased approximately $ 3 million, or 1% to $218 million and $8 million, or 2% to $431 million for Six Months 2000. Premiums written included $39 million and $87 million in net new business for Second Quarter 2000 and Six Months 2000 compared to $66 million and $127 million during the same periods in 1999. The growth in premiums written, despite lower new business numbers, reflects renewal premium increases in commercial lines of 13% for Second Quarter 2000 and 11% for Six Months 2000. For the Second Quarter 2000, the 6.5% growth in commercial lines was partially offset by a 10.9% decrease in personal lines premiums written primarily due to a decline in New Jersey involuntary automobile premiums written. The Company pays a fixed fee to a servicing carrier in exchange for the carrier taking on the Company's responsibility to write a share of the New Jersey involuntary Personal Automobile Insurance Program ("PAIP").

The combined ratio increased 7.0 points to 110.1% for Second Quarter 2000 and
2.8 points to 107.7% for Six Months 2000. The ratio of losses and loss expenses incurred to net premiums earned increased 5.9 points for Second Quarter 2000 to 77.3% and 2.2 points to 75.2% for Six Months 2000 compared to the same periods in 1999. Increased weather-related catastrophes accounted for 1.7 points of the increase in the loss ratio during Second Quarter 2000 compared to 1999. Catastrophes for Six Months 2000 were comparable to Six Months 1999. The remainder of the deterioration in Second Quarter 2000 was caused by the lingering effects of pricing competition on current accident year results and the effect of the rate roll back and Urban Enterprise zone business on New Jersey personal automobile. The deterioration in New Jersey personal automobile results alone accounted for 1.8 points of the increase in the overall combined ratio for Second Quarter 2000.

The underwriting expense ratio increased 1.1 points to 32.1% for Second Quarter 2000 and increased 0.5 points to 31.6% for Six Months 2000. Higher expense levels reflect: i) a .7 point increase due to a fixed fee paid to a servicing carrier to write Selective's share of New Jersey assigned PAIP business; ii) a
 .7 point increase due to expenses related to the Company's strategic initiatives; and iii) increased labor costs due to the expansion in Mid-America, the Northeast ,and Personal Lines in states outside New Jersey and increased wages for existing employees due to a tight labor market. The Company has announced two strategies to eliminate duplication and save overhead. These are the consolidation of the two New Jersey offices and the consolidation of the Richmond, Virginia and Chesapeake, Maryland regional office in conjunction with the formation of a service center in Richmond.

                   Commercial Lines Underwriting


                                                    Unaudited, Quarter       Unaudited, Six Months
COMMERCIAL LINES                                      ended June 30              ended June 30
($ in thousands)                                   2000            1999        2000          1999
                                                  ------          ------      ------        ------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                           $  163,475        153,775   $  325,540      302,838
                                                  =======        =======      =======      =======
Net premiums earned                            $  148,162        138,508      294,041      275,280
Losses and loss expenses incurred                 107,406         97,342      212,749      198,782
Net underwriting expenses incurred                 50,688         44,886       97,560       92,239
Dividends to policyholders                          1,569          1,589        3,450        3,450
                                                  -------        ------       -------      -------
Underwriting loss                              $  (11,501)        (5,309)  $  (19,718)     (19,191)
                                                  -------        -------      -------      -------
GAAP RATIOS:
Loss and loss expense ratio                          72.5 %         70.3         72.3 %       72.2
Underwriting expense ratio                           34.2 %         32.4         33.2 %       33.5
Dividends to policyholders ratio                      1.1 %          1.1          1.2 %        1.3
                                                  -------        -------      -------      -------
Combined ratio                                      107.8 %        103.8        106.7 %      107.0
                                                  =======        =======      =======      =======


Commercial Lines Underwriting, which consists of six strategic business units ("SBUs"), accounted for approximately 75% of net premiums written during both Second Quarter 2000 and Six Months 2000. Net premiums written increased $10 million, or 6%, for Second Quarter 2000 and $ 23 million, or 7%, for Six Months 2000 compared to the same periods in 1999. These increases were reflected in the performance of all commercial SBUs and included $28 million and $65 million in net new business for Second Quarter 2000 and Six Months 2000, compared to $46 million and $89 million for the same periods one year ago. The commercial lines pricing environment appears to be improving as the market has stabilized and pricing is moving upward. In the Second Quarter 2000, the Company increased its renewal premium year over year approximately 13%, of which about 8.5 % represented price increases. For Six Months 2000 our renewal premium increased about 11% of which approximately 7% represented price increases. While these increases have met the Company's preliminary goal of an 8% pure price increase, we will continue to implement additional price increases where warranted. Renewal retention remains consistent with 1999 at 75% for both Second Quarter and Six Months 2000. We expect the benefit of price increases will have only a modest impact on our 2000 second half results with a somewhat more significant impact in 2001 when price increases will be fully reflected in earned premium.

For Second Quarter 2000 the Commercial Lines combined ratio increased 4 points to 107.8% and decreased 0.3 points to 106.7% for Six Months 2000 when compared to the same periods in 1999. The higher combined ratio for Second Quarter 2000 reflects a 1.5 point increase due to higher weather-related catastrophe losses compared to Second Quarter 1999. Increased large property losses and non-catastrophe storm losses accounted for most of the remaining increase.

                   Personal Lines Underwriting



                                                          Unaudited, Quarter        Unaudited, Six Months
PERSONAL LINES                                              ended June 30               ended June 30

($ in thousands)                                         2000           1999          2000          1999
                                                        ------         -------       -------       ------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                                 $  54,614          61,284   $ 105,510        119,946
                                                        ======          =======    =======        =======
Net premiums earned                                  $  52,464          57,946     106,411        114,202
Losses and loss expenses incurred                       46,095          42,287      87,060         84,729
Net underwriting expenses incurred                      15,189          16,369      30.515         29,540
                                                        ------          -------    -------         ------
Underwriting (loss) or gain                          $  (8,820)           (710)    (11,164)           (67)
                                                        ------          -------    -------         ------
GAAP RATIOS:
Loss and loss expense ratio                               87.9%           73.0        81.8 %         74.2
Underwriting expense ratio                                28.9%           28.2        28.7 %         25.9
                                                        ------          -------     -------        ------
Combined ratio                                           116.8%          101.2       110.5 %        100.1
                                                        ======          =======     =======        ======


Personal Lines Underwriting net premiums written decreased $7 million, or 11 % to $55 million for Second Quarter 2000 and $14 million, or 12%, to $106 million for Six Months 2000 when compared to the same periods in 1999. Net premiums written included net new business written of $11 million in Second Quarter 2000 and $22 million in Six Months 2000 compared to $21 million in

Second Quarter 1999 and $38 million in Six Months 1999. The Six Months 2000 decrease in net premiums written reflected i) the effects of the 15% rate rollback mandated by the New Jersey auto reform legislation effective March 1999 on New Jersey personal automobile premium; ii) a $10 million decrease due to declining PAIP assignments and transferring this New Jersey involuntary auto business to a third party carrier; iii) a $5 million decrease in personal lines premiums written in the Southern region due to intense pricing competition; and
iv) a $ 2 million decrease in involuntary Urban Enterprise Zone ("UEZ") business.

The Personal Lines SBU combined ratio was 116.8% for Second Quarter 2000, up
15.6 points from the same period in 1999. This increase was primarily due to an increase in the loss and loss expense ratio for personal lines of 15 points. The loss ratio includes: i) 3.5 points of increased weather-related catastrophe losses compared to Second Quarter 1999; ii) a 5 point increase due to a deterioration in New Jersey automobile loss ratios due to the mandated 15% rate rollback and unprofitable UEZ business; and iii) a 3 point increase due to a higher loss and loss expense ratio in the expansion states driven by a significant increase in hail damage claims and higher than expected losses on policies in certain insurance rate tiers. The Company is taking action to ensure that adequate rates will be charged for these classes of insureds going forward.

The Personal Lines SBU combined ratio was 110.5% Six Months 2000, up 10.4 points from the same period in 1999. This increase was primarily due to an increase in the loss and loss expense ratio of 7.6 points for Six Months 2000. The loss ratio includes 2.1 points of increased weather related catastrophes compared to Six Months 1999. In addition to higher levels of weather related catastrophes this year, New Jersey Automobile loss ratios have deteriorated due to the 15% rate rollback and unprofitable UEZ business. We expect the New Jersey Automobile combined ratio to be in the range of 105% to 109% for the full year 2000.

The UEZ Program requires New Jersey auto insurers to write, at the Company's voluntary rate levels, an amount of involuntary urban auto insurance proportionate to their voluntary market share, which is currently estimated at 3.1% for Selective. As of July 2000, the Company is in compliance with the assigned number of policies required under the plan and expects to remain in compliance for the balance of 2000. Net premiums written under the involuntary UEZ program decreased to $2 million for Second Quarter 2000 and $5 million for Six Months 2000 from $3 million and $7 million for the same periods in 1999. The Company is seeking more adequately priced full coverage business in these territories.

The Company's New Jersey automobile rates remain inadequate and the Company filed for an overall 18.9% rate increase in July 2000. The filing seeks to increase the Company's liability rates which have historically been inadequate and to reduce physical damage rates which are redundant. The filing has been deemed complete and the Company will seek to expedite the resolution of the filing and work with state regulators on ways to improve results in this line.

INVESTMENTS SEGMENT

Net investment income earned for Second Quarter 2000 was $25 million compared to $23 million for Second Quarter 1999 and $48 million for Six Months 2000 compared to $47 million for Six Months 1999. Net investment income earned after tax for Second Quarter 2000 and Six Months 2000 of $19 million and $37 million, remained relatively flat compared to the same periods during 1999. The Company had a 4.5% annualized after-tax investment yield for Six Months 2000, up slightly from 4.4% in 1999. Net realized gains for Second Quarter 2000 and Six Months 2000 decreased $23 million and $29 million to $0.4 million and $2.7 million respectively. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                       Unaudited         Unaudited,
                                                     Quarter ended     Six Months ended
                                                     June 30, 2000      June 30, 2000
-----------------------------------------------------------------------------------------
 ($ in thousands)                                    2000    1999      2000     1999
-----------------------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                        $ 2,890   2,388    $ 5,487   4,315
Income Before Federal Income Tax                       494     457        965     817
MEDICAL COST CONTAINMENT
   Managed Care
   Net Revenue                                       2,053   1,484      3,764   3,355
   Income Before Federal Income Tax                    421     198        819     608
   Preferred Provider
   Organization
   Net Revenue                                       1,271     N/A      2,661     N/A
   Income Before Federal Income Tax                    260     N/A        292     N/A
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                          7,236     N/A     14,361     N/A
Income Before Federal Income Tax                        51     N/A        348     N/A
SOFTWARE DEVELOPMENT AND
PROGRAM ADMINISTRATION
Net Revenue                                          4,661   3,741      9,202   8,825
Loss Before Federal Income Tax                        (276)   (262)      (277)   (396)
OTHER
Net Revenue                                            253     N/A        556     N/A
Income Before Federal Income Tax                        34     N/A        113     N/A
TOTAL
Net Revenue                                         18,364   7,613     36,031  16,495
Income Before Federal Income Tax                       984     393      2,260   1,029
Net Income                                             614     238      1,409     634
Return on Net Revenue                                  3.3%    3.1%       3.9%    3.8%



Diversified Insurance Services businesses generated $18.4 million of revenue and $0.6 million of net income for Second Quarter 2000 and $36 million of revenue and $1.4 million of net income for Six Months 2000. This compared to $7.6 million and $16.5 million of revenue and $0.2 million and $0.6 million of net income for the same periods in 1999. The segment generated a return on net revenue of 3.3% and 3.9% for the Second Quarter 2000 and Six Months 2000, consistent with the prior year.

We intend to continue to focus our Diversified Insurance Services businesses on revenue growth, geographic expansion and inter-business marketing opportunities. During Second Quarter 2000, the Company continued marketing, through independent insurance agents, a product that combines Professional Employer Organizational ("PEO") services and commercial lines insurance coverages. This represents a unique way to address many risk management and human resources issues that our small to mid-sized business customers face.

Flood Insurance

Selective is a servicing carrier for the National Flood Insurance Program. The Company provides a market for flood insurance to its agents, including flood-only appointmented agents, across the country. The premiums collected by the Company are ceded 100% to the federal government. As a servicing carrier, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In addition to the underwriting fees, the Company receives fees for handling claims. Together these fees generated $2.9 million of revenue for the Second Quarter 2000 and $5.5 million of revenue for Six Months 2000. The resulting pre-tax profit for this unit was $0.5 million for Second Quarter 2000 and $1.0 million for Six Months 2000. The increase in additional revenues in 2000 were substantially offset by increased expenses due to start-up costs associated with FloodConnect, LLC.

Medical Cost Containment - Alta Services and Consumer Health Network

Alta Services, LLC ("Alta") manages workers' compensation and automobile medical claims for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses and employer groups. Alta bears no underwriting risk and offers a full array of medical cost containment services. During 2000, Alta has generated revenue of $2.1 million and $3.8 million for Second Quarter 2000 and Six Months 2000 compared to $1.5 million and $3.4 million in the same period of 1999. Pre-tax net income increased in 2000 to $0.4 million and $0.8 million for Second Quarter 2000 and Six Months 2000, from $0.2 million and 0.6 million in 1999.

Consumer Health Network ("CHN"), acquired in July 1999, is a preferred provider organization ("PPO"), which develops networks of medical providers and leases these networks to insurers, large employers, third party administrators(such as Alta Services), unions and other entities that pay medical claims. In return for bringing the medical providers patients, the PPO negotiates discounts for its customers. The costs associated with these efforts have reduced return on revenue margins in the Six Months 2000. CHN generated $1.3 million and $2.7 million in revenue and $260,000 and $292,000 in pre-tax net income, respectively, during Second Quarter 2000 and Six Months 2000.

Professional Employer Organization ("PEO") - Selective HR Solutions

The PEO, acquired in July 1999 provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation to small or mid-sized businesses. A PEO, by the nature of its product package, provides a very high level of day-to-day services to its customers, which the Company believes, will be attractive to small business owners. The Company believes that small to mid-sized businesses will begin demanding new and better solutions to many of their operational problems. The PEO concept provides an answer to many problems employers face from hiring and retaining good employees, to providing competitive benefits, to eliminating administrative and compliance burdens that keep the business owners from focusing on their core operations.

As independent agents write insurance for about 70% of the small business (those with 25 or less employees) insurance market, the Company believes it can successfully market the PEO product in its operating territories through its agents. The Company is steadily introducing the PEO product in its operating territories throughout 2000 and 2001, building on existing agent/business owner relationships. The marketing and selling of PEO Services is expected to generate business opportunities for Alta and CHN. Selective HR Solutions will also begin using an Internet-enabled payroll and benefits management system in 2000, which is expected to further improve efficiency and service levels. Selective HR Solutions generated $7.2 million in revenue and $51,000 in net income for Second Quarter 2000 and $14.4 million in revenue and $348,000 in net income for Six Months 2000. Investments in hiring and training additional employees greatly reduced pre-tax profit levels in the Second Quarter 2000. We expect these investments to continue throughout 2000.

Software Development and Program Administration -- PDA Software Services, Inc.

PDA Software Services, Inc. ("PDA") was acquired in late 1998. PDA has assisted in the development of the Company's automated claim and flood processing systems. In addition, PDA provides administrative services to the federal government's Women, Infants and Children ("WIC") nutritional program administered by the states. Currently, PDA administers the WIC program in 14 states.

PDA incurred a pre-tax loss of $276,000 and $277,000 for Second Quarter 2000 and Six Months 2000 compared to a pre-tax loss of $263,000 and $397,000 during the same periods a year ago. The loss is partially attributable to the amortization of goodwill as well as the retention bonuses paid to several key employees. The employment retention bonuses continue as a charge against income through 2002. Revenues for Second Quarter 2000 and Six Months 2000 were $4.6 million and $9.2 million respectively compared to $3.7 million and $8.8 million for the same periods in 1999.

FEDERAL INCOME TAXES

Total Federal income tax expense decreased by $13 million and $12 million to a benefit of $3 million and $1 million for Second Quarter 2000 and Six Months 2000. The decrease reflects lower income for the year due to increased underwriting losses and decreased realized gains. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. ("The Parent") is an insurance holding company whose principal assets are its investments in its insurance and diversified insurance services subsidiaries. As an insurance holding company, The Parent meets its cash requirements through dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements, and proceeds from the sales of common stock and debt. The Parent's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. As of June 30, 2000, the Company had repurchased a total of
6.4 million shares at a total cost of $122 million under the program which commenced in 1996 with 0.7 million shares repurchased during Second Quarter
2000 at a total cost of $13 million. For Six Months 2000 the Company purchased
1.5 million shares at a total cost of $26 million. There is remaining authorization to purchase an additional 1.6 million shares.

On May 4, 2000, the Company successfully completed a private placement bond offering in the amount of $91.5 million. The offering consists of two traunches: a five year average life traunche of $30 million at 8.63% and an eight year average life traunche of $61.5 million at 8.87%. The majority of the proceeds, $68.2 million, were used to pay off the outstanding balances on lines of credit. The increase in interest expense for the Second Quarter 2000 and Six Months 2000 is attributable to i) increases in the lines of credit primarily for treasury stock purchases prior to their pay-off; ii) increases in interest rates on the lines of credit; and iii) higher overall debt level and interest rates related to the private placement.

The overall obligations and cash outflow of the Company include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; interest expenses; capital expenditures with respect to the Company's automation initiatives and principal payments on the senior notes and dividends to policyholders and stockholders. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments. For Six Months 2000 and Six Months 1999, cash provided by operating activities was $55,000 and $16 million respectively. The $16 million decrease in cash provided by operating activities was primarily due to an increase in losses and loss expenses paid resulting from catastrophic and severe storms, increased large property losses, as well as an increase in underwriting expenses due primarily to an increase in overall compensation and benefits.

Total assets increased 1.3%, or $32 million, from December 31, 1999 to June 30, 2000. This increase was primarily due to the increase in premium receivables of $33 million resulting from the Company's book of business which generates higher volumes of premiums written in the first and second quarter of each year compared to the fourth quarter. The fluctuations in premium volume has a corresponding impact on outstanding receivables.

Assets also increased by (i) other trade receivables of $4 million, primarily attributable to growth in revenue of the diversified insurance services segment,
(ii) an increase of deferred policy acquisition cost of $9 million due to the increase in premiums activity and, (iii) an increase in other assets of $3 million in connection with capitalization costs associated with the May 4, 2000 private placement. These increases were offset by a decrease in reinsurance recoverables on unpaid losses and loss expenses of $16 million primarily due to a decrease in recoverables from flood business.

The increase in total liabilities of 2.6%, or $50 million, from December 31, 1999 to June 30,2000 was mainly attributable to: i) a net increase in debt of $39 million resulting from the May 4, 2000; private placement of $91.5 and ii) unearned premiums increased by $29 million due to the premiums written fluctuation discussed above. These increases were offset by i) an overall decrease in reserves for loss and loss expenses of $10 million due mainly to the settlement of flood claims; and ii) a decrease in other liabilities of $8 million reflecting primarily the impact on agent profit sharing reserves from the 1999 program paid at the beginning of 2000.

YEAR 2000

Many currently installed computer systems and software products use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that were not "Year 2000" ("Y2K") compliant may have read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction. As a result, prior to the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effect associated with such compliance. Through July 2000, the Company did not experience Y2K related business disruptions internally or as a result of its dealings with suppliers or service providers.

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

As of July 31, 2000, the Company has not received any Y2K claims.

RECENT LEGISLATION REGARDING PRIVACY OF CONSUMER FINANCIAL INFORMATION

On June 1, 2000, federal regulators issued final regulations implementing the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act ("The Act"), governing the privacy of consumer financial information. The regulations become effective on November 13, 2000, and the date for compliance with the regulations is July 1, 2001. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to nonaffiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. It is anticipated that the states or the NAIC will adopt regulations that are at least as restrictive that will be imposed on insurance companies. This is an evolving area of regulation requiring the Company's continued monitoring.

While the Company believes it is in compliance with all currently effective and applicable laws effecting its operations, and the Company will before the effective date of the federal regulations review the steps necessary to comply with the Act, the Company can not currently quantify the financial impact it will incur to satisfy revised or additional regulatory requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in the Company's Annual Report on Form 10-K.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)        Reports on Form 8-K:
           There were no reports on Form 8-K filed during the period covered by this report.

SELECTIVE INSURANCE GROUP, INC.



                                INDEX TO EXHIBITS

Exhibit No.
-----------
   10.16a       Amendment Number 2, dated May 5, 2000, to the employment
                agreement between Selective Insurance Company of America and
                Gregory E. Murphy, filed herewith.

   10.16b Amendment Number 2, dated May 5, 2000, to the employment agreement between Selective Insurance Company of America and Jaime Ochiltree III, filed herewith.

   10.16c Amendment, dated May 5, 2000, to the employment agreement between Selective Insurance Company of America and James W.
                Coleman, filed herewith.

   10.16d       Employment Agreement, dated May 5, 2000, between Selective
                Insurance Company of America and Richard H. Eskow, filed herewith.

   10.16e       Termination Agreement, dated May 5, 2000, between Selective
                Insurance Company of America and Richard H. Eskow, filed herewith.

   10.16f       Employment Agreement, dated May 5, 2000, between Selective
                Insurance Company of America and Dale A. Thatcher, filed herewith.

   10.16g       Termination Agreement, dated May 5, 2000, between Selective
                Insurance Company of America and Dale A. Thatcher, filed herewith.

   10.27 Form of Note Purchase Agreement dated May 4, 2000 with respect to Selective Insurance Group, Inc. 8.63% Series A Senior Notes due May 4, 2007 and Series B Notes due May 4, 2010, filed herewith.

   10.28        Commercial Loan Note of $10,000,000 Line of Credit with First
                Union National Bank as of October 22, 1999 filed herewith.

   11 Statement Re: Computation of Per Share Earnings, filed herewith.

   27           Financial Data Schedule filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT




By: /s/ Dale A. Thatcher                                        August 14, 2000

-------------------------------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance and Chief Financial Officer




By: /s/ Gregory E. Murphy                                       August 14, 2000

-------------------------------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer