Form 10-Q
period 2000-09-30
SELECTIVE INSURANCE GROUP INC
filed 2000-11-14
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...September 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________


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

                                 (973) 948-3000
                       ----------------------------------
                         (Registrant's telephone number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of October 31, 2000:
25,124,435

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets

                                                                                 Unaudited
------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,        December 31,
($ in thousands, except share amounts)                                               2000                 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $237,542 - 2000; $271,604 - 1999)                             $   233,815               271,384
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,199,934 - 2000; $1,141,167 - 1999)                       1,194,099             1,122,786
Equity securities, available-for-sale - at fair value
     (cost of:  $119,890 - 2000; $115,626 - 1999)                                    264,796               251,998
Short-term investments - (at cost which approximates fair value)                      44,359                48,807
Other investments                                                                     15,545                15,963
                                                                                 -----------           -----------
Total investments                                                                  1,752,614             1,710,938

Cash                                                                                   5,627                 8,588
Interest and dividends due or accrued                                                 21,436                23,545
Premiums receivables                                                                 293,651               248,910
Other trade receivables                                                               19,347                15,488
Reinsurance recoverable on paid losses and loss expenses                               9,655                 9,797
Reinsurance recoverable on unpaid losses and loss expenses                           186,890               192,044
Prepaid reinsurance premiums                                                          34,573                32,531
Current Federal income tax                                                             6,699                 4,417
Deferred Federal income tax                                                            8,749                16,129
Real estate, furniture, equipment, and software development                           56,694                54,558
Deferred policy acquisition costs                                                    123,441               109,095
Goodwill                                                                              50,007                52,001
Other assets                                                                          28,318                29,504
                                                                                 -----------           -----------
     Total assets                                                                $ 2,597,701             2,507,545
                                                                                 ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                               $ 1,108,522             1,092,026
Reserve for loss expenses                                                            178,219               181,782
Unearned premiums                                                                    459,708               413,601
Convertible subordinated debentures                                                    3,858                 6,157
Short-term debt                                                                           --                51,302
Notes payable                                                                        166,928                75,428
Other liabilities                                                                    116,933               117,285
                                                                                 -----------           -----------
     Total liabilities                                                             2,034,168             1,937,581
                                                                                 -----------           -----------
STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 38,668,398 - 2000; 37,964,405 - 1999                                     77,337                75,929
Additional paid-in capital                                                            60,297                53,470
Retained earnings                                                                    522,264               514,477
Accumulated other comprehensive income                                                90,396                76,694
Treasury stock - at cost (shares: 13,481,920 - 2000; 11,406,722 - 1999)             (179,900)             (143,875)
Deferred compensation expense and notes receivable from stock sales                   (6,861)               (6,731)
                                                                                 -----------           -----------
     Total stockholders' equity                                                      563,533               569,964
                                                                                 -----------           -----------

     Total liabilities and stockholders' equity                                  $ 2,597,701             2,507,545
                                                                                 ===========           ===========


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income


($ in thousands, except per
share amounts)                                 Unaudited                              Unaudited
                                            Quarter ended                         Nine Months ended
                                             September 30                            September 30
                                      -----------------------------           -----------------------------
                                         2000                1999                2000                1999
                                      ---------           ---------           ---------           ---------
Revenues:
Net premiums written                  $ 218,658             211,166           $ 649,708             633,950
Net increase in unearned
premiums and prepaid                    (13,467)            (11,503)            (44,065)            (44,805)
   reinsurance premiums
                                      ---------           ---------           ---------           ---------
Net premiums earned                     205,191             199,663             605,643             589,145
Net investment income earned             24,459              23,756              72,257              70,684
Net realized gains (losses)                 (72)             (1,160)              2,647              31,041
Diversified insurance                    20,333              14,592              56,364              31,087
   services revenue
Other income                                915                 817               3,007               2,314
                                      ---------           ---------           ---------           ---------

  Total revenues                        250,826             237,668             739,918             724,271
                                      ---------           ---------           ---------           ---------

Expenses:
Losses incurred                         137,369             141,299             401,237             387,862
Loss expenses incurred                   20,243              18,674              56,184              55,622
Policy acquisition costs                 63,335              61,765             191,701             184,446
Dividends to policyholders                2,051               1,356               5,501               4,806
Interest expense                          3,787               2,463              10,029               6,780
Diversified insurance                    18,694              12,048              52,465              27,514
   services expenses
Other expenses                            1,221               1,692               5,571               4,242
                                      ---------           ---------           ---------           ---------
  Total expenses                        246,700             239,297             722,688             671,272
                                      ---------           ---------           ---------           ---------

Income (loss) before Federal              4,126              (1,629)             17,230              52,999
  income tax
                                      ---------           ---------           ---------           ---------

Federal income tax
  expense(benefit):
Current                                  (1,674)             (1,432)             (2,161)             13,045
Deferred                                    427              (2,132)                  2              (3,619)
                                      ---------           ---------           ---------           ---------
  Total Federal income tax               (1,247)             (3,564)             (2,159)              9,426
     expense (benefit)
                                      ---------           ---------           ---------           ---------

Net income                            $   5,373               1,935              19,389              43,573
                                      =========           =========           =========           =========

Earnings per share:
  Basic                               $    0.22                0.07           $    0.77                1.60
  Diluted                             $    0.21                0.07           $    0.73                1.51
Dividends to stockholders             $    0.15                0.15           $    0.45                0.44


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                             Unaudited                   Unaudited
                                                                           September 30               September 30
($ in thousands, except per share amounts)                                      2000                       1999
-----------------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                                      $    75,929                     74,833
   Dividend reinvestment plan
     (shares:  50,057-2000; 48,536-1999)                                          100                         97
   Convertible subordinated debentures
     (shares: :  324,710-2000; 7,342-1999)                                        649                         14
   Stock purchase and compensation plans
     (shares: 329,226-2000; 398,981-1999)                                         659                        798
                                                                          -----------                    -------
   End of period                                                               77,337                     75,742
                                                                          -----------                    -------

Additional paid-in capital:
   Beginning of year                                                           53,470                     45,449
   Dividend reinvestment plan                                                     763                        801
   Convertible subordinated debentures                                          1,627                         28
   Stock purchase and compensation plans                                        4,437                      6,213
                                                                          -----------                    -------
   End of period                                                               60,297                     52,491
                                                                          -----------                    -------

Retained Earnings:
   Beginning of year                                                          514,477                    477,118
   Net income                                                                  19,389        19,389       43,573        43,573
   Cash dividends to stockholders ($.45 per share-2000; $.44 per              (11,602)                   (12,271)
      share-1999)
                                                                          -----------                    -------
   End of period                                                              522,264                    508,420
                                                                          -----------                    -------

Accumulated other comprehensive income:
   Beginning of year                                                           76,694                    114,323
   Other comprehensive income-increase (decrease) in net
     unrealized gains on available-for-sale securities,
     net of deferred income tax effect                                         13,702        13,702      (45,877)      (45,877)
                                                                          -----------      --------      -------        -------
   End of period                                                               90,396                     68,446
                                                                          -----------                    -------
               Comprehensive income (loss)                                                   33,091                     (2,304)
                                                                                           ========                    ========

Treasury stock:
   Beginning of year                                                         (143,875)                   (97,990)
   Acquisition of treasury stock
     (shares: 2,075,198-2000; 1,388,363-1999)                                 (36,025)                   (26,111)
                                                                          -----------                    -------
   End of period                                                             (179,900)                  (124,101)
                                                                          -----------                    -------

Deferred compensation expense and notes receivable from stock sales:
   Beginning of year                                                           (6,731)                    (6,150)
   Deferred compensation expense                                               (2,434)                    (3,974)
   Amortization of deferred compensation expense and
     amounts received on notes                                                  2,304                      2,289
                                                                          -----------                    -------
   End of period                                                               (6,861)                    (7,835)
                                                                          -----------                    -------

Total stockholders' equity                                                $   563,533                    573,163
                                                                          ===========                    =======


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                          Unaudited
($ in thousands)                                                                 Nine Months ended September 30,
                                                                                    2000                1999
                                                                                 ---------           ---------
OPERATING ACTIVITIES
Net Income                                                                       $  19,389              43,573
                                                                                 ---------           ---------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                     18,087              35,957
Increase in unearned premiums, net of prepaid reinsurance premiums                  44,065              44,805
Federal income tax                                                                  (2,280)             (8,216)
Depreciation and amortization                                                       10,962               8,940
Increase in premiums receivables                                                   (44,741)            (46,560)
Increase in other trade receivables                                                 (3,859)             (2,711)
Increase in deferred policy acquisition costs                                      (14,346)             (9,612)
Decrease (increase) in interest and dividends due or accrued                         2,109                (627)
Decrease in reinsurance recoverable on paid losses and loss expenses                   142                 482
Net realized gains on investments                                                   (2,648)            (31,041)
Other- net                                                                             661              11,637
                                                                                 ---------           ---------
Net adjustments                                                                      8,152               3,054
                                                                                 ---------           ---------
Net cash provided by operating activities                                           27,541              46,627
                                                                                 ---------           ---------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                   (124,563)           (297,564)
Purchase of equity securities, available-for-sale                                  (19,831)             (7,119)
Purchase of other investments                                                       (2,221)               (443)
Purchase and subsequent adjustments of subsidiaries acquired                        (5,988)            (29,004)
Sale of debt securities, available-for-sale                                         15,912             127,901
Redemption and maturities of debt securities, held-to-maturity                      37,543              65,939
Redemption and maturities of debt securities, available-for-sale                    49,058              24,979
Sale of equity securities, available-for-sale                                       19,332              66,136
Proceeds from other investments                                                      2,639                 160
Increase (decrease) in net payable for security transactions                         8,652             (14,164)
Net additions to real estate, furniture, equipment and software development         (8,657)             (5,182)
                                                                                 ---------           ---------
Net cash used in investing activities                                              (28,124)            (68,361)
                                                                                 ---------           ---------

FINANCING ACTIVITIES
Dividends to stockholders                                                          (11,602)            (12,271)
Acquisition of treasury stock                                                      (36,025)            (26,111)
Net proceeds from notes payable                                                     88,440                  --
Paydown of (proceeds from) short-term debt                                         (51,302)             18,495
Net proceeds from dividend reinvestment plan                                           863                 898
Net proceeds from stock purchase and compensation plans                              5,096               7,011
Increase in deferred compensation expense and amounts received on notes receivable from stock sales
                                                                                    (2,296)             (3,922)
                                                                                 ---------           ---------
Net cash provided by (used in) financing activities                                 (6,826)            (15,900)
                                                                                 ---------           ---------

Net decrease in short-term investments and cash                                     (7,409)            (37,634)
Short-term investments and cash at beginning of year                                57,395              58,836
                                                                                 ---------           ---------
Short-term investments and cash at end of year                                   $  49,986              21,202
                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                         $   7,674               7,873
Federal income tax                                                                      --              17,628
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                    2,299                  42


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

      During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which is required to be adopted in the fourth quarter of 2000. The Company believes that its accounting for revenue recognition complies with the requirements of SAB 101 and does not anticipate the adoption to have a material effect on the Company's result of operations or financial condition.


4.    SEGMENT INFORMATION

      The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments which are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services. The Insurance Operations segment is evaluated based on Generally Accepted Accounting Principles ("GAAP") underwriting results, Investments are evaluated based on after-tax investment returns, and Diversified Insurance Services is evaluated based on results of operations in accordance with GAAP. The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Management of the investment portfolio is separate from the insurance underwriting segment and, therefore, has been classified as a segment. The operating results of the Investments segment take into account net investment income and net realized gains and losses. The Diversified Insurance Services business is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of the flood business managed by the Company for the National Flood Insurance Program, medical cost containment operations, professional employer organization operations, software development and program administration operations, and fee based income from alternative market affiliation programs. The segment's results are determined taking into account the net revenues generated in each of the businesses, less the costs of operation.

      In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income tax. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

      The following summaries present revenues (net investment income and net realized gains (losses) in the case of the investments segment) and pre-tax income for the individual segments:


         Revenue by segment

                                                                                                  Unaudited, Nine
($ in thousands)                                          Unaudited, Quarter                       Months ended
                                                         ended September 30,                      September 30,
                                                    -----------------------------           ---------------------------
                                                       2000                1999                2000               1999
------------------------------------------          ---------           ---------           ---------          ---------
INSURANCE OPERATIONS:

Commercial lines net premiums earned                $ 153,249             142,634           $ 447,290            417,914

Personal lines net premiums earned                     51,942              57,029             158,353            171,231
                                                    ---------           ---------           ---------          ---------
Total insurance operations revenues                   205,191             199,663             605,643            589,145

INVESTMENTS:
Net investment income                                  24,459              23,756              72,257             70,684
Net realized (losses) gains on investments                (72)             (1,160)              2,647             31,041
                                                    ---------           ---------           ---------          ---------
Total investment revenues                              24,388              22,596              74,904            101,725


DIVERSIFIED INSURANCE SERVICES REVENUES                20,333              14,592              56,364             31,087
                                                    ---------           ---------           ---------          ---------

 Total revenues all segments                          249,911             236,851             736,911            721,957
                                                    ---------           ---------           ---------          ---------

Other income                                              915                 817               3,007              2,314
                                                    ---------           ---------           ---------          ---------

 TOTAL REVENUES                                     $ 250,826             237,668           $ 739,918            724,271
                                                    =========           =========           =========          =========

         Income or (loss) before Federal income tax by segment
         -----------------------------------------------------

                                                                                                 Unaudited, Nine
($ in thousands)                                         Unaudited, Quarter                        Months ended
                                                          ended September 30,                     September 30,
                                                      ---------------------------           ---------------------------
                                                        2000               1999               2000               1999
--------------------------------------------          --------           --------           --------           --------
INSURANCE OPERATIONS:
Commercial lines underwriting                         $(11,081)           (17,429)          $(30,799)           (36,620)
Personal lines underwriting                             (6,324)            (5,876)           (17,488)            (5,943)
                                                      --------           --------           --------           --------
Underwriting loss, before Federal income tax           (17,405)           (23,305)           (48,287)           (42,563)

INVESTMENTS:
Net investment income                                   24,459             23,756             72,257             70,684
Net realized gains on investments                          (72)            (1,160)             2,647             31,041
                                                      --------           --------           --------           --------
Total investment income, before Fed. Income             24,387             22,596             74,904            101,725
   tax

DIVERSIFIED INSURANCE SERVICES:

Income before federal income tax                         1,640              2,544              3,900              3,573
                                                      --------           --------           --------           --------

TOTAL ALL SEGMENTS                                       8,622              1,835             30,517             62,735

Interest expense                                        (3,787)            (2,463)           (10,029)            (6,780)

General corporate expenses                                (709)            (1,001)            (3,258)            (2,956)
                                                      --------           --------           --------           --------

INCOME BEFORE FEDERAL INCOME TAX                      $  4,126             (1,629)          $ 17,230             52,999
                                                      ========           ========           ========           ========

5.    REINSURANCE

      The following is a table of assumed and ceded amounts by income statement caption:

                                         Unaudited,                             Unaudited, Nine
                                       Quarter ended                             Months ended
                                        September 30,                            September 30,
-----------------------------------------------------------------------------------------------------

($ in thousands)                   2000               1999                  2000               1999
-----------------------------------------------------------------------------------------------------
Premiums written:
Assumed (1)                      $  5,326              5,336              $ 11,490             15,574
Ceded                             (26,668)           (23,596)              (71,047)           (61,379)

Premiums earned:
Assumed(1)                          4,075              5,228                10,642             16,315
Ceded                             (23,399)           (21,677)              (69,005)           (60,821)

Losses incurred:
Assumed(1)                          1,925              3,849                 3,146             11,129
Ceded                             (20,935)           (71,920(2)            (52,888)          (105,567)(2)

Loss expenses incurred:
Assumed(1)                            257                286                   729              1,222
Ceded                                (550)              (844)               (1,669)            (2,013)

1. Assumed business has declined when compared to prior year due to a decrease in involuntary commercial automobile plan business.

2. As a "write-your-own" carrier for the Federal government, the Company incurred approximately 2,000 flood claims from Hurricane Floyd. These claims generated $33 million in incurred losses ceded to the National Flood Insurance Program (NFIP) for both the quarter and nine months ended September 30, 1999.

      The Company is reinsured for losses incurred in excess of $75,000 on all New Jersey Personal Injury Protection (PIP) claims. During 1999, the Company performed a comprehensive review of New Jersey PIP claims and determined that 27 claims should be re-classified to "lifetime" benefit status. Adjusting outstanding loss reserves to new ultimate projections resulted in additional loss reserves of $29 million for the quarter ended September 30, 1999 and $40 million for nine months ended September 30, 1999. Because these claims had all breached the $75,000 retention limit, substantially all of these additional reserves were ceded to the New Jersey Unsatisfied Claims Judgement Fund for reimbursement to the Company in accordance with state law.


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

RESULTS OF OPERATIONS

The following discussion is a comparison of the third quarter ended September 30, 2000 ("Third Quarter 2000") and the nine month period ended September 30, 2000 ("Nine Months 2000") to the third quarter ended September 30, 1999 ("Third Quarter 1999") and the nine month period ended September 30, 1999 ("Nine Months 1999").

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services. All segments are evaluated based on their underwriting or operating results, which are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). For an additional description of these accounting policies, refer to Note 1 to the Company's Consolidated Financial Statements on pages 41 through 43 of the Annual Report on Form 10-K for the year ended December 31, 1999. Also, see Note 4 to the September 30, 2000 Unaudited Consolidated Financial Statements beginning on page 6 of this Quarterly Report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

INSURANCE OPERATIONS SEGMENT

      ($ in thousands)
                                               Unaudited, Quarter ended            Unaudited, Nine Months ended
                                                    September 30,                          September 30,
                                              2000                1999                2000                1999
                                           ---------           ---------           ---------           ---------
      TOTAL INSURANCE OPERATIONS
      Net premiums written                 $ 218,658             211,166             649,708             633,950
                                           =========           =========           =========           =========
      Net premiums earned                  $ 205,191             199,663             605,643             589,145
      Losses and loss expenses               157,612             159,973             457,421             443,484
         incurred
      Net underwriting expenses               62,933              61,651             191,008             183,430
         incurred
      Dividends to policyholders               2,051               1,344               5,501               4,794
                                           ---------           ---------           ---------           ---------
      Underwriting  loss                   $ (17,405)            (23,305)            (48,287)            (42,563)
                                           ---------           ---------           ---------           ---------
      GAAP RATIOS:
      Loss and loss expense ratio             76.8 %                80.1              75.5 %                75.3
      Underwriting expense ratio              30.7 %                30.9              31.5 %                31.1
      Dividends to policyholders               1.0 %                 0.7               0.9 %                 0.8
         ratio
                                           ---------           ---------           ---------           ---------
      Combined ratio                         108.5 %               111.7             108.0 %               107.2
                                           =========           =========           =========           =========

Net premiums written for Third Quarter 2000 increased approximately $ 7 million, or 4%, to $219 million, and $15 million, or 3%, to $650 million for Nine Months 2000. Net premiums written included $43 million for Third Quarter 2000 and $130 million for Nine Months 2000 in new business net premiums written compared to $59 million for Third Quarter 1999 and $166 million for Nine Months 1999. The growth in net premiums written, despite lower net premiums written from new business numbers, reflected renewal premium increases in commercial lines of 14% for Third Quarter 2000 and 12% for Nine Months 2000.

Commercial lines net premiums written grew 6.3% for Third Quarter 2000 and 7.1% for Nine Months 2000 compared to the comparable periods of 1999. This growth was partially offset by a 4.3% decrease in personal lines net premiums written for Third Quarter 2000 and a 9.6% decrease for Nine Months 2000 primarily due to a decline in New Jersey private passenger automobile net premiums written. Beginning in October 1999, the Company began to pay a fixed fee of 17.5% of the New Jersey involuntary Personal Automobile Insurance Program ("PAIP") premiums to a servicing carrier in exchange for the carrier taking on the Company's responsibility to write a share of this business.

The combined ratio for Third Quarter 2000 decreased 3.2 points to 108.5% due to a decrease in the ratio of losses and loss expenses incurred to net premiums earned when compared to the Third Quarter 1999. The Third Quarter 1999 loss and loss expense ratio of 80.1% included 7.0 points resulting from Hurricane Floyd which occurred in September 1999, while the Third Quarter 2000 loss and loss expense ratio of 76.8% included only 0.8 points due to weather related catastrophes. The combined ratio for Nine Months 2000 increased 0.8 points to 108% from 107.2% in Nine Months 1999. The impact of weather related catastrophes on the loss and loss expense ratio for Nine Months 2000 decreased 2.2 points compared to Nine Months 1999. Offsetting the benefit of fewer catastrophes was deterioration in Third Quarter and Nine Months 2000 loss ratios caused by: i) the lingering effects of pricing competition on current accident year results; ii) the continuing effect of the rate roll back and Urban Enterprise Zone ("UEZ") business on New Jersey personal automobile insurance; and iii) and deteriorating personal automobile loss ratios in those states which we have expanded that business.

The Company is pursuing an ongoing plan to improve performance, including the following steps: i) improved pricing in both personal and commercial lines by filing for base rate increases, limiting the use of pricing credits, and limiting the amount of business placed in preferred pricing programs; ii) managing business growth through stronger underwriting criteria to focus on underwriting risks which support our business strategy; and iii) a pending New Jersey rate filing for increased personal lines rates.

The underwriting expense ratio decreased 0.2 points, to 30.7%, for Third Quarter 2000 when compared to the Third Quarter 1999 and increased 0.4 points, to 31.6%, for Nine Months 2000 when compared to Nine Months 1999. The Company is implementing automation, service and expense control strategies to eliminate processing duplication and reduce overhead expense. These actions include: i) the consolidation of the two New Jersey offices and the consolidation of the Richmond, Virginia and Chesapeake, Maryland regional offices in conjunction with the formation of a service center that is being piloted in Richmond beginning in December 2000; and ii) streamlined processing for small commercial lines accounts that will improve service to our agents and reduce expenses. The office consolidation began during Third Quarter 2000 and is expected to be completed during the second quarter of 2001. The Company expects the savings generated by the office consolidations will be offset by the expense incurred to start-up the service center.

                          Commercial Lines Underwriting

      COMMERCIAL LINES                           Unaudited, Quarter                    Unaudited, Nine Months
                                                 ended September 30,                     ended September 30,
      ($ in thousands)                        2000                1999                2000                 1999
                                           ---------           ---------           ---------            ---------
      GAAP INSURANCE OPERATION
      RESULTS
      Net premiums written                 $ 166,896             157,078           $ 492,436              459,916
                                           =========           =========           =========            =========
      Net premiums earned                  $ 153,249             142,634             447,290              417,914
      Losses and loss expenses               112,585             110,530             325,334              309,312
      incurred
      Net underwriting expenses               49,694              48,189             147,254              140,428
      incurred
      Dividends to policyholders               2,051               1,344               5,501                4,794
                                           ---------           ---------           ---------            ---------
      Underwriting loss                    $ (11,081)            (17,429)          $ (30,799)             (36,620)
                                           ---------           ---------           ---------            ---------
      GAAP RATIOS:
      Loss and loss expense ratio             73.5 %                77.5                72.7%                74.0
      Underwriting expense ratio              32.4 %                33.8                32.9%                33.6
      Dividends to policyholders               1.3 %                 0.9                 1.2%                 1.1
      ratio
                                           ---------           ---------           ---------            ---------
      Combined ratio                         107.2 %               112.2               106.8%               108.7
                                           =========           =========           =========            =========

Commercial Lines Underwriting, which consists of six strategic business units ("SBUs"), accounted for approximately 76% of net premiums written during both Third Quarter 2000 and Nine Months 2000. Net premiums written increased $10 million, or 6%, for Third Quarter 2000, and $ 32 million, or 7%, for Nine Months 2000 compared to the same periods in 1999. These included $33 million and $98 million in new business net premiums written for Third Quarter 2000 and Nine Months 2000, compared to $47 million and $134 million for the same periods one year ago. We believe that pricing in commercial lines is improving as the market has seen price increases industry wide. In the Third Quarter 2000, the Company increased its premium on renewal business approximately 14%, a level that has continued into October 2000. For Nine Months 2000 our renewal premium increased by approximately 12%.The benefit of price increases will have a more significant impact in 2001 when price increases will be fully reflected in earned premium.

The Commercial Lines combined ratio decreased 5 points to 107.2% in Third Quarter 2000 compared to Third Quarter 1999 and decreased 1.9 points to 106.8% in Nine Months 2000 when compared to Nine Months 1999. The impact of weather-related catastrophe losses decreased 6.1 points in Third Quarter 2000 compared to Third Quarter 1999 and decreased 2.5 points for Nine Months 2000 compared to Nine Months 1999.

                           Personal Lines Underwriting

                                                Unaudited, Quarter                     Unaudited, Nine Months
      PERSONAL LINES                             ended September 30,                     ended September 30,
       ($ in thousands)                       2000                 1999                2000                1999
                                           ---------            ---------           ---------           ---------
      GAAP INSURANCE OPERATION
      RESULTS
      Net premiums written                 $  51,762               54,088           $ 157,272             174,034
                                           =========            =========           =========           =========
      Net premiums earned                  $  51,942               57,029             158,353             171,231
       Losses and loss expenses               45,027               49,443             132,087             134,172
       incurred
       Net underwriting expenses              13,239               13,462              43,754              43,002
       incurred
                                           ---------            ---------           ---------           ---------
      Underwriting (loss) or gain          $  (6,324)              (5,876)            (17,488)             (5,943)
                                           ---------            ---------           ---------           ---------
      GAAP RATIOS:
      Loss and loss expense ratio               86.7%                86.7              83.4 %                78.4
      Underwriting expense ratio                25.5%                23.6              27.6 %                25.1
                                           ---------            ---------           ---------           ---------
      Combined ratio                           112.2%               110.3             111.0 %               103.5
                                           =========            =========           =========           =========

Personal Lines net premiums written decreased $2 million, or 4%, to $52 million for Third Quarter 2000 when compared to Third Quarter 1999 and included new business net premiums written of $10 million compared to $12 million in Third Quarter 1999. The decrease in net premiums written reflected a $3 million decrease in New Jersey PAIP business because the Company began transferring this business to a third party carrier in the fourth quarter of 1999. This decrease was partially offset by growth in Third Quarter 2000 of $4 million in net premiums written in the expansion states when compared to Third Quarter 1999.

The Nine Months 2000 decrease in Personal Lines net premiums written of $17 million, or 10%, to $157 million reflected a $27 million decrease in New Jersey personal automobile net premiums written due to: i) a $13 million decrease due to PAIP business transferred to a third party carrier; ii) a $2 million decrease in involuntary UEZ business; and iii) the effects of the 15% rate rollback mandated by the New Jersey auto reform legislation effective March 1999 on New Jersey personal automobile premium. These decreases were partially offset by personal lines net premium written growth of $15 million in our expansion states when compared to Nine Months 1999. Net premiums written in Nine Months 2000 included $32 million in new business net premiums written compared to $35 million in Nine Months 1999. Due to intense price competition, the Company has seen a decline in the retention of personal automobile policies as well as new personal automobile policies in South Carolina because the Company is maintaining its pricing standards. As a result, third quarter 2000 reflected a $1 million decrease and Nine Months 2000 reflected a $5 million decrease in personal lines premiums written in the Southern region.

The UEZ Program requires New Jersey auto insurers to write, at the Company's voluntary rate levels, an amount of involuntary urban auto insurance proportionate to their voluntary market share, which is currently estimated at 3.1% for the Company. As of September 2000, the Company believes it is in compliance with the assigned number of policies required under the plan and expects to remain in compliance for the balance of 2000. Net premiums written under the involuntary UEZ program remained flat for Third Quarter 2000 and decreased $2 million for Nine Months 2000 from $6 million to $4 million for the same period in 1999. The assigned UEZ business reflects a higher concentration of "liability only" policies which have historically been very unprofitable. As a result, the Company is seeking to write on a voluntary basis, more adequately priced full coverage business in these territories while managing in-force policy counts to the state mandated quota.


The Personal Lines SBU combined ratio was 112.2% for Third Quarter 2000, up 1.9 points from the same period in 1999. The increase was partially due to an increase in the underwriting expense ratio for personal lines of 1.9 points. The underwriting expense ratio reflected an increase of 1.0 points due to a constant level of underwriting expenses and decreasing premiums earned that are discussed above. The impact of weather related catastrophes on the loss and loss expense ratio decreased in Third Quarter 2000 by 6.4 points compared to Third
Quarter 1999. Continued poor performance of UEZ business and the continued impact of the New Jersey rate rollback offset the benefit of decreased catastrophes. Additionally, the expansion states have generated higher loss ratios in personal lines. The high loss ratios were expected as a cost of expanding into new markets. The personal lines personal automobile loss ratio for the expansion states for Third Quarter 2000 increased to 97.3% compared to 91.4% in Third Quarter 1999 . New business in our preferred pricing tier is performing within our expectation, however business placed in our higher priced rating tiers is performing poorly. As a result, the Company has significantly slowed the growth of new business in these states, reducing writing personal automobile business for insureds with at-fault accidents until rate filings are complete and the rates have been adjusted.

The Personal Lines SBU combined ratio was 111.0% for Nine Months 2000, up 7.5 points from Nine Months 1999. This increase was primarily due to an increase in the loss and loss expense ratio of 5.0 points for Nine Months 2000. The impact of catastrophes on the loss and loss expense ratio decreased by 1.2 points in Nine Months 2000 compared to Nine Months 1999. New Jersey automobile loss ratios have increased 3.6 points primarily due to the 15% rate rollback and unprofitable assigned UEZ business which generated a combined ratio of 233% for Nine Months 2000 compared to a combined ratio of 215% for Nine Months 1999. Voluntary UEZ business, which has a higher percentage of full coverage policies, has a combined ratio approximately 70 points lower than the assigned business for Nine Months 2000. As assigned business lapses, the Company is attempting to replace it with voluntary full coverage UEZ business while closely managing to our state mandated quota. In addition, the combined ratio for personal automobile business in the expansion states increased 0.9 points when compared to Nine Months 1999. The underwriting expense ratio increased 2.5 points, to 27.6%, for Nine Months 2000 compared to 25.1% for Nine Months 1999. One million dollars in PAIP servicing carrier fees paid in Nine Months 2000 compared to zero in Nine Months 1999, when the servicing contract was not in effect, increased the ratio 0.6 points. A constant level of underwriting expenses spread over decreasing premiums earned caused the remaining increase in the ratio.

The Company believes that its New Jersey automobile rates remain inadequate, and in July 2000 the Company has filed for an overall 18.9% rate increase. The filing seeks to increase the Company's liability rates which have historically been inadequate and to reduce physical damage rates which are redundant. In August 2000, the New Jersey Insurance Department deemed the filing complete, and as of October 2000 the New Jersey Insurance Department completed its initial review of the application. A hearing with an Administrative Law Judge is tentatively scheduled for January 2001. The Company does not expect resolution in the near term due to the long and difficult nature of the process.

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

As a result of reinsurance pricing, the Company increased the retention on its property treaty excess of loss program to cover each property occurrence in excess of $1 million up to $15 million effective July 1, 2000. Prior to this change each property occurrence in excess of $750,000 was covered up to $15 million. The Company estimates that this change will result in a net additional cost of $2 million related to both reinsurance premiums and retained loss costs compared to the twelve month policy period ended July 1, 2000.

INVESTMENTS SEGMENT

Net investment income earned for Third Quarter 2000 remained relatively flat at $24 million compared to Third Quarter 1999 and was $72 million for Nine Months 2000 compared to $71 million for Nine Months 1999. Net investment income earned after tax of $19 million for Third Quarter 2000 and $55 million for Nine Months 2000 , also remained relatively flat compared to the same periods during 1999. The Company had a 4.4% annualized after-tax investment yield for Nine Months 2000, up slightly from 4.3% in Nine Months 1999. The rates currently available to the Company for investment are generating an after-tax return of approximately 4.75%. Net realized losses for Third Quarter 2000 decreased $1 million to zero compared to Third Quarter 1999. Net realized gains decreased $28 million to $3 million for Nine Months 2000 compared to Nine Months 1999. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                          Unaudited                              Unaudited,
                                                        Quarter ended                        Nine Months ended
                                                         September 30,                         September 30,
      --------------------------------------------------------------------------------------------------------------
       ($ in thousands)                            2000                1999                2000                1999
      --------------------------------------------------------------------------------------------------------------
      FLOOD INSURANCE
      Net Revenue                               $  3,460               3,729            $  8,947               8,044
      Income Before Federal Income                   457               1,753               1,422               2,571
      Tax
      MEDICAL COST CONTAINMENT
         Managed Care
         Net Revenue                               2,481               1,372               6,245               4,727
         Income Before Federal Income                684                 157               1,503                 765
         Tax
         Preferred Provider
         Organization
         Net Revenue                               1,737                 860               4,398                 860
         Income Before Federal Income                447                 241                 739                 241
         Tax
      PROFESSIONAL EMPLOYER
      ORGANIZATION
      Net Revenue                                  7,312               4,805              21,673               4,805
      Income Before Federal Income Tax                (1)                471                 347                 471
      SOFTWARE DEVELOPMENT AND
      PROGRAM ADMINISTRATION
      Net Revenue                                  4,917               3,826              14,119              12,651
      Loss Before Federal Income Tax                 (16)                (78)               (293)               (475)
      OTHER
      Net Revenue                                    426                 N/A                 982                 N/A
      Income Before Federal Income Tax                69                 N/A                 182                 N/A
      TOTAL
      Net Revenue                                 20,333              14,592              56,364              31,087
      Income Before Federal Income Tax             1,640               2,544               3,900               3,573
      Net Income                                   1,046               1,611               2,455               2,245
      Return on Net Revenue                          5.1%               11.0%                4.4%                7.2%


Diversified Insurance Services businesses generated $20.3 million of net revenue and $1.0 million of net income for Third Quarter 2000 compared to $14.6 million of net revenue and $1.6 million of net income for Third Quarter 1999. The segment generated a return on net revenue of 5.1% for the Third Quarter 2000 compared to 11.0% for Third Quarter 1999. These same businesses generated $56.4 million of net revenue and $2.5 million of net income for Nine Months 2000 compared to $31.1 million of net revenue and $2.2 million of net income for Nine Months 1999. The segment generated a return on net revenue of 4.4% for the Nine Months 2000 compared to 7.2% for Nine Months 1999.

The increase in quarter-to-quarter and year-to-year revenues are partially the result of the two acquisitions in Third Quarter 1999, Selective Hr Solutions, formerly Modern Employers Inc. and Consumer Health Network. These acquisitions were purchased during the Third Quarter 1999 and as such Third Quarter and Nine Months 1999 results do not include a full period's worth of activity. Further impacting the comparison of this segment's net revenue to the same periods a year ago, is approximately $1.25 million in additional claim fee revenues generated by servicing flood business in Third Quarter 1999 that were directly attributable to Hurricane Floyd. Current year results do not reflect revenues from any event of that magnitude.

During the Third Quarter 2000, the Company continued marketing, through independent insurance agents, the Professional Employer Organizational ("PEO") payroll and human resource services to small and medium commercial liability accounts. The related cost of building up the sales force staff to work with these agents in this effort, along with the impact of Hurricane Floyd in 1999 were the primary reasons for the decline in our return on revenue compared to the same periods a year ago. The focus of our Diversified Insurance Services businesses continues to be revenue growth, geographic expansion and cross marketing opportunities.

Flood Insurance

Selective is a servicing carrier for the National Flood Insurance Program. The Company provides a market for flood insurance to its agents, including flood-only appointed agents, across the country. The premiums collected by the Company are ceded 100% to the federal government. As a servicing carrier, Selective bears no risk of policyholder loss. The Company receives a servicing fee from which it pays agency commissions and other related expenses. In addition to the underwriting fees, the Company receives fees for handling claims. Together these fees generated $3.5 million of revenue for the Third Quarter 2000 compared to $3.8 million for Third Quarter 1999 and $8.9 million of revenue for Nine Months 2000 compared to $8.0 million for Nine Months 1999. The resulting pre-tax profit for this unit was $0.5 million for Third Quarter 2000 compared to $1.8 million for Third Quarter 1999 and $1.4 million for Nine Months 2000 compared to $2.6 million for Nine Months 1999.

Selective has experienced a 17.1% increase in its policies in force offered through the National Flood Insurance Program since the Third Quarter 1999, which has translated into a 28.4% and 31.5% increase in premiums for the Third Quarter and Nine Months 2000 compared to the same periods a year ago. This increase in our premium base has positively impacted both the revenues and net income for this line of business. The growth in our underwriting fee revenue has been partially offset by the decrease in the claims bandling fee revenue and net income which included $1.25 million of revenue and $0.8 million in related net income attributable to Hurricane Floyd. Third Quarter and Nine Months 2000 net income has been further decreased by the start-up costs associated with the development of the new flood processing system.

Medical Cost Containment - Alta Services and Consumer Health Network

Alta Services, LLC ("Alta") manages workers' compensation and automobile medical claims for the underwriting subsidiaries of the Company, for unrelated companies, and for self-insured businesses and employer groups. Alta bears no underwriting risk and offers a full array of medical cost containment services.

Alta generated revenue of $2.5 million for Third Quarter 2000 compared to $1.4 million for Third Quarter 1999 and $6.2 million for Nine Months 2000 compared to $4.7 million in Nine Months 1999. Pre-tax net income increased in 2000 to $0.7 million for Third Quarter 2000 and $1.5 million for Nine Months 2000, from $0.2 million for Third Quarter 1999 and $0.8 million in Nine Months 1999.

Consumer Health Network ("CHN"), acquired in July 1999, is a preferred provider organization ("PPO"), which develops networks of medical providers and leases these networks to insurers, large employers, third party administrators (such as Alta Services), unions and other entities that pay medical claims. In return for bringing the medical providers patients, the PPO negotiates discounts for its customers. CHN generated revenue of $1.7 million in Third Quarter 2000 compared to $0.9 million in Third Quarter 1999 and $4.4 million in Nine Months 2000 compared to $0.9 million in Nine Months 2000. Pre-tax net income was $0.5 million for Third Quarter 2000 compared to $0.2 million in Third Quarter 1999 and $0.7 million Nine Months 2000 compared to $0.2 million for Nine Months 1999. The comparisons of the period to period results are being impacted by the fact the CHN was not acquired until July 31, 1999.


Professional Employer Organization ("PEO") - Selective HR Solutions

Selective HR Solutions ("SHRS"), acquired in July 1999, provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation to small or mid-sized businesses.

As independent agents write insurance for about 70% of the small business (those with 25 or less employees) insurance market, the Company believes it can successfully market the PEO product in its operating territories through its agents. The Company is steadily introducing the PEO product in its operating territories throughout 2000 and 2001, building on existing agent/business owner relationships. The marketing and selling of PEO services is expected to generate business opportunities for Alta and CHN. SHRS will also begin using an Internet-enabled payroll and benefits management system in 2000, which is expected to further improve efficiency and service levels. SHRS generated $7.3 million in revenue during Third Quarter 2000 compared to $4.8 million in Third Quarter 1999 and $0.0 million in pre-tax net income for Third Quarter 2000 compared to $0.5 million in Third Quarter 1999. For Nine Months 2000, SHRS generated $21.7 million in revenue compared to $4.8 in Nine Months 1999 and $0.4 million in net income for Nine Months 2000 compared to $0.5 million for Nine Months 1999. The comparisons of the period to period results are being impacted by the fact that Selective HR Solutions was not acquired until July 21, 1999. Investments in hiring and training additional employees has greatly reduced pre-tax profit levels in the Third Quarter and Nine Months ended 2000. We expect these investments to continue at the current level throughout 2000.

Software Development and Program Administration - PDA Software Services, Inc.

PDA Software Services, Inc. ("PDA") was acquired in late 1998. PDA has assisted in the development of the Company's automated claim and flood processing systems. In addition, PDA provides administrative services to the federal government's Women, Infants and Children ("WIC") nutritional program administered by the states. Currently, PDA administers the WIC program in 15 states.

PDA incurred a pre-tax loss of $16,000 and $293,000 for Third Quarter 2000 and Nine Months 2000 compared to a pre-tax loss of $78,000 and $475,000 during the same periods a year ago. The loss is partially attributable to the amortization of goodwill as well as retention bonuses paid to several key employees. The employment retention bonuses will continue as a charge against income through 2002. Revenues for Third Quarter 2000 were $4.9 million and $14.1 million for Nine Months 2000, compared to $3.8 million and $12.7 million for the same periods in 1999.


FEDERAL INCOME TAXES

Total Federal income tax expense remained relatively flat at a benefit of $1.6 million for Third Quarter 2000 compared to a benefit of $1.4 million for Third Quarter 1999. It decreased $15 million to a benefit of $2 million for Nine Months 2000 compared to an expense of $13 million for Nine Months 1999. The decrease for Nine Months 2000 reflects lower income for the year mainly due to decreased realized gains. The Company's effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. ("The Parent") is an insurance holding company whose principal assets are its investments in its insurance and diversified insurance services subsidiaries. As an insurance holding company, The Parent meets its cash requirements through dividends from its insurance subsidiaries, the payments of which are subject to state regulatory requirements, and proceeds from the sales of common stock and debt. The Parent's cash requirements include principal payments on the senior notes, interest payments, dividends to policyholders and stockholders as well as the cost of shares of common stock repurchased under its common stock repurchase program, which commenced in 1996. As of September 30, 2000, the Company had repurchased a total of 6.9 million shares at a total cost of $131 million under the program, with 0.5 million shares repurchased during Third Quarter 2000 at a total cost of $9 million. For Nine Months 2000, the Company purchased 2 million shares at a total cost of $35 million. There remains Board approval to purchase an additional 1.1 million shares.

On May 4, 2000, The Parent successfully completed a private placement bond offering in the amount of $91.5 million. The offering consists of two tranches: a five year average life tranche of $30 million at 8.63% and an eight year average life tranche of $61.5 million at 8.87%. The majority of the proceeds, $68.2 million, were used to pay off the outstanding balances on lines of credit.

In addition to the cash requirements of the parent, the overall obligations and cash outflow of the Company also include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases and capital expenditures with respect to the Company's automation initiatives. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments. Cash provided by operating activities was $28 million for Nine Months 2000 compared to $47 million for Nine Months 1999. The $19 million decrease in cash provided by operating activities was primarily due to a decrease in the underwriting cash flow of $44 million. This decline is made up of the following:
An increase in catastrophe losses paid of $2 million; an increase in underwriting expenses paid of $8 million due to increased overall compensation and benefits as well as PAIP fees discussed earlier; increased disposal rates for claims as a result of our efforts to close claims faster in order to mitigate ultimate losses and a deterioration in underwriting results discusses previously. These decreases were partially offset by increased premium collections of $13 million as a result of higher prices. These decrease in federal taxes paid $18 million is due to reduced capital gains.

Total assets increased 3.6%, or $90 million, from December 31, 1999 to September 30, 2000. This increase was primarily due to (i) the increase in premium receivables of $45 million resulting from the Company's book of business which generates higher volumes of premiums written through the first nine months of each year compared to the fourth quarter. The seasonality in premium volume has a corresponding impact on outstanding receivables, (ii) an increase in total investments of $42 million due to an increase of $24 million in unrealized gains in the held for sale debt portfolio, as well as additional purchases made due to positive operating cash flow; and (iii) increase in deferred policy acquisition costs of $14 million due to the increase in unearned premiums. These increases were offset by a decrease in the deferred Federal income tax asset of $7 million due to the increase in unrealized gains mentioned above and a decrease in reinsurance recoverable on unpaid losses and loss expenses of $5 million.

The increase in total liabilities of 5%, or $97 million, from December 31, 1999 to September 30, 2000 was attributable to: (i) a net increase in debt of $40 million resulting from the May 4, 2000 private placement of notes in the principal amount of $91.5 million; (ii) unearned premiums increased by $46 million due to the higher level of premiums written during the first nine months of the year as discussed above and (iii) an increase in reserve for losses of $16 million.


YEAR 2000

Many computer systems and software products used only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that were not "Year 2000" ("Y2K") compliant may have read the year as 1900 causing malfunctions and miscalculations. Through October 2000, the Company did not experience Y2K related business disruptions internally or as a result of its dealings with suppliers or service providers and The Company has not received any Y2K claims.


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

While the Company believes it is in compliance with all currently effective and applicable laws effecting its operations, and the Company will before the effective date of the federal regulations review the steps necessary to comply with applicable privacy laws and regulations, the Company can not currently quantify the financial impact it will incur to satisfy revised or additional regulatory requirements.

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

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

Effective January 1, 2001, the Company will adopt a codified set of statutory accounting principles as required by the National Association of Insurance Commissioners. The changes to the statutory accounting principles will reduce the differences within statutory accounting permitted practices between states. The Company has estimated that the adoption of the codified statutory accounting principles will have a minimal impact to the Risk Based Capital ratios for the insurance subsidiaries and will not impact the dividend paying capabilities of the insurance subsidiaries.

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


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT




By: /s/ Dale A. Thatcher                              November 14, 2000
-------------------------------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance and Chief Financial Officer




By: /s/ Gregory E. Murphy                             November 14, 2000
-------------------------------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer

SELECTIVE INSURANCE GROUP, INC.




                                INDEX TO EXHIBITS


Exhibit
  No.
--------
10.1        Amendment, dated June 30, 2000, to the Promissory Note of
            $40,000,000 Line of Credit with State Street Bank and Trust Company as amended through June 29, 2001 with respect to Selective Insurance
            Group, Inc. and Selective Insurance Company of America.

10.2        Amendment, dated July 31, 2000, to the Promissory Note of
            $15,000,000 Line of Credit with Summit Bank as amended through July
            31, 2001 with respect to Selective Insurance Company of America.

10.16a      Employment Agreement, dated August 8, 2000, between Selective
            Insurance Company of America and Richard F. Connell, filed herewith.

10.16b      Termination Agreement, dated August 8, 2000, between Selective
            Insurance Company of America and Richard F. Connell, filed herewith.

11          Computation of earnings per share, filed herewith.

27          Financial Data Schedule, filed herewith.