Form 10-K
period 2000-12-31
SELECTIVE INSURANCE GROUP INC
filed 2001-04-02
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

           For the fiscal year ended... December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

           For the transition period from ____________to____________.

Commission file number 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                           22-2168890
-------------------------------               --------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

    40 Wantage Avenue, Branchville, New Jersey                07890
    ------------------------------------------                -----
      (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:             (973) 948-3000
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

                                                                            [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 20, 2001.

Common Stock, par value $2 per share: $589,641,460

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 20, 2001.

Common Stock, par value $2 per share: 25,360,923.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Selective Insurance Group, Inc. 2000 Annual Report to Shareholders and definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference to Parts I, II and III of this report.

FORWARD-LOOKING STATEMENTS

        Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and our diversified insurance services and banks, and the trend toward self-insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds; our ability to obtain rate increases and to retain business; the performance of our independent insurance agencies; and other risks and uncertainties we identify in this report and in other filings with the Securities and Exchange Commission, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

                                     PART I

ITEM 1.    BUSINESS.

         GENERAL

         Selective was founded in 1925, and the holding company was established in 1977. Selective Insurance Group, Inc. (Parent) is a regional insurance holding company which, through its subsidiaries, (collectively, "Selective" or the "Company") offers, through over 900 independent agents in 20 northeastern, southeastern and midwestern states, a broad range of commercial insurance and alternative risk management products, to small and medium-sized businesses and government entities. Our commercial insurance products represent 76% of net premiums written. We also provide personal insurance products to individuals and families in nine states, which represent 24% of net premiums written. We write business in the following states: Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, Wisconsin, and Washington D.C. Since 1996, we expanded into the Midwest, Connecticut and Rhode Island in an effort to diversify our exposure to any one geographic or regulatory environment. As part of an effort to diversify our business and develop fee-based revenues, we also offer diversified insurance services which include: flood business managed by us for the National Flood Insurance Program, medical cost containment services, professional employer organization (PEO) products and services, software development and administration services, and fee based income from alternative market affiliation programs.

         We offer our insurance products through Selective Insurance Company of America (SICA), Selective Way Insurance Company (SWIC), Selective Insurance Company of the Southeast (SISE), Selective Insurance Company of South Carolina
(SISC) and Selective Insurance Company of New York (SINY) (collectively, the Insurance Subsidiaries). In November 1997, we acquired the assets of Alta Services LLC (Alta), formerly MCSI/MRSI, a managed care company that provides medical claims handling services to Selective and other insurers. In 1997, we formed Selective Risk Managers (SRM) to accommodate clients with self-insurance and group/association-based insurance. In December 1998, we acquired the assets of PDA Software Services, Inc. (PDA), a software developer specializing in the insurance industry. In July 1999, we acquired Selective HR Solutions, formerly Modern Employers Inc., a Florida-based PEO and Consumer Health Network Plus,
(CHN) a New Jersey-based Preferred Provider Organization (PPO).

         We reorganized our internal operations during 1999 by creating an "Insurance Operations" group and a "Diversified Insurance Services" group. The reorganization reflects the need for distinct management focus on Selective's core insurance businesses and on the insurance-related businesses we have developed, either internally or by acquisition.

         We have classified our business into three operating segments:
Insurance Operations (Commercial Lines and Personal Lines underwriting), Investments, and Diversified Insurance Services. For a comprehensive discussion of our segments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Footnote 15 to the Consolidated Financial Statements, "Segment Information" on page 54, of our 2000 Annual Report to Shareholders, which are incorporated herein by reference.

         We currently employ approximately 2,450 employees of which 1,750 work in our Insurance and Investments Operations and 700 work in our Diversified Insurance Services businesses.

         We face competition in both the Insurance and Diversified Insurance Services segments. Please refer to the "Risk Factors" beginning on page 16 of this report on Form 10-K, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         INSURANCE OPERATIONS SEGMENT

         Our principal strategy for the Insurance Operations segment is to generate profitable premium growth based on superior customer service and on strong franchise value with our independent agents. In addition, we strive to maintain and build on Selective's position as a market leader among regional property and casualty insurers. We analyze this segment by looking at results a number of ways, including by state, by line-of-business and by Strategic Business Unit (SBU). The SBUs are organized by type of customer.

         For the ten years ended December 31, 2000, our average statutory loss and loss expense ratio and average statutory combined ratio were 71.2% and 105.0%, respectively. Our average statutory loss and loss expense ratio during this period outperformed the property and casualty industry's average ratio, as reported by A.M. Best Company, Inc. (A.M. Best), by 8.4 points (71.2% for us compared with 79.6% for the industry). We attribute our performance to the franchise value we have created with our independent agency force, expertise in underwriting property and casualty insurance risks, and our penetration of high quality markets in the northeastern, southeastern and midwestern states. For the ten years ended December 31, 2000, our average statutory underwriting expense ratio was 32.8% compared to 26.8% for the property and casualty industry. Our historical statutory underwriting expense ratio is higher than the industry average primarily due to the fact that the industry average expense ratio reflects the inclusion of direct writers of insurance which generally have lower distribution costs than we do. Our 2000 underwriting expense ratio was 31.7%, which reflects an increase of 0.3 points attributable to increased premium write-offs, due to non-payment of premiums, and 0.1 points attributable to increased spending on automation and technology initiatives. Our average statutory combined ratio outperformed the property and casualty industry average statutory combined ratio by 2.7 points (105.0% for us compared with 107.7% for the industry). The table below sets forth a comparison of certain Company and industry ratios:


                                      Simple
                                      Average
                                      of All
                                      Periods
                                     Presented      2000      1999      1998      1997      1996
------------------------------------ ---------- --------- --------- --------- --------- ---------
CERTAIN COMPANY RATIOS: (1)
Loss                                   60.5  %      66.4      65.0      59.9      56.8      60.6
Loss expense                           10.7          9.3       9.4      10.3      11.4      10.8
Underwriting expense                   32.8         31.7      30.5      32.2      31.2      30.8
Policyholders' dividends                1.0          0.9       0.8       0.7       0.7       0.7
Combined ratio (2) , (3)              105.0        108.2     105.7     103.2     100.1     102.9

Growth (decline) in net premiums
written                                 6.0          3.6       8.1       4.4       3.7      (8.6)
CERTAIN INDUSTRY RATIOS: (1) (4)
Loss                                   66.6         68.2      64.8      63.3      60.3      65.4
Loss expense                           13.0         13.3      13.5      12.9      12.5      12.9
Underwriting expense                   26.8         27.5      28.1      27.3      27.1      26.4
Policyholders' dividends                1.3          1.3       1.1       1.5       1.7       1.1
Combined ratio (3)                    107.7        110.3     107.5     105.0     101.6     105.8
Growth in net premiums written          3.3          5.0       2.3       1.7       2.8       3.4
COMPANY FAVORABLE (UNFAVORABLE) TO
INDUSTRY:
Combined ratio                          2.7          2.1       1.8       1.8       1.5       2.9
Growth in net premiums written          2.7        (1.4)       5.8       2.7       0.9     (12.0)



                                         1995      1994     1993      1992      1991
------------------------------------ --------- --------- --------- --------- ---------
CERTAIN COMPANY RATIOS: (1)
Loss                                     60.4      60.6      60.3      58.2      56.6
Loss expense                             10.8      11.1      11.5      11.3      11.3
Underwriting expense                     29.4      31.6      35.5      37.0      38.3
Policyholders' dividends                  1.0       1.0       1.2       1.3       1.5
Combined ratio (2) , (3)                101.6     104.3     108.5     107.9     107.6

Growth (decline) in net premiums
written                                   8.5      14.8       8.9      13.0       3.8
CERTAIN INDUSTRY RATIOS: (1) (4)
Loss                                     65.7      68.1      66.7      74.7      68.5
Loss expense                             13.2      13.0      12.8      13.4      12.6
Underwriting expense                     26.3      26.0      26.3      26.6      26.4
Policyholders' dividends                  1.4       1.3       1.1       1.2       1.3
Combined ratio (3)                      106.5     108.5     106.9     115.7     108.8
Growth in net premiums written            3.6       3.8       6.2       2.0       2.4
COMPANY FAVORABLE (UNFAVORABLE) TO
INDUSTRY:
Combined ratio                            4.9       4.2     (1.6)       7.8       1.2
Growth in net premiums written            4.9      11.0       2.7      11.0       1.4


1.     The ratios and percentages are based upon Statutory Accounting Practices
       (SAP) prescribed or permitted by state insurance departments in the states in which each company is domiciled. These practices may differ from accounting principles generally accepted in the United States of America (GAAP). For definitions of these ratios, please refer to the section entitled "Glossary of Terms" on page 62 of our 2000 Annual Report to Shareholders, incorporated herein by reference.

2. In 1993, this ratio includes the one-time restructuring charge of $9 million, which increased the ratio by 1.5 points.

3. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.

4. Source: A.M. Best. The industry ratios for 2000 have been estimated by A.M. Best.

INSURANCE OPERATIONS


                                                           Unaudited twelve months ended December 31,
($ in thousands)                                              2000            1999            1998
----------------------------------------------------- ---- ----------- --- ----------- --- -----------
TOTAL INSURANCE OPERATIONS
Net premiums written                                   $     843,604         811,677         748,873
                                                           ===========     ===========     ===========
Net premiums earned                                          821,265         799,065         722,992
Losses and loss expenses incurred                            614,066         592,215         507,800
Net underwriting expenses incurred                           264,651         254,315         234,849
Dividends to policyholders                                     7,670           6,682           5,329
                                                           -----------     -----------     -----------
Underwriting  loss                                     $     (65,122)        (54,147)        (24,986)
                                                           -----------     -----------     -----------
GAAP RATIOS:
Loss and loss expense ratio                                     74.8   %        74.1            70.2
Underwriting expense ratio                                      32.2   %        31.8            32.5
Dividends to policyholders ratio                                 0.9   %         0.9             0.7
                                                           -----------     -----------     -----------
Combined ratio                                                 107.9   %       106.8           103.6
                                                           ===========     ===========     ===========


For the year, we continued to outperform the industry with a statutory combined ratio of 108.2%, compared with an A.M. Best estimate for the industry of 110.3%, up from 107.5% one year ago. On a GAAP basis, The combined ratio was 107.9% in 2000, compared to 106.8% in 1999 and 103.6% in 1998. The increase for 2000 was caused by a 6.6 point increase in the Personal Lines combined ratio to 109.5% in 2000 from 102.9% in 1999; the Commercial Lines combined ratio decreased 0.8 points to 107.5% in 2000 from 108.3% in 1999. The increase from 1998 to 1999 was caused by a 6.5 point increase in the Personal Lines combined ratio to 102.9% from 96.4%, and a 1.8 point increase in the Commercial Lines combined ratio to 108.3% from 106.5%.

    The following table shows the distribution of net premiums written, in our insurance operations, by state for the periods indicated:


                                                                          Year Ended December 31,
WRITTEN PREMIUM DISTRIBUTION BY STATE                             2000              1999               1998
New Jersey                                                        41.8  %            46.2              51.5
Pennsylvania                                                      13.4               12.2              11.2
New York                                                          11.3               10.1               9.0
Maryland                                                           6.9                6.3               5.6
Virginia                                                           4.8                5.0               5.0
Illinois                                                           3.4                2.9               2.1
South Carolina                                                     3.0                4.0               5.1
North Carolina                                                     2.5                2.4               2.6
Georgia                                                            2.3                2.3               2.3
Ohio                                                               2.2                1.9               0.8
Indiana                                                            2.2                1.7               1.0
Wisconsin                                                          1.7                1.4               0.8
Delaware                                                           1.6                1.8               2.1
Michigan                                                           1.1                0.6               0.3
Other States                                                       1.8                1.2               0.6
                                                           ------------       -----------       ------------
Total                                                            100.0  %           100.0             100.0

AGENCY DISTRIBUTION FORCE

         We believe we have a premier agency distribution force in the property and casualty industry. Our strong agency relationships start with providing a broad range of products, an ease of doing business with us due to updated technology, superior service, in both underwriting and claims, stable markets, consistent underwriting standards, and opportunity for growth and profitability. We have competitive commission schedules and agents can earn additional commissions of up to 17% of their direct premiums written under the agency profit sharing plan. Our local staff maintains a high level of communication with agents. Senior management also interacts frequently with agents through a variety of company sponsored events. These include: annual agency meetings in our operating territories; annual agency incentive trips; annual agency customer service representative meetings; annual Producer Council meetings where leading local agents discuss with management how we can improve our product offerings, customer service and overall efficiency; and, an annual agency strategy meeting where a group of agents from our operating territories advise management as corporate strategies and key initiatives are developed.

         Selective continues to work with its 920 independent agents to generate profitable premium growth. At this point, while the long-term effects of ongoing agency consolidation and bank acquisitions of agencies cannot be fully anticipated, Selective is taking steps to work even more closely with our best agents including those purchased by a bank or other entity.

         FIELD STRATEGY

         In 1995, we began deploying field underwriters - agency management specialists (AMS) and in 1997 field claim adjusters - claims management specialists (CMS) into the territories serviced by our agents. Through year-end 2000, there were approximately 85 AMSs and 135 CMSs working in our operating territories. Working and living near agents and customers enables AMSs to work side-by-side with agents to evaluate new business opportunities and develop strong relationships based on technical excellence and regular, personal interaction. The AMSs work account-by-account to ensure we make fair, accurate underwriting decisions. CMSs also work and live close to agents and customers so that they are able to quickly be on site when a loss occurs, as well as conduct on-site inspections and obtain knowledge about potential exposures. We believe that personal, early intervention by CMSs results in higher levels of customer satisfaction, and quicker, more accurate claim settlements and fraud detection.

         AMSs and CMSs are supported by six regional field offices located throughout our operating territories. In addition to supporting agency service and relationship objectives, the regional offices are responsible for handling renewal business. The AMSs, regional office underwriting teams and agents work together with corporate management to maintain underwriting discipline and business quality. The account-by-account and team strategy for underwriting supports our objective of retaining established accounts with favorable underwriting results.

         UNDERWRITING

         The AMSs, regional offices, SBU personnel and our agents all play an integral role in the underwriting process, subject to our underwriting guidelines for particular policies and types of customers. The regional offices and the SBUs work together to develop products and underwriting guidelines as well as pricing, growth and profitability objectives. These activities are also based on AMS input regarding agents' needs for products and pricing.

         For certain classes of business and policy limits, agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. Our agents handbook sets forth underwriting criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their AMS to obtain authorization to bind coverage. Insurance accounts that exceed the AMS's authority require additional management or home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be canceled after the first 60 days other than at renewal upon prescribed notice of cancellation.

         Loss control representatives (LCRs) are responsible for surveying and assessing accounts from a safety standpoint. Accounts with significant exposures in a particular line of coverage may be placed on service by the LCR and receive regular individualized attention. The premium audit staff conducts audits of a commercial account's financial records on an interim basis during the policy year, or at the end of a policy term to adjust interim or final audit premium payments.

         The Insurance business operates through seven SBUs, each responsible for the profitability and production of their core classes of business. The SBUs were established in 1993 to organize our insurance segment around customers. This approach allows us to identify new business opportunities and quickly correct under-performing business classes. This operating structure is enhanced by line of business specialists that are responsible for the profitability of our major lines of business. In addition to increasing prices and implementing loss and loss expense cost savings initiatives to improve profitability, the SBUs have strengthened the underwriting discipline in under-performing classes of business.

    The specific SBUs and their results are as follows:



STRATEGIC BUSINESS UNIT  HIGHLIGHTS                                Net          Net          GAAP          GAAP
                                                                Premiums     Premiums    Underwriting    Combined
($ IN THOUSANDS)                                                 Written      Earned     Income (Loss)     Ratio
--------------------------------------------------------------------------------------------------------------------
All SBUs                                          2000      $   843,604       821,265        (65,122)      107.9%
                                                  1999          811,677       799,065        (54,147)      106.8
                                                  1998          748,873       722,992        (24,986)      103.6

Contractors                                       2000          250,184       241,848        (22,952)      109.5
                                                  1999          227,979       216,665        (22,507)      110.4
                                                  1998          195,494       184,076        (18,997)      110.3

Mercantile and Service                            2000          168,194       162,055         (8,985)      105.5
                                                  1999          156,944       154,411        (10,804)      107.0
                                                  1998          148,954       143,330         (9,685)      106.8

Community Services and                            2000           85,442        80,671         (1,507)      101.9
Organizations                                     1999           79,089        80,100            107        99.9
                                                  1998           70,786        76,075         (1,509)      102.0

Habitational and Recreational                     2000           66,856        64,107         (7,207)      111.2
                                                  1999           62,003        60,576         (9,216)      115.2
                                                  1998           56,890        54,543         (3,447)      106.3

Manufacturing and Processing                      2000           55,176        51,164         (5,932)      111.6
                                                  1999           49,198        46,391         (5,880)      112.7
                                                  1998           39,893        36,059         (2,274)      106.3

Bonds                                             2000           13,138        12,020          1,397        88.4
                                                  1999           12,308        12,507            675        94.6
                                                  1998           12,546        11,937          3,041        74.5

Personal Lines                                    2000          204,613       209,400        (19,936)      109.5
                                                  1999          224,156       228,415         (6,522)      102.9
                                                  1998          224,310       216,972          7,885        96.4

         The Insurance Operations segment focuses on the sale and servicing of property and casualty insurance. The insurance coverages provided by the commercial SBUs include: workers' compensation, commercial automobile, liability, property, umbrella, and fidelity and surety. The Personal Lines SBU provides homeowners', personal automobile, and personal catastrophe liability insurance coverages.

         CLAIMS

         Timely investigation and the fair settlement of meritorious claims is one of the most important customer services we provide. In addition, we aggressively investigate potentially suspicious or fraudulent claims so that appropriate action can be taken before payment is authorized. Also, company policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling loss and loss expenses.

         Our CMSs are primarily responsible for investigating and settling claims directly with policyholders. By promptly and personally investigating claims, the CMS is able to provide personal service and quickly resolve claims. In territories where there is insufficient claims volume to justify the placement of a CMS, or when particular claim expertise is required, we use independent adjusters to investigate and settle claims.

         We have recently introduced a new technology platform designed to support our mobile field-claims staff. In addition it provides our agents 24-hour access to claim information. Once the system is fully implemented over the course of 2001, we expect to have improved service, efficiency and flexibility.

         Claims settlement authority levels are established for each CMS and supervisor based on their experience and expertise, up to the regional branch office's $100,000 limit. Those claims with an exposure potential in excess of $100,000, those claims involving significant or catastrophic injury or damage (such as, fatalities, amputations and brain damage) as well as claims involving suits against us and/or questions of coverage are reported to the home office where senior claim specialists review the claims and determine the appropriate reserve. They also provide guidance on the handling of the claim until its final disposition. All environmental claims are referred to a centralized environmental claims unit, which specializes in the management and consistency of decisions regarding coverage application to these exposures.

         For small policyholder claims, generally defined as less than $2,500, we have implemented an "Agency Draft Program" enabling agents to pay property damage claims on the spot without CMS involvement. In 1995, agents handled 1,600 of these small claims. By 2000, that number increased 35% to 23,000 up from 17,000 in 1999. Expanding this program enables agents to provide immediate customer service and satisfaction, while reducing our costs because they are settled without the involvement of a CMS.

         We have centralized, in the home office, a fraud unit to manage our 17 field fraud investigators and adhere to uniform internal procedures to improve detection and action on potentially fraudulent claims. Our automated claim system tracks suspicious claims and determines the amount of loss dollars saved when a claim is not paid because it is judged to have been fraudulent. Also, we provide anti-fraud training for employees who may be involved in claim matters.

         We also focus on, and have invested in, additional loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program, administered by Alta Services LLC, which reduced workers' compensation and automobile loss costs; (ii) a voluntary automobile repair shop program which reduced repair costs in 2000 while maintaining a 92% customer service satisfaction rating; and (iii) a small estimate and property review program.


         REINSURANCE

         The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered (treaty reinsurance), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured (facultative reinsurance) and limits (automatic facultative reinsurance). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

         We have a Reinsurance Security Committee (Reinsurance Committee) that reviews and approves all reinsurers who do business with our company. The Reinsurance Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; (ii) Insurance Solvency International; and (iii) Standard and Poor's Insurance Rating Services (Standard and Poor's). Further information is obtained from our reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not been assigned a rating.

         We continuously monitor the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. Our primary reinsurers are American Re-Insurance Company, Axa Re (Paris), Hartford Steam Boiler Inspection and Insurance Company, Gerling Global Reinsurance Corporation, Zurich Reinsurance Company of America, and Renaissance Re. In addition, we cede no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF).

         We have both property and casualty excess of loss treaties as well as a property catastrophe program. Effective July 1, 2000,we increased the retention on our property treaty excess of loss program to cover each property occurrence in excess of $1 million up to $15 million. Prior to this change each property occurrence in excess of $750,000 was covered up to $15 million. Our casualty excess of loss treaty covers each casualty occurrence in excess of $2 million up to $50 million, except for commercial umbrella, which is reinsured up to $10 million.

         The catastrophe program is in six layers and covers: (i) 95% of losses in excess of $15 million up to $25 million; (ii) 95% of losses in excess of $25 million up to $50 million; (iii) 95% of losses in excess of $50 million up to $85 million; (iv) 95% of losses in excess of $95 million up to $130 million; (v) 95% of losses in excess of $130 million up to $165 million. The layer of $10 million in losses in excess of $85 million has been retained in full by the Company, as has the $15 million in losses underlying the 1st layer. Total coverage under the program is $133 million.

         In addition, we have a homeowners' quota share program that reinsures 75% of New Jersey homeowners' property coverage up to a $1 million limit and contains no per-occurrence limit. We believe that the property catastrophe program, coupled with the Homeowners Quota Share Program, (which contains no per-occurrence limit), provides adequate protections for catastrophic losses.

         Please see the section entitled "Reinsurance" beginning on page 31 of our 2000 Annual Report to Shareholders, herein incorporated by reference for a more complete discussion of our reinsurance programs.

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

         The pool participation percentage of each Insurance Subsidiary reflects the ratio of that subsidiary's policyholders' surplus to our aggregate policyholders' surplus. The percentages are as follows:

             Selective Insurance Company of America                 55.5%
             Selective Way Insurance Company                        21.5%
             Selective Insurance Company of the Southeast            9.0%
             Selective Insurance Company of South Carolina           7.0%
             Selective Insurance of New York                         7.0%

         Through the pooling agreement, SICA assumes from the other Insurance Subsidiaries, net of applicable reinsurance, all of their combined premiums, losses, loss expenses and underwriting expenses and SICA cedes to the other Insurance Subsidiaries 44.5% of the Insurance Subsidiaries' combined premiums, losses, loss expenses and underwriting expenses. Through the pool, the Insurance Subsidiaries also share underwriting and administration expenses. Accounts are rendered within forty-five days after the end of the calendar quarter and are settled within sixty days after the end of the calendar quarter. The pool may be terminated at the end of any calendar month by any Insurance Subsidiary giving ninety days prior notice of termination.

         RESERVES FOR NET LOSSES AND LOSS EXPENSES

         The table on page 10 provides information about reserves for net losses and loss expenses. Also see Notes 14 and 17(a) to the Consolidated Financial Statements of the Company included in the 2000 Annual Report to Shareholders, which notes are incorporated herein by reference.

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

         In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

         Reserves are reviewed for adequacy on a periodic basis. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

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

         After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2000, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

         The table on page 11 represents the development of balance sheet net reserves for 1990 through 2000. The top three lines of the table reconcile gross accounting principles generally accepted in the United States of America (GAAP) reserves to net GAAP reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1991 reserve developed a $17.9 million redundancy over the course of the succeeding nine years. That amount has been included in income over the past nine years.

         The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 2000, we paid $513 million of the currently estimated $582.9 million of losses and loss expenses that were incurred through the end of 1990; thus, the difference, an estimated $70 million of losses and loss expenses incurred through 1990, remained unpaid as of December 31, 2000.

         In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 2000, but incurred in 1997, will be included in the cumulative redundancy (deficiency) amounts in 1997, 1998, and 1999. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.


ANALYSIS OF NET LOSS AND LOSS EXPENSE DEVELOPMENT

($ in millions)         1990       1991       1992      1993       1994       1995
-------------------------------------------------------------------------------------
Gross reserves
for unpaid losses
and loss expenses
at December 31     $     669.2      731.5      870.2      917.7     999.4    1,120.1

Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31        $     (87.0)     (91.9)    (132.6)    (114.0)   (111.5)    (121.4)

Net reserves for
unpaid losses and
loss expenses at
December 31        $     582.2      639.6      737.6      803.7     887.9      998.7

Net reserves estimated
 as of:
One year later     $     585.7      634.3      734.8      801.0     900.6      989.5
Two years later          583.1      626.3      732.5      790.0     899.5      977.6
Three years later        577.0      626.5      718.7      788.5     894.9      974.4
Four years later         581.2      626.8      716.5      782.9     894.7      965.2
Five years later         583.6      625.3      717.3      780.3     892.2      960.8
Six years later          582.8      627.1      716.4      778.9    888,9
Seven years later        585.7      626.8      714.0      772.1
Eight years later        586.4      625.9      706.0
Nine years later         585.6      621.7
Ten years later          582.9

Cumulative
redundancy
(deficiency)        $    (0.7)      17.9        31.6      31.6      (1.0)       37.9
                      =========  =========  =========  ========  =========  =========

Cumulative amount
of net reserves
paid through:
One year later     $     174.5      183.7      219.5      224.6     259.4      280.4
Two years later          288.1      308.8      352.3      382.3     443.4      481.6
Three years later        371.7      391.3      451.4      497.7     573.7      628.0
Four years later         422.5      447.7      517.2      567.4     661.3      722.2
Five years later         452.0      481.4      556.3      611.1     716.0      773.3
Six years later          472.8      502.6      580.6      642.8     748.4
Seven years later        487.0      516.0      600.4      662.6
Eight years later        496.3      529.7      613.6
Nine years later         506.0      538.7
Ten years later          513.0



($ in millions)                 1996       1997      1998        1999      2000
-------------------           ----------------------------------------------------
Gross reserves
for unpaid losses
and loss expenses
at December 31                  1,189.8    1,161.2   1,193.3    1,273.8    1,272.7

Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31                      (150.2)    (124.2)   (140.5)    (192.0)    (160.9)

Net reserves for
unpaid losses and
loss expenses at
December 31                     1,039.6    1,037.0   1,052.8    1,081.8    1,111.8

Net reserves estimated
 as of:
One year later                  1,029.5    1,034.5   1,044.2    1,080.7
Two years later                 1,028.1    1,024.8   1,035.9
Three years later               1,020.5    1,014.0
Four years later                1,014.4
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative
redundancy
(deficiency)                      25.0       23.0      16.9         1.1
                               ========   ========  ========   =========

Cumulative amount
of net reserves
paid through:
One year later                    303.6      313.7     328.1      348.2
Two years later                   519.6      531.1     537.5
Three years later                 674.7      665.5
Four years later                  760.8
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

RECONCILIATION OF STATUTORY TO GAAP LOSS RESERVES

($ in thousands)                                                    2000             1999
----------------------------------------------------------------------------------------------
Statutory reserves (1)                                      $     1,095,641         1,064,624

Adjustment for funds withheld (2)                                    17,375            17,375
Provision for uncollectible reinsurance                                 609             1,080

Elimination of inter-company profit in loss expense
reserves (3)                                                         (1,838)           (1,315)
                                                                -------------     ------------
GAAP net reserve for loss and loss adjustment expenses            1,111,787         1,081,764

Reinsurance recoverable on unpaid loss and loss
adjustment expenses                                                 160,869           192,044
                                                                -------------     ------------

GAAP gross reserves for loss and loss adjustment expenses   $     1,272,656         1,273,808
                                                                =============     ============

(1) Statutory loss and loss expense reserves, net of reinsurance recoverable on unpaid loss and loss adjustment expenses.

(2) Represents statutory funds withheld under reinsurance contracts that have been re-classified as loss reserves for GAAP.

(3) Alta Services, LLC, an affiliate of the insurance companies, charges a fee for medical managed care services which is included in loss expense.

ENVIRONMENTAL RESERVES

         Reserves established for liability insurance continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

         "Asbestos claims" means those claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has witnessed the emergence and development of an increasing number of asbestos claims. At December 31, 2000, asbestos claims constituted 76% of our total outstanding environmental claims.

         "Non-asbestos claims" means all pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to us other than asbestos. These claims include landfills, leaking underground storage tanks, oil spills, air pollution, lead poisoning and general contamination. In past years, landfill claims have accounted for a significant portion of our environmental claim unit's litigation costs.

         We refer all environmental claims to our centralized environmental claim unit, which specializes in the claim management of these exposures. Environmental reserves are evaluated on a case-by-case basis. As cases progress, the ability to assess potential liability often improves. Reserves are then adjusted accordingly. In addition, each case is reviewed in light of other factors affecting liability, including judicial interpretation of coverage issues.

         The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2000. See Note 17 beginning on page 55 of our 2000 Annual Report to Shareholders, herein incorporated by reference, for additional information regarding environmental reserves.


ENVIRONMENTAL CLAIMS ACTIVITY


                                                2000       1999         1998
-------------------------------------------------------------------------------
ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year                     1,700      1,665       1,723

Claims received during year                       320        569         597

Claims closed during year                        (152)      (534)       (655)
                                               -------    --------    --------

Claims at end of year                           1,868      1,700       1,665
                                               =======    ========    ========

Average net loss settlement on closed
claims(2)                                    $  1,934        141         148

NON-ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year                       414        407         337

Claims received during year                       449        411         291

Claims closed during year                        (322)      (404)       (221)
                                               -------    --------    --------

Claims at end of year                             541        414         407
                                               =======    ========    ========

Average net loss settlement on closed
claims                                       $ 14,414      6,688      22,772

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

(2) The 2000 average includes payment on two asbestosis claims. Excluding these two claims, the average for the remaining 150 claims is $213.

INSURANCE REGULATION

         GENERAL

         Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies but generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. We believe that we are in compliance with applicable regulatory requirements in all material respects as of the date of this report. Although the U.S. Federal government does not directly regulate the insurance industry, Federal initiatives from time to time can have an impact on the industry.

         On June 1, 2000, federal regulators issued final regulations implementing the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (the "Act"), governing the privacy of consumer financial information. The regulations became effective on November 13, 2000, and compliance with the regulations is required by July 1, 2001. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to nonaffiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. It is anticipated that the states will adopt regulations that are at least as restrictive that will be imposed on insurance companies. This is an evolving area of regulation, which requires us to continue to monitor developments.

         While we believe that we are in compliance with all currently effective and applicable laws affecting our operations, we will review the steps necessary to comply with applicable privacy laws and regulations under the Act prior to the mandatory date of compliance. We cannot currently quantify the financial impact we will incur to satisfy revised or additional regulatory requirements.

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

NAIC GUIDELINES

         The Insurance Subsidiaries are subject to the general statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners (NAIC). The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System (IRIS). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state commissioners about certain aspects of the insurer's business. The Insurance Subsidiaries have, in recent years, met all of the IRIS ratio tests.

         NAIC model laws and rules are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing, and resource levels for all states. All of the domiciliary states of the Insurance Subsidiaries are accredited, with the exception of New York. Examinations conducted by accredited states can be accepted by other states. The NAIC intends to create an eventual nationwide regulatory network of accredited states.

         The NAIC Model Act is also intended to enhance the regulation of insurer solvency. This act contains certain risk-based capital (RBC) requirements for property and casualty insurance companies. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. RBC measures the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk;
(ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with a ratio below 200% of their total adjusted capital to their Authorized Control Level, as calculated in the Model Law, are subject to different levels of regulatory intervention and action. Based upon the 2000 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceed the Authorized Control Level, and the risk based capital ratios are as follows:

                 Selective Insurance Company of America                 457%
                 Selective Way Insurance Company                        570%
                 Selective Insurance Company of the Southeast           564%
                 Selective Insurance Company of South Carolina          496%
                 Selective Insurance Company of New York                489%


         Effective January 1, 2001, we adopted a codified set of statutory accounting principles as required by the NAIC. The changes to the statutory accounting principles reduce the differences in statutory accounting permitted practices among the states. We estimate that the adoption of the codified statutory accounting principles will have a minimal impact to the Risk Based Capital ratios for the insurance subsidiaries and will not significantly impact the dividend paying capabilities of the insurance subsidiaries.

    INVESTMENTS SEGMENT

         The long-term objective of our investment policy is to maximize after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 81% debt securities, 14% equity securities, and 5% short-term investments. High credit quality has always been a cornerstone of our investment strategy, as evidenced by the fact that 99% of the debt securities are investment grade. To further emphasize this superior quality, 38% of the debt securities have a Moody's rating of Aaa (or its Standard & Poor's equivalent), considered to be the highest credit quality.

         We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, maturities of debt securities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt portfolio primarily in intermediate-term debt securities. The average life of the portfolio at year-end 2000 was 4.7 years.

         We will continue to follow the investment philosophy that has historically proven successful for us. The strategy will be to continue to purchase debt securities in sectors that represent the most attractive relative value and maintain a moderate equity exposure. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

                     DIVERSIFIED INSURANCE SERVICES SEGMENT

    Our principal strategy for the Diversified Insurance Services Segment is building, both internally and through acquisition, insurance-related businesses that enhance our core skill sets and generate strong revenue growth and profitability that is less subject to the risks of writing property and casualty insurance. The businesses fit into our business model either: vertically (one company employs the other's products or services into its own production or supply output); or complementary (they share a common marketing or distribution system). Results for this segment are as follows:

FOR THE YEAR ENDED DECEMBER 31,

($ in thousands)                                                 2000           1999           1998
-------------------------------------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                               $     11,991         10,665          8,004
Pre-tax Profit                                                   1,609          3,297          1,902
MEDICAL COST CONTAINMENT
        Managed Care
        Net Revenue                                              8,802          5,874          6,096
        Pre-tax Profit                                           2,316            895            315
        Preferred Provider Organization
        Net Revenue                                              6,212          1,964              -
        Pre-tax Profit                                           1,192            253              -
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                                     29,155         11,262              -
Pre-tax Profit                                                     110            980              -
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net Revenue                                                     18,536         16,888              -
Pre-tax (Loss)                                                    (281)          (653)             -
OTHER
Net Revenue                                                      1,367              -              -
Pre-tax Profit                                                     281              -              -
TOTAL
Net Revenue                                                     76,063         46,653         14,100
Pre-tax Profit                                                   5,227          4,772          2,217
After Tax Profit                                                 3,454          2,948          1,440
Return on Net Revenue                                              4.5  %         6.3           10.2


         FLOOD INSURANCE

         Selective is a servicing carrier for the National Flood Insurance Program. We provide a market for flood insurance to our agents and also have flood-only appointments with about 3,200 agents across the country. The premiums we collect are ceded 100% to the federal government. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss. We receive a servicing fee from which we pay agency commissions and other related expenses. In addition to the underwriting fees, we receive fees for handling claims. We implemented an internally developed flood policy processing system in the fourth quarter of 2000. The system has eliminated the need for us to purchase policy support from an outside vendor, while it will also enable FloodConnect to provide policy processing support for other Flood servicing carriers in the future, thus creating an opportunity for additional program administration revenues and profit.

         MEDICAL COST CONTAINMENT - ALTA SERVICES AND CONSUMER HEALTH NETWORK

         Alta manages workers' compensation and automobile medical claims for our underwriting subsidiaries, for unrelated companies, and for self-insured businesses and employer groups. Alta bears no underwriting risk and offers a full array of medical cost containment services.

         Alta provides a broad range of medical claims services to Selective including first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and re-pricing. The goal of Alta's program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible. In addition, Alta also provides medical services to other insurers, including medical claim management services under New Jersey's Automobile Insurance Cost Reduction Act.

         Alta's results include SelecTech, LLC (SelecTech) which generates fees by providing third party administrative services to self-insured accounts. Self-insured businesses often need insurance services, such as managed care and other claim handling programs, and loss control that would otherwise be provided by an insurer. SelecTech also works closely with Selective Risk Managers (addressed below) to assist businesses and government entities seeking customized insurance products and services.

         In 1999, Selective purchased CHN a PPO. CHN expanded its network providers from 42,000 to over 50,000 locations during 2000 in its initial three key operating territories (New Jersey, New York, and Connecticut). Network expansion will continue to be a major initiative at CHN. Both Alta and Selective benefit from having access to CHN's networks, which are the largest in New Jersey.

         Going forward, both Alta and CHN will focus on expanding their businesses by entering into new states where we have a major presence, starting with Pennsylvania. Also, as Selective HR Solutions (see below) continues to penetrate New Jersey and other key Selective territories, both Alta and CHN are expected to have new business opportunities to manage property and casualty medical claims, and the day-to-day medical needs of the employees of Selective HR Solutions' business customers. This is an example of the vertical integration synergies made possible by our business model.

         PROFESSIONAL EMPLOYER ORGANIZATION - SELECTIVE HR SOLUTIONS

         We believe that small to mid-sized businesses will begin demanding new and better solutions to many of their operational problems. We believe that the PEO concept provides an answer to many problems employers face retaining good employees, providing competitive benefits, eliminating administrative and compliance burdens that keep them from focusing on their core operations. The PEO provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation. A PEO, by the nature of its product package, provides a very high level of day-to-day services to its customers, which we believe will be attractive to small business owners.

         We purchased a leading PEO, Selective HR Solutions, in 1999. This acquisition provides us and our distribution force access to a product line that complements our traditional commercial insurance package. As independent agents have control of more than two-thirds of the small business (those with 25 or less employees) insurance market, we believe we can successfully market the PEO product in our operating territories through our agents. We will continue to introduce the PEO product in our operating territories throughout 2001, where we believe we can build on the existing agent/business owner relationships. As stated above, introducing the PEO product in New Jersey is expected to also generate business opportunities for Alta and CHN. Selective HR Solutions will also begin using an Internet-enabled payroll and human resource management system in 2001, which we believe will further improve efficiency and service levels.

         SOFTWARE DEVELOPMENT AND ADMINISTRATION -- PDA SOFTWARE SERVICES, INC.

         We have already made a significant resource commitment to technology, which was accentuated further by our acquisition of PDA in late 1998. PDA has assisted in the development of our automated claim and flood processing systems. In addition, PDA provides software development and administration services and is also a leading vendor of administrative services to the federal government's Women, Infants and Children (WIC) nutritional program administered by the states. Currently, PDA administers the WIC program in 16 states.

         ALTERNATIVE MARKETS -- SELECTIVE RISK MANAGERS

         We have recognized that many businesses are exploring different methods of meeting their risk management needs. Larger companies and government entities have self-insured or partially self-insured themselves for many years, and smaller companies and government bodies are exploring self-insurance and other alternative market options. Many businesses are buying insurance through affinity group or trade associations. Many of our agents are working with customers looking for new insurance options.

         In response to the trend towards self-insurance and group/association-based insurance, we formed Selective Risk Managers (SRM) in 1997. SRM is able to tailor insurance products and coverages, and also create programs enabling agents and business owners to participate in the profits their programs may generate. SRM also creates programs for government entities. In addition, SRM manages our specialty lines products. We are able to secure through reinsurance agreements, on behalf of our agents and customers, newer or hard-to-place coverages, such as directors and officers, errors and omissions, environmental liability and employment practices liability. The financial results of this business are recorded in the Insurance Operations segment.

         DIVERSIFIED INSURANCE SERVICES REGULATION

         The strategic companies of our Diversified Insurance Services segment are each subject to various state and/or federal regulations.

         Selective HR is a PEO. In this capacity, it is a co-employer for its clients and is affected by federal, state and local laws relating to labor, tax and employment matters. By contracting with its clients and creating a co-employer relationship with employees assigned to work at client company locations, Selective HR assumes certain contractual obligations, legal ~obligations and responsibilities of an employer under these laws. Many of these laws do not specifically address the obligations and responsibilities of co-employers such as PEOs. If these laws, such as the Employee Retirement Income Security Act, and federal and state employment laws and tax laws, are ultimately applied to a PEO's co-employer relationship with their work-site employees, they could have a material adverse effect on Selective HR's results of operations or financial condition. Some states in which Selective HR operates have passed licensing or registration requirements for PEOs. These requirements vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.

         Alta and CHN, operate as a managed care organization (MCO) and/or a PPO and are subject to laws and/or regulations in some states where they do business, which require them to be licensed to operate as an MCO or a PPO.

    In New Jersey, a state from which both Alta and CHN derive substantial revenue, regulations implementing the Health Care Quality Act may deem insured health benefit plans who contract with PPOs to be Managed Care Plans. Managed Care Plans may be required, through PPO contracts, to provide enrollees with information regarding the plan and the network and also to afford providers with certain protections.

    Alta and CHN are also affected by both federal and state laws regarding privacy of medical records and patient privacy. This is an evolving area of regulation requiring us to continually monitor and review our operations.

    SRM Insurance Brokerage, LLC, is subject to the laws and/or regulations in the states in which it does business, which require it to be licensed to operate as an insurance agent/broker.

    SelecTech, LLC is overseen by Alta and provides third party administrative services to self-insured accounts. SelecTech also works closely with Selective Risk Managers to assist businesses and government entities looking for customized insurance products and services. When operating as an insurance adjuster, SelecTech is subject to the laws and/or regulations in some of the states in which it does business, which require it to be licensed as an adjuster.

    PDA provides insurance software development and processing services to public and private sector organizations. FloodConnect provides enhanced third party administration for carriers who participate in the federal "Write Your Own" (WYO) flood insurance program and services flood insurance policies written through the WYO program countrywide.

    While we believe all subsidiaries are currently in compliance with all laws and regulations affecting their operations, there can be no assurance that, in the future, they will be able to satisfy new or revised licensing and regulatory requirements.

    RISK FACTORS

    The risks described below are not the only ones we face. There may be additional risks and uncertainties. Either by their presence or absence, these risks could materially affect our business, financial condition or results of operations, including the trading price of our common stock.

WE MAY BE ADVERSELY AFFECTED BY CATASTROPHES AND WEATHER-RELATED EVENTS

    Property and casualty insurance companies frequently experience losses from catastrophes and other weather-related events. Catastrophes may have a material adverse effect on our operations. Catastrophes are caused by various events including windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of our losses from these catastrophes is a function of:

-          the total amount of losses our clients incur;

-          the number of our clients affected;

-          the frequency of the events; and

-          the severity of the particular catastrophe.


    Most catastrophes are restricted to small geographic areas. However, hurricanes, floods and earthquakes may produce significant damage in large, heavily populated areas.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC, REGULATORY AND DEMOGRAPHIC CONDITIONS OF THE EAST-COAST AND MIDWESTERN STATES.

    Our property and casualty insurance business is concentrated geographically. Therefore, unusually severe storms or other natural disasters which destroy property in the states in which we write insurance could adversely affect our operations. Approximately 42% of our net premiums are written for insurance policies in New Jersey. Other East Coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several Midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in more markets.

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

         The insurance industry tends to be very competitive on price. If our competitors price their premiums more aggressively, they may adversely affect our ability to grow our business in the future. In addition, we face competition within each agency which markets our insurance, because most of our agencies represent more than one insurance company.

         We also face competition from the implementation of self-insurance, primarily in commercial insurance. Many of our customers and potential customers are examining the risks of self-insuring as an alternative to traditional insurance.

WE FACE COMPETITION FROM NEW ENTRANTS INTO THE MARKET.

         BANKS

         The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act permits banks to engage in non-banking, financial services businesses including the underwriting of insurance. As a result, we may face future competition from banks in the underwriting of insurance.

         Since this Act was passed, banks have begun acquiring insurance agencies, including agencies that have appointments with us, in states where we sell insurance and related services and products. Some banks could have business strategies for operating their insurance agencies that differ from strategies that we think are important for the distribution of our insurance products through independent insurance agencies. If those banks were to acquire additional insurance agencies which are important to us in states where we do business, we might have to try to replace those insurance agencies. Also, as a result of the Act, banks will be able to write property and casualty insurance and could compete directly with us by selling insurance through their own insurance agencies.

         PEO'S AND PAYROLL PROCESSORS

         Other PEO's and payroll processors have begun functioning as agents for workers compensation insurers who compete with us for this line as well as other lines. This could result in portions of our customers insurance programs being placed with other carriers. In the future competition could lead to additional loss of business.

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

         We are subject to extensive supervision and regulation in the states in which we transact business. Supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of such supervision and regulation is the protection of insurance policyholders, and not shareholders or other investors. Our business can be adversely affected by automobile insurance regulations and any other regulations affecting property and casualty insurance companies. The extent of regulation varies but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers' compensation, health care or managed care, including preferred provider organizations and professional employer organizations, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can impact the insurance industry.

         In addition, proposals intended to control the cost and availability of health care services have been debated in Congress and state legislatures. Although we do not write health insurance, rules and regulations affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability and other insurance which we do write. We cannot determine what health care reform legislation will be adopted by Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations, or changing interpretations, at the federal or state level would have on us.

         Other regulatory risks are as follows:

               AUTOMOBILE INSURANCE REGULATION

         In March 1999, we began to implement a state-mandated 15% rate reduction for all personal automobile policies in New Jersey. As a result of this roll-back our 1999 annual premiums in this line were reduced by approximately $19 million and the effect of this rollback has continued through 2000 decreasing premium collected and adversely impacting profitability. In addition, the New Jersey Urban Enterprise Zone (UEZ) Program requires New Jersey auto insurers, including Selective, to write involuntary urban auto insurance proportionate to our voluntary market share. This business is unprofitable and has generated combined ratios over 170% for the past two years. New Jersey currently requires urban rates to be no more than 135% of our lowest rural rate. see Pages 30 and 31 of our 2000 Annual Report to Shareholders, incorporated herein by reference, for a complete discussion of our New Jersey private passenger automobile business.

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

THE PROPERTY AND CASUALTY INSURANCE INDUSTRY IS CYCLICAL.

         Historically, the property and casualty insurance industry has been cyclical. For example in 2000 commercial lines pricing increased, but decreased for several years preceding 2000. Furthermore, the industry's profitability is affected by unpredictable developments, including:

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

WE MAY BE RESTRICTED IN DECLARING DIVIDENDS AND DISTRIBUTIONS.

         As an insurance holding company, our principal assets consist of the capital stock of the insurance subsidiaries and investment in our diversified insurance services subsidiaries. The holding company relies on dividends from the insurance and diversified insurance services subsidiaries to meet its cash needs. The insurance subsidiaries may only declare and pay dividends to us if they are permitted to do so under the insurance regulations of their respective domiciled states. All of the states in which our insurance subsidiaries are domiciled, including New Jersey, New York, North Carolina and South Carolina, regulate the payment of dividends.

         Some states, including New Jersey and South Carolina, require that we give notice to the relevant state insurance commissioner prior to declaring any dividends and distributions. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend if it determines that the insurer's surplus as regards policyholders is not reasonable in relation to the insurer's liabilities and adequate to its financial needs, or in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

OUR RESERVES MAY NOT BE ADEQUATE TO COVER ESTIMATED LOSSES AND EXPENSES.

         We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported claims for each accounting period. Although our reserves have been adequate in the past, we cannot guarantee they will be adequate in the future. If our reserves are inadequate, we will be required to increase reserves. That would result in an increase in losses and a reduction in our net income and stockholders' equity for the period in which the deficiency in reserves is identified. Our reserve amounts are estimates of what we expect the ultimate settlement and administration expenses of claims will be. Reserve amounts are based on facts and circumstances of which we are aware, predictions of future events, estimates of future trends in claims severity and frequency and other subjective factors. There is no method for precisely estimating our ultimate liability.

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

WE DEPEND ON INVESTMENT INCOME FOR A SIGNIFICANT PORTION OF OUR REVENUES AND EARNINGS.

         We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income would have an adverse effect on our results. Additional information discussing market risk is incorporated herein by reference to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the 2000 Annual Report to Shareholders.

WE DEPEND ON INDEPENDENT INSURANCE AGENTS.

         We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products, and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing efforts of these agencies and brokers. Therefore, we must offer insurance products and services that meet the requirements of the clients and customers of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership or control of agencies, or expansion of agencies through acquisition could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting our business.

WE MAY BE ADVERSELY IMPACTED BY A CHANGE IN OUR RATING.

         Insurance companies are rated by independent rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold or sell our common stock. We cannot be sure that we will maintain our current A.M. Best, Moody's, or Standard and Poor's ratings. Our business could be adversely effected if we were to receive a significant downgrade in these ratings.

         During 2000, A.M. Best reaffirmed our "A+" (Superior) rating. Ratings by A.M. Best in the insurance industry range from "A++" (Superior) to "F" (in Liquidation). According to A.M. Best, an insurer with an "A++" or "A+" rating has demonstrated superior overall performance..

         Additionally, we have a Long Term Insurance Financial Strength Rating of "A3" (Good) from Moody's Investor Services. Moody's ratings range from a low of "c" to a high of "Aaa".

         During 2000, Standard and Poor's reaffirmed our "A+" rating. According to Standard and Poor's, insurers with this rating offer good financial security, but their ability to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. Claims-paying ability ratings by Standard and Poor's for the industry range from "AAA (Superior)" to "R (Regulatory Action)". Insurers with a rating of "BBB-" or better, such as Selective, are considered to have a secure claims-paying ability.


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

         The New Jersey Shareholders Protection Act provides, among other things, that a New Jersey corporation, such as Selective, may not engage in transactions specified in the statute (including business combinations) with a shareholder having indirect or direct beneficial ownership of 10% or more of the stock for a period of five years following the date on which the shareholder became an interested shareholder, unless that transaction is approved by the board of directors of the corporation before that date. These provisions also could have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover is attempted.

WE DEPEND ON KEY PERSONNEL

         The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, PEO, and corporate personnel. Competition for key personnel is intense. While we have employment agreements with a number of key managers, in general we do not have employment contracts or non-compete arrangements with our employees.

WE FACE RISKS FROM TECHNOLOGY-RELATED FAILURES.

         Increasingly, our businesses are dependent on computer and Internet-enabled technology. Our inability to bring new technology on-line or to market, or our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability, may adversely impact our businesses.

WE FACE RISKS IN THE PROFESSIONAL EMPLOYMENT ORGANIZATION BUSINESS.

         We intend to expand the operating territories of Selective HR Solutions into our core operating states. The co-employment relationship of the PEO business model is less understood, accepted and regulated in these markets, compared with Selective HR Solution's home state of Florida.

         Adverse litigation or regulation, service problems, our inability to encourage our agents to sell the product and the consuming public's lack of awareness or interest in PEOs are risks we could encounter which could adversely affect our business.

CLASS ACTION LITIGATION COULD AFFECT OUR BUSINESS PRACTICES AND FINANCIAL
RESULTS.

         The insurance industry has been the target of class action litigation in the following areas:

         *        after-market crash parts,

         *        urban homeowner underwriting practices,

         *        health maintenance organization practices and

         *        personal injury protection payments.

                  To date, this litigation has not impacted us, but it is possible that future class action litigation could adversely affect our insurance and managed care (including PPO) businesses.

UNIONIZATION OF MEDICAL PROVIDERS COULD IMPACT OUR OPERATIONS.

         CHN builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors. The lessors receive medical fee discounts from network providers in exchange for patient volume commitments. If medical providers (e.g., physicians) decided to unionize, that might impair CHN's ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers. These events would have an adverse impact not only on CHN, but also on Alta Services which leases CHN networks, and on our company as a whole because we rely in part, on provider networks and discounts to manage our claim medical expenses.


ITEM 2.  PROPERTIES.

         Information required under this item is incorporated herein by reference to the sections entitled "Subsidiaries", "Regional Offices", and "Properties" on page 61 of the 2000 Annual Report to Shareholders. Our facilities are substantially fully utilized and are adequate for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS.

         Information required under this item is incorporated herein by reference to Note 17 to the Consolidated Financial Statements beginning on page 55 of the 2000 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None
                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

Information required under this item regarding the principal market on which our common stock is traded and the number of holders thereof is incorporated herein by reference to the section entitled "Common Stock Information" on the inside back cover of the 2000 Annual Report to Shareholders.

Information required under this item regarding the price range of our common stock and frequency and amount of dividends is incorporated herein by reference to the section entitled "Quarterly Financial Information" on page 59; and the section entitled "Financial Condition, Liquidity and Capital Resources" on page 34 up through the third full paragraph on page 35 of the 2000 Annual Report to Shareholders.

ITEM 6.       SELECTED FINANCIAL DATA.

         Information required under this item is incorporated herein by reference to pages 26 and 27, including related notes on page 27 of our 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information required under this item is incorporated herein by reference to the section entitled "Financial Review" on pages 28 through the Sixth full paragraph on page 36 of the 2000 Annual Report to Shareholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required under this item is incorporated herein by reference to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the 2000 Annual Report to Shareholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and supplementary data of the company are incorporated herein by reference to pages 38 through 58, inclusive, of our 2000 Annual Report to Shareholders. An index to the consolidated financial statements is contained in item 14 (a)(1) of this Annual Report on Form 10-K, and the Quarterly financial Information is incorporated herein by reference to page 59 of the 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

         The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 2000 Annual Meeting of Stockholders, which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Nominees" "Continuing Directors" and "Executive Officers of the Company" in the Proxy Statement, and (ii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the sections entitled: (i) "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Report of the Selective Insurance Group, Inc. Salary and Employee Benefits Committee" in the Proxy Statement and (ii) "Executive Compensation and Other Information" "Summary Compensation Table," "Footnotes to Summary Compensation Table," "Stock Options and Stock Appreciation Rights," "Options and SAR Exercises and Holdings," "Pension Plans" in the Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the sections entitled: (i) "General Matters" in the Proxy Statement; and (ii) "Stock Ownership of Directors and Officers" in the Proxy Statement.

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

                                     PART IV


ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


         (1)         CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements of the Company with Independent Auditors' Report thereon listed below are incorporated herein by reference to pages 37 through 58, inclusive, of the 2000 Annual Report to Shareholders.


                                                                                                              2000 Annual
                                                                                                                 Report
                                                                                                                  Page
Independent Auditors Report                                                                                        37

Consolidated Balance Sheets at December 31, 2000 and 1999..................................................        38

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.....................        39

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.......        40

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................        41

Notes to Consolidated Financial Statements.................................................................      42-58


(2)      FINANCIAL STATEMENT SCHEDULES:


The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                                                                Form 10-K
                                                                                                                   Page
Schedule I                         Summary of Investments - Other than Investments in Related Parties at
                                   December 31, 2000...........................................................     23

Schedule II                        Condensed Financial Information of Registrant at December 31, 2000
                                   and 1999, and for the years ended December 31, 2000, 1999 and 1998..........   24-26

Schedule III                       Supplementary Insurance Information for the year ended
                                   December 31, 2000, 1999 and 1998............................................   27-29

Schedule IV                        Reinsurance for the year ended December 31, 2000, 1999 and 1998.............     30

Schedule V                         Allowance for Uncollectible Premiums and Other Receivables for the
                                   year ended December 31, 2000, 1999 and 1998.................................     31

Schedule VI                        Supplemental Information for the year ended December 31, 2000, 1999
                                   and 1998....................................................................     32

                                   Independent Auditors' Report................................................ Exhibit 23


         (3)        EXHIBITS:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

         (b)      REPORTS ON FORM 8-K.

         There were no reports on form 8-K filed during the fourth quarter of the year ended December 31, 2000.

                                                                      SCHEDULE I



          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000


===============================================================================


Type of investment                                        AMORTIZED COST           FAIR             CARRYING
($ in thousands)                                            OR COST                VALUE             AMOUNT
----------------------------------------------------------------------------------------------------------------
DEBT SECURITIES:
Held-to-maturity:
       U.S.  government and government agencies        $         2,136                 2,144             2,136
       Obligations of states and political
       subdivisions                                            207,415               213,027           207,415
       Mortgage-backed securities                               15,626                15,886            15,626
                                                          --------------        -------------     --------------
Total debt securities, held-to-maturity                        225,177               231,057           225,177

Available-for-sale:
       U.S. government and government agencies                  94,572                97,453            97,453
       Obligations of states and political
       subdivisions                                            445,666               456,944           456,944
       Corporate securities                                    544,044               545,492           545,492
       Asset-backed securities                                  10,716                10,486            10,486
       Mortgage-backed securities                               89,700                92,383            92,383
                                                          --------------        -------------     --------------
Total debt securities, available-for-sale                    1,184,698             1,202,758         1,202,758

EQUITY SECURITIES, AVAILABLE-FOR-SALE:
Common stocks:
       Public utilities                                          2,573                10,140            10,140
       Banks, trust and insurance companies                     17,712                24,886            24,886
       Industrial, miscellaneous and all other                  83,545               203,552           203,552
                                                          --------------        -------------     --------------
Total common stock                                             103,830               238,578           238,578
Preferred Stocks:
       Industrial, miscellaneous and all other                   1,000                 1,000             1,000
Total equity securities, available-for-sale                    104,830               239,578           239,578
Short-term investments                                          95,908                95,908            95,908
Other investments                                               13,642                13,642            13,642
                                                          --------------        -------------     --------------
Total investments                                      $     1,624,255             1,782,943         1,777,063
                                                          ==============        =============     ==============

                                                                     SCHEDULE II


                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                                 BALANCE SHEETS


===============================================================================

                                                                                         December 31,
($ in thousands, except share amounts)                                          2000                     1999
------------------------------------------------------------------------------------------------------------------
ASSETS

Equity securities, available-for-sale - at fair value (cost:
      $1,000 - 2000; $1,974 - 1999)                                      $         1,000                    2,118
Short-term investments                                                            26,458                        -
Cash                                                                               1,574                       71
Investment in subsidiaries                                                       722,269                  701,224
Current Federal income tax                                                             -                      441
Deferred Federal income tax                                                        7,088                    5,251
Other assets                                                                      14,239                   11,991
                                                                            --------------           -------------
Total assets                                                             $       772,628                  721,096
                                                                            ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible subordinated debentures                                      $         3,848                    6,157
Notes payable                                                                    172,117                   75,428
Short-term debt                                                                        -                   51,302
Current Federal income tax                                                            58                        -
Other liabilities                                                                 18,808                   18,245
                                                                            --------------           -------------
Total liabilities                                                                194,831                  151,132
                                                                            --------------           -------------

Stockholders' equity
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 38,783,742-2000; 37,964,405-1999                                          77,568                   75,929
Additional paid-in capital                                                        63,074                   53,470
Retained earnings                                                                525,669                  514,477
Accumulated other comprehensive income                                            99,325                   76,694
Treasury stock - at cost (shares: 13,577,266-2000;
      11,406,722-1999)                                                          (181,552)                (143,875)
Deferred compensation expense and notes receivable from stock
      sales                                                                       (6,287)                  (6,731)
                                                                            --------------           -------------
Total stockholders' equity                                                       577,797                  569,964
                                                                            --------------           -------------
Total liabilities and stockholders' equity                               $       772,628                  721,096
                                                                            ==============           =============

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 2000 Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                              STATEMENTS OF INCOME

===============================================================================


($ in thousands)                                                           2000          1999            1998
-----------------------------------------------------------------------------------------------------------------
REVENUES:
Dividends from subsidiaries                                      $       38,519          47,242          54,451
Net investment income earned                                                312             603           1,826
Realized gains (losses)                                                     227            (339)             53
Miscellaneous income                                                        848              93             125
                                                                      -----------     -----------     -----------
                                                                         39,906          47,599          56,455
                                                                      -----------     -----------     -----------
Expenses:
Interest                                                                 13,745           9,460           9,409
Other operating                                                           5,602           3,765           1,051
                                                                      -----------     -----------     -----------
                                                                         19,347          13,225          10,460
                                                                      -----------     -----------     -----------

Income before Federal income tax and equity in undistributed
      income of subsidiaries                                             20,559          34,374          45,995
                                                                      -----------     -----------     -----------

FEDERAL INCOME TAX BENEFIT:
Current                                                                  (4,552)         (4,158)         (3,252)
Deferred                                                                 (1,424)         (1,253)           (401)
                                                                      -----------     -----------     -----------
                                                                         (5,976)         (5,411)         (3,653)
                                                                      -----------     -----------     -----------
Income before equity in undistributed income of subsidiaries,
      net of tax                                                         26,535          39,785          49,648
Equity in undistributed income of subsidiaries, net of tax                   --          13,932           3,922
                                                                      -----------     -----------     -----------
Net income                                                       $       26,535          53,717          53,570
                                                                      ===========     ===========     ===========

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 2000 Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                            STATEMENTS OF CASH FLOWS

===============================================================================

($ in thousands)                                                               2000             1999             1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                               $       26,535           53,717           53,570
                                                                            ------------     ------------     ------------

Adjustments to reconcile net income to net cash provided
    by operating activities:
Equity in undistributed income of subsidiaries, net of tax                           --          (13,932)          (3,922)
Dividend in excess of subsidiaries' income                                       15,366               --               --
(Increase) decrease in net Federal income tax                                    (1,646)          (4,676)           3,362
Net realized (gain) loss on investments                                            (227)             339              (53)
Other, net                                                                        9,812           10,451          (12,025)
                                                                            ------------     ------------     ------------
Net adjustments                                                                  23,305           (7,818)         (12,638)
                                                                            ------------     ------------     ------------

Net cash provided by operating activities                                        49,840           45,899           40,932
                                                                            ------------     ------------     ------------

INVESTING ACTIVITIES:
Purchase of other investments                                                    (1,000)              --               --
Purchase of subsidiaries                                                         (5,999)         (30,152)          (6,601)
Sale of equity securities, available-for-sale                                     2,201           24,879              551
                                                                            ------------     ------------     ------------
Net cash used in investing activities                                            (4,798)          (5,273)          (6,050)
                                                                            ------------     ------------     ------------

FINANCING ACTIVITIES:
Proceeds from notes payable                                                      88,440               --               --
(Paydown of) proceeds from short-term debt                                      (51,302)          23,015           10,887
Principal payment on note payable                                                (7,143)          (7,143)          (7,143)
Dividends to stockholders                                                       (15,343)         (16,358)         (16,263)
Acquisition of treasury stock                                                   (37,677)         (45,885)         (38,205)
Increase from issuance of common stock                                            8,962            9,066           16,479


Increase in deferred compensation expense and notes receivable
    from stock sale                                                             (3,018)           (3,366)            (913)
                                                                            ------------     ------------     ------------
Net cash used in financing activities                                           (17,081)         (40,671)         (35,158)
                                                                            ------------     ------------     ------------

Net Increase (decrease) in cash and short-term investments                       27,961              (45)            (276)
Cash and short-term investments at beginning of year                                 71              116              392
                                                                            ------------     ------------     ------------
Cash and short-term investments at end of year                           $       28,032               71              116
                                                                            ============     ============     ============


Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. of the 2000 Form 10-K.

                                                                    SCHEDULE III


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2000


===============================================================================


Segment

                                 Deferred
                                  policy       Reserve for                      Net
                                acquisition     losses and      Unearned      premiums
($ in thousands)                   costs      loss expenses     premiums       earned
----------------------------------------------------------------------------------------
Commercial                  $      91,175           861,643      296,240       611,865

Personal                           27,238           250,144      107,169       209,400

Reinsurance recoverable
on unpaid loss and loss
expenses                               --           160,869           --            --

Prepaid reinsurance
premiums                               --                --       33,097            --

Interest and general
corporate expenses                     --                --           --            --
----------------------------------------------------------------------------------------
Total                       $     118,413         1,272,656      436,506       821,265


Segment
                                          Amortization
                            Losses and    of deferred       Other
                               loss          policy       operating        Net
                             expenses     acquisition     expenses/      premiums
($ in thousands)             incurred        costs        income (1)     written
------------------------------------------------------------------------------------
Commercial                     443,933      181,285          31,833       638,991

Personal                       170,133       54,158           5,045       204,613

Reinsurance recoverable
on unpaid loss and loss
expenses                            --           --              --            --

Prepaid reinsurance
premiums                            --           --              --            --

Interest and general
corporate expenses                  --           --          19,247            --
--------------------------------------------------------------------------------------
Total                          614,066      235,443          56,125       843,604


NOTE: A meaningful allocation of net investment income of $99,495 and net realized gain on investments of $4,191 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

         (1) Other operating expenses includes $3,111 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. of the 2000 form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1999


===============================================================================


Segment

                                 Deferred
                                  policy       Reserve for                      Net
                                acquisition     losses and      Unearned      premiums
($ in thousands)                   costs      loss expenses     premiums       earned
----------------------------------------------------------------------------------------
Commercial                  $      80,799           824,889      269,111       570,650

Personal                           28,296           256,875      111,959       228,415



Reinsurance recoverable
on unpaid loss and loss
expenses                               --           192,044           --            --

Prepaid reinsurance
premiums                               --                --       32,531            --

Interest and general
corporate expenses                     --                --           --            --
----------------------------------------------------------------------------------------
Total                       $     109,095         1,273,808      413,601       799,065



Segment
                                       Amortization
                         Losses and    of deferred       Other
                            loss          policy       operating        Net
                          expenses     acquisition     expenses/      premiums
($ in thousands)          incurred        costs        income (1)     written
---------------------------------------------------------------------------------
Commercial                  416,559      171,771          29,945       587,521

Personal                    175,656       60,154            (873)      224,156



Reinsurance recoverable
on unpaid loss and loss
expenses                         --           --              --            --

Prepaid reinsurance
premiums                         --           --              --            --

Interest and general
corporate expenses               --           --          13,130            --
---------------------------------------------------------------------------------
Total                       592,215      231,925          42,202       811,677

NOTE: A meaningful allocation of net investment income of $96,531 and net realized gain on investments of $29,377 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 2000 presentation.

       (1) Other operating expenses includes $429 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. of the 2000 form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1998


===============================================================================

Segment                                                    Amortization
                                                                of          Other
                                               Losses and    deferred     operating
                                    Net           loss        policy      expenses/        Net
                                  premiums      expenses    acquisition    income        premiums
($ in thousands)                   earned       incurred       costs         (1)         written
----------------------------------------------------------------------------------------------------
Commercial                 $      506,020       352,863       154,484       31,544       524,571

Personal                          216,972       154,937        54,844         (694)      224,302



Reinsurance recoverable
on unpaid loss and loss
expenses                               --            --            --           --            --

Prepaid reinsurance
premiums                               --            --            --           --            --

Interest and general
corporate expenses                     --            --            --       10,584            --
-------------------------- ---- ------------- ------------- ------------ ------------- ------------

Total                      $      722,992       507,800       209,328       41,434       748,873


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

                                                                     SCHEDULE IV


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                          Assumed
                                                                            Ceded to       from                       % of amount
                                                              Gross          other         other                        assumed
($ in thousands)                                             amount        companies     companies       Net amount     to net
--------------------------------------------------------------------------------------------------------------------------------
2000
----
Premiums earned:
Accident and health insurance                                   365              --              --             365         --
Property and liability insurance                            900,824          94,453          14,529         820,900        1.8
                                                         ------------    ------------    -----------     -----------    -------

Total premiums earned                                       901,189          94,453          14,529         821,265        1.8
                                                         ============    ============    ===========     ===========    =======

1999
----
Premiums earned:
Accident and health insurance                                   258              --              --             258         --
Property and liability insurance                            856,041          78,177          20,943         798,807        2.6
                                                         ------------    ------------    -----------     -----------    -------

Total premiums earned                                       856,299          78,177          20,943         799,065        2.6
                                                         ============    ============    ===========     ===========    =======

1998
----
Premiums earned:
Accident and health insurance                                   270              --              --             270         --
Property and liability insurance                            780,572          79,089          21,239         722,722        2.9
                                                         ------------    ------------    -----------     -----------    -------

Total premiums earned                                       780,842          79,089          21,239         722,992        2.9
                                                         ============    ============    ===========     ===========    =======

                                                                      SCHEDULE V


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
           ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



===============================================================================




($ in thousands)                                             2000           1999            1998
-------------------------------------------------------------------------------------------------------------
Balance, January 1                                    $       3,649           2,740          3,056


Additions                                                     6,713           2,476          1,996


Deletions                                                    (4,291)         (1,567)        (2,312)
                                                          -----------     ----------     -----------

Balance, December 31                                  $       6,071           3,649          2,740
                                                          ===========     ==========     ===========


                                                                     SCHEDULE VI


          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


===============================================================================




                                                            Losses and loss expenses
                                                               incurred related to
                                                           ----------------------------

Affiliation with Registrant                                     (1)           (2)                       Paid losses
                                                              Current        Prior                       and loss
($ in thousands)                                               year          years                       expenses
---------------------------------------------------------------------------------------------------------------------
Consolidated Property/Casualty
Subsidiaries:

    Year ended December 31, 2000                        $       615,095         (1,029)                      584,043

    Year ended December 31, 1999                        $       600,793         (8,578)                      563,272

    Year ended December 31, 1998                        $       510,319         (2,519)                      491,951


NOTE: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves. Certain prior year amounts have been restated to conform to 2000 presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy                 March 26, 2001
------------------------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer


By: /s/ Dale A. Thatcher                  March 26, 2001
------------------------------------------------------------
Dale A. Thatcher,
Senior Vice President of Finance and Chief Financial Officer

==============================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ Gregory E. Murphy                 March 26, 2001
------------------------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer



By: /s/ Paul D. Bauer                     March 26, 2001
------------------------------------------------------------
Paul D. Bauer
Director



By: /s/ A. David Brown                     March 26, 2001
------------------------------------------------------------
David Brown
Director



By: /s/ William A. Dolan, II                March 26, 2001
------------------------------------------------------------
William A. Dolan, II
Director



By: /s/ William C. Gray, D.V.M.             March 26, 2001
------------------------------------------------------------
William C. Gray, D.V.M.
Director



By: /s/ C. Edward Herder                    March 26, 2001
------------------------------------------------------------
C. Edward Herder
Director

By: /s/ William M. Kearns,Jr.             March 26, 2001
------------------------------------------------------------
William M. Kearns, Jr.
Director



By: /s/ Joan M. Lamm-Tennant, Ph.D.       March 26, 2001
------------------------------------------------------------
Joan M. Lamm-Tennant, Ph.D.
Director



By: /s/ S. Griffin McClellan, III         March 26, 2001
------------------------------------------------------------
S. Griffin McClellan, III
Director



By: /s/ William M. Rue                    March 26, 2001
------------------------------------------------------------
William M. Rue
Director



By: /s/ Thomas D. Sayles, Jr.             March 26, 2001
------------------------------------------------------------
Thomas D. Sayles, Jr.
Director



By: /s/ J. Brian Thebault                 March 26, 2001
------------------------------------------------------------
J. Brian Thebault
Director

    EXHIBIT INDEX

*        Exhibits included within this 10K filing

Exhibit
NUMBER


3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended, (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

3.2 The Company's By-Laws, adopted on August 26, 1977, as amended, (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-8641).

4.1 The form of Indenture dated December 29, 1982, between the Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee relating to the Company's 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 No. 2-80881).

4.2 Amended and Restated Rights Agreement, dated February 2, 1999, between Selective Insurance Group, Inc. and First Chicago Trust, (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1999, File No. 0-8641.)

10.1 The Selective Insurance Retirement Savings Plan as amended through August 15, 1996 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10477).

10.1a Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

10.2 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

10.3 The Company's Stock Option Plan, as amended through May 6, 1988 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 33-22450).

10.4 Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated herein by reference to Exhibits 4.1 to the Company's Registration Statement on Form S-8 No. 333-37501).

10.4a The Selective Insurance Group, Inc. Stock Option Plan II, as amended through July 28, 1998, (incorporated herein by reference to Exhibit 10.13a to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.4b The Selective Insurance Group, Inc. Stock Option Plan II, as amended through January 31, 2000, (incorporated herein by reference to Exhibit 10.13b to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

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

10.6a Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan in Exhibit 10.6 above (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

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

10.8a The Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agents, as amended (incorporated herein by reference to the Company's Post Effective Amendment No. 2 on Form S-3 No. 033-30833).

10.9 The Selective Insurance Group, Inc. Stock Option Plan for Directors as amended, (incorporated herein by reference to Exhibit 10.12a to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.9a The Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 333-10477).

10.10 The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10465).

10.10a The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.11    Employment, Termination and Severance Agreements.

10.11a Employment Agreement with Thornton R. Land, dated September 1, 1993, as amended (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.11a1  Amendment, dated September 1, 1996, to the Employment Agreement in
         Exhibit 10.11a above (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

10.11a2 Amendment, dated September 1, 1999 to the employment agreement with Thornton R. Land in Exhibit 10.12b above (incorporated herein by reference to the company's Annual Report on Form 10K for the year ended December 31, 1999, file No. 0-8641).

10.11b Form of Termination Agreement, between the Company and Mr. Land, as amended (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.11b1 Amendment, dated December 16, 1998, to the Form of Termination Agreement between Mr. Land and the Company in Exhibit 10.11b above (incorporated herein by reference to Exhibit 10.16s to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11c Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.11c1  Amendment, dated May 1, 1998, to the Employment Agreement with Gregory
         E. Murphy in Exhibit 10.11c above (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.11c2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11d Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.11d1 Amendment, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Gregory E. Murphy in
         Exhibit 10.11d above (incorporated herein by reference to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11e Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated herein by reference to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.11e1 Amendment, dated October 31, 1998, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above (incorporated herein by reference to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11e2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above incorporated herein by reference to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11f Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree (incorporated herein by reference to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.11f1 Amendment, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Jamie Ochiltree in
         Exhibit 10.11f above. (incorporated herein by reference to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11g Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

10.11g1 Amendment, dated May 5, 2000, to the Employment Agreement with James W. Coleman, Jr. in Exhibit 10.11g above (incorporated herein by reference to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11h Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

10.11h1 Amendment, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and James W. Coleman, Jr. in Exhibit 10.11h above (incorporated herein by reference to Exhibit 10.16w to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11i Form of Termination Agreement, dated September 27, 1999, between Selective Insurance Company of America and Ronald J. Zaleski, (incorporated herein by reference to Exhibit 10.16z to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.11j Form of Termination Agreement, dated March 1, 2000, between Selective Insurance Company of America and Eduard Pulkstenis (incorporated herein by reference to Exhibit 10.16ab to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-8641).

10.11k Employment Agreement with Richard H. Eskow, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16d to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11l Termination Agreement with Richard H. Eskow, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16e to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11m Employment Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16f to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11n Termination Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16g to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11o Employment Agreement with Richard F. Connell, dated August 8, 2000 (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.11p Termination Agreement with Richard F. Connell, dated August 8, 2000 (incorporated herein by reference to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.12 Form of Note Purchase Agreement dated as of November 15, 1992 with respect to Selective Insurance Group, Inc. 7.84% Senior Notes due November 15, 2002 (incorporated herein by reference to Exhibit 99.1 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-30833).

10.13 Form of Note Purchase Agreement dated as of August 1, 1994 with respect to Selective Insurance Group, Inc. 8.77% Senior Notes due August 1, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-30833).

10.14 Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-8641).

10.14a Amendment, dated June 30, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in
         Exhibit 10.14 above, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.14b Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above.

10.14c Amendment, dated June 30, 2000, to the Promissory Note of $40,000,000 Revolving Line of Credit with State Street Bank and Trust Company in
         Exhibit 10.14 above, (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.15 Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank as amended through June 30, 1997, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.15a Amendment, dated May 31, 1998, to the Commercial Loan Note of $25,000,000 Line of Credit with Summit Bank in Exhibit 10.15 above, (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.16 Amendment, dated July 31, 2000, to the Promissory Note of $15,000,000 Line of Credit with Summit Bank as amended through July 31, 2001, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.17 Commercial Loan Note of $10,000,000 Line of Credit with First Union National Bank as of October 22, 1999, (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

* 11     Computation of earnings per share, filed herewith.

* 13 Portions of the 2000 Annual Report to Shareholders incorporated by reference into this Form 10-K, filed herewith.

* 21     Subsidiaries of Selective Insurance Group, Inc., filed herewith.

* 23     Consent and Opinion of Independent Auditors, filed herewith.