Form 10-Q
period 2001-03-31
SELECTIVE INSURANCE GROUP INC
filed 2001-05-15
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                         22-2168890
     State or other jurisdiction of                   (I.R.S. Employer Identification No.)
     incorporation or organization)


           40 Wantage Avenue
         Branchville, New Jersey                                    07890
(Address of principal executive offices)                         (Zip Code)

                                  973 948-3000
                         (Registrant's telephone number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of April 30, 2001:
25,279,730

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets


                                                                                    Unaudited
---------------------------------------------------------------------------------------------------------------
                                                                                    March 31        December 31
($ in thousands, except share amounts)                                               2001               2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $212,315 - 2001; $231,057 - 2000)                          $   204,388            225,177
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,253,517 - 2001; $1,184,698 - 2000)                    1,290,721          1,202,758
Equity securities, available-for-sale - at fair value
     (cost of:  $107,076 - 2001; $104,830 - 2000)                                 219,502            239,578
Short-term investments - (at cost which approximates fair value)                   48,380             95,908
Other investments                                                                  13,671             13,642
                                                                              -----------        -----------
Total investments                                                               1,776,662          1,777,063


Cash                                                                                8,482              8,759
Interest and dividends due or accrued                                              20,748             22,808
Premiums receivables                                                              298,170            274,031
Other trade receivables                                                            26,557             24,915
Reinsurance recoverable on paid losses and loss expenses                           12,226              9,332
Reinsurance recoverable on unpaid losses and loss expenses                        170,511            160,869
Prepaid reinsurance premiums                                                       32,815             33,097
Current Federal income tax                                                            611              1,681
Deferred Federal income tax                                                         9,928              8,971
Real estate, furniture, equipment, and software development                        57,036             57,820
Deferred policy acquisition costs                                                 125,509            118,413
Goodwill                                                                           48,504             49,338
Other assets                                                                       36,332             25,905
                                                                              -----------        -----------
     Total assets                                                             $ 2,624,091          2,573,002
                                                                              ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                            $ 1,114,428          1,099,929
Reserve for loss expenses                                                         169,153            172,727
Unearned premiums                                                                 463,123            436,506
Convertible subordinated debentures                                                 3,845              3,848
Notes payable                                                                     159,786            159,786
Other liabilities                                                                 138,608            122,409
                                                                              -----------        -----------
     Total liabilities                                                          2,048,943          1,995,205
                                                                              -----------        -----------
STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 39,073,699 - 2001; 38,783,742 - 2000                                  78,147             77,568
Additional paid-in capital                                                         68,479             63,074
Retained earnings                                                                 530,178            525,669
Accumulated other comprehensive income                                             97,259             99,325
Treasury stock - at cost (shares: 13,903,125 - 2001; 13,577,266 - 2000)          (188,785)          (181,552)
Deferred compensation expense and notes receivable from stock sales               (10,130)            (6,287)
                                                                              -----------        -----------
     Total stockholders' equity                                                   575,148            577,797
                                                                              -----------        -----------

     Total liabilities and stockholders' equity                               $ 2,624,091          2,573,002
                                                                              ===========        ===========


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                             Unaudited
                                                           Quarter ended
                                                              March 31
                                                     ---------------------------
($ in thousands, except per share amounts)              2001             2000
                                                     ---------        ---------
Revenues:
Net premiums written                                 $ 239,916          212,961
Net increase in unearned premiums and  prepaid
   reinsurance premiums                                (26,899)         (13,135)
                                                      ---------        ---------
Net premiums earned                                    213,017          199,826
Net investment income earned                            23,808           23,300
Net realized gains                                         840            2,273
Diversified insurance services revenue                  21,723           17,668
Other income                                               773              780
                                                     ---------        ---------

   Total revenues                                      260,161          243,847
                                                     ---------        ---------

Expenses:
Losses incurred                                        137,624          127,787
Loss expenses incurred                                  19,334           18,521
Policy acquisition costs                                65,366           61,856
Dividends to policyholders                               1,755            1,881
Interest expense                                         3,647            2,708
Diversified insurance services expenses                 20,160           16,391
Other expenses                                           2,820            2,126
                                                     ---------        ---------
   Total expenses                                      250,706          231,270
                                                     ---------        ---------

Income before Federal income tax                         9,455           12,577
                                                     ---------        ---------

Federal income tax expense(benefit) :
Current                                                  1,172            1,688
Deferred                                                   (16)             (21)
                                                     ---------        ---------
   Total Federal income tax expense                      1,156            1,667
                                                     ---------        ---------

Net income                                           $   8,299           10,910
                                                     =========        =========

Earnings per share:
   Basic                                             $    0.34             0.43
   Diluted                                           $    0.32             0.40
Dividends to stockholders                            $    0.15             0.15


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity


                                                          Unaudited                  Unaudited
                                                           March 31                   March 31
 ($ in thousands, except per share amounts)                  2001                       2000
-------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                    $    77,568                     75,929
   Dividend reinvestment plan
     (shares:  13,456-2001; 19,128-2000)                         26                         38
   Convertible subordinated debentures
     (shares: :  423-2001; 172,451-2000)                          1                        345
   Stock purchase and compensation plans
     (shares: 276,078-2001; 197,533-2000)                       552                        395
                                                        -----------                    -------
   End of period                                             78,147                     76,707
                                                        -----------                    -------

Additional paid-in capital:
   Beginning of year                                         63,074                     53,470
   Dividend reinvestment plan                                   263                        255
   Convertible subordinated debentures                            2                        864
   Stock purchase and compensation plans                      5,140                      2,447
                                                        -----------                    -------
   End of period                                             68,479                     57,036
                                                        -----------                    -------

Retained Earnings:
   Beginning of year                                        525,669                    514,477
   Net income                                                 8,299         8,299       10,910        10,910
   Cash dividends to stockholders ($.15 per share)           (3,790)                    (3,922)
                                                        -----------                    -------
   End of period                                            530,178                    521,465
                                                        -----------                    -------

Accumulated other comprehensive income:
   Beginning of year                                         99,325                     76,694
   Other comprehensive income-decrease in net
     unrealized gains, net of deferred income tax
     effect                                                  (2,066)       (2,066)      (3,267)       (3,267)
                                                             ------        ------       ------        ------
   End of period                                             97,259                     73,427
                                                        -----------                    -------
               Comprehensive income                                         6,233                      7,643
                                                                            =====                      =====

Treasury stock:
   Beginning of year                                       (181,552)                  (143,875)
   Acquisition of treasury stock
     (shares: 325,859-2001; 827,240-2000)                    (7,233)                   (12,966)
                                                        -----------                    -------
   End of period                                           (188,785)                  (156,841)
                                                        -----------                    -------

Deferred compensation expense and notes receivable
from stock sales:
   Beginning of year                                         (6,287)                    (6,731)
   Deferred compensation expense                             (4,492)                    (2,531)
   Amortization of deferred compensation expense
     and amounts received on notes                              649                        685
                                                        -----------                    -------
   End of period                                            (10,130)                    (8,577)
                                                        -----------                    -------

Total stockholders' equity                              $   575,148                    563,217
                                                        ===========                    =======


See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows


                                                                                            Unaudited
($ in thousands)                                                                       Quarter ended March 31
                                                                                       2001             2000
                                                                                     ---------        ---------
OPERATING ACTIVITIES
Net Income                                                                           $   8,299           10,910
                                                                                     ---------        ---------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                          1,283           (3,632)
Net increase in unearned premiums and prepaid reinsurance premiums                      26,899           13,135
Federal income tax                                                                       1,226            1,712
Depreciation and amortization                                                            3,509            3,891
Increase in premiums receivables                                                       (24,139)         (11,164)
Increase in other trade receivables                                                     (1,642)            (573)
Increase in deferred policy acquisition costs                                           (7,096)          (3,176)
Decrease in interest and dividends due or accrued                                        2,060            1,725
Increase in reinsurance recoverable on paid losses and loss expenses                    (2,894)          (3,629)
Net realized gains on investments                                                         (841)          (2,273)
Other--net                                                                              (5,763)          (6,058)
                                                                                     ---------        ---------
Net adjustments                                                                         (7,398)         (10,042)
                                                                                     ---------        ---------
Net cash provided by operating activities                                                  901              868
                                                                                     ---------        ---------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                       (111,452)         (64,606)
Purchase of equity securities, available-for-sale                                       (4,329)         (10,863)
Purchase of other investments                                                              (31)             (38)
Purchase adjustments of Selective HR Solutions, Inc.                                       (97)          (5,816)
Sale of debt securities, available-for-sale                                             11,200           11,030
Redemption and maturities of debt securities, held-to-maturity                          20,810           15,354
Redemption and maturities of debt securities, available-for-sale                        31,534           18,571
Sale of equity securities, available-for-sale                                            2,936            8,309
Proceeds from other investments                                                              2               57
Increase (decrease) in net payable for security transactions                            11,593             (218)
Net additions to real estate, furniture, equipment and software
     development                                                                        (1,371)          (2,817)
Net cash used in investing activities                                                ---------        ---------
                                                                                       (39,205)         (31,037)
                                                                                     ---------        ---------

FINANCING ACTIVITIES
Dividends to stockholders                                                               (3,790)          (3,922)
Acquisition of treasury stock                                                           (7,233)         (12,966)
Proceeds from short-term debt                                                               --           15,050
Net proceeds from dividend reinvestment plan                                               289              293
Net proceeds from stock purchase and compensation plans                                  5,692            2,842
Increase in deferred compensation expense and amounts received on notes receivable from stock sales
                                                                                        (4,459)          (2,490)
                                                                                     ---------        ---------
Net cash used in financing activities                                                   (9,501)          (1,193)
                                                                                     ---------        ---------

Net decrease in short-term investments and cash                                        (47,805)         (31,362)
Short-term investments and cash at beginning of year                                   104,667           57,395
                                                                                     ---------        ---------
Short-term investments and cash at end of year                                       $  56,862           26,033
                                                                                     =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                             $   2,536            3,479
Federal income tax                                                                          --               --
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                            3            1,221


See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       RECLASSIFICATIONS

         Certain amounts in our prior year consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassification had no effect on our net income or stockholders' equity.

3.       ADOPTION OF ACCOUNTING PRONOUNCEMENTS

         During First Quarter 2001, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133) and Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FASB 138). FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FASB 138 amends the accounting and reporting standards of FASB 133 for certain derivative instruments and certain hedging activities. The adoption of these standards had no material effect on the Company's results of operations or financial condition.

4.       SEGMENT INFORMATION

         We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, which are Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services. We evaluate the performance of the insurance segments based on their underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), we evaluate Investment performance based on after-tax investment returns, and we evaluate performance in Diversified Insurance Services in terms of net income and earnings before interest, taxes, depreciation and amortization (EBITDA) returns on revenue.

         The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Management of the investment portfolio is separate from the insurance underwriting segment and, therefore, has been classified as a segment. The operating results of the Investments segment take into account net investment income and net realized gains and losses. The Diversified Insurance Services business is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of the flood business managed for the National Flood Insurance Program, medical cost containment operations, professional employer organization operations, software development and program administration operations, and fee based income from alternative market affiliation programs. The segment's results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations.

         In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. We do not maintain separate investment portfolios for the segments and, therefore, do not allocate assets to the segments.

         The following summaries present revenues (net investment income and net realized gains or losses in the case of the investments segment) and pre-tax income for the individual segments:


Revenue by segment

                                                 Unaudited, Quarter ended
                                                        March 31
--------------------------------------------------------------------------------
($ in thousands)                                 2001           2000
--------------------------------------------------------------------------------
INSURANCE OPERATIONS:

Commercial lines net premiums earned             $162,671        145,879
Personal lines net premiums earned                 50,346         53,947
                                                 --------       --------
Total insurance operations revenues               213,017        199,826

INVESTMENTS:

Net investment income                              23,808         23,300
Net realized gains on investments                     840          2,273
                                                 --------       --------
Total investment revenues                          24,648         25,573


DIVERSIFIED INSURANCE SERVICES REVENUES            21,723         17,668
                                                 --------       --------

 TOTAL REVENUES ALL SEGMENTS                     $259,388        243,067
                                                 ========       ========


Income or (loss) before Federal income tax by segment

                                                   Unaudited, Quarter ended
                                                            March 31
--------------------------------------------------------------------------------
($ in thousands)                                     2001            2000
--------------------------------------------------------------------------------

INSURANCE OPERATIONS:

Commercial lines underwriting                      $ (8,288)         (8,217)
Personal lines underwriting                          (3,983)         (2,344)
                                                   --------        --------
Underwriting loss, before Federal income tax        (12,271)        (10,561)

INVESTMENTS:
Net investment income                                23,808          23,300
Net realized gains on investments                       840           2,273
                                                   --------        --------
Total investment income, before Federal
income tax                                           24,648          25,573

DIVERSIFIED INSURANCE SERVICES:

Income before federal income tax                      1,563           1,277
                                                   --------        --------

Total all segments                                   13,940          16,289

Interest expense                                     (3,647)         (2,708)

General corporate expenses                             (838)         (1,004)
                                                   --------        --------

Income before Federal income tax                   $  9,455          12,577
                                                   ========        ========

   5.    REINSURANCE

         The following is a table of assumed and ceded amounts by income statement caption:

                                Unaudited, Quarter ended
                                     March 31
--------------------------------------------------------
($ in thousands)                2001            2000
--------------------------------------------------------
Premiums written:
Assumed                       $  5,160           4,803
Ceded                          (24,812)        (21,272)

Premiums earned:
Assumed                          3,497           3,438
Ceded                          (25,094)        (22,491)

Losses incurred:
Assumed(1)                       5,746             476
Ceded(1)                       (23,986)        (18,039)

Loss expenses incurred:
Assumed                            180             239
Ceded                             (344)           (576)

(1) Assumed and ceded losses increased compared to the prior year due to a large commercial property fire loss.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates," and other similar words, or the negative thereof, and, among other things, describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include, but are not limited to: the effects of economic conditions and conditions which affect the market for property and casualty insurance; laws, rules and regulations which apply to insurance companies, including the impact of personal automobile reform legislation in New Jersey; the effects of competition from other insurers and banks, and the trend toward self-insurance; risks we face in entering new markets and diversifying the products and services we offer; weather-related events and other catastrophes affecting our insureds, our ability to obtain rate increases and to retain business; the performance of our independent insurance agencies; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including, but not limited to the Annual Report on Form 10-K, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our results of operations, financial condition and liquidity for the interim periods indicated.

RESULTS OF OPERATIONS

The following discussion is a comparison of First Quarter ended March 31, 2001 (First Quarter 2001) to First Quarter ended March 31, 2000 (First Quarter 2000).

Our net income was $8.3 million, or $0.32 per diluted share, for First Quarter 2001 compared to $10.9 million, or $0.40 per diluted share, for First Quarter 2000. Operating income was $7.8 million, or $0.30 per diluted share, for First Quarter 2001 compared to $9.4 million, or $0.35 per diluted share, for First Quarter 2000. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors but is not intended as a substitute for net income prepared in accordance with GAAP.

The Financial Accounting Standards Board (FASB) announced, in connection with finalizing the new accounting standard for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment, and the value would be written down only in periods in which the carrying value of goodwill is more than fair value. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001, but the FASB's tentative conclusion is subject to change, and there can be no assurance when or if a final standard will be issued.

Goodwill amortization expense, which is included in other expenses, was $835,000 in First Quarter 2001, $829,000 in First Quarter 2000, $3,320,000 in 2000,
$2,153,000 in 1999 and $1,346,000 in 1998.

OPERATING SEGMENTS

We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments and Diversified Insurance Services. We evaluate the performance of the insurance segments based on their underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), we evaluate Investment performance based on after-tax investment returns, and we evaluate performance in Diversified Insurance Services in terms of net income and earnings before interest, taxes, depreciation and amortization (EBITDA) returns on revenue. For an additional description of accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 42 through 44 of the Annual Report to shareholders for the year ended December 31, 2000. See Note 4 to the March 31, 2001 Unaudited Consolidated Financial Statements on pages 6 and 7 of this report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

Insurance Operations Segment

                                                  Unaudited, Quarter
                                                    ended March 31
($ in thousands)                                 2001          2000
------------------------------------------------------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                          $    239,916       212,961
                                              ============       =======
Net premiums earned                                213,017       199,826
Losses and loss expenses incurred                  156,958       146,308
Net underwriting expenses incurred                  66,575        62,198
Dividends to policyholders                           1,755         1,881
                                              ------------       -------
Underwriting loss                             $    (12,271)      (10,561)
                                              ------------       -------
GAAP RATIOS:
Loss and loss expense ratio                           73.7          73.2
Underwriting expense ratio                            31.3          31.1
Dividends to policyholders ratio                       0.8           1.0
                                                     -----         -----
Combined ratio                                       105.8         105.3
                                                     =====         =====

Net premiums written for First Quarter 2001 increased approximately $27 million, or 13% to $240 million, including $52 million in net new business, when compared to the same period one year ago. Net premiums written for commercial lines grew 17% compared to First Quarter 2000, driven by renewal premium increases that averaged 16% (including estimated exposure growth of five points) during First Quarter 2001. Personal lines net premiums written were down about 1%. The combined ratio increased .5 points to 105.8%, for First Quarter 2001 from the First Quarter 2000 primarily as a result of higher personal lines ratio of losses and loss expenses incurred to net premiums earned.

The underwriting expense ratio increased slightly to 31.3% for First Quarter 2001 compared to 31.1% for the same period one year ago. Costs that vary with premium volume, including commissions, taxes licenses and fees, and board bureau dues declined. Offsetting this decrease, labor costs increased due to increased employee benefit costs, including incentive based rewards, and new hires. Overall, productivity in First Quarter 2001, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $486,000, up from $464,000 for First Quarter 2000. Our strategic initiatives which are designed to either reduce costs or increase business include: i) the Mobile Claim System; ii) streamlined processing for small commercial lines accounts (One & Done); and iii) the consolidation of the two New Jersey offices and the consolidation of the Richmond, Virginia and Chesapeake, Maryland regional offices in conjunction with the formation of a service center in Richmond. These initiatives are expected to reduce our expense ratio and increase our productivity measure.

          Commercial Lines Underwriting

                                             Unaudited, Quarter
COMMERCIAL LINES                               ended March 31
($ in thousands)                           2001              2000
--------------------------------------------------------------------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                     $ 189,559           162,064
                                         =========         =========
Net premiums earned                        162,671           145,879
Losses and loss expenses incurred          117,794           105,343
Net underwriting expenses incurred          51,410            46,872
Dividends to policyholders                   1,755             1,881
                                         ---------         ---------
Underwriting loss                        $  (8,288)           (8,217)
                                         ---------         ---------
GAAP RATIOS:
Loss and loss expense ratio                   72.4%             72.2
Underwriting expense ratio                    31.6%             32.1
Dividends to policyholders ratio               1.1%              1.3
                                         ---------         ---------
Combined ratio                               105.1%            105.6
                                         =========         =========

Commercial Lines Underwriting accounted for approximately 79% of net premiums written during First Quarter 2001. Net premiums written increased $27 million, or 17%, to $190 million for First Quarter 2001 compared to $162 million for the same period in 2000. Net premiums written included approximately $44 million in net new business for First Quarter 2001, compared to $37 million for the same period one year ago. Growth in all regions was driven by a 16% average increase in renewal premiums (including estimated exposure growth of five points) for First Quarter 2001 compared to an 8% increase during the same period in 2000.

Overall claim measures indicated an increase in claim frequency of approximately 5%, while claim severity was down about 2%, compared to First Quarter 2000. Our ongoing pricing initiatives more than offset the changes we are seeing on the loss side.

For First Quarter 2001, the Commercial Lines combined ratio decreased .5 points to 105.1% when compared to the same period one year ago. The lower combined ratio reflected: (i) our commercial lines pricing initiatives, as the higher rates are earned over the duration of the policies; (ii) the positive effects of specific underwriting initiatives targeted to enhance under-performing classes of business, in particular the contractors' SBU; and (iii) automation, service and expense control strategies to eliminate processing duplication and reduce overhead expense. The Commercial Lines combined ratio for the full year 2000 was 107.5%. The 105.1% this quarter is beginning to reflect the positive impact of our commercial lines pricing initiatives, as these rate increases are earned into our business.

                                Personal Lines Underwriting

                                             Unaudited, Quarter
Personal Lines                                 ended March 31
 ($ in thousands)                          2001             2000
------------------------------------------------------------------
GAAP Insurance Operation Results
Net premiums written                     $ 50,357           50,897
                                         --------         --------
Net premiums earned                        50,346           53,947
Losses and loss expenses incurred          39,164           40,965
Net underwriting expenses incurred         15,165           15,326
                                         --------         --------
Underwriting (loss)                      $ (3,983)          (2,344)
                                         ========         ========
GAAP Ratios:
Loss and loss expense ratio                  77.8%            75.9
Underwriting expense ratio                   30.1%            28.4
                                         --------         --------
Combined ratio                              107.9%           104.3
                                         ========         ========



Personal Lines Underwriting net premiums written decreased $.5 million, or 1 %, to $50 million for First Quarter 2001 when compared to $51 million for the same period in 2000. The decrease was primarily due to a reduction in our South Carolina policies in-force as a result of a highly competitive personal lines marketplace and our reluctance to participate at inadequate rates. Overall, personal lines net premiums written included net new business written of $8 million in First Quarter 2001 compared with $12 million during the same period one year ago.

The Personal Lines combined ratio was 107.9% for First Quarter, up 3.6 points from First Quarter 2000. This increase was primarily due to unsatisfactory New Jersey personal automobile results that increased to a 111.6% combined ratio in 2001 from a 104.8% in First Quarter last year. The 6.8 point increase was primarily the result of under-priced involuntary Urban Enterprise Zone (UEZ) business. In addition, loss cost savings resulting from legislation and regulations enacted under the New Jersey Automobile Insurance Cost Reduction Act, for the purpose of reducing insurer's loss costs, have fallen significantly short of offsetting the mandatory 15% premium rate roll back in New Jersey.

The UEZ Program mandated by the State of New Jersey Department of Insurance requires New Jersey automobile insurers to write, at our voluntary rate levels, an amount of auto insurance in designated urban areas proportionate to our voluntary market share, currently estimated at 2.7% compared with 3.1% last year. The UEZ business represented about 16% of our New Jersey net premiums earned in First Quarter 2001, or $4 million for both First Quarter 2001 and 2000. This business generated a combined ratio of about 180% in First Quarter 2001 compared to 195% in First Quarter 2000. As of March 31, 2001 we have slightly more UEZ exposures than required; and therefore, do not believe we will be assigned additional UEZ policies in 2001.

In personal lines, New Jersey automobile insurance is still a major challenge for the entire industry. We are pursuing our personal automobile rate filing for an increase in premium rates of an average of 18.9%, but believe this will be a long and difficult process. The New Jersey personal automobile market has been further complicated by the recent exemption of the state's largest automobile insurer, with 17% market share, from the "take all comers" provision of the law by the New Jersey Insurance Department. We are uncertain at present what impact this new development may have on our New Jersey marketshare or results.


Diversified Insurance Services Segment

                                                   Unaudited, Quarter ended
                                                        March 31, 2001
---------------------------------------------------------------------------
 ($ in thousands)                                      2001         2000
---------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                       $    3,089        2,597
Income Before Federal Income Tax                         351          471
MEDICAL COST CONTAINMENT
Net Revenue                                            4,613        3,100
Income Before Federal Income Tax                       1,050          429
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                            8,939        7,125
Income Before Federal Income Tax                         119          298
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net Revenue                                            4,692        4,542
Loss Before Federal Income Tax                           (67)          (1)
OTHER
Net Revenue                                              390          304
Income Before Federal Income Tax                         111           80
TOTAL
Net Revenue                                           21,723       17,668
Income Before Federal Income Tax                       1,563        1,277
Net Income                                             1,003          795
EBITDA                                                 3,025        2,711
Return on Net Revenue                                    4.6          4.5



Diversified Insurance Services businesses generated $21.7 million of revenue and $1.0 million of net income for First Quarter 2001, compared with $17.7 million of revenue and $0.8 million of net income for the same period one year earlier. Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 12% to $3 million for First Quarter 2001 compared to the same period in 2000. The segment generated a return on net revenue of 4.6% for First Quarter 2001, consistent with the prior year. We expect continued revenue growth in this segment and increased opportunities for these businesses working together with the Insurance Operations.

Flood Insurance

During First Quarter 2001, flood direct premiums written increased 18.2% to $9.0 million compared to the same period one year ago. In addition to underwriting fees, we receive fees for handling claims. Together these fees generated $3.1 million of revenue in First Quarter 2001 compared to $2.6 million of revenue a year ago. The positive impact of increased premium volume on revenue was partially offset by a .7 point decrease in the commission rate received from the National Flood Insurance Program to 31%, from 31.7% during 2000. This factor combined with increased expenses due to start-up costs associated with Flood Connect, LLC reduced pre-tax profit for this unit to $0.4 million in First Quarter 2001 compared to $0.5 million in First Quarter 2000.


Medical Cost Containment - Alta Services LLC (Alta) and Consumer Health Network Plus, LLC (CHN) During First Quarter 2001, Alta increased its client base and generated revenue of $2.6 million compared with $1.7 million in the same period of 2000. Pre-tax net income was $0.6 million in the First Quarter 2001 compared to $0.4 million in the same period of 2000.

CHN has continued to expand its number of network providers, which now includes 53,000 locations as of the end of the first quarter 2001 compared to 44,000 a year ago. An increase in the number of locations coupled with an increase in network utilization has generated $1.9 million in revenue compared with $1.4 million for the same period of 2000. CHN's pre-tax net income was $0.5 million during First Quarter 2001 and $32,000 during the same period a year ago.

Professional Employer Organization (PEO) - Selective HR Solutions Inc.
We continued to introduce the PEO product in our operating territories during First Quarter 2001, building on existing agent/business owner relationships. During the past year, 210 agents signed on to sell the PEO product with 65 agents making PEO sales. The number of PEO worksite employees has increased 40% over First Quarter 2000 to just over 20,000. In First Quarter 2001, Selective HR Solutions generated $8.9 million in revenue compared with $7.1 million in the same period of 2000. Increased infrastructure costs more than offset the revenue growth, which resulted in pre-tax net income of $0.1 million during First Quarter 2001 compared to $0.3 million in the same period of 2000.


Software Development and Program Administration -- PDA Software Services, Inc.
(PDA)

PDA incurred a pre-tax loss of $0.1 million in First Quarter 2001 compared to break even during the same period a year ago. These results included acquisition-related costs such as retention bonuses and the amortization of goodwill of $.5 million in both First Quarter 2001 and 2000. The retention bonuses will continue as charges against income through 2002. Revenues for First Quarter 2001 were $4.7 million, compared with $4.5 million for First Quarter 2000.

Investments Segment

Net investment income earned after-tax for First Quarter 2001 of $18 million, is consistent with First Quarter 2000. We had a 4.3% annualized after-tax investment yield, down slightly from 4.4% for the same period in 2000. Net realized gains after-tax for First Quarter 2001 decreased $1 million to $.5 million. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

FEDERAL INCOME TAXES

Total Federal income tax expense decreased by $.5 million to $1 million for First Quarter 2001. The decrease reflects lower capital gains recognized for the quarter. Our effective tax rate was 12% for First Quarter 2001, compared with 13% for First Quarter 2000. Our effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc., (the Parent) is a holding company, the principal assets of which are investments in Insurance and Diversified Insurance Services subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported on our statutory annual statements as of the preceding December 31.

The Parent's cash requirements include principal and interest payments on its senior notes and subordinated debentures, dividends to stockholders, and general operating expenses as well as the cost of shares of common stock repurchased under our common stock repurchase program, which commenced in 1996. As of March 31, 2001, we had repurchased a total of 7.2 million shares at a total cost of $138 million under the program, of which 0.2 million shares were repurchased during First Quarter 2001 at a total cost of $5 million. On May 4, 2001, the Board of Directors extended the expiration date of the stock repurchase program to May 31, 2002. There are 800,000 shares remaining under the current authorization of 8,000,000 shares.

In addition to the cash requirements of the Parent, our overall obligations and cash outflow also include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases and capital expenditures. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

For First Quarter 2001, cash provided by operating activities was $0.9 million compared to $0.8 million for First Quarter 2000. While there have been improvements in our casualty lines, we have not seen more of an improvement in operating cash flow because of a slight deterioration in the quicker paying property lines, and an increase in workers' compensation disposal rates.

Total assets increased 2%, or $51 million, from December 31, 2000 to March 31, 2001. The increase was due to increases in premium receivables of $24 million and deferred policy acquisition costs of $ 8 million primarily driven by the increased premium volume; and increased reinsurance recoverables of $13 million due to increased large property losses compared to the fourth quarter of 2000.

The increase in total liabilities of 3%, or $54 million, from December 31, 2000 to March 31, 2001 was mainly attributable to an increase in unearned premium reserves of $27 million and $15 million in loss reserves due primarily to the increase in premiums written. Securities payable, classified within other liabilities, increased $15 million due to bonds purchased in late March that did not settle until April 2001.

RECENT LEGISLATION AND REGULATION

On June 1, 2000, federal regulators issued final regulations implementing the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (the Act), governing the privacy of consumer financial information. The regulations became effective on November 13, 2000, and compliance with the regulations is required by July 1, 2001. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to nonaffiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. Some of the states in which we are licensed already had or have adopted laws that are at least as restrictive as the Act and its regulations. This is an evolving area of regulation requiring the Company's continued monitoring. While we believe that we are in compliance with all currently effective and applicable laws affecting our operations, we will review the steps necessary to comply with applicable privacy laws and regulations under the Act prior to the mandatory date of compliance. We do not believe satisfying this regulatory requirement will have a significant financial impact to our operations.

Effective January 1, 2001, we adopted a codified set of statutory accounting principles as required by the National Association of Insurance Commissioners. The changes to the statutory accounting principles reduce the differences within statutory accounting permitted practices between states. The adoption of the codified statutory accounting principles will not have a material impact to the Risk Based Capital ratios for the insurance subsidiaries and will not significantly impact the dividend paying capabilities of the insurance subsidiaries. For a more complete discussion of statutory accounting, see Note 12 on page 52 of our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective's Annual Meeting of Stockholders was held on May 4, 2001. At the Annual Meeting, C. Edward Herder, Gregory E. Murphy, William M. Rue and Thomas
D. Sayles, Jr. were elected as directors to serve for a term of three years and until their successors are elected and qualified. Votes cast and withheld for the election of directors were as follows:

                                         Votes for         Votes withheld
                                         ---------         --------------
C. Edward Herder                        18,238,025             301,725
Gregory E. Murphy                       18,304,849             234,910
William M. Rue                          18,075,018             464,732
Thomas D. Sayles, Jr.                   18,250,266             289,484

The directors whose terms of office continued after the Annual meeting are; Paul
D. Bauer, A. David Brown, William A. Dolan II, William C. Gray, William M. Kearns Jr., Joan M. Lamm-Tennant, S. Griffin McClellan III, and J. Brian Thebault.


No other matters were voted on at the Annual meeting.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:
             The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)          Reports on Form 8-K:
             There were no reports on Form 8-K filed during the period covered by this report.



                                INDEX TO EXHIBITS



Exhibit No.
-----------


     11                 Statement Re: Computation of Per Share Earnings, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT




By: /s/ Dale A. Thatcher                                            May 10, 2001
    ---------------------------------------------
    Dale A. Thatcher
    Senior Vice President of Finance,
    Chief Financial Officer and Treasurer




By: /s/ Gregory E. Murphy                                           May 10, 2001
    ---------------------------------------------
    Gregory E. Murphy
    Chairman, President and Chief Executive Officer