Form 10-Q
period 2001-06-30
SELECTIVE INSURANCE GROUP INC
filed 2001-08-14
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended...June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               --------------------      ---------------------

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                     New Jersey                          22-2168890
------------------------------------------  ------------------------------------
           State or other jurisdiction of   (I.R.S. Employer Identification No.)
           incorporation or organization)

             40 Wantage Avenue
          Branchville, New Jersey                            07890
-------------------------------------------        ---------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (973) 948-3000
       ------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of July 31, 2001:
25,401,667

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets


                                                                          Unaudited
---------------------------------------------------------------------------------------------------------
                                                                           June 30,      December 31,
($ in thousands, except share amounts)                                        2001            2000
---------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
  (fair value: $206,286-2001; $231,057-2000)                             $  198,762          225,177
Debt securities, available-for-sale - at fair value
  (amortized cost: $1,271,087-2001; $1,184,698-2000)                      1,298,813        1,202,758
Equity securities, available-for-sale - at fair value
  (cost of: $112,497-2001; $104,830-2000)                                   236,305          239,578
Short-term investments - (at cost which approximates fair value)             31,760           95,908

Other investments                                                            14,199           13,642
                                                                         ----------       ----------
Total investments                                                         1,779,839        1,777,063

Cash                                                                          8,520            8,759
Interest and dividends due or accrued                                        23,078           22,808
Premiums receivables                                                        316,852          274,031
Other trade receivables                                                      27,089           24,915
Reinsurance recoverable on paid losses and loss expenses                     13,855            9,332
Reinsurance recoverable on unpaid losses and loss expenses                  173,177          160,869
Prepaid reinsurance premiums                                                 33,751           33,097
Current Federal income tax                                                      528            1,681
Deferred Federal income tax                                                   8,831            8,971
Real estate, furniture, equipment, and software development                  56,434           57,820
Deferred policy acquisition costs                                           131,356          118,413
Goodwill                                                                     47,670           49,338
Other assets                                                                 26,710           25,905
                                                                         ----------       ----------
  Total assets                                                           $2,647,690        2,573,002
                                                                         ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                       $1,115,986        1,099,929
Reserve for loss expenses                                                   167,833          172,727
Unearned premiums                                                           483,490          436,506
Convertible subordinated debentures                                           3,835            3,848
Notes payable                                                               159,786          159,786
Other liabilities                                                           129,968          122,409
                                                                         ----------       ----------
  Total liabilities                                                       2,060,898        1,995,205
                                                                         ----------       ----------
STOCKHOLDERS' EQUITY:
Common stock of $2 par value per share:
Authorized shares: 180,000,000
  Issued: 39,323,132-2001; 38,783,742-2000                                   78,646           77,568
Additional paid-in capital                                                   73,179           63,074
Retained earnings                                                           535,283          525,669
Accumulated other comprehensive income                                       98,497           99,325
Treasury stock - at cost (shares: 13,923,391-2001; 13,577,266-2000)        (189,295)        (181,552)
Deferred compensation expense and notes receivable from stock sales          (9,518)          (6,287)
                                                                         ----------       ----------
  Total stockholders' equity                                                586,792          577,797
                                                                         ----------       ----------

  Total liabilities and stockholders' equity                             $2,647,690        2,573,002
                                                                         ==========       ==========





See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income


($ in thousands, except per share amounts)                   Unaudited                    Unaudited
                                                           Quarter ended               Six Months ended
                                                              June 30,                     June 30,
                                                     --------------------------   -------------------------
                                                        2001           2000          2001            2000
                                                     --------------------------   -------------------------
Revenues:
Net premiums written                                $ 235,697        218,089      $ 475,613        431,050
Net increase in unearned premiums and prepaid
      reinsurance premiums                            (19,431)       (17,463)       (46,330)       (30,598)
                                                    ---------      ---------      ---------      ---------
Net premiums earned                                   216,266        200,626        429,283        400,452
Net investment income earned                           23,920         24,498         47,728         47,798
Net realized gains                                      1,564            446          2,404          2,719
Diversified insurance services revenue                 22,001         18,364         43,724         36,031
Other income                                              690          1,311          1,463          2,092
                                                    ---------      ---------      ---------      ---------

     Total revenues                                   264,441        245,245        524,602        489,092
                                                    ---------      ---------      ---------      ---------

Expenses:
Losses incurred                                       135,770        136,081        273,394        263,868
Loss expenses incurred                                 22,845         17,420         42,179         35,941
Policy acquisition costs                               66,408         66,510        131,774        128,366
Dividends to policyholders                              2,045          1,569          3,800          3,450
Interest expense                                        3,646          3,534          7,293          6,242
Diversified insurance services expenses                20,743         17,380         40,903         33,771
Other expenses                                          2,993          2,224          5,812          4,350
                                                    ---------      ---------      ---------      ---------
     Total expenses                                   254,450        244,718        505,155        475,988
                                                    ---------      ---------      ---------      ---------

Income before Federal income tax                        9,991            527         19,447         13,104
                                                    ---------      ---------      ---------      ---------

Federal income tax expense(benefit) :
Current                                                   669         (2,175)         1,841           (487)
Deferred                                                  431           (404)           415           (425)
                                                    ---------      ---------      ---------      ---------
     Total Federal income tax expense (benefit)         1,100         (2,579)         2,256           (912)
                                                    ---------      ---------      ---------      ---------

Net income                                          $   8,891          3,106      $  17,191         14,016
                                                    =========      =========      =========      =========

Earnings per share:
     Basic                                          $    0.36           0.12      $    0.70           0.55
     Diluted                                        $    0.34           0.12      $    0.66           0.53
Dividends to stockholders                           $    0.15           0.15      $    0.30           0.30



See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                            Unaudited                    Unaudited
                                                                             June 30,                     June 30,
 ($ in thousands, except per share amounts)                                    2001                         2000
-----------------------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                                     $  77,568                        75,929
   Dividend reinvestment plan
     (shares:  24,806-2001;34,089-2000)                                         49                            68
   Convertible subordinated debentures
     (shares:  1,835-2001; 172,451-2000)                                         4                           345
   Stock purchase and compensation plans
     (shares: 512,749-2001; 283,153-2000)                                    1,025                           566
                                                                         ---------                     ---------
   End of period                                                            78,646                        76,908
                                                                         ---------                     ---------

Additional paid-in capital:
   Beginning of year                                                        63,074                        53,470
   Dividend reinvestment plan                                                  524                           510
   Convertible subordinated debentures                                           9                           862
   Stock purchase and compensation plans                                     9,572                         4,038
                                                                         ---------                     ---------
   End of period                                                            73,179                        58,880
                                                                         ---------                     ---------

Retained Earnings:
   Beginning of year                                                       525,669                       514,477
   Net income                                                               17,191         17,191         14,016         14,016
   Cash dividends to stockholders ($.30 per share)                          (7,577)                       (7,771)
                                                                         ---------                     ---------
   End of period                                                           535,283                       520,722
                                                                         ---------                     ---------

Accumulated other comprehensive income:
   Beginning of year                                                        99,325                        76,694
   Other comprehensive income-decrease in net
     unrealized gains on available-for-sale securities,
     net of deferred income tax effect                                        (828)          (828)        (2,619)        (2,619)
                                                                         ---------        -------      ---------       --------
   End of period                                                            98,497                        74,075
                                                                         ---------                     ---------
               Comprehensive income                                                        16,663                        11,397
                                                                                          =======                      ========

Treasury stock:
   Beginning of year                                                      (181,552)                     (143,875)
   Acquisition of treasury stock
     (shares: 346,125-2001; 1,555,385-2000)                                 (7,743)                      (26,798)
                                                                         ---------                     ---------
   End of period                                                          (189,295)                     (170,673)
                                                                         ---------                     ---------

Deferred compensation expense and notes receivable from stock sales:
   Beginning of year                                                        (6,287)                       (6,731)
   Deferred compensation expense                                            (4,995)                       (2,824)
   Amortization of deferred compensation expense and
   amounts received on notes                                                 1,764                         1,598
                                                                         ---------                     ---------
   End of period                                                            (9,518)                       (7,957)
                                                                         ---------                     ---------

Total stockholders' equity                                               $ 586,792                       551,955
                                                                         =========                     =========



See accompanying notes to unaudited consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                               Unaudited
($ in thousands)                                                                        Six Months ended June 30,
                                                                                         2001            2000
                                                                                         ----            ----
OPERATING ACTIVITIES
Net Income                                                                            $  17,191         14,016
                                                                                      ---------      ---------
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                          (1,145)         6,373
Net increase in unearned premiums and prepaid reinsurance premiums                       46,330         30,598
Federal income tax                                                                        1,740           (943)
Depreciation and amortization                                                             7,575          7,288
Increase in premiums receivables                                                        (42,821)       (32,882)
Increase in other trade receivables                                                      (2,174)        (3,870)
Increase in deferred policy acquisition costs                                           (12,943)        (8,789)
Increase (decrease) in interest and dividends due or accrued                               (270)           670
Increase in reinsurance recoverable on paid losses and loss expenses                     (4,523)        (1,389)
Net realized gains on investments                                                        (2,404)        (2,719)
Other- net                                                                               (1,585)        (8,298)
                                                                                      ---------      ---------
Net adjustments                                                                         (12,220)       (13,961)
                                                                                      ---------      ---------
Net cash provided by operating activities                                                 4,971             55
                                                                                      ---------      ---------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                        (161,001)       (76,570)
Purchase of equity securities, available-for-sale                                       (14,884)       (16,322)
Purchase of other investments                                                              (562)        (1,233)
Purchase adjustments of subsidiaries acquired                                               (97)        (5,988)
Sale of debt securities, available-for-sale                                              17,507         11,030
Redemption and maturities of debt securities, held-to-maturity                           26,436         25,817
Redemption and maturities of debt securities, available-for-sale                         56,637         35,193
Sale of equity securities, available-for-sale                                            10,331         11,527
Proceeds from other investments                                                               5             60
Increase in net payable for security transactions                                         8,358          5,249
Net additions to real estate, furniture, equipment and software development              (2,979)        (6,476)
                                                                                      ---------      ---------
Net cash used in investing activities                                                   (60,249)       (17,713)
                                                                                      ---------      ---------

FINANCING ACTIVITIES
Dividends to stockholders                                                                (7,577)        (7,771)
Acquisition of treasury stock                                                            (7,743)       (26,798)
Net proceeds from notes payable                                                              --         88,513
Paydown of short-term debt                                                                   --        (51,302)
Net proceeds from dividend reinvestment plan                                                573            578
Net proceeds from stock purchase and compensation plans                                  10,597          4,604
Increase in deferred compensation expense and amounts received on notes
     receivable from stock sales                                                         (4,959)        (2,774)
                                                                                      ---------      ---------
Net cash provided by (used in) financing activities                                      (9,109)         5,050
                                                                                      ---------      ---------

Net decrease in short-term investments and cash                                         (64,387)       (12,608)
Short-term investments and cash at beginning of year                                    104,667         57,395
                                                                                      ---------      ---------
Short-term investments and cash at end of year                                        $  40,280         44,787
                                                                                      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                              $   7,118          5,090
Federal income tax                                                                           --             --
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                            13          1,221


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

2.   RECLASSIFICATIONS

     Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.   CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting be used to record all business combinations effected after June 30, 2001. The Company does not anticipate the adoption of this statement to have a material effect on our results of operations or financial condition. FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets be tested at least annually for impairment. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Goodwill amortization expense after-tax, which is included in other expenses and Diversified Insurance Services expenses, was $560,000 in Second Quarter 2001, $539,000in Second Quarter 2000, $1,119,000 in Six Months 2001 and $1,076,000 in Six Months 2000, $2,160,000 in 2000, and
     $1,400,000 in 1999.We are currently evaluating the impact that the adoption of FAS 142 will have on our results of operations and financial condition.

4.   SEGMENT INFORMATION

     We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, which are Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services. We evaluate the performance of the insurance segment based on its underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), we evaluate Investments performance based on after-tax investment returns, and we evaluate performance in Diversified Insurance Services in terms of net income and earnings before interest, taxes, depreciation and amortization (EBITDA) returns on revenue.

     The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Management of the investment portfolio is separate from the other segments and, therefore, has been classified as a separate segment. The operating results of the Investments segment take into account net investment income and net realized gains and losses. The Diversified Insurance Services segment is also managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of the flood business managed for the National Flood Insurance Program, medical cost containment operations, professional employer organization operations, and software development and program administration operations. The segment's results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations.

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

     The following summaries present revenues (net investment income and net realized gains or losses in the case of the investments segment) and pre-tax income for the individual segments:

Revenue by segment


($ in thousands)                                     Unaudited, Quarter        Unaudited, Six Months
                                                        ended June 30,            ended June 30,
                                                    ---------------------      ----------------------
                                                       2001         2000          2001         2000
-----------------------------------------           ---------    ---------     ----------   ---------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                $165,130       148,162      $327,801       294,041
Personal lines net premiums earned                    51,136        52,464       101,482       106,411
                                                    --------      --------      --------      --------
Total insurance operations revenues                  216,266       200,626       429,283       400,452

INVESTMENTS:
Net investment income                                 23,920        24,498        47,728        47,798
Net realized gains on investments                      1,564           446         2,404         2,719
                                                    --------      --------      --------      --------
Total investment revenues                             25,484        24,944        50,132        50,517

DIVERSIFIED INSURANCE SERVICES :                      22,001        18,364        43,724        36,031
                                                    --------      --------      --------      --------
Total revenues all segments                          263,751       243,934       523,139       487,000
                                                    --------      --------      --------      --------
Other income                                             690         1,311         1,463         2,092
                                                    --------      --------      --------      --------
TOTAL REVENUES                                      $264,441       245,245      $524,602       489,092
                                                    ========      ========      ========      ========


Income or (loss) before Federal income tax by segment


($ in thousands)                                        Unaudited, Quarter         Unaudited, Six Months
                                                          ended June 30,             ended June 30,
                                                    -------------------------   ------------------------
                                                       2001           2000        2001           2000
--------------------------------------------------  -----------    ---------    ---------      ---------
INSURANCE OPERATIONS:
Commercial lines underwriting                       $ (8,759)      (11,501)     $(17,047)      (19,718)
Personal lines underwriting                           (2,713)       (8,820)       (6,696)      (11,164)
                                                    --------      --------      --------      --------
Underwriting loss, before Federal income tax         (11,472)      (20,321)      (23,743)      (30,882)

INVESTMENTS:
Net investment income                                 23,920        24,498        47,728        47,798
Net realized gains on investments                      1,564           446         2,404         2,719
                                                    --------      --------      --------      --------
Total investment income, before Fed. income tax       25,484        24,944        50,132        50,517

DIVERSIFIED INSURANCE SERVICES:
Income before federal income tax                       1,258           984         2,822         2,260
                                                    --------      --------      --------      --------
TOTAL ALL SEGMENTS                                    15,270         5,607        29,211        21,895
Interest expense                                      (3,646)       (3,534)       (7,293)       (6,242)
General corporate expenses                            (1,633)       (1,546)       (2,471)       (2,549)
                                                    --------      --------      --------      --------
INCOME BEFORE FEDERAL INCOME TAX                    $  9,991           527      $ 19,447        13,104
                                                    ========      ========      ========      ========

5.   REINSURANCE

     The following is a table of assumed and ceded amounts by income statement caption:

                             Unaudited, Quarter ended    Unaudited, Six Months ended
                                     June 30,                     June 30,
-------------------------------------------------------------------------------------
($ in thousands)                2001         2000          2001           2000
-------------------------------------------------------------------------------------
Premiums written:
Assumed                     $  2,355         1,361      $  7,515         6,164
Ceded                        (26,313)      (23,107)      (51,125)      (44,379)

Premiums earned:
Assumed                        3,756         3,129         7,253         6,567
Ceded                        (25,377)      (23,115)      (50,471)      (45,606)

Losses incurred:
Assumed(1)                     3,098           745         8,844         1,221
Ceded(1)                     (15,140)      (13,914)      (39,126)      (31,953)

Loss expenses incurred:
Assumed                          214            33           394           472
Ceded                           (743)         (543)       (1,087)       (1,119)

     (1) Assumed and ceded losses increased compared to the comparable period in the prior year due to a large commercial property fire loss in the first quarter of 2001 combined with increased participation in involuntary plans as a result of increases in our voluntary net premiums written.

FORWARD-LOOKING STATEMENTS
Some of the statements in this report are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes," "expects," "may," "will," "should," "anticipates," "benefits," the negatives thereof, or by discussions of strategy. Such forward-looking statements involve opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ as a result of risks facing the Company. These include, but are not limited to: economic, market or regulatory conditions; reinsurance costs and availability; risks associated with Selective's entry into new markets; diversification in both geographic and business operations; catastrophic events; uncertainties related to rate increases and business retention; changes in New Jersey automobile insurance laws and regulations; and other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including, but not limited to the Annual Report on Form 10-K, although we do not promise to update such forward - looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our results of operations, financial condition and liquidity for the interim periods indicated.

RESULTS OF OPERATIONS

The following discussion is a comparison of the second quarter ended June 30, 2001 (Second Quarter 2001) and the six month period ended June 30, 2001 (Six Months 2001) to the second quarter ended June 30, 2000 (Second Quarter 2000) and the six month period ended June 30, 2000 (Six Months 2000).

Our net income was $8.9 million, or $0.34 per diluted share, for Second Quarter 2001 compared to $3.1 million, or $0.12 per diluted share, for Second Quarter 2000. Our net income was $17.2 million, or $0.66 per diluted share, for Six Months 2001 compared to $14.0 million, or $0.53 per diluted share, for Six Months 2000. Operating income was $7.9 million, or $0.30 per diluted share, for Second Quarter 2001 compared to $2.8 million, or $0.11 per diluted share, for Second Quarter 2000. Our operating income was $15.6 million, or $0.60 per diluted share, for Six Months 2001 compared to $12.2 million, or $0.46 per diluted share, for Six Months 2000. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

OPERATING SEGMENTS

We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments and Diversified Insurance Services. We evaluate the performance of the insurance segment based on underwriting results prepared in accordance GAAP, we evaluate performance in Investments based on after-tax investment returns, and we evaluate performance in Diversified Insurance Services based on net income and earnings before interest, taxes, depreciation and amortization (EBITDA) and returns on revenue. For an additional description of accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 42 through 44 of the Annual Report to shareholders for the year ended December 31, 2000 incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2000. See Note 4 to the June 30, 2001 Unaudited Consolidated Financial Statements on pages 6 and 7 of this report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

                          Insurance Operations Segment

($ in thousands)                       Unaudited, Quarter ended      Unaudited, Six Months ended
                                                June 30,                      June 30,
                                          2001           2000             2001        2000
                                       -------------------------      ------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                   $ 235,697        218,089        475,613        431,050
                                       =========      =========      =========      =========
Net premiums earned                    $ 216,266        200,626        429,283        400,452
Losses and loss expenses incurred        158,616        153,501        315,573        299,809
Net underwriting expenses incurred        67,078         65,877        133,653        128,075
Dividends to policyholders                 2,044          1,569          3,800          3,450
                                       ---------      ---------      ---------      ---------
Underwriting  loss                     $ (11,472)       (20,321)       (23,743)       (30,882)
                                       ---------      ---------      ---------      ---------
GAAP RATIOS:
Loss and loss expense ratio                 73.3 %         76.5           73.5 %         74.8
Underwriting expense ratio                  31.1 %         32.8           31.1 %         32.0
Dividends to policyholders ratio             0.9 %          0.8            0.9 %          0.9
                                       ---------      ---------      ---------      ---------
Combined ratio                             105.3 %        110.1          105.5 %        107.7
                                       =========      =========      =========      =========

Net premiums written increased by approximately $18 million, or 8%, to $236 million in Second Quarter 2001 and $45 million, or 10%, to $476 million in Six Months 2001when compared to the same periods last year. Net premiums written included $45 million in net new business written for Second Quarter 2001, an increase of 15% compared to $39 million in Second Quarter 2000. Six Months 2001 included $97 million in net new business written, an 11% increase over $87 million for Six Months 2000.

Commercial lines net premiums written increased 11% for Second Quarter 2001 and 14% for Six Months 2001 when compared to the same periods last year. The increase reflected an average commercial lines renewal premium increase of 15% for both periods in 2001. Personal lines net premiums written declined 2% for Second Quarter 2001 mainly due to a decrease in the number of New Jersey private passenger automobile policies written.

The combined ratio decreased 4.8 points to 105.3% for Second Quarter 2001 and
2.2 points to 105.5% for Six Months 2001 when compared to the same periods last year. The improvement reflected several factors, including: (i) increasing profit margins in our commercial lines business, which comprises close to 80% of our insurance operations, and (ii) lower weather-related catastrophes in 2001that resulted in an improvement of 1.6 points for Second Quarter 2001 and .7 points for Six Months 2001 when compared to the same periods in 2000.

The underwriting expense ratio decreased 1.7 points to 31.1% for Second Quarter 2001 and decreased .9 points to 31.1% for Six Months 2001 compared to the same periods last year. Costs that vary with premium volume declined,including commission expense which decreased due to lower commissions paid to independent insurance agents combined with higher flood servicing commissions earned from the National Flood Insurance Program, which partially offset commission expense. Partially offsetting the decrease in commission expense, labor costs increased due to increased employee benefit costs, new hires, and an increase in the expected payout for our incentive-based reward plan. Overall, productivity, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $495,000 for the twelve-month period ended June 30, 2001, up from $465,000 for the same period last year. Our strategic initiatives which are designed to either reduce costs and/or increase business include: i) streamlined processing for small commercial lines accounts (One & Done); ii) the Mobile Claim System; and iii) the consolidation of the two New Jersey offices and the consolidation of the Virginia and Maryland regional offices in conjunction with the formation of a service center in Virginia. These initiatives are expected to continue to reduce our expense ratio and increase our productivity measure.

                         Commercial Lines Underwriting


COMMERCIAL LINES                        Unaudited, Quarter ended      Unaudited, Six Months
                                                 June 30,                  ended June 30,
($ in thousands)                           2001           2000          2001            2000
                                       ----------      ---------     -----------     ---------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                   $ 182,005        163,475      $ 371,564        325,540
                                       =========      =========      =========      =========
Net premiums earned                    $ 165,130        148,162        327,801        294,041
Losses and loss expenses incurred        117,586        107,406        235,380        212,749
Net underwriting expenses incurred        54,258         50,688        105,668         97,560
Dividends to policyholders                 2,045          1,569          3,800          3,450
                                       ---------      ---------      ---------      ---------
Underwriting loss                      $  (8,759)       (11,501)     $ (17,047)       (19,718)
                                       ---------      ---------      ---------      ---------
GAAP RATIOS:
Loss and loss expense ratio                 71.2 %         72.5           71.8 %         72.3
Underwriting expense ratio                  32.9 %         34.2           32.2 %         33.2
Dividends to policyholders ratio             1.2 %          1.1            1.2 %          1.2
                                       ---------      ---------      ---------      ---------
Combined ratio                             105.3 %        107.8          105.2 %        106.7
                                       =========      =========      =========      =========

Commercial Lines Underwriting, which consists of six strategic business units
(SBUs), accounted for approximately 78% of net premiums written in Six Months 2001 compared to 76% in Six Months 2000.

Net premiums written increased $19 million, or 11%, to $182 million for Second Quarter 2001 and $46 million, or 14%, to $372 million for Six Months 2001 compared to the same periods in 2000. Net premiums written included $38 million in net new business written for Second Quarter 2001, a 33% increase when compared to $28 million in net new business written for Second Quarter 2000, and $82 million in net new business written in Six Months 2001, a 26% increase when compared to $65 million in net new business written in Six Months 2000. All commercial SBUs reflected increased net premiums written when compared to the prior year.

With commercial lines comprising close to 80% of our overall net premiums written, we are taking advantage of the positive pricing trends in the marketplace and the price increases are expected to have a favorable impact on our overall results. In both the Second Quarter 2001and Six Months 2001, we increased renewal premium year over year by approximately 15%, of which about 10 points represented price increases. Renewal retention remained consistent with 2000 for both Second Quarter 2001 and Six Months 2001.

For Second Quarter 2001, the Commercial Lines combined ratio decreased 2.5 points to 105.3% and decreased 1.5 points to 105.2% for Six Months 2001 when compared to the same periods in 2000. The lower combined ratio for 2001 reflected an improvement in profitability due to approximately 15% higher premium rates while loss trends have increased approximately 8%. The increase in loss trends reflected higher medical inflation in workers' compensation and auto bodily injury claims as well as higher property claims. The Second Quarter 2001 lower combined ratios also reflected a one-point decrease in catastrophe losses when compared to Second Quarter 2000.

                           Personal Lines Underwriting


                                           Unaudited, Quarter          Unaudited, Six Months
PERSONAL LINES                                ended June 30,                ended June 30,
 ($ in thousands)                           2001          2000           2001            2000
                                        -----------    ----------     ----------     -----------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                    $  53,692         54,614      $ 104,049        105,510
                                        =========      =========      =========      =========
Net premiums earned                     $  51,136         52,464        101,482        106,411
 Losses and loss expenses incurred         41,029         46,095         80,193         87,060
 Net underwriting expenses incurred        12,820         15,189         27,985         30,515
                                        ---------      ---------      ---------      ---------
Underwriting (loss)                     $  (2,713)        (8,820)        (6,696)       (11,164)
                                        ---------      ---------      ---------      ---------
GAAP RATIOS:
Loss and loss expense ratio                  80.2 %         87.9           79.0 %         81.8
Underwriting expense ratio                   25.1 %         28.9           27.6 %         28.7
                                        ---------      ---------      ---------      ---------
Combined ratio                              105.3 %        116.8          106.6 %        110.5
                                        =========      =========      =========      =========

Personal Lines Underwriting accounted for approximately 22% of net premiums written for Six Months 2001 compared to 24% for Six Months 2000.

Personal Lines Underwriting net premiums written decreased $.9 million, or 2 %, to $54 million for Second Quarter 2001 and $1 million, or 1%, to $104 million for Six Months 2001 when compared to the same periods in 2000. Net premiums written included net new business written of $7 million in Second Quarter 2001, a 34% decrease when compared to $11 million net new business written in Second Quarter 2000, and $15 million net new business written in Six Months 2001 a 31% decrease when compared to $22 million net new business written in Six Months 2000.

The Personal Lines SBU combined ratio was 105.3% for Second Quarter 2001, down
11.5 points from the same period in 2000. The improvement includes decreases of:
(i) 3.3 points due to lower weather-related catastrophes in Second Quarter 2001 compared to Second Quarter 2000, (ii) approximately 1 point due to the improvement in the Southern region combined ratio in excess of the 44 points attributable to reduced weather related catastrophes in 2001; the ratio was 111.9% in Second Quarter 2001 compared to 169.1% the same period last year;
(iii) approximately 1.5 points due to a decrease in our New Jersey private passenger automobile combined ratio to 109.0% for Second Quarter 2001 compared to 111.5% for the same period last year; and (iv) approximately 1point due to a decrease in the combined ratio for our expansion states' personal lines business to 123.2% for Second Quarter 2001 compared to 127.5% for Second Quarter 2000. These improvements reflect reduced catastrophes, price increases and stricter underwriting standards.

The Personal Lines SBU combined ratio was 106.6% for Six Months 2001, down 4 points from the same period in 2000. The improvement included a decrease of 1.7 points due to lower weather-related catastrophes in Six Months 2001 compared to the same period last year.

While our New Jersey private passenger automobile combined ratio improved to 109.0% for Second Quarter 2001, compared to a 111.5% for Second Quarter 2000, the New Jersey personal automobile marketplace remains a significant challenge. For Six Months 2001 this combined ratio increased to 111.0% compared to 108.0% for Six Months 2000. We believe our rates remain inadequate and we filed for an overall 18.9% rate increase in July 2000. The filing seeks to increase our liability rates which have historically been inadequate and to reduce physical damage rates which are redundant. The filing is still pending and we do not expect a final decision from the New Jersey insurance department before the November 2001 New Jersey Gubernatorial election. In addition to the rate filing, we are in discussions with the New Jersey insurance department regarding revisions to our tier rating structure that determines how we price new business.

The Urban Enterprise Zone (UEZ) Program requires New Jersey auto insurers to write, at their voluntary rate levels, an amount of urban auto insurance proportionate to their voluntary market share, which is currently estimated at 2.7% for Selective. As of July 2001, we are in compliance with the assigned number of policies required under the plan and expects to remain in compliance for the balance of 2001. Net premiums earned under the UEZ program declined slightly to $4.1 million for Second Quarter 2001 compared to $4.2 million for Second Quarter 2000 and decreased $.6 million for Six Months 2001 to $8 million from $8.6 million for Six Months 2000. This business continues to generate combined ratios of almost 200%. We are seeking to write business in the UEZ territories through our independent agencies. This will allow us to fill our required share of this business with more adequately priced full coverage policies and avoid additional assignments in order to improve results.

Other insurance companies comprising nearly 25% of the New Jersey private passenger automobile market have announced plans to withdraw or reduce their writings in the state. As a result of these actions, policyholders with those companies may be forced to seek automobile coverage from other carriers, including Selective, in an insurance marketplace with dramatically reduced capacity. This potential market change may considerably affect our risk of involuntarily increasing our market share in New Jersey. See Part II, Item 5. Other Information on page 15 of this quarterly report on Form 10-Q.


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

Poor property results and a hardening of the reinsurance market resulted in reinsurance premium increases upon renewal of the property and casualty excess of loss treaties. We increased the retention on our property excess of loss program to cover each property occurrence in excess of $2 million up to $15 million, effective July 1, 2001. Prior to this change each property occurrence in excess of $1 million was covered up to $15 million. We estimate that this retention change combined with increased reinsurance premium rates, will result in a net additional cost of $8 million related to both reinsurance premiums and retained loss costs compared to the twelve month policy period ended June 30, 2001.

The casualty excess of loss treaty was also renewed effective July 1, 2001 for an increased $4.6 million in reinsurance premium, an increase of almost 100% compared to the twelve-month policy period ended June 30, 2001.

Approximately $6 million of the increased cost for reinsurance will be reflected in the third and fourth quarters of 2001, with the other $6 million reflected in the first and second quarters of 2002.


INVESTMENTS SEGMENT

Net investment income earned for Second Quarter 2001 was $24 million compared to $25 million for Second Quarter 2000 and $48 million for Six Months 2001 compared to $48 million for Six Months 2000. Net investment income earned after-tax for Second Quarter 2001 was $18 million compared to $19 million for the same period last year and $36 million for Six Months 2001 compared to $37 million for Six Months 2000. We had a 4.2% annualized after-tax investment yield for Six Months 2001, down slightly from 4.5% in 2000 reflecting the lower yields currently available for investment. For example, the ten-year treasury rate decreased over sixty basis points to 5.4% at June 30, 2001 compared to 6.03% at June 30, 2000.

The year 2000 was a favorable year for our limited partnership investments that would be difficult to duplicate. For Second Quarter 2001, limited partnership investment income is down $0.5 million after-tax from last year, almost fully accounting for the variance in investment income.

Realized investment gains after-tax for Second Quarter 2001 increased to $1 million compared to $0.3 million for Second Quarter 2000 and decreased $0.2 million to $1.6 million for Six Months 2001 when compared to the same periods last year. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                             Unaudited                 Unaudited,
                                                           Quarter ended            Six Months ended
                                                              June 30,                   June 30,
----------------------------------------------------------------------------------------------------------
 ($ in thousands)                                      2001           2000          2001           2000
----------------------------------------------------------------------------------------------------------
FLOOD INSURANCE
Net Revenue                                         $  3,423          2,890       $  6,512          5,487
Income Before Federal Income Tax                         400            494            751            965
MEDICAL COST CONTAINMENT
      Managed Care
      Net Revenue                                      2,688          2,053          5,314          3,764
      Income Before Federal Income Tax                   685            421          1,262            819
      Preferred Provider Organization
      Net Revenue                                      1,944          1,271          3,931          2,661
      Income Before Federal Income Tax                   286            260            759            292
PROFESSIONAL EMPLOYER ORGANIZATION
Net Revenue                                            8,737          7,236         17,676         14,361
Loss income Before Federal Income Tax                   (244)            51           (125)           348
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net Revenue                                            4,827          4,661          9,519          9,202
Income loss Before Federal Income Tax                     36           (276)           (32)          (277)
OTHER
Net Revenue                                              382            253            773            556
Income Before Federal Income Tax                          95             34            207            113
TOTAL
Net Revenue                                           22,001         18,364         43,724         36,031
Income Before Federal Income Tax                       1,258            984          2,822          2,260
Net Income                                               770            614          1,774          1,409
Return on Net Revenue                                    3.5%           3.3%           4.1%           3.9%

Diversified Insurance Services segment generated $22.0 million of revenue and $0.8 million of net income for Second Quarter 2001 compared to $18.4 million of revenue and $0.6 million of net income for the Second Quarter 2000. These same businesses generated $43.7 million of revenue and $1.8 million of net income for Six Months 2001 compared to $36.0 million of revenue and $1.4 million of net income for the same period in 2000. Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 15.6% to $2.8 million for Second Quarter 2001 and 13.5% to $5.9 million for Six Months 2001 compared to the same periods in 2000. The segment generated a return on net revenue of 3.5% for the Second Quarter 2001 and 4.1% for the Six Months 2001, relatively flat compared to the prior year. We expect continued revenue growth in this segment and increased opportunities for these businesses working together with the Insurance Operations.

Flood Insurance

Direct premiums written attributable to flood insurance increased 18.0% to $10.1 million during Second Quarter 2001 and 18.1% to $19.1 million for Six Months 2001 compared to the same periods one year ago. These increases in premiums resulted in corresponding increases in our underwriting revenues. In addition to underwriting revenues, we generate revenues for handling claims. Together these fees generated $3.4 million of revenue in Second Quarter 2001 compared to $2.9 million in Second Quarter 2000 and $6.5 million of revenue in Six Months 2001 compared to $5.5 million of revenue for Six Months 2000. While premium volume increased, the positive impact on revenue was partially offset by a decreased commission rate received from the National Flood Insurance Program. This factor combined with increased expenses due to start-up costs associated with FloodConnect, LLC reduced pre-tax profit for this unit to $0.4 million in Second Quarter 2001 compared to $0.5 million in Second Quarter 2000 and $0.8 million for Six Months 2001 compared to $1.0 million for Six Months 2000. In July 2001, Selective purchased a Florida based book of flood insurance business. The acquired book includes approximately $4.5 million in premium and just over 15,000 policies, which is anticipated to result in an approximate increase in our annual revenues of $1.4 million.

Medical Cost Containment - Alta Services (Alta) and Consumer Health Network
(CHN)

During 2001, Alta increased its client base and generated revenue of $2.7 million in Second Quarter 2001 compared to $2.1 million in Second Quarter 2000 and $5.3 million in Six Months 2001 compared to $3.8 million in Six Months 2000. Pre-tax net income was $0.7 million in the Second Quarter 2001 compared to $0.4 million in Second Quarter 2000 and $1.3 million for Six Months 2001 compared to $0.8 million in Six Months 2000.

CHN, our preferred provider organization, has continued to expand its number of network providers, which now includes over 55,000 locations as of the end of the Second Quarter 2001 compared to 46,000 a year ago. An increase in the number of locations coupled with an increase in network utilization generated $1.9 million in revenue in Second Quarter 2001 compared to $1.3 million in Second Quarter 2000 and $3.9 million in Six Months 2001 as compared with $2.7 million in Six Months 2000. CHN's pre-tax net income was $0.3 million during Second Quarter 2001 compared to $0.3 million in Second Quarter 2000 and $0.8 million for Six Months 2001 compared to $0.3 million for Six Months 2000.

Professional Employer Organization (PEO) - Selective HR Solutions

We have continued to introduce the PEO product in our operating territories during the first half of 2001, building on existing agent/businessowner relationships. During the past year and a half 252 agents have signed on to sell the PEO product with 80 agents making PEO Sales. The number of PEO worksite employees has increased from just under 15,000 a year ago to just over 21,000. Selective HR Solutions generated $8.7 million in revenue in Second Quarter 2001 compared to $7.2 million in Second Quarter 2000 and $17.7 million for Six Months 2001 compared to $14.4 million for Six Months 2000. Variable and infrastructure costs continue to offset the revenue growth, which resulted in a pre-tax loss of $0.2 million during Second Quarter 2001 compared to pre-tax net income of $0.1 million in Second Quarter 2000 and a pre-tax loss of $0.1 million for Six Months 2001 compared to pre-tax net income of $0.3 million for Six Months 2000.

Software Development and Program Administration  -- PDA Software Services, Inc.

PDA broke even for Second Quarter 2001 compared to a loss of $0.3 million during the same period a year ago. Six Month 2001 results were the same as Six Months 2000. These results included acquisition-related costs such as retention bonuses and the amortization of goodwill of $0.5 million in Second Quarter and $1.0 million for Six Months 2001and 2000. The retention bonuses will continue as charges against income through 2002. Revenues were $4.8 million in Second Quarter 2001 compared to $4.7 million in Second Quarter 2000 and $9.5 million in Six Months 2001 compared to $9.2 million in Six Months 2000.

FEDERAL INCOME TAXES

Total Federal income tax expense increased by $3.7 million to an expense of $1 million for the Second Quarter 2001and by $3 million to an expense of $2 million for Six Months 2001. The increases reflect higher income for the year primarily attributable to a reduction in underwriting losses. Our effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are its investments in its Insurance and Diversified Insurance Services subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported on our statutory annual statements as of the preceding December 31.

The Parent's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. As of June 30, 2001, the Parent had repurchased a total of 7.2 million shares at a total cost of $138 million under the program, of which 0.2 million shares were repurchased during First Quarter 2001 at a total cost of $5 million. There were no repurchases made during Second Quarter 2001. On May 4, 2001, the Board of Directors extended the expiration date of the stock repurchase program to May 31, 2002. There are 800,000 shares remaining under the current authorization of 8 million shares.

In addition to the cash requirements of the Parent, our overall obligations and cash outflow of the Company also include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases and capital expenditures. The insurance subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

Cash provided by operating activities was $5 million for Six Months 2001 compared to $55,000 for Six Months 2000. The $5 million increase in cash provided by operating activities was due to the improvement in underwriting results compared to last year.

Total assets increased 2.9%, or $75 million, from December 31, 2000 to June 30, 2001. This increase was primarily due to the increase in premium receivables of $43 million resulting from overall premium growth and the seasonality of our book of business, which generates higher volumes of premiums written in the first and second quarter of each year, compared to the fourth quarter. The fluctuations in premium volume have a corresponding impact on outstanding receivables. Additionally, increased use of extended pay plans by policyholders increased the receivable balance by approximately $13 million. Reinsurance recoverables on unpaid losses and loss expenses increased $12 million, and deferred policy acquisition costs increased $13 million due to the growth in premiums written.

The increase in total liabilities of 3.3%, or $66 million, from December 31, 2000 to June 30, 2001 was mainly attributable to an increase in unearned premiums of $47 million due to the premiums written fluctuation discussed above. Our reserve for losses increased $16 million due to the growth in premiums written.

RECENT LEGISLATION REGARDING PRIVACY OF CONSUMER FINANCIAL INFORMATION

On June 1, 2000, federal regulators issued final regulations implementing the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (the "Act"), governing the privacy of consumer financial information. The regulations became effective on November 13, 2000, and the date for compliance with the regulations was July 1, 2001. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to nonaffiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. Many states in which we operate have adopted laws that are at least as restrictive as the Act and the regulations. This is an evolving area of regulation requiring our continued monitoring.

While we believe we are in compliance with all currently effective and applicable laws effecting our operations, we cannot currently quantify the financial impact we will incur to satisfy revised or additional regulatory requirements that may be imposed in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year-ended December 31, 2000.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION -

The following risk factor is added to the risk factors disclosed in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000:



          A change in our market share in New Jersey could adversely impact the results in our private passenger automobile business.

     Insurance companies having an aggregate share of nearly 25% of the market for New Jersey private passenger automobile insurance have publicly announced their intentions to either withdraw from New Jersey or to reduce their writing of private passenger automobile insurance in New Jersey. It is uncertain whether these insurance companies will actually follow through on their announced intentions. The impact of their actions, if any, are also uncertain. However, the withdrawal from New Jersey of insurance companies that write a significant amount of private passenger automobile insurance coverage or the reduction in their writing of that coverage could result in an increase in our market share in New Jersey because of the "take all comers" provision of the NJ insurance law. The "take all comers" provision, which applies to insurance companies writing private passenger automobile insurance in the state, requires the insurance companies to insure all drivers who meet certain state mandated eligibility requirements.

     The New Jersey Urban Enterprise Zone program requires New Jersey auto insurers to involuntarily write private passenger automobile insurance at the same premium rates that are applicable to policies which the insurers voluntarily write. The amount of involuntary insurance which an insurer must write in New Jersey depends on the insurer's market share in New Jersey - the greater the market share the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey is unprofitable.

     The "take all comers" provision of the law requires us to insure all drivers who meet certain state mandated eligibility requirements. Private passenger automobile insurance which we write in New Jersey currently accounts for approximately 14% of the total net premiums written in our insurance segment, and the UEZ portion of that business is approximately 2%. The Company's results of operations in this segment could be materially adversely affected if the Company was required to write significantly more involuntary automobile insurance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:
            The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)         Reports on Form 8-K:
            There were no reports on Form 8-K filed during the period covered by this report.

SELECTIVE INSURANCE GROUP, INC.



                                INDEX TO EXHIBITS



Exhibit No.

     10.16a Termination agreement, dated May 3, 2001 between Selective Insurance Company of America and Sharon R. Cooper, filed herewith.

     11        Statement Re: Computation of Per Share Earnings, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT


By: /s/ Gregory E. Murphy                                  August 13, 2001
---------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer



By: /s/ Dale A. Thatcher                                   August 13, 2001
---------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance, Chief Financial Officer and Treasurer