Form 10-Q
period 2001-09-30
SELECTIVE INSURANCE GROUP INC
filed 2001-11-13
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...September 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                               22-2168890
  -------------------------------        --------------------------------
      State or other                     (I.R.S. Employer jurisdiction of
      incorporation or                     Identification No.)
       organization)


     40 Wantage Avenue
  Branchville, New Jersey                             07890
  -------------------------------        --------------------------------
   (Address of principal                            (Zip Code)
    executive offices)


                                 (973) 948-3000
                        -------------------------------
                             (Registrant's telephone
                                     number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of October 31, 2001:
25,468,784

                            SELECTIVE INSURANCE GROUP, INC
                             Consolidated Balance Sheets

                                                                                                 Unaudited
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,            December 31,
($ in thousands, except par value per share)                                                      2001                     2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
   (fair value:  $192,974 - 2001; $231,057 - 2000)                                             $   184,029                  225,177
Debt securities, available-for-sale - at fair value
   (amortized cost:  $1,290,458 - 2001; $1,184,698 -2000)                                        1,348,869                1,202,758
Equity securities, available-for-sale - at fair value
   (cost of:  $115,553 - 2001; $104,830 - 2000)                                                    207,746                  239,578
Short-term investments - (at cost which approximates
   fair value)                                                                                      49,207                   95,908
Other investments                                                                                   14,464                   13,642
                                                                                               -----------                ---------
Total investments                                                                                1,804,315                1,777,063


Cash                                                                                                 6,229                    8,759
Interest and dividends due or accrued                                                               20,965                   22,808
Premiums receivables                                                                               328,545                  274,031
Other trade receivables                                                                             29,479                   24,915
Reinsurance recoverable on paid losses and loss
   expenses                                                                                         11,021                    9,332
Reinsurance recoverable on unpaid losses and loss
   expenses                                                                                        177,173                  160,869
Prepaid reinsurance premiums                                                                        41,207                   33,097
Current Federal income tax                                                                           5,485                    1,681
Deferred Federal income tax                                                                          7,637                    8,971
Real estate, furniture, equipment, and software
   development                                                                                      55,964                   57,820
Deferred policy acquisition costs                                                                  136,107                  118,413
Goodwill                                                                                            47,339                   49,338
Other assets                                                                                        24,178                   25,905
                                                                                               -----------                ---------
   Total assets                                                                                $ 2,695,644                2,573,002
                                                                                               ===========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                             $ 1,135,791                1,099,929
Reserve for loss expenses                                                                          166,575                  172,727
Unearned premiums                                                                                  504,655                  436,506
Convertible subordinated debentures                                                                  3,815                    3,848
Notes payable                                                                                      159,786                  159,786
Other liabilities                                                                                  138,241                  122,409
                                                                                               -----------                ---------
   Total liabilities                                                                             2,108,863                1,995,205
                                                                                               ===========                =========
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000;  no shares issued or
   outstanding                                                                                          --                       --
Common stock of $2 par value per share:
Authorized shares: 180,000,000
   Issued: 39,402,803 - 2001; 38,783,742 - 2000                                                     78,806                   77,568
Additional paid-in capital                                                                          74,449                   63,074
Retained earnings                                                                                  533,545                  525,669
Accumulated other comprehensive income                                                              97,893                   99,325
Treasury stock - at cost (shares: 13,934,142-2001;
   13,577,266 - 2000)                                                                             (189,550)                (181,552
Deferred compensation expense and notes receivable
   from stock sales                                                                                 (8,362)                  (6,287)
                                                                                               -----------                ---------
   Total stockholders' equity                                                                      586,781                  577,797
                                                                                               -----------                ---------
   Total liabilities and stockholders' equity                                                  $ 2,695,644                2,573,002
                                                                                               ===========                =========

See accompanying notes to unaudited consolidated financial statements.

                           SELECTIVE INSURANCE GROUP, INC.
                          Consolidated Statements of Income


($ in thousands, except per share amounts)

                                                                         Unaudited                             Unaudited
                                                                       Three Months                           Nine Months
                                                                           ended                                ended
                                                                         September 30,                        September 30,
                                                                 ----------------------------         ----------------------------
                                                                    2001               2000               2001               2000
                                                                 ----------------------------         ----------------------------
Revenues:
Net premiums written                                             $ 235,956            218,658          $ 711,569            649,708
Net increase in unearned premiums and prepaid
  reinsurance premiums                                             (13,709)           (13,467)           (60,039)           (44,065)
                                                                 ---------          ---------          ---------          ---------
Net premiums earned                                                222,247            205,191            651,530            605,643
Net investment income earned                                        23,655             24,459             71,383             72,257
Net realized gains (losses)                                          2,829                (72)             5,233              2,647
Diversified insurance services revenue                              22,626             20,333             66,350             56,364
Other income                                                           599                915              2,062              3,007
                                                                 ---------          ---------          ---------          ---------
  Total revenues                                                   271,956            250,826            796,558            739,918
                                                                 ---------          ---------          ---------          ---------

Expenses:
Losses incurred                                                    147,608            137,369            421,002            401,237
Loss expenses incurred                                              25,159             20,243             67,338             56,184
Policy acquisition costs                                            66,534             63,335            198,308            191,701
Dividends to policyholders                                           2,292              2,051              6,092              5,501
Interest expense                                                     3,645              3,787             10,938             10,029
Diversified insurance services expenses                             26,056             18,694             66,959             52,465
Other expenses                                                       1,663              1,221              7,475              5,571
                                                                 ---------          ---------          ---------          ---------
  Total expenses                                                   272,957            246,700            778,112            722,688
                                                                 ---------          ---------          ---------          ---------
Income (loss) before Federal income tax                             (1,001)             4,126             18,446             17,230
                                                                 ---------          ---------          ---------          ---------


Federal income tax expense(benefit):
Current                                                             (4,585)            (1,674)            (2,744)            (2,161)
Deferred                                                             1,518                427              1,933                  2
                                                                 =========          =========          =========          =========
  Total Federal income tax (benefit)                                (3,067)            (1,247)              (811)            (2,159)
                                                                 =========          =========          =========          =========

Net income                                                       $   2,066              5,373             19,257             19,389
                                                                 =========          =========          =========          =========

Earnings per share:
  Basic                                                          $    0.08               0.22          $    0.78               0.77
  Diluted                                                        $    0.08               0.21          $    0.73               0.73
Dividends to stockholders                                        $    0.15               0.15          $    0.45               0.45

See accompanying notes to unaudited consolidated financial statements.

                           SELECTIVE INSURANCE GROUP, INC.
                   Consolidated Statements of Stockholders' Equity


                                                                Unaudited                  Unaudited
                                                               September 30,             September 30,
($ in thousands, except per share amounts)                         2001                       2000
--------------------------------------------------------------------------------------------------------------------

Common stock:
   Beginning of year                                         $  77,568                        75,929
   Dividend reinvestment plan
     (shares:  35,615-2001; 50,057-2000)                            71                           100
   Convertible subordinated debentures
     (shares: 4,659-2001; 324,710-2000)                              9                           649
   Stock purchase and compensation plans
     (shares: 578,786-2001; 329,226-2000)                        1,158                           659
                                                             ---------                     ---------
   End of period                                                78,806                        77,337
                                                             ---------                     ---------

Additional paid-in capital:
   Beginning of year                                            63,074                        53,470
   Dividend reinvestment plan                                      786                           763
   Convertible subordinated debentures                              24                         1,627
   Stock purchase and compensation plans                        10,565                         4,437
                                                             ---------                     ---------
   End of period                                                74,449                        60,297
                                                             ---------                     ---------

Retained earnings:
   Beginning of year                                           525,669                       514,477
   Net income                                                   19,257        19,257          19,389           19,389
   Cash dividends to stockholders
     ($.45 per share)                                          (11,381)                      (11,602)
                                                             ---------                     ---------

End of period                                                  533,545                       522,264
                                                             ---------                     ---------

Accumulated other comprehensive income:
   Beginning of year                                            99,325                        76,694
   Other comprehensive income-increase
     (decrease) in net unrealized gains on
     available-for-sale securities,
     net of deferred income tax effect                          (1,432)        (1,432)        13,702           13,702
                                                             ---------      ---------      ---------        ---------

   End of period                                                97,893                        90,396
                                                             ---------                     ---------
           Comprehensive income                                                17,825                          33,091
                                                                            =========                       =========

Treasury stock:
   Beginning of year                                          (181,552)                     (143,875)
   Acquisition of treasury stock
     (shares: 356,875-2001; 2,075,198-2000)                     (7,998)                      (36,025)
                                                             ---------                     ---------
   End of period                                              (189,550)                     (179,900)
                                                             ---------                     ---------
Deferred compensation expense and notes
 receivable from stock sales:
   Beginning of year                                            (6,287)                       (6,731)
   Deferred compensation expense                                (4,486)                       (2,434)
   Amortization of deferred compensation
     expense and amounts received on notes                       2,411                         2,304
                                                             ---------                     ---------
   End of period                                                (8,362)                       (6,861)
                                                             ---------                     ---------

Total stockholders' equity                                   $ 586,781                       563,533
                                                             =========                     =========

See accompanying notes to unaudited consolidated financial statements.

                           SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Cash Flows

                                                                                                          Unaudited
($ in thousands)                                                                               Nine Months ended September, 30,
                                                                                                --------------------------------
                                                                                                 2001                       2000
                                                                                                 ----                       ----
OPERATING ACTIVITIES
Net income                                                                                     $  19,257                     19,389
                                                                                               ---------                   --------
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in reserves for losses and loss expenses, net of
  reinsurance recoverable on unpaid losses and loss expenses                                      13,406                     18,087
Increase in unearned premiums, net of prepaid reinsurance premiums                                60,039                     44,065
Federal income tax                                                                                (1,699)                    (2,280)
Depreciation and amortization                                                                     11,378                     10,962
Increase in premiums receivables                                                                 (54,514)                   (44,741)
Increase in other trade receivables                                                               (4,564)                    (3,859)
Increase in deferred policy acquisition costs                                                    (17,694)                   (14,346)
Decrease in interest and dividends due or accrued                                                  1,843                      2,109
(Increase) decrease in reinsurance recoverable                                                    (1,689)                       142
on paid losses and loss expenses
Net realized gains on investments                                                                 (5,233)                    (2,648)
Other- net                                                                                        15,365                        661
                                                                                               ---------                  ---------
Net adjustments                                                                                   16,638                      8,152
                                                                                               ---------                  ---------
Net cash provided by operating activities                                                         35,895                     27,541
                                                                                               ---------                  ---------
INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                 (205,616)                  (124,563)
Purchase of equity securities, available-for-sale                                                (59,771)                   (19,831)
Purchase of other investments                                                                       (830)                    (2,221)
Purchase and subsequent adjustments of
Selective HR Solutions (Net of cash equivalents acquired of $1,127)                                  (97)                    (5,994)
Purchase and subsequent adjustments of Consumer                                                       --                          6
Health Network Plus, LLC
Sale of debt securities, available-for-sale                                                       24,007                     15,912
Redemption and maturities of debt securities, held-to-maturity                                    41,188                     37,543
Redemption and maturities of debt securities, available-for-sale                                  75,545                     49,058
Sale of equity securities, available-for-sale                                                     54,968                     19,332
Proceeds from other investments                                                                        8                      2,639
Increase in net payable for security transactions                                                  1,630                      8,652
Net additions to real estate, furniture, equipment and software development                       (4,911)                    (8,657)
                                                                                               ---------                  ---------
Net cash used in investing activities                                                            (73,879)                   (28,124)
                                                                                               ---------                  ---------
FINANCING ACTIVITIES
Dividends to stockholders                                                                        (11,381)                   (11,602)
Acquisition of treasury stock                                                                     (7,998)                   (36,025)
Net proceeds from notes payable                                                                       --                     88,440
Paydown of short-term debt                                                                            --                    (51,302)
Net proceeds from dividend reinvestment plan                                                         857                        863
Net proceeds from stock purchase and compensation plans                                           11,723                      5,096
Increase in deferred compensation expense and amounts received on notes
  receivable from stock sales                                                                     (4,448)                    (2,296)
                                                                                               ---------                  ---------
Net cash used in financing activities                                                            (11,247)                    (6,826)
                                                                                               ---------                  ---------
Net decrease in short-term investments and cash                                                  (49,231)                    (7,409)
Short-term investments and cash at beginning of year                                             104,667                     57,395
                                                                                               ---------                  ---------
Short-term investments and cash at end of year                                                 $  55,436                     49,986
                                                                                               =========                  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid during the period for:

Interest                                                                                       $   9,654                      7,674
Federal income tax                                                                                    --                         --

Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                     33                      2,299

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries (collectively, the Company) for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.    RECLASSIFICATIONS

      Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.    CURRENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting be used to record all business combinations effected after June 30, 2001. The Company does not anticipate the adoption of this statement to have a material effect on our results of operations or financial condition. FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Goodwill amortization expense, after-tax, which is included in other expenses on the income statement and the Diversified Insurance Services segment, was $564,000 and $539,000 for the Three Months ended September 30, 2001 and 2000 respectively and, $1,683,000 and $1,615,000 for the Nine Months ended September 30, 2001 and 2000 respectively. We anticipate the impact of adopting FAS 142 will be the elimination of these amortization expense charges.

4.    SEGMENT INFORMATION

      We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, which are: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services. We evaluate the performance of the Insurance Operations segment based on its underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), we evaluate the Investments segment performance based on after-tax investment returns, and we evaluate performance in the Diversified Insurance Services segment in terms of net income and earnings before interest, taxes, depreciation and amortization (EBITDA).

      The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policy acquisition costs and other underwriting expenses and policyholders dividends. Management of the investment portfolio is separate from the other segments and, therefore, Investments has been classified as a separate segment. The operating results of the Investments segment take into account net investment income and net realized gains and losses. The Diversified Insurance Services segment is also managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of the flood business managed for the National Flood Insurance Program, medical cost containment operations, professional employer organization operations, and software development and program administration operations. The segment's results are determined by taking into account the net revenues generated in each of the businesses, less the costs of operations.

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

      The following summaries present revenues (net investment income and net realized gains or losses in the case of the investments segment) and pre-tax income for the individual segments:

         Revenue by segment

                                                                      Unaudited,                               Unaudited,
($ in thousands)                                                   Three Months ended                        Nine Months ended
                                                                      September 30,                              September 30,
                                                               ----------------------------             ----------------------------
                                                                2001                2000                  2001                2000
                                                               --------            --------             --------            --------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                           $171,306             153,249             $499,107             447,290

Personal lines net premiums earned                               50,941              51,942              152,423             158,353
                                                               --------            --------             --------            --------
Total insurance operations revenues                             222,247             205,191              651,530             605,643

INVESTMENTS:

Net investment income                                            23,655              24,459               71,383              72,257
Net realized gains (losses) on investments                        2,829                 (72)               5,233               2,647
                                                               --------            --------             --------            --------
Total investment revenues                                        26,484              24,387               76,616              74,904

DIVERSIFIED INSURANCE SERVICES:                                  22,626              20,333               66,350              56,364
                                                               --------            --------             --------            --------
Total revenues all segments                                     271,357             249,911              794,496             736,911
                                                               --------            --------             --------            --------
Other income                                                        599                 915                2,062               3,007
                                                               --------            --------             --------            --------
TOTAL REVENUES                                                 $271,956             250,826             $796,558             739,918
                                                               ========            ========             ========            ========

Income (loss) before Federal income tax by segment

($ in thousands)


                                                                  Unaudited,                               Unaudited,
($ in thousands)                                               Three Months ended                        Nine Months ended
                                                                  September 30,                              September 30,
                                                           ----------------------------             ----------------------------
                                                             2001                2000                  2001                 2000
                                                           --------            --------             --------               --------
INSURANCE OPERATIONS:

Commercial lines underwriting                               $ (6,881)             (11,081)            $(23,928)             (30,799)

Personal lines underwriting                                  (12,667)              (6,324)             (19,363)             (17,488)
                                                            --------             --------             --------             --------
Underwriting loss, before Federal income tax                 (19,548)             (17,405)             (43,291)             (48,287)


INVESTMENTS:

Net investment income                                         23,655               24,459               71,383               72,257

Net realized gains (losses) on investments                     2,829                  (72)               5,233                2,647
                                                            --------             --------             --------             --------
Investment income, before Federal Income tax                  26,484               24,387               76,616               74,904

DIVERSIFIED INSURANCE SERVICES:

Income (loss) before Federal income tax                       (3,430)               1,639                 (609)               3,899
                                                            --------             --------             --------             --------
TOTAL ALL SEGMENTS                                             3,506                8,621               32,716               30,516

Interest expense                                              (3,645)              (3,787)             (10,938)             (10,029)

General corporate expenses                                      (862)                (708)              (3,332)              (3,257)
                                                            --------             --------             --------             --------
INCOME (LOSS) BEFORE FEDERAL INCOME TAX                     $ (1,001)               4,126             $ 18,446               17,230
                                                            ========             ========             ========             ========

  5.  REINSURANCE


      The following is a table of assumed and ceded amounts by income statement caption:


                                                                  Unaudited,                               Unaudited,
($ in thousands)                                               Three Months ended                        Nine Months ended
                                                                  September 30,                              September 30,
                                                           ----------------------------             -------------------------------
                                                             2001                2000                  2001                 2000
                                                           --------            --------             --------               --------
Premiums written:

Assumed                                               $  6,537                  5,326               $ 14,052                 11,490

Ceded                                                  (32,253)               (26,668)               (83,378)               (71,047)

Premiums earned:

Assumed                                                  4,179                  4,075                 11,432                 10,642

Ceded                                                  (24,797)               (23,399)               (75,268)               (69,005)

Losses incurred:

Assumed(1)                                               3,772                  1,925                 12,616                  3,146

Ceded(1,2)                                             (19,678)               (20,935)               (58,804)               (52,888)

Loss expenses incurred:

Assumed                                                    204                    257                    598                    729

Ceded                                                     (107)                  (550)                (1,194)                (1,669)


(1) Assumed and ceded losses increased for the nine months ended September 30, compared to the comparable period in the prior year due to a large commercial property fire loss in the first quarter of 2001 combined with increased participation in involuntary plans as a result of increases in our voluntary net premiums written.

(2) Selective is a servicing carrier for the Federal government's flood program, and as such bears no risk of underwriting loss. Ceded flood losses increased due to growth in the program.


FORWARD-LOOKING STATEMENTS
This report contains certain statements that are not historical facts and are considered forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes," "expects," "may," "will," "should," "anticipates," "benefits," the negatives thereof, or by discussions of strategy. Such forward-looking statements involve opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ as a result of risks facing the Company. These risks and uncertainties include, but are not limited to:

      -     Economic, market or regulatory conditions;

      -     Reinsurance costs or availability;

      -     Risks associated with Selective's entry into new markets;

      -     Selective's geographic diversification;

      - Weather conditions, including severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

      -     The occurrence of significant natural and man-made disasters;

      -     Uncertainties related to rate increases and business retention;

      - Legislative and regulatory developments, including changes in New Jersey automobile insurance laws and regulations;

      -     The adequacy of loss reserves; - Fluctuations in interest rates; and

      - Other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including, but not limited to the Annual Report on Form 10-K, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our results of operations, financial condition and liquidity for the interim periods indicated.

RESULTS OF OPERATIONS

The following discussion is a comparison of the three months ended September 30, 2001 (Third Quarter 2001) and the nine months ended September 30, 2001 (Nine Months 2001) to the three months ended September 30, 2000 (Third Quarter 2000) and the nine months ended September 30, 2000 (Nine Months 2000).

Net income was $2.1 million, or $0.08 per diluted share, for Third Quarter 2001 compared to $5.4 million, or $0.21 per diluted share, for Third Quarter 2000. Net income was $19.3 million, or $0.73 per diluted share, for Nine Months 2001 compared to $19.4 million, or $0.73 per diluted share, for Nine Months 2000. Operating income was $0.2 million, or $0.01 per diluted share, for Third Quarter 2001 compared to $5.4 million, or $0.21 per diluted share, for Third Quarter 2000. Operating income was $15.9 million, or $0.60 per diluted share, for Nine Months 2001 compared to $17.7 million, or $0.67 per diluted share, for Nine Months 2000. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

OPERATING SEGMENTS

We are primarily engaged in writing property and casualty insurance. We have classified our business into three segments, each of which is managed separately. The three segments are Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments and Diversified Insurance Services. We evaluate the performance of the Insurance Operations segment based on underwriting results prepared in accordance with GAAP, the Investments segment based on after-tax investment returns, and the Diversified Insurance Services segment based on net income and earnings before interest, taxes, depreciation and amortization (EBITDA) and returns on revenue. For an additional description of our accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 42 through 44 of the Annual Report to Shareholders for the year ended December 31, 2000 incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2000. See Note 4 to the September 30, 2001 Unaudited Consolidated Financial Statements on pages 6 and 7 of this report on Form 10-Q for revenues and related income before Federal income taxes for each individual segment discussed below.

INSURANCE OPERATIONS SEGMENT


($ in thousands)                                Unaudited, Three Months              Unaudited, Nine Months
                                                  ended September 30,                 ended September 30,
                                                2001              2000              2001               2000
                                             -----------------------------         --------------------------
TOTAL INSURANCE OPERATIONS
Net premiums written                          $ 235,956           218,658           711,569           649,708
                                              ---------           -------           -------           -------
Net premiums earned                           $ 222,247           205,191           651,530           605,643
Losses and loss expenses incurred               172,767           157,612           488,340           457,421
Net underwriting expenses incurred               66,736            62,933           200,389           191,008
Dividends to policyholders                        2,292             2,051             6,092             5,501
                                              ---------         ---------         ---------         ----------
Underwriting loss                             $ (19,548)          (17,405)          (43,291)          (48,287)
                                              ---------         ---------         ---------         ----------
GAAP RATIOS:
Loss and loss expense ratio                        77.7 %            76.8              75.0 %            75.5
Underwriting expense ratio                         30.0 %            30.7              30.8 %            31.5
Dividends to policyholders ratio                    1.0 %             1.0               0.9 %             0.9
                                              ---------         ---------         ---------         ----------
Combined ratio                                    108.7 %           108.5             106.7 %           108.0
                                              =========         =========         =========         ==========

Net premiums written for Third Quarter 2001 increased approximately $17 million, or 8%, to $236 million, and $62 million, or 10%, to $712 million for Nine Months 2001. Net premiums written included new business of $45 million for Third Quarter 2001 and $142 million for Nine Months 2001 compared to $43 million for Third Quarter 2000 and $130 million for Nine Months 2000. The growth in net premiums written reflected renewal premium increases in commercial lines of 16% for Third Quarter 2001 and 15% for Nine Months 2001.

Commercial lines net premiums written grew 12% for Third Quarter 2001 and 13% for Nine Months 2001 compared to the same periods of 2000. This growth was partially offset by a 5% decrease in personal lines net premiums written for Third Quarter 2001 and a 2% decrease for Nine Months 2001 primarily due to a decline in New Jersey private passenger automobile net premiums written resulting from a decrease in the number of New Jersey private passenger auto policies written. Since the beginning of the year, New Jersey private passenger auto policy counts are down almost 6,000, to 80,000, as a result of declining new business submissions. New Jersey private passenger automobile net premiums written decreased 6%, to $29 million, for Third Quarter 2001 when compared to the same period one-year ago, and 4%, to $94 million for Nine Months 2001 compared to Nine Months 2000.

The combined ratio for Third Quarter 2001 increased 0.2 points to 108.7% due to an increase in the ratio of losses and loss expenses incurred to net premiums earned when compared to the Third Quarter 2000. The Third Quarter 2001 loss and loss expense ratio of 77.7% included 3.6 points resulting from an $8 million pre-tax charge taken to increase loss reserves for the New Jersey personal automobile line of business. Prior to this quarter, our average paid and average incurred losses for this line of business in accident years 1999, 2000 and 2001 were lower than historic averages. We were attributing this to modest savings from New Jersey's Automobile Insurance Cost Reduction Act (AICRA). During Third Quarter 2001, as part of our regular reserve review, our actuaries found that average paid losses for bodily injury claims unexpectedly increased. This led us to conclude that estimated savings from AICRA would be less than originally anticipated and a reserve increase was necessary. Our outside actuaries concurred with these findings. We determined that the $8 million reserve increase was necessary as a result of this adverse development.

During the fourth quarter, we withdrew our New Jersey private passenger automobile rate filing with the New Jersey Department of Banking and Insurance as part of an agreement with New Jersey regulators. The agreement allows us to make changes to private passenger automobile pricing as well as tiering - the process of classifying drivers into pricing tiers based on risk profile. Pricing changes include liability rates overall increasing by 10% while physical damage rates decrease by 5.1%. When combined with the introduction of two new 5% discounts - one for customers who are loss free and have been insured with us for three years, and one for customers who have their home and auto insured with Selective - these rate changes are overall revenue neutral on our existing book of business. However, these changes allow us to provide more competitive rates to our best customers, while increasing rates for the group of customers that have generated the highest loss ratio.

The tiering changes will limit eligibility for our most preferred tiers and the discounted rates that apply to them. In addition, our current book of New Jersey automobile business will be re-tiered according to the new underwriting rules as a customer's risk profile changes during the policy term, due to actionable occurrences such as accidents, moving violations, coverage lapses and coverage changes. The impact on new business will be immediate, particularly for liability-only business that has traditionally generated significant losses due to inadequate rates. Liability-only coverage for a new applicant will be quoted at a premium that is approximately 37% higher than today. Although still deficient, this change brings us more in line with our competitors. In addition, less full-coverage business will qualify for our preferred tiers due to stricter rules on driving record and years of driving experience. New Jersey private passenger auto revisions take effect November 15th for new business and January 1, 2002 for renewal business and will have a material affect on our results beginning in 2002.

As part of our ongoing plans to improve our New Jersey personal automobile performance, we are taking additional actions to reduce expenses in that business, including bringing our commission schedule more in line with our competition. Effective January 1, 2002, this change will produce estimated annual savings of $4.6 million - or $3 million after-tax. Because of the way deferred acquisition costs work, the full savings will not be immediately reflected on a GAAP basis because acquisition costs such as commissions are deferred and amortized over the life of the policy, which for us, is one year.

The combined ratio for Nine Months 2001 decreased 1.3 points to 106.7% from 108.0% in Nine Months 2000. The improvement primarily reflected: (i) ongoing improvement in our commercial lines combined ratio which comprises close to 80% of our insurance operations, including the benefit from ongoing underwriting reviews for both new and renewal business in our commercial property book of business where the combined ratio improved 10% during Nine Months 2001 when compared to Nine Months 2000; and (ii) lower weather-related catastrophes in 2001 that resulted in an improvement of 0.7 points for both the Third Quarter 2001 and for Nine Months 2001 when compared to the same periods in 2000. These improvements were partially offset by the $8 million reserve increase discussed earlier.

The underwriting expense ratio decreased 0.7 points, to 30.0% , for Third Quarter 2001 and decreased 0.7 points, to 30.8%, for Nine Months 2001 compared to the same periods last year. Costs that vary with premium volume declined, including commission expense which decreased due to lower commissions paid to independent insurance agents combined with higher flood servicing commissions earned from the National Flood Insurance Program. Partially offsetting the decrease in commission expense, labor costs increased due to increased employee benefit costs, new hires, and an increase in the expected payout for our incentive-based reward plan. Productivity, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $504,000 for the twelve-month periods ended September 30, 2001, up from $473,000 for the same period last year.

Our strategic initiatives which are designed to either reduce costs and/or increase business include: i) One & Done - streamlined processing for small commercial lines accounts, and Two & Done - a hybrid program that combines some of the straight-through processing advantages of One & Done, with some limited in-house underwriting; ii) the Mobile Claim System; and iii) the consolidation of the two New Jersey offices and the consolidation of the Virginia and Maryland regional offices in conjunction with the formation of a service center in Virginia. These initiatives are expected to continue to reduce our expense ratio and increase our productivity measure.

                                 Commercial Lines Underwriting

                                             Unaudited, Three Months            Unaudited, Nine Months
COMMERCIAL LINES                              ended September 30,               ended September 30,
($ in thousands)                              2001             2000             2001               2000
                                              ----             ----             ----               ----
GAAP INSURANCE OPERATION RESULTS
Net premiums written                      $ 186,573           166,896         $ 558,137           492,436
                                          =========           =======         =========           =======
Net premiums earned                       $ 171,306           153,249           499,107           447,290
Losses and loss expenses incurred           122,563           112,585           357,943           325,334
Net underwriting expenses incurred           53,332            49,694           159,000           147,254
Dividends to policyholders                    2,292             2,051             6,092             5,501
                                          ---------           -------         ---------           -------
Underwriting loss                         $  (6,881)          (11,081)        $ (23,928)          (30,799)
                                          ---------           -------         ---------           -------
GAAP RATIOS:
Loss and loss expense ratio                    71.5 %            73.5              71.7 %            72.7
Underwriting expense ratio                     31.1 %            32.4              31.9 %            32.9
Dividends to policyholders ratio                1.3 %             1.3               1.2 %             1.2
                                          ---------           -------         ---------           -------
Combined ratio                                103.9 %           107.2             104.8 %           106.8
                                          =========           =======         =========           =======


Commercial Lines Underwriting accounted almost 80% of net premiums written during Third Quarter 2001 and 78% during Nine Months 2001. Net premiums written increased $20 million, or 12%, for Third Quarter 2001, and $66 million, or 13%, for Nine Months 2001 compared to the same periods in 2000.

Net premiums written included $40 million in net new business written for Third Quarter 2001, an increase of 23% compared to $33 million in Third Quarter 2000. Nine Months 2001 included $122 million in net new business written, a 25% increase over $98 million for Nine Months 2000.

With commercial lines comprising close to 80% of our overall net premiums written, we are taking advantage of the positive pricing trends in the marketplace and the continued price increases are expected to favorably impact our overall results. While we experienced minimal direct financial impact from the terrorist attacks on September 11, 2001, we believe the impact to our industry will result in a further hardening of commercial lines pricing into 2003. See discussion of the impact on reinsurance on page 13 of this report on Form 10-Q for the period ended September 30, 2001.

We increased renewal premium year over year by approximately 16% during Third Quarter 2001 and 15% for Nine Months 2001, of which about 11 points represented price increases. Renewal retention remained comparable with 2000 for both Third Quarter 2001 and Nine Months 2001.

For Third Quarter 2001, the Commercial Lines combined ratio decreased 3.3 points to 103.9% compared to Third Quarter 2000. It decreased 2.0 points to 104.8% for Nine Months 2001 when compared to Nine Months 2000. The lower combined ratio for 2001 reflected an improvement in profitability due to approximately 15% higher premium rates, while loss trends have increased approximately 10%. The Third Quarter 2001 lower combined ratio also reflected a 0.6 point decrease in weather related catastrophe losses when compared to Third Quarter 2000.


                Personal Lines Underwriting

                                             Unaudited, Three Months             Unaudited, Nine Months
                                                ended September 30,                ended September 30,
PERSONAL LINES
 ($ in thousands)                             2001              2000              2001              2000
                                              ----              ----              ----              ----
GAAP INSURANCE OPERATION RESULTS
Net premiums written                       $  49,383            51,762         $ 153,432           157,272
                                           =========         =========         =========         =========
Net premiums earned                        $  50,941            51,942           152,423           158,353
 Losses and loss expenses incurred            50,203            45,027           130,396           132,087
 Net underwriting expenses incurred           13,405            13,239            41,390            43,754
                                           ---------         ---------         ---------         ---------
Underwriting loss                          $ (12,667)           (6,324)          (19,363)          (17,488)
                                           ---------         ---------         ---------         ---------
GAAP RATIOS:
Loss and loss expense ratio                   98.6 %              86.7            85.5 %              83.4
Underwriting expense ratio                    26.3 %              25.5            27.2 %              27.6
                                           ---------         ---------         ---------         ---------
Combined ratio                               124.9 %             112.2           112.7 %             111.0
                                           =========         =========         =========         =========



Personal Lines Underwriting accounted for approximately 21% of net premiums written for Third Quarter 2001 and 22% for Nine Months 2001 compared to 24% for both Third Quarter and Nine Months 2000. Personal Lines net premiums written decreased $2 million, or 5%, to $49 million for Third Quarter 2001 when compared to Third Quarter 2000 and included new business net premiums written of $5 million compared to $10 million in Third Quarter 2000. Personal Lines net premiums written decreased $4 million, or 2%, to $153 million for Nine Months 2001 when compared to Nine Months 2000 and included new business net premiums written of $20 million compared to $32 million in Third Quarter 2000.

The Personal Lines combined ratio was 124.9% for Third Quarter 2001, up 12.7 points from the same period in 2000. The increase reflected 15.7 points from the $8 million reserve increase to New Jersey Personal Automobile loss reserves discussed earlier.

The negative impact of the reserve increase on the Third Quarter 2001 Personal Lines combined ratio was partially offset by the following improvements: i) a 1 point improvement due to fewer weather-related catastrophes in Third Quarter 2001 compared to the same period one year ago; ii) a 1.3 point improvement due to a decrease in the combined ratio for our expansion states' personal lines business to 112.7% for Third Quarter 2001 compared to 118.0% for Third Quarter 2000. These improvements reflect reduced catastrophes, price increases and stricter underwriting standards; and iii) a 0.6 point improvement due to a decrease in the Southern region combined ratio to 116.0% for Third Quarter 2001 compared to 130.8% for Third Quarter 2000.

The Personal Lines combined ratio was 112.7% for Nine Months 2001, up 1.7 points from the same period in 2000. The increase included 5.2 points attributable to the reserve increase noted above and an offsetting decrease of 1.4 points due to fewer weather-related catastrophes in Nine Months 2001 compared to the same period last year.

Our New Jersey Private Passenger Automobile combined ratio increased to 143.8% for Third Quarter 2001, compared to a 111.9% for Third Quarter 2000. For Nine Months 2001 this combined ratio increased to 121.9% compared to 109.3% for the Nine Months

2000. The increase largely reflects the loss reserve increase mentioned earlier.

We continue to strictly enforce underwriting guidelines, requiring adherence to payment terms and periodically updating policyholder information for proper rate classification. The re-classification of policyholders to proper rate classes alone has generated additional premium charges of approximately $800,000 over the last three months. We believe these efforts, combined with the rating structure agreed upon with the New Jersey Department of Banking and Insurance in the fourth quarter of 2001, discussed earlier, will improve results in this line of business.

The Urban Enterprise Zone (UEZ) Program requires New Jersey auto insurers to write, at their voluntary rate levels, an amount of auto insurance in urban areas proportionate to their voluntary market share, which is currently estimated at 2.7% for Selective. As of July 2001, we are in compliance with the assigned number of policies required under the plan and expect to remain in compliance for the balance of 2001. Net premiums earned under the UEZ program remained flat at $4 million for Third Quarter 2001 compared to Third Quarter 2000 and decreased $.6 million for Nine Months 2001 to $12 million compared to Nine Months 2000. This business continues to generate combined ratios in excess of 200%. We are seeking to write business in the UEZ territories through our independent agencies. This will allow us to fill our required share of this business with more adequately priced full coverage policies and avoid additional assignments in order to improve results.

Reinsurance

Our insurance subsidiaries cede a portion of their risks to reinsurers in return for a portion of the premiums received under the policies. This permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The insurance subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of the individual risks covered (treaty reinsurance), reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured (facultative reinsurance) and limits (automatic facultative reinsurance). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. In the wake of the terrorist attacks on September 11, 2001, some reinsurers may experience difficulties in paying their portion of the risks ceded to them. We are not currently aware of any material collectibility issues, however we will continue to diligently assess the claim paying ability of the reinsurers with which we do business to ensure our ultimate collectibility.

Poor property results and a hardening of the reinsurance market resulted in reinsurance premium increases upon renewal of our property and casualty excess of loss treaties on July 1. We also increased our retention on our property excess of loss program from $1 million to $2 million to cover each property occurrence up to $15 million, effective July 1, 2001. We estimate that this change in our retention combined with increased reinsurance premium rates, will result in a net additional cost of $8 million related to both reinsurance premiums and retained loss costs for the twelve month period ended June 30, 2002, compared to the twelve month policy period ended June 30, 2001. The casualty excess of loss treaty was also renewed effective July 1, 2001 for an increased $4.6 million of reinsurance premium, an increase of almost 100% compared to the twelve-month policy period ended June 30, 2001.

With the reinsurance community shouldering the majority of the losses from the events of September 11, 2001, we expect to see significantly higher reinsurance costs as well as tightening terms and conditions. This may create an environment of less availability of reinsurance for certain types of commercial property and liability exposures for the industry. These pending changes are already leading to great uncertainty in the market with January reinsurance contract renewals pending for many companies and a Federal industry support plan still unresolved. As our primary reinsurance renewal dates fall in July, and our book of business is not concentrated in dense metropolitan areas, we believe we may fare better than our competitors come renewal time, as the reinsurance marketplace will have had time to realign, and a federal program may be in place.

Investments Segment

Net investment income earned was $24 million for both Third Quarter 2001 and Third Quarter 2000, and $71million for Nine Months 2001 compared to $72 million for Nine Months 2000. Net investment income earned after-tax for Third Quarter 2001 was $18 million compared to $19 million for the same period last year and $55 million for both Nine Months 2001 and Nine Months 2000. We had a 4.1% annualized after-tax investment yield for Nine Months 2001, down slightly from 4.4% in 2000 reflecting the lower yields currently available for investment. New money rates for tax advantaged investments are currently 4%. All else being equal, these lower rates will cause additional downward pressure on investment income over the coming year.

The year 2000 was a favorable year for our limited partnership investments that would be difficult to duplicate. For Third Quarter

2001, limited partnership investment income is $1 million lower before-tax as compared to Third Quarter 2000, fully accounting for the net variance in investment income.

Realized investment gains, net of realized losses which include write-downs for other than temporary declines in value, after-tax for Third Quarter 2001 increased to $2 million compared to $0 for Third Quarter 2000 and increased $2.6 million to $5.2 million for Nine Months 2001 when compared to the same periods last year. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations.

Diversified Insurance Services Segment

                                                                   Unaudited                     Unaudited,
                                                              Three Months ended              Nine Months ended
                                                                 September 30,                  September 30,
---------------------------------------------------------------------------------------------------------------------
 ($ in thousands)                                          2001              2000              2001              2000
---------------------------------------------------------------------------------------------------------------------
FLOOD INSURANCE
Net revenue                                            $  4,376             3,460          $ 10,888             8,947
Income before Federal income tax                            838               457             1,589             1,422
MEDICAL COST CONTAINMENT
    Managed Care
    Net revenue                                           3,212             2,481             8,525             6,245
    Income before Federal income tax                        651               684             1,914             1,503
    Preferred Provider Organization
    Net revenue                                           1,915             1,737             5,846             4,398
    Income before Federal income tax                        372               447             1,130               739
PROFESSIONAL EMPLOYER ORGANIZATION (PEO)
Net revenue                                               8,372             7,312            26,048            21,673
Income (loss) before Federal income rax                  (5,053)               (2)           (5,178)              346
SOFTWARE DEVELOPMENT AND PROGRAM ADMINISTRATION
Net revenue                                               4,338             4,917            13,857            14,119
Loss before Federal income tax                             (293)              (16)             (325)             (293)
OTHER
Net revenue                                                 413               426             1,186               982
Income before Federal income tax                             55                69               261               182
TOTAL
Net revenue                                              22,626            20,333            66,350            56,364
Income (loss) before Federal income tax                  (3,430)            1,639              (609)            3,899
Net income (loss)                                        (2,269)            1,046              (495)            2,455
Return on net revenue                                     (10.0)%             5.1%             (0.7)%             4.4%



Diversified Insurance Services generated $22.6 million of revenue and $2.3 million of net loss for Third Quarter 2001 compared to $20.3 million of revenue and $1.0 million of net income for the Third Quarter 2000. These same businesses generated $66.4 million of revenue and $0.5 million of net loss for Nine Months 2001 compared to $56.4 million of revenue and $2.5 million of net income for the same period in 2000. Earnings before interest, taxes, depreciation, and amortization (EBITDA) decreased 153.4% to a loss of $ 1.7 million for Third Quarter 2001 and 49.5% to $4.2 million for Nine Months 2001 compared to the same periods in 2000. The segment's return on net revenue decreased to (10.0)% for the Third Quarter 2001 and (0.7)% for the Nine Months 2001 compared to the same periods in the prior year.

During Third Quarter 2001, we announced a $4 million workers' compensation reserve increase for Selective HR Solutions, our PEO. This included a $3 million increase in prior accident year reserves (the majority being for reserve deficiencies in 2000) and a $1 million increase for the current year. Higher than expected emergence of claims reported at the end of the second quarter 2001, combined with minimal information from our third party vendor, led us to perform a claims review of Selective HR's insurance carrier by our in-house actuaries and outside consultants. The reserve deficiency that was identified was partially masked by changes to our self-insured retention limit, changes to our geographic mix of business, and our movement to a more white-collar mix of business - all of which made it more difficult to recognize that the worker's compensation pricing in our bundled suite of administrative services was not adequate in light of the changes occurring in the worker's compensation marketplace.

Flood Insurance

Flood Insurance direct premiums written increased 26.6% to $12.7 million during Third Quarter 2001 and 21.3% to $31.8 million for Nine Months 2001 compared to the same periods in 2000. These increases in premiums have resulted in corresponding increases in our underwriting revenues. In addition to underwriting revenues we generate revenues for handling claims. Together these fees generated $4.4 million of revenue in Third Quarter 2001 compared to $3.5 million in Third Quarter 2000 and $10.9 million of revenue for Nine Months 2001 compared to $8.9 million of revenue for Nine Months 2000. While premium volume increased, the positive impact on revenue was partially offset by a decreased commission rate received from the National Flood Insurance Program. This factor combined with increased expenses due to start-up costs associated with FloodConnect, LLC, a third party administrator for the National Flood Insurance Program, has limited the impact of increased revenues on pre-tax profit for this unit to $0.8 million in Third Quarter 2001 compared to $0.5 million in Third Quarter 2000 and $1.6 million for Nine Months 2001 compared to $1.4 million for Nine Months 2000. In July 2001, Selective purchased a Florida based book of flood insurance business for $0.3 million. The acquired book includes approximately $4.5 million in premium and just over 15,000 policies, which is anticipated to result in an approximate increase in our annual revenues of $1.4 million.


Medical Cost Containment - Alta Services (Alta) and Consumer Health Network
(CHN)

Alta, a managed care company, increased its client base and generated revenue of $3.2 million in Third Quarter 2001 compared to $2.5 million in Third Quarter 2000 and $8.5 million for Nine Months 2001 compared to $6.2 million during Nine Months 2000. Pre-tax net income was $0.7 million in the Third Quarter 2001, which was flat compared to the Third Quarter 2000 and $1.9 million for Nine Months 2001 compared to $1.5 million for Nine Months 2000.

CHN, a preferred provider organization, continued to expand its number of network providers, which now includes over 57,000 locations as of the end of the Third Quarter 2001 compared to 47,000 a year ago. An increase in the number of locations coupled with an increase in network utilization has generated $1.9 million in revenue in Third Quarter 2001 compared to $1.7 million in Third Quarter 2000 and $5.8 million for Nine Months 2001 as compared with $4.4 million for Nine Months 2000. CHN's pre-tax net income was $0.4 million during Third Quarter 2001 and 2000 and $1.1 million for Nine Months 2001 compared to $0.7 million for Nine Months 2000.


Professional Employer Organization -  Selective HR Solutions

We have continued to introduce the PEO product in our operating territories during the first half of 2001, building on existing agent/business owner relationships. During the past year and a half, 299 agents have signed on to sell the PEO product with 84 agents making PEO sales. The number of PEO worksite employees has increased to just over 21,000 as of September 30, 2001 from just less than 15,000 a year. Selective HR Solutions generated $8.4 million in revenue in Third Quarter 2001 compared to $7.3 million in Third Quarter 2000 and $26.0 million for Nine Months 2001 compared to $21.7 million for Nine Months 2000. During the quarter the Company also added $4 million to its loss reserves as discussed above. This addition to loss reserves combined with variable and infrastructure costs resulted in a pre-tax loss of $5.1 million during Third Quarter 2001 compared to break even in Third Quarter 2000 and a pre-tax loss of $5.2 million for Nine Months 2001 compared to pre-tax net income of $0.3 million for Nine Months 2000.

Software Development And Program Administration -- PDA Software Services, Inc.
(PDA)

PDA, a software development and program administration company had a pre-tax net loss of $0.3 million during Third Quarter 2001 compared to break even in Third Quarter 2000 and $0.3 million pre-tax loss for Nine Months 2001 and 2000. These results included acquisition-related costs such as retention bonuses and the amortization of goodwill of $0.5 million in Third Quarter and $1.5 million for the Nine Months ended 2001and 2000 respectively. The retention bonuses will continue as charges against income through 2002, but the amortization of goodwill will cease upon the implementation of FAS 142. (See Note 3 to the September 30, 2001 Unaudited Consolidated Financial Statements on page 6 of this report on Form 10-Q for further discussion). Revenues were $4.3 million in Third Quarter 2001 compared to $4.9 million in Third Quarter 2000 and $13.9 million for Nine Months 2001 compared to $14.1 million for Nine Months 2000.

FEDERAL INCOME TAXES

Total Federal income tax benefit increased by $1.8 million to $3.1 million for the Third Quarter 2001and decreased by $1.3 million to $1.0 million for Nine Months 2001. The Third Quarter 2001 increase reflected lower income for the year primarily attributable to loss reserve increases in our insurance operations and PEO business. The decrease in our income tax benefit for Nine Months 2001 reflected increased realized gains compared to Nine Months 2000. Our effective tax rate differs from the Federal corporate rate of 35% primarily as a result of tax-exempt investment income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are its investments in its insurance and diversified insurance services subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory annual statements as of the preceding December 31.

The Parent's cash requirements also include the cost of shares of common stock repurchased under its common stock repurchase program. As of September 30, 2001, the Parent had repurchased a total of 7.2 million shares at a total cost of $138 million under the program, of which 5,000 shares were repurchased during Third Quarter 2001 at a total cost of $100,000. During Nine Months 2001, 200,000 shares were repurchased at a cost of $5 million. On May 4, 2001, the Board of Directors extended the expiration date of the stock repurchase program to May 31, 2002. There are approximately 800,000 shares remaining under the current repurchase authorization of 8 million shares.

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

Cash provided by operating activities was $36 million for Nine Months 2001 compared to $28 million for Nine Months 2000. The $8 million increase in cash provided by operating activities was due to the improvement in cash basis underwriting results compared to last year.

Total assets increased 5% or $123 million, from December 31, 2000 to September 30, 2001. This increase was primarily due to the increase in premium receivables of $55 million resulting from overall premium growth and the seasonality of our book of business, which generates higher volumes of premiums written in the first through third quarters of each year, compared to the fourth quarter. The fluctuations in premium volume have a corresponding impact on outstanding receivables. Additionally, increased use of extended pay plans by policyholders increased the receivable balance by approximately $12 million. The investment portfolio increased $27 million due to purchases of additional debt securities. Reinsurance recoverables on unpaid losses and loss expenses increased $16 million, and deferred policy acquisition costs increased $18 million due to the growth in premiums written, and the reserve increase discussed earlier.

The increase in total liabilities of 6%, or $114 million, from December 31, 2000 to September 30, 2001 was mainly attributable to an increase in unearned premiums of $68 million due to the premiums written fluctuation discussed above. Our reserve for losses increased $36 million due to the growth in premiums written.


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


While we believe we are in compliance with all currently effective and applicable laws affecting our operations, we cannot currently quantify the financial impact we will incur to satisfy revised or additional regulatory requirements that may be imposed in the future.


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

SELECTIVE INSURANCE GROUP, INC.




                                INDEX TO EXHIBITS

Exhibit No.

3.            Amendment, dated November 6, 2001 to the Company's by-laws.

10.1          Amendment, dated June 29, 2001 to the Promissory Note of
              $25,000,000 Line of Credit with State Street Bank and Trust
              Company as amended through June 29, 2002 with respect to Selective
              Insurance Group, Inc. and Selective Insurance Company of America.

10.16a Amendment dated August 1, 2001 to the employment agreement between Gregory E. Murphy and Selective Insurance Company of America.

10.16b Amendment dated September 1, 2001 to the employment agreement between Thornton R. Land and Selective Insurance Company of
              America.

10.16c Amendment dated October 31, 2001 to the employment agreement between Jamie Ochiltree III and Selective Insurance Company of
              America.

11            Computation of earnings per share, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT


                                                            November 12, 2001
By: /s/ Gregory E. Murphy
----------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer


By: /s/ Dale A. Thatcher                                    November 12, 2001
----------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance, Chief Financial Officer
  and Treasurer