Form 10-K
period 2001-12-31
SELECTIVE INSURANCE GROUP INC
filed 2002-03-28
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended... December 31, 2001

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

      Title of Each Class:
      8 3/4% Convertible Subordinated Debentures due January 1, 2008 (Title of class)
      Common Stock, par value $2 per share
      (Title of class)
      Preferred Share Purchase Rights
      (Title of Class)

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

      [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on February 19, 2002.

      Common Stock, par value $2 per share: $569,767,372

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 19, 2002.

      Common Stock, par value $2 per share: 25,711,524.

      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Selective Insurance Group, Inc. 2001 Annual Report to Shareholders and definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference to Parts I, II and III of this report.

      Forward-looking statements

      Some of the statements in this report, including information included or incorporated by reference, are not historical facts and therefore may be considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such terms as "believes" , "expects" , "may" , "will" , "should" , "anticipates" , "benefits", the negatives thereof, and other similar words, and, among other things describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include but are not limited to:

      -     Economic, market or regulatory conditions;
      -     Cost and availability of reinsurance;
      -     Risks associated with Selective's entry into new markets;
      -     Selective's geographic diversification;
      - Weather conditions, including severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
      -     Occurrence of significant natural or man-made disasters;
      -     Uncertainties related to rate increases and business retention;
      - Legislative and regulatory developments, including changes in New Jersey automobile insurance laws and regulations;
      -     The adequacy of loss reserves;
      - Fluctuations in interest rates and performance of the financial markets; and
      - Other risks and uncertainties we identify in this report and other filings with the Securities and Exchange Commission, although we do not promise to update such forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

      PART I

      Item 1. Business.

      General

      Selective Insurance Group, Inc. (Parent) is a holding company that was established in 1977. The Parent, through its subsidiaries, (collectively, "Selective" or the "Company") offers property and casualty insurance products and Diversified Insurance Services products.

      We offer commercial and personal insurance products through Selective Insurance Company of America (SICA), Selective Way Insurance Company (SWIC), Selective Insurance Company of the Southeast (SISE), Selective Insurance Company of South Carolina (SISC) and Selective Insurance Company of New York (SINY) (collectively, the Insurance Subsidiaries). Our Diversified Insusrance Services products are sold by: Alta Services LLC (Alta), formerly MCSI/MRSI, a managed care company that provides medical claims handling services to Selective and other insurers, Consumer Health Network Plus, LLC, (CHN) a New Jersey-based preferred provider organization (PPO), Selective HR Solutions, Inc., (Selective HR Solutions) formerly Modern Employers Inc., a Florida-based professional employer organization (PEO) and Flood Connect, LLC, a provider of flood insurance and claim service to homeowners and commercial customers.

      Our insurance products are sold through approximately 850 independent agents in 20 northeastern, southeastern and midwestern states. We offer a broad range of commercial insurance and alternative risk management products, to small and medium sized businesses and government entities. Our commercial insurance products represent almost 80% of net premiums written. We also provide personal insurance products to individuals and families in ten states, which represent approximately 20% of net premiums written. We write business in the following states: Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia and Wisconsin. Since 1996, we have expanded into the Midwest, Connecticut and Rhode Island in an effort to diversify our insurance exposure to any one geographic or regulatory environment.

      In an effort to further diversify our business and develop fee-based revenues, we also offer diversified insurance services which include: flood business serviced by us for the National Flood Insurance Program which is 100% ceded to the Federal Government, managed care services and PEO products and services.

      In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc., an insurance industry software developer.

      We classify our business into three operating segments: Insurance Operations (Commercial Lines and Personal Lines underwriting), Investments, and Diversified Insurance Services. For a discussion of, and information about, our segments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements, "Segment Information", on page 47, of our 2001 Annual Report to Shareholders, which are incorporated herein by reference.

      We currently employ approximately 2,480 employees of which 1,790 work in our Insurance Operations and Investments Segment and 690 work in our Diversified Insurance Services segment.

      COMPETITION

      We face significant competition in both the Insurance Operations and Diversified Insurance Services segments.

            We compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and have greater financial, technical and operating resources. In addition, we face competition within each insurance agency which sells our insurance, because most of our agencies represent more than one insurance company. Based on direct premiums written for 2000 (latest publicly available information), the Company is the 61st largest property and casualty group in the United States.

            In our Diversified Insurance Services segment, CHN is the largest PPO in New Jersey with 25,432 medical care providers. Selective HR Solutions is the 15th largest PEO in the United States and our flood operations represents one of the top 10 servicing carriers in the United States.

            The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which we operate.

      Please refer to the "Risk Factors" beginning on page 17 of this report on Form 10-K, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      INSURANCE OPERATIONS SEGMENT

      The Insurance Operations segment focuses on the sale and servicing of property and casualty insurance products. Our principal strategy is to generate profitable premium growth based on superior customer service and on strong franchise value with our independent agents. In addition, we strive to maintain and build on Selective's position as a market leader among regional property and casualty insurers.

      The segment is managed by type of business: commercial lines underwriting and personal lines underwriting. The insurance coverages provided by the commercial lines underwriting segment include: workers' compensation, commercial automobile, liability, umbrella, property, fidelity and surety. The personal lines underwriting insurance coverages include homeowners', personal automobile and personal umbrella liability insurance coverages. We also analyze the results of this segment by regional office and state.

      For the ten years ended December 31, 2001, our average statutory loss and loss expense ratio was 71.8% which outperformed the property and casualty industry's average ratio of 80.5%, as reported by A.M. Best Company (A.M. Best). (See glossary of terms on page 19 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.). We attribute our performance to the franchise value we have created with our independent agency force, expertise in underwriting property and casualty insurance risks, and our penetration of high quality markets in the northeastern, southeastern and midwestern states. For the ten years ended December 31, 2001, our average statutory underwriting expense ratio was 32.1% compared to 26.8% for the property and casualty industry. Our historical statutory underwriting expense ratio is higher than the industry average primarily due to the fact that: (i) the industry average expense ratio reflects the inclusion of direct writers of insurance, companies that do not use independent agents, which generally have lower distribution costs than we do, and (ii) we have 80% of our premium in the more expensive commercial lines business compared with the industry at 50%. Our average statutory combined ratio of 104.9% for the ten year period outperformed the property and casualty industry average statutory combined ratio of 108.5% over the period. The table below sets forth a comparison of certain Company and industry ratios:

                                     Simple
                                    Average
                                       of
                                       All
                                    Periods
                                   Presented   2001     2000      1999    1998     1997    1996    1995     1994      1993     1992
------------------------------------------------------------------------------------------------------------------------------------
CERTAIN COMPANY RATIOS: (1)

Loss                                  61.2%     64.1    66.4      65.0    59.9     56.8    60.6     60.4     60.6     60.3      58.2

Loss expense                          10.6      10.2     9.3       9.4    10.3     11.4    10.8     10.8     11.1     11.5      11.3

Underwriting expense                  32.1      31.5    31.7      30.5    32.2     31.2    30.8     29.4     31.6     35.5      37.0

Policyholders' dividends               0.9       0.9     0.9       0.8     0.7      0.7     0.7      1.0      1.0      1.2       1.3

Statutory combined ratio (2), (3)    104.9     106.7   108.2     105.7   103.2    100.1   102.9    101.6    104.3    108.5     107.9

Growth (decline) in net
premiums written                       6.7      10.5     3.6       8.1     4.4      3.7    (8.6)     8.5     14.8      8.9      13.0

CERTAIN INDUSTRY RATIOS: (1) (4)

Loss                                  67.4      76.1    68.3      65.3    63.1     60.3    65.4     65.7     68.1     66.7      74.7

Loss expense                          13.1      14.0    12.9      13.3    13.1     12.5    12.9     13.2     13.0     12.8      13.4

Underwriting expense                  26.8      26.2    27.6      28.0    27.7     27.1    26.4     26.3     26.0     26.3      26.6

Policyholders' dividends               1.3       0.7     1.3       1.2     1.7      1.7     1.1      1.4      1.3      1.1       1.2

Statutory combined ratio (3)         108.5     117.0   110.1     107.8   105.6    101.6   105.8    106.4    108.5    106.9     115.7

Growth in net premiums written         3.9       8.5     4.4       1.9     1.8      2.9     3.4      3.6      3.8      6.2       2.0

COMPANY FAVORABLE
(UNFAVORABLE) TO INDUSTRY:

Combined ratio                         3.6      10.3     1.9       2.1     2.4      1.5     2.9      4.8      4.2     (1.6)      7.8

Growth in net premiums
written                                2.8       2.0    (0.8)      6.2     2.6      0.8   (12.0)     4.9     11.0      2.7      11.0

1.    The ratios and percentages are based upon Statutory Accounting Principles
      (SAP) prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, the Company adopted a codified set of statutory accounting principles, as required by the National Association of Insurance Commissioners. These principles were not retroactively applied, but would not have had a material effect on the ratios presented above. These principles may differ from accounting principles generally accepted in the United States of America (GAAP). For definitions of these ratios, please refer to the section entitled "Glossary of Terms" on page 19 of our 2001 Annual Report to Shareholders, incorporated herein by reference.

2. In 1993, this ratio includes a one-time restructuring charge of $9 million, which increased the ratio by 1.5 points.

3. A statutory combined ratio under 100% generally indicates an underwriting profit and a statutory combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its combined ratio exceeds 100%.

4. Source: A.M. Best. The industry ratios for 2001 have been estimated by A.M. Best.

      INSURANCE OPERATIONS RESULTS

                                                 Year Ended December 31,
(in thousands)                            2001           2000           1999
--------------------------------------------------------------------------------
TOTAL INSURANCE OPERATIONS

Net premiums written                  $  925,420        843,604        811,677
                                      ==========     ==========     ==========
Net premiums earned                      883,048        821,265        799,065
Losses and loss expenses incurred        655,884        614,066        592,215
Underwriting expenses incurred           279,527        264,651        254,315
Dividends to policyholders                 8,275          7,670          6,682
                                      ----------     ----------     ----------
Underwriting loss                     $  (60,638)       (65,122)       (54,147)
                                      ==========     ==========     ==========

GAAP RATIOS:

Loss and loss expense ratio                 74.3%          74.8%          74.1%
Underwriting expense ratio                  31.7%          32.2%          31.8%
Dividends to policyholders ratio             0.9%           0.9%           0.9%
                                      ----------     ----------     ----------
Combined ratio                             106.9%         107.9%         106.8%
                                      ==========     ==========     ==========

For the year ended December 31, 2001, we continued to outperform the industry with a statutory combined ratio of 106.7%, compared with an A.M. Best estimate for the industry of 117.0%, up from 110.1% one year ago. On a GAAP basis, the combined ratio was 106.9% in 2001, compared to 107.9% in 2000 and 106.8% in 1999. The decrease for 2001 when compared to 2000 was caused predominantly by increases in commercial lines pricing which led to a decrease in the commercial lines combined ratio to 104.9% in 2001 from 107.3% in 2000. The personal lines combined ratio increased 113.5% in 2001 from 109.7% in 2000. The increase for 2000 when compared to 1999 was caused by an increase in the personal lines combined ratio to 109.7% from 103.0%, and a decrease in the commercial lines combined ratio to 107.3% from 108.3%.

      The following table shows the distribution of total net premiums written, by state, for the periods indicated:

                                                 Year Ended December 31,
NET PREMIUMS WRITTEN, BY STATE             2001           2000           1999
                                        ----------     ----------     ----------
New Jersey                                  40.3%          41.8           46.2
Pennsylvania                                13.5           13.4           12.2
New York                                    11.5           11.3           10.1
Maryland                                     7.0            6.9            6.3
Virginia                                     5.1            4.8            5.0
North Carolina                               3.2            2.5            2.4
Illinois                                     3.0            3.4            2.9
Indiana                                      2.6            2.2            1.7
South Carolina                               2.5            3.0            4.0
Georgia                                      2.4            2.3            2.3
Ohio                                         2.1            2.2            1.9
Wisconsin                                    1.6            1.7            1.4
Delaware                                     1.6            1.6            1.8
Michigan                                     1.3            1.1            0.6
Other States                                 2.3            1.8            1.2
                                         -------     ----------     ----------
Total                                      100.0%         100.0          100.0
                                         =======     ==========     ==========

      AGENCY DISTRIBUTION FORCE

      We sell our insurance products through independent insurance agents. Our strong agency relationships start with providing a broad range of products, an ease of doing business with us due to technology, superior service in both underwriting and claims, stable markets, consistent underwriting standards, and opportunity for growth and profitability. We have competitive commission schedules and agents earn average commissions of approximately 15% of their direct premiums written and can earn an additional 2% under the agency profit sharing plan. We have six regional offices and a service center office strategically placed throughout our geographic service area so staff can maintain a high level of communication with agents. Senior management also interacts frequently with agents through a variety of company sponsored events. These include: annual agency and sales meetings in our operating territories; annual agency incentive trips; annual agency customer service representative meetings; annual Producer Council meetings where leading local agents discuss with management how we can improve our product offerings, customer service and overall efficiency; and, an annual agency strategy meeting where a group of agents from our operating territories advise management as corporate strategies and key initiatives are developed.

      We continue to work with our independent agents to generate profitable premium growth. At this point, while the long-term effects of ongoing agency consolidation and bank acquisitions of agencies cannot be fully anticipated, we are taking steps to work even more closely with our best agents including those purchased by a bank or other entity.

      FIELD STRATEGY

      In 1995, we began deploying field underwriters - agency management specialists (AMS) and in 1997 field claim adjusters - claims management specialists (CMS) into the territories serviced by our agents. Through year-end 2001, there were approximately 70 AMSs and 145 CMSs working in our operating territories. Working and living near agents and customers enables AMSs to work side-by-side with agents to evaluate new business opportunities and develop strong relationships based on technical excellence and regular, personal interaction. The AMSs work account-by-account to ensure we make fair, accurate underwriting decisions. CMSs also work and live close to agents and customers so that they are able to be on site quickly after a loss occurs, as well as conduct on-site inspections and obtain knowledge about potential exposures. We believe that personal, early intervention by CMSs results in higher levels of customer satisfaction; quicker, more accurate claim settlements; and better fraud detection.

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

      UNDERWRITING

      The AMSs, regional offices and our agents all play an integral role in the underwriting process, subject to our underwriting guidelines for particular policies and types of customers. The regional offices work with our strategic business units, which are organized by type of customer, to develop products and underwriting guidelines as well as growth and profitability objectives. Our actuarial department also works with the regions to determine pricing and to monitor profitability. These activities are also based on AMS input regarding agents' needs for products and pricing. As our competitors implement across-the-board rate increases, we are able to write the type of business that fits our profile, at a sound price, through our one risk at a time field-underwriting model.

      During 2001, we created a Service Center located in Richmond, Virginia. The purpose of the service center is to help our independent insurance agents serve their small to mid-size business customers throughout all of our operating territories. Through the Service Center, insurance licensed individuals utilize technology to respond by e-mail, phone and/or fax to customer inquiries about insurance coverage, billing transactions and more. In return for the services provided, the commission we pay to the independent agent is reduced by two points upon renewal. The Service Center also creates opportunities for additional sales and we believe positions us particularly well to compete for business from larger agencies, including those owned by banks and agency aggregators.

      One & Done, our Internet-enabled small business system allows agents to quote, bind and process small business policies within minutes without any intervention by the Company. Because building valuations and our underwriting criteria are embedded in the system, agents using these templates can quickly provide policies to owners of small businesses. This tool has been designed to support agents' skills at selecting good accounts and allows them to have more time to work on larger, more complex accounts. One & Done also allows us to produce new business at a lower underwriting expense ratio and provides us the infrastructure to significantly grow these historically profitable business segments. Because of these features, we believe that this system is improving our competitive position in the small commercial lines marketplace.

      We expect the service center and one & done policy writing systems to continue to reduce our expense ratio and increase our productivity measure.

      For certain classes of business and policy limits, agencies have the authority to bind the Insurance Subsidiaries. The Insurance Subsidiaries have a period, generally 60 days after the effective date of coverage, during which they can cancel undesirable risks. During the 60 day period, the Insurance Subsidiaries are required to pay any claim which would be covered under such policies. Our agents underwriting guidelines handbook sets forth criteria for particular policies and insureds. When a risk falls outside of the established guidelines, the agencies must contact their AMS to obtain authorization to bind coverage. Accounts that exceed the AMS's authority require additional management or home office approval. Policies that are accepted become subject to regulatory limitations on policy cancellations and, except for nonpayment of premiums, generally may not be canceled after the first 60 days other than at renewal upon prescribed notice of cancellation.

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

      In an effort to facilitate analysis of our results by shareholders and analysts, we have eliminated Strategic Business Unit reporting and have conformed to the industry standard of line of business reporting.

COMMERCIAL LINES UNDERWRITING                                                 GAAP
HIGHLIGHTS                                           Net         Net      Underwriting       GAAP
                                                  Premiums     Premiums      Income        Combined
(in thousands)                                    Written       Earned       (Loss)          Ratio
---------------------------------------------------------------------------------------------------
Total Commercial Lines                   2001   $  723,841      678,321      (32,970)        104.9%
                                         2000      638,990      611,865      (45,186)        107.4
                                         1999      587,521      570,650      (47,625)        108.3

Fire/Inland Marine                       2001       99,501       92,489       (1,569)        101.7
                                         2000       87,363       82,430      (13,367)        116.2
                                         1999       80,894       77,760      (13,481)        117.3

Workers' Compensation                    2001      180,322      170,129      (11,518)        106.8
                                         2000      160,669      157,295      (13,927)        108.9
                                         1999      152,601      150,054      (13,027)        108.7

General Liability                        2001      191,885      179,287          374          99.8
                                         2000      170,128      160,043        9,080          94.3
                                         1999      146,441      140,048        3,527          97.5

Commercial Automobile                    2001      199,016      186,674      (15,379)        108.2
                                         2000      173,808      166,980      (23,253)        113.9
                                         1999      161,189      156,519      (19,392)        112.4

Business Owners' Policy (BOP)            2001       36,468       34,004       (7,002)        120.6
                                         2000       32,381       31,899       (4,783)        115.0
                                         1999       31,700       31,803       (5,690)        117.9

Bonds                                    2001       15,780       14,994        1,992          86.7
                                         2000       13,719       12,523        1,542          87.7
                                         1999       12,795       12,919          972          92.5

Other                                    2001          869          744          132          82.3
                                         2000          922          695         (478)        168.8
                                         1999        1,901        1,547         (534)        134.5

PERSONAL LINES UNDERWRITING HIGHLIGHTS                                        GAAP
                                                    Net          Net      Underwriting       GAAP
                                                 Premiums      Premiums      Income        Combined
(in thousands)                                   Written        Earned       (Loss)          Ratio
---------------------------------------------------------------------------------------------------

Total Personal Lines                     2001   $  201,578      204,727      (27,668)        113.5%
                                         2000      204,613      209,400      (19,936)        109.5
                                         1999      224,156      228,415       (6,522)        102.9

Automobile                               2001      169,545      172,265      (29,705)        117.2
                                         2000      171,405      176,558      (18,414)        110.4
                                         1999      190,666      195,878       (9,658)        104.9

Homeowners                               2001       26,118       26,414          851          96.8
                                         2000       26,980       26,252       (2,709)       1103.3
                                         1999       27,084       26,094        2,828          89.0

Other                                    2001        5,915        6,048        1,186          80.4
                                         2000        6,228        6,590        1,187          82.0
                                         1999        6,406        6,443          278          95.7

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

      Our CMSs are primarily responsible for investigating and settling claims directly with claimants. By promptly and personally investigating claims, the CMS is able to provide personal service and quickly resolve claims. In territories where there is insufficient claim volume to justify the placement of a CMS, or when particular claim expertise is required, we use independent adjusters to investigate and settle claims.

      During 2001, we completed the implementation of a new technology platform designed to support our field-claims staff. The mobile claim system provides our CMSs and agents 24-hour electronic access to claim information. We believe this system provides improved service to our agents, insureds, claimants and attorneys, and enables us to settle claims with efficiency and flexibility.

      Claims settlement authority levels are established for each CMS and supervisor based on their experience and expertise, up to a regional branch office limit of $100,000. Casualty claims with an exposure potential in excess of $100,000, significant or catastrophic injury or damage (such as, fatalities, amputations and brain damage), property claims with an exposure greater than $50,000, as well as claims involving suits against us and/or questions of coverage are reported to the home office where senior claim specialists review the claims and determine the appropriate reserve. They also provide guidance on the handling of the claim until its final disposition. All environmental and other latent exposure claims are referred to a centralized environmental claims unit at the home office, which specializes in the management and consistency of decisions regarding coverage application to these varied exposures.

      For small policyholder claims, generally defined as less than $2,500, we have implemented an "Agency Draft Program" enabling agents to pay property damage claims on the spot without direct CMS involvement. The regional offices review the claims paid through this program and provide guidance to the agents on the appropriate use of the drafts. This program enables agents to provide immediate customer service and satisfaction, while reducing our costs because they are settled without the direct involvement of a CMS.

      We have centralized, in the home office, a fraud unit to manage our field fraud investigators and consistently adhere to uniform internal procedures to improve detection and action on potentially fraudulent claims. Our automated claim system tracks suspicious claims and determines the amount of loss dollars saved when a claim is not paid because it is judged to have been fraudulent. It is our policy to prosecute individuals who perpetrate fraud. We feel this sends a clear message that we will not tolerate fraudulent activity committed against our company and our customers. Also, we provide anti-fraud training for employees who may be involved in claim matters.

      Our newest initiative is a Claim Service Center that will be located in our existing Richmond, Virginia location and will eventually service all of our operating territories. The goal of this initiative is to enhance service with immediate claim triage on a 24 hour, 7 days a week basis. We expect to have this center operational by the second quarter of 2002 and we anticipate we will be able to reduce the cycle time of first-party automobile claims and generate a net annual durable savings of approximately $0.6 million in 2002 and $2 million each year thereafter.

      We also focus on, and have invested in, additional loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program, administered by Alta, which has reduced workers' compensation and automobile loss costs; (ii) a voluntary automobile repair shop program which has reduced repair costs in 2001 and 2000; and (iii) a small estimate and property review program.

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

      We have a Reinsurance Committee that reviews and approves all reinsurers who do business with us. The Reinsurance Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; and (ii) Standard and Poor's Insurance Rating Services (Standard and Poor's). Further information is obtained from our reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not been assigned a rating in certain special circumstances.

      We continuously monitor the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. Our primary reinsurers are American Re-Insurance Company, Gerling Global Reinsurance Corporation, Partner Reinsurance Company, Axa Re (Paris), Hartford Steam Boiler Inspection and Insurance Company, Tempest Re and Renaissance Re. Our flood book of business is ceded 100% to the National Flood Insurance Fund. In addition, we cede no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF).

      We have both property and casualty excess of loss treaties as well as a property catastrophe program. Effective July 1, 2001, we increased the retention on our property treaty excess of loss program to cover each property occurrence in excess of $2 million up to $15 million. Prior to this change each property occurrence in excess of $1 million was covered up to $15 million. Our casualty excess of loss treaty covers each casualty occurrence in excess of $2 million up to $50 million in six layers, except for commercial umbrella, which is reinsured, up to $10 million. Effective July 1, 2001 we retain 15% of the first layer of the casualty excess of loss treaty that covers $3 million in excess of $2 million.

      The catastrophe program for 2001 covered 95% of losses in excess of a $15 million retention up to $165 million per occurrence in six layers with the $10 million in excess of $85 million layer retained in full by the Company. It provided total coverage of $133 million. The catastrophe program was revised for 2002 treaty year. Effective January 1, 2002, we no longer retain 100% of the $10 million excess of $85 million layer of the treaty. The 2002 treaty is in five layers and covers: (i) 95% of losses in excess of $15 million up to $25 million;
(ii) 95% of losses in excess of $25 million up to $50 million; (iii) 95% of losses in excess of $50 million up to $85 million; (iv) 83.5% of losses in excess of $85 million up to $120 million; (v) 83.5% of losses in excess of $120 million up to $165 million. Total coverage under the program is $133.3 million. Due to changes in the reinsurance industry's perception of the insurable risk after September 11 attacks, a terrorism exclusion became part of the 2002 catastrophe treaty.

      In addition, we have a homeowners' quota share program that reinsures 75% of New Jersey homeowners' property coverage up to a $1 million limit and up until 2002 contained no per-occurrence limit. Effective January 1, 2002, a $75 million per occurrence limit was added to the treaty. We believe that the property catastrophe program, coupled with the Homeowners Quota Share Treaty provide adequate protection for catastrophic losses.

      See the section entitled "Reinsurance Renewals" beginning on page 24 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference, for additional discussion about our reinsurance programs.

      POOLING ARRANGEMENTS

      The Insurance Subsidiaries participate in an inter-company pooling and expense sharing arrangement ("pool" or "pooling agreement"). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one Insurance Subsidiary from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. The pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best and S&P.

      The pool participation percentage of each Insurance Subsidiary reflects the ratio of that subsidiary's policyholders' surplus to our aggregate policyholders' surplus. The percentages are as follows:

Selective Insurance Company of America                     55.5%
Selective Way Insurance Company                            21.5%
Selective Insurance Company of South Carolina               9.0%
Selective Insurance Company of the Southeast                7.0%
Selective Insurance Company of New York                     7.0%

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

      RESERVES FOR NET LOSSES AND LOSS EXPENSES

      The table on page 12 provides information about reserves for net losses and loss expenses. Also see Notes 14 and 17(a) to the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders for additional information about reserves, which notes are incorporated herein by reference.

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

      In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between; (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

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

      After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2001, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

      The table on page 12 represents the development of balance sheet net reserves for 1991 through 2001. The top three lines of the table reconcile gross reserves to net reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

      The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1991 reserve developed a $22.6 million redundancy over the course of the succeeding ten years. That amount has been included in income over the past nine years.

      The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 2001, we paid $624.2 million of the currently estimated $702.9 million of losses and loss expenses that were incurred through the end of 1992; thus, the difference, an estimated $78.7 million of losses and loss expenses incurred through 1992, remained unpaid as of December 31, 2001.

      In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 2001, but incurred in 1998, will be included in the cumulative redundancy (deficiency) amounts in 1998, 1999, and 2000. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

ANALYSIS OF NET LOSS AND LOSS EXPENSE DEVELOPMENT

(in millions)           1991        1992      1993      1994     1995      1996       1997      1998      1999      2000     2001
-----------------------------------------------------------------------------------------------------------------------------------
Gross reserves
for unpaid
losses and
loss expenses
at December 31         $ 731.5      870.2     917.7     999.4   1,120.1   1,189.8    1,161.2   1,193.3   1,273.8   1,272.7  1,316.3

Reinsurance
recoverable on
unpaid losses
and loss
expenses at
December 31            $ (91.9)    (132.6)   (114.0)   (111.5)   (121.4)   (150.2)    (124.2)   (140.5)   (192.0)   (160.9)  (184.5)

Net reserves
for unpaid
losses and
loss expenses
at December 31         $ 639.6      737.6     803.7     887.9     998.7   1,039.6    1,037.0   1,052.8   1,081.8   1,111.8  1,131.8

Net reserves
estimated as of:

One year later         $ 634.3      734.8     801.0     900.6     989.5   1,029.5    1,034.5   1,044.2   1,080.7   1,125.5

Two years later          626.3      732.5     790.0     899.5     977.6   1,028.1    1,024.8   1,035.9   1,088.2

Three years later        626.5      718.7     788.5     894.9     974.4   1,020.5    1,014.0   1,033.3

Four years later         626.8      716.5     782.9     894.7     965.2   1,014.4      998.1

Five years later         625.3      717.3     780.3     892.2     960.8   1,000.9

Six years later          627.1      716.4     778.9     888.9     955.2

Seven years later        626.8      714.0     772.1     890.2

Eight years later        625.9      706.0     770.1

Nine years later         621.7      702.9

Ten years later          617.0

Cumulative redundancy
(deficiency)           $  22.6       34.7      33.6      (2.3)     43.5      38.7       38.9      19.5      (6.4)    (13.7)
                       =======       ====      ====      ====      ====      ====       ====      ====      ====     =====

Cumulative
amount of net
reserves paid
through:

One year later         $ 183.7      219.5     224.6     259.4     280.4     303.6      313.7     328.1     348.2     399.2

Two years later          308.8      352.3     382.3     443.4     481.6     519.6      531.1     537.5     600.3

Three years later        391.3      451.4     497.7     573.7     628.0     674.7      665.5     703.8

Four years later         447.7      517.2     567.4     661.3     722.2     760.8      760.8

Five years later         481.4      556.3     611.1     716.0     773.3     820.0

Six years later          502.6      580.6     642.8     748.4     811.9

Seven years later        516.0      600.4     662.6     774.6

Eight years later        529.7      613.6     677.5

Nine years later         538.7      624.2

Ten years later          546.9

RECONCILIATION OF STATUTORY TO GAAP LOSS RESERVES AND LOSS EXPENSES

(in thousands)                                           2001            2000
--------------------------------------------------------------------------------
Statutory loss and loss expense reserves (1)         $ 1,135,536      1,095,641

Adjustment for funds withheld (2)                             --         17,375

Provision for uncollectible reinsurance                      654            609

Elimination of inter-company profit in loss and
loss expense reserves (3)                                 (4,363)        (1,838)
                                                     -----------    -----------

GAAP net reserve for loss and loss expenses            1,131,827      1,111,787

Reinsurance recoverable on unpaid loss and loss
expenses                                                 184,486        160,869
                                                     ===========    ===========

GAAP gross reserves for loss and loss expenses       $ 1,316,313      1,272,656
                                                     ===========    ===========

(1) Statutory loss and loss expense reserves, net of reinsurance recoverable on unpaid loss and loss expenses.

(2) Represents statutory funds withheld under a reinsurance contract that was re-classified as loss and loss expense reserves for GAAP in 2000. This reinsurance contract was commuted during 2001.

(3) Alta Services LLC, an affiliate of the insurance companies, charges a fee for medical managed care services which is included in loss expense.

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

      "Asbestos claims" means those claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2001, asbestos claims constituted 89% of our 2,278 outstanding environmental claims.

      "Non-asbestos claims" means pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to us other than asbestos. These claims include landfills, leaking underground storage tanks and mold. In past years, landfill claims have accounted for a significant portion of our environmental claim unit's litigation costs.

      In the year ended December 31, 2001, we reclassified several non-asbestos categories of claims to a non-environmental status. These categories include external insulation finishing system (EIFS) construction defect claims, oil truck spills, indoor air pollution, and general contamination that do not meet the standard definition of environmental claims set forth in the 2001 National Association of Insurance Commissioners Annual Statement preparation instructions. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations. The number of claims reclassified is 397 for 2001, 329 for 2000, and 235 for 1999.

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

   The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2001, 2000 and 1999. For additional information about our environmental reserves, see Note 17 to the Consolidated Financial Statements, beginning on page 48 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ENVIRONMENTAL CLAIMS ACTIVITY

                                              2001          2000         1999
--------------------------------------------------------------------------------
ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year                    1,868         1,700        1,665

Claims received during year                      606           320          569

Claims closed during year                       (436)         (152)        (534)
                                            --------       -------       ------

Claims at end of year                          2,038         1,868        1,700
                                            ========       =======       ======

Average net loss settlement on
closed claims(2                             $    449         1,934          141

NON-ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year                      212           179          233

Claims received during year                      138           134          119

Claims closed during year                       (110)         (101)        (173)
                                            --------       -------       ------
Claims at end of year                            240           212          179
                                            ========       =======       ======
Average net loss settlement on
closed claims                               $ 14,827        15,495        7,351

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

INSURANCE REGULATION

      GENERAL

      Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies, but generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. We believe that we are in compliance with applicable regulatory requirements in all material respects as of the date of this report. Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives from time to time can have an impact on the industry.

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

      Effective January 1, 2001, we adopted a codified set of statutory accounting principles (Codification) as required by the National Association of Insurance Commissioners (NAIC). The changes to the statutory accounting principles reduce the differences within statutory accounting permitted practices among the various states. Codification led to an increase in combined statutory surplus of $43 million.

      While we believe we are in compliance with all currently effective and applicable laws affecting our operations, we cannot currently quantify the financial impact we would incur to satisfy revised or additional regulatory requirements that may be imposed in the future.

STATE REGULATION

      The authority of the state insurance departments extends to such matters as the establishment of standards of solvency, which must be met and maintained by insurers, the licensing of insurers and agents, the imposition of restrictions on investments, premium rates for property and casualty insurance, the payment of dividends and distributions, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders and the approval of policy forms. State insurance departments also conduct periodic examinations of the financial and business affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies. Regulatory agencies require that premium rates not be excessive, inadequate or unfairly discriminatory. In general, the Insurance Subsidiaries must file all rates for commercial and personal insurance with the insurance department of each state in which they operate.

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

NAIC GUIDELINES

      The Insurance Subsidiaries are subject to the general statutory accounting principles and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System (IRIS). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state commissioners about certain aspects of the insurer's business. The Insurance Subsidiaries have consistently met all of the IRIS ratio tests.

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

      The NAIC Model Act is also intended to enhance the regulation of insurer solvency. This act contains certain risk-based capital (RBC) requirements for property and casualty insurance companies. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. RBC measures the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with a ratio below 200% of their total adjusted capital to their Authorized Control Level, as calculated in the Model Law, are subject to different levels of regulatory intervention and action. Based upon the 2001 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Authorized Control Level.

      Codification had minimal impact to the Risk Based Capital ratios for the Insurance Subsidiaries and did not significantly impact the dividend paying capabilities of the Insurance Subsidiaries.

      INVESTMENTS SEGMENT

      The long-term objective of our investment policy is to maximize after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 85% debt securities, 14% equity securities, and 1% short-term investments. High credit quality has always been a cornerstone of our investment strategy, as evidenced by the fact that 99% of the debt securities are investment grade. The average rating of our debt securities is "AA", S&P's second highest credit quality rating.

      We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, maturities of debt securities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt portfolio primarily in intermediate-term debt securities. The average life of the portfolio at December 31, 2001 was 4.9 years.

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

      For additional information about our investment policy, see section titled "Investments" beginning on page 24 of our Annual Report to Shareholders, which is incorporated herein by reference.

      DIVERSIFIED INSURANCE SERVICES SEGMENT

      During 2001 our Diversified Insurance Services segment strategy further evolved, which led to a more refined focus on businesses that provide synergy with our agency force and create new opportunities for agents to bring added value services and products to their customers. This focus has led us to consolidate our Diversified Insurance Services operations into three core functions: flood insurance, managed care, and professional employer organization
(PEO) services. The businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own production or supply output). The flood and PEO products are currently sold through our independent agent distribution channel, while our managed care businesses provide an integral service used by our claims operation, as well as by other insurance carriers. Given the more refined focus along with the completion of the mobile claim and flood system software products, we felt it was time to begin pursuing the sale of our Software Development and Administration business, PDA Software Services, Inc. (PDA), and thus have classified this business as a discontinued operation. PDA was purchased in 1998 as part of Selective's newly forming Diversified Insurance Services operation. At the time PDA was the outside vendor developing the aforementioned software products making it a good fit with our insurance-related businesses. Upon sale, we expect to realize a profit, especially as PDA will now be able to more freely market its insurance products outside the Selective umbrella. The results for this segment's continuing operations are as follows:

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)                                2001          2000         1999
--------------------------------------------------------------------------------
FLOOD INSURANCE:

Net revenue                                 $ 14,571        11,991       10,665

Pre-tax profit                                 2,093         1,609        3,297

MANAGED CARE:

Net revenue                                   19,088        15,014        7,837

Pre-tax profit                                 3,686         3,509        1,146

PROFESSIONAL EMPLOYER ORGANIZATION:

Net revenue                                   34,352        29,155       11,262

Pre-tax profit (loss)                         (6,599)          110          980

OTHER:

Net revenue                                    1,615         1,367           --

Pre-tax profit                                   395           281           --

TOTAL:

Net revenue                                   69,626        57,527       29,764

Pre-tax profit (loss)                           (427)        5,509        5,423

After tax profit (loss)                         (201)        3,605        3,473

After-tax return on net revenue                 (0.3)%         6.3%        11.7%

      FLOOD INSURANCE

      Selective is a servicing carrier for the National Flood Insurance Program. We provide a market for flood insurance to our agents and also have flood-only appointments with over 4,000 agents across the country. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss, since the premiums we collect are ceded 100% to the federal government. We receive a servicing fee from which we pay agency commissions and other related expenses. In addition to the servicing fees, we receive fees for handling claims. During 2001, we acquired two flood books of business from other insurance carriers that amounted to approximately 17,000 policies and $5.5 million in premium, which we anticipate will generate approximately $2 million in servicing fees. In 2001, we were also endorsed as the flood insurance servicing carrier for the Independent Insurance Agents of America.

      MANAGED CARE

      The goal of our managed care program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible. Our managed care companies (Alta, Selectech, &
CHN) now operate under one integrated management team and provide workers' compensation and automobile medical claim services, third party administrative services and discounted access to the largest medical provider network in New Jersey, while bearing no underwriting risk. Our medical claim services include first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and re-pricing. Our managed care program also provides medical claim management services under New Jersey's Automobile Insurance Cost Reduction Act. Our preferred provider organization, is a network of physicians, hospitals and other medical providers that have agreed, by contract, to discount their rates to members.

      Network expansion has been, and will continue to be a major initiative for our managed care program. During 2001 our medical provider network expanded from 50,000 to just under 60,000 locations in its initial three key operating territories (New Jersey, New York, and Connecticut). This expansion included the acquisition of a 1,200-location mental health network for $200,000. Subsequent to year-end, we purchased all of the outstanding common stock of Northeast Direct Health, Inc., a Connecticut based preferred provider organization for $2.3 million. This acquisition adds 11.000 more provider locations to CHN's existing network. In the future, our managed care medical provider network will focus on expanding into new states where we have a presence, starting with the Northeast area.

      PROFESSIONAL EMPLOYER ORGANIZATION

      The PEO, Selective HR Solutions, provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation. A PEO, by the nature of its product package, provides a very high level of day-to-day services to its customers, which we believe will be attractive to small business owners, who can be accessed through existing relationships with our independent agents.

      We will concentrate our sales effort in 2002 in states where the PEO product is more widely accepted and understood. We believe we can build on the existing agent/business owner relationships as our independent agents continue to recognize the value in this product. We currently have approximately 100 agents making PEO sales. The number of PEO worksite employees has increased to just over 21,000 from approximately 12,000 in 1999.

      RISK FACTORS

            The risks described below are not the only ones we face. There may be additional risks and uncertainties. Either by their presence or absence, these risks could materially affect our business, financial condition or results of operations, and the trading price of our common stock.

WE MAY BE ADVERSELY AFFECTED BY CATASTROPHES AND WEATHER-RELATED EVENTS.

            Property and casualty insurance companies frequently experience losses from catastrophes and other weather-related events. Catastrophes may have a material adverse effect on our operations. Catastrophes are caused by various events including windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and terrorism. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of our losses from these catastrophes is a function of:

            -     the total amount of losses our clients incur;
            -     the number of our clients affected;
            -     the frequency of the events;
            -     and the severity of the particular catastrophe.

            Most catastrophes are restricted to small geographic areas. However, hurricanes, floods, earthquakes and terrorism may produce significant damage in large, heavily populated areas.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC AND REGULATORY CONDITIONS AND WEATHER-RELATED EVENTS IN THE EAST-COAST AND MIDWESTERN STATES.

            Our property and casualty insurance business is concentrated geographically. Approximately 40% of our net premiums written are for insurance policies written in New Jersey. Other East Coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several Midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Consequently, unusually severe storms or other natural or man-made disasters which destroy property in the states in which we write insurance could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in those states in which we write insurance. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in a greater number of markets.

WE FACE SIGNIFICANT COMPETITION FROM OTHER REGIONAL AND NATIONAL INSURANCE COMPANIES, AGENTS AND FROM SELF-INSURANCE.

            We compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and have greater financial, technical and operating resources. In addition, we face competition within each insurance agency which sells our insurance, because most of our agencies represent more than one insurance company.

            The property and casualty insurance industry is highly competitive on the basis of both price and service. If our competitors price their products more aggressively, our ability to grow our business may be adversely impacted. There are many companies competing for the same insurance customers in the geographic areas in which we operate. The Internet may also emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this new distribution channel and from new competitors.

            We also face competition because of entities which self-insure, primarily in the commercial insurance market. Many of our customers and potential customers are examining the benefits and risks of self-insuring as an alternative to traditional insurance.

WE FACE COMPETITION FROM NEW ENTRANTS INTO THE INSURANCE UNDERWRITING MARKET.

            Banks

            The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, permits banks to engage in non-banking, financial services businesses including the underwriting of insurance. As a result, we may face future competition from banks in the underwriting of insurance.

            Since this Act was passed, banks have begun acquiring insurance agencies, including agencies that we have appointed as our agents. Some banks could have business strategies for operating their insurance agencies that differ from strategies that we think are important for the distribution of our insurance products through our existing independent insurance agencies. If those banks were to acquire insurance agencies which are important to us, we might have to try to replace those insurance agencies. Also, as a result of the Act, banks will be able to write property and casualty insurance and could compete directly with us by selling insurance through their own insurance agencies.

            Professional Employer Organization and Payroll Processors

            Some professional employer organizations and payroll processors who compete with us in those businesses have also begun selling commercial insurance to their customers as agents for insurers with whom we compete. This competition could result in a loss of business for us.

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

            We are subject to extensive supervision and regulation in the states in which we transact business. The primary purpose of supervision and regulation is to protect the individual insurance policyholders and not shareholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can reduce or set rates at levels which we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers' compensation, health care or managed care, and to preferred provider organizations and professional employer organizations, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry.

            In addition, proposals intended to control the cost and availability of health care services have been debated in Congress and state legislatures. Although we do not write health insurance, rules and regulations affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability and other insurance which we do write. We cannot determine whether or in what form health care reform legislation may be adopted by Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations, or changing interpretations, at the federal or state level would have on us.

            Example of regulatory risks include:

            Automobile Insurance Regulation

            In March 1999, we began to implement a state-mandated 15% rate reduction for all personal automobile policies in New Jersey. As a result of this roll-back, our annual premiums in this line have been reduced. The effect of this rollback continued through 2001 decreasing premium collected and adversely impacting profitability. In addition, the New Jersey Urban Enterprise Zone (UEZ) Program requires New Jersey auto insurers, including us, to write involuntary urban auto insurance proportionate to our voluntary market share. This business is and will most likely continue to be unprofitable.

            South Carolina law established a joint underwriting association for automobile insurance. We are required to be a member along with other automobile insurers in South Carolina. As a member of this association, we have to write automobile insurance for some involuntary risks, and we share in the profit or loss of the association. On March 1, 2003, the association will be replaced by an assigned risk plan. This plan will assign risks which are unable to obtain coverage voluntarily to insurers based on their market share. We are unable at this time to assess the impact of these changes on our results of operations.

            Workers' Compensation Insurance Regulation

            Because we voluntarily write workers' compensation insurance, we are required by state law to write involuntary coverage. Insurance companies that underwrite voluntary workers' compensation insurance can either write involuntary coverage assigned by state regulatory authorities or participate in a sharing arrangement. We currently write involuntary coverage assigned to us directly from the State of New Jersey, and this business is unprofitable.

            Homeowners Insurance Regulation

            New Jersey regulations prohibit us from canceling or non-renewing homeowners insurance policies for any arbitrary, capricious or unfairly discriminatory reason or without adequate notice to the insured. We are subject to regulatory provisions that are designed to address problems in the homeowners property insurance marketplace. These provisions regulate matters relating to the availability and affordability of such insurance and take two forms: voluntary and involuntary. Involuntary provisions, such as the New Jersey Fair Access to Insurance Requirements (FAIR), generally result in assessments to us. The New Jersey FAIR writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey FAIR based on their share of the voluntary market. Similar involuntary plans exist in most other states where we operate.

A CHANGE IN OUR MARKET SHARE IN NEW JERSEY COULD ADVERSELY IMPACT THE RESULTS IN OUR PRIVATE PASSENGER AUTOMOBILE BUSINESS.

            New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market at the same premium rates that are applicable to policies which the insurers voluntarily write. The amount of involuntary insurance which an insurer must write in New Jersey depends on the insurer's market share in New Jersey - the greater the market share the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey is unprofitable.

            In 2001, insurance companies having an aggregate share of nearly 25% of the market for New Jersey private passenger automobile insurance publicly announced their intentions to either withdraw from New Jersey or to reduce their writing of private passenger automobile insurance in New Jersey. It is uncertain whether these insurance companies will actually follow through on their announced intentions. The impact of their actions, if any, are also uncertain. However, the withdrawal from New Jersey of insurance companies that write a significant amount of private passenger automobile insurance coverage or the reduction in their writing of that coverage could result in an increase in our market share in New Jersey if their insureds were to purchase private passenger automobile insurance from us.

            Our results of operations in this business could be materially adversely affected if we were required to write significantly more involuntary automobile insurance.

THE PROPERTY AND CASUALTY INSURANCE INDUSTRY IS CYCLICAL.

            Historically, the property and casualty insurance industry has been cyclical. For example, in 2000 and 2001, commercial pricing increased, but had decreased for several years preceding 2000. Furthermore, the industry's profitability is affected by unpredictable developments, including:

      -     natural and man-made disasters;
      - fluctuations in interest rates and other changes in the investment environment that affect returns on our investments;
      -     inflationary pressures that affect the size of losses; and
      -     judicial decisions that affect insurers' liabilities.

The demand for property and casualty insurance, particularly commercial lines, can also vary with the overall level of economic activity.

WE MAY BE RESTRICTED IN DECLARING DIVIDENDS AND DISTRIBUTIONS.

            As an insurance holding company, our principal assets consist of the capital stock of our insurance subsidiaries and our diversified insurance services subsidiaries. We rely on dividends from our insurance and diversified insurance services subsidiaries to meet our cash needs, including principal and interest payments on our debt and payments of dividends to stockholders. The insurance subsidiaries may declare and pay dividends to us only if they are permitted to do so under the insurance regulations of their respective domiciliary states. All of the states in which our insurance subsidiaries are domiciled regulate the payment of dividends.

            Some states, including New Jersey and South Carolina, require that we give notice to the relevant state insurance commissioner prior to our insurance subsidiaries declaring any dividends and distributions payable to us. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend if it determines that the insurer's surplus as regards policyholders is not reasonable in relation to the insurer's liabilities and adequate to its financial needs, or in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

OUR RESERVES MAY NOT BE ADEQUATE TO COVER ESTIMATED LOSSES AND EXPENSES.

            We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported claims for each accounting period. From time to time we have to increase reserves, and if our reserves are inadequate, we will be required to further increase reserves. An increase in reserves results in an increase in losses and a reduction in our net income and stockholders' equity for the period in which the deficiency in reserves is identified and could have a material adverse effect on our results of operations, liquidity and financial condition. Our reserve amounts are estimated based on what we expect the ultimate settlement and claim administration expenses to be. These estimates are based on facts and circumstances of which we are aware, predictions of future events, and trends in claims severity and frequency and other subjective factors. There is no method for precisely estimating our ultimate liability for settlements and claims.

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

            We cannot be certain that the reserves we establish will be adequate in the future.

OUR ABILITY TO REDUCE OUR EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

            We transfer our exposure to some risks to others through reinsurance arrangements with other insurance and reinsurance companies. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet those obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially affect our operations.

            Reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, we may incur significantly higher reinsurance costs and more restrictive terms and conditions. Also, there may be reduced availability of reinsurance for some types of commercial exposures. As our primary reinsurance renewals will not occur until July 2002, we cannot predict the actual availability and costs of reinsurance.

WE DEPEND ON OUR INVESTMENT INCOME FOR A SIGNIFICANT PORTION OF OUR REVENUES AND EARNINGS.

            We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates or decreased dividend payment rates would have an adverse effect on our results.

WE DEPEND ON OUR INDEPENDENT INSURANCE AGENTS.

            We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products, and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies and brokers. We must offer insurance products and services that meet the requirements of the clients and customers of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership or control of agencies, or expansion of agencies through acquisition could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting our business.

WE MAY BE ADVERSELY IMPACTED BY A CHANGE IN OUR RATING.

            Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold or sell our common stock.

            The principal agencies that cover the property and casualty industry are: A.M. Best Company (A.M. Best), Standard & Poor's Rating Services (S&P) and Moody's Investor Service (Moody's). We believe our ability to write business is most influenced by our rating from A.M Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings. A rating below "A" from A.M. Best, could materially adversely effect the business we write. We believe that ratings from S&P or Moody's, although important, have less of an impact on our business. We are currently rated "A" by S&P and "A2" by Moody's. An unfavorable change in either of these ratings could make it more expensive for us to access capital markets and would increase the interest rate charged to us under our current lines of credit. We cannot be sure that we will maintain our current A.M. Best, Moody's, or Standard and Poor's ratings.

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

            In addition, other factors may discourage, delay or prevent a change of control of Selective. These include, among others, provisions in our certificate of incorporation, as amended, relating to:

            - supermajority voting and fair price requirements with respect to our business combinations;
            -     staggered terms for our directors;
            - supermajority voting requirements to amend the foregoing provisions;
            -     our stockholder rights plan;
            - guaranteed payments which must be made to our officers upon a change of control;
            - and the ability of our board of directors to issue "blank check" preferred stock.

            The New Jersey Shareholders Protection Act provides, among other things, that a New Jersey corporation, such as Selective, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless that business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder. These provisions also could have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted.

WE DEPEND ON KEY PERSONNEL.

            The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, PEO, and corporate personnel. Competition to attract and retain key personnel is intense. While we have employment agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with our employees.

WE FACE RISKS FROM TECHNOLOGY-RELATED FAILURES.

            Increasingly, our businesses are dependent on computer and Internet-enabled technology. Our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability, could adversely impact our businesses.

WE FACE RISKS IN THE PROFESSIONAL EMPLOYMENT ORGANIZATION BUSINESS.

Regulatory

            The operations of Selective HR Solutions are affected by numerous Federal and state laws and regulations relating to employment matters, benefit plans and taxes. In performing services for its clients, Selective HR Solutions assumes some obligations of an employer under these laws and regulations. If these Federal or state laws are ultimately applied in a manner unfavorable to Selective HR Solutions, it could have a material adverse effect on our results of operations and financial condition.

Liability for Worksite Employee Payroll

            In providing its services, Selective HR Solutions assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of its clients' worksite employees. Clients are required to reimburse us for those costs. If clients failed to reimburse us, and if these liabilities were to be significant, it could have a material adverse effect on our results of operations or financial condition.

Liabilities for Client and Employee Actions

            Selective HR Solutions establishes, by contract, division of responsibility with the client for various personnel management matters, including compliance with and liability under various governmental regulations. Because of this relationship, however, Selective HR Solutions may be subject to liability for the clients' violations of laws and regulations. Although the agreements with clients generally obligate them to indemnify Selective HR Solutions for any liability attributable to the conduct of the clients, Selective HR Solutions may not be able to collect on the contractual indemnification claim. In addition, worksite employees may be deemed to be agents of Selective HR Solutions subjecting Selective HR Solutions to liability for the actions of those worksite employees which could have a material adverse effect on our results of operations or financial condition.

CLASS ACTION LITIGATION COULD AFFECT OUR BUSINESS PRACTICES AND FINANCIAL
RESULTS.

            The insurance industry has been the target of class action litigation in the following areas:

            -     after-market crash parts;
            -     urban homeowner underwriting practices;
            -     health maintenance organization practices;
            -     and personal injury protection payments.

It is possible that future class action litigation could adversely affect our insurance and diversified insurance services businesses.

UNIONIZATION OF MEDICAL PROVIDERS COULD IMPACT OUR OPERATIONS.

            Our subsidiary, Consumer Health Network (CHN), builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors. The lessors receive medical fee discounts from network providers in exchange for patient volume commitments. If medical providers (e.g., physicians) decided to unionize, that might impair CHN's ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers. These events would have an adverse impact not only on CHN, but also on Alta Services, our managed care subsidiary, which leases CHN networks, and Selective as a whole because we rely in part, on provider networks and discounts to manage our claim medical expenses.

ITEM 2. PROPERTIES.

            Information required under this item is incorporated herein by reference to the sections entitled "Subsidiaries", "Regional Offices", "Service Center Office", "Information Technology Office", "Subsidiary Offices" and "Properties" on page 53 of the 2001 Annual Report to Shareholders. Our facilities are substantially fully utilized and are adequate for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

      Information required under this item is incorporated herein by reference to Note 17 to the Consolidated Financial Statements beginning on page 48 of the 2001 Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required under this item regarding the principal market on which our common stock is traded and the number of holders thereof is incorporated herein by reference to the section entitled "Common Stock Information" on page 54 of the 2001 Annual Report to Shareholders.

Information required under this item regarding the price range of our common stock and frequency and amount of dividends is incorporated herein by reference to the section entitled "Quarterly Financial Information" on page 51; and the section entitled "Financial Condition, Liquidity and Capital Resources" beginning on page 26 up through the third full paragraph on page 28 of the 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

      Information required under this item is incorporated herein by reference to pages 20 and 21, including related notes on page 21 of our 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Information required under this item is incorporated herein by reference to the section entitled "Financial Review" on pages 22 through 29 inclusive, of the 2001 Annual Report to Shareholders.

      On March 22, 2002, Standard & Poor's (S&P) lowered its financial strength rating of us from "A+" stable outlook to "A" stable outlook. We believe that S&P's rating will not materially impact our business. This change may make it more expensive for us to access capital markets and will increase the interest rate charged to us under our current credit lines. We currently have no outstanding borrowings on these lines of credit, nor did we have any as of December 31, 2001 or 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required under this item is incorporated herein by reference to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 29 of the 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and supplementary data of the Company are incorporated herein by reference to pages 31 through 50, inclusive, of our 2001 Annual Report to Shareholders. An index to the consolidated financial statements is contained in item 14 (a)(1) of this Annual Report on Form 10-K, and the Quarterly financial Information is incorporated herein by reference to page 51 of the 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

      PART III

      The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 2001 Annual Meeting of Stockholders, which meeting includes the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Nominees" "Continuing Directors" and "Executive Officers of the Company" in the Proxy Statement, and (ii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

      Incorporated herein by reference to the sections entitled: (i) "Compensation of Directors," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and (ii) "Executive Compensation and Other Information" "Summary Compensation Table," "Footnotes to Summary Compensation Table," "Stock Options and Stock Appreciation Rights," "Options and SAR Exercises and Holdings," "Pension Plans" in the Proxy Statement.

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

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      (1) CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements of the Company with Independent Auditors' Report thereon listed below are incorporated herein by reference to pages 30 through 50, inclusive, of the 2001 Annual Report to Shareholders.

                                                                          2001
                                                                         Annual
                                                                         Report
                                                                          Page

Independent Auditors Report ............................................   30

Consolidated Balance Sheets at December 31, 2001 and 2000 ..............   31

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999 .....................................   32

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999 .........................   33

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999 .....................................   34

Notes to Consolidated Financial Statements .............................  35-50

      (2) FINANCIAL STATEMENT SCHEDULES:

      The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                       Form 10-K
                                                                         Page

Schedule I    Summary of Investments - Other than Investments in
              Related Parties at December 31, 2001....................... 29

Schedule II   Condensed Financial Information of Registrant at December
              31, 2001 and 2000, and for the years ended December 31,
              2001, 2000 and 1999........................................30-32

Schedule III  Supplementary Insurance Information for the year ended

Schedule III  December 31, 2001, 2000 and 1999...........................33-35

Schedule IV   Reinsurance for the year ended December 31, 2001, 2000
              and 1999................................................... 36

Schedule V    Allowance for Uncollectible Premiums and Other
              Receivables for the year ended December 31, 2001, 2000
              and 1999................................................... 37

Schedule VI   Supplemental Information for the year ended December 31,
              2001, 2000 and 1999........................................ 38

              Independent Auditors' Report............................Exhibit 23

      (3) EXHIBITS:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

      (B) REPORTS ON FORM 8-K.

      There were no reports on form 8-K filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy                     March 22, 2002
------------------------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                      March 22, 2002
------------------------------------------------------------
Dale A. Thatcher,
Senior Vice President of Finance, Chief Financial Officer and Treasurer

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy                     March 22, 2002
------------------------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Paul D. Bauer                         March 22, 2002
------------------------------------------------------------
Paul D. Bauer
Director

By: /s/ A. David Brown                        March 22, 2002
------------------------------------------------------------
David Brown
Director

By: /s/ William A. Dolan, II                  March 22, 2002
------------------------------------------------------------
William A. Dolan, II
Director

By: /s/ William C. Gray, D.V.M.               March 22, 2002
------------------------------------------------------------
William C. Gray, D.V.M.
Director

By: /s/ C. Edward Herder                      March 22, 2002
------------------------------------------------------------
C. Edward Herder
Director

By: /s/ William M. Kearns,Jr.                 March 22, 2002
------------------------------------------------------------
William M. Kearns, Jr.
Director

By: /s/ Joan M. Lamm-Tennant, Ph.D.           March 22, 2002
------------------------------------------------------------
Joan M. Lamm-Tennant, Ph.D.
Director

By: /s/ S. Griffin McClellan, III             March 22, 2002
------------------------------------------------------------
S. Griffin McClellan, III
Director

By: /s/ William M. Rue                        March 22, 2002
------------------------------------------------------------
William M. Rue
Director

By: /s/ Thomas D. Sayles, Jr.                 March 22, 2002
------------------------------------------------------------
Thomas D. Sayles, Jr.
Director

By: /s/ J. Brian Thebault                     March 22, 2002
------------------------------------------------------------
J. Brian Thebault
Director

                                                                      SCHEDULE I

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

================================================================================

Type of investment                                      AMORTIZED COST      FAIR        CARRYING
(in thousands)                                              OR COST         VALUE        AMOUNT
--------------------------------------------------------------------------------------------------
DEBT SECURITIES:

Held-to-maturity:
      U.S. government and government agencies            $      2,120         2,193         2,120
      Obligations of states and political
      subdivisions                                            164,029       170,772       164,029
      Mortgage-backed securities                                9,304         9,589         9,304
                                                         ------------  ------------  ------------
Total debt securities, held-to-maturity                       175,453       182,554       175,453

Available-for-sale:
      U.S. government and government agencies                 124,046       127,559       127,559
      Obligations of states and political
      subdivisions                                            489,241       505,623       505,623
      Corporate securities                                    576,626       586,887       586,887
      Asset-backed securities                                   6,827         6,534         6,534
      Mortgage-backed securities                              138,916       143,362       143,362
                                                         ------------  ------------  ------------
Total debt securities, available-for-sale                   1,335,656     1,369,965     1,369,965

EQUITY SECURITIES, AVAILABLE-FOR-SALE:

Common stocks:
      Public utilities                                          2,573         9,219         9,219
      Banks, trust and insurance companies                     22,929        35,102        35,102
      Industrial, miscellaneous and all other                  91,684       189,382       189,382
                                                         ------------  ------------  ------------
Total common stocks                                           117,186       233,703       233,703

Total equity securities, available-for-sale                   117,186       233,703       233,703
Short-term investments                                         19,155        19,155        19,155
Other investments                                              15,033        15,033        15,033
                                                         ------------  ------------  ------------
Total investments                                        $  1,656,975     1,820,410     1,813,309
                                                         ============  ============  ============

                                                                     SCHEDULE II

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                                 BALANCE SHEETS

================================================================================

                                                                      December 31,
(in thousands, except share amounts)                              2001           2000
-----------------------------------------------------------------------------------------
ASSETS

Equity securities, available-for-sale - at fair value
     (cost: $0 - 2001; $1,000 - 2000)                         $         --          1,000
Short-term investments                                              15,534         26,458
Cash                                                                   218          1,574
Investment in subsidiaries                                         734,683        724,301
Current federal income tax                                           2,359             --
Deferred federal income tax                                          3,581          5,056
Other assets                                                        13,573         14,239
                                                              ============   ============
Total assets                                                  $    769,948        772,628
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Convertible subordinated debentures                           $      3,790          3,848
Notes payable                                                      160,350        172,117
Current federal income tax                                              --             58
Other liabilities                                                   14,648         18,808
                                                              ------------   ------------
Total liabilities                                                  178,788        194,831
                                                              ------------   ------------

Stockholders' equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or
outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 39,588,746-2001; 38,783,742-2000                            79,177         77,568
Additional paid-in capital                                          77,126         63,074
Retained earnings                                                  536,188        525,669
Accumulated other comprehensive income                              98,037         99,325
Treasury stock - at cost (shares: 14,056,403-2001;
    13,577,266-2000;)                                             (192,284)      (181,552)
Deferred compensation expense and notes receivable
    from stock sales                                                (7,084)        (6,287)
                                                              ------------   ------------
Total stockholders' equity                                         591,160        577,797
                                                              ------------   ------------
Total liabilities and stockholders' equity                    $    769,948        772,628
                                                              ============   ============

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8 of the 2001 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                              STATEMENTS OF INCOME

================================================================================

(in thousands)                                                2001          2000          1999
-------------------------------------------------------------------------------------------------
REVENUES:
Dividends from subsidiaries                              $     29,229        38,519        47,242
Net investment income earned                                      240           312           603
Realized gains (losses)                                        (1,092)          227          (339)
Other income                                                      540           848            93
                                                         ------------  ------------  ------------
Total revenues                                                 28,917        39,906        47,599
                                                         ------------  ------------  ------------
EXPENSES:
Interest expense                                               15,287        13,745         9,460
Other expenses                                                  4,416         5,602         3,765
                                                         ------------  ------------  ------------
Total expenses                                                 19,703        19,347        13,225
                                                         ------------  ------------  ------------
Income before federal income tax and equity in
     undistributed income of subsidiaries                       9,214        20,559        34,374
                                                         ------------  ------------  ------------
FEDERAL INCOME TAX EXPENSE (BENEFIT):
Current                                                        (5,989)       (4,552)       (4,158)
Deferred                                                          576        (1,424)       (1,253)
                                                         ------------  ------------  ------------
Total federal income tax (benefit)                             (5,413)       (5,976)       (5,411)
                                                         ------------  ------------  ------------
Income before equity in undistributed income of
     subsidiaries, net of tax                                  14,627        26,535        39,785
Equity in undistributed income of subsidiaries, net
     of tax                                                    11,066            --        13,932
                                                         ------------  ------------  ------------
Net income                                               $     25,693        26,535        53,717
                                                         ============  ============  ============

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8 of the 2001 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                            STATEMENTS OF CASH FLOWS

================================================================================

(in thousands)                                                                    2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                   $     25,693         26,535         53,717
                                                                             ------------   ------------   ------------
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax                        (11,066)            --        (13,932)
Dividend in excess of subsidiaries' income                                             --         15,366             --
(Increase) in net federal income tax                                                 (940)        (1,646)        (4,676)
Net realized (gains) losses                                                         1,092           (227)           339
Other, net                                                                           (942)         9,812         10,451
                                                                             ------------   ------------   ------------
Net adjustments                                                                   (11,856)        23,305         (7,818)
                                                                             ------------   ------------   ------------
Net cash provided by operating activities                                          13,837         49,840         45,899
                                                                             ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchase of other investments                                                        (243)        (1,000)            --
Purchase of subsidiaries                                                              (97)        (5,999)       (30,152)
Sale of equity securities, available-for-sale                                          95          2,201         24,879
                                                                             ------------   ------------   ------------
Net cash used in investing activities                                                (245)        (4,798)        (5,273)
                                                                             ------------   ------------   ------------
FINANCING ACTIVITIES:
Proceeds from notes payable                                                            --         88,440             --
Principal payment on note payable                                                 (11,767)        (7,143)        (7,143)
Proceeds from short-term debt                                                          --         40,200        111,840
Paydown of short-term debt                                                             --        (91,502)       (88,825)
Dividends to stockholders                                                         (15,174)       (15,343)       (16,358)
Acquisition of treasury stock                                                     (10,732)       (37,677)       (45,885)
Increase from issuance of common stock                                             15,604          8,962          9,066
Increase in deferred compensation expense and notes receivable from
      stock sale                                                                   (3,803)        (3,018)        (3,366)
                                                                             ------------   ------------   ------------
Net cash used in financing activities                                             (25,872)       (17,081)       (40,671)
                                                                             ------------   ------------   ------------
Net increase (decrease) in cash and short-term investments                        (12,280)        27,961            (45)
Cash and short-term investments at beginning of year                               28,032             71            116
                                                                             ============   ============   ============
Cash and short-term investments at end of year                               $     15,752         28,032             71
                                                                             ============   ============   ============

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8 of the 2001 Report on Form 10-K.

                                                                    SCHEDULE III

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2001

================================================================================

                                                                                       Amortization
                                                                                            of
                           Deferred    Reserve for                            Losses     deferred
                            policy     losses and                  Net       and loss     policy        Other       Net
                          acquisition     loss       Unearned    premiums    expenses   acquisition   operating    premiums
(in thousands)              costs       expenses     premiums     earned     incurred     costs        expenses    written
---------------------------------------------------------------------------------------------------------------------------
Commercial                 $103,064       902,308     341,765     678,321     480,993     201,380       28,849      723,842

Personal                     28,587       229,519     104,016     204,727     174,891      55,860        1,713      201,578

Reinsurance
recoverable on
unpaid loss and
loss expenses                    --       184,486          --          --          --          --           --           --

Prepaid reinsurance
premiums                         --            --      39,932          --          --          --           --           --

Interest and
general corporate
expenses                         --            --          --          --          --          --       18,820           --
                           ------------------------------------------------------------------------------------------------

Total                      $131,651     1,316,313     485,713     883,048     655,884     257,240       49,382      925,420
                           ================================================================================================

NOTE: A meaningful allocation of net investment income of $96,767 and net realized gain on investments of $6,816 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

  (1) Other operating expenses includes $868 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8 of the 2001 Report on Form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2000

================================================================================

                                                                                       Amortization
                                                                                            of
                           Deferred    Reserve for                            Losses     deferred
                            policy     losses and                  Net       and loss     policy        Other       Net
                          acquisition     loss       Unearned    premiums    expenses   acquisition   operating    premiums
(in thousands)              costs       expenses     premiums     earned     incurred     costs        expenses    written
---------------------------------------------------------------------------------------------------------------------------
Commercial                  $91,175       861,643     296,240     611,865     443,933    181,285       31,833       638,991

Personal                     27,238       250,144     107,169     209,400     170,133     54,158        5,045       204,613

Reinsurance
recoverable on
unpaid loss and
loss expenses                    --       160,869          --          --          --         --           --            --

Prepaid reinsurance
premiums                         --            --      33,097          --          --         --           --            --

Interest and
general corporate
expenses                         --            --          --          --          --         --       19,247            --
                           ------------------------------------------------------------------------------------------------
Total                      $118,413     1,272,656     436,506     821,265     614,066    235,443       56,125       843,604
                           ================================================================================================

NOTE: A meaningful allocation of net investment income of $99,495 and net realized gain on investments of $4,191 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

  (1) Other operating expenses includes $3,111 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8 of the 2000 Report on Form 10-K.

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 1999

================================================================================

                                                 Amortization
                                                      of          Other
                                        Losses     deferred      operating
                            Net        and loss     policy        expenses       Net
                         premiums      expenses   acquisition    (income)      premiums
(in thousands)            earned       incurred     costs          (1)          written
---------------------------------------------------------------------------------------
Commercial             $   570,650      416,559      171,771       29,945       587,521

Personal                   228,415      175,656       60,154         (873)      224,156

Reinsurance
recoverable on
unpaid loss and
loss expenses                   --           --           --           --            --

Prepaid reinsurance
premiums                        --           --           --           --            --

Interest and
general corporate
expenses                        --           --           --       13,130            --
                       -----------      -------      -------       ------       -------
Total                  $   799,065      592,215      231,925       42,202       811,677
                       ===========      =======      =======       ======       =======

NOTE: A meaningful allocation of net investment income of $96,531 and net realized loss on investments of $29,377 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment. Certain reclassifications have been made to conform with 2000 presentation.

  (1) Other operating expenses includes $429 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8 of the 1999 Report on Form 10-K.

                                                                     SCHEDULE IV

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                           % Of
                                                 Assumed       Ceded                      Amount
                                     Direct     From Other    to Other        Net        Assumed
(in thousands)                       Amount     Companies     Companies      Amount       To Net
-------------------------------------------------------------------------------------------------
2001
Premiums earned:
Accident and health insurance      $      198           --           --          198           --
Property and liability insurance      964,564       20,555      102,269      882,850          2.3%
                                   ----------   ----------   ----------   ----------   ----------
Total premiums earned              $  964,762       20,555      102,269      883,048          2.3%
                                   ==========   ==========   ==========   ==========   ==========

2000
Premiums earned:
Accident and health insurance      $      365           --           --          365           --
Property and liability insurance      900,824       14,529       94,453      820,900          1.8%
                                   ----------   ----------   ----------   ----------   ----------
Total premiums earned              $  901,189       14,529       94,453      821,265          1.8%
                                   ==========   ==========   ==========   ==========   ==========

1999
Premiums earned:
Accident and health insurance      $      258           --           --          258           --
Property and liability insurance      856,041       20,943       78,177      798,807          2.6%
                                   ----------   ----------   ----------   ----------   ----------
Total premiums earned              $  856,299       20,943       78,177      799,065          2.6%
                                   ==========   ==========   ==========   ==========   ==========

                                                                      SCHEDULE V

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
           ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

(in thousands)                               2001           2000           1999
--------------------------------------------------------------------------------
Balance, January 1                        $ 6,071          3,649          2,740

Additions                                   3,873          6,713          2,476

Deletions                                  (5,645)        (4,291)        (1,567)
                                          -------         ------         ------

Balance, December 31                      $ 4,299          6,071          3,649
                                          =======         ======         ======

                                                                     SCHEDULE VI

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

                                              Losses and loss
                                                 expenses
                                            incurred related to
                                            --------------------
Affiliation with Registrant                   (1)           (2)      Paid losses
                                            Current        Prior      and loss
(in thousands)                               year          years      expenses
--------------------------------------------------------------------------------
Consolidated Property/Casualty
Subsidiaries:

    Year ended December 31, 2001            $642,173       13,711      635,844
                                            --------       ------      -------
    Year ended December 31, 2000            $615,095       (1,029)     584,043
                                            --------       ------      -------
    Year ended December 31, 1999            $600,793       (8,578)     563,272
                                            --------       ------      -------

NOTE: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves. Certain prior year amounts have been restated to conform to 2001 presentation.

    EXHIBIT INDEX

*     Exhibits included within this 10K filing

Exhibit
Number
-------
3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended, (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

*3.2 The Company's By-Laws, adopted on August 26, 1977, as amended, filed herewith.

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

10.11a1 Amendment Number 2, dated September 1, 1996, to the Employment Agreement in Exhibit 10.11a above (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-8641).

10.11a2 Amendment Number 3, dated September 1, 1999 to the employment agreement with Thornton R. Land in Exhibit 10.11a above (incorporated herein by reference to the company's Annual Report on Form 10K for the year ended December 31, 1999, file No. 0-8641).

10.11a3 Amendment Number 4, dated August 1, 2001 to the employment agreement with Thornton R. Land in Exhibit 10.11a above (incorporated herein by to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file No. 0-8641).

10.11b Form of Termination Agreement, between the Company and Mr. Land, as amended (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.11b1 Amendment Number 1, dated December 16, 1998, to the Form of Termination Agreement between Mr. Land and the Company in Exhibit 10.11b above (incorporated herein by reference to Exhibit 10.16s to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11c Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.11c1 Amendment Number 1, dated May 1, 1998, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.11c2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11c3 Amendment Number 3, dated August 1, 2001, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.11d Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.11d1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Gregory
            E. Murphy in Exhibit 10.11d above (incorporated herein by reference to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11e Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated herein by reference to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.11e1 Amendment Number 1, dated October 31, 1998, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above (incorporated herein by reference to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11e2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above incorporated herein by reference to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11e3 Amendment Number 3, dated October 31,2001, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above incorporated herein by reference to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.11f Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree (incorporated herein by reference to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.11f1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Jamie Ochiltree in Exhibit 10.11f above. (incorporated herein by reference to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11g Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

10.11g1 Amendment Number 1, dated May 5, 2000, to the Employment Agreement with James W. Coleman, Jr. in Exhibit 10.11g above (incorporated herein by reference to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11h Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, File No. 0-8641).

10.11h1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and James
            W. Coleman, Jr. in Exhibit 10.11h above (incorporated herein by reference to Exhibit 10.16w to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.11i Termination Agreement, dated September 27, 1999, between Selective Insurance Company of America and Ronald J. Zaleski, (incorporated herein by reference to Exhibit 10.16z to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.11j Termination Agreement, dated March 1, 2000, between Selective Insurance Company of America and Eduard Pulkstenis (incorporated herein by reference to Exhibit 10.16ab to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-8641).

10.11k Employment Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16f to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11l Termination Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated herein by reference to Exhibit 10.16g to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.11m Employment Agreement with Richard F. Connell, dated August 8, 2000 (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.11n Termination Agreement with Richard F. Connell, dated August 8, 2000 (incorporated herein by reference to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.11o Termination agreement with Sharon R. Cooper, dated May 3, 2001 (incorporated herein by reference to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-8641).

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

10.14a1 Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641)..

10.14a2 Amendment, dated June 30, 2000, to the Promissory Note of $40,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.14a3 Amendment, dated June 29,2001, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in
            Exhibit 10.14 above, (incorporated herein by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.15 Commercial Loan Note of $10,000,000 Line of Credit with First Union National Bank as of October 22, 1999, (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

*11         Computation of earnings per share, filed herewith.

*13 Portions (pages 19 - 54) of the Company's 2001 Annual Report to Shareholders incorporated by reference into this Form 10-K, filed herewith.

*21         Subsidiaries of Selective Insurance Group, Inc., filed herewith.

*23         Consent and Opinion of Independent Auditors, filed herewith.