Form 10-Q
period 2002-03-31
SELECTIVE INSURANCE GROUP INC
filed 2002-05-14
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...March 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ---------------------      ----------------

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                        22-2168890
     -----------------                                -------------------
State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                        Identification No.)


     40 Wantage Avenue
  Branchville, New Jersey                                  07890
     -----------------                                -------------------
   (Address of principal                                 (Zip Code)
    executive offices)

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

Common stock, par value $2 per share, outstanding as of April 30, 2002:
25,841,925

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets


                                                                                         Unaudited
                                                                                          March 31,             December 31,
(in thousands, except share amounts)                                                         2002                  2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $164,883 - 2002; $182,554 - 2001)                                     $   159,202              175,453
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,380,516 - 2002; $1,335,656 - 2001)                               1,399,578            1,369,965
Equity securities, available-for-sale - at fair value
     (cost of:  $112,491 - 2002; $117,186 - 2001)                                            234,991              233,703
Short-term investments - (at cost which approximates fair value)                              14,291               19,155
Other investments                                                                             15,578               15,033
                                                                                         -----------            ---------
Total investments                                                                          1,823,640            1,813,309


Cash                                                                                           9,515                7,295
Interest and dividends due or accrued                                                         20,986               23,073
Premiums receivables                                                                         366,917              320,741
Other trade receivables                                                                       30,020               29,491
Reinsurance recoverable on paid losses and loss expenses                                      10,518               14,405
Reinsurance recoverable on unpaid losses and loss expenses                                   166,303              166,511
Prepaid reinsurance premiums                                                                  40,828               39,932
Current federal income tax                                                                       578                5,945
Deferred federal income tax                                                                   16,765                9,416
Real estate, furniture, equipment, and software development, net of accumulated
depreciation and amortization                                                                 56,988               55,363
Deferred policy acquisition costs                                                            143,378              131,651
Goodwill                                                                                      46,495               46,495
Other assets                                                                                 108,714               20,717
                                                                                         -----------            ---------
     Total assets                                                                        $ 2,841,645            2,684,344
                                                                                         ===========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                       $ 1,164,950            1,133,673
Reserve for loss expenses                                                                    166,682              164,665
Unearned premiums                                                                            533,759              485,713
Convertible subordinated debentures                                                            3,761                3,790
Notes payable                                                                                152,643              152,643
Other liabilities                                                                            226,038              152,700
                                                                                         -----------            ---------
     Total liabilities                                                                     2,247,833            2,093,184
                                                                                         -----------            ---------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 39,915,703 - 2002; 39,588,746 - 2001                                             79,831               79,177
Additional paid-in capital                                                                    83,989               77,126
Retained earnings                                                                            542,641              536,188
Accumulated other comprehensive income                                                        92,016               98,037
Treasury stock - at cost (shares: 14,128,378 - 2002; 14,056,403 - 2001)                     (193,793)            (192,284)
Deferred compensation expense and notes receivable from stock sales                          (10,872)              (7,084)
                                                                                         -----------            ---------
     Total stockholders' equity                                                              593,812              591,160
                                                                                         -----------            ---------
     Total liabilities and stockholders' equity                                          $ 2,841,645            2,684,344
                                                                                         ===========            =========


See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                               Unaudited
                                                                              Quarter ended
                                                                                 March 31,
(in thousands, except per share amounts)                                 2002               2001
-------------------------------------------------------------------------------------------------
Revenues:

Net premiums written                                                  $ 281,445            239,916
Net increase in unearned premiums and prepaid
    reinsurance premiums                                                (47,150)           (26,899)
                                                                      ---------           --------
Net premiums earned                                                     234,295            213,017
Net investment income earned                                             24,504             23,808
Net realized gains                                                          109                840
Diversified insurance services revenue                                   18,833             17,032
Other income                                                                799                772
                                                                      ---------           --------
   Total revenues                                                       278,540            255,469
                                                                      ---------           --------
Expenses:
Losses incurred                                                         146,505            137,624
Loss expenses incurred                                                   24,372             19,334
Policy acquisition costs                                                 70,694             65,366
Dividends to policyholders                                                1,921              1,755
Interest expense                                                          3,505              3,647
Diversified insurance services expenses                                  17,439             15,401
Other expenses                                                            2,426              2,820
                                                                      ---------           --------
   Total expenses                                                       266,862            245,947
                                                                      ---------           --------

Income from continuing operations, before federal income tax             11,678              9,522
                                                                      ---------           --------

Federal income tax expense (benefit):
Current                                                                   5,489              1,182
Deferred                                                                 (4,110)               (12)
                                                                      ---------           --------
   Total federal income tax expense                                       1,379              1,170
                                                                      ---------           --------
Income/(loss) from discontinued operations, net of tax                        2                (53)
                                                                      ---------           --------

Net income                                                            $  10,301              8,299
                                                                      =========           ========
Earnings per share:
   Basic net income from continuing operations                        $    0.41               0.34
   Basic net income/(loss) from discontinued operations                      --                 --
                                                                      ---------           --------
   Basic net income                                                        0.41               0.34

   Diluted  net income from continuing operations                     $    0.39               0.32
   Diluted net income/(loss) from discontinued operations                    --                 --
                                                                      ---------           --------
   Diluted net income                                                      0.39               0.32

Dividends to stockholders                                             $    0.15               0.15


See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                                       Unaudited
                                                                                       March 31,
(in thousands, except per share amounts)                                 2002                           2001
----------------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                                  $  79,177                         77,568
   Dividend reinvestment plan
     (shares:  12,687-2002; 13,456-2001)                                     25                             26
   Convertible subordinated debentures
     (shares:  4,095-2002; 423-2001)                                          8                              1
   Stock purchase and compensation plans
     (shares: 310,175-2002; 276,078-2001)                                   621                            552
                                                                      ---------                       --------
   End of period                                                         79,831                         78,147
                                                                      ---------                       --------

Additional paid-in capital:
   Beginning of year                                                     77,126                         63,074
   Dividend reinvestment plan                                               265                            263
   Convertible subordinated debentures                                       21                              2
   Stock purchase and compensation plans                                  6,577                          5,140
                                                                      ---------                       --------
   End of period                                                         83,989                         68,479
                                                                      ---------                       --------

Retained earnings:
   Beginning of year                                                    536,188                        525,669
   Net income                                                            10,301         10,301           8,299         8,299
   Cash dividends to stockholders ($0.15 per share)                      (3,848)                        (3,790)
                                                                      ---------                       --------
   End of period                                                        542,641                        530,178
                                                                      ---------                       --------

Accumulated other comprehensive income:
   Beginning of year                                                     98,037                         99,325
   Other comprehensive loss (decrease) in net
     unrealized gains, on available-for-sale securities, net of
     deferred income tax effect                                          (6,021)        (6,021)         (2,066)       (2,066)
                                                                      ---------        -------        --------        ------
   End of period                                                         92,016                         97,259
                                                                      ---------                       --------
               Comprehensive income                                                      4,280                         6,233
                                                                                       =======                      ========

Treasury stock:
   Beginning of year                                                   (192,284)                      (181,552)
   Acquisition of treasury stock
     (shares: 71,975-2002; 325,859-2001)                                 (1,509)                        (7,233)
                                                                      ---------                       --------
   End of period                                                       (193,793)                      (188,785)
                                                                      ---------                       --------

Deferred compensation expense and notes receivable from stock sales:
   Beginning of year                                                     (7,084)                        (6,287)
   Deferred compensation expense                                         (5,175)                        (4,492)
   Amortization of deferred compensation expense and
     amounts received on notes                                            1,387                            649
                                                                      ---------                       --------
   End of period                                                        (10,872)                       (10,130)
                                                                      ---------                       --------

Total stockholders' equity                                            $ 593,812                        575,148
                                                                      =========                       ========


See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                Unaudited
(in thousands)                                                                           Quarter ended March 31,
                                                                                           2002            2001
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $  10,301           8,299
                                                                                        ---------        --------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                            33,502           1,283
Net increase in unearned premiums and prepaid reinsurance premiums                         47,150          26,899
Decrease in net federal income tax  recoverable                                             1,260           1,226
Depreciation and amortization                                                               3,621           3,509
Increase in premiums receivables                                                          (46,176)        (24,139)
Increase in other trade receivables                                                          (529)         (1,642)
Increase in deferred policy acquisition costs                                             (11,727)         (7,096)
Decrease in interest and dividends due or accrued                                           2,087           2,060
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses             3,887          (2,894)
Net realized (gains)                                                                         (109)           (840)
Other- net                                                                                 (5,260)         (5,764)
                                                                                        ---------        --------
Net adjustments                                                                            27,706          (7,398)
                                                                                        ---------        --------
Net cash provided by operating activities                                                  38,007             901
                                                                                        ---------        --------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                          (171,454)       (111,452)
Purchase of equity securities, available-for-sale                                            (238)         (4,329)
Purchase of other investments                                                                (548)            (31)
Purchase of subsidiaries, (net of cash acquired of $48)                                    (2,624)            (97)
Sale of debt securities, available-for-sale                                               105,729          11,200
Redemption and maturities of debt securities, held-to-maturity                             16,333          20,810
Redemption and maturities of debt securities, available-for-sale                           17,335          31,534
Sale of equity securities, available-for-sale                                               8,662           2,936
Proceeds from other investments                                                                 3               2
(Decrease) increase in net payable for security transactions                               (6,862)         11,593
Net additions to real estate, furniture, equipment and software development                (4,050)         (1,371)
                                                                                        ---------        --------
Net cash used in investing activities                                                     (37,714)        (39,205)
                                                                                        ---------        --------

FINANCING ACTIVITIES
Dividends to stockholders                                                                  (3,848)         (3,790)
Acquisition of treasury stock                                                              (1,509)         (7,233)
Net proceeds from dividend reinvestment plan                                                  290             289
Net proceeds from stock purchase and compensation plans                                     7,198           5,692
Increase in deferred compensation expense and amounts received on notes
     receivable from stock sales                                                           (5,068)         (4,459)
                                                                                        ---------        --------
Net cash used in financing activities                                                      (2,937)         (9,501)
                                                                                        ---------        --------

Net decrease in short-term investments and cash                                            (2,644)        (47,805)
Short-term investments and cash at beginning of year                                       26,450         104,667
                                                                                        ---------        --------
Short-term investments and cash at end of period                                        $  23,806          56,862
                                                                                        =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                                $   2,534           2,536
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                              29               3


See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.    RECLASSIFICATIONS

      Certain amounts in our prior year consolidated financial statements have been reclassified to conform with the 2002 presentation. Such reclassification had no effect on our net income or stockholders' equity.

3.    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

      As of January 1, 2002 we adopted Financial Accounting Standards Board
      (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. The statement is applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. No such impairments were recorded during the three months ended March 31, 2002 (First Quarter 2002). Goodwill amortization expense, after-tax, which is included in other expenses on the income statement and the Diversified Insurance Services segment, was $0.8 million for the three months ended March 31, 2001 (First Quarter
      2001).

4.    PENDING ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. We do not anticipate the adoption of this statement to have a material effect on the Company's results of operations or financial condition.

5.    DISCONTINUED OPERATIONS

      In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA). Upon sale, we expect to realize a profit, especially as PDA will now be able to more freely market its insurance products outside the Selective umbrella. At March 31, 2002, PDA's assets were $16 million and liabilities were $11 million. We have restated our March 31, 2001 interim consolidated financial statements to present the operating results of PDA as a discontinued operation. Operating results from discontinued operations are as follows:

                                                     UNAUDITED,
                                              QUARTER ENDED MARCH 31,
                  ---------------------------------------------------
                  (in thousands)                 2002         2001
                  Net revenue                   $4,456        4,691

                  Pre-tax income (loss)              7          (67)

                  After-tax income (loss)       $    2          (53)

6.    SEGMENT INFORMATION

      The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments:
      Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood and professional employer organization). Insurance Operations is evaluated based on its underwriting results prepared in accordance with accounting principles generally accepted in the United States of America
      (GAAP); Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. Our Diversified Insurance Services segment consists of managed care, professional employer organization (PEO) and flood operations. The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations. The prior year has been restated to exclude software development and program administration, which are accounted for as discontinued operations. See Note 5 of this report on Form 10-Q for further discussion of discontinued operations.

      The Parent and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $15 million for the First Quarter 2002, compared to $4 million for the same period last year. These transactions were eliminated in all consolidated statements.

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

      The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income for the individual segments:

                                                                   UNAUDITED,
            REVENUE BY SEGMENT                              QUARTER ENDED MARCH 31,
            (in thousands)                                     2002          2001
            ------------------------------------------------------------------------
            INSURANCE OPERATIONS:

            Commercial lines net premiums earned             $185,038       162,671
            Personal lines net premiums earned                 49,257        50,346
                                                             --------       -------
            Total insurance operations revenues               234,295       213,017

            INVESTMENTS:
            Net investment income                              24,504        23,808
            Net realized gains on investments                     109           840
                                                             --------       -------
            Total investment revenues                          24,613        24,648


            DIVERSIFIED INSURANCE SERVICES:

            Managed Care                                        5,316         4,613

            Flood                                               3,961         3,089

            Professional Employer Organization                  9,104         8,939

            Other                                                 452           391

            Total Diversified Insurance Services
            revenues                                           18,833        17,032
                                                             --------       -------

             Other income                                         799           772
                                                             --------       -------

             TOTAL REVENUES                                  $278,540       255,469
                                                             ========       =======


                                                                       UNAUDITED,
             INCOME (LOSS) BEFORE FEDERAL INCOME TAX            QUARTER ENDED MARCH 31,
             BY SEGMENT
            (in thousands)                                       2002           2001
            ----------------------------------------------------------------------------
            INSURANCE OPERATIONS:
            Commercial lines underwriting                      $ (3,865)        (8,288)
            Personal lines underwriting                          (5,177)        (3,983)
                                                               --------        -------
            Underwriting loss, before federal income tax         (9,042)       (12,271)

            INVESTMENTS:
            Net investment income                                24,504         23,808
            Net realized gains on investments                       109            840
                                                               --------        -------
            Total investment income, before federal
            income tax                                           24,613         24,648

            DIVERSIFIED INSURANCE SERVICES:
            Managed Care                                            816          1,050
            Flood                                                   650            351
            Professional Employer Organization                     (225)           119
            Other                                                   153            111
                                                               --------        -------
            Total Diversified Insurance Services,
            before federal income tax                             1,394          1,631
            TOTAL ALL SEGMENTS:                                  16,965         14,008
                                                               --------        -------
            Interest expense                                     (3,505)        (3,647)
            General corporate expenses                           (1,782)          (839)
                                                               --------        -------
            INCOME FROM CONTINUING OPERATIONS, BEFORE
            FEDERAL INCOME TAX                                 $ 11,678          9,522
                                                               ========        =======

  7.  REINSURANCE

      The following is a table of assumed and ceded amounts by income statement caption:

                                                 Unaudited,
                                          Quarter ended March 31,
            (in thousands)                  2002           2001
            -------------------------------------------------------
            Premiums written:
            Assumed                       $  5,656          5,160
            Ceded                          (30,844)       (24,812)

            Premiums earned:
            Assumed                          4,664          3,497
            Ceded                          (29,948)       (25,094)

            Losses incurred:
            Assumed(1)                       3,275          5,746
            Ceded(1)                       (13,002)       (23,986)

            Loss expenses incurred:
            Assumed                            255            180
            Ceded                             (521)          (344)

      (1) Ceded losses decreased compared to the prior year due to a large commercial property fire loss in First Quarter 2001.



Forward Looking Statements

      Some of the statements in this report, including information included or incorporated by reference, are not historical facts and therefore may be considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such terms as "believes", "expects", "may", "will", "should", "anticipates", "benefits", the negatives thereof, and other similar words, and, among other things describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include but are not limited to:


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

RESULTS OF OPERATIONS

The following discussion is a comparison of the period ended March 31, 2002 (First Quarter 2002) to the period ended March 31, 2001 (First Quarter 2001).

Net income for First Quarter 2002 was $10.3 million, or $0.39 per diluted share, compared to $8.3 million, or $0.32 per diluted share, for First Quarter 2001. Operating income from continuing operations was $10.2 million, or $0.39 per diluted share, for First Quarter 2002 compared to $7.8 million, or $0.30 per diluted share, for First Quarter 2001. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors, but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).


OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood and professional employer organization). Insurance Operations is evaluated based on its GAAP underwriting results; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 35 through 37 of our 2001 Annual Report to Shareholders (incorporated herein by reference to Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2001) and the discussion on page 15 of this report on Form 10-Q. See Note 6 to the March 31, 2002 unaudited interim consolidated financial statements on pages 7 and 8 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.


Insurance Operations Segment


                                                            Unaudited,
            ALL LINES                                  Quarter ended March 31,
            (in thousands)                              2002            2001
            -------------------------------------------------------------------
            GAAP INSURANCE OPERATIONS RESULTS
            Net premiums written                     $ 281,445         239,916
                                                     =========         =======
            Net premiums earned                        234,295         213,017
            Losses and loss expenses incurred          170,877         156,958
            Net underwriting expenses incurred          70,539          66,575
            Dividends to policyholders                   1,921           1,755
                                                     ---------         -------
            Underwriting  loss                       $  (9,042)        (12,271)
                                                     ---------         -------
            GAAP RATIOS:
            Loss and loss expense ratio                   72.9%           73.7
            Underwriting expense ratio                    30.2%           31.3
            Dividends to policyholders ratio               0.8%            0.8
                                                     ---------         -------
            Combined ratio                               103.9           105.8
                                                     =========         =======


Net premiums written for First Quarter 2002 increased approximately $42 million, or 17% to $281 million, including $72 million in net new business, when compared to $52 million for the same period one year ago. Net premiums written for commercial lines increased 22% compared to First Quarter 2001, driven by renewal premium increases that averaged 18% (including estimated exposure growth of five points) during First Quarter 2002. Personal lines net premiums written were down about 2%. As of the end of the First Quarter 2002, commercial lines net premiums written represented approximately 82% of our total insurance underwriting business. This mix reflects our ongoing strategy to focus on commercial lines as our core operation, while establishing a smaller, but profitable personal lines segment.

Our overall combined ratio decreased 1.9 points to 103.9%, for First Quarter 2002 from the First Quarter 2001 primarily as a result of a 3.0 point improvement in our commercial lines combined ratio, partially offset by a 2.6 point increase in our personal lines combined ratio. Increased profitability was driven by commercial lines price increases and substantially improved property results. In addition to improving loss ratios, the ratio of underwriting expense to net premiums earned decreased to 30.2% for First Quarter 2002 compared to 31.3% for the same period one year ago. The reduction was primarily due to decreased commission rates during First Quarter 2001 in our workers' compensation and commercial automobile lines of business. On a statutory basis, the reduction amounted to $4.7 million in 2001. For GAAP, because of the deferral and amortization of acquisition costs such as commissions, its effect was amortized over 2001 into 2002. The resulting amount in the First Quarter 2002 was approximately $1.0 million. As a result of our strategic initiatives discussed below, our productivity measure of net premiums written per insurance employee now stands at $553,000 for the fiscal year ended March 31, 2002, up 14% over the same period last year.

A key part of our strategy to increase productivity is the elimination of frictional costs that exist in the traditional company - independent agent distribution model. Last year we began an initiative that allows our agents to directly input business from their offices - through both our One & Done small business processing system and our existing commercial lines automated system. Agency entered business represented 57% of our new commercial lines business for First Quarter 2002. An important component of this strategy going forward is Web enabling our commercial lines system, which will make it even easier for our agents to do business with us by enabling them to "self-service" a significant portion of our commercial business, including endorsements, renewals and new business. Our technology initiatives are not only designed to make it easy to do business with us, but to drive frictional costs out of the process pushing productivity higher.

                  Commercial Lines Underwriting

                                                             Unaudited,
            COMMERCIAL LINES                           Quarter ended March 31,
            (in thousands)                              2002             2001
            --------------------------------------------------------------------
            GAAP INSURANCE OPERATION RESULTS
            Net premiums written                     $ 231,914          189,559
                                                     =========          =======
            Net premiums earned                        185,038          162,671
            Losses and loss expenses incurred          131,697          117,794
            Net underwriting expenses incurred          55,285           51,410
            Dividends to policyholders                   1,921            1,755
                                                     ---------          -------
            Underwriting loss                        $  (3,865)          (8,288)
                                                     ---------          -------
            GAAP RATIOS:
            Loss and loss expense ratio                   71.2%            72.4
            Underwriting expense ratio                    29.9%            31.6
            Dividends to policyholders ratio               1.0%             1.1
                                                     ---------          -------
            Combined ratio                               102.1%           105.1
                                                     =========          =======

Commercial Lines Underwriting accounted for approximately 82% of net premiums written during First Quarter 2002. Net premiums written increased $42 million, or 22%, to $232 million for First Quarter 2002 compared to $190 million for the same period in 2001. Net premiums written included approximately $67 million in net new business for First Quarter 2002, compared to $44 million for the same period one year ago. Growth in all regions was driven by an 18% average increase in renewal premiums (including estimated exposure growth of five points) for First Quarter 2002. This increase was in addition to a 16% average increase in renewal premiums in the First Quarter 2001.

For First Quarter 2002, the Commercial Lines combined ratio decreased 3.0 points to 102.1% when compared to the same period one year ago. The lower combined ratio reflected: (i) increased commercial lines pricing, as the higher rates are earned over the term of the policies; (ii) the positive effects of specific underwriting initiatives targeted to enhance under-performing classes of business; specifically our property lines; and (iii) automation, service and expense control strategies to eliminate processing duplication and reduce overhead expense.

A challenge this quarter was our bond operation where the combined ratio for the quarter was 136.1%, compared to 97.8% for the same period last year. This reflects a large loss, as well as dramatically increased reinsurance costs. In response to significant reinsurance challenges facing the bond market, we have implemented price increases averaging 18%, and reduced commissions by five points.

Our newest territory, the Mid-America Region, generated an overall combined ratio for First Quarter 2002 of 108.9% compared to 129.7% for the same period last year. The improvement was led by commercial price increases averaging 20% last year, and 22% through March 2002. As a result of higher prices coupled with re-underwriting efforts and the new management team that is now in place, this region is trending correctly and in-line with our expectations.

In April 2002 a weather system moved through the Midwest, Pennsylvania and Maryland. We currently estimate losses between $4 to $5 million as a result of this storm. These losses will be reflected in our second quarter results.

                      Personal Lines Underwriting

                                                            Unaudited,
            PERSONAL LINES                            Quarter ended March 31,
            (in thousands)                             2002            2001
            ------------------------------------------------------------------
            GAAP INSURANCE OPERATION RESULTS
            Net premiums written                     $ 49,531          50,357
                                                     ========         =======
            Net premiums earned                        49,257          50,346
            Losses and loss expenses incurred          39,180          39,164
            Net underwriting expenses incurred         15,254          15,165
                                                     --------         -------
            Underwriting loss                        $ (5,177)         (3,983)
                                                     --------         -------
            GAAP RATIOS:
            Loss and loss expense ratio                  79.5%           77.8
            Underwriting expense ratio                   31.0%           30.1
                                                     --------         -------
            Combined ratio                              110.5%          107.9
                                                     ========         =======

Personal Lines Underwriting net premiums written decreased $0.8 million, or 2%, for First Quarter 2002 when compared to the same period in 2001. This reflects a continuing reduction in new business submissions for New Jersey personal automobile, where our market share is now below 2.5%. The number of insured vehicles declined 3.5% from the end of 2001 to 118,000 at the end of March and 117,000 at the end of April. Our overall mix of business reflects our ongoing strategy to focus on commercial lines as our core operation, while maintaining a smaller but profitable personal lines segment.

The Personal Lines combined ratio was 110.5% for First Quarter, up 2.6 points from First Quarter 2001. Higher catastrophe losses this year accounted for approximately one point of this increase. Also adding to the increase was a one-time reduction in ceding commission for our New Jersey homeowners quota share treaty. Our New Jersey homeowners contract was renewed with a $75 million per occurrence cap and a 15% increase in the margin that we pay reinsurers.

In our states outside of New Jersey we continue to implement price increases, tier changes and other underwriting actions to improve results. In the New York private passenger automobile market, where we've been unable to generate an underwriting profit due to the challenging regulatory environment, we have ceased writing new personal lines business. This line represents approximately $2.0 million in net premiums written, with a statutory combined ratio of 147.7% for First Quarter 2002 compared to $2.1 million in net premiums written and a 111.1% statutory combined ratio for the same period last year.

In our seven focus states for personal lines, 2001 price and tier changes of 18% for auto and 8% for homeowners are just beginning to work their way through our book of business. The combined ratio for these states was 113.9% for First Quarter 2002 compared to 104.4% for the same period last year. We continue to pursue additional rate and tier changes in 2002, as industry-wide personal lines prices are pushed upward.

About six months ago we began implementing revised tiers and rates for our New Jersey personal automobile book of business to improve our results. In First Quarter 2002: i) about one-third of our renewal business moved to the new tier structure at renewal, generating additional premium of approximately $2.8 million; ii) we generated commission savings in the quarter of $1 million after bringing our commission schedule more in line with competitors; and iii) we continue to retain our best business, including policies with full coverage, high limits, multi-cars and adult drivers. For First Quarter 2002, our New Jersey personal automobile statutory combined ratio was 108.7%, compared to 113% in the first quarter last year. The state's overall personal lines ratio came in at 106.4% for the quarter, two points better than last year.

Diversified Insurance Services Segment

                                                           Unaudited,
                                                    Quarter ended March 31,
            (in thousands)                             2002          2001
            ---------------------------------------------------------------
            MANAGED CARE
             Net revenue                             $  5,316         4,613
             Pre-tax profit                               816         1,050
            FLOOD INSURANCE
            Net revenue                                 3,961         3,089
            Pre-tax profit                                650           351
            PROFESSIONAL EMPLOYER ORGANIZATION
            Net revenue                                 9,104         8,939
            Pre-tax (loss) profit                        (225)          119
            OTHER
            Net revenue                                   452           391
            Pre-tax profit                                153           111
            TOTAL
            Net revenue                                18,833        17,032
            Pre-tax profit                              1,394         1,631
            After tax profit                              943         1,056
            Return on net revenue                         5.0%          6.2

Quarterly revenue from continuing Diversified Insurance Services businesses was $18.8 million, up 11% over first quarter 2001. EBITDA return for the quarter was 9.6% compared to 14.9% last year, while return on revenue was 5.0% for the first quarter, compared with 6.2% last year. We posted net income from continuing operations of $0.9 million for the quarter, compared to $1.1 million for the same quarter 2001.

Flood Insurance

Flood experienced growth for First Quarter 2002 as compared to First Quarter 2001 due to the acquisitions of two-flood books of business, both in the second half of 2001, as well as receiving an endorsement from the Independent Insurance Agents and Brokers of America during the second half of 2001. This growth translated into servicing fees for First Quarter 2002 of $4.0 million, an increase of 28% over First Quarter 2001.

Managed Care

Network expansion is a major initiative for our managed care program. During the First Quarter 2002 our medical provider network expanded from 59,596 to 77,675 locations. This expansion was primarily the result of the acquisition of Northeast Health Direct, LLC (NHD) a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont and New Hampshire. Consumer Health Network Plus, LLC (CHN) acquired NHD for $2.7 million including certain acquisition-related costs. CHN may be required to pay additional consideration over the next two years based on certain criteria related to future financial performance. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Network and client expansion resulted in an increase in managed care revenues of 15% to $5.3 million for First Quarter 2002, of which NHD added $0.2 million, compared to $4.6 million for First Quarter 2001. More than offsetting these revenue increases were higher labor costs and legal fees, which resulted in a decrease of pre-tax net income of 22% to $0.8 million in First Quarter 2002 compared to $1.1 million for First Quarter 2001.

Professional Employer Organization (PEO)

Since the acquisition of the PEO, the Company has leveraged its insurance operation's distribution force to expand sales of the PEO product. As of the end of the First Quarter 2002 about 100 agents have made PEO sales. The number of PEO worksite employees has decreased since Fourth Quarter 2001 to 19,500 from approximately 21,000 due to the roll out of customer price increases as well as more stringent underwriting policies, both actions of which are in response to operating losses experienced during 2001.

The PEO generated $9.1 million of revenue for First Quarter 2002 a 2% increase compared to $8.9 million for First Quarter 2001. For First Quarter 2002, the PEO experienced a pre-tax loss of $0.2 million compared to pre-tax income of $0.1 million for First Quarter 2001. Due to market pricing pressures, revenue increases have not kept pace with increasing product costs. As mentioned above, the PEO is currently raising prices to cover increases in workers' compensation charges and higher medical costs.

Investments Segment

Net investment income earned after-tax for First Quarter 2002 was $18.5 million, compared to $18.2 million in First Quarter 2001. We had a 4.1% annualized after-tax investment yield, down slightly from 4.3% for the same period in 2001, due to lower reinvestment rates. At the end of March 2002, we re-balanced our debt securities portfolio as part of our ongoing tax optimization strategy. This rebalancing led to $2.6 million of realized capital gains. Taxable bonds now represent about 65% of our bond portfolio, compared to 54% at December 31, 2001. This will bring our marginal tax rate on investment income to 26%, compared to the historic 23-24% range. We expect this reallocation will not materially affect after-tax investment income.

Net realized gains after-tax for First Quarter 2002 decreased to $0.1 million compared to $0.5 million in First Quarter 2001. Realized investment gains and losses fluctuate based on investment decisions regarding sale or write-down of individual securities as well as tax planning considerations. Realized losses from investments whose market value decline was deemed to be other than temporary was $6.5 million before tax during First Quarter 2002.

Federal Income Taxes

Total federal income tax expense increased by $0.2 million to $1.4 million for First Quarter 2002. The increase reflects improved underwriting results for the quarter. Our effective tax rate was 12% for both First Quarter 2002 and First Quarter 2001. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-exempt investment income.

Financial Condition, Liquidity and Capital Resources

Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are investments in its insurance and Diversified Insurance Services subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Dividends from Diversified Insurance Services subsidiaries are restricted only by the operating needs of those subsidiaries.

The Parent's cash requirements include principal and interest payments on the various senior notes and subordinated debentures, dividends to stockholders and general operating expenses, as well as the cost of shares of common stock repurchased under our common stock repurchase program, which commenced in 1996. As of March 31, 2002, the Parent had repurchased under the program a total of
7.3 million shares at a total cost of approximately $140 million. During First Quarter 2002, the share repurchase program remained mostly inactive. At the May 7, 2002 Board of Directors' Meeting the expiration date of the program was extended to May 31, 2003. There are approximately 700,000 shares remaining under the current 8 million shares repurchase authorization.

The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income The Parent also has available $50.0 million of unused credit lines. As discussed in Note 5 to the interim consolidated financial statements in this report on Form 10-Q, the Parent is in the process of selling its software development and program administration operation, PDA. We expect to sell this entity at a profit.

Growth in the Diversified Insurance Services segment has increased cash flows from operations by generating $4 million in both First Quarter 2002 and First Quarter 2001. Based upon the 2001 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2002 ordinary dividends in the aggregate amount of $52 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our Consolidated Financial Statements on page 41 of the Annual Report to shareholders for the year ended December 31, 2001. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 73 consecutive years and currently plans to continue to pay quarterly cash dividends.

For First Quarter 2002, cash provided by operating activities was $38 million compared to $0.9 million for First Quarter 2001. The improvement is a result of both significant net premium written growth of 17%, or $42 million and improved underwriting profitability compared to the same period last year.

Total assets increased 6%, or $157 million, from December 31, 2001 to March 31, 2002. Increased premium volume drove increases in premium receivables of $46 million and deferred policy acquisition costs of $12 million. Invested assets increased $10 million driven by net purchases of $19 million partially offset by a $9 million dollar decrease in the net unrealized gain on the portfolio. Securities receivable, classified within other assets increased $80 million due to bonds sold in late March that did not settle until April 2002.

Total liabilities increased 7%, or $155 million, from December 31, 2001 to March 31, 2002. Increased premium volume is primarily responsible for increases in unearned premium reserves of $48 million and $33 million in loss and loss expense reserves. Securities payable, classified within other liabilities, increased $73 million due to bonds purchased in late March that did not settle until April 2002.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. Note that our preparation of the interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  Reserves for Losses and Loss Expenses

In accordance with industry practice, we maintain reserves for losses and loss expenses. These reserves are made up of both case reserves and reserves for claims incurred but not yet reported (IBNR). Case reserves result from a claim that has been reported to an insurance subsidiary and is estimated at the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.
Reserves are reviewed for adequacy on a periodic basis. Based upon such reviews, we believe that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

  Premium Revenue

Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized. It should be noted that when premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the balance sheet, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.


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

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective's Annual Meeting of Stockholders was held on May 8, 2002. At the Annual Meeting Paul D. Bauer, William A. Dolan, II and Joan M. Lamm-Tennant, were elected as directors to serve for a term of three years and until their successors are elected and qualified. Votes cast and withheld for the election of directors were as follows:

                                        Votes for   Votes withheld
                                        ---------   --------------
            Paul D. Bauer              19,550,616       953,103
            William A. Dolan, II       19,550,842       952,877
            Joan M. Lamm-Tennant       19,541,472       962,247

The directors whose terms of office continued after the Annual meeting are; A. David Brown, C. Edward Herder, William M. Kearns Jr., S. Griffin McClellan III, Gregory E. Murphy, William M. Rue, Thomas D. Sayles, Jr., and J. Brian Thebault.


Effective May 8, 2002, Dr. William C. Gray retired from the Board of Directors.


Shareholders also approved the Selective Insurance Stock Option Plan III. Votes for were 15,449,847 shares and votes against were 2,546,985 shares. Shareholders also approved the conversion of units previously issued in connection with the termination of the Directors' Plan to share of common stock of the company. Votes for were 18,878,040 and votes against were 1,363,085.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      The exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the period covered by this report.



                                INDEX TO EXHIBITS



Exhibit No.


11    Statement Re: Computation of Per Share Earnings, filed herewith.

99    Note 1 to Consolidated Financial Statements of Selective Insurance Group,
      Inc., December 31, 2001, 2000 and 1999 (incorporated by reference to
      Exhibit No. 13 to Selective's Annual Report on Form 10K for the year ended
      December 31, 2001, commission file no. 0-8641).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT




By: /s/ Gregory E. Murphy                                        May 14, 2002
------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer


By: /s/ Dale A. Thatcher                                         May 14, 2002
------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance, Chief Financial
Officer and Treasurer