Form 10-Q
period 2002-06-30
SELECTIVE INSURANCE GROUP INC
filed 2002-08-14
CIK 230557

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended... June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                    -----------------      ------------

Commission file number:  0-8641


                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


               New Jersey                                          22-2168890
-----------------------------------------           ------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
     incorporation or organization)



           40 Wantage Avenue
         Branchville, New Jersey                                    07890
-----------------------------------------           ------------------------------------------
(Address of principal executive offices)                         (Zip Code)



                                 (973) 948-3000
                   -----------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

Common stock, par value $2 per share, outstanding as of July 31, 2002: 26,370,077

================================================================================

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets

                                                                       Unaudited
                                                                        June 30,       December 31,
(in thousands, except share amounts)                                      2002             2001
------------------------------------                                   ----------      ------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
 (fair value:  $150,416-2002; $182,554-2001)                           $  143,696        175,453
Debt securities, available-for-sale - at fair value
 (amortized cost:  $1,464,755-2002; $1,335,656-2001)                    1,523,095      1,369,965
Equity securities, available-for-sale - at fair value
 (cost of:  $111,750-2002; $117,186-2001)                                 207,964        233,703
Short-term investments - (at cost which approximates fair value)            1,388         19,155
Other investments                                                          15,715         15,033
                                                                       ----------      ---------
Total investments                                                       1,891,858      1,813,309
Cash                                                                        8,963          7,295
Interest and dividends due or accrued                                      22,911         23,073
Premiums receivables                                                      385,998        320,741
Other trade receivables                                                    26,645         29,491
Reinsurance recoverable on paid losses and loss expenses                    7,914         14,405
Reinsurance recoverable on unpaid losses and loss expenses                165,919        166,511
Prepaid reinsurance premiums                                               42,175         39,932
Current federal income tax                                                  5,796          5,945
Deferred federal income tax                                                10,039          9,416
Real estate, furniture, equipment, and software development
 net of accumulated depreciation and amortization                          50,870         55,363
Deferred policy acquisition costs                                         151,555        131,651
Goodwill                                                                   42,808         46,495
Other assets                                                               33,325         20,717
                                                                       ----------      ---------
Total assets                                                           $2,846,776      2,684,344
                                                                       ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                     $1,188,549      1,133,673
Reserve for loss expenses                                                 167,404        164,665
Unearned premiums                                                         558,894        485,713
Convertible subordinated debentures                                         3,661          3,790
Notes payable                                                             152,643        152,643
Other liabilities                                                         163,371        152,700
                                                                       ----------      ---------
    Total liabilities                                                   2,234,522      2,093,184
                                                                       ----------      ---------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
  Issued: 40,153,322-2002; 39,588,746-2001                                 80,307         79,177
Additional paid-in capital                                                 88,709         77,126
Retained earnings                                                         547,026        536,188
Accumulated other comprehensive income                                    100,460         98,037
Treasury stock - at cost (shares: 14,152,603-2002; 14,056,403-2001)      (194,505)      (192,284)
Deferred compensation expense and notes receivable from stock sales        (9,743)        (7,084)
                                                                       ----------      ---------
    Total stockholders' equity                                            612,254        591,160
                                                                       ----------      ---------
    Total liabilities and stockholders' equity                         $2,846,776      2,684,344
                                                                       ==========      =========

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                            Unaudited                            Unaudited
                                                                           Quarter ended                     Six Months ended
                                                                             June 30,                             June 30,
                                                                     --------------------------          -------------------------
(in thousands, except per share amounts)                               2002              2001              2002             2001
----------------------------------------                             --------           -------          --------          -------
Revenues:
Net premiums written                                                 $268,287           235,697          $549,732          475,613
Net increase in unearned premiums and prepaid
 reinsurance premiums                                                 (23,789)          (19,431)          (70,939)         (46,330)
                                                                     --------           -------          --------          -------
Net premiums earned                                                   244,498           216,266           478,793          429,283
Net investment income earned                                           25,100            23,920            49,604           47,728
Net realized gains(losses)                                               (411)            1,564              (302)           2,404
Diversified insurance services revenue                                 20,720            17,174            39,553           34,205
Other income                                                              940               690             1,739            1,463
                                                                     --------           -------          --------          -------
    Total revenues                                                    290,847           259,614           569,387          515,083
                                                                     --------           -------          --------          -------
Expenses:
Losses incurred                                                       153,289           135,770           299,794          273,394
Loss expenses incurred                                                 25,811            22,845            50,183           42,179
Policy acquisition costs                                               74,734            66,408           145,428          131,774
Dividends to policyholders                                              1,406             2,045             3,327            3,800
Interest expense                                                        3,499             3,646             7,005            7,293
Diversified insurance services expenses                                19,121            15,951            36,560           31,352
Other expenses                                                          2,907             2,994             5,333            5,812
                                                                     --------           -------          --------          -------
Total expenses                                                        280,767           249,659           547,630          495,604
                                                                     --------           -------          --------          -------
Income from continuing operations, before
 federal income tax                                                    10,080             9,955            21,757           19,479
                                                                     --------           -------          --------          -------
Federal income tax expense (benefit):
Current                                                                  (328)              642             5,163            1,824
Deferred                                                                2,037               427            (2,073)             415
                                                                     --------           -------          --------          -------
    Total federal income tax expense                                    1,709             1,069             3,090            2,239
                                                                     --------           -------          --------          -------
Income (loss) from discontinued operations, net
 of tax                                                                  (712)                4              (708)             (49)
Gain on disposition of discontinued operations,
 net of tax                                                               586                 -               586                -
                                                                     --------           -------          --------          -------
    Total discontinued operations, net of tax                            (126)                4              (122)             (49)
                                                                     --------           -------          --------          -------
Net income                                                           $  8,245             8,890          $ 18,545           17,191
                                                                     ========           =======          ========          =======
Earnings per share:
  Basic net income from continuing operations                        $   0.33              0.36          $   0.75             0.70
  Basic net income (loss) from discontinued
   operations                                                               -                 -             (0.01)               -
                                                                     --------           -------          --------          -------
  Basic net income                                                       0.33              0.36              0.74             0.70
  Diluted net income from continuing operations                      $   0.31              0.34          $   0.70             0.66
  Diluted net income (loss) from discontinued
   operations                                                               -                 -                 -                -
                                                                     --------           -------          --------          -------
  Diluted net income                                                     0.31              0.34              0.70             0.66
  Dividends to stockholders                                          $   0.15              0.15          $   0.30             0.30

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                                                 Unaudited
                                                                                                  June 30,
                                                                          --------------------------------------------------------
(in thousands, except per share amounts)                                          2002                              2001
----------------------------------------                                  -----------------------            ---------------------
Common stock:
  Beginning of year                                                       $  79,177                            77,568
  Dividend reinvestment plan
   (shares: 23,052-2002;24,806-2001)                                             46                                49
  Convertible subordinated debentures
   (shares:  18,219-2002; 1,835-2001)                                            37                                 4
  Stock purchase and compensation plans
   (shares: 523,305-2002; 512,749-2001)                                       1,047                             1,025
                                                                          ---------                          --------
   End of period                                                             80,307                            78,646
                                                                          ---------                          --------
Additional paid-in capital:
  Beginning of year                                                          77,126                            63,074
  Dividend reinvestment plan                                                    525                               524
  Convertible subordinated debentures                                            92                                 9
  Stock purchase and compensation plans                                      10,966                             9,572
                                                                          ---------                          --------
  End of period                                                              88,709                            73,179
                                                                          ---------                          --------
Retained earnings:
  Beginning of year                                                         536,188                           525,669
  Net income                                                                 18,545        18,545              17,191       17,191
  Cash dividends to stockholders ($0.30 per share)                           (7,707)                           (7,577)
                                                                          ---------                          --------
  End of period                                                             547,026                           535,283
                                                                          ---------                          --------
Accumulated other comprehensive income:
  Beginning of year                                                          98,037                            99,325
  Other comprehensive income (loss),
   increase (decrease) in net unrealized gains
   on available-for-sale securities,
   net of deferred income tax effect                                          2,423         2,423                (828)        (828)
                                                                          ---------        ------            ---------      ------
  End of period                                                             100,460                            98,497
                                                                          ---------                          --------
    Comprehensive income                                                                   20,968                           16,363
                                                                                           ======                           ======
Treasury stock:
  Beginning of year                                                        (192,284)                         (181,552)
  Acquisition of treasury stock
   (shares 96,200-2002; 346,125-2001)                                        (2,221)                           (7,743)
                                                                          ---------                          --------
  End of period                                                            (194,505)                         (189,295)
                                                                          ---------                          --------
Deferred compensation expense and notes receivable
 from stock sales:
  Beginning of year                                                          (7,084)                           (6,287)
  Deferred compensation expense                                              (5,085)                           (4,995)
  Amortization of deferred compensation expense
   and amounts received on notes                                              2,426                             1,764
                                                                          ---------                          --------
  End of period                                                              (9,743)                           (9,518)
                                                                          ---------                          --------
Total stockholders' equity                                                $ 612,254                           586,792
                                                                          =========                          ========

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                   Unaudited
                                                                           Six Months ended June 30,
                                                                           -------------------------
(in thousands)                                                               2002             2001
--------------                                                             ---------        --------
OPERATING ACTIVITIES
Net income                                                                 $  18,545          17,191
                                                                           ---------        --------
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in reserves for losses and loss expenses, net of
 reinsurance recoverable on unpaid losses and loss expenses                   48,910          (1,145)
Net increase in unearned premiums and prepaid reinsurance premiums            70,938          46,330
Federal income tax                                                            (1,919)          1,740
Depreciation and amortization                                                  6,642           7,575
Increase in premiums receivables                                             (65,257)        (42,821)
Increase in other trade receivables                                           (1,006)         (2,174)
Increase in deferred policy acquisition costs                                (19,904)        (12,943)
(Increase) decrease in interest and dividends due or accrued                     162            (270)
(Increase) decrease in reinsurance recoverable on paid losses and loss
 expenses                                                                      6,491          (4,523)
Net realized (gains) losses on investments                                       302          (2,404)
Net realized (gain) on sale of subsidiary                                       (901)              -
Other - net                                                                    9,434          (1,585)
                                                                           ---------        --------
Net adjustments                                                               53,892         (12,220)
                                                                           ---------        --------
Net cash provided by operating activities                                     72,437           4,971
                                                                           ---------        --------
INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                             (324,718)       (161,001)
Purchase of equity securities, available-for-sale                             (2,678)        (14,884)
Purchase of other investments                                                   (688)           (562)
Purchase adjustments of subsidiaries acquired (net of cash equivalents
 acquired of $1,127)                                                          (3,139)            (97)
Sale of subsidiary (net of cash of $385)                                      15,421               -
Sale of debt securities, available-for-sale                                  148,837          17,507
Redemption and maturities of debt securities, held-to-maturity                31,883          26,436
Redemption and maturities of debt securities, available-for-sale              39,417          56,637
Sale of equity securities, available-for-sale                                 15,342          10,331
Proceeds from other investments                                                    6               5
Increase in net payable for security transactions                                832           8,358
Net additions to real estate, furniture, equipment and software
 development                                                                  (6,729)         (2,979)
                                                                           ---------        --------
Net cash used in investing activities                                        (86,214)        (60,249)
                                                                           ---------        --------
FINANCING ACTIVITIES
Dividends to stockholders                                                     (7,707)         (7,577)
Acquisition of treasury stock                                                 (2,221)         (7,743)
Net proceeds from dividend reinvestment plan                                     571             573
Net proceeds from stock purchase and compensation plans                       12,015          10,597
Increase in deferred compensation expense and amounts received on notes
 receivable from stock sales                                                  (4,980)         (4,959)
                                                                           ---------        --------
Net cash (used in) financing activities                                       (2,322)         (9,109)
                                                                           ---------        --------
Net decrease in short-term investments and cash                              (16,099)        (64,387)
Short-term investments and cash at beginning of year                          26,450         104,667
                                                                           ---------        --------
Short-term investments and cash at end of year                             $  10,351          40,280
                                                                           =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                   $   6,836           7,118
Federal income tax                                                             4,300              --
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                127              13

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. (Selective) and its consolidated subsidiaries (Company) for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.   RECLASSIFICATIONS

     Certain amounts in the Company's prior year interim consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.   ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     As of January 1, 2002 we adopted Financial Accounting Standards Board
     (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. The statement is applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. No such impairments were recorded during the six months ended June 30, 2002 (Six Months 2002). Goodwill amortization expense, which is included in other expenses on the Consolidated Statements of Income and mainly in the Diversified Insurance Services segment, was $0.8 million for the quarter ended June 30, 2001 (Second Quarter 2001) and $1.6 million for the six months ended June 30, 2001 (Six Months 2001).

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No 146, "Obligations Associated with Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with a disposal activity. This statement requires a liability for a disposal obligation be recognized and measured at its fair value when it is incurred and that the guidance of FASB Statement No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss", do not apply to the recognition and measurement of the liability. The provisions of this Statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. We do not anticipate the adoption of this statement to have a material effect on the Company's results of operations or financial condition.


5.   DISCONTINUED OPERATIONS

     In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA). During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA for proceeds of $16.5 million at a net gain of $0.6 million. This gain is included in income(loss) from discontinued operations, on the Consolidated Statements of Income. The amount of tax expense (benefit) included in income (loss) from discontinued operations is $(381,000) for the quarter ended June 30, 2002, (Second Quarter 2002) and $(371,000) for Six Months 2002. The comparable amounts for the same periods in 2001 are $32,000 and $17,000 respectively. The amount of tax expense for the Second Quarter 2002 and Six Months 2002 for the gain on disposition of discontinued operations is $0.4 million. We have reclassified our June 30, 2001 interim consolidated financial statements to present the operating results of PDA as a discontinued operation.

Operating results from discontinued operations are as follows:

                                       UNAUDITED,            UNAUDITED,
                                     QUARTER ENDED           SIX MONTHS
                                        JUNE 30,            ENDED JUNE 30,
                                 ------------------     ------------------
(in thousands)                    2002        2001      2002         2001
--------------                   -------      -----     -------      -----
Net revenue                      $ 3,729      4,827     $ 8,186      9,519

Pre-tax income (loss)             (1,092)        36      (1,085)       (32)

Net income (loss)                $  (712)         4     $  (708)       (49)


6.   SEGMENT INFORMATION

     The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments:
     Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and professional employer organization). Insurance Operations is evaluated based on its underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP); Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. Our Diversified Insurance Services segment consists of managed care, flood insurance and professional employer organization (PEO) operations. The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations. Prior year software development and program administration amounts have been reclassified as discontinued operations. See Note 5 of this report on Form 10-Q for further discussion of discontinued operations.

     Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $5 million for the Second Quarter 2002 and $20 million for Six Months 2002, compared to $3 million for Second Quarter 2001 and $7 million for Six Months 2001. These transactions were eliminated in all consolidated statements.

     In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized gains or losses in the case of the investments segment) and pre-tax income for the individual segments:

REVENUE FROM CONTINUING OPERATIONS BY SEGMENT

                                                   Unaudited,                            Unaudited,
                                                 Quarter ended                       Six Months ended
                                                   June 30,                               June 30,
                                        ---------------------------           ----------------------------
(in thousands)                            2002                2001               2002               2001
                                        --------            -------           ---------            -------
INSURANCE OPERATIONS:

  Commercial lines net premiums
   earned                               $195,192            165,130            $380,230            327,801

  Personal lines net premiums
   earned                                 49,306             51,136              98,563            101,482
                                        --------            -------            --------            -------
  Total insurance operations
   revenues                              244,498            216,266             478,793            429,283

INVESTMENTS:

  Net investment income                   25,100             23,920              49,604             47,728

  Net realized gain (loss) on
   investments                              (411)             1,564                (302)             2,404
                                        --------            -------            --------            -------
  Total investment revenues               24,689             25,484              49,302             50,132

DIVERSIFIED INSURANCE SERVICES:

  Managed Care                             6,082              4,632              11,398              9,244

  Flood Insurance                          4,807              3,423               8,768              6,512

  Professional Employer
   Organization                            9,372              8,737              18,476             17,676

  Other                                      459                382                 911                773
                                        --------            -------            --------            -------
  Total Diversified Insurance
   Services revenues                      20,720             17,174              39,553             34,205

  Other income                               940                690               1,739              1,463
                                        --------            -------            --------            -------
  TOTAL REVENUES FROM CONTINUING
   OPERATIONS                           $290,847            259,614             569,387            515,083
                                        ========            =======            ========            =======


INCOME OR (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAX BY SEGMENT

                                                  Unaudited,                  Unaudited,
                                                Quarter ended             Six Months ended
                                                   June 30,                   June 30,
                                           ---------------------       ---------------------
(in thousands)                               2002          2001          2002         2001
                                           --------       ------       --------      -------
INSURANCE OPERATIONS:

  Commercial lines underwriting            $ (6,102)      (8,759)      $ (9,967)     (17,047)

  Personal lines underwriting                (5,215)      (2,713)       (10,392)      (6,696)
                                           --------      -------       --------      -------
  Underwriting loss, before federal
   income tax                               (11,317)     (11,472)       (20,359)     (23,743)

INVESTMENTS:

  Net investment income                      25,100       23,920         49,604       47,728

  Net realized gain (loss) on                  (411)       1,564           (302)       2,404
   investments
                                           --------      -------       --------      -------
  Total investment income, before
   federal income tax                        24,689       25,484         49,302       50,132

DIVERSIFIED INSURANCE SERVICES:

  Managed Care                                1,099          971          1,915        2,021

  Flood Insurance                             1,004          400          1,654          751

  Professional Employer Organization           (624)        (244)          (848)        (125)

  Other                                         120           96            272          206
                                           --------      -------       --------      -------
  Total Diversified Insurance
   Services, income before federal
    income tax                                1,599        1,223          2,993        2,853
                                           --------      -------       --------      -------

  TOTAL ALL SEGMENTS                         14,971       15,235         31,936       29,242

  Interest expense                           (3,499)      (3,646)        (7,005)      (7,293)

  General corporate expenses                 (1,392)      (1,634)        (3,174)      (2,470)
                                           --------      -------       --------      -------
  INCOME FROM CONTINUING OPERATIONS,
   BEFORE FEDERAL INCOME TAX               $ 10,080        9,955       $ 21,757       19,479
                                           ========      =======       ========      =======

7.   REINSURANCE

     The following is a table of assumed and ceded amounts by income statement caption:

                                    Unaudited,                    Unaudited,
                               Quarter ended June 30,      Six Months ended June 30,
                              -----------------------      -------------------------
(in thousands)                  2002        2001             2002             2001
--------------                --------     -------         --------         --------
Premiums written:
Assumed                       $  3,760       2,355         $  9,416           7,515
Ceded                          (32,537)    (26,313)         (63,381)        (51,125)
Premiums earned:
Assumed                          4,910       3,756            9,574           7,253
Ceded                          (31,190)    (25,377)         (61,138)        (50,471)
Losses incurred:
Assumed                          5,679       3,067            8,917           8,754
Ceded1                          (8,759)    (15,140)         (21,724)        (39,126)
Loss expenses incurred:
Assumed                            314         214              619             394
Ceded                             (822)       (743)          (1,347)         (1,087)

(1)  Ceded losses decreased for Second Quarter 2002 and the Six Months
     2002 compared to the corresponding periods in the prior year due to: i) a decrease in casualty losses of $3 million for the Second Quarter 2002 and a decrease in property losses of $14 million for the Six Months 2002; and ii) a decrease in direct flood losses that we 100% cede to the National Flood Insurance Program.

8.   COMPREHENSIVE INCOME

     The Company's comprehensive income for Second Quarter 2002, Six Months 2002, and the corresponding periods in the prior year are:

                                               UNAUDITED,               UNAUDITED,
                                             QUARTER ENDED              SIX MONTHS
                                                JUNE 30,              ENDED JUNE 30,
                                         --------------------        ------------------
(in thousands)                            2002          2001          2002        2001
--------------                           -------       ------        -------     ------
Net income                               $ 8,245        8,890        $18,545     17,191
Other comprehensive income (loss),
increase (decrease) in net unrealized
gains on available-for-sale
securities, net of deferred income
tax effect                                 8,443        1,540          2,423       (828)
                                         -------       ------        -------     ------
Comprehensive income                     $16,688       10,430        $20,968     16,363
                                         =======       ======        =======     ======

9.   CONCENTRATION OF CREDIT RISK

     Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our PEO clients. A PEO contractually assumes substantial employer rights, responsibilities and risks of its clients' employees, who are considered co-employees. The PEO's accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by its clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Accrued PEO payroll was $15.5 million as of June 30, 2002 and $13.7 million as of June 30, 2001. Certain states limit a PEO's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued PEO payroll.

     In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the PEO contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of June 30, 2002 the maximum exposure to any one account for earned payroll is approximately $9.5 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

10.  SUBSEQUENT EVENT

     Our property and casualty excess of loss treaties were renewed effective July 1, 2002. Under our casualty treaty, the Company retains the first $2 million of any casualty loss as well as 25% of the next $3 million in losses paid in excess of the $2 million retention. In 2001, the Company retained only 15% of this layer. The casualty program provides coverage of $48 million in excess of the Company's $2 million retention. The casualty contract includes one annual aggregate limit by coverage layer for a terrorism loss. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks.

     The property excess of loss structure remained unchanged with coverage of up to $13 million per risk in excess of the Company's retention of $2 million. This treaty includes terrorism coverage for all risks that are under $50 million in total insured value, with annual aggregate limits of $9 million for the first layer, $15 million for the second layer and $10 million for the third layer. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks.

     The estimated reinsurance cost for the property and casualty excess of loss treaties increased approximately $8 million over the fiscal year ending June 2002.

FORWARD LOOKING STATEMENTS

     Some of the statements in this report, including information included or incorporated by reference, are not historical facts and therefore may be considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such terms as "believes" , "expects" , "may" , "will" , "should" , "anticipates" , "benefits", the negatives thereof, and other similar words, and, among other things describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our expectations include but are not limited to: |X| Economic, market or regulatory conditions;

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

RESULTS OF OPERATIONS

The following discussion is a comparison of the second quarter ended June 30, 2002 (Second Quarter 2002) and the six month period ended June 30, 2002 (Six Months 2002) to the second quarter ended June 30, 2001 (Second Quarter 2001) and the six month period ended June 30, 2001 (Six Months 2001).

Our net income was $8.2 million, or $0.31 per diluted share, for Second Quarter 2002 compared to $8.9 million, or $0.34 per diluted share, for Second Quarter 2001. Our net income was $18.5 million, or $0.70 per diluted share, for Six Months 2002 compared to $17.2 million, or $0.66 per diluted share, for Six Months 2001. Operating income was $8.6 million, or $0.32 per diluted share, for Second Quarter 2002 compared to $7.9 million, or $0.30 per diluted share, for Second Quarter 2001. Our operating income was $18.9 million, or $0.71 per diluted share, for Six Months 2002 compared to $15.6 million, or $0.60 per diluted share, for Six Months 2001. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and professional employer organization). Insurance Operations are evaluated by the Company based on their GAAP underwriting results; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 35 through 37 of our 2001 Annual Report to Shareholders (incorporated herein by reference to Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31,
2001) and the section entitled "Critical Accounting Policies" on page 16 of this report on Form 10-Q. See Note 6 to the June 30, 2002 unaudited interim consolidated financial statements on pages 7 and 8 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

Insurance Operations Segment

ALL LINES                                         Unaudited,                     Unaudited,
                                           Quarter ended June 30,         Six Months ended June 30,
                                          -------------------------       -------------------------
($ in thousands)                            2002             2001            2002            2001
----------------                          ---------         -------       ---------         -------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                      $ 268,287         235,697         549,732         475,613
                                          =========         =======         =======         =======
Net premiums earned                       $ 244,498         216,266         478,793         429,283

Losses and loss expenses incurred           179,100         158,615         349,977         315,573

Net underwriting expenses                    75,309          67,078         145,848         133,653
incurred

Dividends to policyholders                    1,406           2,045           3,327           3,800
                                          ---------         -------         -------         -------
Underwriting  loss                        $ (11,317)        (11,472)        (20,359)        (23,743)
                                          ---------         -------         -------         -------
GAAP RATIOS:

Loss and loss expense ratio                    73.2%           73.3            73.1%           73.5

Underwriting expense ratio                     30.8%           31.1            30.5%           31.1

Dividends to policyholders ratio                0.6%            0.9             0.7%            0.9
                                          ---------         -------         -------         -------
Combined ratio                                104.6%          105.3           104.3%          105.5
                                          =========         =======         =======         =======

Net premiums written increased by approximately $33 million, or 14%, to $268 million in Second Quarter 2002 and $74 million, or 16%, to $550 million in Six Months 2002 when compared to the same periods last year. Net premiums written for Second Quarter 2002 included $55 million in net new business written, an increase of 22% compared to $45 million in Second Quarter 2001. Six Months 2002 included $127 million in net new business written, a 31% increase over $97 million for Six Months 2001.

Commercial lines net premiums written increased 18% for Second Quarter 2002 and 20% for Six Months 2002 when compared to the same periods last year. The increase reflected an average commercial lines renewal premium increase of 19% for both periods in 2002. Personal lines net premiums written declined 1% for Second Quarter 2002 due to a decrease in the number of New Jersey private passenger automobile policies written. Partially offsetting the decline were rate increases in various lines of business and regions, including rate and tier changes averaging 8% in our New Jersey private passenger automobile business.

The combined ratio decreased 0.7 points to 104.6% for Second Quarter 2002 and
1.2 points to 104.3% for Six Months 2002 when compared to the same periods last year. The improvement is primarily due to the increased premium rates in our commercial lines business, which comprises over 80% of our insurance operations, partially offset by adverse loss development in the quarter of 2 points in various lines combined with catastrophe losses of $5.6 million for Second Quarter 2002 and $7.2 million for Six Months 2002 compared to $1.6 million and $2.4 million for the same periods last year.

The underwriting expense ratio decreased 0.3 points to 30.8% for Second Quarter 2002 and decreased 0.6 points to 30.5% for Six Months 2002 compared to the same periods last year. Certain costs that vary with premium volume declined, mainly direct commission expense, due to lower commissions paid to independent insurance agents. Because expenses are recognized in relation to earned premium, these savings do not immediately impact our results, but will have an impact in future periods. Overall productivity, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $574,000 for the twelve-month period ended June 30, 2002, up from $495,000 for the same period last year. Our strategic initiatives which are designed to either reduce costs and/or increase business include: i) streamlined processing for small commercial lines accounts (One & Done); ii) a web-based commercial lines automated system, and iii) a claims Service Center in Virginia. These initiatives are expected to continue to reduce our expense ratio and increase our productivity measure.

Commercial Lines Underwriting

                                                     Unaudited,                  Unaudited,
                                                      Quarter                    Six Months
COMMERCIAL LINES                                    ended June 30,              ended June 30,
                                              ----------------------       ----------------------
($ in thousands)                                2002           2001           2002         2001
----------------                              --------       -------       --------       -------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                          $214,847       182,005       $446,761       371,564
                                              ========       =======       ========       =======
Net premiums earned                           $195,192       165,130       $380,230       327,801
Losses and loss expenses incurred              138,205       117,586        269,902       235,380
Net underwriting expenses incurred              61,683        54,258        116,968       105,668
Dividends to policyholders                       1,406         2,045          3,327         3,800
                                              --------       -------       --------       -------
Underwriting loss                             $ (6,102)       (8,759)      $ (9,967)      (17,047)
                                              --------       -------       --------       -------
GAAP RATIOS:
Loss and loss expense ratio                       70.8%         71.2           70.9%         71.8
Underwriting expense ratio                        31.6%         32.9           30.8%         32.2
Dividends to policyholders ratio                   0.7%          1.2            0.9%          1.2
                                              --------       -------       --------       -------
Combined ratio                                   103.1%        105.3          102.6%        105.2
                                              ========       =======       ========       =======

Commercial Lines Underwriting accounted for approximately 81% of net premiums written in Six Months 2002 compared to 78% in Six Months 2001.

Net premiums written increased $33 million, or 18%, to $215 million for Second Quarter 2002 and $75 million, or 20%, to $447 million for Six Months 2002 compared to the same periods in 2001. Net premiums written included $48 million in net new business written for Second Quarter 2002, a 26% increase when compared to $38 million in net new business written for Second Quarter 2001, and $115 million in net new business written in Six Months 2002, a 40% increase when compared to $82 million in net new business written in Six Months 2001.

With commercial lines comprising over 80% of our overall net premiums written, we are taking advantage of the positive pricing trends in the marketplace and these price increases are expected to continue to have a favorable impact on our overall results. In both the Second Quarter 2002 and Six Months 2002, we increased average renewal premium year over year by approximately 19%.

For Second Quarter 2002, the Commercial Lines combined ratio decreased 2.2 points to 103.1% and decreased 2.6 points to 102.6% for Six Months 2002 when compared to the same periods in 2001. The lower combined ratios for 2002 reflect renewal premium price increases, partially offset by adverse loss development of 3 points in various lines combined with catastrophe losses of approximately $4.1 million in the Second Quarter 2002 and $5.2 million for the Six Months 2002. Catastrophe losses were $1.2 million for Second Quarter 2001 and $1.8 million for Six Months 2001. Earned premium increases are currently outpacing loss trends by over 7 points. Also contributing to the improving combined ratio is lower dividends paid to policyholders on dividend eligible workers' compensation policies. As part of our efforts to reduce these dividend expenses, workers' compensation policies eligible for loss experience based dividends have declined to 995 policies through the Six Months 2002, compared to 1,609 policies in the corresponding period in 2001.

Personal Lines Underwriting

                                                     Unaudited,                  Unaudited,
PERSONAL LINES                                Quarter ended June 30,       Six Months ended June 30,
                                              ----------------------       -------------------------
($ in thousands)                                2002            2001         2002              2001
----------------                              -------         ------       --------          -------
GAAP INSURANCE OPERATIONS RESULTS

Net premiums written                          $53,440         53,692       $102,971          104,049
                                              =======         ======       ========          =======

Net premiums earned                           $49,306         51,136       $ 98,563          101,482

Losses and loss expenses incurred              40,895         41,029         80,075           80,193

Net underwriting expenses incurred             13,626         12,820         28,880           27,985
                                              -------         ------       --------          -------
Underwriting (loss)                           $(5,215)        (2,713)      $(10,392)          (6,696)
                                              -------         ------       --------          -------
GAAP RATIOS:

Loss and loss expense ratio                      82.9%          80.2           81.2%            79.0

Underwriting expense ratio                       27.6%          25.1           29.3%            27.6
                                              -------         ------       --------          -------
Combined ratio                                  110.5%         105.3          110.5%           106.6
                                              =======         ======       ========          =======

Personal Lines Underwriting accounted for approximately 19% of net premiums written for Six Months 2002 compared to 22% for Six Months 2001.

Personal Lines Underwriting net premiums written decreased $0.3 million, or 0.5%, to $53 million for Second Quarter 2002 and $1.1 million, or 1%, to $103 million for Six Months 2002 when compared to the same periods in 2001. Net premiums written included net new business written of $7 million in Second Quarter 2002, consistent with Second Quarter 2001, and $12 million net new business written in Six Months 2002, a 20% decrease when compared to $15 million written in Six Months 2001.

Personal Lines Underwriting combined ratio was 110.5% for Second Quarter 2002, up 5.2 points from the same period in 2001. The increase reflects: (i) a greater number of weather-related catastrophes, mainly in our homeowners line of business: $1.5 million in Second Quarter 2002 compared to$0.4 million in Second Quarter 2001, and (ii) deteriorating automobile results in New York State where our statutory combined ratio increased 34 points, to 151.9%, due to significant rate inadequacy in the New York assigned risk plan. This deterioration reaffirms our decision to cease writing new personal lines business there. As long as our current business continues to renew, the assigned risk charges will continue to adversely impact results.

Personal Lines Underwriting combined ratio was 110.5% for Six Months 2002, up
3.9 points from the same period in 2001. The increase is attributable to the same reasons as described above, but was offset by the absence of significant weather-related catastrophes in the first three months of the year.

We remain encouraged by signs of progress in the New Jersey personal automobile marketplace. Our average premium per vehicle was up 8% for the quarter, reflecting price initiatives over the last three quarters. Our commissions paid during the quarter decreased $1.1 million, compared to the same period last year, since we've brought our commission schedule more in line with competitors. Also, the number of insured vehicles has declined 5% from the end of 2001, to 115,300 vehicles at the end of June. This brings our market share to approximately 2.3%, down from 2.5% last year and a high of 4.1% in 1998.

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

Our property and casualty excess of loss treaties were renewed effective July 1, 2002, with significant, although expected, increases in premium rates and changes in the structure. The reinsurance market continues to be constrained following the heavy losses sustained by the industry from the September 11th attacks, as well as concerns about industry wide asbestos and environmental claims. Although we have less exposure to these risks, they still impact us. Under our casualty treaty, the Company retains the first $2 million of any casualty loss as well as 25% of the next $3 million in losses paid in excess of the $2 million retention. In 2001, the Company retained only 15% of this layer. The casualty program provides coverage of $48 million in excess of the Company's $2 million retention. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold or cyber risk. The property excess of loss structure remained unchanged with coverage of up to $13 million per risk in excess of the Company's retention of $2 million. This treaty includes terrorism coverage for all risks that are under $50 million in total insurable value, with annual aggregate limits of $9 million for the first layer, $15 million for the second layer and $10 million for the third layer. Nuclear, biological and chemical losses are excluded. As with the casualty treaty there is no exclusion for mold or cyber risks in this contract.

The estimated reinsurance cost for the property and casualty excess of loss treaties, including change in the first layer participation on the casualty treaty, increased approximately $8 million, over the fiscal year ending June 2002.

Investments Segment

Net investment income earned for Second Quarter 2002 was $25 million compared to $24 million for Second Quarter 2001 and $50 million for Six Months 2002 compared to $48 million for Six Months 2001. Net investment income earned after-tax for Second Quarter 2002 was $19 million compared to $18 million for the same period last year and $37 million for Six Months 2002 compared to $36 million for Six Months 2001. We had a 4.0% annualized after-tax investment yield for Six Months 2002, down slightly from 4.2% in 2001, reflecting the lower yields currently available for investment.
The Company realized after-tax investment losses of $0.3 million in Second Quarter 2002 and $0.2 million in Six Months 2002, compared to realized after-tax investment gains of $1.0 million and $1.6 million for the same periods in 2001. Included in these amounts is the sale of bonds from Intermedia Communications, Inc., a wholly-owned subsidiary of Worldcom, Inc., at a pre-tax loss of $4.2 million. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations. The Company reviews its investment portfolio quarterly for other than temporary declines in market value. When the decline in the fair market value of an individual security is deemed to be other than temporary, the difference between cost and fair market value is charged to income as a realized investment loss. The Company recorded $6.5 million, before tax, for the Six Months 2002 of realized losses from investments whose market value decline was deemed to be other than temporary. There were no such losses recorded during the Second Quarter 2002.

The recent turmoil in the financial markets led to unrealized equity losses for the month of July of $15.6 million, before tax.

DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                 Unaudited,                 Unaudited,
                                             Quarter ended June 30,     Six months ended June 30,
                                          -------------------------   ---------------------------
($ IN THOUSANDS)                            2002           2001        2002            2001
----------------                          -------         -----       -------        ------
MANAGED CARE

Net revenue                               $ 6,082         4,632       $11,398         9,244

Pre-tax profit                              1,099           971         1,915         2,021

FLOOD INSURANCE

Net revenue                                 4,807         3,423         8,768         6,512

Pre-tax profit                              1,004           400         1,654           751

PROFESSIONAL EMPLOYER ORGANIZATION

Net revenue                                 9,372         8,737        18,476        17,676

Pre-tax (loss)                               (624)         (244)         (848)         (125)

OTHER

Net revenue                                   459           382           911           773

Pre-tax profit                                120            96           272           206

TOTAL

Net revenue                                20,720        17,174        39,553        34,205

Pre-tax profit                              1,599         1,223         2,993         2,853

Net income                                  1,068           766         2,010         1,823

Return on net revenue                         5.2%          4.5           5.1%          5.3

The Diversified Insurance Services segment's continuing operations generated $20.7 million of revenue and $1.1 million of net income for Second Quarter 2002 compared to $17.1 million of revenue and $0.8 million of net income for the Second Quarter 2001. Continuing operations from these same businesses generated $39.6 million of revenue and $2.0 million of net income for Six Months 2002 compared to $34.2 million of revenue and $1.8 million of net income for the same period in 2001. The segment generated a return on net revenue of 5.2% for the Second Quarter 2002 and 5.1% for the Six Months 2002, relatively flat compared to the prior year.

During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA at a net gain of $0.6 million.

Managed Care

Network expansion is a major initiative for our managed care program. During the Six Months 2002 our medical provider network expanded from approximately 59,600 providers to 80,400. This expansion was primarily the result of the acquisition of Northeast Health Direct, LLC (NHD) in the first quarter of 2002. NHD is a 16,600 location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. NHD generated $0.6 million of revenues for Second Quarter 2002 and $0.8 million for Six Months 2002.

Network and client expansion resulted in increased managed care revenues of 31.3% to $6.1 million for Second Quarter 2002 compared to $4.6 million for Second Quarter 2001 and increased managed care revenues of 23.3% to $11.4 million for Six Months 2002 compared to $9.2 million for Six Months 2001. Pre-tax income also increased 13.2% to $1.1 million for Second Quarter 2002 compared to $1.0 million for Second Quarter 2001. More than offsetting the revenue increases for the Six Months 2002 were higher labor costs and legal fees, which resulted in decreased pre-tax income of 5.2% to $1.9 million for Six Months 2002 compared to $2.0 million for Six Months 2001.

Flood Insurance

Flood experienced growth for Second Quarter 2002 and Six Months 2002 as compared to the same periods a year ago due to the acquisition of two-flood books of business, both in the second half of 2001. This translated into overall growth in servicing fees for Second Quarter 2002 of $4.8 million, an increase of 40.4%, compared to Second Quarter 2001 and $8.8 million for Six Months 2002, an increase of 34.6%, compared to Six Months 2001. Included in these amounts is $
0.4 for Second Quarter 2002 and $ 0.8 for Six Months 2002 from the acquisitions of the two-flood books of business.

Professional Employer Organization (PEO)

The PEO generated $9.4 million of revenue and $0.6 million of pre-tax loss for Second Quarter 2002 compared to $8.7 million of revenue and $0.2 million of pre-tax net loss for the Second Quarter 2001. The PEO also generated $18.5 million of revenue and $0.8 million of net loss for Six Months 2002 compared to $17.7 million of revenue and $0.1 million of net loss for the same period in 2001. We continue to implement new pricing and cost reduction initiatives, including the reduction of our workforce by 27% over prior year. In addition, during the quarter we processed administrative fee increases averaging 10% and workers' compensation increases of 12% over the same period last year. As of June 30, 2002, the PEO has approximately 21,000 worksite lives, consistent with the same period last year. A worksite life is a full time equivalent co-employee of the PEO. The PEO contractually assumes substantial employer rights, responsibilities and risks of its client's employees.

New opportunities exist in the PEO marketplace as smaller companies consolidate or go out of business, and it becomes increasingly difficult for PEOs to secure workers' compensation coverage for their clients. Selective's underwriting experience should enable us to identify the better workers' compensation accounts.


Federal Income Taxes

Total federal income tax expense increased by $0.7 million to $1.7 million for the Second Quarter 2002 and by $0.9 million to $3.1 million for Six Months 2002. The increases reflect higher income for the year primarily attributable to a reduction in underwriting losses. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for the Six Months 2002, was 14.2%, compared to 11.5% for the same period last year. The increase is attributable to improved underwriting results and re-balancing our debt securities portfolio. This re-balancing is increasing our allocation to taxable bonds in order to maximize after-tax yield.


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

The Parent's cash requirements include principal and interest payments on the various senior notes and subordinated debentures, dividends to stockholders and general operating expenses, as well as the cost of shares of common stock repurchased under our common stock repurchase program, which commenced in 1996. As of June 30, 2002, the Parent had repurchased under the stock repurchase program a total of 7.3 million shares of its common stock at a total cost of approximately $140 million. At the May 7, 2002 Board of Directors' Meeting the expiration date of the program was extended to May 31, 2003. There are approximately 700,000 shares remaining under the current 8 million shares repurchase authorization. As indicated on page 27 in our Annual Report to shareholders for the year ended December 31, 2001, the Company has contractual obligations pursuant to notes payable of $24 million in 2003.

The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income. The Parent also has available $50.0 million of unused credit lines. As discussed in Note 5 to the interim consolidated financial statements in this report on Form 10-Q, the Parent sold its software development and program administration operation, PDA, resulting in $15.4 million of cash flow. This amount was paid as a capital contribution to the insurance subsidiaries.

Based upon the 2001 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2002 ordinary dividends in the aggregate amount of $52 million. Effective May 1, 2002, the South Carolina Department of Insurance changed their calculation of ordinary dividends they permit companies to pay. As a result, Selective Insurance Company of South Carolina's ordinary dividend capacity for 2002 was reduced to $1.5 million from $4.6 million. This change decreases the permitted aggregate amount of the ordinary dividend the insurance subsidiaries can pay to Parent in 2002, to $49 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our Consolidated Financial Statements on page 41 of the Annual Report to shareholders for the year ended December 31, 2001. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 73 consecutive years and currently plans to continue to pay quarterly cash dividends.

For Six Months 2002, cash provided by operating activities was $72.4 million compared to $5.0 million for Six Months 2001. The improvement is a result of the significant net premium written growth and improved underwriting results.

Total assets increased 6%, or $162 million, from December 31, 2001 to June 30, 2002. Increased premium volume drove increases in premium receivables of $65 million and deferred policy acquisition costs of $20 million. Invested assets increased $79 million driven by net purchases of $74 million plus a $4 million dollar increase in the net unrealized gains on the portfolio. Securities receivable, classified within other assets, increased $18 million due to bonds sold in late June that did not settle until July 2002.

Total liabilities increased 7%, or $141 million, from December 31, 2001 to June 30, 2002. Increased premium volume is primarily responsible for increases in unearned premium reserves of $73 million. Loss and loss expense reserves increased by $58 million due to growth in insured exposures as well as modest increases in loss trends. Securities payable, classified within other liabilities, increased $18 million due to bonds purchased in late June that did not settle until July 2002.


Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements on page 35 of the Annual Report to shareholders for the year ended December 31, 2001. Note that our preparation of the interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.


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


Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments therefrom are made in the accounting period in which the adjustment arose.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year-ended December 31, 2001.

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

SELECTIVE INSURANCE GROUP, INC.


                                INDEX TO EXHIBITS

Exhibit No.
10.1 Selective Insurance Company of America Deferred Compensation Plan, effective July 1, 2002, (incorporated herein by reference to Exhibit
           99.1 of the Company's Registration Statement on Form S-8, No.
           333-97799).

*10.2      Fifth amendment, dated June 28, 2002, effective through June 27,
           2003, to the $25,000,000 Line of Credit Agreement dated October 22,
           1999, between Wachovia Bank, National Association (formerly known as
           First Union National Bank) and Selective Insurance Group, Inc. and
           Selective Insurance Company of America.

*11        Statement Re: Computation of Per Share Earnings.


*99.1      Chief Executive Officer and Chief Financial Officer certification of
           Form 10-Q.


-----------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SELECTIVE INSURANCE GROUP, INC.
REGISTRANT



By: /s/ Gregory E. Murphy                                       August 13, 2002
-----------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer



By: /s/ Dale A. Thatcher                                        August 13, 2002
-----------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance, Chief Financial Officer and Treasurer