Form 10-Q
period 2002-09-30
SELECTIVE INSURANCE GROUP INC
filed 2002-11-14
CIK 230557

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...September 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission file number: 0-8641

                        SELECTIVE INSURANCE GROUP, INC.
                        _______________________________
             (Exact name of registrant as specified in its charter)

             New Jersey                               22-2168890
_____________________________________    _____________________________________
   State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

           40 Wantage Avenue
        Branchville, New Jersey                           07890
_____________________________________    _____________________________________
   (Address of principal executive                     (Zip Code)
               offices)

                                 (973) 948-3000
                      _____________________________________
                         (Registrant's telephone number,
                               including area code)

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

Common stock, par value $2 per share, outstanding as of October 31, 2002:
26,427,028

                         SELECTIVE INSURANCE GROUP, INC
                          Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------
                                                                                   Unaudited
                                                                                  September 30,      December 31,
(in thousands, except par value per share)                                            2002               2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $134,602-2002; $182,554-2001)                                   $  127,685           175,453
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,597,842-2002; $1,335,656-2001)                            1,710,030         1,369,965
Equity securities, available-for-sale - at fair value
     (cost of:  $116,243-2002; $117,186-2001)                                         182,170           233,703
Short-term investments - (at cost which approximates fair value)                       85,008            19,155
Other investments                                                                      21,336            15,033
                                                                                   ----------        ----------
Total investments                                                                   2,126,229         1,813,309

Cash                                                                                    6,638             7,295
Interest and dividends due or accrued                                                  20,876            23,073
Premiums receivables                                                                  385,806           338,037
Other trade receivables                                                                26,033            29,491
Reinsurance recoverable on paid losses and loss expenses                                7,628            14,405
Reinsurance recoverable on unpaid losses and loss expenses                            161,337           166,511
Prepaid reinsurance premiums                                                           49,070            39,932
Current federal income tax                                                              4,119             5,945
Deferred federal income tax                                                             2,969             9,416
Real estate, furniture, equipment, and software development                            50,739            55,363
Deferred policy acquisition costs                                                     154,050           131,651
Goodwill                                                                               42,808            46,495
Other assets                                                                           25,559            20,717
                                                                                   ----------        ----------
     Total assets                                                                  $3,063,861         2,701,640
                                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                 $1,211,720         1,133,673
Reserve for loss expenses                                                             166,553           164,665
Unearned premiums                                                                     581,238           485,713
Senior convertible notes                                                              100,732                 -
Notes payable                                                                         152,643           152,643
Other liabilities                                                                     211,649           173,786
                                                                                   ----------        ----------
     Total liabilities                                                              2,424,535         2,110,480
                                                                                   ----------        ----------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 40,583,975-2002; 39,588,746-2001                                          81,168            79,177
Additional paid-in capital                                                             91,030            77,126
Retained earnings                                                                     554,196           536,188
Accumulated other comprehensive income                                                115,775            98,037
Treasury stock - at cost (shares: 14,161,434-2002; 14,056,403-2001)                  (194,720)         (192,284)
Deferred compensation expense and notes receivable from stock sales                    (8,123)           (7,084)
                                                                                   ----------        ----------
     Total stockholders' equity                                                       639,326           591,160
                                                                                   ----------        ----------

     Total liabilities and stockholders' equity                                    $3,063,861         2,701,640
                                                                                   ==========        ==========

See accompanying notes to unaudited interim consolidated financial statements.

                        SELECTIVE INSURANCE GROUP, INC.
                       Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------
                                                            Unaudited                      Unaudited
                                                          Quarter ended                Nine Months ended
                                                           September 30,                  September 30,
(in thousands, except per share amounts)                2002          2001             2002          2001
-----------------------------------------------------------------------------------------------------------
Revenues:
Net premiums written                                  $267,439       235,956         $817,171       711,569
Net increase in unearned premiums and prepaid
   reinsurance premiums                                (15,448)      (13,709)         (86,387)      (60,039)
                                                      --------      --------         --------      --------
Net premiums earned                                    251,991       222,247          730,784       651,530
Net investment income earned                            24,493        23,655           74,097        71,383
Net realized gains                                       1,521         2,829            1,219         5,233
Diversified insurance services revenue                  21,321        18,287           60,873        52,493
Other income                                             1,134           600            2,874         2,062
                                                      --------      --------         --------      --------
   Total revenues                                      300,460       267,618          869,847       782,701
                                                      --------      --------         --------      --------

Expenses:
Losses incurred                                        157,342       147,608          457,136       421,002
Loss expenses incurred                                  25,632        25,159           75,815        67,338
Policy acquisition costs                                79,071        66,534          224,499       198,308
Dividends to policyholders                               1,358         2,292            4,685         6,092
Interest expense                                         3,452         3,645           10,457        10,938
Diversified insurance services expenses                 19,416        21,425           55,975        52,777
Other expenses                                             350         1,663            5,684         7,475
                                                      --------      --------         --------      --------
   Total expenses                                      286,621       268,326          834,251       763,930
                                                      --------      --------         --------      --------

Income (loss) from continuing operations,
   before federal income tax                            13,839          (708)          35,596        18,771
                                                      --------      --------         --------      --------

Federal income tax expense(benefit) :
Current                                                  3,904        (4,496)           9,067         (2669)
Deferred                                                (1,177)        1,513           (3,250)        1,925
                                                      --------      --------         --------      --------
   Total federal income tax (benefit)                    2,727        (2,983)           5,817          (744)
                                                      --------      --------         --------      --------

Loss from discontinued operations, net of tax                -          (209)            (708)         (258)
Gain on disposition of discontinued operations,              -             -              586             -
   net of tax
                                                      --------      --------         --------      --------
   Total discontinued operations, net of tax                 -          (209)            (122)         (258)
                                                      --------      --------         --------      --------

Net income                                            $ 11,112         2,066         $ 29,657        19,257
                                                      ========      ========         ========      ========

Earnings per share:
   Basic net income from continuing operations        $   0.43          0.09         $   1.18          0.79
   Basic net (loss) from discontinued operations             -         (0.01)               -         (0.01)
                                                      --------      --------         --------      --------
   Basic net income                                       0.43          0.08             1.18          0.78

   Diluted net income from continuing operations      $   0.41          0.09         $   1.11          0.74
   Diluted net (loss) from discontinued operations           -         (0.01)               -         (0.01)
                                                      --------      --------         --------      --------
   Diluted net income                                     0.41          0.08             1.11          0.73
                                                             -
Dividends to stockholders                             $   0.15          0.15         $   0.45          0.45

See accompanying notes to unaudited interim consolidated financial statements.

                        SELECTIVE INSURANCE GROUP, INC.
                Consolidated Statements of Stockholders' Equity

----------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited
                                                                                      Nine Months ended
                                                                                         September 30,
(in thousands, except per share amounts)                                        2002                      2001
----------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                                   $  79,177                    77,568
   Dividend reinvestment plan
     (shares: 35,294-2002; 24,806-2001)                                       71                        71
   Convertible subordinated debentures
     (shares: 347,312-2002; 1,835-2001)                                      695                         9
   Stock purchase and compensation plans
     (shares: 612,623-2002; 512,749-2001)                                  1,225                     1,158
                                                                       ---------                  --------
   End of period                                                          81,168                    78,806
                                                                       ---------                  --------

Additional paid-in capital:
   Beginning of year                                                      77,126                    63,074
   Dividend reinvestment plan                                                790                       786
   Convertible subordinated debentures                                     1,764                        24
   Stock purchase and compensation plans                                  11,350                    10,565
                                                                       ---------                  --------
   End of period                                                          91,030                    74,449
                                                                       ---------                  --------

Retained earnings:
   Beginning of year                                                     536,188                   525,669
   Net income                                                             29,657      29,657        19,257      19,257
   Cash dividends to stockholders ($0.45 per share)                      (11,649)                  (11,381)
                                                                       ---------                  --------
   End of period                                                         554,196                   533,545
                                                                       ---------                  --------

Accumulated other comprehensive income:
   Beginning of year                                                      98,037                    99,325
   Other comprehensive income(loss), increase (decrease) in net unrealized gains on available-for-sale securities,
     net of deferred income tax effect                                    17,738      17,738        (1,432)     (1,432)
                                                                       ---------      ------      --------      ------
   End of period                                                         115,775                    97,893
                                                                       ---------                  --------
               Comprehensive income                                                   47,395                    17,825
                                                                                      ======                    ======

Treasury stock:
   Beginning of year                                                    (192,284)                 (181,552)
   Acquisition of treasury stock
     (shares: 105,031-2002; 346,125-2001)                                 (2,436)                   (7,998)
                                                                       ---------                  --------
   End of period                                                        (194,720)                 (189,550)
                                                                       ---------                  --------

Deferred compensation expense and notes receivable from stock sales:
   Beginning of year                                                      (7,084)                   (6,287)
   Deferred compensation expense                                          (3,784)                   (4,486)
   Amortization of deferred compensation expense and
     amounts received on notes                                             2,745                     2,411
                                                                       ---------                  --------
   End of period                                                          (8,123)                   (8,362)
                                                                       ---------                  --------

Total stockholders' equity                                             $ 639,326                   586,781
                                                                       =========                  ========

See accompanying notes to unaudited interim consolidated financial statements.

                        SELECTIVE INSURANCE GROUP, INC.
                     Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Unaudited
                                                                                                       Nine Months ended
                                                                                                            September,
(in thousands)                                                                                          2002           2001
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                                          $   29,657        19,257
                                                                                                    ----------       -------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                                         75,812        13,406
Increase in unearned premiums, net of prepaid reinsurance premiums                                      86,387        60,039
Federal income tax                                                                                      (1,419)       (1,699)
Depreciation and amortization                                                                            9,357        11,378
Increase in premiums receivables                                                                       (47,769)      (54,514)
Increase in other trade receivables                                                                       (394)       (4,564)
Increase in deferred policy acquisition costs                                                          (22,399)      (17,694)
Decrease in interest and dividends due or accrued                                                        2,197         1,843
Decrease (increase)  in reinsurance recoverable on paid losses and loss expenses                         6,777        (1,689)
Net realized (gains) on investments                                                                     (1,219)       (5,233)
Net realized (gain) on sale of subsidiary                                                                 (901)            -
Other-net                                                                                               (5,733)       15,365
                                                                                                    ----------       -------
Net adjustments                                                                                        100,696        16,638
                                                                                                    ----------       -------
Net cash provided by operating activities                                                              130,353        35,895
                                                                                                    ----------       -------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                       (582,691)     (205,616)
Purchase of equity securities, available-for-sale                                                       (7,769)      (59,771)
Purchase of other investments                                                                           (6,312)         (830)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of $1,127)          (3,139)          (97)
Sale of subsidiary (net of cash of $385)                                                                15,421             -
Sale of debt securities, available-for-sale                                                            181,085        24,007
Redemption and maturities of debt securities, held-to-maturity                                          47,940        41,188
Redemption and maturities of debt securities, available-for-sale                                       133,632        75,545
Sale of equity securities, available-for-sale                                                           15,940        54,968
Proceeds from other investments                                                                              9             8
Increase in net payable for security transactions                                                       55,672         1,630
Net additions to real estate, furniture, equipment and software development                             (8,833)       (4,911)
                                                                                                    ----------       -------
Net cash (used in) investing activities                                                               (159,045)      (73,879)
                                                                                                    ----------       -------

FINANCING ACTIVITIES
Dividends to stockholders                                                                              (11,649)      (11,381)
Acquisition of treasury stock                                                                           (2,436)       (7,998)
Net proceeds from issuance of senior convertible notes                                                  98,214             -
Net proceeds from dividend reinvestment plan                                                               861           857
Net proceeds from stock purchase and compensation plans                                                 12,575        11,723
Increase in deferred compensation expense and amounts received on notes receivable from stock sales
                                                                                                        (3,677)       (4,448)
                                                                                                    ----------       -------
Net cash provided by (used in) financing activities                                                     93,888       (11,247)
                                                                                                    ----------       -------

Net increase (decrease) in short-term investments and cash                                              65,196       (49,231)
Short-term investments and cash at beginning of year                                                    26,450       104,667
                                                                                                    ----------       -------
Short-term investments and cash at end of period                                                    $   91,646        55,436
                                                                                                    ==========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                                            $    9,364         9,654
Federal income tax                                                                                       6,600             -
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                        2,459            33

See accompanying notes to unaudited interim consolidated financial statements.

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

3.       ADOPTION OF ACCOUNTING PRONOUNCEMENTS

         As of January 1, 2002 we adopted Financial Accounting Standards Board
         (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. The statement is applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. No such impairments were recorded during the three months ended September 30, 2002 (Third Quarter 2002) or the nine months ended September 30, 2002 (Nine Months
         2002). Goodwill amortization expense is included in other expenses on the Consolidated Statements of Income and mainly in the Diversified Insurance Services segment. The following table shows net income and earnings per share as if FAS 142 had been adopted during those periods presented:

                                                              UNAUDITED,                      UNAUDITED,
                                                            QUARTER ENDED                    NINE MONTHS
                                                             SEPTEMBER 30,                ENDED SEPTEMBER 30,
         ($ in thousands)                                   2002          2001             2002           2001
         -------------------------------------------------------------------------------------------------------
         Reported net income                             $  11,112        2,066         $  29,657        19,257
         Add back: Goodwill amortization, net of tax             -          564                 -         1,683
                                                         ---------      -------         ---------      --------
         Adjusted net income                             $  11,112        2,630         $  29,657        20,940
                                                         =========      =======         =========      ========
         Adjusted basic earnings per share               $    0.43         0.11         $    1.18          0.85
         Adjusted diluted earnings per share             $    0.41         0.10         $    1.11          0.79

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

5.       DISCONTINUED OPERATIONS

         In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc.
         (PDA). During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA for proceeds of $16.5 million at a net gain of $0.6 million. This gain is included in the (loss) from discontinued operations, on the Consolidated Statements of Income. The tax (benefit) included in the (loss) from discontinued operations was $(0.4) million for Nine Months 2002. The comparable amounts in 2001 are $(0.1) million for the Third Quarter 2001 and $(0.1) million for Nine Months 2002. The amount of tax expense for the Nine Months 2002 for the gain on disposition of discontinued operations is $0.4 million. We have reclassified our September 30, 2001 interim consolidated financial statements to present the operating results of PDA as a discontinued operation.

         Operating results from discontinued operations are as follows:

                                                                UNAUDITED,                          UNAUDITED,
                                                              QUARTER ENDED                        NINE MONTHS
                                                               SEPTEMBER 30,                    ENDED SEPTEMBER 30,
         (in thousands)                                    2002           2001                    2002        2001
         ----------------------------------------------------------------------------------------------------------
         Net revenue                                       $  -          4,338                 $   8,186     13,857
         Pre-tax loss                                         -           (293)                   (1,085)      (325)
         Net loss                                             -           (209)                     (708)      (258)
         Gain on disposition, net of tax                   $  -              -                 $     586          -

6.       SEGMENT INFORMATION

         The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments:
         Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations is evaluated based on its underwriting results prepared in accordance with accounting principles generally accepted in the United States of America (GAAP); Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. Our Diversified Insurance Services segment consists of managed care, flood insurance and human resource administration outsourcing (HR outsourcing) operations. The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations. Prior year software development and program administration amounts have been reclassified as discontinued operations. See Note 5 of this report on Form 10-Q for further discussion of discontinued operations.

         Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $6 million for the Third Quarter 2002 and $26 million for Nine Months 2002, compared to $4 million for Third Quarter 2001 and $11 million for Nine Months 2001. These transactions were eliminated in all consolidated financial statements.

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

         The following summaries present revenues (net investment income and net realized gains or losses in the case of the investments segment) and pre-tax income for the individual segments:

REVENUE FROM CONTINUING OPERATIONS BY SEGMENT

                                                           Unaudited,                   Unaudited,
                                                         Quarter ended              Nine Months ended
                                                         September 30,                 September 30,
                                                   ------------------------      -----------------------
(in thousands)                                        2002          2001            2002         2001
-------------------------------------------------  ----------    ----------      ----------   ----------
INSURANCE OPERATIONS:

Commercial lines net premiums earned               $  201,819       171,306      $  582,049     499,107
Personal lines net premiums earned                     50,172        50,941         148,735     152,423
                                                   ----------       -------      ----------     -------
Total insurance operations revenues                   251,991       222,247         730,784     651,530

INVESTMENTS:

Net investment income                                  24,493        23,655          74,097      71,383
Net realized gain on investments                        1,521         2,829           1,219       5,233
                                                   ----------       -------      ----------     -------
Total investment revenues                              26,014        26,484          75,316      76,616

DIVERSIFIED INSURANCE SERVICES:
Managed care                                            5,845         5,126          17,243      14,371
Flood insurance                                         5,268         4,376          14,036      10,888
Human resource administration outsourcing               9,753         8,372          28,229      26,048
Other                                                     455           413           1,365       1,186
                                                   ----------       -------      ----------     -------
Total Diversified Insurance Services revenues          21,321        18,287          60,873      52,493
Other income                                            1,134           600           2,874       2,062
                                                   ==========       =======      ==========     =======
  TOTAL REVENUES FROM CONTINUING OPERATIONS        $  300,460       267,618      $  869,847     782,701
                                                   ==========       =======      ==========     =======

INCOME OR (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAX BY SEGMENT

                                                           Unaudited,                   Unaudited,
                                                         Quarter ended              Nine Months ended
                                                         September 30,                 September 30,
                                                    -----------------------      ------------------------
(in thousands)                                         2002          2001           2002         2001
--------------------------------------------------  ----------    ---------      ----------   -----------
INSURANCE OPERATIONS:
Commercial lines underwriting                       $   (5,818)      (6,881)     $  (15,785)      (23,928)
Personal lines underwriting                             (4,302)     (12,667)        (14,694)      (19,363)
                                                    ----------      -------      ----------       -------
Underwriting loss, before federal income tax           (10,120)     (19,548)        (30,479)      (43,291)

INVESTMENTS:
Net investment income                                   24,493       23,655          74,097        71,383
Net realized gain on investments                         1,521        2,829           1,219         5,233
                                                    ----------      -------      ----------       -------
Total investment income, before federal income tax      26,014       26,484          75,316        76,616

DIVERSIFIED INSURANCE SERVICES:
Managed care                                               549        1,023           2,464         3,044
Flood insurance                                          1,374          838           3,028         1,589
Human resource administration outsourcing                  (37)      (5,053)           (885)       (5,178)
Other                                                       19           55             291           261
                                                    ----------      -------      ----------       -------
Total Diversified Insurance Services, income
(loss) before federal income tax                         1,905       (3,137)          4,898          (284)
                                                    ----------      -------      ----------       -------

TOTAL ALL SEGMENTS                                      17,799        3,799          49,735        33,041
Interest expense                                        (3,452)      (3,645)        (10,457)      (10,938)
General corporate expenses                                (508)        (862)         (3,682)       (3,332)
                                                    ----------      -------      ----------       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS,
BEFORE FEDERAL INCOME TAX                           $   13,839         (708)     $   35,596        18,771
                                                    ==========      =======      ==========       =======

7.       REINSURANCE

         The following is a table of assumed and ceded amounts by income statement caption:

                                                         Unaudited,                         Unaudited,
                                                       Quarter ended                    Nine Months ended
                                                        September 30,                      September 30,
-------------------------------------------------------------------------------------------------------------
(in thousands)                                       2002           2001                2002           2001
-------------------------------------------------------------------------------------------------------------
Premiums written:
Assumed                                          $    9,531          6,537         $    18,946        14,052
Ceded (1)                                           (40,165)       (32,253)           (103,546)      (83,378)

Premiums earned:
Assumed                                               6,276          4,179              15,849        11,432
Ceded (1)                                           (33,270)       (24,797)            (94,408)      (75,268)

Losses incurred:
Assumed                                               5,508          3,772              14,425        12,616
Ceded (2)                                            (6,897)       (19,678)            (28,622)      (58,804)

Loss expenses incurred:
Assumed                                                 424            204               1,043           598
Ceded                                                  (637)          (124)             (1,984)       (1,213)

(1)  Ceded premiums written and earned increased for Third Quarter
     2002 and Nine Months 2002 when compared to the same periods in the prior year due to: i) increased Flood business ceded 100% to the National Flood Insurance Program; ii) overall direct premiums written increases; and iii) increased reinsurance rates. Flood business is included in the above amounts as follows:


                                                  Unaudited,                         Unaudited,
                                                 Quarter ended                    Nine Months ended
                                                 September 30,                      September 30,
     -------------------------------------------------------------------------------------------------
     (in thousands)                           2002           2001                2002           2001
     -------------------------------------------------------------------------------------------------
     Ceded premiums written               $  (15,314)       (12,675)            (40,736)      (31,762)
     Ceded premiums earned                   (12,590)        (8,581)            (35,061)      (26,352)
     Ceded losses incurred                    (2,422)        (5,472)             (4,203)       (9,882)
     Ceded loss expenses incurred               (102)          (172)               (298)         (421)

     Additionally, increases in direct premiums written and reinsurance rates produced an increase in ceded premiums written of approximately $4.5 million for Third Quarter 2002 and 11.6 million for Nine Months 2002, when compared to the same periods last year.

(2)  Ceded losses decreased for Third Quarter 2002 and the Nine
     Months 2002 compared to the corresponding periods in the prior year due to: i) a decrease in casualty losses of $5 million for the Third Quarter 2002 and $9 million for the Nine Months 2002, and a decrease in property losses of $14 million for the Nine Months 2002; and ii) decrease in direct flood losses that we 100% ceded to National Flood Insurance Program (see table above).

Our property and casualty excess of loss treaties were renewed effective July 1, 2002. Under our casualty treaty, the Company retains the first $2 million of any casualty loss as well as 25% of the next $3 million in losses in excess of the $2 million retention. In 2001, the Company retained 15% of this layer. The casualty program provides coverage of $48 million in excess of the Company's $2 million retention. The casualty contract includes one annual aggregate limit by coverage layer for a terrorism loss. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The underlying policies exclude nuclear losses, however, biological and chemical losses are covered to some extent on most policies.

The property excess of loss structure remained unchanged with coverage of up to $13 million per risk in excess of the Company's retention of $2 million. This treaty includes terrorism coverage for all risks that are under $50 million in total insured value, with annual aggregate limits of $9 million for the first layer, $15 million for the second layer and $10 million for the third layer. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The underlying policies exclude nuclear losses, however, biological and chemical losses are covered to some extent on most policies.

The estimated reinsurance cost for the property and casualty excess of loss treaties is projected to be approximately $8 million higher for the contract year ending June 2003, compared to the contract year ending June 2002.

8.       COMPREHENSIVE INCOME

         The Company's comprehensive income for Third Quarter 2002, Nine Months 2002, and the corresponding periods in the prior year are:

                                                     UNAUDITED,                 UNAUDITED,
                                                   QUARTER ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
(in thousands)                                     2002        2001            2002         2001
-------------------------------------------------------------------------------------------------
Net income                                      $  11,112      2,066        $  29,657      19,257

Other comprehensive income(loss),
   increase(decrease) in net unrealized gains
   on available-for-sale securities, net of
   deferred income tax effect                      15,315       (604)          17,738      (1,432)
                                                ---------      -----        ---------      ------
Comprehensive income                            $  26,427      1,462        $  47,395      17,825
                                                =========      =====        =========      ======

9.       CONCENTRATION OF CREDIT RISK

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our professional employer organization (PEO), a component of our HR outsourcing operation. A PEO contractually assumes substantial employer rights, responsibilities and risks of its clients' employees, who are considered co-employees. The PEO's accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by its clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Accrued PEO payroll and related service fees were $17.0 million as of September 30, 2002 and $16.3 million as of September 30, 2001. Certain states limit a PEO's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued PEO payroll.

         In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the PEO contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of September 30, 2002 the maximum exposure to any one account for earned payroll is approximately $0.9 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

         HR outsourcing is also subject to geographic concentration. Approximately 40% of PEO client payroll is within the state of Florida. Other east coast states, including Georgia, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Pennsylvania, New York, and Delaware account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the HR outsourcing operations.

10.      DEBT

         On September 24, 2002 the Company issued $265,000,000 aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes) due September 24, 2032 at a discount of 61.988% resulting in an effective yield of 4.25%. The Company recorded gross proceeds of $100.7 million along with $2.5 million of deferred charges, which are amortized over the life of the note, in connection with debt issuance costs. $72 million of the net proceeds have been used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt obligations. The Company paid as a capital contribution $30 million to the Company's insurance operating subsidiaries. Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the greater of (a) any regular cash dividends per share paid by the Company on our common stock during that quarterly period multiplied by the then applicable conversion rate or
         (b) $0.15 multiplied by 12.9783. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of the Company's common stock at a conversion price of $29.29. Holders may also surrender Convertible Notes for conversion only during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's

         Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

         On October 22, 2002, the initial purchasers of the Convertible Notes exercised their overallotment option in full. This exercise generated additional net proceeds of $14.9 million. All terms and conditions of the overallotment are consistent with the original offering.

11.      COMMITMENTS

         Included in other investments is approximately $21 million of investments in limited partnerships as of September 30, 2002, and $15 million as of December 31, 2001. At September 30, 2002 the Company has an additional investment commitment of up to $18 million. There is no certainty that any additional investment will be required.

FORWARD LOOKING STATEMENTS

Some of the statements in this report, including information included or incorporated by reference, are not historical facts and therefore may be considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). These statements use words such terms as "believes", "expects", "may", "will", "should", "anticipates", "benefits", the negatives thereof, and other similar words, and, among other things describe our current strategies, opinions, expectations of future results and other forward-looking information. We derive forward-looking information from information we currently have and numerous assumptions which we make. We cannot assure that results, which we anticipate, will be achieved, since results may differ materially because of both known and unknown risks and uncertainties, which we face.

Factors, which could cause actual results to differ materially from our expectations, include but are not limited to:

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

RESULTS OF OPERATIONS

The following discussion is a comparison of the three months ended September 30, 2002 (Third Quarter 2002) and the nine months ended September 30, 2002 (Nine Months 2002) to the three months ended September 30, 2001 (Third Quarter
2001) and the nine months ended September 30, 2001 (Nine Months 2001).

Our net income was $11.1 million, or $0.41 per diluted share, for Third Quarter 2002 compared to $2.1 million, or $0.08 per diluted share, for Third Quarter 2001. Net income was $29.7 million, or $1.11 per diluted share, for Nine Months 2002 compared to $19.3 million, or $0.73 per diluted share, for Nine Months 2001. Operating income was $10.1 million, or $0.38 per diluted share, for Third Quarter 2002 compared to $0.4 million, or $0.02 per diluted share, for Third Quarter 2001. Operating income was $29.0 million, or $1.08 per diluted share, for Nine Months 2002 compared to $16.1 million, or $0.61 per diluted share, for Nine Months 2001. Operating income, which differs from net income by the exclusion of realized gains or losses on investment sales, is used as an important financial measure by management, analysts and investors, but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations are evaluated by the Company based on their GAAP underwriting results; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our Consolidated Financial Statements on pages 35 through 37 of our 2001 Annual Report to Shareholders (incorporated herein by reference to Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2001) and the section entitled "Critical Accounting Policies" beginning on page 18 of this report on Form 10-Q. See Note 6 to the September 30, 2002 unaudited interim consolidated financial statements on pages 7 and 8 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

INSURANCE OPERATIONS SEGMENT

                                                         Unaudited,                    Unaudited,
                                                       Quarter ended               Nine Months ended
                                                       September 30,                  September 30,
($ in thousands)                                    2002           2001            2002         2001
                                                  --------       -------         --------      -------
GAAP INSURANCE OPERATIONS RESULTS

Net premiums written                              $267,439       235,956         $817,171      711,569
                                                  ========       =======         ========      =======
Net premiums earned                               $251,991       222,247         $730,784      651,530
Losses and loss expenses incurred                  182,974       172,767          532,951      488,340
Net underwriting expenses incurred                  77,779        66,736          223,627      200,389
Dividends to policyholders                           1,358         2,292            4,685        6,092
                                                  --------      --------         --------      -------
Underwriting loss                                 $(10,120)      (19,548)        $(30,479)     (43,291)
                                                  --------      --------         --------      -------
GAAP RATIOS:
Loss and loss expense ratio                           72.6%         77.7             72.9%        75.0
Underwriting expense ratio                            30.9%         30.0             30.6%        30.8
Dividends to policyholders ratio                       0.5%          1.0              0.7%         0.9
                                                  --------      --------         --------     --------
Combined ratio                                       104.0%        108.7            104.2%       106.7
                                                  ========      ========         ========     ========

Net premiums written for Third Quarter 2002 increased approximately $31 million, or 13%, to $267 million, and $106 million, or 15%, to $817 million for Nine Months 2002 when compared to the corresponding period in the prior year. Net premiums written include new business of $53 million for Third Quarter 2002 and $180 million for Nine Months 2002 compared to $45 million for Third Quarter 2001 and $142 million for Nine Months 2001. The growth in net premiums written reflects renewal premium increases in commercial lines of 20% for Third Quarter 2002 and 19% for Nine Months 2002.

The overall combined ratio for Third Quarter 2002 decreased 4.7 points to 104.0% due to a decrease in the ratio of losses and loss expenses incurred to net premiums earned when compared to the Third Quarter 2001. The Third Quarter 2001 loss and loss expense ratio of 77.7% included 3.6 points resulting from an $8 million pre-tax charge taken to increase loss reserves for the New Jersey personal automobile line of business.

The overall combined ratio for Nine Months 2002 decreased 2.5 points to 104.2% from 106.7% in Nine Months 2001. The improvement primarily reflects: (i) the ongoing impact of price increases in our commercial lines business which comprises over 80% of our insurance operations; and (ii) the impact of the $8 million reserve increase taken in 2001. Overall, earned premium increases are exceeding loss trends by over 7 points.

The underwriting expense ratio increased to 30.9%, for Third Quarter 2002 compared to 30.0% for Third Quarter 2001. This is in line with our expectations, as is the run rate of 30.6% for the Nine Months 2002 compared to 30.8% for Nine Months 2001. Certain costs that vary with premium volume declined, mainly direct commission expense due to lower commissions paid to independent insurance agents. Because expenses are recognized in relation to earned premium, these savings do not immediately impact our results, but will have an impact in future periods.

Our strategic initiatives which are designed to reduce costs and/or increase business include: i) One & Done - streamlined processing for small commercial lines accounts, and Two & Done - a hybrid program that combines some of the straight-through processing advantages of One & Done, with some limited in-house underwriting; ii) the Mobile Claim System; and iii) CLAS - Commercial Lines Automated Underwriting system. CLAS provides agents with direct web access to our commercial lines underwriting system. As a result of these pricing and expense initiatives, productivity, as measured by fiscal year net premiums written per Insurance Operations employee, was approximately $580,000 for the twelve-month period ended September 30, 2002, up from $504,000 for the same period last year. These initiatives are expected to continue to reduce our expense ratio and increase our productivity measure.

Commercial Lines Underwriting

                                                          Unaudited,                        Unaudited,
COMMERCIAL LINES                                        Quarter ended                   Nine Months ended
                                                        September 30,                      September 30,
($ in thousands)                                    2002            2001               2002             2001
                                                  --------         -------           --------          -------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                              $215,265         186,573           $662,026          558,137
                                                  ========         =======           ========          =======
Net premiums earned                               $201,819         171,306           $582,049          499,107
Losses and loss expenses incurred                  142,099         122,564            412,001          357,944
Net underwriting expenses incurred                  64,180          53,331            181,148          158,999
Dividends to policyholders                           1,358           2,292              4,685            6,092
                                                  --------         -------           --------          -------
Underwriting loss                                 $ (5,818)         (6,881)          $(15,785)         (23,928)
                                                  --------         -------           --------          -------
GAAP RATIOS:
Loss and loss expense ratio                           70.4%           71.5               70.8%            71.7
Underwriting expense ratio                            31.8%           31.1               31.1%            31.9
Dividends to policyholders ratio                       0.7%            1.3                0.8%             1.2
                                                  --------         -------           --------          -------
Combined ratio                                       102.9%          103.9              102.7%           104.8
                                                  ========         =======           ========          =======

Commercial Lines Underwriting accounted for over 80% of net premiums written during Third Quarter 2002 and Nine Months 2002. Net premiums written increased $29 million, or 15%, for Third Quarter 2002, and $104 million, or 19%, for Nine Months 2002 when compared to the same periods in 2001.

Net premiums written included $45 million in net new business written for Third Quarter 2002, an increase of 13% compared to $40 million in Third Quarter 2001. Nine Months 2002 included $155 million in net new business written, a 27% increase over $122 million for Nine Months 2001.

We are taking advantage of the positive pricing trends in the marketplace and the continued price increases are expected to favorably impact our overall results. For Third Quarter 2002 and for Nine Months 2002, we increased average renewal premium year over year by approximately 19%.

For Third Quarter 2002, the Commercial Lines combined ratio decreased 1.0 points to 102.9% compared to Third Quarter 2001. The ratio decreased 2.1 points to 102.7% for Nine Months 2002 when compared to Nine Months 2001. These ratio's declined despite 1.1 points of additional catastrophe losses in Third Quarter 2002 and 0.9 points in Nine Months 2002. The lower combined ratio for 2002 reflects the ongoing impact of price increases and our various underwriting initiatives. Our commercial lines earned premium increases outpaced loss trends by 7 points.

Personal Lines Underwriting

                                                      Unaudited,               Unaudited,
                                                     Quarter ended          Nine Months ended
PERSONAL LINES                                       September 30,            September 30,
($ in thousands)                                   2002        2001         2002         2001
                                                 --------    -------      --------     -------
GAAP INSURANCE OPERATION RESULTS
Net premiums written                              $52,174     49,383      $155,145     153,432
                                                  =======    =======      ========     =======
Net premiums earned                               $50,172     50,941      $148,735     152,423
Losses and loss expenses incurred                  40,875     50,203       120,950     130,396
Net underwriting expenses incurred                 13,599     13,405        42,479      41,390
                                                  -------    -------      --------     -------
Underwriting loss                                 $(4,302)   (12,667)     $(14,694)    (19,363)
                                                  -------    -------      --------     -------
GAAP RATIOS:
Loss and loss expense ratio                          81.5%      98.6          81.3%       85.5
Underwriting expense ratio                           27.1%      26.3          28.6%       27.2
                                                  -------    -------      --------     -------
Combined ratio                                      108.6%     124.9         109.9%      112.7
                                                  =======    =======      ========     =======

Personal Lines Underwriting accounted for approximately 20% of net premiums written for Third Quarter 2002 and 19% for Nine Months 2002 compared to 21% for Third Quarter 2001 and 22% for Nine Months 2001. Personal Lines net premiums written increased $3 million, or 6%, to $52 million for Third Quarter 2002 when compared to Third Quarter 2001 and included net new business written of $8 million compared to $5 million in Third Quarter 2001. Personal Lines net premiums written increased $2 million, or 1%, to $155 million for Nine Months 2002 when compared to Nine Months 2001. Both periods included net new business written of $20 million.

The Personal Lines combined ratio was 108.6% for Third Quarter 2002, down 16.3 points from the same period in 2001. The decrease reflects 15.7 points from the $8 million reserve increase to New Jersey Personal Automobile loss reserves taken in Third Quarter 2001 discussed earlier and improved results in our homeowners line of business in our nine other personal lines states due to stricter underwriting.

The Personal Lines combined ratio was 109.9% for Nine Months 2002, down 2.8 points from the same period in 2001. The decrease includes 5.3 points attributable to the Third Quarter 2001 reserve increase noted above, partially offset by an increase of 1.5 points due to increased weather-related catastrophes in Nine Months 2002 compared to the same period last year.

Our New Jersey Private Passenger Automobile combined ratio decreased to 106.9% for Third Quarter 2002, compared to a 143.8% for Third Quarter 2001. For Nine Months 2002 this combined ratio decreased to 108.0% compared to 121.9% for Nine Months 2001. The decreases reflect the impact of the loss reserve increase taken in Third Quarter 2001, discussed earlier, and the positive impact of rate and tier changes implemented over the last 12 months. Our average premium per vehicle was up more than 10% for the quarter, reflecting the price initiatives over the last year. Our commissions paid decreased $0.8 million for the Third Quarter 2002 when compared to Third Quarter 2001 and $3.5 million for Nine Months 2002, compared to Nine Months 2001. Our number of insured vehicles declined 6.4% from December 31, 2001, due to declining new business submissions, bringing our market share down to about 2.3%, from a high of 4.1% in 1997 and 2.5% as of Nine Months 2001.

In our nine other personal lines states, net premiums written were up 9% for Third Quarter 2002, when compared to Third Quarter 2001. We continue to implement price increases, tier changes and other underwriting actions to improve these results. Efforts to control our exposure in our New York personal lines due to the challenging state regulatory environment are underway. For Nine Months 2002, we decreased the number of personal lines vehicles written by 12% when compared to the same period last year, while average premium per vehicle increased 11%. New York personal auto represents only 1% of our overall net premiums written.

In these nine states, 2001 price and tier changes of 15% for auto and 8% for homeowners are continuing to impact net premiums earned. Automobile rate increases totaling almost 7% have already been approved in 2002. In our homeowners' line, rate increases totaling more than 9% have been approved so far this year, with an additional 4% pending with various insurance departments. We are aggressively pursuing additional rate increases and tier changes in 2003, as personal lines prices push upward industry-wide. Although we have experienced limited claims due to mold and do not write business in the most exposed states, we will be adding the Insurance Services Office mold exclusion endorsement to all homeowner renewals starting in the fourth quarter. We will take this action in all states where the endorsement was approved, which currently includes New Jersey and seven of our other personal lines states.

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

Our property and casualty excess of loss treaties were renewed effective July 1, 2002, with significant, although expected, increases in premium rates and changes in the structure. The reinsurance market continues to be constrained following the heavy losses sustained by the industry from the September 11th attacks, as well as concerns about industrywide asbestos and environmental claims. Given the location and size of our insured risks, we tend to have less exposure to these claims, but they still impact us. Under our casualty treaty, the Company retains the first $2 million of any casualty loss as well as 25% of the next $3 million in losses in excess of the $2 million retention. In 2001, the Company retained 15% of this layer. The casualty program provides coverage of $48 million in excess of the Company's $2 million retention. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold or cyber risk. The property excess of loss structure remained unchanged with coverage excess of up to $13 million per risk in excess of the Company's retention of $2 million. This treaty includes terrorism coverage for all risks that are under $50 million in total insurable value, with annual aggregate limits of $9 million for the first layer, $15 million for the second layer and $10 million for the third layer. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold or cyber risks in this contract. The underlying policies for both of these treaties exclude nuclear losses, however, biological and chemical losses are covered to some extent on most policies.

The estimated reinsurance cost for the property and casualty excess of loss treaties is projected to be approximately $8 million higher for the contract year ending June 2003, compared to the contract year ending June 2002.

INVESTMENTS SEGMENT

Net investment income earned was $24 million for both Third Quarter 2002 and Third Quarter 2001, and $74 million for Nine Months 2002 compared to $71 million for Nine Months 2001. Net investment income earned after-tax was $18 million for both Third Quarter 2002 and Third Quarter 2001 and $55 million for both Nine Months 2002 and Nine Months 2001. We had a 3.9% annualized after-tax investment yield for Nine Months 2002, down slightly from 4.1% in 2001 reflecting the lower yields currently available for investment. These lower rates will cause additional downward pressure on investment income over the remainder of the year; however, the higher level of invested assets, from our senior convertible note issuance, will more than offset this, yielding modest growth in investment income.

The Company realized after-tax investment gains of $1.0 million in Third Quarter 2002 and $0.8 million in Nine Months 2002, compared to realized after-tax investment gains of $1.8 million and $3.4 million for the same periods in 2001. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning considerations. The Company reviews its investment portfolio quarterly for other than temporary declines in market value. When the decline in the fair market value of an individual security is deemed to be other than temporary, the difference between cost and fair market value is charged to income as a realized investment loss. The Company recorded $6.5 million, before tax, for the Nine Months 2002, $1.2 million, before tax for the Third Quarter 2001, and $1.4 million, before tax, for Nine Months 2001, of realized losses from investments whose market value decline was deemed to be other than temporary. There were no such losses recorded during the Third Quarter 2002.

We continue to follow a conservative, diversified investment strategy. 57% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with only 1% rated as below investment grade.

DIVERSIFIED INSURANCE SERVICES SEGMENT

                                                           Unaudited,                Unaudited,
                                                         Quarter ended             Nine Months ended
                                                         September 30,             September 30,
($ IN THOUSANDS)                                       2002         2001         2002         2001
----------------------------------------------------------------------------------------------------
MANAGED CARE
Net revenue                                         $  5,845       5,126      $ 17,243       14,371
Pre-tax profit                                           549       1,023         2,464        3,044

FLOOD INSURANCE
Net revenue                                            5,268       4,376        14,036       10,888
Pre-tax profit                                         1,374         838         3,028        1,589

HUMAN RESOURCE ADMINISTRATION OUTSOURCING
Net revenue                                            9,753       8,372        28,229       26,048
Pre-tax (loss)                                           (37)     (5,053)         (885)      (5,178)

OTHER
Net revenue                                              455         413         1,365        1,186
Pre-tax profit                                            19          55           291          261

TOTAL
Net revenue                                           21,321      18,287        60,873       52,493
Pre-tax profit (loss)                                  1,905      (3,137)        4,898         (284)
After tax profit (loss)                                1,256      (2,060)        3,266         (237)
Return on net revenue                                    5.9%      (11.3)          5.4%        (0.5)

The Diversified Insurance Services segment's continuing operations generated $21 million of revenue and $1.3 million of net income for Third Quarter 2002 compared to $18 million of revenue and $(2.1) million of net loss for the Third Quarter 2001. Continuing operations from these same businesses generated $61 million of revenue and $3.3 million of net income for Nine Months 2002 compared to $52 million of revenue and $(0.2) million of net loss for the same period in 2001. The segment generated a return on net revenue of 5.9% for the Third Quarter 2002 and 5.4% for the Nine Months 2002, which was significantly higher when compared to (11.3)% and (0.5)% for the same periods in prior year. This improvement in results relates directly to the impact of the $4.0 million professional employer organization (PEO), a component of our human resource administration outsourcing operation, workers compensation reserve charge that was taken during Third Quarter 2001.

Managed Care

Network expansion is a goal for our managed care program. During the Nine Months 2002, our medical provider network expanded from 59,596 to 81,454. This expansion was primarily the result of the acquisition of Northeast Health Direct, LLC (NHD) a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. Consumer Health Network Plus, LLC (CHN) acquired NHD for $3.2 million including certain acquisition and financial performance related costs during 2002. CHN may be further required to pay additional consideration over the next two years based on certain criteria related to future financial performance. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."

Network and client expansion resulted in increased managed care revenues of 14.0% to $6 million for Third Quarter 2002 compared to $5 million for Third Quarter 2001 and increased managed care revenues of 20.0% to $17 million for Nine Months 2002 compared to $14 million for Nine Months 2001. More than offsetting the revenue increases were higher labor costs and legal fees, which resulted in decreased pre-tax income of 46.3% to $0.5 million for Third Quarter 2002 compared to $1.0 million for Third Quarter 2001 and decreased pre-tax income of 19.1% to $2.5 million for Nine Months 2002 compared to $3.0 million for Nine Months 2001. In an effort to reduce expenses, initiatives are currently underway to consolidate offices and reduce staff counts as duplicate functions are eliminated.

Flood Insurance

Flood experienced growth for Third Quarter 2002 and Nine Months 2002 as compared to the same periods a year ago due to marketing initiatives and the acquisitions of two-flood books of business, both in the second half of 2001. This growth translated into servicing fees for Third Quarter 2002 of $5 million, an increase of 20.4% compared to Third Quarter 2001 and $14 million for Nine Months 2002, an increase of 28.9% compared to Nine Months 2001. Included in these amounts are $0.5 million for Third Quarter 2002, and $1.2 million for Nine Months 2002 from the acquisition of the two flood books of business. We currently service more than 133,000 flood insurance policies representing approximately $51 million of premiums in force. This is a 18% increase when compared to the 113,000 policies in force at September 30, 2001.

Human Resource Administration Outsourcing (HR outsourcing)

HR outsourcing generated $10 million of revenue while pre-tax income was break-even for Third Quarter 2002 compared to $8 million of revenue and $(5.1) million of pre-tax loss for the Third Quarter 2001. HR outsourcing also generated $28 million of revenue and $(0.9) million of pre-tax loss for Nine Months 2002 compared to $26 million of revenue and $(5.2) million of pre-tax loss for the same period in 2001.

Due to market pricing pressures, revenue increases have not kept pace with increasing product costs; although we continue to implement new pricing and cost reduction initiatives at the PEO. At the end of the third quarter labor related expenses were down about 20% over this period last year. As of September 30, our price increases since year end 2001 reached 8.2% for workers' compensation and 6.4% for client administration fees. Total worksite lives stand at 21,592 year-to-date, compared to 21,322 for the same period last year, with about 110 Selective agents currently selling the product. We expect to see a drop in worksite lives in January as price increases are implemented and as the PEO continues to apply Selective's underwriting guidelines and re-underwrites its client base.

Federal Income Taxes

Total federal income tax expense increased by $5.7 million to $2.7 million for Third Quarter 2002 and by $6.6 million to $5.8 million for Nine Months 2002 when compared to the same periods in 2001. The increases reflect higher income for the year primarily attributable to a reduction in underwriting losses and improved Diversified Insurance Services results. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for the Nine Months 2002, was 16.3%, compared to a benefit of 4.0% for the same period last year. The increase is attributable to improved underwriting results and re-balancing our debt securities portfolio to minimize our alternative minimum tax (AMT). This re-balancing has increased our allocation to taxable bonds. AMT is a timing difference on tax paid to the Internal Revenue Service. When taxable income is low, certain tax preference items give rise to AMT payments.

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

The Parent's cash requirements include principal and interest payments on the senior convertible notes, convertible subordinated debentures and various senior notes as well as dividends to stockholders, general operating expenses, and the cost of shares of common stock repurchased under our common stock repurchase program. As of September 30, 2002, the Parent had repurchased under the stock repurchase program a total of 7.3 million shares of its common stock at a total cost of approximately $140 million. At the May 7, 2002 Board of Directors' Meeting the expiration date of the stock repurchase program was extended to May 31, 2003. There are approximately 700,000 shares remaining under the current 8 million shares repurchase authorization. As indicated on page 27 in our Annual Report to shareholders for the year ended December 31, 2001, the Company has contractual obligations pursuant to notes payable of $24 million in 2003. As part of our senior convertible note issuance, the Company has established an irrevocable trust to provide for notes payable that mature over the next three years.

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

On September 24, 2002 the Company issued $265,000,000 aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes) due September 24, 2032 at a discount of 61.988% resulting in an effective yield of 4.25%. The Company recorded gross proceeds of $100.7 million along with $2.5 million of deferred charges in connection with debt issue costs. The net proceeds have been used in part for an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt obligations. As a result of providing for these debt obligations, the Company's dividend demands from its insurance subsidiaries is likely to be less than would otherwise be required over the next 3 year period. The Company paid as a capital contribution the remainder of the net proceeds, $30.0 million, to the Company's insurance operating subsidiaries.

On October 22, 2002, the initial purchasers of the Convertible Notes exercised their overallotment option in full. This exercise generated additional net proceeds of $14.9 million. All terms and conditions of the overallotment are consistent with the original offering.

Based upon the 2001 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2002 ordinary dividends in the aggregate amount of $52 million. However, effective May 1, 2002, the South Carolina Department of Insurance changed their calculation of ordinary dividends they permit companies to pay. As a result, Selective Insurance Company of South Carolina's ordinary dividend capacity for 2002 was reduced to $1.5 million from $4.6 million. This change decreases the permitted aggregate amount of the ordinary dividend the insurance subsidiaries can pay to Parent in 2002, to $49 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. However, due to the irrevocable trust established in connection with the issuance of the senior convertible notes, the dividend demand to the Parent from the insurance subsidiaries is likely to be less than would otherwise be required over the next 3 year period. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our Consolidated Financial Statements on page 41 of the Annual Report to shareholders for the year ended December 31, 2001. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 73 consecutive years and currently plans to continue to pay quarterly cash dividends.

For Nine Months 2002, cash provided by operating activities was $130 million compared to $36 million for Nine Months 2001. The improvement is a result of insurance price trends, which have lead to better margins.

Total assets increased 13%, or $362 million, from December 31, 2001 to September 30, 2002. Increased premium volume drove increases in premium receivables of $48 million and deferred policy acquisition costs of $22 million. Invested assets increased $313 million driven by the $130 million of operating cash flow, the issuance of the senior convertible notes, $27 million of unrealized gains on our investment portfolio and $56 million of investment purchases made at the end of the quarter which had not settled. Total liabilities increased 15%, or $314 million, from December 31, 2001 to September 30, 2002. The issuance of the senior convertible notes accounted for $101 million. Increased premium volume is primarily responsible for increases in unearned premium reserves of $95 million. Loss and loss expense reserves increased by $80 million due to growth in insured exposures as well as modest increases in loss trends. Securities payable, classified within other liabilities, increased $56 million due to bonds purchased in late September that did not settle until October 2002.

At September 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

The Company receives financial stability ratings from A.M. Best Company (A.M.
Best), Standard and Poor's Credit Market Services (S&P) and Moody's Investors Service, Inc. (Moody's). These ratings are derived from financial information and meetings between Company senior management and the rating agencies. The Company continually reviews its financial agreements for any potential rating triggers that could dictate a significant change in terms of the agreements if the Company's credit rating were to suddenly and drastically change. A rating downgrade to below A- in its AM Best or S&P rating would be considered an event of default under the terms of the Company's line of credit agreements. The Company had no outstanding borrowings on these lines during the Nine Months
2002 or full year 2001. A note rating downgrade for the senior convertible notes due 2032 to Ba2 or lower by Moody's or BB or lower by S&P would remove the contingent conversion feature of these notes. While these triggers would not materially affect our results of operations or financial condition, they may impact certain financial ratios.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have established a Disclosure Committee which is made up of several key management employees who report directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 24, 2002 the Company issued $265,000,000 aggregate principal amount at maturity of 1.6155% senior convertible notes (Convertible Notes) due September 24, 2032 at a discount of 61.988% resulting in an effective yield to maturity of 4.25% per year through principal underwriters Merrill Lynch & Co., Credit Suisse First Boston, Ferris, Baker Watts, Inc and Sandler O'Neil & Partners, L.P. The Company recorded gross proceeds of $100.7 million along with $2.5 million of deferred charges in connection with debt issue costs.

On October 22, 2002, the initial purchasers of the Convertible Notes exercised their overallotment option in full. This exercise generated additional net proceeds of $14.9 million. All terms and conditions of the overallotment are consistent with the original offering.

$72 million of the net proceeds have been used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt obligations. The Company paid as a capital contribution $30 million to the Company's insurance operating subsidiaries.

Interest on the Convertible Notes is payable semi-annually in arrears in cash at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period.

The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the greater of (a) any regular cash dividends per share paid by the Company on our common stock during that quarterly period multiplied by the then applicable conversion rate or (b) $0.15 multiplied by 12.9783.

The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied. A holder may convert a note, in integral multiples of $1,000 principal amount at maturity, into common stock only if the conditions for conversion are satisfied. For each $1,000 principal amount of notes surrendered for conversion, a holder will receive 12.9783 shares of our common stock. Holders may also surrender Convertible Notes for conversion only during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock.

The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)          Reports on Form 8-K:

             On September 17, 2002, the Company filed a report on Form 8-K announcing its intention to raise $100 million through a private offering of convertible notes. The Company's press release dated September 16, 2002 was attached as Exhibit 99.1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
REGISTRANT

By: /s/ Gregory E. Murphy                                     November 13, 2002
--------------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                                       November 13, 2002
--------------------------------------------------------------
Dale A. Thatcher
Senior Vice President of Finance, Chief Financial Officer and Treasurer

                                 CERTIFICATIONS

I, Gregory E. Murphy, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Selective Insurance Group, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies any material weaknesses.

            Date: November 13, 2002    By: /s/ Gregory E. Murphy
                                       ---------------------------------------
                                       Gregory E. Murphy
                                       Chairman, President and Chief Executive
                                       Officer

I, Dale A. Thatcher, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Selective Insurance Group, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies any material weaknesses.

            Date: November 13, 2002     By: /s/ Dale A. Thatcher
                                        -------------------------------------
                                        Dale A. Thatcher
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

                                INDEX TO EXHIBITS

Exhibit No.

*10.1 Amendment, dated September 13, 2002, to the Promissory Note of $25,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

*10.2 Amendment, dated September 13, 2002, to the Promissory Note of $25,000,000 Line of Credit with Wachovia Bank, National Association (formerly known as First Union Bank) with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

*10.3 Amendment, dated September 30, 2002, to the Promissory Note of $25,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

*11      Computation of earnings per share, filed herewith.

*99.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

 99.3 Note 1, Note 3 and Note 7 to Consolidated Financial Statement of Selective Insurance Group, Inc., December 31, 2001, 2000 and 1999 (incorporated by reference to Exhibit No. 13 to Selective's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-8641).

---------------------
* Filed herewith