Form 10-K
period 2002-12-31
SELECTIVE INSURANCE GROUP INC
filed 2003-03-19
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

      For the fiscal year ended...December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

      For the transition period from ____________to____________.

                          Commission file number 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        New Jersey                                           22-2168890
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)

       40 Wantage Avenue, Branchville, New Jersey                              07890
         (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code: (973) 948-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class:
      1.6155% Senior Convertible Notes due September 24, 2032
      8.75% Convertible Subordinated Debentures due January 1, 2008 (Title of class)
      Common Stock, par value $2 per share
      (Title of class)
      Preferred Share Purchase Rights
      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

      |X| Yes       | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

      |X| Yes       | | No

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on June 28, 2002.

      Common Stock, par value $2 per share: $710,648,134

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 18, 2003.

      Common Stock, par value $2 per share: 26,819,386

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

Portions of the registrant's 2002 Annual Report to Shareholders are incorporated by reference in Parts I and II of this report.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report, including information incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology. These statements are only predictions and we can give no assurance that such expectations will prove to be correct.

Factors which could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements, include, but are not limited to:

      - the frequency and severity of catastrophic events, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, explosions and terrorism;

      -     adverse economic, market or regulatory conditions;

      -     our concentration in a number of east coast and midwestern states;

      -     the adequacy of our loss reserves;

      -     the cost and availability of reinsurance;

      - our ability to collect on reinsurance and the solvency of our reinsurers;

      - uncertainties related to insurance rate increases and business retention;

      - changes in insurance regulations that impact our ability to write and/or cease writing insurance policies in one or more states particularly changes in New Jersey automobile insurance laws and regulations;

      - our ability to maintain favorable ratings from A.M. Best, Standard & Poor's, Moody's and Fitch;

      - fluctuations in interest rates and the performance of the financial markets;

      -     our entry into new markets and businesses; and

      - other risks and uncertainties we identify in filings with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K.

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. All of the forward-looking statements in this report are qualified by reference to the factors discussed under "Risk Factors" beginning on page 16 of this report. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

PART I

ITEM 1. BUSINESS.

GENERAL

Selective Insurance Group, Inc. (Parent) is a holding company that was established in 1977. The Parent, through its subsidiaries, (collectively, "Selective" or the "Company") offers property and casualty insurance products and diversified insurance services products. The Company maintains a website at www.selective.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the Securities and Exchange Commission.

We offer commercial and personal insurance products through Selective Insurance Company of America (SICA), Selective Way Insurance Company (SWIC), Selective Insurance Company of the Southeast (SISE), Selective Insurance Company of South Carolina (SISC) and Selective Insurance Company of New York (SINY) (collectively, the Insurance Subsidiaries). Our Diversified Insurance Services' products are sold by: Alta Services LLC (Alta), a managed care company that provides medical claims handling services to Selective and other insurers, Consumer Health Network Plus, LLC, (CHN) a New Jersey-based preferred provider organization (PPO), Selective HR Solutions, Inc., a Florida-based human resource administration outsourcing organization (HR outsourcing) and Flood Connect, a provider of flood insurance and claim services to homeowners and commercial customers.

Our insurance products are sold through approximately 800 independent agents in 20 northeastern, midatlantic, southeastern and midwestern states. We offer a broad range of commercial insurance and alternative risk management products, to small and medium sized businesses and government entities. Our commercial insurance products represent over 80% of net premiums written. We also provide personal insurance products to individuals and families which represent approximately 20% of net premiums written. We write business in the following states: Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia and Wisconsin.

In an effort to diversify our business and develop fee-based revenues, we also offer diversified insurance services which include: flood business serviced by us for the National Flood Insurance Program which is 100% ceded to the federal government, managed care services and HR outsourcing products and services.

In March 2002, CHN acquired Northeast Health Direct, LLC (NHD), a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. We acquired NHD for $3.2 million including certain acquisition and financial performance related costs during 2002. We may be further required to pay additional consideration of approximately $1 million over the next two years based on certain criteria related to future financial performance of the business.

In May 2002, the Company sold its wholly-owned subsidiary, PDA Software, Inc., an insurance software development and program administration company.

The Company has classified its business into three segments: Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and HR outsourcing). Prior year software development and program administration amounts have been reclassified as discontinued operations. For a discussion of, and information about, our segments and discontinued operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data", Note 9 to the consolidated financial statements, "Segment Information", and Note 12 to the consolidated financial statements, "Discontinued Operations".

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

The segment is managed by type of business: commercial lines underwriting and personal lines underwriting. Lines of business covered by the commercial lines underwriting segment include: fire/inland marine, workers' compensation, general liability, automobile, business owners' policy and bonds. The personal lines underwriting lines of business include homeowners' and automobile insurance coverages. In addition to lines of business, we also analyze the results of this segment by regional office, agent and strategic business unit.

For the ten years ended December 31, 2002, our average statutory loss and loss expense ratio was 72.1%, which outperformed the property and casualty industry's average ratio of 79.5%, as reported by A.M. Best Company (A.M. Best). (See "glossary of terms" on page 20 of our 2002 Annual Report to Shareholders, incorporated by reference herein.) We attribute our performance to the franchise value we have created with our independent agency force, expertise in underwriting property and casualty insurance risks, and our penetration of high quality markets in the northeastern, southeastern, midatlantic and midwestern states. For the ten years ended December 31, 2002, our average statutory underwriting expense ratio was 31.5% compared with 26.8% for the property and casualty industry. Our historical statutory underwriting expense ratio is higher than the industry average primarily due to the following: (i) the industry average underwriting expense ratio reflects the inclusion of direct writers of insurance, companies that do not use independent agents, which generally have lower distribution costs than we do, and (ii) over 80% of our net premiums written are in the more expensive commercial lines business compared with the industry at 50%, as reported by A.M. Best. Our underwriting expense ratio is comparable with that of other commercial lines carriers. Our average statutory combined ratio of 104.4% over the last ten year period outperformed the property and casualty industry average statutory combined ratio over that period of 107.4%.

The table below sets forth a comparison of certain Company and industry statutory ratios:

                                    Simple
                                    Average of
                                    All Periods
                                    Presented     2002     2001    2000     1999    1998    1997     1996     1995    1994    1993
                                    ---------     ----     ----    ----     ----    ----    ----     ----     ----    ----    ----
CERTAIN COMPANY RATIOS: (1)

Loss                                    61.5%     61.4     64.1    66.4     65.0    59.9    56.8     60.6     60.4    60.6    60.3

Loss expense                            10.6      10.9     10.2     9.3      9.4    10.3    11.4     10.8     10.8    11.1    11.5

Underwriting expense                    31.5      30.3     31.5    31.7     30.5    32.2    31.2     30.8     29.4    31.6    35.5

Policyholders' dividends                 0.8       0.6      0.9     0.9      0.8     0.7     0.7      0.7      1.0     1.0     1.2

Statutory combined ratio (2)(3)        104.4     103.2    106.7   108.2    105.7   103.2   100.1    102.9    101.6   104.3   108.5

Growth (decline) in net
premiums written
                                         6.8      13.8     10.5     3.6      8.1     4.4     3.7     (8.6)     8.5    14.8     8.9
CERTAIN INDUSTRY RATIOS: (1)(4)

Loss                                    66.6      67.3     75.4    68.3     65.3    63.1    60.3     65.4     65.7    68.1    66.7

Loss expense                            12.9      12.3     13.1    12.9     13.3    13.1    12.5     12.9     13.2    13.0    12.8

Underwriting expense                    26.8      25.5     26.7    27.6     28.0    27.7    27.1     26.4     26.3    26.0    26.3

Policyholders' dividends                 1.2       0.6      0.8     1.3      1.2     1.7     1.7      1.1      1.4     1.3     1.1

Statutory combined ratio (3)           107.4     105.7    116.0   110.1    107.8   105.6   101.6    105.8    106.4   108.5   106.9

Growth in net premiums written           5.0      14.2      8.1     4.4      1.9     1.8     2.9      3.4      3.6     3.8     6.2

COMPANY FAVORABLE
(UNFAVORABLE) TO INDUSTRY:

Statutory combined ratio                 3.0       2.5      9.3     1.9      2.1     2.4     1.5      2.9      4.8     4.2    (1.6)

Growth (decline) in net
premiums written                         1.8      (0.4)     2.4    (0.8)     6.2     2.6     0.8    (12.0)     4.9    11.0     2.7

Note: Some amounts may not foot due to rounding.

(1)   The ratios and percentages are based upon Statutory Accounting Principles
      (SAP) prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, the Company adopted a codified set of statutory accounting principles, as required by the National Association of Insurance Commissioners. These principles were not retroactively applied, but would not have had a material effect on the ratios presented above. These principles may differ from accounting principles generally accepted in the United States of America (GAAP). For definitions of these ratios, please refer to the section entitled "Glossary of Terms" on page 20 of our 2002 Annual Report to Shareholders incorporated by reference herein.

(2) In 1993, this ratio includes a one-time restructuring charge of $9 million, which increased the ratio by 1.5 points.

(3) A statutory combined ratio under 100% generally indicates an underwriting profit and a statutory combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its statutory combined ratio exceeds 100%.

(4) Source: A.M. Best. The industry ratios for 2002 have been estimated by A.M. Best.

      INSURANCE OPERATIONS RESULTS

                                                           Year Ended December 31,
            (in thousands)                            2002           2001          2000
                                                  -----------      --------      --------
            GAAP INSURANCE OPERATIONS RESULTS
            Net premiums written                  $ 1,053,487       925,420       843,604
                                                  ===========      ========      ========
            Net premiums earned                       988,268       883,048       821,265
            Losses and loss expenses incurred         714,580       655,884       614,066
            Net underwriting expenses incurred        306,669       279,527       264,651
            Policyholders' dividends                    5,762         8,275         7,670
                                                  -----------      --------      --------
            Underwriting loss                     $   (38,743)      (60,638)      (65,122)
                                                  ===========      ========      ========
            GAAP RATIOS:
            Losses and loss expense ratio                72.3%         74.3%         74.8%
            Underwriting expense ratio                   31.0%         31.7%         32.2%
            Policyholders' dividends ratio                0.6%          0.9%          0.9%
                                                  -----------      --------      --------
            Combined ratio                              103.9%        106.9%        107.9%
                                                  ===========      ========      ========

For the year ended December 31, 2002, we continued to outperform the industry with a statutory combined ratio of 103.2%, compared with an A.M. Best estimate for the industry of 105.7%. On a GAAP basis, the Company's combined ratio was 103.9% in 2002, compared with 106.9% in 2001 and 107.9% in 2000. The decrease for 2002 when compared with 2001 was caused predominantly by increases in commercial lines pricing which led to a decrease in the commercial lines combined ratio to 102.7% in 2002 from 104.9% in 2001. The personal lines combined ratio decreased to 108.8% in 2002 from 113.5% in 2001.

The primary difference between the statutory combined ratio and the combined ratio (GAAP basis) is that policy acquisition costs and other underwriting expenses are divided by net premiums written on a statutory basis, while on a GAAP basis the expenses are divided by net premiums earned. In addition, on a GAAP basis policy acquisition costs are deferred and amortized over the life of the underlying policies.

The decrease in the 2001 overall combined ratio when compared with 2000 was caused by a decrease in the commercial lines combined ratio to 104.9% from 107.4%, partially offset by an increase in the personal lines combined ratio to 113.5% from 109.7%.

The following table shows the distribution of total net premiums written, by state, for the periods indicated:

                                            Year Ended December 31,
            NET PREMIUMS WRITTEN           2002       2001      2000
                                          -----      -----     -----
            New Jersey                     39.8%      40.3      41.8
            Pennsylvania                   13.8       13.5      13.4
            New York                       10.8       11.5      11.3
            Maryland                        6.6        7.0       6.9
            Virginia                        5.3        5.1       4.8
            North Carolina                  4.0        3.2       2.5
            Illinois                        2.9        3.0       3.4
            Georgia                         2.5        2.4       2.3
            Indiana                         2.4        2.6       2.2
            South Carolina                  2.1        2.5       3.0
            Ohio                            2.0        2.1       2.2
            Wisconsin                       1.5        1.6       1.7
            Delaware                        1.5        1.6       1.6
            Michigan                        1.5        1.3       1.1
            Other states                    3.3        2.3       1.8
                                          -----      -----     -----
            Total                         100.0%     100.0     100.0

      AGENCY DISTRIBUTION FORCE

We sell our insurance products through independent insurance agents. Our strong agency relationships start with providing a broad range of products, an ease of doing business with us due to technology initiatives, superior underwriting and claims service, stable markets, consistent underwriting standards, and opportunity for growth and profitability. We have competitive commission schedules and agents earn average commissions of approximately 15% of their direct premiums written and can earn up to an additional 2% under our agency profit sharing plan. We have six regional offices and a service center office strategically placed throughout our geographic service area so staff can maintain a high level of communication with agents. Senior management also interacts frequently with agents through a variety of company sponsored events, including: annual agency sales meetings in our operating territories; annual agency incentive trip; annual agency customer service representative meetings; annual Producer Council meetings where leading local agents discuss with management how we can improve our product offerings, customer service and overall efficiency; and, an annual agency strategy meeting where a group of agents from our operating territories advise management as corporate strategies and key initiatives are developed.

We continue to work with our independent insurance agents to generate profitable premium growth. At this point, while the long-term effects of ongoing agency consolidation and bank acquisitions of agencies cannot be fully anticipated, we are taking steps to work even more closely with our best agents including those purchased by a bank or other entity.

      FIELD STRATEGY

In 1995, we began deploying field underwriters - agency management specialists
(AMS) and in 1997 field claim adjusters - claims management specialists (CMS) into the territories serviced by our agents. At year-end 2002, there were approximately 70 AMSs and 145 CMSs working in our operating territories. Working and living near agents and customers enables AMSs to work side-by-side with agents to evaluate new business opportunities and develop strong relationships based on technical excellence and regular, personal interaction. The AMSs work account-by-account to ensure we make fair, accurate underwriting decisions. CMSs also work and live close to agents and customers so that they are able to be on-site quickly after a loss occurs, as well as conduct on-site inspections and obtain knowledge about potential exposures. We believe that personal, early intervention by CMSs results in higher levels of customer satisfaction, quicker, more accurate claim settlements, and better fraud detection.

AMSs and CMSs are supported by six regional field offices located throughout our operating territories and underwriting and claim service centers in our Richmond, Virginia location. In addition to supporting agency service and relationship objectives, the regional offices and underwriting service center are responsible for handling renewal business. The AMSs, regional office underwriting teams, service center underwriters, and agents work together with corporate management to maintain underwriting discipline and business quality. The account-by-account and team strategy for underwriting supports our objective of retaining established accounts with favorable underwriting results.

      UNDERWRITING

The AMSs, regional offices and our agents all play an integral role in the underwriting process, subject to our underwriting guidelines for particular policies and types of customers. The regional offices work with our strategic business units, which are organized by type of customer, to develop products and underwriting guidelines as well as growth and profitability objectives. Our actuarial department also works with the regions and the strategic business units to determine pricing and to monitor profitability. These activities are also based on AMS input regarding agents' needs for products and pricing. As our competitors implement across-the-board rate increases, we are able to write the type of business that fits our profile, at a sound price, through our one risk at a time field-underwriting model.

Our Underwriting Service Center, located in Richmond, Virginia, helps our independent insurance agents serve their small to mid-size business customers throughout all of our operating territories. Through the Underwriting Service Center, insurance licensed individuals utilize technology to respond by e-mail, phone and/or fax to customer inquiries about insurance coverage, billing transactions and more. In return for the services provided, the commission we pay to the independent insurance agent is reduced by two points. The Underwriting Service Center also creates opportunities for additional sales and we believe positions us particularly well to compete for business from larger agencies, including those owned by banks and agency aggregators.

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

During 2002, we began the implementation of the web-based version of our commercial lines automated system (CLAS). This version of CLAS has been developed based on input from our agents and is designed to deliver real-time transactions in a straight through processing environment for our larger commercial lines accounts. We expect this implementation to be completed during 2003.

Loss control representatives (LCR) are responsible for surveying and assessing accounts from a safety standpoint. Accounts with significant exposures in a particular line of coverage may be placed on service by the LCR and receive regular individualized attention.

The premium audit staff conducts audits of a commercial account's financial records on an interim basis during the policy year, or at the end of a policy term to adjust interim or final audit premium payments.

            COMMERCIAL LINES UNDERWRITING                                                  GAAP
            HIGHLIGHTS                                        Net           Net        Underwriting     GAAP
                                                            Premiums      Premiums        Income       Combined
            ($ IN THOUSANDS)                                Written        Earned         (Loss)        Ratio
            Total Commercial Lines               2002       $849,215       788,454       (21,135)       102.7%
                                                 2001        723,842       678,321       (32,970)       104.9
                                                 2000        638,991       611,865       (45,186)       107.4

            Fire/Inland Marine                   2002        121,042       111,951         8,725         92.2
                                                 2001         99,501        92,489        (1,569)       101.7
                                                 2000         87,363        82,430       (13,367)       116.2

            Workers' Compensation                2002        203,070       193,399       (20,488)       110.6
                                                 2001        180,322       170,129       (11,518)       106.8
                                                 2000        160,669       157,295       (13,927)       108.9

            General Liability                    2002        235,612       213,118        (5,756)       102.7
                                                 2001        191,885       179,287           374         99.8
                                                 2000        170,128       160,043         9,080         94.3

            Automobile                           2002        233,589       216,311         1,151         99.5
                                                 2001        199,016       186,674       (15,379)       108.2
                                                 2000        173,808       166,980       (23,253)       113.9

            Business Owners' Policy (BOP)        2002         42,565        39,695        (3,611)       109.1
                                                 2001         36,468        34,004        (7,002)       120.6
                                                 2000         32,381        31,899        (4,783)       115.0

            Bonds                                2002         12,461        13,105        (1,237)       109.4
                                                 2001         15,780        14,994         1,992         86.7
                                                 2000         13,719        12,523         1,542         87.7

            Other                                2002            876           875            81         90.7
                                                 2001            870           744           132         82.3
                                                 2000            923           695          (478)       168.8

            PERSONAL LINES UNDERWRITING                                                    GAAP
            HIGHLIGHTS                                        Net           Net        Underwriting     GAAP
                                                            Premiums      Premiums        Income       Combined
            ($ IN THOUSANDS)                                Written        Earned         (Loss)        Ratio
            Total Personal Lines                 2002       $204,272       199,814       (17,608)       108.8%
                                                 2001        201,578       204,727       (27,668)       113.5
                                                 2000        204,613       209,400       (19,936)       109.5

            Automobile                           2002        169,090       166,442       (17,507)       110.5
                                                 2001        169,545       172,265       (29,705)       117.2
                                                 2000        171,405       176,558       (18,414)       110.4

            Homeowners                           2002         28,518        26,985          (423)       101.6
                                                 2001         26,118        26,414           851         96.8
                                                 2000         26,980        26,252        (2,709)       110.3

            Other                                2002          6,664         6,387           322         95.0
                                                 2001          5,915         6,048         1,186         80.4
                                                 2000          6,228         6,590         1,187         82.0

      CLAIMS

Timely investigation and the fair settlement of meritorious claims is one of the most important customer services we provide. In addition, we aggressively investigate potentially suspicious or fraudulent claims so that appropriate action can be taken before payment is authorized. Company policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling losses and loss expenses.

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

Our technology platform supports our field-claims staff and our mobile claim system provides our CMSs and agents twenty-four hour electronic access to claim information. We believe this system provides improved service to our agents, insureds, claimants and attorneys, and enables us to settle claims with efficiency and flexibility thereby benefiting our agents, insureds and claimants.

Claim settlement authority levels are established for each CMS and supervisor based on their experience and expertise, up to a regional branch office limit of $100,000. Casualty claims with an exposure potential in excess of $100,000, significant exposure to catastrophic injury or damage, property claims with an exposure greater than $50,000, as well as claims involving suits against us and/or questions of coverage are reported to the home office where senior claim specialists review the claims and determine the appropriate reserve. They also provide guidance on the handling of the claim until its final disposition. All environmental and other latent exposure claims are referred to a centralized environmental claims unit at the home office, which specializes in the management and consistency of decisions regarding coverage application to these varied exposures.

Our newest initiative is a Claim Service Center located in our existing Richmond, Virginia location that services all of our operating territories. The goal of this initiative is to enhance service with immediate claim triage on a twenty-four hours, 7 days a week basis. The center is designed to reduce the cycle time on first party automobile claims and raise usage of Selective's discounts at body shops and car rental agencies. The center became operational in the second quarter of 2002 and it is estimated that it will save approximately $1 million each year.

For small policyholder claims, generally defined as less than $2,500, we have implemented an "Agency Payment Program" enabling agents to pay property damage claims on the spot without direct CMS involvement. Our claim staff reviews the claims paid through this program and provide guidance to the agents on the appropriate use of the checks. Agents paid approximately 18,900 claims through this program in 2002, 24,400 in 2001 and 23,000 in 2000. The decrease in the current year is due to the opening of the claim service center.

We have centralized, in the home office, a fraud unit to manage our field fraud investigators and consistently adhere to uniform internal procedures to improve detection and action on potentially fraudulent claims. Our automated claim system tracks suspicious claims and determines the amount of the economic impact when a claim is not paid because it is judged to have been fraudulent. It is our policy to abide by state laws in notifying the proper authorities of our findings. We feel this sends a clear message that we will not tolerate fraudulent activity committed against our company and our customers. Also, we provide anti-fraud training for employees who may be involved in claim handling matters.

We also focus on, and have invested in, additional loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program, administered by Alta, which has reduced workers' compensation and automobile loss costs; (ii) a voluntary automobile repair shop and rental programs which have reduced costs in 2002 and 2001; and (iii) a small estimate and property review program.

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

We have a Reinsurance Security Committee that reviews and approves all reinsurers who do business with us. The Reinsurance Security Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; and (ii) Standard and Poor's Insurance Rating Services (S&P). Further information is obtained from our reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Reinsurance Committee may approve reinsurers who have ratings below "A-" or who have not been assigned a rating in certain circumstances. The committee may also disapprove reinsurers with acceptable A.M. Best ratings after review of other financial or operational data.

We continuously monitor the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. Our five largest reinsurers based on 2002 ceded premiums are American Re-Insurance Company, Partner Reinsurance Company of the US, Hannover Ruckversicherungs AG, Axa Reassurances (Paris) and Motors Insurance Corp. Our flood book of business is ceded 100% to the National Flood Insurance Program. In addition, we cede no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF).

We have both property and casualty excess of loss treaties as well as a property catastrophe program. The property excess of loss treaty covers each property risk in excess of $2 million up to $15 million. Our casualty excess of loss treaty covers each casualty occurrence in excess of $2 million up to $50 million in six layers, except for commercial umbrella, which is reinsured, up to $10 million. Effective July 1, 2002 we retain 25% of the first layer of the casualty excess of loss treaty that covers $3 million in excess of $2 million.

The catastrophe program for the 2002 treaty year was in five layers and covered:
(i) 95% of losses in excess of $15 million up to $25 million; (ii) 95% of losses in excess of $25 million up to $50 million; (iii) 95% of losses in excess of $50 million up to $85 million; (iv) 83.5% of losses in excess of $85 million up to $120 million; (v) 83.5% of losses in excess of $120 million up to $165 million. Total coverage under the program is $133.3 million. The structure for the property catastrophe reinsurance program was unchanged for the 2003 renewal. The catastrophe treaty excludes both losses insured under the Terrorism Risk Insurance Act of 2002 (TRIA) and acts of terrorism not covered by TRIA resulting from use of any biological, chemical or nuclear weapon. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60 million in 2003. See the section entitled "Insurance Regulation" on page 12 in this report on Form 10-K, for additional discussion of TRIA. Effective February 1, 2003, Selective has purchased a separate treaty that covers $45 million in the aggregate in excess of a $15 million retention in the aggregate for TRIA, as well as, nuclear, biological and chemical losses not covered by the act.

In addition, a homeowners' quota share program reinsures 75% of New Jersey homeowners' property coverage up to a $1 million limit. The quota share includes a $75 million per occurrence limit.

Our surety business is reinsured via a 17.5% quota share and an excess of loss treaty in two layers. The net retention under the surety excess of loss treaty for 2002 was $750,000 per loss/principal. The first layer of the treaty covered losses up to $3.5 million at 100%. The second layer of the treaty covered contract surety losses of $5 million and other surety/fidelity losses of $2 million in excess of $3.5 million at 90%. In 2003, our net retention for the surety excess of loss treaty has been increased to $800,000 per loss and principal and both layers of the treaty were placed at 90% with reinsurers, while Selective retains 10% of the exposure.

See the section entitled "Reinsurance Renewals" beginning on page 29 of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report on Form 10-K, for additional discussion about our reinsurance programs.

      POOLING ARRANGEMENTS

The Insurance Subsidiaries participate in an inter-company pooling and expense sharing arrangement ("pool" or "pooling agreement"). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one Insurance Subsidiary from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. The pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

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

      NET LOSSES AND LOSS EXPENSE RESERVES

The table on page 10 provides information about reserves for net losses and loss expenses. Also see Note 5 and Note 17(a) to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data".

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

Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2002, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

The table on page 10 represents the development of balance sheet net reserves for 1992 through 2002. The top three lines of the table reconcile gross reserves to net reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded gross and net reserves with related reinsurance recoverable, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 2002, we paid $687.9 million of the currently estimated $770.0 million of losses and loss expenses that were incurred through the end of 1993; thus, the difference, an estimated $82.1 million of losses and loss expenses incurred through 1993, remained unpaid as of December 31, 2002.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1993 reserve developed a $33.7 million net redundancy over the course of the succeeding ten years while on a gross basis, the 1993 reserve developed a $35.1 million deficiency over the same period. The net amount has been included in income over the past ten years. The cumulative net deficiencies in 2001, 2000 and 1999 are the result of normal reserve development inherent in the uncertainty in establishing reserves, anticipated loss trends, growth in business, as well as increased reinsurance retentions. Approximately half of the cumulative gross deficiency is related to unlimited medical payments ceded to the Unsatisfied Claim and Judgment fund in the state of New Jersey.

In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 2002, but incurred in 1999, will be included in the cumulative redundancy (deficiency) amounts in 1999, 2000, and 2001. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

      ANALYSIS OF NET LOSSES AND LOSS EXPENSE DEVELOPMENT

(in millions)          1992       1993      1994       1995     1996       1997      1998      1999      2000       2001      2002
                     -------    -------   -------    -------   -------   -------   -------   -------   -------    -------   -------
Gross reserves for
unpaid losses and
loss expenses at
December 31          $ 870.2      917.7     999.4    1,120.1   1,189.8   1,161.2   1,193.3   1,273.8   1,272.7    1,298.3   1,403.4

Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31          $(132.6)    (114.0)   (111.5)    (121.4)   (150.2)   (124.2)   (140.5)   (192.0)   (160.9)    (166.5)   (160.4)

Net reserves for
unpaid losses and
loss expenses at
December 31          $ 737.6      803.7     887.9      998.7   1,039.6   1,037.0   1,052.8   1,081.8   1,111.8    1,131.8   1,243.1

Net reserves
estimated as of:

One year later       $ 734.8      801.0     900.6      989.5   1,029.5   1,034.5   1,044.2   1,080.7   1,125.5    1,151.7

Two years later        732.5      790.0     899.5      977.6   1,028.1   1,024.8   1,035.9   1,088.2   1,152.7

Three years later      718.7      788.5     894.9      974.4   1,020.5   1,014.0   1,033.3   1,115.6

Four years later       716.5      782.9     894.7      965.2   1,014.4     998.1   1,040.3

Five years later       717.3      780.3     892.2      960.8   1,000.9     997.9

Six years later        716.4      778.9     888.9      955.2   1,002.1

Seven years later      714.0      772.1     890.2      956.7

Eight years later      706.0      770.1     891.3

Nine years later       702.9      770.0

Ten years later        701.9

Cumulative net
redundancy
(deficiency)         $  35.7       33.7      (3.4)      42.0      37.5      39.1      12.5     (33.8)    (40.9)     (19.8)
                     =======    =======   =======    =======   =======   =======   =======   =======   =======    =======

Cumulative amount
of net reserves
paid
through:

One year later       $ 219.5      224.6     259.4      280.4     303.6     313.7     328.1     348.2     399.2      377.1

Two years later        352.3      382.3     443.4      481.6     519.6     531.1     537.5     600.3     649.1

Three years later      451.4      497.7     573.7      628.0     674.7     665.5     703.8     767.5

Four years later       517.2      567.4     661.3      722.2     760.8     760.8     797.1

Five years later       556.3      611.1     716.0      773.3     820.0     812.2

Six years later        580.6      642.8     748.4      811.9     850.9

Seven years later      600.4      662.6     774.6      832.9

Eight years later      613.6      677.5     790.2

Nine years later       624.2      687.9

Ten years later        632.0

Re-estimated gross
liability                       $ 952.8   1,079.7    1,158.8   1,213.9   1,191.2   1,236.2   1,325.1   1,328.9    1,335.2

Re-estimated
reinsurance
recoverable                      (182.8)   (188.4)    (202.1)   (211.8)   (193.3)   (195.9)   (209.6)   (176.2)    (183.6)
                                -------   -------    -------   -------   -------   -------   -------   -------    -------
Re-estimated net
liability                       $ 770.0     891.3      956.7   1,002.1     997.9   1,040.3   1,115.6   1,152.7    1,151.7
                                =======   =======    =======   =======   =======   =======   =======   =======    =======
Cumulative gross
(deficiency)                    $ (35.1)    (80.3)     (38.7)    (24.1)    (30.0)    (42.9)    (51.3)    (56.3)     (18.9)
                                =======   =======    =======   =======   =======   =======   =======   =======    =======
Cumulative  net
redundancy
(deficiency)                    $  33.7      (3.4)      42.0      37.5      39.1      12.5     (33.8)    (36.9)     (19.8)
                                =======   =======    =======   =======   =======   =======   =======   =======    =======

Note: Some amounts may not foot due to rounding.

RECONCILIATION OF STATUTORY TO GAAP LOSSES AND LOSS EXPENSE RESERVES

(in thousands)                                                          2002           2001
                                                                    -----------     ----------
Statutory losses and loss expense reserves (1)                      $ 1,244,575      1,135,536

Provision for uncollectible reinsurance                                   1,450            654

Elimination of inter-company profit in loss expense reserves (2)         (2,757)        (4,363)

Other                                                                      (217)            --
                                                                    -----------     ----------
GAAP losses and loss expense reserve - net                            1,243,051      1,131,827

Reinsurance recoverable on unpaid losses and loss expenses              160,374        166,511
                                                                    -----------     ----------
GAAP losses and loss expense reserves - gross                       $ 1,403,425      1,298,338
                                                                    ===========     ==========

(1) Statutory losses and loss expense reserves, net of reinsurance recoverable on unpaid losses and loss expenses.

(2) Alta Services LLC, an affiliate of the insurance companies, charges a fee for managed care services which is included in loss expense.

      ENVIRONMENTAL RESERVES

Reserves established for liability insurance include exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

"Asbestos claims" means those claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2002, asbestos claims constituted 90% of our 2,593 environmental claims compared with 89% of our 2,278 outstanding environmental claims at December 31, 2001.

"Non-asbestos claims" means pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to us other than asbestos. These claims include landfills, leaking underground storage tanks and mold. In past years, landfill claims have accounted for a significant portion of our environmental claim unit's litigation costs.

Although we have had limited mold claims activity in the past, and do not write business in states that have historically been most exposed to these claims, in order to support and affirm the exclusion we added the Insurance Services Office
(ISO) mold coverage limitation endorsement to all homeowner renewals beginning in the fourth quarter of 2002 in New Jersey and seven of our other personal lines states.

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

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. However, management is not aware of any emerging trends that could result in future reserve adjustments. Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2002, 2001 and 2000. For additional information about our environmental reserves, see Note 17 (a) to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data".

ENVIRONMENTAL CLAIMS ACTIVITY                     2002         2001        2000
                                                --------     -------     -------
ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                        2,038       1,868       1,700
Claims received during year                          725         606         320
Claims closed during year (2)                       (417)       (436)       (152)
                                                --------     -------     -------
Claims at end of year                              2,346       2,038       1,868
                                                ========     =======     =======
Average net loss settlement on closed claims    $    344         449       1,934
Amount paid to administer claims                $    230         123         206

NON-ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                          240         212         179
Claims received during year                          105         138         134
Claims closed during year (2)                        (98)       (110)       (101)
                                                --------     -------     -------
Claims at end of year                                247         240         212
                                                ========     =======     =======
Average net loss settlement on closed claims    $ 16,609      14,827      15,495
Amount paid to administer claims                $    851         907         759

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

(2)   Includes claims dismissed, settled, or otherwise resolved.

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

On November 26, 2002 TRIA legislation was signed into law. The program terminates on December 31, 2005. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United Sates are required to participate in the program. With the signing of this legislation, all previously approved exclusions for terrorism are rescinded. Over the three months December 2002 to February 2003, we notified existing commercial policyholders of the existence of the federal backstop, offered comparable terrorism coverage and specified the cost of that coverage in accordance with the requirements of TRIA. Policyholders have the option to accept or decline the coverage, or negotiate other terms. These provisions apply to new policies written after enactment. An event has to cause $5 million in losses to be certified as an act of terrorism. Each participating insurance company will be responsible for paying out a certain amount in claims - a deductible - before Federal assistance becomes available. This deductible is based on a percentage of direct earned premiums from calendar year 2002. The deductible is as follows: 2002 - 1 percent (from enactment through the end of the year) ; 2003 - 7 percent; 2004 - 10 percent; and 2005 - 15 percent. For losses above a company's deductible, the Federal government will cover 90%, while the company contributes 10%. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60 million in 2003. Therefore, we continue to monitor concentrations of risk. Effective February 1, 2003, Selective has purchased a separate treaty that covers $45 million in the aggregate in excess of a $15 million retention in the aggregate for TRIA, nuclear, biological and chemical losses not covered by the act.

Effective January 1, 2001, we adopted a codified set of statutory accounting principles as required by the National Association of Insurance Commissioners
(NAIC). The changes to the statutory accounting principles reduced the differences within statutory accounting permitted practices between states. The adoption of the codified statutory accounting principles had minimal impact to the Risk Based Capital ratios for the Insurance Subsidiaries and did not significantly impact the dividend paying capabilities of the Insurance Subsidiaries. Our adoption of these principles led to an increase in 2001 combined statutory surplus of $43.0 million.

On June 1, 2000, federal regulators issued final regulations implementing the provisions of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (the Act), governing the privacy of consumer financial information. The regulations became effective on November 13, 2000, and the date for compliance with the regulations was July 1, 2001. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to non-affiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. Many states in which we operate have adopted laws that are at least as restrictive as the Act and the regulations. This is an evolving area of regulation requiring our continued monitoring to ensure continued compliance with the Act.

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

The NAIC Model Act is also intended to enhance the regulation of insurer solvency. This act contains certain risk-based capital (RBC) requirements for property and casualty insurance companies. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. RBC measures the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with a ratio below 200% of their total adjusted capital to their Authorized Control Level, as calculated in the Model Act, are subject to different levels of regulatory intervention and action. Based upon the unaudited 2002 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Authorized Control Level.

INVESTMENTS SEGMENT

The long-term objective of our investment policy is to maximize after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 89% debt securities, 9% equity securities, 1% short-term investments, and 1% other investments. High credit quality has always been a cornerstone of our investment strategy, as evidenced by the fact that 99% of our debt securities are investment grade. The average rating of our debt securities is "AA", S&P's second highest credit quality rating.

We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, maturities of debt securities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt portfolio primarily in intermediate-term securities. The average maturity of the portfolio was 5.3 years at December 31, 2002 compared with 4.9 years at December 31, 2001.

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

For additional information about our investment policy, see section titled "Investments" beginning on page 30.

DIVERSIFIED INSURANCE SERVICES SEGMENT

Our Diversified Insurance Services segment provides synergies with our agency force and creates new opportunities for agents to bring added value services and products to their customers. Our Diversified Insurance Services operation has three core functions: human resource administration outsourcing (HR Outsourcing), managed care and flood insurance. The businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own production or supply output). The flood and HR outsourcing products are currently sold through our independent agent distribution channel, while our managed care businesses provide an integral service used by our claims operation, as well as by other insurance carriers. In December 2001 the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA), which had historically been reported as part of the Diversified Insurance Services segment. This divestiture plan was realized in May 2002 when the Company sold all of the issued and outstanding shares of capital stock of PDA as well as certain software applications developed by PDA at a net gain of $0.5 million.

The results for this segment's continuing operations are as follows:

FOR THE YEAR ENDED DECEMBER 31,
($ in thousands)                              2002           2001         2000
                                            --------       -------       ------
HR OUTSOURCING
Net revenue                                 $ 38,127        34,352       29,155
Pre-tax profit (loss)                         (1,397)       (6,599)         110

MANAGED CARE
Net revenue                                   22,525        19,088       15,014
Pre-tax profit                                 3,010         3,686        3,509

FLOOD INSURANCE
Net revenue                                   18,317        14,571       11,991
Pre-tax profit                                 3,863         2,093        1,609

OTHER
Net revenue                                    1,827         1,615        1,367
Pre-tax profit                                   438           393          281

TOTAL
Net revenue                                   80,796        69,626       57,527
Pre-tax profit (loss)                          5,914          (427)       5,509
After-tax profit (loss)                        4,051          (201)       3,605
After-tax return on net revenue                  5.0%         (0.3)%        6.3%

      HUMAN RESOURCE ADMINISTRATION OUTSOURCING

Selective HR Solutions, Inc. (Selective HR) provides human resource administration outsourcing services, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation. HR outsourcing by the nature of its product package, provides a very high level of day-to-day services to its customers, which we believe will be attractive to small business owners, who can be accessed through existing relationships with our independent agents.

We continue to focus on further educating the Company's agency distribution force in order to better leverage their existing business owner relationships in an effort to improve upon the approximately 60 agents that are selling this product. Since the acquisition of Selective HR in 1999, the number of worksite employees has increased to just fewer than 22,000 from the approximately 12,000 we had at acquisition. However, worksite lives were about 19,000 at the end of January, 2003, which we expected, given our aggressive pricing and underwriting strategy, and the planned loss of a large client.

      MANAGED CARE

The goal of our managed care program is to return patients to their normal routine, at work and at home, and ensure medical costs are delivered in the most cost effective manner possible. Our managed care program provides workers' compensation and automobile medical claim services, health network services, third party administrative services and discounted access to the number one membership based medical provider network in New Jersey, while bearing no underwriting risk. Our medical claim services include first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and re-pricing. Our managed care program also provides medical claim management services under New Jersey's Automobile Insurance Cost Reduction Act. As part of our managed care program there are also two preferred provider organizations, which are networks of physicians, hospitals and other medical providers that have agreed, by contract, to discount their rates to members.

For the fifth consecutive year, NJBIZ (formerly Business News New Jersey) recognized Consumer Health Network Plus, LLC (CHN) as the number one preferred provider organization in New Jersey based on membership. Network expansion continues to be a major initiative for our managed care program. During 2002, our medical provider network expanded to 83,000 locations from 60,000 locations in 2001. This expansion was primarily the result of the acquisition of Northeast Health Direct, LLC (NHD), a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. CHN acquired NHD for $3.2 million including certain acquisition and financial performance related costs during 2002. CHN may be further required to pay additional consideration of approximately $1 million over the next two years based on certain criteria related to future financial performance.

      FLOOD INSURANCE

Selective is a servicing carrier for the National Flood Insurance Program
(NFIP). We provide a market for flood insurance to our agents and also have flood-only appointments with over 5,700 agents across the country. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss, since the premiums we collect are ceded 100% to the federal government. We receive a servicing fee from which we pay agency commissions and other related expenses. In addition to the servicing fees, we receive fees for handling claims. Currently, Selective is servicing more than 135,000 flood policies under this program as compared with 115,000 at this time last year. During 2002 the NFIP recognized Selective for its growth during fiscal 2001 by presenting Selective with its "Administrators Club" award.

      DIVERSIFIED INSURANCE SERVICES REGULATION

The companies of our Diversified Insurance Services segment are subject to certain laws and regulations.

Selective HR is an HR outsourcing company, which includes, but is not limited to, co-employee services. As a co-employer for some of its clients, federal, state and local laws and regulations relating to labor, tax and employment matters affect Selective HR. By contracting with its clients and creating a co-employer relationship with employees assigned to work at client company locations, Selective HR assumes certain contractual obligations, legal obligations and responsibilities of an employer under these laws and regulations. Many of these laws and regulations do not specifically address the obligations and responsibilities of co-employers. If these laws and regulations, such as the Employee Retirement Income Security Act, and federal and state employment laws and tax laws, are ultimately applied to a co-employer's relationship with their worksite employees, they could have a material adverse effect on Selective HR's results of operations or financial condition.

Some states in which Selective HR operates have passed licensing or registration requirements for co-employers. These regulatory laws vary from state to state but generally provide for monitoring the fiscal responsibility of co-employers. Alta, CHN and NHD, operate as a managed care organization (MCO) and/or a preferred provider organization (PPO) and are subject to laws and/or regulations in some states where they do business, which require them to be licensed to operate as an MCO or a PPO.

In New Jersey, a state from which both Alta and CHN derive substantial revenue, regulations implementing the Healthcare Quality Act may deem insured health benefit plans who contract with PPOs to be Managed Care Plans. Managed Care Plans may be required, through PPO contracts, to provide enrollees with information regarding the plan and the network and also to afford providers with certain protections. We are not currently subject to these regulations. If this changes in the future, it may require additional expenditure to achieve compliance, which would not be material to our consolidated results of operations or financial condition.

Both federal and state laws regarding privacy of medical records and patient privacy also affect Alta, CHN and NHD. Alta, CHN and NHD are not "covered entities" under the federal HIPAA statute or regulations. This is an evolving area of regulation requiring us to continually monitor and review our operations.

While Selective HR, Alta, CHN and NHD believe they are currently in compliance with all laws and regulations affecting their operations, there can be no assurance that, in the future, they will be able to satisfy new or revised licensing and regulatory requirements.

SelecTech is overseen by Alta and provides third-party administrative services to self-insured accounts. SelecTech also works closely with SRM Insurance Brokerage, LLC to assist businesses and government entities looking for customized insurance products and services. When operating as an insurance adjuster, SelecTech is subject to the laws and/or regulations in some of the states in which it does business, which require it to be licensed as an adjuster.

COMPETITION

We face significant competition in both the Insurance Operations and Diversified Insurance Services segments.

Our Insurance Operations compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors have greater financial, technical and operating resources. In addition, we face competition within each insurance agency which sells our insurance, because most of our agencies represent more than one insurance company. Based on net premiums written for 2001 (latest publicly available information), the Company is the 60th largest property and casualty group in the United States of America.

During 2002, our managed care unit was ranked as the number one PPO in New Jersey and the 19th largest nationwide based on membership, and includes over 83,000 medical provider locations. Currently, our HR Outsourcing unit's co-employer component is the 13th largest in the nation.

The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which we operate.

Please refer to the "Risk Factors" section below, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SEASONALITY

The Company's insurance business experiences a modest seasonality with regard to premiums written, which are usually highest in January and July of each year due to certain commercial lines renewals. Although the written premium experiences modest seasonality, premiums are earned ratably over the period of coverage. Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs. Catastrophes predominantly occur in the winter months due to cold and snow, in the spring and summer due to hail and tornadoes and in early fall, due to hurricanes. HR outsourcing products peak in terms of new customers in the first quarter when clients traditionally begin their fiscal year.

EMPLOYEES

We currently employ approximately 2,200 employees of which 1,725 work in our Insurance Operations and Investments segment and 475 work in our Diversified Insurance Services segment. The largest single concentration of employees is the 850 that work at our offices in Branchville, New Jersey.

RISK FACTORS

The following are certain risk factors that can affect our business and our results of operations and financial condition. There may be other risk factors, and this list is not exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business.

CATASTROPHIC EVENTS CAN HAVE A SIGNIFICANT IMPACT ON OUR FINANCIAL AND OPERATIONAL CONDITION.

Results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for such a year to be materially worse than for other years.

Our Insurance Subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of the Insurance Subsidiaries, thereby limiting the ability of the Insurance Subsidiaries to pay dividends.

Various events can cause catastrophes, including hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our Insurance Subsidiaries historically have been related to commercial property and homeowners' coverages.

Our Insurance Subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate if

      -     a major catastrophic loss exceeds the reinsurance limit, or

      - an insurance subsidiary pays a number of smaller catastrophic loss claims, which individually fall below the subsidiary's retention level.

In the past ten years the single largest catastrophe event generated claims of $14.1 million net of reinsurance. In that same period, total catastrophe losses in any one-year ranged from $2.2 million to $19.6 million net of reinsurance.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC AND REGULATORY CONDITIONS AND WEATHER-RELATED EVENTS IN THE EAST COAST AND MIDWESTERN STATES.

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

The property and casualty insurance industry is highly competitive on the basis of both price and service. If our competitors price their products more aggressively, our ability to grow or renew our business may be adversely impacted. There are many companies competing for the same insurance customers in the geographic areas in which we operate. The Internet may also emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

We also face competition because of entities which self-insure, primarily in the commercial insurance market. Many of our customers and potential customers are examining the benefits and risks of self-insuring as an alternative to traditional insurance.

A number of new, proposed or potential legislative or industry developments could further increase competition in the property and casualty insurance industry. These developments include:

      - the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

      - programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

      - changing practices caused by the Internet, which has led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

New competition from these developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

We are subject to extensive supervision and regulation in the states in which we transact business. The primary purpose of supervision and regulation is to protect individual policyholders and not shareholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can reduce or set rates at levels which we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers' compensation, healthcare or managed care, preferred provider organizations and human resource outsourcing administration organizations, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry.

In addition, proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures. Although we do not write health insurance in our managed care business, nor assume any healthcare risk, rules affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability and other insurance which we do write. We cannot determine whether or in what form healthcare reform legislation may be adopted by the U.S. Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of healthcare legislation or regulations, or changing interpretations, at the federal or state level would have on us.

Examples of regulatory risks include:

      Automobile Insurance Regulation

In March 1999, we began to implement a state-mandated 15% rate reduction for all personal automobile policies in New Jersey. As a result of this roll-back, our annual premiums in this line have been reduced. The effect of this rollback continued through 2001 decreasing premium collected and adversely impacting profitability. In addition, the New Jersey Urban Enterprise Zone Program requires New Jersey auto insurers, including us, to write involuntary urban auto insurance proportionate to our voluntary market share.

In October 2001, the Company withdrew a filing, originated in July 2000, seeking an overall 18.9% rate increase and reached an agreement with the New Jersey Department of Banking and Insurance. The agreement exhibited signs of more regulatory flexibility in the rate-setting process and involved rate increases for some coverages, decreases for others, tier changes for each change in risk, as well as discounts for certain customers. Additional rate changes for New Jersey personal automobile business were approved in January 2002, effective March 1, 2002 and February 2003, effective March 1, 2003 by the New Jersey Department of Banking and Insurance. In spite of these improvements, this business currently remains unprofitable.

South Carolina law established a joint underwriting association for automobile insurance. We are required to be a member along with other automobile insurers in South Carolina. As a member of this association, we have to write automobile insurance for some involuntary risks, and we share in the profit or loss of the association. On March 1, 2003, the association was replaced by an assigned risk plan. This plan will assign risks which are unable to obtain coverage voluntarily to insurers based on their market share. We are unable at this time to assess the impact of these changes on our results of operations.

      Workers' Compensation Insurance Regulation

Because we voluntarily write workers' compensation insurance, we are required by state law to write involuntary coverage. Insurance companies that underwrite voluntary workers' compensation insurance can either write involuntary coverage assigned by state regulatory authorities or participate in a sharing arrangement. We currently write involuntary coverage assigned to us in a sharing arrangement. We currently write involuntary coverage assigned to us directly from the State of New Jersey, and this business is unprofitable.

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

A CHANGE IN OUR MARKET SHARE IN NEW JERSEY COULD ADVERSELY IMPACT THE RESULTS IN OUR PRIVATE PASSENGER AUTOMOBILE BUSINESS.

New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market at the same premium rates that are applicable to policies which the insurers voluntarily write. The amount of involuntary insurance which an insurer must write in New Jersey depends on the insurer's market share in New Jersey -- the greater the market share the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey is unprofitable.

During 2002, the New Jersey Department of Banking and Insurance issued an order allowing State Farm Indemnity Company, which had approximately 17% of the market share for New Jersey private passenger automobile insurance, to non-renew a limited portion of its existing New Jersey voluntary private passenger automobile insurance. On September 13, 2002, the Department issued an order that establishes a method to distribute State Farm's insured vehicles among the remaining private passenger automobile insurers in the state. The implementation of this order could increase the number of private passenger vehicles we insure in New Jersey by as much as 3,300 vehicles, which in turn could increase our involuntary allotment.

THE PROPERTY AND CASUALTY INSURANCE INDUSTRY IS CYCLICAL.

Historically, the results of the property and casualty insurance industry have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. For example, in 2000 and 2001, commercial pricing increased, but had decreased for several years preceding 2000. Furthermore, the industry's profitability is affected by unpredictable developments, including:

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

WE ARE A HOLDING COMPANY, AND WE MAY BE RESTRICTED IN DECLARING DIVIDENDS, AND THUS MAY NOT HAVE ACCESS TO THE CASH THAT IS NEEDED TO MEET OUR CASH NEEDS.

Although substantially all of our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to us for payment of dividends or other cash distributions that we are required to make. Restrictions on our subsidiaries' ability to pay dividends or to make other cash payments to us may materially affect our ability to pay principal and interest on our indebtedness and dividends on our common stock.

Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund our cash needs.

The Insurance Subsidiaries may declare and pay dividends to us only if they are permitted to do so under the insurance regulations of their respective domiciliary state. All of the states in which our Insurance Subsidiaries are domiciled regulate the payment of dividends. Some states, including New Jersey, North Carolina and South Carolina, require that we give notice to the relevant state insurance commissioner prior to our Insurance Subsidiaries declaring any dividends and distributions payable to us. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend if it determines that the insurer's surplus as regards policyholders is not reasonable in relation to the insurer's liabilities and adequate to its financial needs, or in the case of New Jersey, if the regulatory authority determines that the insurer is otherwise in a hazardous financial condition.

Notwithstanding the foregoing, if insurance regulators otherwise determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

The Insurance Subsidiaries' sources of funds consist primarily of premiums, investment income and proceeds from sales and redemption of investments. Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments.

The Diversified Insurance Services subsidiaries may also declare and pay dividends. The potential dividends are restricted only by the operating needs of the subsidiaries. The Diversified Insurance Services subsidiaries' sources of funds consist primarily of fees for services rendered. Such funds are applied primarily to payment of operating expenses as well as dividends and other payments.

OUR RESERVES MAY NOT BE ADEQUATE TO COVER ESTIMATED LOSSES AND EXPENSES.

We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported claims for each accounting period. From time to time we have to increase reserves, and if our reserves are inadequate, we will be required to further increase reserves. An increase in reserves results in an increase in losses and a reduction in our net income and stockholders' equity for the period in which the deficiency in reserves is identified and could have a material adverse effect on our results of operations, liquidity and financial condition. Our reserve amounts are estimated based on what we expect the ultimate settlement and claim administration expenses to be. These estimates are based on facts and circumstances of which we are aware, predictions of future events, and trends in claims severity and frequency and other subjective factors. There is no method for precisely estimating our ultimate liability for settlement and claims.

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

We cannot be certain that the reserves we establish are adequate or will be adequate in the future.

OUR ABILITY TO REDUCE OUR EXPOSURE TO RISKS DEPENDS ON THE AVAILABILITY AND COST OF REINSURANCE.

We transfer our exposure to some risks to others through reinsurance arrangements with other insurance and reinsurance companies. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet those obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially and adversely affect our operations.

Reinsurers experienced significant losses related to the terrorist events of September 11, 2001. As a result, we may incur significantly higher reinsurance costs and more restrictive terms and conditions. Also, there may be reduced availability of reinsurance for some types of commercial exposures.

WE DEPEND ON OUR INVESTMENTS TO SUPPORT OUR OPERATIONS AND TO PROVIDE A SIGNIFICANT PORTION OF OUR REVENUES AND EARNINGS.

We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Fluctuations in interest rates cause inverse fluctuations in the market value of our debt portfolio. Any significant decline in the market value of our investments would reduce our shareholders' equity and our policyholders' surplus which could impact our ability to write additional premiums. In addition our notes payable are subject to certain debt-to-capitalization restrictions which could also be impacted by a significant decline in investment values.

WE DEPEND ON OUR INDEPENDENT INSURANCE AGENTS.

We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products, and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership or agencies, or expansion of agencies through acquisition could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting our business.

WE MAY BE ADVERSELY IMPACTED BY A CHANGE IN OUR RATINGS.

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold or sell our common stock.

The principal agencies that cover the property and casualty industry are A.M. Best Company, Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Rating Service (Fitch). We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings. A rating below "A" from A.M. Best could materially adversely affect the business we write. We believe that ratings from S&P, Moody's or Fitch, although important, have less of an impact on our business. We are currently rated "A" by S&P, "A2" by Moody's and "A" by Fitch. An unfavorable change in either of these ratings could make it more expensive for us to access capital markets and would increase the interest rate charged to us under our current lines of credit. We cannot be sure that we will maintain our current lines of credit. We cannot be sure that we will maintain our current A.M. Best, S&P's, Moody's or Fitch's ratings.

WE EMPLOY ANTI-TAKEOVER MEASURES THAT MAY DISCOURAGE POTENTIAL ACQUIRORS OF OUR COMPANY, WHICH COULD ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.

We own, directly or indirectly, all of the shares of stock of Insurance Subsidiaries domiciled in the states of New Jersey, New York, North Carolina and South Carolina. State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company which controls a domestic insurance company. Any purchase of 10% or more of our outstanding common stock would require prior action by all or some of the insurance commissioners of the above-referenced states.

In addition, other factors may discourage, delay or prevent a change of control of Selective. These include, among others, provisions in our certificate of incorporation, as amended, relating to:

      -     supermajority voting and fair price to our business combinations;

      -     staggered terms for our directors;

      -     supermajority voting requirements to amend the foregoing provisions;

      -     our stockholder rights plan;

      - guaranteed payments which must be made to our officers upon a change of control; and

      - the ability of our board of directors to issue "blank check" preferred stock.

The New Jersey Shareholders Protection Act provides, among other things, that a New Jersey corporation, such as Selective, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder. These provisions also could have the effect of depriving shareholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of our common stock.

WE DEPEND ON KEY PERSONNEL.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, HR outsourcing and corporate personnel. Competition to attract and retain key personnel is intense. While we have employment agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with our employees.

WE FACE RISKS FROM TECHNOLOGY-RELATED FAILURES.

Increasingly, our businesses are dependent on computer and Internet-enabled technology. Our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely impact our businesses.

WE FACE RISKS IN THE HUMAN RESOURCE ADMINISTRATION OUTSOURCING BUSINESS.

      Regulatory

The operations of Selective HR are affected by numerous federal and state laws and regulations relating to employment matters, benefits plans and taxes. In performing services for its clients, Selective HR assumes some obligations of an employer under these laws and regulations. If these federal or state laws are ultimately applied in a manner unfavorable to Selective HR, it could have a material adverse effect on our operations and financial condition.

      Liability for worksite employee payroll

When providing co-employment services, Selective HR assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of its clients' worksite employees. Clients are required to fund these obligations for us. If clients failed to fund these obligations, and if these obligations were to be significant, it could have a material adverse effect on our results of operations or financial condition.

      Liabilities for Client and Employee Actions

Selective HR establishes, by contract, division of responsibility with the client for various personnel management matters, including compliance with and liability under various governmental regulations. Because of this relationship, however, Selective HR may be subject to liability for the clients' violations of laws and regulations. Although the agreements with clients generally obligate them to indemnify Selective HR for any liability attributable to the conduct of the clients, Selective HR may not be able to collect on the contractual indemnification claim. In addition, worksite employees may be deemed to be agents of Selective HR subjecting Selective HR to liability for the actions of those worksite employees which could have a material adverse effect on our results of operations or financial condition.

CLASS ACTION LITIGATION COULD AFFECT OUR BUSINESS PRACTICES AND FINANCIAL
RESULTS.

The insurance industry has been the target of class action litigation in areas including the following:

      -     after-market crash parts;

      -     urban homeowner underwriting practices;

      -     health maintenance organization practices; and

      -     personal injury protection payments.

It is possible that future class action litigation could adversely affect our insurance and diversified insurance services businesses.

UNIONIZATION OF MEDICAL PROVIDERS COULD IMPACT OUR OPERATIONS.

Our subsidiary, CHN, builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors. The lessors receive medical fee discounts from network providers in exchange for potential patient volume commitments from CHN client and payor base. If medical providers, such as physicians, decided to unionize, that might impair CHN's ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers. These events would have an adverse impact not only on CHN, but also on Alta Services, our managed care subsidiary, which leases CHN networks, and Selective as a whole because we rely, in part, on provider networks and discounts to manage our claim medical expenses. Those events could also have an adverse effect of the results of operations of our Diversified Insurance Services business and Selective.

ITEM 2. PROPERTIES.

Situated on approximately 125 acres in Branchville, New Jersey, is our 315,000 square foot facility owned by Wantage Avenue Holding Company, Inc., a subsidiary of Selective. This office complex and the information technology office below are used by all segments of the business. All regional, field underwriting, information technology office, service centers, and subsidiary office locations, as indicated below, are leased. The regional offices are used by the Insurance Operations segment. The subsidiary offices are used by the Diversified Insurance Services segment. Our facilities are substantially fully utilized and are adequate for the conduct of our business.

REGIONAL INSURANCE OFFICES              SERVICE OFFICES                                DIVERSIFIED INSURANCE SERVICES OFFICES
CHESAPEAKE REGION                       UNDERWRITING SERVICE CENTER                    ALTA SERVICES LLC
HUNT VALLEY, MARYLAND                   RICHMOND, VIRGINIA                             HAMILTON, NEW JERSEY
6 North Park Drive, Suite 200           1100 Boulders Parkway, Suite 601               IBIS Plaza
Scott A. Hewitt, Vice President         Craig G. Borens, Vice President                3525 Quakerbridge Road
                                                                                       James W. Coleman, Jr.
MID-AMERICA REGION                      CLAIMS SERVICE CENTER                          Executive Vice President
COLUMBUS, OHIO                          RICHMOND, VIRGINIA
8800 Lyra Drive, Suite 200              1100 Boulders Parkway, Suite 601               CONSUMER HEALTH NETWORK PLUS, LLC
Timothy J. Violand, Vice President      Craig G. Borens, Vice President                SOUTH PLAINFIELD, NEW JERSEY
                                                                                       One Cragwood Road
NEW JERSEY REGION                       INFORMATION TECHNOLOGY OFFICE                  James W. Coleman, Jr.
HAMILTON, NEW JERSEY                    GLASTONBURY, CONNECTICUT                       Executive Vice President
1395 Yardville-Hamilton Square Road     500 Winding Brook Drive
Edward F. Drag, II, Vice President      Bradford S. Allen, Senior Vice President       FLOODCONNECT, LLC
                                                                                       BRANCHVILLE, NEW JERSEY
NORTHEAST REGION                                                                       40 Wantage Avenue
BRANCHVILLE, NEW JERSEY                                                                Robert J. Butler, Assistant Vice President
40 Wantage Avenue
Gregory J. Massey, Vice President                                                      SELECTIVE HR SOLUTIONS, INC.
                                                                                       SARASOTA, FLORIDA
PENNSYLVANIA REGION                                                                    6920 Professional Parkway East
ALLENTOWN, PENNSYLVANIA                                                                James W. Coleman, Jr.
1275 Glenlivet Drive, Suite 200                                                        Executive Vice President
Charles C. Adams, Vice President

SOUTHERN REGION
CHARLOTTE, NORTH CAROLINA
3420 Toringdon Way, Suite 300
Ronald C. Leibel, Vice President

ITEM 3. LEGAL PROCEEDINGS.

Information required under this item is included in Note 17 to the consolidated financial statements appearing under Item 8. "Financial Statements and Supplementary Data," and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required under this item regarding the price range of our common stock for each quarter of the two most recent fiscal years and the frequency and amount of dividends is included in the section entitled "Quarterly Financial Information", on page 67 under Item 8. Financial Statements and Supplementary Data of this report on Form 10-K and is incorporated by reference herein. Additional information required under this item regarding the frequency, amount and any restrictions on cash dividends for the two most recent fiscal years, and any information regarding restrictions and limitations on the payment of cash dividends is found in the section entitled "Financial Condition, Liquidity and Capital Resources" beginning on page 35 up through the second paragraph on page 37, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the consolidated financial statements of this report on Form 10-K and is incorporated by reference herein.

The Company's common stock trades on The Nasdaq National Market under the symbol: SIGI. As of December 31, 2002, there were approximately 4,445 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

Eleven-Year Financial Highlights

(All presentations are in
accordance with GAAP
unless noted otherwise,
number of weighted average
shares and dollars in
thousands, except per share
amounts)                                                2002           2001          2000          1999          1998
                                                 -----------      ---------     ---------     ---------     ---------
Net premiums written ..........................  $ 1,053,487        925,420       843,604       811,677       748,873
Net premiums earned ...........................      988,268        883,048       821,265       799,065       722,992
Net investment income earned ..................      103,067         96,767        99,495        96,531        99,196
Net realized gains (losses) ...................        3,294          6,816         4,191        29,377        (2,139)
Diversified insurance services revenue (1),(3)        80,796         69,626        57,527        29,764        14,100
Total revenues ................................    1,178,950      1,059,020       986,217       957,879       837,329
Underwriting loss (2) .........................      (38,743)       (60,638)      (65,122)      (54,147)      (24,986)
Diversified insurance services income
    (loss) from continuing operations (1),(3) .        5,914           (427)        5,509         4,772         2,217
Net income from continuing operations (3) .....       42,138         26,318        26,686        54,241        53,570
(Loss) from discontinued operations (3) .......         (169)          (625)         (151)         (524)           --
Net income (4) ................................       41,969         25,693        26,535        53,717        53,570
Comprehensive income ..........................       59,366         24,405        49,166        16,088        78,842
Total assets ..................................    3,029,847      2,684,344     2,590,903     2,507,545     2,432,168
Notes payable and debentures (7) ..............      262,768        156,433       163,634        81,585        88,791
Stockholders' equity ..........................      652,102        591,160       577,797       569,964       607,583
Statutory premiums to surplus ratio (2),(5) ...        1.9:1          1.8:1         1.7:1         1.6:1         1.5:1
Statutory combined ratio (1),(2),(6) ..........        103.2%         106.7         108.2         105.7         103.2
Combined ratio (1),(2),(6) ....................        103.9%         106.9         107.9         106.8         103.6
Yield on investment, before-tax ...............          5.4%           5.4           5.8           5.6           5.7
Debt to capitalization ........................         28.7%          21.0          22.1          12.5          13.2
Return on average equity ......................          6.8%           4.4           4.6           9.1           9.1

Per share data:

Net income from continuing operations:
Basic .........................................         1.67           1.07          1.07          2.00          1.88
Diluted .......................................         1.57           1.00          1.01          1.88          1.74

Net income:
Basic .........................................         1.66           1.05          1.07          1.98          1.88
Diluted .......................................         1.56           0.98          1.01          1.87          1.74

Dividends to stockholders .....................         0.60           0.60          0.60          0.59          0.56

Stockholders' equity ..........................        24.52          23.15         22.92         21.46         21.30

Price range of common stock:
High ..........................................        31.48          28.21         25.88         22.50         29.25
Low ...........................................        19.36          19.94         14.63         16.50         16.69
Close .........................................        25.18          21.73         24.25         17.19         20.13

Number of weighted average shares:
Basic .........................................       25,301         24,583        24,907        27,081        28,480
Diluted .......................................       26,922         26,424        26,572        28,877        30,412

      1997          1996          1995          1994          1993          1992
 ---------     ---------     ---------     ---------     ---------     ---------
   717,618       692,239       757,021       697,941       607,462       560,360
   676,268       694,947       742,817       680,270       594,919       539,792
   100,530        96,952        91,640        80,657        77,326        73,516
     6,021         2,786           900         4,230         4,528         3,943
     8,236         7,061         4,529         3,482         2,912         2,519
   794,183       804,780       843,100       771,682       682,510       622,084
    (3,022)      (21,982)      (17,468)      (35,119)      (54,530)      (42,127)

       765         1,950           856           591           545           453
    69,608        55,551        53,042        38,276        22,678        53,915
        --            --            --            --            --            --
    69,608        55,551        53,042        38,276        22,678        53,915
   105,931        51,539       105,035         1,078        21,380        53,520
 2,306,191     2,189,737     2,119,804     1,870,718     1,725,736     1,639,033
    96,559       103,769       111,292       111,378        61,291        63,681
   565,316       474,299       436,749       329,164       322,807       311,705
     1.5:1         1.7:1         2.1:1         2.4:1         2.6:1         2.5:1
     100.1         102.9         101.6         104.3         108.5         107.9
     100.3         102.9         102.3         105.1         109.1         107.7
       6.0           6.1           6.4           6.5           6.8           7.2
      14.6          18.0          20.3          25.3          16.0          17.0
      13.4          12.2          13.9          11.7           7.1          18.5

      2.41          1.92          1.86          1.38          0.83          2.02
      2.27          1.83          1.81          1.29          0.81          1.93

      2.41          1.92          1.86          1.38          0.83          2.02
      2.27          1.83          1.81          1.29          0.81          1.93

      0.56          0.56          0.56          0.56          0.56          0.55

     19.32         16.31         15.17         11.62         11.74         11.60

     28.38         19.38         19.19         15.38         15.50         11.75
     18.31         15.50         12.25         11.50         10.25          8.00
     27.00         19.00         17.75         12.63         15.25         11.00

    28,909        28,860        28,481        27,759        27,271        26,690
    30,925        30,360        29,846        29,356        29,133        28,869

(1) Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. Prior years have been restated to reflect this reclassification as well as the exclusion of results from discontinued operations.

(2) See the Glossary of Terms on page 20 of the 2002 Annual Report to Shareholders for definitions of terms and specific measures, which glossary is incorporated by reference herein.

(3) See Note 12 to the consolidated financial statements and the section entitled Results of Operations for a discussion of discontinued operations and Note 9 for components of income (loss), which are incorporated by reference herein.

(4) Net income for 1992 increased by $26 million due to the adoption of two accounting policies, Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FASB 109), and a change in the method of deferring policy acquisition costs. FASB 109 increased net income by $20 million ($0.76 per basic share and $0.70 per diluted share) and the change in deferred policy acquisition costs increased net income by $6 million ($0.23 per basic share and $0.21 per diluted share).

(5) Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital since, as the ratio increases, revenue per dollar of invested capital increases, indicating the possible opportunity for an increased return.

(6) Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

(7) See Note 6 to the consolidated financial statements for a discussion of senior convertible notes issued during 2002, which discussion is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS(1)
2002 COMPARED WITH 2001 AND 2000

Financial Highlights
(dollars in thousands)                               2002         2001        2000
                                               ----------      -------     -------
Net premiums written                           $1,053,487      925,420     843,604
Diversified insurance services revenue (2)         80,796       69,626      57,527
Net investment income earned                      103,067       96,767      99,495
Operating income (1), (2)                          39,997       21,888      23,962
Net realized gains, after-tax                       2,141        4,430       2,724
Net income                                         41,969       25,693      26,535
Statutory combined ratio                            103.2%       106.7       108.2
Combined ratio                                      103.9%       106.9       107.9
Return on average equity                              6.8%         4.4         4.6

(1) - Refer to the Glossary of Terms on page 20 of the 2002 Annual Report to Shareholders for definitions of terms used in this financial review, incorporated by reference herein.

(2) - From continuing operations, refer to Note 12 to the consolidated financial statements and this section for further discussion.

2002 was a year characterized by serious challenges for the entire property and casualty insurance industry and the U.S. economy. However, our competitive positioning and growth strategies enabled us to reach the goals we set for 2002 and reinforce our capacity for continued improvement. We surpassed our 2001 record revenue of $1 billion and net premiums written of $925 million with revenue from continuing operations of $1.2 billion and net premiums written over the billion-dollar threshold to $1.1 billion.

These results increased 2002 net income to $42.0 million, or $1.56 per diluted share on 26,922,000 weighted average shares, compared with $25.7 million or $0.98 per diluted share in 2001 on 26,424,000 weighted average shares and $26.5 million or $1.01 per diluted share in 2000 on 26,572,000 weighted average shares. The 63% increase for 2002 compared with 2001 was attributable to our core commercial lines operation, where we achieved our 11th straight quarter of double digit price increases. These increases averaged 19% for 2002, compared with 16% in 2001 and 13% in 2000.

Net investment income earned for the year was $103.1 million compared with $96.8 million in 2001 and $99.5 million in 2000. The Company generated operating cash flows of $180.1 million in 2002, compared with $52.7 million in 2001 and $64.3 million in 2000. The 2002 operating cash flows coupled with the $112.8 million net proceeds from the senior convertible notes, increased our overall investment portfolio to $2.1 billion. This higher asset base drove our increased investment income, even though interest rates continue to trend downward. The decrease in 2001 compared with 2000 was due to: (i) lower interest rates, (ii) lower return on our investments in limited partnerships that are subject to market fluctuations (see Note 2 (j) to the consolidated financial statements for additional discussion), and (iii) lower year-end distributions from mutual funds. Net pre-tax realized gains for 2002 decreased to $3.3 million from $6.8 million in 2001 and $4.2 million in 2000. Realized investment gains and losses fluctuate based on investment decisions regarding individual securities as well as tax planning strategies.

For the year, we reported operating income from continuing operations of $40.0 million, compared with $21.9 million in 2001 and $24.0 million in 2000. Operating income from continuing operations differs from net income by the exclusion of after-tax realized gains or losses on investment sales, as well as net income from discontinued operations. It is used as an important financial measure by management, analysts and investors, but is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). This financial measure may not be comparable to similar measures reported by other companies.

We manage our business in three segments: Insurance Operations (commercial lines underwriting and personal lines underwriting); Investments; and Diversified Insurance Services. The summaries below provide further insight into these segments.

INSURANCE OPERATIONS

For 2002, net premiums written were $1.1 billion, an increase of 14%, over 2001 net premiums written of $925.4 million which were 10% higher than 2000 net premiums written of $843.6 million. The 2002 increase included approximately

$224.2 million in new business, up 19% over last year's $188.3 million, while 2000 included $171.7 million. Net premiums written for commercial lines grew 17% in 2002, while personal lines were up 1%. This growth reflects our ongoing strategy to primarily focus on our core commercial lines operation, while building a smaller, but profitable personal lines segment. For 2002, our overall statutory combined ratio was 103.2% down from 106.7% in 2001 and 108.2% in 2000. This ratio was better than the A.M. Best estimated industry-wide statutory combined ratio of 105.7% for 2002.

Historically in the insurance industry, the ratio of statutory premiums to surplus has been used as a measure of solvency. An increase in the ratio can indicate a possible increase in solvency risk. Management and certain analysts also view this ratio as a measure of the effective use of capital since, as the ratio increases, revenue per dollar of invested capital increases, indicating the possible opportunity for an increased return. Our statutory premiums to surplus ratio has increased to 1.9x in 2002 from 1.8x in 2001, but this increase is mainly due to the effect of price increases and not to increased exposure.

COMMERCIAL LINES RESULTS

Commercial lines net premiums written were $849.2 million for 2002, or approximately 81% of our total net premiums written, $723.8 million for 2001 and $639.0 million for 2000. Growth in our core commercial lines operation was led by a 19% increase in renewal price increases for the year, compared with 16% for 2001 and 13% for 2000. Commercial lines policies in force were 302,672 at December 31, 2002 compared with 295,860 in 2001 and 296,986 in 2000. Even with these price increases, retention at point of renewal was 83% for 2002, versus 81% in 2001. Included in the net premiums written totals are new business of $196.7 million in 2002, compared with $163.6 million in 2001 and $133.6 million in 2000. We believe that the increase in new business was primarily attributable to our field strategy, which puts underwriting and claims specialists in direct contact with our agencies. This new business growth also reflects continued agency integration of our small business and technology initiatives through systems such as One & Done, our Internet-based business system that allows agents to issue small business policies from their offices. In 2002, our agents processed $18.8 million of new small commercial business through One & Done, compared with $7.0 million in 2001, the initial year this system was in use. Policies entered through One & Done accounted for more than 30% of our new commercial policies in 2002.

The Company's commercial lines combined ratio finished the year at 102.7%, compared with 104.9% in 2001 and 107.4% in 2000. Price increases, combined with underwriting improvements, are driving these profitability improvements. Our commercial lines statutory combined ratios showed similar improvements, as 2002 finished at 102.2% compared with 104.5% in 2001 and 108.2% in 2000.

Our commercial lines loss and loss expense ratio was 70.4% in 2002, compared with 70.9% in 2001 and 72.5% in 2000. The 0.5% decrease in the ratio in 2002 from 2001 was attributable to the 19% renewal price increase which had an effect of 7.4 points on the loss and loss expense ratio. This was offset by 4.7 points of loss trends, 1.0 point of catastrophes losses and 1.2 points of reinsurance costs. The 1.6% decrease in the ratio in 2001 from 2000 was attributable to the 16% renewal price increase which had an effect of 5.7 points on the loss and loss expense ratio and 0.9 points of favorable catastrophe losses. This was offset by 4.0 points of loss trends and 1.0 point of reinsurance costs.

We yielded solid improvements in underwriting results across most commercial lines segments. The statutory combined ratio for commercial property dropped to 90.2%, compared with 101.4% in 2001 and 113.5% in 2000.

The commercial automobile statutory combined ratio improved to 99.2%, for the year, compared with 108.0% in 2001 and 113.8% in 2000, while the business owners policy statutory combined ratio improved to 108.3%, compared with 120.0% in 2001 and 116.8% in 2000. Improvements in these lines reflect higher pricing, as well as continued underwriting improvement and heightened loss control efforts, all of which lead to a better overall mix of business.

Our workers' compensation line requires further improvement, however, as the statutory combined ratio increased to 110.9%, compared with 106.6% in 2001 and 110.5% in 2000. We saw an increase in claim severity during 2002, primarily from contracting and manufacturing risks. These risks accounted for 65% of our losses greater than $100,000. In response to this, we are writing less business in certain contracting classes, along with eliminating new business policies written for one to three person operations. To increase earned premium we have reduced our average schedule credit, to an average of 3.1% in 2002 compared with 5.5% in 2001 and 8.2% in 2000. Since these credits reduce net premiums written, by reducing the credits we are increasing our net premiums written. Where obtainable, we are also seeking aggressive pricing, which includes an 11.5% average increase effective January 1, 2003 in New Jersey, one of our larger workers' compensation markets. It is also important to keep in mind our use of account-based underwriting. In New Jersey, for example, our workers' compensation statutory combined ratio was 120.7% for 2002 compared with 100.2% in 2001 and 112.3% in 2000. However, the state's overall commercial lines statutory combined ratio came in at 93.7% for 2002 compared with 97.0% in 2001 and 100.4% in 2000, demonstrating our ability to manage the workers' compensation product as just one component of the overall commercial account.

We experienced higher than expected loss emergence in 2002 for past accident years in our Other Liability line of business. This led to a statutory combined ratio of 101.0% in 2002, compared with 99.1% in 2001 and 95.2% in 2000.

The liability line of business is inherently volatile, which makes it more difficult to reserve. To bring our statutory combined ratio back to levels seen in prior years we have tightened underwriting guidelines. As a result, we are restricting the amount of work a contractor is able to subcontract, requiring written contracts with Hold Harmless and Indemnification agreements in place and setting minimum limits of liability coverage. In addition, we have revised underwriting guidelines in our restaurant business, to allow less liquor sales, disallow playground or recreational activities, and require more stringent life safety measures in each restaurant.

The commercial lines underwriting expense ratio decreased to 31.6% in 2002 down from 32.7% in 2001 and 33.6% in 2000. These improvements reflect the higher prices as well as the "high-tech, high-touch" approach that makes it easy and cost-effective for our agents to do business with us. One & Done is part of our small business strategy: to eliminate redundancies in the independent agency distribution model by delivering easy and efficient systems. This system allows us to write business at a marginal underwriting expense ratio of about 23%. This will have a positive impact on our underwriting expense ratio as we use One & Done to process more business. We have begun to roll out our web-based commercial lines system that delivers real-time rating to our agencies, while enabling them to seamlessly exchange information with the Company. Having our agents perform tasks that in the past would have been performed by a Selective employee has allowed us to reduce staff, which has also contributed to the reduced underwriting expense ratio. Overall, Selective agencies utilized these systems to enter more than 65% of commercial policies directly from their offices.

In addition, two years ago we established our Underwriting Service Center. The Underwriting Service Center services smaller accounts for a 2% reduction in commission, so agents can focus their attention on larger, more complex accounts. The Underwriting Service Center was servicing more than $25 million of premiums as of the end of 2002. Agents are beginning to realize that it is not efficient to handle small business, and that our Underwriting Service Center is a better option.

PERSONAL LINES RESULTS

Personal lines net premiums written were $204.3 million in 2002, $201.6 million in 2001, and $204.6 million in 2000. The increase in net premiums written is attributable to renewal price increases reaching an average of 9.0% in 2002, compared with 2.1% in 2001 and a decrease of 2.9% in 2000 due to the rate roll-back imposed by New Jersey's Automobile Insurance Cost Reduction Act (AICRA).

The personal lines combined ratio for the year was 108.8%, compared with 113.5% last year and 109.5% in 2000. This decrease was caused primarily by a decrease in the New Jersey personal automobile loss and loss expense ratio for the year to 79.7% from 90.8% in 2001 and 81.4% in 2000. This decrease reflects an $8.0 million pre-tax reserve charge taken during 2001 due to the shortfall in estimated savings for the Company's New Jersey private passenger automobile liability coverage from AICRA. The charge added 4.0 points to the overall and
6.3 points to the New Jersey personal automobile combined ratio for 2001.

The personal lines ratio of losses and loss expenses incurred decreased 5.4 points, to 80.1% in 2002, compared with 85.5%, in 2001 and 81.4% in 2000 due to two years of favorable pricing and tier changes and the reserve charge taken during 2001. This book of business, however, remains unprofitable.

As we continue to earn higher premiums from price and tier changes, we expect ongoing improvements in our New Jersey personal automobile results. In 2002, we continued to see reductions in new business submissions for New Jersey personal automobile, with our market share now down to approximately 2.3% compared with 2.5% in 2001 and 2.7% in 2000. New Jersey insured vehicles declined to 111,000 over the course of 2002 from approximately 121,000 in 2001. New Jersey personal automobile net premiums written now represents about 12% of our overall net premiums written down from 13% in 2001 and 15% in 2000. In addition, we were recently granted a 2.8% increase, effective in March 2003 that will continue the upward trend of higher premiums per vehicle. Our average premium per vehicle in New Jersey increased 9.3% for 2002, compared with an increase of 4.6% in 2001; while it remained flat in 2000. During 2002, we also realized commission savings of $3.5 million over 2001, as we reduced our commission schedule to be more in line with competitors.

In our nine other personal lines states, net premiums written were up 6% for the year to $65.4 million, compared with $61.9 million in 2001 and $62.0 million in 2000, reflecting the ongoing implementation of price increases, tier changes and other underwriting actions to improve results. We also continue efforts to control our exposure in New York due to the high cost of required participation in the involuntary automobile insurance market. In 2002, we decreased the number of vehicles written in New York by more than 17%, to under 11,000 compared with 12,900 in 2001 and 11,900 in 2000.

Our personal lines statutory combined ratio for these nine states was 120.5%, compared with 115.4% in 2001 and 119.6% in 2000, reflecting the negative impact of charges relating to the New York assigned risk automobile business. Excluding New York, the full year ratio was 116.1%, compared with 113.4% in 2001 and 119.1% in 2000, and in line with our full year 2002 revised estimate of 118.0%. Obviously, these results are not acceptable, and we have extensive plans, by state, to establish an appropriate level of profitability.

Price and tier changes for these nine states, totaling more than 22% for automobile and about 12% for homeowners over the last two years, continue to favorably impact net premiums earned. We are aggressively pursuing additional double-digit rate increases and tier changes in 2003, as personal lines prices continue to push upward industry-wide.

REINSURANCE RENEWALS

We recently completed the renewals for our 2003 calendar reinsurance treaties. All three treaties remained substantially unchanged from 2002.

Our New Jersey Homeowners' 75% Quota Share treaty renewed at the expiring $75.0 million per occurrence limit with form following coverage. Premiums ceded under this treaty remained flat compared with the prior year at approximately $19.7 million. Terms and conditions remained relatively the same.

Our Property Catastrophe treaty renewed at existing limits of $150.0 million and retention of $15.0 million. Terrorism coverage is excluded as per definition of the Terrorism Risk Insurance Act (TRIA) as well as nuclear, biological and chemical losses. The overall program cost for this treaty was $7.8 million, an increase of 4.0% over last year's $7.5 million. The $15.0 million retention would be reduced to a minimum retention of $1.0 million for a New Jersey region catastrophe, due to a provision under the treaty that provides Selective up to $14.0 million of benefit from the New Jersey Homeowners 75% quota share treaty.

Our bond treaty included a slight increase in retention, to $800,000 in 2003 from $750,000 in 2002 and a small co-participation feature, but the rate remained stable at 11.3% of subject premium.

On November 26, 2002 TRIA legislation was signed into law. The program terminates on December 31, 2005. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United Sates are required to participate in the program. With the signing of this legislation, all previously approved exclusions for terrorism are rescinded. Over the three months December 2002 to February 2003, we notified existing commercial policyholders of the existence of the federal backstop, offered comparable terrorism coverage and specified the cost of that coverage in accordance with the requirements of TRIA. Policyholders have the option to accept or decline the coverage, or negotiate other terms. These provisions apply to new policies written after enactment. An event has to cause $5 million in losses to be certified as an act of terrorism. Each participating insurance company will be responsible for paying out a certain amount in claims - a deductible - before Federal assistance becomes available. This deductible is based on a percentage of direct earned premiums from calendar year 2002. The deductible is as follows: 2002 - 1 percent (from enactment through the end of the year) ; 2003 - 7 percent; 2004 - 10 percent; and 2005 - 15 percent. For losses above a company's deductible, the Federal government will cover 90%, while the company contributes 10%. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60 million in 2003. Therefore, we continue to monitor concentrations of risk. Effective February 1, 2003, Selective has purchased a separate treaty that covers $45 million in the aggregate in excess of a $15 million retention in the aggregate for TRIA, as well as, nuclear, biological and chemical losses not covered by the act.

Our property and casualty excess of loss treaties were renewed effective July 1, 2002. Under our casualty treaty, the Company retains the first $2.0 million of any casualty loss as well as 25% of the next $3.0 million in losses in excess of the $2.0 million retention. For contract year 2001, the Company retained 15% of this layer. The casualty program provides coverage of $48.0 million in excess of the Company's $2.0 million retention in six layers, except commercial umbrella, which is reinsured up to $10.0 million. The casualty contract includes one annual aggregate limit by coverage layer for a terrorism loss. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The underlying Selective policies exclude nuclear losses, however, biological and chemical losses are covered to some extent on most policies.

The property excess of loss structure remained unchanged with coverage of up to $13.0 million per risk in excess of the Company's retention of $2.0 million. This treaty includes terrorism coverage for all risks that are under $50.0 million in total insured value, with annual aggregate limits of $9.0 million for the first layer, $15.0 million for the second layer and $10.0 million for the third layer. Nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The underlying policies exclude nuclear losses, however, biological and chemical losses are covered to some extent on most policies.

The estimated reinsurance cost for the property and casualty excess of loss treaties is projected to be approximately $27.6 million for the contract year ending June 2003, compared with $18.5 million for contract year ending June 2002 and $11.5 million for contract year ending June 2001. Reinsurance costs over the past three years have trended upward reflecting poor industry-wide reinsurance results, including the September 11th terrorist attacks, as well as concerns about industry-wide asbestos and other environmental claims. Our costs reflect these factors despite our relatively good results and significantly lower exposure to these industry-wide issues.

INVESTMENTS

Although lower interest rates have put pressure on investment returns, we still generated an increase in before-tax investment income to $103.1 million for the year, compared with $96.8 million for 2001 and $99.5 million in 2000. The increase reflects an increased asset base as our overall investment portfolio reached $2.1 billion. This was due to strong operating cash flows of $180.1 million in 2002, compared with $52.7 million in 2001 and $64.3 in 2000 coupled with the net proceeds of $112.8 million from the senior convertible notes offered in September. Our before-tax portfolio yield was 5.4% in 2002 consistent with 2001 but lower than the 5.8% in 2000.

We continue to maintain a conservative, diversified investment portfolio, with our debt security holdings representing 89% of invested assets. 59% of our debt securities portfolio is rated "AAA" while the portfolio has an average rating of "AA", Standard & Poor's second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that 99% of the debt securities are investment grade.

The following table presents the Moody's and Standard & Poor's ratings of our debt securities portfolio:

Rating          2002          2001
-------         ----          ----
Aaa/AAA           59%           44%
Aa/AA             19%           28%
A/A               16%           21%
Baa/BBB            5%            6%
Other              1%            1%
                 ---           ---

Total            100%          100%
                 ===           ===

We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, debt security maturities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt securities portfolio primarily in intermediate-term securities. The average maturity of the portfolio at December 31, 2002 was 5.3 years compared with 4.9 years at December 31, 2001.

We will continue to follow our investment philosophy that has historically proven successful. The strategy is to continue to purchase debt securities in sectors that represent the most attractive relative value and maintain a moderate equity exposure. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

The Company regularly reviews its investment portfolio for declines in value, focusing attention on securities whose market value is less than 85% of their cost/amortized cost at the time of review. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment, generally will not lead to a write-down. If our judgment about an individual security changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position of future periods. Factors considered, but not limited to, in evaluating potential impairment of debt securities include the following:

      -     Whether the decline appears to be issuer or industry specific;

      - The degree to which an issuer is current or in arrears in making principal and interest payments on the debt securities in question;

      - The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

      - Buy/hold/sell recommendations published by outside investment advisors and analysts; and

      - Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Factors considered, but not limited to, in evaluating potential impairment of equity securities include the following:

      -     Whether the decline appears to be issuer or industry specific;

      - The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;

      - The price-earnings ratio at the time of acquisition and date of evaluation;

      - The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;

      -     The recent income or loss of the issuer;

      - The independent auditors' report on the issuer's recent financial statements;

      - The dividend policy of the issuer at the date of acquisition and the date of evaluation;

      - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

      -     Any rating agency announcements.

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines of $7.1 million for 2002, $1.4 million for 2001 and $1.0 million for 2000. These securities were written down due to heightened credit risk that was security specific and would not impact other securities held.

The Company realized gains and losses from the sale of available-for-sale debt and equity securities during 2002, 2001 and 2000. The following table presents the period of time that securities, sold at a loss during these years, were continuously in an unrealized loss position prior to sale:

(in millions)                             2002                    2001                   2000
                                 ---------------------    --------------------   --------------------
                                    Fair                    Fair                   Fair
Period of time in an             Value on     Realized    Value on    Realized   Value on    Realized
unrealized loss position         Sale Date      Loss      Sale Date     Loss     Sale Date     Loss
                                 ---------    --------    ---------   --------   ---------   --------
Debt securities:
0 - 6 months                       $28.4         5.0         4.7         0.3          --          --
7 - 12 months                        4.9         0.1          --          --         4.7         0.1
Greater than 12 months               3.7         1.3        13.6         1.2         1.8         1.1
                                   -----       -----       -----       -----       -----       -----
Total debt securities               37.0         6.4        18.3         1.5         6.5         1.2
                                   -----       -----       -----       -----       -----       -----

Equity Securities:
0 - 6 months                          --          --         3.3         0.7         4.3         1.8
7 - 12 months                         --          --         9.9         3.0         1.4         1.7
Greater than 12 months                --          --         1.2         0.8         1.9         1.1
                                   -----       -----       -----       -----       -----       -----
Total equities                        --          --        14.4         4.5         7.6         4.6
                                   -----       -----       -----       -----       -----       -----
Total                              $37.0         6.4        32.7         6.0        14.1         5.8
                                   =====       =====       =====       =====       =====       =====

These securities were sold despite the fact that they were in a loss position due to heightened credit risk of the individual security sold, or the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions.

Unrealized losses

The following table summarizes, for all available-for-sale securities in an unrealized loss position at December 31, 2002 and 2001, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

(in millions)                         2002                      2001
                             ---------------------      --------------------
                                           Gross                     Gross
Period of time in             Fair      Unrealized       Fair     Unrealized
unrealized loss position     Value         Loss         Value        Loss
                             -----      ----------      -----     ----------
Debt securities:
0 - 6 months                 $110.8          3.3        253.1          9.2
7 - 12 months                  12.9          0.3          2.4          0.6
Greater than 12 months         19.8          3.0         12.8          1.5
                             ------         ----        -----         ----
Total debt securities         143.5          6.6        268.3         11.3
                             ------         ----        -----         ----
Equities:
0 - 6 months                   15.6          2.3         20.2          1.2
7 - 12 months                  15.9          3.2          0.5          0.1
Greater than 12 months          8.3          2.4          0.2           --
                             ------         ----        -----         ----
Total equities                 39.8          7.9         20.9          1.3
                             ------         ----        -----         ----
Total                        $183.3         14.5        289.2         12.6
                             ======         ====        =====         ====

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at December 31, 2002 by contractual maturity:

                                                            Amortized       Fair
(in millions)                                                 Cost         Value
                                                            ---------      -----
One year or less                                             $ 23.2         22.2
Due after one year through five years                          25.5         24.6
Due after five years through ten years                         71.6         68.5
Due after ten years through fifteen years                      19.9         18.4
Due after fifteen years                                        10.0          9.8
                                                             ------        -----
Total                                                        $150.2        143.5
                                                             ======        =====

At December 31, 2002 our investment portfolio included non-investment grade securities with an amortized cost of $14.7 million, or 0.6% of the portfolio, and a fair value of $13.3 million. At December 31, 2001, non-investment grade securities in our investment portfolio represented 0.8%, with an amortized cost of $16.2 million and a fair value of $14.8 million. The unrealized loss on these securities represented 9.8% of our total unrealized loss at December 31, 2002, and 11.3% at December 31, 2001. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company does not have a material investment in non-traded securities in 2002 or 2001.

The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At December 31, 2002, 19.8% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, some of which were in an unrealized loss position, compared with 11.2% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated security at "Baa2" and the average Standard and Poor's rating is "A+", with the lowest rated security at "BB"-.

DIVERSIFIED INSURANCE SERVICES

The Diversified Insurance Services businesses create a fee-based source of revenue that is not dependent on insurance underwriting cycles. These businesses are not capital intensive and strengthen our ability to develop new revenue streams in fast-growing markets. During 2002, our Diversified Insurance Services strategy further evolved, which led to a more refined focus on businesses that provide synergy with our agency force and create new opportunities for agents to bring added value services and products to their customers. This focus has led us to consolidate our Diversified Insurance Services operations into three core functions: Human Resource Administration Outsourcing (HR outsourcing), managed care and flood insurance. The businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own product or supply output). The flood and HR outsourcing products are sold through our independent agent distribution channel, while our managed care businesses provide an integral service used by our claims operation, as well as by other insurance carriers. We measure the performance of these companies in terms of revenue growth, results of operations, and returns on revenue.

The continuing operations of Diversified Insurance Services generated $80.8 million of revenue and $4.1 million of net income for 2002, compared with $69.6 million of revenue and $0.2 million of net loss for 2001 and $57.5 million of revenue and $3.6 million of net income for 2000. The segment's return on net revenue increased to 5.0% for 2002, compared with (0.3)% for 2001 and 6.3% for 2000.

Our HR outsourcing company, Selective HR Solutions, Inc., provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation insurance. HR outsourcing, by the nature of its product package, provides a very high level of day-to-day services to its customers, which we believe will be attractive to small business owners, who can be accessed through existing relationships with our independent agents. HR outsourcing revenues increased 11% to $38.1 million for 2002, compared with $34.4 million for 2001 and $29.2 million for 2000. Net loss decreased to $0.7 million, compared with $4.2 million for 2001 and net income of $0.1 million for 2000. Due to market pricing pressures, revenue increases have not kept pace with increasing product costs and as a result we continue to implement new pricing and cost reduction initiatives. During 2002, labor related expenses were down about 14% over 2001 as a direct result of such initiatives. In 2001 revenue increases were more than offset by a $4.0 million workers' compensation reserve increase combined with increased variable and infrastructure costs thus resulting in a net loss compared with 2000.

Our managed care companies [Alta Services LLC (Alta), SelecTech, LLC (Selectech), Consumer Health Network Plus, LLC (CHN) and Northeast Health Direct, LLC (NHD)] provide workers' compensation and automobile medical claim services, third party administrative services and discounted access to the number one membership based medical provider network in New Jersey while bearing no underwriting risks. Network expansion has been, and will continue to be a major initiative for our managed care program. During 2002 our medical provider network expanded to just over 83,000 locations from 60,000 locations in 2001. This expansion was primarily the result of the acquisition of NHD, a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. CHN acquired NHD for $3.2 million including certain acquisition and financial performance related costs during 2002. CHN may be further required to pay additional consideration of approximately $1 million over the next two years based on certain criteria related to future financial performance. Managed care revenues increased 18% to $22.5 million for 2002, compared with $19.1 million for 2001 and $15.0 million for 2000. Net income decreased to $2.0 million in 2002, compared with $2.4 million for 2001 and $2.3 million for 2000. The increase in revenue during 2002 was attributable to network growth and expansion, but was more than offset by increased legal expenses and benefit costs. In an effort to reduce operating expenses, initiatives are currently underway to consolidate offices and reduce staff counts as duplicate functions are eliminated. Increases in both revenues and net income during 2001 were the result of network and client expansion.

Selective is a servicing carrier for the National Flood Insurance Program. Through this program, Selective is able to provide a market for flood insurance to over 5,700 agents across the country. As a servicing carrier, Selective bears no risk of policyholder loss since the program is fully reinsured by the federal government. Currently, Selective is servicing more than 135,000 flood policies under this program, compared with 115,000 in 2001 and 85,000 in 2000. This growth resulted in an increase in servicing fees in 2002 of 26% to $18.3 million, compared with $14.6 million for 2001 and $12.0 million for 2000. This increase in servicing revenues resulted in a corresponding increase in net income to $2.5 million for 2002, compared with $1.4 million for 2001 and $1.1 million for 2000.

In December 2001 the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA), which had historically been reported as part of the Diversified Insurance Services segment. This divestiture plan was realized in May 2002 when the Company sold all of the issued and outstanding shares of capital stock of PDA as well as certain software applications developed by PDA at a net gain of $0.5 million. In addition, the Company recovered $5.0 million of capitalized software development costs.

FEDERAL INCOME TAXES

Our total federal income tax expense increased $13.4 million in 2002 to an expense of $10.8 million, compared with a benefit of $2.6 million in 2001 and $1.9 million in 2000. These amounts reflect an effective tax rate of 20.4% for 2002, compared with (11.1)% in 2001 and (7.5)% in 2000. The expense in 2002 reflects improved underwriting results as well as an increase in net investment income, which was comprised of a higher percentage of taxable securities as compared with prior years. The benefit in 2001 and 2000 reflects lower taxable income for those years due mainly to increased underwriting losses. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.

The total deferred tax asset declined slightly at December 31, 2002 to $8.7 million, compared with $9.4 million at December 31, 2001. Increases in current year deferred policy acquisition costs and unrealized gains on the available-for-sale investment portfolio were offset by increases in loss reserve discounting, unearned premium reserves and additional alternative minimum tax credits generated by regular tax net operating loss carrybacks for 2001 and 2000. The following table presents the Company's taxable income (loss), pre-tax financial statement income and net deferred tax asset:

(in millions)                                2002           2001           2000
                                           -------         -----          -----
Current taxable income (loss),
from continuing operations                 $  42.9         (17.5)         (11.4)
Pretax financial statement income             52.9          23.7           24.8
Net deferred tax asset                         8.7           9.4            9.0

CRITICAL ACCOUNTING POLICIES

We have identified the policies described below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2002, the Company had accrued $1.4 billion of loss and loss expense reserves compared with $1.3 billion at December 31, 2001.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $523.5 million to $666.5 million at December 31, 2002 and of approximately $460.4 million to $573.9 million at December 31, 2001. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $588.5 million at December 31, 2002 and $496.2 million at December 31, 2001. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Included in the reserves above are amounts for environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. However, management is not aware of any emerging trends that could result in future reserve adjustments. Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2002, 2001 and 2000. For additional information about our environmental reserves, see page 11 and Note 17(a) to the consolidated financial statements.

Environmental Claims Activity                      2002          2001         2000
                                                 --------      -------      -------
ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                         2,038        1,868        1,700
Claims received during year                           725          606          320
Claims closed during year(2)                         (417)        (436)        (152)
                                                 --------      -------      -------
Claims at end of year                               2,346        2,038        1,868
                                                 ========      =======      =======
Average net loss settlement on closed claims     $    344          449        1,934
Amount paid to administer claims                 $    230          123          206

NON-ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                           240          212          179
Claims received during year                           105          138          134
Claims closed during year(2)                          (98)        (110)        (101)
                                                 --------      -------      -------
Claims at end of year                                 247          240          212
                                                 ========      =======      =======
Average net loss settlement on closed claims     $ 16,609       14,827       15,495
Amount paid to administer claims                 $    851          907          759

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

(2)   Includes claims dismissed, settled, or otherwise resolved.

Of the 2,346 asbestos related claims, 1,296 involve only three insureds. The case reserves associated with these three insureds amounted to $3.0 million on a net and gross basis. About 90 of the total environmental claims involve approximately 20 landfill sites. The landfill sites account for case reserves of $17.9 million on a gross basis and $17.7 million on a net basis. The remaining claims, which account for $5.7 million of case reserves on a gross basis and $4.9 million on a net basis, involve leaking underground storage tanks and other latent environmental exposures.

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2002, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

      Premium Revenue

Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized. It should be noted that when premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are its investments in its insurance and Diversified Insurance Services subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the Insurance Subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. See Note 7 to the consolidated financial statements for additional discussion. Dividends from Diversified Insurance Services subsidiaries are restricted only by the operating needs of those subsidiaries. The Parent's cash requirements include principal and interest payments on the senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders and general operating expenses.

The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which approximated $9.9 million and reduced the Parent's annual cash requirements from $36.5 million to $26.6 million. As indicated in the table on the next page, the Company has contractual obligations pursuant to convertible subordinated debentures and various notes payable of $24.0 million in 2003. As part of our senior convertible note issuance, the Company has established an irrevocable trust in the amount of $72.0 million, to provide funds for the notes payable maturities scheduled in the next three years.

Based upon the 2002 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2003 ordinary dividends in the aggregate amount of approximately $51 million. There can be no assurance that the Insurance Subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the Insurance Subsidiaries to the Parent and amounts available for the payment of such dividends, see Note 7 to the consolidated financial statements. Growth in the Diversified Insurance Services segment has augmented consolidated cash flows from operations by generating $16.3 million in 2002, compared with $3.6 million in 2001 and $10.3 million in 2000. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 74 consecutive years and currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, see Note 6(b) to the consolidated financial statements.

In addition to the cash requirements of the Parent, our operating obligations and cash outflow include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. The Insurance Subsidiaries satisfy their obligations and cash outflow through premium collections, interest and dividend income and maturities of investments.

On May 7, 2002, the Board of Directors extended the expiration date of the stock repurchase program to May 31, 2003. There are approximately 700,000 shares remaining under the current repurchase authorization of 8 million shares. The Company also has additional investment commitments for its limited partnership investments of up to $16.4 million, however there is no certainty that any additional investment will be required.

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our HR Outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of its clients' employees, who are considered co-employees. Co-employer payroll and related service fees that were earned, but unpaid, were $12.2 million as of December 31, 2002 and $15.4 million as of December 31, 2001. Certain states in which we conduct this business, limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. As of December 31, 2002 the maximum exposure to any one account for earned payroll is approximately $1.1 million. HR outsourcing is also subject to geographic concentration. Approximately 32% of co-employer client payroll is within the state of Florida. Other east coast states, including Georgia, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Pennsylvania, New York, and Delaware account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the HR outsourcing operations.

Cash provided by operating activities amounted to $180.1 million in 2002, $52.7 million in 2001, and $64.3 million in 2000. This increase in 2002 is a result of: i) a 13.8% increase in net premiums written and improved underwriting profitability, driven by rate increases in renewal premiums; ii) increased investment income from a larger investment portfolio; and iii) approximately $13.0 million more operating cash generated by our Diversified Insurance Services companies due to 16% revenue growth and a $4.3 million increase in their net income.

Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At December 31, 2002 we had $2.1 billion in investments compared with $1.8 billion in 2001 as a result of increased operating cash flow combined with the net proceeds from the issuance of senior convertible notes. Our investment program is structured with staggered maturities so that liquidation of available-for-sale debt securities should not be necessary in the ordinary course of business.

Total assets increased 13%, or $345.5 million, from December 31, 2001 to December 31, 2002. This increase was primarily due to: (i) an increase in total investments of $313.2 million resulting from the $180.1 million operating cash flow, $112.8 million net proceeds from our senior convertible notes and an increase of $26.8 million in pre-tax unrealized gains in the available-for-sale investment portfolio, as well as additional purchases of available-for-sale debt securities from cash received from increased net premiums written; (ii) a 10% increase in premium receivables of $33.2 million and a 13% increase in deferred policy acquisition costs of $16.5 million, both corresponding with the net premiums written growth for the year.

The rise in total liabilities of $284.6 million, or 14%, from December 31, 2001 to December 31, 2002, was attributable to: (i) the senior convertible notes offering of $115.9 million; (ii) an increase in unearned premium reserve of 15%, or $71.4 million, due to growth in net premiums written over the year 2001, and our loss and loss expense reserves of 8%, or $105.1 million, due to normal reserve development and growth in net premiums written over the year 2001.

We are subject to financial strength ratings produced by external rating agencies. The principal agencies that cover the property and casualty industry are: A.M. Best Company (A.M. Best), Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Ratings Service (Fitch). We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings. A rating below "A" from A.M. Best, could materially adversely affect the business we write. We believe that ratings from S&P, Moody's or Fitch, although important, have less of an impact on our business. The Company continually reviews its financial agreements for any potential rating triggers that could dictate a significant change in terms of the agreements if the Company's credit rating were to suddenly and drastically change. A rating downgrade to below "A-" in its A.M. Best or S&P rating would be considered an event of default under the terms of the Company's line of credit agreements. The Company had no outstanding borrowings on these lines at December 31, 2002 or 2001. Holders of the senior convertible notes due 2032 may surrender their note for conversion during any period in which the credit rating assigned to the notes is "Ba2" or lower by Moody's or "BB" or lower by S&P. While these triggers would not materially affect our results of operations or financial condition, they may impact certain financial ratios.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At December 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable as of December 31, 2002 are summarized below:

                                                          Contractual obligations
                                         ------------------------------------------------------
                                                   Less than       1-3         3-5       After 5
(in millions)                             Total      1 year       years       years       years
                                         ------    ---------     ------      ------      ------
Operating leases                         $ 24.2         6.3        10.3         5.6         2.0
Senior convertible notes                  305.0          --          --          --       305.0
Convertible subordinated debentures         1.3          --          --          --         1.3
Notes payable                             145.5        24.0        48.0        36.6        36.9
                                         ------      ------      ------      ------      ------
Total                                    $476.0        30.3        58.3        42.2       345.2
                                         ======      ======      ======      ======      ======

We fully expect to have the capacity to repay and/or refinance these obligations as they come due.

We currently have available revolving lines of credit amounting to $50.0 million, under which no balances are outstanding as of either December 31, 2002 or 2001. See Note 6(d) to the consolidated financial statements for more information. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16 to the consolidated financial statements.

AUDIT COMMITTEE APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose non-audit services approved by our Audit Committee to be performed by KPMG, LLP, our independent auditors. Non-audit services are services other than those provided in connection with an audit or a review of our financial statements and the financial statements of our subsidiaries. During 2002, KPMG, LLP did not provide any non-audit services to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential loss in fair value arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of the Company's primary market risk exposures and how they were being managed as of December 31, 2002. Our market risk sensitive instruments are for other than trading purposes.

Our investment policy is conservative with the long-term objective of maximizing after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 89% debt securities, 9% equity securities, 1% short-term investments and 1% other investments. We have no direct exposure to commodity risk and minimal exposure to foreign exchange risk.

To reduce the sensitivity of interest rate fluctuations, we invest our debt securities portfolio primarily in intermediate-term securities. At December 31, 2002, 92% of the portfolio was ten years or less to maturity, with the average maturity of 5.3 years.

Our portfolio of marketable equity securities is exposed to equity price risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio limiting concentrations in any one company or industry.

For our overall investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared with the year ended December 31, 2001. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

We utilize sensitivity analysis to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments. The sensitivity analysis hypothetically assumes: (i) a parallel 200 basis point shift in interest rates up and down in 100 basis point increments; and (ii) a 20% change in equity prices up and down in 10% increments at December 31, 2002 and 2001.

In the analysis, we include investments in debt securities and investments in equity securities. The primary market risk to the Company's market sensitive instruments is interest rate risk and equity price risk.

This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders' equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations.

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2002 and 2001.

                                      -----------------------------------------------------------------
                                                                     2002
                                                     INTEREST RATE SHIFT IN BASIS POINTS
                                      -----------------------------------------------------------------
($ IN MILLIONS)                           -200          -100             0           100            200
                                      --------      --------      --------      --------       --------
MARKET VALUE OF DEBT
  SECURITY PORTFOLIO                  $2,057.7      $1,968.6      $1,886.8      $1,806.5       $1,724.2
MARKET VALUE CHANGE FROM BASE (%)          9.1%          4.3%          0.0%         (4.3)%         (8.6)%

                                      -----------------------------------------------------------------
                                                                     2001
                                                     Interest Rate Shift in Basis Points
                                      -----------------------------------------------------------------
                                          -200          -100             0           100            200
                                      --------      --------      --------      --------       --------
Market value of debt
  security portfolio                  $1,682.6      $1,615.9      $1,552.5      $1,491.9       $1,433.8
Market value change from base (%)          8.4%          4.1%          0.0%         (3.9)%         (7.7)%

                                      -----------------------------------------------------------------
                                                                     2002
                                                      CHANGE IN EQUITY VALUES IN PERCENT
                                      -----------------------------------------------------------------
                                          -20%          -10%            0%           10%            20%
                                      --------      --------      --------      --------       --------
MARKET VALUE OF EQUITY PORTFOLIO      $  157.5      $  177.2      $  196.9      $  216.6       $  236.3

                                      -----------------------------------------------------------------
                                                                     2001
                                                      Change in Equity Values in Percent
                                      -----------------------------------------------------------------
                                          -20%          -10%            0%           10%            20%
                                      --------      --------      --------      --------       --------
Market value of equity portfolio      $  187.0      $  210.3      $  233.7      $  257.1       $  280.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

December 31,

(in thousands, except share amounts)                                          2002             2001
                                                                           -----------      ----------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
     (fair value: $114,785-2002; $182,554-2001)                            $   109,318         175,453
Debt securities, available-for-sale - at fair value
     (amortized cost: $1,671,347-2002; $1,335,656-2001)                      1,772,061       1,369,965
Equity securities, available-for-sale - at fair value
     (cost of: $120,036-2002; $117,186-2001)                                   196,913         233,703
Short-term investments - (at cost which approximates fair value)                24,700          19,155
Other investments                                                               23,559          15,033
                                                                           -----------      ----------
Total investments (Note 2)                                                   2,126,551       1,813,309
Cash                                                                             2,228           7,295
Interest and dividends due or accrued                                           22,689          23,073
Premiums receivable, net of allowance for uncollectible
      accounts of: $2,814-2002; $3,633-2001                                    353,935         320,741
Other trade receivables, net of allowance for uncollectible
      accounts of: $867-2002; $666-2001                                         19,769          29,491
Reinsurance recoverable on paid losses and loss expenses                         7,272          14,405
Reinsurance recoverable on unpaid losses and loss expenses (Note 4)            160,374         166,511
Prepaid reinsurance premiums (Note 4)                                           46,141          39,932
Current federal income tax                                                          --           5,945
Deferred federal income tax (Note 11)                                            8,707           9,416
Real estate, furniture, equipment, and software development - at cost, net of accumulated depreciation and amortization of:
      $70,628-2002; $68,926-2001                                                52,424          55,802
Deferred policy acquisition costs (Note 1j)                                    148,158         131,651
Goodwill (Note 1k)                                                              42,808          46,495
Other assets                                                                    38,791          20,278
                                                                           -----------      ----------
      Total assets                                                         $ 3,029,847       2,684,344
                                                                           ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses (Note 5)                                                $ 1,232,322       1,133,673
Reserve for loss expenses (Note 5)                                             171,103         164,665
Unearned premiums                                                              557,141         485,713
Senior convertible notes (Note 6)                                              115,937              --
Notes payable (Note 6)                                                         145,500         152,643
Current federal income tax                                                       2,565              --
Other liabilities                                                              153,177         156,490
                                                                           -----------      ----------
     Total liabilities                                                       2,377,745       2,093,184
                                                                           -----------      ----------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 40,780,950-2002; 39,588,746-2001                                   81,562          79,177
Additional paid-in capital                                                      95,435          77,126
Retained earnings                                                              562,553         536,188
Accumulated other comprehensive income                                         115,434          98,037
Treasury stock - at cost (shares: 14,185,020-2002; 14,056,403-2001)           (195,295)       (192,284)
Unearned stock compensation and notes receivable from stock sales               (7,587)         (7,084)
                                                                           -----------      ----------
     Total stockholders' equity (Notes 7 and 8)                                652,102         591,160
                                                                           -----------      ----------
     Commitments and contingencies (Notes 4 and 17)
     Total liabilities and stockholders' equity                            $ 3,029,847       2,684,344
                                                                           ===========      ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended December 31,

(in thousands, except per share amounts)                      2002            2001          2000
                                                       -----------      ----------      --------
Revenues:
Net premiums written                                   $ 1,053,487         925,420       843,604
Net (increase) in unearned premiums and prepaid
    reinsurance premiums                                   (65,219)        (42,372)      (22,339)
                                                       -----------      ----------      --------
Net premiums earned                                        988,268         883,048       821,265
Net investment income earned                               103,067          96,767        99,495
Net realized gains                                           3,294           6,816         4,191
Diversified insurance services revenue                      80,796          69,626        57,527
Other income                                                 3,525           2,763         3,739
                                                       -----------      ----------      --------
    Total revenues                                       1,178,950       1,059,020       986,217
                                                       -----------      ----------      --------

Expenses:
Losses incurred                                            609,048         567,778       541,487
Loss expenses incurred                                     105,532          88,106        72,579
Policy acquisition costs                                   307,505         277,897       261,540
Dividends to policyholders                                   5,762           8,275         7,670
Interest expense                                            15,093          14,526        13,745
Diversified insurance services expenses                     74,882          70,053        52,018
Other expenses                                               8,221           8,687        12,352
                                                       -----------      ----------      --------
    Total expenses                                       1,126,043       1,035,322       961,391
                                                       -----------      ----------      --------

Income from continuing operations,
    before federal income tax                               52,907          23,698        24,826
                                                       -----------      ----------      --------

Federal income tax expense (benefit)
Current                                                     19,841          (1,874)        3,233
Deferred                                                    (9,072)           (746)       (5,093)
                                                       -----------      ----------      --------
    Total federal income tax expense (benefit)              10,769          (2,620)       (1,860)
                                                       -----------      ----------      --------

Loss from discontinued operations, net of tax:
$(377)-2002; $(234)-2001; $(131)-2000                         (708)           (625)         (151)
Gain on disposition of discontinued operations,
net of tax: $290-2002                                          539              --            --
                                                       -----------      ----------      --------
    Total discontinued operations, net of tax                 (169)           (625)         (151)
                                                       -----------      ----------      --------

Net income                                             $    41,969          25,693        26,535
                                                       ===========      ==========      ========

Earnings per share:
   Basic net income from continuing operations         $      1.67            1.07          1.07
   Basic net (loss) from discontinued operations             (0.01)          (0.02)           --
                                                       -----------      ----------      --------
   Basic net income                                    $      1.66            1.05          1.07
                                                       ===========      ==========      ========

   Diluted net income from continuing operations       $      1.57            1.00          1.01
   Diluted net (loss) from discontinued operations           (0.01)          (0.02)           --
                                                       -----------      ----------      --------
   Diluted net income                                  $      1.56            0.98          1.01
                                                       ===========      ==========      ========

Dividends to stockholders                              $      0.60            0.60          0.60

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Years ended December 31,

(in thousands, except per share amounts)                2002                      2001                    2000
                                                        ----                      ----                    ----
Common stock:
  Beginning of year                          $  79,177                   77,568                   75,929
  Dividend reinvestment plan
    (shares: 46,353-2002; 47,672-2001;
     63,928-2000)                                   93                       95                      128
  Convertible subordinated debentures
    (shares: 347,312-2002; 8,190-2001;
     326,122-2000)                                 695                       16                      652
  Stock purchase and compensation plans
    (shares: 798,539-2002; 749,142-2001;
     429,287-2000)                               1,597                    1,498                      859
                                             ---------                 --------                 --------
  End of year                                   81,562                   79,177                   77,568
                                             ---------                 --------                 --------
Additional paid-in capital:
  Beginning of year                             77,126                   63,074                   53,470
  Dividend reinvestment plan                     1,049                    1,043                    1,017
  Convertible subordinated debentures            1,747                       41                    1,629
  Stock purchase and compensation plans         15,513                   12,968                    6,958
                                             ---------                 --------                 --------
  End of year                                   95,435                   77,126                   63,074
                                             ---------                 --------                 --------
Retained earnings:
  Beginning of year                            536,188                  525,669                  514,477
  Net income                                    41,969      41,969       25,693      25,693       26,535      26,535
  Cash dividends to stockholders
  ($0.60 per share-2002; $0.60 per share
   2001; $0.60 per share-2000)                 (15,604)                 (15,174)                 (15,343)
                                             ---------                 --------                 --------
  End of year                                  562,553                  536,188                  525,669
                                             ---------                 --------                 --------
Accumulated other comprehensive income:
  Beginning of year                             98,037                   99,325                   76,694
  Other comprehensive income (loss),
  increase (decrease) in net unrealized
  gains on available-for-sale securities,
  net of deferred income tax effect             17,397      17,397       (1,288)     (1,288)      22,631      22,631
                                             ---------      ------     --------      ------     --------      ------
   End of year                                 115,434                   98,037                   99,325
                                             ---------                 --------                 --------
       Comprehensive income                                 59,366                   24,405                   49,166
                                                            ======                   ======                   ======
Treasury stock:
  Beginning of year                           (192,284)                (181,552)                (143,875)
  Acquisition of treasury stock
    (shares: 128,617-2002; 479,137-2001;
     2,170,544-2000)                            (3,011)                 (10,732)                 (37,677)
                                             ---------                 --------                 --------
End of year                                   (195,295)                (192,284)                (181,552)
                                             ---------                 --------                 --------
Unearned stock compensation and notes
  receivable from stock sales:
  Beginning of year                             (7,084)                  (6,287)                  (6,731)
  Unearned stock compensation                   (4,480)                  (3,845)                  (3,156)
  Amortization of deferred compensation
  expense and amounts received on notes          3,977                    3,048                    3,600
                                             ---------                 --------                 --------
  End of year                                   (7,587)                  (7,084)                  (6,287)
                                             ---------                 --------                 --------
Total stockholders' equity                   $ 652,102                  591,160                  577,797
                                             =========                 ========                 ========

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31,
(in thousands)                                                                                   2002          2001          2000
                                                                                            ---------      --------      --------
OPERATING ACTIVITIES
Net income                                                                                  $  41,969        25,693        26,535
                                                                                            ---------      --------      --------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                               101,927        20,040        30,023
Increase in unearned premiums, net of prepaid reinsurance premiums                             65,218        42,372        22,339
Increase in net federal income tax recoverable                                                   (290)       (4,016)       (2,292)
Depreciation and amortization                                                                   8,103        12,245        11,785
Amortization of deferred compensation                                                           3,848         3,006         3,462
Increase in premiums receivables                                                              (33,194)      (28,809)      (43,022)
Decrease (increase) in other trade receivables                                                  5,870        (4,576)       (9,427)
Increase in deferred policy acquisition costs                                                 (16,507)      (13,238)       (9,318)
Decrease (increase) in interest and dividends due or accrued                                      384          (265)          737
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses                 7,133        (5,073)          465
Net realized (gains)                                                                           (3,294)       (6,816)       (4,191)
Gain on disposition of discontinued operations                                                   (829)           --            --
Other-net                                                                                        (281)       12,120        37,172
                                                                                            ---------      --------      --------
Net adjustments                                                                               138,088        26,990        37,733
                                                                                            ---------      --------      --------
Net cash provided by operating activities                                                     180,057        52,683        64,268
                                                                                            ---------      --------      --------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                              (656,542)     (326,099)     (157,685)
Purchase of equity securities, available-for-sale                                             (11,586)      (62,619)      (25,384)
Purchase of other investments                                                                  (9,324)       (1,462)       (4,406)
Purchase and adjustments of subsidiaries acquired (net of cash acquired of $48 in 2002)        (3,139)          (97)       (5,996)
Sale of subsidiary (net of cash of $385)                                                       15,349            --            --
Sale of debt securities, available-for-sale                                                   223,821        45,221        21,629
Redemption and maturities of debt securities, held-to-maturity                                 66,411        49,807        46,183
Redemption and maturities of debt securities, available-for-sale                               92,866       131,174        90,818
Sale of equity securities, available-for-sale                                                  16,430        56,376        42,506
Proceeds from other investments                                                                   798            71         6,727
(Decrease) increase in net payable for security transactions                                   (3,781)        4,800        (2,304)
Net additions to real estate, furniture, equipment and software development                   (11,775)       (6,824)      (12,003)
                                                                                            ---------      --------      --------
Net cash (used in) provided by investing activities                                          (280,472)     (109,652)           85
                                                                                            ---------      --------      --------

FINANCING ACTIVITIES
Dividends to stockholders                                                                     (15,604)      (15,174)      (15,343)
Acquisition of treasury stock                                                                  (3,011)      (10,732)      (37,677)
Net proceeds from issuance of senior convertible notes                                        112,750            --            --
Net proceeds from notes payable                                                                    --            --        88,440
Principal payment of notes payable                                                             (7,143)       (7,143)       (7,143)
Proceeds from short-term debt                                                                      --            --        40,200
Paydown of short-term debt                                                                         --            --       (91,502)
Net proceeds from dividend reinvestment plan                                                    1,142         1,138         1,145
Net proceeds from stock purchase and compensation plans                                        12,630        10,621         4,661
Proceeds received on notes receivable from stock sales                                            129            42           138
                                                                                            ---------      --------      --------
Net cash provided by (used in) financing activities                                           100,893       (21,248)      (17,081)
                                                                                            ---------      --------      --------
Net increase (decrease) in short-term investments and cash                                        478       (78,217)       47,272
Short-term investments and cash at beginning of year                                           26,450       104,667        57,395
                                                                                            ---------      --------      --------
Short-term investments and cash at end of year                                              $  26,928        26,450       104,667
                                                                                            =========      ========      ========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation Policy

The consolidated financial statements include the accounts of Selective Insurance Group, Inc. (Selective) and its subsidiaries (collectively, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All material intercompany accounts and transactions have been eliminated.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c) Reclassifications

Certain amounts in the Company's prior years' consolidated financial statements and related footnotes have been reclassified to conform with the 2002 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

(d) Investments

Held-to-maturity debt securities are carried at amortized cost, which is calculated using the scientific method, because management has the ability and intent to hold such securities until maturity. Available-for-sale debt and equity securities are carried at fair value. Limited partnerships are carried using the equity method, which approximates fair value. Net unrealized gains and losses on held-to-maturity debt securities are not reflected in accumulated other comprehensive income. Net unrealized gains and losses on available-for-sale debt and equity securities, net of deferred income tax effect, are included as a separate component of accumulated other comprehensive income. No material investments of the Company were non-income producing for the years ended December 31, 2002 and 2001.

Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. In the event that a decline in fair value of an investment is considered to be other than temporary, such investments are written down to their fair value at the date the impairment was determined and the amount of the write-down is included in realized losses. Realized losses from investment write-downs were $7.1 million for 2002, $1.4 million for 2001 and $1.0 million for 2000.

(e) Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      (1) Investment Securities: Fair values for held-to-maturity debt securities are based on quoted market prices where available, or from independent pricing services. The fair values of available-for-sale debt and equity securities, which also represent their carrying amounts, are based on quoted market prices. Other investments are carried at either cost or the equity method, which approximates fair value.

      (2) Indebtedness: The fair value of the convertible subordinated debentures and the 1.6155% Senior Convertible Notes due September 24, 2032, are based on quoted market prices. The fair values of the 8.77% Senior Notes due August 1, 2005, the 8.63% Senior Notes due May 4, 2007, and the 8.87% Senior Notes due May 4, 2010 were estimated using a cash flow analysis based upon the Company's current incremental borrowing rate for the remaining term of the loan.

      See Note 3 for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts on its premiums, other trade receivables, and reinsurance recoverables. This allowance is based on historical write-off percentages adjusted for the effects of current and anticipated trends. The allowance for premium receivables was $2.8 million at December 31, 2002 and $3.6 million at December 31, 2001. The allowance for trade receivables was $0.9 million at December 31, 2002 and $0.7 million at December 31, 2001. The allowance for reinsurance recoverables was $1.5 million at December 31, 2002 and $0.7 million at December 31, 2001.

(g) Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $12.2 million as of December 31, 2002 and $15.4 million as of December 31, 2001. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of December 31, 2002 the maximum exposure to any one account for earned payroll is approximately $1.1 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

HR outsourcing is also subject to geographic concentration. Approximately 32% of co-employer client payroll is within the state of Florida. Other east coast states, including Georgia, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Pennsylvania, New York, and Delaware, account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the HR outsourcing operations.

(h) Reinsurance

The Company records its ceded reinsurance transactions on a gross basis which results in reinsurance recoverables on losses and loss expenses and ceded unearned premiums (prepaid reinsurance premiums). The Company also discloses reinsurance amounts for ceded premiums written and earned and ceded losses and loss expenses incurred. See Note 4 for more information on reinsurance.

(i) Real Estate, Furniture, Equipment and Software Development

The value of real estate, furniture and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years for financial statement purposes and the straight-line method and various accelerated methods for federal income tax purposes. The Company capitalizes the costs of computer software developed or obtained for internal use and amortizes the cost using the straight-line method over estimated useful lives of the systems being developed that range from three to ten years.

(j) Deferred Policy Acquisition Costs

Policy acquisition costs are directly related to the writing of an insurance policy and are deferred and amortized over the life of the policies in order to facilitate a matching of revenues and expenses. These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force. The Company regularly conducts reviews for potential premium deficiencies. There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends and other expenses did not exceed the related unearned premium and anticipated investment income.

Deferred policy acquisition costs amortized to expense were $280.6 million for 2002, $257.2 million for 2001 and $235.4 million for 2000. The investment yields assumed for each reporting period, which are based upon the Company's actual average investment yield, before-tax, were 5.4% for 2002, 5.4% for 2001 and 5.8% for 2000.

(k) Goodwill

Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets. The Company's goodwill balance by operating segment is as follows:

(in thousands)                                               2002           2001
                                                          -------         ------
Diversified insurance services goodwill                   $35,249         38,936
Insurance operations goodwill                               7,559          7,559
                                                          -------         ------
Total goodwill                                            $42,808         46,495
                                                          =======         ======

The decrease in goodwill in our Diversified Insurance Services segment is the net effect of the sale of PDA Software Services, Inc. (PDA), $4.2 million, offset by the acquisition of Northeast Health Direct, LLC (NHD), $0.5 million. See Notes 12 and 1(r) for additional information regarding discontinued operations and acquisitions, respectively.

As of January 1, 2002 the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. The statement is applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. No such impairments were recorded during 2002. Goodwill amortization expense, which is included in other expenses on the consolidated statements of income and mainly in the Diversified Insurance Services segment, was $3.3 million for 2001 and $3.1 million for 2000.

The following table shows net income and earnings per share as if FAS 142 had been adopted during those periods presented:

(in thousands, except per share amounts)              2002            2001            2000
                                                   ----------      ----------      ----------
Income from continuing operations, as reported     $   42,138          26,318          26,686
Add back: Goodwill amortization, net of tax                --           2,178           2,155
                                                   ----------      ----------      ----------
Adjusted income from continuing operations             42,138          28,496          28,841
Loss from discontinued operations, net of tax            (169)           (625)           (151)
                                                   ----------      ----------      ----------
Adjusted net income                                $   41,969          27,871          28,690
                                                   ==========      ==========      ==========

Basic earnings per share:
Income from continuing operations, as reported     $     1.67            1.07            1.07
Add back: Goodwill amortization, net of tax                --            0.09            0.09
                                                   ----------      ----------      ----------
Adjusted income from continuing operations               1.67            1.16            1.16
Loss from discontinued operations, net of tax           (0.01)          (0.02)             --
                                                   ----------      ----------      ----------
Adjusted net income                                $     1.66            1.14            1.16
                                                   ==========      ==========      ==========

Diluted earnings per share:
Income from continuing operations, as reported     $     1.57            1.00            1.01
Add back: Goodwill amortization, net of tax                --            0.08            0.08
                                                   ----------      ----------      ----------
Adjusted income from continuing operations               1.57            1.08            1.09
Loss from discontinued operations, net of tax           (0.01)          (0.02)             --
                                                   ----------      ----------      ----------
Adjusted net income                                $     1.56            1.06            1.09
                                                   ==========      ==========      ==========

(l) Reserves for Losses and Loss Expenses

In accordance with industry practice, the Company maintains reserves for losses and loss expenses. These reserves are made up of both case reserves and reserves for claims incurred but not yet reported (IBNR). Case reserves result from a claim that has been reported to an insurance subsidiary and are estimated at the amount of ultimate payment. Additional IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.

The internal assumptions considered by the Company in the estimation of the IBNR amounts for both environmental and non-environmental reserves at the Company's reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel. External factors identified by the Company in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: legislative enactments, judicial decisions, legal developments in the determination of liability and the imposition of damages, and trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items as described that are expected by management to affect the Company's reserves for losses and loss expenses over time.

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, the Company believes the reserves to be adequate. Any changes in the liability estimate may be material to the results of operations in future periods. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims. Such salvage and subrogation amounted to $40.5 million for 2002 and $37.6 million for 2001.

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

(m) Premium Revenue

Net premiums written include direct writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers' compensation and general liability lines of insurance, less reinsurance ceded. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(n) Stock-Based Compensation

The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company uses the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for its stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 15 for more information.

As of December 31, 2002 the Company adopted the FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 amends FAS 123 to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require disclosure in the Summary of Significant Accounting Policies footnote the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share.

The Company has adopted the pro forma footnote disclosure-only provisions of FAS
123. Based on the fair value method consistent with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

(in thousands, except per share amounts)                                           2002            2001            2000
                                                                                ----------      ----------      ----------
Net income, as reported                                                         $   41,969          25,693          26,535
Add: Stock-based employee compensation reported in net income,
   net of related tax effect                                                         2,502           1,955           2,498
Deduct: Total stock-based employee compensation expense determined
   under fair value-based method for all awards, net of related tax effects         (3,705)         (3,693)         (3,094)
                                                                                ----------      ----------      ----------
Pro forma net income                                                            $   40,766          23,955          25,939
                                                                                ==========      ==========      ==========
Net income per share:
Basic - as reported                                                             $     1.66            1.05            1.07
Basic - pro forma                                                                     1.61            0.97            1.04
Diluted - as reported                                                                 1.56            0.98            1.01
Diluted - pro forma                                                                   1.52            0.91            0.99

(o) Dividends to Policyholders

The Company establishes reserves for dividends to policyholders on certain workers' compensation policies. These dividends are based on the policyholders' loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. The expense recognized for these dividends was $5.8 million in 2002, $8.3 million in 2001, and $7.7 million in 2000. The Company issues no policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.

(p) Federal Income Tax

The Company uses the asset and liability method of accounting for income taxes. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of the Company's assets and liabilities, as well as tax on net unrealized gains or losses on available-for-sale securities. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.

(q) Statement of Cash Flows

Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase.

The Company's cash paid during the year for interest and federal income taxes and non-cash financing activities were as follows:

(in thousands)                                  2002          2001          2000
                                             -------        ------        ------
Cash paid during the year for:
Interest                                     $13,724        14,236        12,536
Federal income tax                            10,012            --           304
Non-cash financing activity:
  Conversion of convertible
    subordinated debentures                    2,459            58         2,309
Unearned stock compensation                    4,480         3,845         3,156

(r) Acquisitions

During 2002, the Company completed the acquisition of NHD, a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. Consumer Health Network Plus, LLC
(CHN), which is included in our Diversified Insurance Services segment, acquired NHD for $3.2 million, including certain acquisition and financial performance related costs, during 2002. CHN may be further required to pay additional consideration of approximately $1.0 million over the next two years based on certain criteria related to future financial performance. In connection with the acquisition, the Company recorded intangible assets of $1.7 million for network physician contracts and $0.7 million for existing client contracts. The network physician contracts have an indefinite life and will be reviewed annually for potential impairment. The client contracts are being amortized over their useful lives, 3 years, with $0.2 million amortized to expense in 2002. These amounts are included in other assets on the consolidated balance sheets.

Separate pro forma information of this acquisition has not been presented, as management has determined that such information is not material.

NOTE 2 INVESTMENTS

(a) The components of net investment income earned are as follows:

(in thousands)                               2002           2001           2000
                                        ---------       --------       --------
Debt securities                         $  98,661         91,140         88,559
Equity securities                           3,820          3,495          4,979
Short-term investments                        620          1,996          2,773
Other investments                           1,403          1,880          4,750
                                        ---------       --------       --------
                                          104,504         98,511        101,061

Investment expenses                        (1,437)        (1,744)        (1,566)
                                        ---------       --------       --------
Net investment income earned            $ 103,067         96,767         99,495
                                        =========       ========       ========

(b) Net unrealized gains on held-to-maturity debt securities are as follows:

(in thousands)                               2002           2001           2000
                                        ---------       --------       --------
Net unrealized gains                    $   5,467          7,101          5,880
                                        =========       ========       ========
Increase (decrease) in net
  unrealized gains                      $  (1,634)         1,221          5,660
                                        =========       ========       ========

(c) Net unrealized gains (losses) on available-for-sale securities are as follows:

(in thousands)                               2002           2001           2000
                                        ---------       --------       --------
Debt securities                         $ 100,714         34,309         18,060
Equity securities                          76,877        116,517        134,748
                                        ---------       --------       --------
Total net unrealized gains                177,591        150,826        152,808
Deferred income tax
  expense                                 (62,157)       (52,789)       (53,483)
                                        ---------       --------       --------
Net unrealized gains,
  net of deferred income tax            $ 115,434         98,037         99,325
                                        =========       ========       ========
Increase (decrease) in net
  unrealized gains, net
  of deferred income tax                $  17,397         (1,288)        22,631
                                        =========       ========       ========

(d) The amortized cost, estimated fair values and unrealized gains (losses) of held-to-maturity debt securities at December 31, 2002 and 2001, respectively, are as follows:

(in thousands)                     Amortized Cost         Unrealized Gains         Unrealized Losses               Fair Value
                                    2002         2001       2002        2001        2002           2001          2002         2001
                              ----------    ---------    -------    --------     -------     ----------     ---------    ---------
U.S. government and
  government agencies         $    2,102        2,120         10          73          --             --         2,112        2,193
Obligations of states and
  political subdivisions         103,215      164,029      5,385       6,793         (17)           (50)      108,583      170,772
Mortgage-backed securities         4,001        9,304         89         285          --             --         4,090        9,589
                              ----------    ---------    -------    --------     -------     ----------     ---------    ---------
Total held-to-maturity
  debt securities             $  109,318      175,453      5,484       7,151         (17)           (50)      114,785      182,554
                              ==========    =========    =======    ========     =======     ==========     =========    =========

(e) The cost/amortized cost, estimated fair values and unrealized gains (losses) of available-for-sale securities at December 31, 2002 and 2001, respectively, are as follows:

(in thousands)                  Cost/Amortized Cost       Unrealized Gains         Unrealized Losses               Fair Value
                                    2002         2001       2002        2001        2002           2001          2002         2001
                              ----------    ---------    -------    --------     -------     ----------     ---------    ---------
U.S. government and
  government agencies         $  203,540      124,046     14,408       4,509        (374)          (996)      217,574      127,559
Obligations of states and
  political subdivisions         435,188      489,241     25,292      17,454        (349)        (1,072)      460,131      505,623
Corporate securities             507,275      576,626     37,555      19,169      (5,357)        (8,908)      539,473      586,887
Asset-backed securities           21,857        6,827        700          20         (15)          (313)       22,542        6,534

Mortgage-backed
  securities                     503,487      138,916     29,401       4,497        (547)           (51)      532,341      143,362
                              ----------    ---------    -------    --------     -------     ----------     ---------    ---------
Available-for-sale
  debt securities              1,671,347    1,335,656    107,356      45,649      (6,642)       (11,340)    1,772,061    1,369,965
Available-for-sale
  equity securities              120,036      117,186     84,776     117,801      (7,899)        (1,284)      196,913      233,703
                              ----------    ---------    -------    --------     -------     ----------     ---------    ---------
Total available-for-
  sale securities             $1,791,383    1,452,842    192,132     163,450     (14,541)       (12,624)    1,968,974    1,603,668
                              ==========    =========    =======    ========     =======     ==========     =========    =========

(f) Realized gains (losses) are as follows:

(in thousands)                              2002        2001        2000
                                        --------     -------     -------
Held-to-maturity debt securities
  Gains                                 $    248          74           8
Available-for-sale debt securities
  Gains                                    8,846       2,727         197
  Losses                                 (13,494)     (2,098)     (2,340)
Available-for-sale equity securities
  Gains                                    7,694      12,231      11,039
  Losses                                      --      (6,118)     (4,713)
                                        --------     -------     -------
Net realized gains                      $  3,294       6,816       4,191
                                        ========     =======     =======

Proceeds from sale of available-for-sale securities were $240.3 million during 2002, $101.6 million during 2001, and $64.1 million during 2000.

(g) The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Listed below are held-to-maturity debt securities:

                                                  Amortized              Fair
(in thousands)                                      Cost                 Value
                                                  ----------           ---------
Due in one year or less                           $   31,600              32,171
Due after one year through
  five years                                          72,635              77,076
Due after five years through
  ten years                                            4,319               4,617
Due after ten years through
  fifteen years                                          764                 921
                                                  ----------           ---------
Total held-to-maturity
  debt securities                                 $  109,318             114,785
                                                  ==========           =========

      Listed below are available-for-sale debt securities:

                                                  Amortized              Fair
(in thousands)                                      Cost                 Value
                                                  ----------           ---------
Due in one year or less                           $  179,204             183,594
Due after one year through
  five years                                         587,914             624,062
Due after five years through
  ten years                                          756,217             808,235
Due after ten years through
  fifteen years                                      138,012             146,356
Due after fifteen years                               10,000               9,814
                                                  ----------           ---------
Total available-for-sale
  debt securities                                 $1,671,347           1,772,061
                                                  ==========           =========

(h) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws with carrying values of $26.1 million as of December 31, 2002 and $18.4 million at December 31, 2001.

(i) The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

(j) Included in other investments is $23.5 million of investments in limited partnerships in 2002 and $14.7 million in 2001. These investments are purchased and sold through an investment advisor and are carried at the equity method, which approximates fair value. Any change in fair value of these investments is recognized in net investment income earned in the period of change. At December 31, 2002 the Company has additional investment commitments of up to $16.4 million. There is no certainty that any additional investment will be required.

(k) The components of comprehensive income, both gross and net of tax, for 2002, 2001 and 2000 are as follows:

                                                            2002

(in thousands)                               Gross          Tax            Net
                                           --------       -------       -------
Income                                     $ 52,651        10,682        41,969
                                           --------       -------       -------
Components of other
comprehensive income:
  Unrealized holding gains
  during the period                          28,107         9,838        18,269
  Reclassification adjustment                (1,342)         (470)         (872)
                                           --------       -------       -------
  Other comprehensive income                 26,765         9,368        17,397
                                           --------       -------       -------
Comprehensive income                       $ 79,416        20,050        59,366
                                           ========       =======       =======

                                                            2001

(in thousands)                               Gross          Tax            Net
                                           --------       -------       -------
Income                                     $ 22,839        (2,854)       25,693
                                           --------       -------       -------
Components of other
  comprehensive loss:
  Unrealized holding gains
  during the period                           3,229         1,130         2,099
  Reclassification adjustment                (5,211)       (1,824)       (3,387)
                                           --------       -------       -------
  Other comprehensive loss                   (1,982)         (694)       (1,288)
                                           --------       -------       -------
Comprehensive income                       $ 20,857        (3,548)       24,405
                                           ========       =======       =======

                                                            2000

(in thousands)                               Gross          Tax            Net
                                           --------       -------       -------
Income                                     $ 24,544        (1,991)       26,535
                                           --------       -------       -------
Components of other
  comprehensive income:
  Unrealized holding gains
  during the period                          39,249        13,737        25,512
  Reclassification adjustment                (4,432)       (1,551)       (2,881)
                                           --------       -------       -------
  Other comprehensive income                 34,817        12,186        22,631
                                           --------       -------       -------
Comprehensive income                       $ 59,361        10,195        49,166
                                           ========       =======       =======

NOTE 3 FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001:

                                                     2002                            2001
                                          --------------------------       -------------------------
                                           CARRYING          FAIR          Carrying          Fair
(in thousands)                              AMOUNT           VALUE          Amount           Value
                                          ----------       ---------       ---------       ---------
FINANCIAL ASSETS
Debt securities:
  Held-to-maturity                        $  109,318         114,785         175,453         182,554
  Available-for-sale                       1,772,061       1,772,061       1,369,965       1,369,965
Equity securities                            196,913         196,913         233,703         233,703
Other investments                             48,259          48,259          34,188          34,188

FINANCIAL LIABILITIES
Notes payable:
  8.77% Senior Notes                          54,000          58,059          54,000          57,698
  7.84% Senior Notes                              --              --           7,143           7,405
  8.63% Senior Notes Series A                 30,000          32,185          30,000          31,380
  8.87% Senior Notes Series B                 61,500          66,525          61,500          63,848
                                          ----------       ---------       ---------       ---------
Total notes payable                          145,500         156,769         152,643         160,331

Senior convertible notes                     115,937         128,863              --              --

Convertible subordinated debentures            1,331           4,737           3,790          11,607

The Company's carrying amounts shown in the table are included in the consolidated balance sheets. The convertible subordinated debentures are included in "other liabilities" on the consolidated balance sheets. See Note 1
(e) for the methods and assumptions used by the Company in estimating the fair values of its financial instruments.

NOTE 4 REINSURANCE

In the ordinary course of business, the Insurance Subsidiaries assume and cede premiums with other reinsurance and insurance companies and various pools and associations of which they are members. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and, in some instances, by negotiation on each individual risk. The Insurance Subsidiaries have in place excess of loss and catastrophe reinsurance treaties which protect against losses over stipulated amounts arising from any one occurrence or event and quota share reinsurance treaties where the Company and the reinsurer share the amount of premium and covered losses based on a stated percentage. The reinsurance arrangements enable greater diversification of business and can serve to limit the maximum net loss on catastrophes and large and unusually hazardous risks.

The Insurance Subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations. The Company reviews the financial condition of its existing reinsurers for any potential write-offs of uncollectible amounts as well as suitability to remain on the reinsurance program. The Company had prepaid reinsurance premiums and net reinsurance recoverables with American Re-Insurance Company (American Re) (rated "A+ Superior" by A.M. Best Company, Inc.) that amounted to $62.0 million at December 31, 2002 and $71.0 million at December 31, 2001, and a state insurance fund for $64.9 million in 2002 and $76.5 million in 2001. The Company has a $39.6 million trust fund agreement with American Re that secures a portion of their recoverable amounts.

Under the Company's reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per terms of the contract, in a direct relationship to the direct premium recording.

Recoveries are recognized as direct losses are recorded.

(in thousands)                                  2002              2001            2000
                                         -----------        ----------        --------
Premiums written:
Direct                                   $ 1,161,536         1,012,735         924,431
Assumed                                       25,274            21,789          14,192
Ceded                                       (133,323)         (109,104)        (95,019)
                                         -----------        ----------        --------
Net                                      $ 1,053,487           925,420         843,604
                                         -----------        ----------        --------
Premiums earned:
Direct                                   $ 1,092,672           964,762         901,189
Assumed                                       22,711            20,555          14,529
Ceded                                       (127,115)         (102,269)        (94,453)
                                         -----------        ----------        --------
Net                                      $   988,268           883,048         821,265
                                         -----------        ----------        --------

Losses and loss expenses incurred:
Direct                                   $   732,944           706,785         652,860
Assumed                                       21,055            22,255          11,007
Ceded                                        (39,419)          (73,156)        (49,801)
                                         -----------        ----------        --------
Net                                      $   714,580           655,884         614,066
                                         -----------        ----------        --------

Flood business, which we cede 100% to the National Flood Insurance Program, is included in the above amounts as follows:

(in thousands)                                    2002           2001           2000
                                              --------        -------        -------
Ceded premiums written                        $(53,266)       (42,433)       (35,085)
Ceded premiums earned                          (48,012)       (37,191)       (34,472)
Ceded losses and loss expenses incurred         (4,865)       (11,930)        (7,712)

In addition to our flood business, ceded premiums written increased approximately $13.0 million in 2002 compared with 2001, due to increased direct premiums written and reinsurance rates.

Ceded losses and loss expenses incurred decreased in 2002 compared with 2001, beyond our flood business included in the above table, due to: i) a decrease in losses ceded to a state insurance fund of $ 9.1 million, ii) a decrease in casualty losses of $7.8 million and iii) a decrease in property losses of $11.2 million.

NOTE 5 RESERVES FOR LOSSES AND LOSS EXPENSES

The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)                                                             2002          2001           2000
                                                                     ----------     ---------     ----------
Gross reserves for losses and loss expenses at beginning of year     $1,298,338     1,272,656      1,273,808
Less reinsurance recoverable on unpaid loss and loss
  expenses at beginning of year                                         166,511       160,869        192,044
                                                                     ----------     ---------     ----------
Net reserves for losses and loss expenses at beginning of year        1,131,827     1,111,787      1,081,764
                                                                     ----------     ---------     ----------

Incurred losses and loss expenses for claims occurring in the:
Current year                                                            694,744       642,173        615,095
Prior years                                                              19,836        13,711         (1,029)
                                                                     ----------     ---------     ----------
Total incurred losses and loss expenses                                 714,580       655,884        614,066
                                                                     ----------     ---------     ----------

Paid losses and loss expenses occurring in the:
Current year                                                            226,286       236,620        235,879
Prior years                                                             377,070       399,224        348,164
                                                                     ----------     ---------     ----------
Total paid losses and loss expenses                                     603,356       635,844        584,043
                                                                     ----------     ---------     ----------

Net reserves for losses and loss expenses at end of year              1,243,051     1,131,827      1,111,787
Reinsurance recoverable on unpaid loss and loss
  expenses at end of year                                               160,374       166,511        160,869
                                                                     ----------     ---------     ----------
Gross reserves for losses and loss expenses at end of year           $1,403,425     1,298,338      1,272,656
                                                                     ==========     =========     ==========

Incurred loss and loss expense development related to prior years was $19.8 million in 2002, $13.7 million in 2001 and ($1.0) million in 2000, while net loss and loss expense reserves increased by $111.2 million in 2002 and by $20.0 million in 2001. These changes were the result of normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses, anticipated loss trends, growth in business, as well as increased reinsurance retentions.

During 2002, the only line of business that demonstrated significant prior year development was the Other Liability line of business. In this line, estimates for prior year losses increased by $21.1 million, primarily in accident years 1998 and 1999. The Other Liability line of business is inherently volatile which makes it more difficult to reserve.

In addition, changes in our claims operation including senior management changes and the development of a field claims model over the past four years have impacted claim settlement patterns and average case reserves. During 2002, these changes were minimal relative to the previous three years. This, combined with higher than expected loss emergence in 2002 for past accident years, has led us to recognize an increase in our estimates for these older periods.

As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These adjustments could have a material impact on the results of operations of future periods when the adjustments are made.

NOTE 6 INDEBTEDNESS

(a) Senior Convertible Notes

In 2002 the Company issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. The Company recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which are amortized over the life of the note, in connection with debt issuance costs. $72.0 million of the net proceeds have been used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt obligations. The Company paid as a capital contribution $40.0 million to the Company's insurance operating subsidiaries. Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009, to holders of record at the close of business on the preceding March 9 or September 9, respectively. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per Convertible
Note in respect of any quarterly period within any six-month period will equal the greater of (a) any regular cash dividends per share paid by the Company on our common stock during that quarterly period multiplied by the then applicable conversion rate or (b) $0.15 multiplied by 12.9783. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of the Company's common stock at a conversion price of $29.29. Holders may also surrender Convertible Notes for conversion only during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock.

The Company has various covenants under the Indenture dated September 24, 2002, which include, but are not limited to, timely payment of securities, timely filing of Securities and Exchange Commission and other reports, and compliance with securities laws upon purchase of securities.

(b) Notes Payable

(1) On May 4, 2000, the Company entered into a $30.0 million and a $61.5 million note purchase agreement with various lenders covering the 8.63% and 8.87% Senior Notes, respectively.

For the 8.63% Senior Notes, the Company is required to pay $6.0 million principal amount in each year commencing on May 4, 2003 and ending on May 4, 2007, inclusive, together with accrued interest thereon. The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

For the 8.87% Senior Notes, the Company is required to pay $12.3 million principal amount in each year commencing on May 4, 2006 and ending on May 4, 2010, inclusive, together with accrued interest thereon. The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

(2) On August 12, 1994, the Company entered into a $54.0 million note purchase agreement with various lenders covering the 8.77% Senior Notes. The Company is required to pay $18.0 million principal amount in each year commencing on August 1, 2003 and ending on August 1, 2005, inclusive, together with accrued interest thereon. The unpaid principal amount of the 8.77% Senior Notes accrues interest and is payable semiannually on February 1 and August 1 of each year, until the principal is paid in full.

(3) On November 24, 1992, the Company entered into a $50.0 million note purchase agreement with various lenders covering the 7.84% Senior Notes. The Company made its final required principal payment of $7.1 million on November 15, 2002 together with accrued interest thereon.

Each note purchase agreement contains restrictive business covenants that are reviewed quarterly. They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends and net worth maintenance. At December 31, 2002 the amount available for dividends to stockholders under said restrictions was $176.4 million for the 1994 Senior Notes and $138.6 million for the 2000 Senior Notes.

(c) Convertible Subordinated Debentures

The Debentures were issued under an Indenture dated December 29, 1982, ("Indenture") in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively. The Debentures are convertible into common stock at an effective conversion price of $7.08 per share. The principal amount of the Debentures, $1.3 million at 2002 and $3.8 million at 2001, including any accrued interest, is due on January 1, 2008 and is included in other liabilities on the consolidated balance sheets.

The Indenture requires the Company to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on, or before December 31 of each of the years from 1993, to and including, 2006. Voluntary conversions have satisfied this obligation in its entirety.

(d) Short-Term Debt The Company has revolving lines of credit with State Street Corporation, $25.0 million, and Wachovia Bank (formerly First Union National
Bank), $25.0 million, totaling $50.0 million at December 31, 2002 and 2001. At December 31, 2002 and 2001, there were no balances outstanding. Interest is determined on a LIBOR, prime rate or money market rate basis at the Company's option. The weighted average interest rate on these borrowings was 5.3% in 2001. No borrowings were made during 2002.

NOTE 7 STOCKHOLDERS' EQUITY

Under a common stock repurchase program authorized by the Board of Directors on July 29, 1996 and extended on July 28, 1998, May 7, 1999, November 2, 1999, February 3, 2000, May 31, 2001 and May 31, 2002, the Company can repurchase up to 8,000,000 shares. The Company acquired 11,000 shares for $0.2 million in 2002, 0.3 million shares for $7.5 million in 2001 and 2.1 million shares for $36.5 million in 2000. The total amount of stock repurchased under this program since July 29, 1996 through December 31, 2002 is 7.3 million shares at a total cost of $140.5 million.

The Company maintains a dividend reinvestment plan, under which 60,598 shares of common stock are available for issuance. Shares purchased under this plan are issued at fair value. As of December 31, 2002, the Company had an additional 6.4 million shares reserved for various stock compensation plans, retirement plans and debt offerings.

Shares repurchased in conjunction with restricted stock vestings and option exercises were 117,000 shares at a cost of $2.8 million in 2002, 133,000 shares at a cost of $3.2 million in 2001 and 69,000 shares at a cost of $1.1 million in 2000.

Selective's ability to declare and pay dividends on common stock is affected by the ability of its subsidiaries to declare and pay dividends to the holding company. The dividends from Diversified Insurance Services subsidiaries are restricted only by the operating needs of those subsidiaries. The dividends from Insurance Subsidiaries are under the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, North Carolina and South Carolina.

In all such jurisdictions, domestic insurers are prohibited from paying "extraordinary dividends" without approval of the insurance commissioner of the respective state. Additionally, New Jersey and South Carolina require notice of the declaration of any ordinary or extraordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

Based on the unaudited 2002 statutory financial statements, the maximum ordinary dividends that can be paid to Selective in 2003 are:

(in millions)
Selective Insurance Company of America                                     $30.4
Selective Way Insurance Company                                             11.4
Selective Insurance Company of the Southeast                                 2.7
Selective Insurance Company of South Carolina                                2.5
Selective Insurance Company of New York                                      4.1
                                                                           -----
Total                                                                      $51.1
                                                                           =====

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.

NOTE 8 PREFERRED SHARE PURCHASE RIGHTS PLAN

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

Before an Acquiring Person acquires 50% or more of the common shares, Selective's Board may exchange rights, other than the rights of an Acquiring Person, at an exchange ratio of one share of common stock per right. The rights expire February 2, 2009, unless Selective's Board redeems them at $0.01 per right before a person or group triggers the plan or unless Selective's Board exchanges them for common stock.

NOTE 9 SEGMENT INFORMATION

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, which is at the same level of disaggregation as that reviewed by senior management: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services. Insurance Operations are evaluated based on GAAP underwriting results, Investments are evaluated based on after-tax investment returns, and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. The Company does not aggregate any of its operating segments.

The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs and other underwriting expenses. Management of the Investments segment is separate from the Insurance Operations segment and, therefore, has been classified as a separate segment. The operating results of the Investments segment takes into account net investment income and net realized gains and losses. The Diversified Insurance Services segment is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of managed care, flood operations and human resource administration outsourcing (HR Outsourcing). The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations. Prior years have been restated to exclude software development and administration, which are accounted for as discontinued operations in 2002 and 2001.

Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $12.4 million in 2002, $14.1 million in 2001 and $14.5 million in 2000. These transactions were eliminated in all consolidated financial statements.

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

The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income for the individual segments:

REVENUE BY SEGMENT

(in thousands)                                                2002            2001          2000
                                                       -----------      ----------      --------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                   $   788,454         678,321       611,865
Personal lines net premiums earned                         199,814         204,727       209,400
                                                       -----------      ----------      --------
Total insurance operations revenues                        988,268         883,048       821,265
                                                       -----------      ----------      --------
INVESTMENTS:
Net investment income                                      103,067          96,767        99,495
Net realized gains on investments                            3,294           6,816         4,191
                                                       -----------      ----------      --------
Total investment revenues                                  106,361         103,583       103,686
                                                       -----------      ----------      --------
DIVERSIFIED INSURANCE SERVICES:
Diversified insurance services revenues,
  from continuing operations                                80,796          69,626        57,527
                                                       -----------      ----------      --------
Other income                                                 3,525           2,763         3,739
                                                       -----------      ----------      --------
TOTAL REVENUES FROM CONTINUING
OPERATIONS                                             $ 1,178,950       1,059,020       986,217
                                                       ===========      ==========      ========

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)                                                2002            2001          2000
                                                       -----------      ----------      --------
INSURANCE OPERATIONS:
Commercial lines underwriting                          $   (21,135)        (32,970)      (45,186)
Personal lines underwriting                                (17,608)        (27,668)      (19,936)
                                                       -----------      ----------      --------
Underwriting loss, before federal
income tax                                                 (38,743)        (60,638)      (65,122)
                                                       -----------      ----------      --------
INVESTMENTS:
Net investment income                                      103,067          96,767        99,495
Net realized gains on investments                            3,294           6,816         4,191
                                                       -----------      ----------      --------
Total investment income, before federal income tax         106,361         103,583       103,686
                                                       -----------      ----------      --------
DIVERSIFIED INSURANCE SERVICES:
Income (loss) from continuing operations,
before federal income tax                                    5,914            (427)        5,509
                                                       -----------      ----------      --------
TOTAL ALL SEGMENTS                                          73,532          42,518        44,073
Interest expense                                           (15,093)        (14,526)      (13,745)
General corporate expenses                                  (5,532)         (4,294)       (5,502)
                                                       -----------      ----------      --------
INCOME FROM CONTINUING OPERATIONS,
BEFORE FEDERAL INCOME TAX                              $    52,907          23,698        24,826
                                                       ===========      ==========      ========

NOTE 10 EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earning per share (EPS) computations of net income for the year ended:

2002

                                                INCOME (LOSS)     SHARES       PER SHARE
(in thousands, except per share amounts)         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                -------------  -------------   ---------
Basic EPS:
Net income from continuing operations             $ 42,138        25,301       $   1.67
Net (loss) from discontinued operations               (169)       25,301          (0.01)
                                                  --------                     --------
Net income available to common stockholders       $ 41,969        25,301       $   1.66
                                                  ========        ======       ========
Effect of dilutive securities:
Restricted stock                                        --           796
8.75% convertible subordinated debentures              143           363
Stock options                                           --           359
Deferred shares                                         --           103
                                                  --------        ------
Diluted EPS:
Income from continuing operations                 $ 42,281        26,922       $   1.57
Net (loss) from discontinued operations               (169)       26,922          (0.01)
                                                  --------                     --------
Income available to common stockholders
  and assumed conversions                         $ 42,112        26,922       $   1.56
                                                  ========        ======       ========

2001

                                                Income (Loss)     Shares       Per Share
(in thousands, except per share amounts)         (Numerator)   (Denominator)    Amount
                                                -------------  -------------   ---------
Basic EPS:
Net income from continuing operations             $ 26,318        24,583       $   1.07
Net (loss) from discontinued operations               (625)       24,583          (0.02)
                                                  --------                     --------
Net income available to common stockholders       $ 25,693        24,583       $   1.05
                                                  ========        ======       ========
Effect of dilutive securities:
Restricted stock                                        --           769
8.75% convertible subordinated debentures              220           540
Stock options                                         (141)          469
Deferred shares                                         --            63
                                                  --------        ------
Diluted EPS:
Income from continuing operations                 $ 26,397        26,424       $   1.00
Net (loss) from discontinued operations               (625)       26,424          (0.02)
                                                  --------                     --------
Income available to common stockholders
  and assumed conversions                         $ 25,772        26,424       $   0.98
                                                  ========        ======       ========

2000

                                                Income (Loss)     Shares       Per Share
(in thousands, except per share amounts)         (Numerator)   (Denominator)    Amount
                                                -------------  -------------   ---------
Basic EPS:
Net income from continuing operations             $ 26,686        24,907       $   1.07
Net (loss) from discontinued operations               (151)       24,907             --
                                                  --------                     --------
Net income available to common stockholders       $ 26,535        24,907       $   1.07
                                                  ========        ======       ========
Effect of dilutive securities:
Restricted stock                                        --           752
8.75% convertible subordinated debentures              250           649
Stock options                                          (18)          210
Deferred shares                                         --            54
                                                  --------        ------
Diluted EPS:
Income from continuing operations                 $ 26,918        26,572       $   1.01
Net (loss) from discontinued operations               (151)       26,572             --
                                                  --------                     --------
Income available to common stockholders
  and assumed conversions                         $ 26,767        26,572       $   1.01
                                                  ========        ======       ========

NOTE 11 FEDERAL INCOME TAX

(a) A reconciliation of federal income tax on pretax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)                               2002        2001        2000
                                         --------      ------      ------
Tax at statutory rate of 35%             $ 18,517       8,294       8,689
Tax-exempt interest                        (7,138)     (8,764)     (9,495)
Dividends received deduction               (2,222)     (2,333)     (1,997)
Other                                       1,612         183         943
                                         --------      ------      ------
Federal income tax expense (benefit)     $ 10,769      (2,620)     (1,860)
                                         ========      ======      ======

(b) The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

(in thousands)                                            2002        2001
                                                      --------     -------
Deferred tax liabilities:
Deferred policy acquisition costs                     $ 51,852      46,075
Unrealized gains on available-for-sale securities       62,359      52,789
Accelerated depreciation                                 4,301       3,735
Premium audit accrual                                    2,802       4,140
Amortization of discount on bonds                        2,301       2,572
Other                                                    2,085       2,348
                                                      --------     -------
Total deferred tax liabilities                         125,700     111,659

Deferred tax assets:
Net loss reserve discounting                            70,864      65,419
Net unearned premiums                                   35,812      31,205
Self-insured employee benefit reserves                   3,043       2,434
Pension                                                  2,304       3,556
Deferred compensation                                    2,948       2,756
Alternative minimum tax                                 14,415      11,225
Allowance for doubtful accounts                            994       1,272
Other                                                    4,027       3,758
                                                      --------     -------
Total deferred tax assets                              134,407     121,625
Valuation allowance recognized for
  deferred tax assets                                       --         550
                                                      --------     -------

Deferred federal income tax                           $  8,707       9,416
                                                      ========     =======

Based on our tax loss carryback availability, and the historic levels of current taxable income and pretax financial statement income, we believe that more likely than not, the existing deductible temporary differences will reverse during periods in which we will generate net taxable income or have adequate carryback availability. As a result, the Company has taken down the valuation allowance recognized for deferred tax assets.

Stockholders' equity reflects tax benefits related to compensation expense deductions for stock options exercised of $2.4 million at December 31, 2002, and $1.3 million at December 31, 2001. There was no tax benefit recognized in 2000.

NOTE 12 DISCONTINUED OPERATIONS

In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA. During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications developed by PDA for proceeds of $16.3 million at a net gain of $0.5 million. This gain is included in discontinued operations, on the consolidated statements of income. The tax benefit included in the loss from discontinued operations was $0.4 million for 2002, $0.2 million for 2001 and $0.1 million for 2000. The amount of tax expense in 2002 for the gain on disposition of discontinued operations is $0.3 million. As a result of the sale, $5.0 million of capitalized software development cost were recovered. We have reclassified all prior period amounts to present the operating results of PDA as a discontinued operation.

Operating results from discontinued operations are as follows:

(in thousands)                        2002         2001         2000
                                    -------      -------      -------
Net revenue                         $ 8,186       18,001       18,536
Pre-tax loss                         (1,085)        (859)        (281)
Net loss                               (708)        (625)        (151)
Gain on disposition, net of tax         539           --           --

NOTE 13 RETIREMENT PLANS

(a) Retirement Plan for Nonemployee Directors

The Company terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for nonemployee Directors. The estimated accrued costs for this plan were not material. As part of the termination, the present value of each Director's future benefits, as of that date, was converted into units based on the fair value of Selective common stock. The original termination called for the cash value of these units based upon the fair value of Selective common stock on retirement date to be distributed to each Director, or at each Director's election, over a period of fifteen years after such retirement. On May 8, 2002, the shareholders approved the conversion of the units issued under the termination plan into shares of Selective stock. All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director's election, over a period of no more than 5 years after such retirement. These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends. The accrued liability of these deferred shares of stock and the related dividend and interest earnings at December 31, 2002 was $1.5 million compared with the accrued liability for the units outstanding at December 31, 2001 of $1.4 million.

(b) Retirement Savings Plan

The Company offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. The plan allows employees to make voluntary contributions to a number of diversified investment options including the Company's common stock, on a before and/or after-tax basis. Shares of the Company's common stock issued under this plan were 23,496 during 2002 and 23,095 during 2001.

The number of shares of the Company's common stock available to be purchased under the plan was 824,587 at December 31, 2002. During the first six months of 2002 and all of 2001, employees could contribute up to a maximum of 12% of their defined compensation and these contributions, up to a maximum of 6%, were matched 50% by the Company. Effective July 1, 2002 employees can contribute 50% of their defined compensation and these contributions, up to a maximum of 7%, are matched 65% by the Company.

An additional defined contribution plan is maintained by Selective HR Solutions, a subsidiary of the Diversified Insurance Services segment, which does not participate in the Company's defined contribution plan. The plan allows employees to contribute a maximum of 15% of defined compensation and up to 3% of contributions are matched 200% by the employer.

Employer contributions for all the plans amounted to $3.1 million in 2002, $2.6 million in 2001 and $2.2 million in 2000.

(c) Deferred Compensation Plan

Effective July 1, 2002, the Company began offering a nonqualifed deferred compensation plan (deferred compensation plan) to a group of management or highly compensated employees (the Participants). The plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts treated as if invested in specified investment options as a method of rewarding and retaining such employees. A Participant in the plan may elect to defer compensation or awards to be received from the Company or an affiliated entity, including up to: (i) 50% annual base salary; (ii) 100% of incentive compensation, and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the plan.

In addition to the deferrals elected by the Participants, the Company may choose at any time to make discretionary Company contributions on a consistent basis to the deferral accounts of all Participants in its sole discretion. No discretionary contributions were made. The Company may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under the Selective Insurance Retirement Savings Plan due to limitations under the Internal Revenue Code or such plan.

During 2002, the Company contributed $0.1 million to the deferred compensation plan.

(d) Retirement Income and Postretirement Plans

The Company has a noncontributory defined benefit retirement income plan covering substantially all employees who meet eligibility requirements. The Company's funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that may be approved by the Company from time to time. Effective July 1, 2002, two new amendments to the plan were adopted. For new entrants into the plan the monthly retirement benefits beginning at normal retirement were decreased to 1.2% from 2.0% of the average monthly compensation as defined. Also, for all plan participants the early retirement age was changed to include a formula, whereby age plus years of service must sum to at least 70.

The plan's assets are generally invested in debt and equity securities. The debt securities are invested 100% in investment grade quality securities.

The Company also provides life insurance benefits ("postretirement benefits") for retired employees. Substantially all the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company and meet a minimum of ten years of eligibility service. Those who retired prior to January 1, 1991 receive life insurance coverage which decreases over ten years to a current ultimate value of $5,000 per retiree. Those retiring on or after January 1, 1991 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $100,000. Those retiring on or after January 1, 2002 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $35,000.

The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits as a level percentage of their payroll costs.

                                            Retirement Income Plan     Postretirement Plan
                                            ----------------------     -------------------
(in thousands)                                2002         2001         2002        2001
                                            --------      -------      ------      ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year       $ 82,147       69,614       6,198       5,406
Service cost                                   4,487        4,723         276         273
Interest cost                                  5,902        5,225         400         403
Amendments                                     1,134           --        (844)         --
Actuarial losses                               5,768        4,602         264         319
Benefits paid                                 (2,273)      (2,017)       (187)       (203)
                                            --------      -------      ------      ------
Benefit obligation, end of year             $ 97,165       82,147       6,107       6,198
                                            ========      =======      ======      ======
CHANGE IN FAIR VALUE OF ASSETS:
Fair value of assets, beginning of year     $ 55,455       51,845          --          --
Actual return on plan assets (net of
  expenses)                                      165          632          --          --
Contributions by the employer                  7,407        4,978          --          --
Benefits paid                                 (2,236)      (2,000)         --          --
                                            --------      -------      ------      ------
Fair value of assets, end of year           $ 60,791       55,455          --          --
                                            ========      =======      ======      ======
RECONCILIATION OF FUNDED STATUS:
Funded status                               $(36,374)     (26,692)     (6,107)     (6,198)
Unrecognized prior service cost                1,688          759        (395)        456
Unrecognized net (gain) loss                  22,762       12,507          57        (212)
                                            --------      -------      ------      ------
Net amount recognized                       $(11,924)     (13,426)     (6,445)     (5,954)
                                            ========      =======      ======      ======

                                        Retirement Income Plan             Postretirement Plan
                                   --------------------------------      -----------------------
(in thousands)                      2002          2001        2000       2002      2001     2000
                                   -------       ------      ------      ----      ----     ----
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
Service cost                       $ 4,487        4,723       4,047       276       273      216
Interest cost                        5,902        5,225       4,638       400       403      374
Expected return on plan assets      (4,904)      (4,610)     (4,222)       --        --       --
Amortization of unrecognized
  prior service cost                   205          172         172         7        46       46
Amortization of unrecognized
  net loss                             252           11          12        (5)       (2)      --
                                   -------       ------      ------      ----      ----      ---
Net periodic cost                  $ 5,942        5,521       4,647       678       720      636
                                   =======       ======      ======      ====      ====      ===
WEIGHTED-AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31:
Discount rate                         6.75%        7.25        7.50      6.75      7.25      7.50
Expected return on plan assets        8.25%        8.50        8.50        --        --        --
Rate of compensation increase         5.00%        5.00        5.00      5.00      5.00      5.00

All amounts in the reconciliations of funded status were recognized in the consolidated balance sheets for 2002 and 2001. There were no amounts to be included in other comprehensive income for the periods shown resulting from a change in the minimum pension liability.

NOTE 14 INCENTIVE COMPENSATION PLANS

The Company has incentive compensation plans in which employees are eligible to participate based on corporate and individual performance goals. The total compensation costs charged to expense in connection with the plans were $6.9 million in 2002, $4.5 million in 2001, and $1.3 million in 2000.

NOTE 15 STOCK COMPENSATION PLANS

The Company has adopted the pro forma footnote disclosure-only provisions of FAS
123. See Note 1(n) for the pro-forma effect on net income and earnings per share if the Company had adopted FAS 123. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

                                  All Other Option Plans              Employee Stock Purchase Plan
                            ---------------------------------      ---------------------------------
                               2002         2001         2000         2002         2001         2000
                            -------      -------      -------      -------      -------      -------
Risk free interest rate        4.71%        5.07%        6.56%        1.50%        2.70%        6.00%
Expected life               7 YEARS      7 years      7 years      6 MONTHS     6 months     6 months
Dividend yield                  2.4%         2.5%         3.4%         2.4%         2.5%         3.4%
Expected volatility              24%          24%          23%          35%          37%          31%

The weighted-average fair value of options and stocks granted per share, during the year for 2002, 2001 and 2000, is as follows:

                                             2002         2001         2000
                                           --------     --------     --------
Stock option plans                         $   5.60         6.07         4.01
Restricted stock                              21.19        22.86        15.60
Employee stock purchase plan:
  Six month option                             2.16         2.06         1.55
  15% of grant date market value               3.74         2.86         2.67
                                           --------     --------     --------
Total                                      $   5.90         4.92         4.22
                                           ========     ========     ========
Agents stock purchase plan:
  Discount* of grant date market value     $   2.41         2.40         1.00

*See Note 15(g)

A summary of the option transactions under the stock option plans is as follows:

                                                                          Weighted
                                                            Stock         average
                                          Number         appreciation     exercise
                                         of shares          rights         price
                                        ----------       ------------     --------
Outstanding at December 31, 1999         1,873,282          36,000         $17.11
Granted 2000                               163,950              --          15.49
Exercised 2000                            (103,430)         (7,610)         13.11
Forfeited 2000                             (98,210)        (14,390)         18.97
                                        ----------         -------         ------

Outstanding at December 31, 2000         1,835,592          14,000          17.12
Granted 2001                               194,350              --          22.43
Exercised 2001                            (410,725)         (4,000)         14.25
Forfeited 2001                             (23,973)        (10,000)         19.09
                                        ----------         -------         ------

OUTSTANDING AT DECEMBER 31, 2001         1,595,244              --          18.44
GRANTED 2002                               184,750              --          21.16
EXERCISED 2002                            (438,963)             --          16.84
FORFEITED 2002                             (20,827)             --          21.27
                                        ----------         -------         ------

OUTSTANDING AT DECEMBER 31, 2002         1,320,204              --         $19.31
                                        ==========         =======         ======

Options exercisable and their weighted average exercise price at year end are 1,287,204 and $19.22 for 2002, 1,562,244 and $18.38 for 2001 and 1,773,915 and
$17.02 for 2000.

The following table summarizes information about stock options outstanding and exercisable under the stock option plans at December 31, 2002:

                               Options Outstanding                        Options Exercisable
                   ------------------------------------------         --------------------------
                                      Weighted
                                       average       Weighted                           Weighted
 Range of                             remaining       average                            average
 exercise          Number of         contractual     exercise         Number of         exercise
  prices             shares         life in years      price            shares            price
---------          ---------        -------------    --------         ---------         --------
$10 to 14             72,928             1.6          $13.01             72,928          $13.01
 14 to 18            367,476             3.5           16.07            367,476           16.07
 18 to 20            337,350             4.3           18.50            337,350           18.50
 20 to 28            542,450             6.9           22.86            509,450           22.87
                   ---------             ---          ------          ---------          ------
                   1,320,204             5.0          $19.31          1,287,204          $19.22
                   =========                                          =========

(a) Stock Option Plan II

Under the Company's Stock Option Plan II, 1,069,921 shares of the Company's common stock are available for issuance at December 31, 2002. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have SARs attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Company's Salary and Employee Benefits Committee (Committee). Each grant must be exercised within ten years from the date of the grant. Under this plan, the Company granted options of 146,750 for 2002, 161,350 for 2001 and 130,950 for 2000.

Under the Company's Stock Option Plan II, the Committee may, at its discretion, make restricted or unrestricted grants of common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. The Company granted total restricted shares of 208,588 for 2002, 235,342 for 2001 and 211,309 for 2000, and forfeited shares of 39,415 in
2002, 52,969 in 2001 and 69,718 in 2000. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the Committee and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the Committee at its discretion and set forth in an award agreement.

During the vesting period, dividends are earned and held in escrow on the restricted shares subject to the same vesting period and conditions as set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares are reinvested in the Company's common stock at fair value. The Company issued through the dividend reinvestment feature (net of forfeitures), restricted shares of 16,817 in 2002, 16,929 in 2001 and 9,908 in 2000, from the dividend reinvestment plan reserves.

Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of stockholders' equity. This balance is amortized into compensation expense along with the adjustment for the increases or decreases in the fair value of the Company's common stock for share awards subject to performance-related objectives. Unearned stock compensation of $7.2 million in 2002, $6.8 million in 2001 and $5.9 million in 2000 was recorded as a reduction of stockholders' equity and the amounts amortized to compensation expense were $3.8 million in 2002, $3.0 million in 2001 and $3.5 million in 2000. This plan expired on September 1, 2002 and was replaced with the Company's Stock Option Plan III.

(b) Stock Option Plan III

In May 2002, the shareholders approved the Company's Stock Option Plan III, which has 1,989,000 shares of the Company's common stock available for issuance at December 31, 2002. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have stock appreciation rights (SARs) attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Company's Salary and Employee Benefits Committee (Committee). Each grant must be exercised within ten years from the date of the grant. Under this plan, the Company granted options for 5,000 shares in 2002.

Under the Company's Stock Option Plan III, the Committee may, at its discretion, make restricted or unrestricted grants of common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. The Company granted total restricted shares of 11,000 for 2002 with no related forfeitures. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the Committee and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the Committee at its discretion as set forth in an award agreement. Dividends earned on the restricted shares are reinvested in the Company's common stock at fair value. The Company issued through the dividend reinvestment feature (net of forfeitures), 75 restricted shares in 2002.

Unearned stock compensation of $0.2 million was recorded in 2002 as a reduction of stockholders' equity and the amount amortized to compensation expense was $14,000.

(c) Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, the number of shares of common stock available to be purchased is 384,525. This plan is available to all employees who meet the eligibility requirements and provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of:
(i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. The Company issued shares to employees in the amount of 64,869 in 2002, 72,460 in 2001 and 92,886 in 2000.

(d) Stock Unit Awards

Beginning in 1998, certain officers of the Company were granted phantom stock units in lieu of grants of restricted stock. There were no phantom stock units awarded in 2002, 2001 and 2000. The value of all outstanding phantom stock units was paid in cash during 2002. The value of the phantom stock units was charged to compensation expense over the employment period.

(e) Stock Option Plan for Directors

Under the Company's stock option plan for directors, 724,000 shares of the Company's common stock are available for issuance. Each director who is not a full-time employee of the Company participates in the plan and automatically receives a nonqualified option to purchase 3,000 shares of common stock at not less than fair value on March 1 of each year. Each option becomes exercisable one year after the option was granted and expires no more than ten years from the date the option is granted. Under this plan, the Company granted 33,000 options in 2002, 2001 and 2000.

(f) Stock Compensation Plan for Nonemployee Directors

In May 1996, the shareholders approved the stock compensation plan for nonemployee directors, effective January 1, 1997. The purpose of this plan is to provide for the payment of the annual compensation for the directors' services in shares of the Company's common stock. The amount of common shares available for issuance under the plan is 346,735. The Company issued 6,479 shares during 2002, 6,120 shares during 2001 and 11,435 shares during 2000, and charged to expense $0.4 million in 2002, 2001 and 2000. The plan was amended, effective January 1, 2001, to permit the directors to elect to receive up to 50% of their compensation under the plan in cash for each calendar year. Each non-employee director must elect on or before December 20 of each year how compensation for the following year will be paid.

(g) Agent Stock Purchase Plan

Under the terms of the agents' stock purchase plan, the number of shares of common stock available to be purchased is 801,283. This plan provides for quarterly offerings in which independent insurance agents can purchase the Company's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Purchases made prior to the December 1, 2001 quarterly offering were discounted at 5% with no holding restrictions applied. The Company issued shares to agents in the amount of 69,341 in 2002, 40,883 in 2001 and 33,082 in 2000.

NOTE 16 RELATED PARTY TRANSACTIONS

In 1994, certain officers of Selective exercised stock options by signing promissory notes in payment for the stock, totaling $1.0 million. The Company's noninterest bearing promissory notes are secured by the common stock shares issued upon exercise, which are held by the Company as collateral. The promissory notes are full recourse and subject to certain employment requirements. The outstanding principal amount was $0.2 million at December 31, 2002 and $0.3 million at December 31, 2001.

In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by the Company. These officers gave Selective promissory notes totaling $1.8 million. The notes bear interest at 2.5% and are secured by the purchased shares of Selective's common stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding was $0.7 million at December 31, 2002 and $1.0 million at December 31, 2001.

The Company has utilized the services of Chas. E. Rue & Sons, Inc., a general insurance agency, of which William M. Rue, a director of Selective Insurance Group, Inc., is the President and owner of more than a 5% equity interest. The Company's Insurance Subsidiaries purchased insurance coverages from Chas. E. Rue & Sons, Inc. with premiums of $1.1 million in 2002, $1.0 million in 2001, and $0.9 million in 2000. As an independent agent for Selective, Chas. E. Rue & Sons, Inc. received $1.3 million in commissions for insurance policies placed with the Company's Insurance Subsidiaries in 2002 and $1.2 million in both 2001 and 2000. Additionally, Chas E. Rue & Son, Inc., owns 20% of PL, LLC, which is an insurance fund administrator that places reinsurance through the Company. PL, LLC received reinsurance commissions of $0.4 million in 2002, $0.1 million in 2001 and $0.3 million in 2000. The Company believes that the related party transactions with Chas. E. Rue & Sons, Inc. and PL, LLC were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a) Reserves established for liability insurance, written primarily in the general liability line of business, continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. There are significant uncertainties in estimating our exposure to environmental claims (for both case and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues which arise in environmental cases include the determination of whether a case is one for a federal or state forum, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability and whether direct action against insurers can be maintained. Coverage issues which arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.

At December 31, 2002, our reserves for environmental claims amounted to $40.1 million on a gross basis (including case reserves of $29.5 million and IBNR reserves of $10.6 million) and $34.3 million on a net basis (including case reserves of $27.5 million and IBNR reserves of $6.8 million). There are a total of 2,593 environmental claims, including multiple claimants who are associated with the same site or incident. Of these 2,346 are asbestos related, of which 1,296 involve only three insureds. The total case reserves associated with these three insureds amounted to $3.0 million on a net and gross basis. The total case reserves for asbestos related claims amounted to $5.9 million on a gross basis and $4.9 million on a net basis. About 90 of the total environmental claims involve approximately 20 landfill sites. The landfill sites account for case reserves of $17.9 million on a gross basis and $17.7 million on a net basis. The remaining claims, which account for $5.7 million of case reserves on a gross basis and $4.9 million on a net basis, involve leaking underground storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims.

(in millions)                                                          2002
                                                                 ---------------
                                                                 GROSS      NET
                                                                 -----     -----
Asbestos                                                         $ 8.4       6.1
Landfill sites                                                    18.4      18.2
Other*                                                            13.3      10.0
                                                                 -----     -----
Total                                                            $40.1      34.3
                                                                 =====     =====

*Consists of leaking underground storage tanks, and other latent environmental exposures.

IBNR reserve estimation is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions.

We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $523.5 million to $666.5 million at December 31, 2002 and of approximately $460.4 million to $573.9 million at December 31, 2001. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Our net IBNR reserves for non-environmental claims, including loss expense reserves, were $588.5 million at December 31, 2002 and $496.2 million at December 31, 2001.

The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

                                                 2002                     2001                    2000
                                         --------------------     -------------------     -------------------
(in thousands)                            GROSS         NET        Gross        Net        Gross        Net
                                         --------     -------     -------     -------     -------     -------
ASBESTOS
Reserves for losses and loss expenses
  at the beginning of year               $  8,052       5,752       6,650       4,338       8,100       4,257
Incurred losses and loss expenses             761         761       1,665       1,677        (887)        644
Less losses and loss expenses paid           (375)       (375)       (263)       (263)       (563)       (563)
                                         --------     -------     -------     -------     -------     -------
Reserves for losses and loss expenses
  at the end of year                     $  8,438       6,138       8,052       5,752       6,650       4,338
                                         ========     =======     =======     =======     =======     =======
NON-ASBESTOS
Reserves for losses and loss expenses
  at the beginning of year               $ 32,234      28,734      33,844      30,616      34,105      32,148
Incurred losses and loss expenses           2,168       2,130       1,748       1,471       2,316         785
Less losses and loss expenses paid         (2,726)     (2,688)     (3,358)     (3,353)     (2,577)     (2,317)
                                         --------     -------     -------     -------     -------     -------
Reserves for losses and loss expenses
  at the end of year                     $ 31,676      28,176      32,234      28,734      33,844      30,616
                                         ========     =======     =======     =======     =======     =======
TOTAL ENVIRONMENTAL CLAIMS
Reserves for losses and loss expenses
  at the beginning of year               $ 40,286      34,486      40,494      34,954      42,205      36,405
Incurred losses and loss expenses           2,929       2,891       3,413       3,148       1,429       1,429
Less losses and loss expenses paid         (3,101)     (3,063)     (3,621)     (3,616)     (3,140)     (2,880)
                                         --------     -------     -------     -------     -------     -------
Reserves for losses and loss expenses
  at the end of year                     $ 40,114      34,314      40,286      34,486      40,494      34,954
                                         ========     =======     =======     =======     =======     =======

Based on our aggregate reserve for net losses and loss expenses at December 31, 2002, we do not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on our future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from our current estimates.

(b) The Company purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2002, the Company had purchased such annuities in the amount of $10.7 million for settlement of claims on a structured basis for which the Company is contingently liable. To the Company's knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(c) The Company has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $8.2 million in 2002, $9.1 million in 2001, and $8.4 million in 2000.

In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use.

At December 31, 2002, the total future minimum rental commitments under noncancelable leases was $24.2 million and such yearly amounts are as follows:

(in thousands)
2003                                                                     $ 6,261
2004                                                                       5,714
2005                                                                       4,584
2006                                                                       3,358
2007                                                                       2,192
After 2007                                                                 2,044
                                                                         -------
Total minimum payment required                                           $24,153
                                                                         =======

(d) The Company has additional investment commitments for its limited partnership investments of up to $16.4 million. There is no certainty that any additional investment will be required. See Note 2(j) for additional discussion of our investments in limited partnerships.

NOTE 18 STATUTORY FINANCIAL INFORMATION

The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting practices that materially affect the determination of statutory surplus, statutory net income or risk-based capital. As of December 31, 2002 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, (NAIC SAP) in its entirety, as a component of prescribed or permitted practices.

The Company's combined statutory capital and surplus was $549.4 million (unaudited) in 2002 and $525.9 million in 2001. The Company's combined statutory net income was $29.4 million (unaudited) in 2002, $21.4 million in 2001 and $26.4 million in 2000.

The Company is required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. These risk-based capital (RBC) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Based upon the Insurance Subsidiaries 2002 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 4.7:1, as defined by the NAIC.

      Quarterly Financial Information (1)

                                        First Quarter          Second Quarter         Third Quarter          Fourth Quarter
(unaudited, in thousands,          ---------------------    -------------------   --------------------    --------------------
except per share data)                  2002        2001        2002       2001       2002        2001        2002        2001
                                   ---------    --------    --------    -------   --------    --------    --------    --------
Net premiums written               $ 281,445     239,916     268,287    235,697    267,439     235,956     236,316     213,851
Net premiums earned                  234,295     213,017     244,498    216,266    251,991     222,247     257,484     231,518
Net investment income earned          24,504      23,808      25,100     23,920     24,493      23,655      28,970      25,384
Net realized gains (losses)              109         840        (411)     1,564      1,521       2,829       2,075       1,583
Diversified insurance services
  revenue from continuing
  operations                          18,833      17,032      20,720     17,174     21,321      18,287      19,923      17,133
Diversified insurance services
  net income (loss) from
  continuing operations (2),(3)          943       1,056       1,068        766      1,256      (2,059)        785          36
Income (loss) from
  continuing operations (3)           11,678       9,522      10,080      9,955     13,839        (708)     17,311       4,927
Income (loss) from discontinued
  operations, net of tax                   2         (53)       (126)         4         --        (209)        (47)       (366)
Net income (3)                        10,301       8,299       8,245      8,890     11,112       2,066      12,312       6,436
Other comprehensive
  income (loss)                       (6,021)     (2,066)      8,444      1,239     15,315        (604)       (341)        144
                                   ---------    --------    --------    -------   --------    --------    --------    --------
Comprehensive income                   4,280       6,233      16,689     10,129     26,427       1,462      11,971       6,580
NET INCOME PER SHARE:
Basic (3)                               0.41        0.34        0.33       0.36       0.43        0.08        0.48        0.26
Diluted (3)                             0.39        0.32        0.31       0.34       0.41        0.08        0.46        0.25
Dividends to stockholders (4)           0.15        0.15        0.15       0.15       0.15        0.15        0.15        0.15
PRICE RANGE OF COMMON STOCK: (5)
High                                   27.74       26.94       31.48      28.21      28.07       27.90       26.34       26.10
Low                                    19.36       15.94       25.66      22.25      20.35       20.08       19.97       20.50

      The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

      (1) Refer to the Glossary of Terms on page 20 of our 2002 Annual Report to Shareholders, incorporated by reference herein, for definitions of specific terms.

      (2) See Note 12 to the consolidated financial statements and Financial Review for a discussion of discontinued operations.

      (3) Income from continuing operations and net income for the third quarter of 2001 were reduced by $8 million, after taxes, due to increases in reserves of $8 million pre-tax for Insurance Operations and $4 million pre-tax for Diversified Insurance Services. See Financial Review for a discussion of the reserve increases.

      (4) See Note 6(b) and Note 7 to the consolidated financial statements and Financial Review for a discussion of dividend restrictions.

      (5) These ranges of high and low prices of the Company's common stock, as reported by The Nasdaq National Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 1, 2003 and ending January 31, 2003 was $26.48 to $22.93 and the last sale price on January 31, 2003 was $23.44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 2003 Annual Meeting of Stockholders, which meeting will include the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 below is incorporated herein by reference to the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference to the sections entitled: (i) "Election of Directors," "Nominees," "Continuing Directors" and "Executive Officers of the Company" in the Proxy Statement, and (ii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to the sections entitled: (i) "General Matters" in the Proxy Statement; (ii) "Stock Ownership of Directors and Officers" in the Proxy Statement; and (iii) "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference to the section entitled "Interest of Management and Others in Certain Transactions" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

As of date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date. Subsequent to the evaluation date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this report:

      (1) Consolidated financial statements:

The consolidated financial statements of the Company listed below are included in Item 8. Financial Statements and Supplementary Data.

                                                                                                                       Form 10-K
                                                                                                                          Page
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................................           39
Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000..........................           40
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2002, 2001 and 2000............           41
Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000......................           42
Notes to Consolidated Financial Statements, December 31, 2002, 2001 and 2000....................................         43-66

      (2) Financial statement schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                                                                          Form 10-K
                                                                                                                             Page
                   Summary of Investments - Other than Investments in Related Parties at
Schedule I         December 31, 2002.................................................................................         73

                   Condensed Financial Information of Registrant at December 31, 2002
Schedule II        and 2001, and for the years ended December 31, 2002, 2001 and 2000................................       74-76

                   Supplementary Insurance Information for the years ended
Schedule III       December 31, 2002, 2001 and 2000..................................................................       77-79

Schedule IV        Reinsurance for the years ended December 31, 2002, 2001 and 2000..................................         80

                   Allowance for Uncollectible Premiums and Other Receivables for the
Schedule V         years ended December 31, 2002, 2001 and 2000......................................................         81

                   Supplemental Information for the years ended December 31, 2002, 2001
Schedule VI        and 2000..........................................................................................         82

Independent Auditors Report..........................................................................................         70

      (3) Exhibits:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

      (b) Reports on Form 8-K.

      The Registrant filed no reports on Form 8-K during the last quarter of 2002.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Selective Insurance Group, Inc.

We have audited the consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

New York, New York
February 5, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.


By: /s/ Gregory E. Murphy               March 17, 2003
------------------------------------
Gregory E. Murphy
Chairman of the Board, President and
Chief Executive Officer


By: /s/ Dale A. Thatcher                March 17, 2003
------------------------------------
Dale A. Thatcher,
Executive Vice President of Finance,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ Gregory E. Murphy               March 17, 2003
------------------------------------
Gregory E. Murphy
Chairman of the Board, President and
Chief Executive Officer


By: /s/ Paul D. Bauer                   March 17, 2003
------------------------------------
Paul D. Bauer
Director


By: /s/ A. David Brown                  March 17, 2003
------------------------------------
A. David Brown
Director


By: /s/ William A. Dolan, II            March 17, 2003
------------------------------------
William A. Dolan, II
Director


By: /s/ C. Edward Herder                March 17, 2003
------------------------------------
C. Edward Herder
Director

By: /s/ William M. Kearns, Jr.          March 17, 2003
------------------------------------
William M. Kearns, Jr.
Director


By: /s/ Joan M. Lamm-Tennant, Ph.D.     March 17, 2003
------------------------------------
Joan M. Lamm-Tennant, Ph.D.
Director


By: /s/ S. Griffin McClellan, III       March 17, 2003
------------------------------------
S. Griffin McClellan, III
Director


By: /s/ John F. Rockart                 March 17, 2003
------------------------------------
John F. Rockart
Director


By: /s/ William M. Rue                  March 17, 2003
------------------------------------
William M. Rue
Director


By: /s/ J. Brian Thebault               March 17, 2003
------------------------------------
J. Brian Thebault
Director

                                                                      SCHEDULE I

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002

Type of investment                                       AMORTIZED COST        FAIR           CARRYING
(in thousands)                                               OR COST           VALUE           AMOUNT
                                                         --------------      ---------        ---------
DEBT SECURITIES:
Held-to-maturity:
   U.S. government and government agencies                 $    2,102            2,112            2,102
   Obligations of states and political subdivisions           103,215          108,583          103,215
   Mortgage-backed securities                                   4,001            4,090            4,001
                                                           ----------        ---------        ---------
Total debt securities, held-to-maturity                       109,318          114,785          109,318
                                                           ----------        ---------        ---------

Available-for-sale:
   U.S. government and government agencies                    203,540          217,574          217,574
   Obligations of states and political subdivisions           435,188          460,131          460,131
   Corporate securities                                       507,275          539,473          539,473
   Asset-backed securities                                     21,857           22,542           22,542
   Mortgage-backed securities                                 503,487          532,341          532,341
                                                           ----------        ---------        ---------
Total debt securities, available-for-sale                   1,671,347        1,772,061        1,772,061
                                                           ----------        ---------        ---------

EQUITY SECURITIES, AVAILABLE-FOR-SALE:
Common stocks:
   Public utilities                                             2,573            6,462            6,462
   Banks, trust and insurance companies                        19,999           31,712           31,712
   Industrial, miscellaneous and all other                     97,464          158,739          158,739
                                                           ----------        ---------        ---------
Total equity securities, available-for-sale                   120,036          196,913          196,913
                                                           ----------        ---------        ---------

Short-term investments                                         24,700           24,700           24,700
Other investments                                              23,559           23,559           23,559
                                                           ----------        ---------        ---------

Total investments                                          $1,948,960        2,132,018        2,126,551
                                                           ==========        =========        =========

                                                                     SCHEDULE II

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                                 BALANCE SHEETS

                                                                                   December 31,
(in thousands, except share amounts)                                              2002          2001
                                                                             ---------      --------
ASSETS

Debt securities, available-for-sale - at fair value (1)
   (cost: $71,358 - 2002; $0 - 2001)                                         $  72,142            --
Short-term investments                                                          10,311        15,534
Cash                                                                                59           218
Investment in subsidiaries                                                     842,334       734,683
Current federal income tax                                                       3,453         2,359
Deferred federal income tax                                                      3,253         3,581
Other assets                                                                     7,435        13,573
                                                                             ---------      --------
Total assets                                                                 $ 938,987       769,948
                                                                             =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Senior convertible notes                                                     $ 115,937            --
Note payable                                                                   145,500       160,350
Other liabilities                                                               25,448        18,438
                                                                             ---------      --------
Total liabilities                                                              286,885       178,788
                                                                             ---------      --------

STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares:  5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 40,780,950 - 2002; 39,588,746 - 2001                                    81,562        79,177
Additional paid-in capital                                                      95,435        77,126
Retained earnings                                                              564,358       536,188
Accumulated other comprehensive income                                         113,629        98,037
Treasury stock - at cost (shares: 14,185,020 - 2002; 14,056,403 - 2001;)      (195,295)     (192,284)
Unearned stock compensation and notes receivable from stock sales               (7,587)       (7,084)
                                                                             ---------      --------
Total stockholders' equity                                                     652,102       591,160
                                                                             ---------      --------

Total liabilities and stockholders' equity                                   $ 938,987       769,948
                                                                             =========      ========

(1) As part of the Company's senior convertible note issuance, $72 million of these debt securities have been placed in an irrevocable trust, to provide funds for the notes payable maturities scheduled in the next three years.

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries in
Item 8 of the 2002 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                              STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
(in thousands)                                                     2002         2001         2000
                                                               --------      -------      -------
REVENUES:
Dividends from subsidiaries                                    $ 21,248       29,229       38,519
Net investment income earned                                        707          240          312
Realized gains (losses)                                             829       (1,092)         227
Other income                                                        185          540          848
                                                               --------      -------      -------
Total revenues                                                   22,969       28,917       39,906
                                                               --------      -------      -------

EXPENSES:
Interest expense                                                 15,386       15,287       13,745
Other expenses                                                    5,890        4,416        5,602
                                                               --------      -------      -------
Total expenses                                                   21,276       19,703       19,347
                                                               --------      -------      -------

Income before federal income tax and equity in
    undistributed income of subsidiaries                          1,693        9,214       20,559
                                                               --------      -------      -------

FEDERAL INCOME TAX (BENEFIT) EXPENSE:
Current                                                          (3,919)      (5,989)      (4,552)
Deferred                                                             54          576       (1,424)
                                                               --------      -------      -------
Total federal income tax benefit                                 (3,865)      (5,413)      (5,976)
                                                               --------      -------      -------

Income before equity in undistributed income of
    subsidiaries, net of tax                                      5,558       14,627       26,535
Equity in undistributed income of subsidiaries, net of tax       38,216       11,066           --
                                                               --------      -------      -------
Net income                                                     $ 43,774       25,693       26,535
                                                               ========      =======      =======

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8 of the 2002 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
(in thousands)                                                        2002         2001         2000
                                                                 ---------      -------      -------
OPERATING ACTIVITIES:
Net income                                                       $  43,774       25,693       26,535
                                                                 ---------      -------      -------

Adjustments to reconcile net income to net cash provided by
       operating activities:
Equity in undistributed income of subsidiaries, net of tax         (38,216)     (11,066)          --
Dividend in excess of subsidiaries' income                              --           --       15,366
Increase in net federal income tax recoverable                      (2,590)        (940)      (1,646)
Net realized (gains) losses                                           (829)       1,092         (227)
Amortization                                                           725          136          108
Amortization of deferred compensation                                3,848        3,006        3,462
Other, net                                                           9,418       (4,084)       6,242
                                                                 ---------      -------      -------
Net adjustments                                                    (27,644)     (11,856)      23,305
                                                                 ---------      -------      -------
Net cash provided by operating activities                           16,130       13,837       49,840
                                                                 ---------      -------      -------

INVESTING ACTIVITIES:
Purchase of debt securities, available-for-sale                    (71,931)          --           --
Purchase of other investments                                           --         (243)      (1,000)
Purchase of subsidiaries                                                --          (97)      (5,999)
Sale of subsidiary                                                  15,733           --           --
Sale of equity securities, available-for-sale                           --           95        2,201
                                                                 ---------      -------      -------
Net cash used in investing activities                              (56,198)        (245)      (4,798)
                                                                 ---------      -------      -------

FINANCING ACTIVITIES:
Dividends to stockholders                                          (15,604)     (15,174)     (15,343)
Capital contribution to subsidiaries                               (58,500)          --           --
Acquisition of treasury stock                                       (3,011)     (10,732)     (37,677)
Proceeds from senior convertible notes                             112,750           --           --
Proceeds from notes payable                                             --           --       88,440
Principal payment on note payable                                  (14,850)     (11,767)      (7,143)
Proceeds from short-term debt                                           --           --       40,200
Paydown of short-term debt                                              --           --      (91,502)
Increase from issuance of common stock                              18,252       15,604        8,962
Increase in unearned stock compensation and notes receivable from stock sale
                                                                    (4,351)      (3,803)      (3,018)
                                                                 ---------      -------      -------
Net cash provided by (used in) financing activities                 34,686      (25,872)     (17,081)
                                                                 ---------      -------      -------

Net (decrease) increase in cash and short-term investments          (5,382)     (12,280)      27,961
Cash and short-term investments at beginning of year                15,752       28,032           71
                                                                 ---------      -------      -------
Cash and short-term investments at end of year                   $  10,370       15,752       28,032
                                                                 =========      =======      =======

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8 of the 2002 Report on Form 10-K.

                                                                    SCHEDULE III

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2002

                                                                                             Amortiza-
                                                                                              tion of
                      Deferred        Reserve                                     Losses      deferred       Other
                       policy        for losses                      Net         and loss      policy       operating         Net
                     acquisition      and loss       Unearned      premiums      expenses    acquisition    expenses        premiums
(in thousands)          costs         expenses       premiums       earned       incurred     costs (2)     (1), (2)        written
                     -----------     ----------      --------      --------      --------    -----------    ---------       --------
Commercial            $118,022       1,018,900       402,521       788,454       554,742       230,117       24,730         849,215

Personal                30,136         224,151       108,478       199,814       159,838        50,438        7,146         204,272

Reinsurance
recoverable on
unpaid losses and
loss expenses               --         160,374            --            --            --            --           --              --

Prepaid
reinsurance
premiums                    --              --        46,141            --            --            --           --              --

Interest and
general corporate
expenses                    --              --            --            --            --            --       20,625              --
                      --------       ---------       -------       -------       -------       -------       ------       ---------
Total                 $148,158       1,403,425       557,140       988,268       714,580       280,555       52,501       1,053,487
                      ========       =========       =======       =======       =======       =======       ======       =========

NOTE: A meaningful allocation of net investment income of $103,067 and net realized gain on investments of $3,294 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

      (1) Other operating expenses includes $(327) of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8 of the 2002 Report on Form 10-K.

      (2) The total, $333,056, of the amortization of deferred policy acquisition cost ($280,555) and other operating expenses ($52,501) is reconciled to the consolidated statements of income, as follows:

                  Policy acquisition costs         $ 307,505
                  Dividends to policyholders           5,762
                  Interest expense                    15,093
                  Other expenses                       8,221
                  Other income                        (3,525)
                                                   ---------
                  Total                            $ 333,056
                                                   =========

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2001

                                                                                             Amortiza-
                                                                                              tion of
                      Deferred        Reserve                                     Losses      deferred       Other
                       policy        for losses                      Net         and loss      policy       operating         Net
                     acquisition      and loss       Unearned      premiums      expenses    acquisition    expenses        premiums
(in thousands)          costs         expenses       premiums       earned       incurred     costs (2)     (1), (2)        written
                     -----------     ----------      --------      --------      --------    -----------    ---------       --------
Commercial            $103,064         902,308       341,765       678,321       480,993       201,380       28,849         723,842

Personal                28,587         229,519       104,016       204,727       174,891        55,860        1,713         201,578

Reinsurance
recoverable on
unpaid losses and
loss expenses               --         166,511            --            --            --            --           --              --

Prepaid
reinsurance
premiums                    --              --        39,932            --            --            --           --              --

Interest and
general
corporate expenses          --              --            --            --            --            --       18,820              --
                      --------       ---------       -------       -------       -------       -------       ------       ---------
Total                 $131,651       1,298,338       485,713       883,048       655,884       257,240       49,382         925,420
                      ========       =========       =======       =======       =======       =======       ======       =========

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

      (2) The total, $306,622, of the amortization of deferred policy acquisition cost ($257,240) and other operating expenses ($49,382) is reconciled to the consolidated statements of income, as follows:

                  Policy acquisition costs         $ 277,897
                  Dividends to policyholders           8,275
                  Interest expense                    14,526
                  Other expenses                       8,687
                  Other income                        (2,763)
                                                   ---------
                  Total                            $ 306,622
                                                   =========

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2000

                                                       Amortiza-
                                                        tion of
                                          Losses       deferred       Other
                             Net         and loss       policy       operating       Net
                           premiums      expenses     acquisition    expenses      premiums
(in thousands)              earned       incurred      costs (2)     (1), (2)      written
                           --------      --------     -----------    ---------     --------
Commercial                 $611,865       443,933       181,285       31,833       638,991

Personal                    209,400       170,133        54,158        5,045       204,613

Reinsurance
recoverable on
unpaid losses and
loss expenses                    --            --            --           --            --

Prepaid reinsurance
premiums                         --            --            --           --            --

Interest and general
corporate expenses               --            --            --       19,247            --
                           --------       -------       -------       ------       -------
Total                      $821,265       614,066       235,443       56,125       843,604
                           ========       =======       =======       ======       =======

NOTE: A meaningful allocation of net investment income of $99,495 and net realized loss on investments of $4,191 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

      (1) Other operating expenses includes $3,111 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8 of the 2000 report on Form 10-K.

      (2) The total, $291,568, of the amortization of deferred policy acquisition cost ($235,443) and other operating expenses ($56,125) is reconciled to the consolidated statements of income, as follows:

                  Policy acquisition costs         $ 261,540
                  Dividends to policyholders           7,670
                  Interest expense                    13,745
                  Other expenses                      12,352
                  Other income                        (3,739)
                                                   ---------
                  Total                            $ 291,568
                                                   =========

                                                                     SCHEDULE IV

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                % Of
                                                        Assumed       Ceded                     Amount
                                         Direct       From Other    to Other        Net        Assumed
(in thousands)                           Amount        Companies    Companies      Amount       To Net
                                       ----------     ----------    ---------     -------      -------
2002
Premiums earned:
Accident and health insurance          $      201           --             3           198           --
Property and liability insurance        1,092,471       22,711       127,112       988,070          2.3%
                                       ----------       ------       -------       -------       ------

Total premiums earned                  $1,092,672       22,711       127,115       988,268          2.3%
                                       ==========       ======       =======       =======       ======

2001
Premiums earned:
Accident and health insurance          $      198           --            --           198           --
Property and liability insurance          964,564       20,555       102,269       882,850          2.3%
                                       ----------       ------       -------       -------       ------

Total premiums earned                  $  964,762       20,555       102,269       883,048          2.3%
                                       ==========       ======       =======       =======       ======

2000
Premiums earned:
Accident and health insurance          $      365           --            --           365           --
Property and liability insurance          900,824       14,529        94,453       820,900          1.8%
                                       ----------       ------       -------       -------       ------

Total premiums earned                  $  901,189       14,529        94,453       821,265          1.8%
                                       ==========       ======       =======       =======       ======

                                                                      SCHEDULE V

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
           ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

            (in thousands)              2002        2001        2000
                                     -------      ------      ------
            Balance, January 1       $ 4,299       6,071       3,649

            Additions                  2,982       3,873       6,713

            Deletions                 (3,600)     (5,645)     (4,291)
                                     -------      ------      ------

            Balance, December 31     $ 3,681       4,299       6,071
                                     =======      ======      ======

                                                                     SCHEDULE VI

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       Losses and loss
                                                           expenses
                                                     incurred related to
                                                    ----------------------
            Affiliation with Registrant               (1)             (2)         Paid losses
                                                    Current          Prior          and loss
            (in thousands)                            year           years          expenses
                                                    --------        -------       -----------
            Consolidated Property/Casualty
            Subsidiaries:

                Year ended December 31, 2002        $694,744         19,836         603,356
                                                    --------        -------         -------

                Year ended December 31, 2001        $642,173         13,711         635,844
                                                    --------        -------         -------

                Year ended December 31, 2000        $615,095         (1,029)        584,043
                                                    --------        -------         -------

NOTE: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves. Certain prior year amounts have been restated to conform to 2002 presentation.

CERTIFICATIONS

I, Gregory E. Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of Selective Insurance Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003                    By: /s/ Gregory E. Murphy
                                        ----------------------------------------
                                        Gregory E. Murphy
                                        Chairman, President and Chief Executive
                                        Officer

I, Dale A. Thatcher, certify that:

1. I have reviewed this annual report on Form 10-K of Selective Insurance Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003                    By: /s/ Dale A. Thatcher
                                        ----------------------------------------
                                        Dale A. Thatcher
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

      EXHIBIT INDEX

*     Exhibits included within this 10-K filing

Exhibit
Number

3.1 Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended, (incorporated by reference herein to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-8641).

3.2 The Company's By-Laws, adopted on August 26, 1977, as amended, (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, file No. 0-8641).

4.1 The form of Indenture dated December 29, 1982, between the Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee relating to the Company's 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-3 No. 2-80881).

4.2 The form of Indenture dated September 24, 2002, between Selective Insurance Group, Inc., and National City Bank as Trustee relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032, (incorporated by reference herein to the Company's Registration Statement in Form S-3 No. 333-101489).

4.3 Amended and Restated Rights Agreement, dated February 2, 1999, between Selective Insurance Group, Inc. and First Chicago Trust, (incorporated by reference herein to the Company's Current Report on Form 8-K filed February 2, 1999, File No. 0-8641.)

10.1 The Selective Insurance Retirement Savings Plan as amended through August 15, 1996 (incorporated by reference herein to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10477).

10.1a Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

*10.1b Amendment and restatement, effective January 1, 1997, to the Selective Insurance Retirement Savings Plan, filed herewith.

*10.1c Amendment Number 1 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 2002, filed herewith.

*10.1d Amendment Number 2 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 1997, filed herewith.

10.2 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated by reference herein to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

*10.2a Amendment and restatement, effective January 1, 1997, to the Retirement Income Plan for Selective Insurance Company of America, filed herewith.

*10.2b Amendment Number 1 to the amended and restated Retirement Income Plan for Selective Insurance Company of America effective July 1, 2002, filed herewith.

*10.2c Amendment Number 2 to the amended and restated Retirement Income Plan for Selective Insurance Company of America effective January 1, 2003, filed herewith.

*10.2d Amendment Number 3 to the amended and restated Retirement Income Plan for Selective Insurance Company of America effective January 1, 1997, filed herewith.

10.3 Selective Insurance Company of America Deferred Compensation Plan, effective July 1, 2002, (incorporated by reference herein to Exhibit
            99.1 of the Company's Registration Statement on Form S-8, No. 333-97799).

10.4 Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated by reference herein to Exhibits 4.1 to the Company's Registration Statement on Form S-8 No. 333-37501).

10.4a The Selective Insurance Group, Inc. Stock Option Plan II, as amended through July 28, 1998, (incorporated by reference herein to Exhibit 10.13a to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.4b The Selective Insurance Group, Inc. Stock Option Plan II, as amended through January 31, 2000, (incorporated by reference herein to Exhibit 10.13b to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.5 The Selective Insurance Group, Inc. Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders' filed with the Securities and Exchange Commission on April 1, 2002).

10.6 Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.7 The Company's 1987 Employee Stock Purchase Savings Plan (incorporated by reference herein to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.7a Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan in Exhibit 10.6 above (incorporated by reference herein to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.8 The Selective Insurance Rewards Program adopted January 1, 1994, which replaced the Annual Incentive Compensation Plan (incorporated by reference herein to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

10.9 The Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agents, as amended (incorporated by reference herein to the Company's Post Effective Amendment No. 2 on Form S-3 No. 033-30833).

10.10 The Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended (incorporated by reference herein to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 333-10477).

10.11 The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated by reference herein to Exhibit 4 to the Company's Registration Statement on Form S-8 No. 333-10465).

10.11a The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.12       Employment, Termination and Severance Agreements.

10.12a Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.12a1 Amendment Number 1, dated May 1, 1998, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.12a2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12a3 Amendment Number 3, dated August 1, 2001, to the Employment Agreement with Gregory E. Murphy in Exhibit 10.11c above (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.12b Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

10.12b1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Gregory
            E. Murphy in Exhibit 10.11d above (incorporated by reference herein to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12c Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated by reference herein to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.12c1 Amendment Number 1, dated October 31, 1998, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above (incorporated by reference herein to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12c2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above (incorporated by reference herein to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12c3 Amendment Number 3, dated October 31, 2001, to the Employment Agreement with Jamie Ochiltree, III in Exhibit 10.11e above (incorporated by reference herein to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.12d Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.12d1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Jamie Ochiltree, III in Exhibit 10.11f above (incorporated by reference herein to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12e Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.12e1 Amendment Number 1, dated May 5, 2000, to the Employment Agreement with James W. Coleman, Jr. in Exhibit 10.11g above (incorporated by reference herein to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

*10.12e2 Amendment Number 2, dated March 1, 2003, to the Employment Agreement with James W. Coleman, Jr., filed herewith.

10.12f Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.12f1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and James
            W. Coleman, Jr. in Exhibit 10.11h above (incorporated by reference herein to Exhibit 10.16w to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12g Termination Agreement, dated September 27, 1999, between Selective Insurance Company of America and Ronald J. Zaleski, (incorporated by reference herein to Exhibit 10.16z to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.12h Termination Agreement, dated March 1, 2000, between Selective Insurance Company of America and Eduard Pulkstenis (incorporated by reference herein to Exhibit 10.16ab to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-8641).

10.12i Employment Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated by reference herein to Exhibit 10.16f to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

*10.12i1 Amendment Number 1, dated March 1, 2003, to the Employment Agreement with Dale A. Thatcher, filed herewith.

10.12j Termination Agreement with Dale A. Thatcher, dated May 5, 2000 (incorporated by reference herein to Exhibit 10.16g to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12k Employment Agreement with Richard F. Connell, dated August 8, 2000 (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

*10.12k1 Amendment Number 1, dated March 1, 2003, to the Employment Agreement with Richard F. Connell, filed herewith.

10.12l Termination Agreement with Richard F. Connell, dated August 8, 2000 (incorporated by reference herein to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.12m Termination agreement with Sharon R. Cooper, dated May 3, 2001 (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-8641).

*10.12n Termination agreement with Richard W. Berstein, dated November 5, 2002, filed herewith.

10.13 Form of Note Purchase Agreement dated as of August 1, 1994 with respect to Selective Insurance Group, Inc. 8.77% Senior Notes due August 1, 2005 (incorporated by reference herein to Exhibit 99.2 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-30833).

10.14 Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-8641).

10.14a Amendment, dated June 30, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

10.14a1 Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.14a2 Amendment, dated June 30, 2000, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-8641).

10.14a3 Amendment, dated June 29, 2001, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.15 Commercial Loan Note of $25,000,000 Line of Credit with First Union National Bank as of October 22, 1999, (incorporated by reference herein to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.15a Fifth amendment, dated June 28, 2002, effective through June 27, 2003, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-8641).

*11         Computation of earnings per share, filed herewith.

*13 Page 20 of the Company's 2002 Annual Report to Shareholders incorporated by reference into this Form 10-K, filed herewith.

*21         Subsidiaries of Selective Insurance Group, Inc., filed herewith.

*23         Consent of Independent Auditors, filed herewith.

*99.1       Certification of Chief Executive Officer in accordance with
            Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*99.2       Certification of Chief Financial Officer in accordance with
            Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.