Form 10-Q
period 2003-03-31
SELECTIVE INSURANCE GROUP INC
filed 2003-05-14
CIK 230557

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    ---------------------

Commission file number:  0-8641

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                         22-2168890
--------------------------------------------           -------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
       incorporation or organization)

              40 Wantage Avenue
           Branchville, New Jersey                                     07890
--------------------------------------------            -------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                  973-948-3000
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)

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

Common stock, par value $2 per share, outstanding as of April 30, 2003:
26,890,757

                         SELECTIVE INSURANCE GROUP, INC

                           Consolidated Balance Sheets

                                                                                  Unaudited
                                                                                   March 31,        December 31,
(in thousands, except share amounts)                                                 2003               2002
------------------------------------                                                 ----               ----
ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $97,715 - 2003; $114,785 - 2002)                               $    92,730         109,318
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,730,925 - 2003; $1,671,347 - 2002)                        1,837,089       1,772,061
Equity securities, available-for-sale - at fair value
     (cost of:  $133,682 - 2003; $120,036 - 2002)                                     203,192         196,913
Short-term investments - (at cost which approximates fair value)                       22,679          24,700
Other investments                                                                      23,776          23,559
                                                                                  -----------       ---------
     Total investments                                                              2,179,466       2,126,551
Cash                                                                                    2,810           2,228
Interest and dividends due or accrued                                                  21,333          22,689
Premiums receivables, net of allowance for uncollectible accounts of:
     $2,814 - 2003 and 2002                                                           407,271         353,935
Other trade receivables, net of allowance for uncollectible accounts of:
     $1,030 - 2003; $867 - 2002                                                        22,086          19,769
Reinsurance recoverable on paid losses and loss expenses                                7,957           7,272
Reinsurance recoverable on unpaid losses and loss expenses                            165,850         160,374
Prepaid reinsurance premiums                                                           46,259          46,141
Deferred federal income tax                                                            10,110           8,707
Real estate, furniture, equipment, and software development - at cost, net of
     accumulated depreciation and amortization                                         52,759          52,424
Deferred policy acquisition costs                                                     159,399         148,158
Goodwill                                                                               42,808          42,808
Other assets                                                                           34,484          38,791
                                                                                  -----------       ---------
     Total assets                                                                 $ 3,152,592       3,029,847
                                                                                  ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Reserve for losses                                                                $ 1,280,051       1,232,322
Reserve for loss expenses                                                             173,678         171,103
Unearned premiums                                                                     613,615         557,141
Senior convertible notes                                                              115,937         115,937
Notes payable                                                                         145,500         145,500
Current federal income tax                                                              2,495           2,565
Other liabilities                                                                     164,428         153,177
                                                                                  -----------       ---------
     Total liabilities                                                              2,495,704       2,377,745
                                                                                  -----------       ---------
STOCKHOLDERS' EQUITY:

Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 41,142,520 - 2003; 40,780,950 - 2002                                      82,285          81,562
Additional paid-in capital                                                            102,698          95,435
Retained earnings                                                                     566,581         562,553
Accumulated other comprehensive income                                                114,188         115,434
Treasury stock - at cost (shares: 14,246,988 - 2003; 14,185,020 - 2002)              (196,737)       (195,295)
Unearned stock compensation and notes receivable from stock sales                     (12,127)         (7,587)
                                                                                  -----------       ---------
     Total stockholders' equity                                                       656,888         652,102
                                                                                  -----------       ---------
     Total liabilities and stockholders' equity                                   $ 3,152,592       3,029,847
                                                                                  ===========       =========



See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                                 Unaudited
                                                                          Quarter ended March 31,
(in thousands, except per share amounts)                                    2003            2002
----------------------------------------                                    ----            ----
Revenues:
Net premiums written                                                      $ 323,403       281,445
Net (increase) in unearned premiums and prepaid reinsurance premiums        (56,356)      (47,150)
                                                                          ---------       -------
Net premiums earned                                                         267,047       234,295
Net investment income earned                                                 27,343        24,504
Net realized gains                                                            3,975           109
Diversified insurance services revenue                                       21,338        18,833
Other income                                                                    782           799
                                                                          ---------       -------
   Total revenues                                                           320,485       278,540
                                                                          ---------       -------
Expenses:

Losses incurred                                                             170,728       146,505
Loss expenses incurred                                                       28,374        24,372
Policy acquisition costs                                                     84,549        70,694
Dividends to policyholders                                                    1,555         1,921
Interest expense                                                              4,539         3,505
Diversified insurance services expenses                                      19,471        17,439
Other expenses                                                                1,909         2,426
                                                                          ---------       -------
   Total expenses                                                           311,125       266,862
                                                                          ---------       -------
Income from continuing operations, before federal income tax                  9,360        11,678
                                                                          ---------       -------
Federal income tax expense (benefit):

Current                                                                       1,780         5,489
Deferred                                                                       (458)       (4,110)
                                                                          ---------       -------
   Total federal income tax expense                                           1,322         1,379
                                                                          ---------       -------
Discontinued operations, net of tax                                            --               2
                                                                          ---------       -------
Net income                                                                $   8,038        10,301
                                                                          =========       =======
Earnings per share:

   Basic net income from continuing operations                            $    0.31          0.41
   Basic net income from discontinued operations                               --            --
                                                                          ---------       -------
   Basic net income                                                            0.31          0.41
                                                                          =========       =======
   Diluted net income from continuing operations                          $    0.29          0.39
   Diluted net income from discontinued operations                             --            --
                                                                          ---------       -------
   Diluted net income                                                          0.29          0.39
                                                                          =========       =======
Dividends to stockholders                                                 $    0.15          0.15







See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                                   Unaudited
                                                                            Quarter ended March 31,
                                                               ----------------------------------------------------------

 (in thousands, except per share amounts)                                    2003                           2002
 ----------------------------------------                      ----------------------------        ----------------------
Common stock:
   Beginning of year                                           $     81,562                        79,177
   Dividend reinvestment plan
     (shares:  12,251-2003; 12,687-2002)                                 24                            25
   Convertible subordinated debentures
     (shares:  7,768-2003; 4,095-2002)                                   16                             8
   Stock purchase and compensation plans
     (shares: 341,551-2003; 310,175-2002)                               683                           621
                                                               ------------                       -------
   End of period                                                     82,285                        79,831
                                                               ------------                       -------
Additional paid-in capital:

   Beginning of year                                                 95,435                        77,126
   Dividend reinvestment plan                                           263                           265
   Convertible subordinated debentures                                   39                            21
   Stock purchase and compensation plans                              6,961                         6,577
                                                               ------------                       -------
   End of period                                                    102,698                        83,989
                                                               ------------                       -------
Retained earnings:

   Beginning of year                                                562,553                       536,188
   Net income                                                         8,038          8,038         10,301         10,301
   Cash dividends to stockholders ($0.15 per share)                  (4,010)                       (3,848)
                                                               ------------                       -------
   End of period                                                    566,581                       542,641
                                                               ------------                       -------
Accumulated other comprehensive income:

   Beginning of year                                                115,434                        98,037
   Other comprehensive (loss) - decrease in net
    unrealized gains, on available-for-sale securities, net
    of deferred income tax effect                                    (1,246)        (1,246)        (6,021)        (6,021)
                                                               ------------         ------        -------         ------
   End of period                                                    114,188                        92,016
                                                               ------------                       -------
               Comprehensive income                                                  6,792                         4,280
                                                                                     =====                         =====

Treasury stock:

   Beginning of year                                               (195,295)                     (192,284)
   Acquisition of treasury stock
     (shares: 61,968-2003; 71,975-2002)                              (1,442)                       (1,509)
                                                               ------------                       -------
   End of period                                                   (196,737)                     (193,793)
                                                               ------------                       -------
Unearned stock compensation and notes receivable
   from stock sales:

   Beginning of year                                                 (7,587)                       (7,084)
   Unearned stock compensation                                       (5,488)                       (5,175)
   Amortization of deferred compensation expense and
     amounts received on notes                                          948                         1,387
                                                               ------------                       -------
   End of period                                                    (12,127)                      (10,872)
                                                               ------------                       -------
Total stockholders' equity                                     $    656,888                       593,812
                                                               ============                       =======


The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                        Unaudited
(in thousands)                                                                                   Quarter ended March 31,
                                                                                                   2003           2002
                                                                                                   ----           ----
OPERATING ACTIVITIES
Net income                                                                                      $   8,038        10,301
                                                                                                ---------        ------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                                    44,828        33,502
Increase in unearned premiums, net of prepaid reinsurance premiums                                 56,357        47,150
Decrease (increase) in net federal income tax recoverable                                            (800)        1,260
Depreciation and amortization                                                                       2,236         2,341
Amortization of deferred compensation                                                                 920         1,280
Increase in premiums receivables                                                                  (53,336)      (46,176)
Increase in other trade receivables                                                                (2,317)         (529)
Increase in deferred policy acquisition costs                                                     (11,241)      (11,727)
Decrease in interest and dividends due or accrued                                                   1,356         2,087
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses                      (685)        3,887
Net realized (gains)                                                                               (3,975)         (109)
Other- net                                                                                           (401)       (5,260)
                                                                                                ---------        ------
Net adjustments                                                                                    32,942        27,706
                                                                                                ---------        ------
Net cash provided by operating activities                                                          40,980        38,007
                                                                                                ---------        ------
INVESTING ACTIVITIES

Purchase of debt securities, available-for-sale                                                  (174,666)     (171,454)
Purchase of equity securities, available-for-sale                                                 (14,534)         (238)
Purchase of other investments                                                                        (220)         (548)
Purchase and adjustments of subsidiaries acquired, (net of cash equivalents acquired of $48            --        (2,624)
in 2002)
Sale of debt securities, available-for-sale                                                        70,037       105,729
Redemption and maturities of debt securities, held-to-maturity                                     16,631        16,333
Redemption and maturities of debt securities, available-for-sale                                   48,251        17,335
Sale of equity securities, available-for-sale                                                       1,499         8,662
Proceeds from other investments                                                                         3             3
Increase (decrease) in net payable for security transactions                                       15,943        (6,862)
Net additions to real estate, furniture, equipment and software development                        (2,382)       (4,050)
                                                                                                ---------        ------
Net cash used in investing activities                                                             (39,438)      (37,714)
                                                                                                ---------        ------
FINANCING ACTIVITIES

Dividends to stockholders                                                                          (4,010)       (3,848)
Acquisition of treasury stock                                                                      (1,442)       (1,509)
Net proceeds from dividend reinvestment plan                                                          287           290
Net proceeds from stock purchase and compensation plans                                             2,156         2,023
Proceeds received on notes receivable from stock sales                                                 28           107
                                                                                                ---------        ------
Net cash used in financing activities                                                              (2,981)       (2,937)
                                                                                                ---------        ------
Net decrease in short-term investments and cash                                                    (1,439)       (2,644)
Short-term investments and cash at beginning of year                                               26,928        26,450
                                                                                                ---------        ------
Short-term investments and cash at end of period                                                $  25,489        23,806
                                                                                                =========        ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:

Interest                                                                                        $   4,832         2,534
Federal income tax                                                                                  2,000            --

Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                      55            29
Unearned stock compensation                                                                         5,488         5,175


See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.    RECLASSIFICATIONS

      Certain amounts in the Company's prior year unaudited interim consolidated financial statements have been reclassified to conform to 2003 presentation. Such reclassification had no effect on our net income or stockholders' equity.

3.    DISCONTINUED OPERATIONS

      In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA). During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA for proceeds of $16.3 million at a net gain of $0.5 million.

                                             UNAUDITED,
                                       QUARTER ENDED MARCH 31,
(in thousands)                           2003        2002
--------------                           ----        ----

Net revenue                               $--       4,456
Pre-tax income                             --           7
After-tax income                          $--           2

4.    SEGMENT INFORMATION

      The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, which is at the same level of disaggregation as that reviewed by senior management: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services. Insurance Operations are evaluated based on accounting principles generally accepted in the United States of America (GAAP) underwriting results. Investments are evaluated based on after-tax investment returns, and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP. The Company does not aggregate any of its operating segments.

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

      Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $6.3 million for First Quarter 2003, compared with $15.2 million for First Quarter 2002. These transactions were eliminated in all consolidated statements.

      In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income
(loss) for the individual segments:

                                                                             UNAUDITED,
                                                                       QUARTER ENDED MARCH 31,
REVENUE BY SEGMENT
                                                                         2003          2002
                                                                         ----          ----
(in thousands)
INSURANCE OPERATIONS:
Commercial lines net premiums earned                                    $215,625     185,038
Personal lines net premiums earned                                        51,422      49,257
Miscellaneous income                                                         692         770
                                                                        --------     -------
Total insurance operations revenues                                      267,739     235,065
                                                                        --------     -------
INVESTMENTS:

Net investment income                                                     27,343      24,504
Net realized gains on investments                                          3,975         109
                                                                        --------     -------
Total investment revenues                                                 31,318      24,613
                                                                        --------     -------
DIVERSIFIED INSURANCE SERVICES:

Diversified insurance services revenues, from continuing operations       21,338      18,833
                                                                        --------     -------
TOTAL ALL SEGMENTS                                                       320,395     278,511
                                                                        --------     -------
Other income                                                                  90          29
                                                                        --------     -------
TOTAL REVENUES FROM CONTINUING OPERATIONS                               $320,485     278,540
                                                                        ========     =======






                                                                       UNAUDITED,
INCOME (LOSS), BEFORE FEDERAL INCOME TAX BY SEGMENT              QUARTER ENDED MARCH 31,
                                                                   2003          2002
                                                                   ----          ----
(in thousands)
INSURANCE OPERATIONS:
Commercial lines underwriting                                    $(14,207)      (3,865)
Personal lines underwriting                                        (3,786)      (5,177)
                                                                 --------       ------
Underwriting loss, before federal income tax                      (17,993)      (9,042)
                                                                 --------       ------
INVESTMENTS:

Net investment income                                              27,343       24,504
Net realized gains on investments                                   3,975          109
                                                                 --------       ------
Total investment income, before federal income tax                 31,318       24,613
                                                                 --------       ------
DIVERSIFIED INSURANCE SERVICES:

Income from continuing operations, before federal income tax        1,867        1,394
                                                                 --------       ------
TOTAL ALL SEGMENTS                                                 15,192       16,965
                                                                 --------       ------
Interest expense                                                   (4,539)      (3,505)
General corporate expenses                                         (1,293)      (1,782)
                                                                 --------       ------
INCOME FROM CONTINUING OPERATIONS, BEFORE FEDERAL INCOME TAX     $  9,360       11,678
                                                                 ========       ======

5.    REINSURANCE

      The following table is a listing of direct, assumed and ceded amounts by income statement caption:

                                                   UNAUDITED,
                                             QUARTER ENDED MARCH 31,
(in thousands)                                   2003          2002
--------------                                   ----          ----
      Premiums written:
      Direct                                 $ 352,823       306,633
      Assumed                                    5,938         5,656
      Ceded                                    (35,358)      (30,844)
                                             ---------      --------
      Net                                    $ 323,403       281,445
                                             ---------      --------
      Premiums earned:
      Direct                                 $ 296,794       259,579
      Assumed                                    5,493         4,664
      Ceded                                    (35,240)      (29,948)
                                             ---------      --------
      Net                                    $ 267,047       234,295
                                             ---------      --------
      Losses and loss expenses incurred:

      Direct                                 $ 209,418       180,870
      Assumed                                    5,032         3,530
      Ceded                                    (15,348)      (13,523)
                                             ---------      --------
      Net                                    $ 199,102       170,877
                                             ---------      --------

      Flood business, which we cede 100% to the National Flood Insurance Program, is included in the above amounts as follows:

                                                        UNAUDITED,
                                                  QUARTER ENDED MARCH 31,
(in thousands)                                     2003         2002

      Ceded premiums written                      $(13,558)     (11,564)
      Ceded premiums earned                        (13,572)     (10,477)
      Ceded losses and loss expenses incurred         (643)      (1,106)

      Additional increases in ceded written and earned premium is primarily related to the increase in reinsurance rates and subject premium for our major reinsurance treaties.

6.    COMPREHENSIVE INCOME

      The Company's comprehensive income for First Quarter 2003 and the corresponding period in the prior year are:

                                                                                 UNAUDITED,
                                                                           QUARTER ENDED MARCH 31,
      (in thousands)                                                          2003        2002
      --------------                                                          ----        ----

      Net income                                                           $ 8,038       10,301
      Other comprehensive (loss), decrease in net unrealized gains on
      available-for-sale securities, net of deferred income tax effect      (1,246)      (6,021)
                                                                           -------        ------
      Comprehensive income                                                 $ 6,792        4,280
                                                                           =======        =====

7.    CONCENTRATION OF CREDIT RISK

      Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $14.0 million as of

      March 31, 2003 and $15.1 million as of March 31, 2002. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of March 31, 2003 the maximum exposure to any one account for earned payroll is approximately $1.1 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

      HR outsourcing is also subject to geographic concentration. Approximately 43% of co-employer client payroll is within the state of Florida. Other east coast states, including Georgia, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Pennsylvania, New York, and Delaware, account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the HR outsourcing operations.

8.    STOCK-BASED COMPENSATION

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

      As of December 31, 2002, the Company adopted the FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 amends FAS 123 to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation.

      The Company has adopted the pro forma footnote disclosure-only provisions of FAS 123. Based on the fair value method consistent with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

                                                                                           UNAUDITED,
                                                                                     QUARTER ENDED MARCH 31,
      (in thousands, except per share amounts)                                          2003           2002
      ----------------------------------------                                          ----           ----
      Net income, as reported                                                      $   8,038         10,301
      Add:  Stock-based employee compensation reported in net income,
      net of related tax effect                                                          598            832
      Deduct:  Total stock-based employee compensation expense determined
      under fair value-based method for all awards, net of related tax effects        (1,612)        (1,798)
                                                                                   ---------          -----
      Pro forma net income                                                         $   7,024          9,335
                                                                                   =========          =====
      Net income per share:
      Basic - as reported                                                          $    0.31           0.41
      Basic - pro forma                                                                 0.27           0.38
      Diluted - as reported                                                             0.29           0.39
      Diluted - pro forma                                                               0.26           0.35

9.    COMMITMENTS

      Included in other investments is approximately $23.7 million of investments in limited partnerships as of March 31, 2003, and $23.5 million as of December 31, 2002. At March 31, 2003 the Company has an additional limited partnership investment commitment of up to $16.3 million. There is no certainty that any additional investment will be required.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report, including information incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology. These statements represent our expectations and we can give no assurance that such expectations will prove to be correct.

Factors that could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements, include, but are not limited to:

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

      -     our entry into new markets and businesses; and

      - other risks and uncertainties we identify in this report and other filings with the Securities and Exchange Commission.


We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. All of the forward-looking statements in this report are qualified by reference to the factors discussed under "Risk Factors" beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2002. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our results of operations, financial condition, liquidity and capital resources, off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments and critical accounting policies for the interim periods indicated.

RESULTS OF OPERATIONS

The following discussion is a comparison of the period ended March 31, 2003 (First Quarter 2003) to the period ended March 31, 2002 (First Quarter 2002).

Net income for First Quarter 2003 was $8.0 million, or $0.29 per diluted share, compared with $10.3 million, or $0.39 per diluted share, for First Quarter 2002. Operating income from continuing operations was $5.5 million, or $0.20 per diluted share, for First Quarter 2003 compared with $10.2 million, or $0.39 per diluted share, for First Quarter 2002. Operating income is used as an important financial measure by management, analysts and investors, because the realization of investment gains and losses in any given period is largely discretionary as to timing and could distort the analysis of trends; however it is not intended as a substitute for net income prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The following is a reconciliation of operating income from continuing operations to net income determined in accordance with GAAP:

                                                             Unaudited,
                                                         Quarter ended March 31,
(in thousands)                                            2003             2002
--------------                                            ----             ----
      Operating income from continuing operations        $5,454           10,228
      Capital gains, after-tax                            2,584               71
                                                         ------           ------
      Income from continuing operations, after-tax        8,038           10,299
      Income from discontinued operations, after-tax       --                  2
                                                         ------           ------
      Net income                                         $8,038           10,301
                                                         ======           ======

Net income and operating income were affected by catastrophe losses stemming from some of the worst winter storms to hit the East Coast in a decade. Catastrophe losses for First Quarter 2003, on an after-tax basis, were approximately $7.7 million, or $0.28 per diluted share, compared with $1.1 million or $0.04 per diluted share in First Quarter of 2002. Further impacting results were other non-catastrophe weather-related property losses of $1.7 million, after-tax, or $0.06 per diluted share for the quarter. Other non-catastrophe weather-related property losses had an immaterial impact on First Quarter 2002 results.

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations is evaluated based on underwriting results determined in accordance with GAAP; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our consolidated financial statements on pages 43 through 47 of our 2002 Annual Report to Shareholders (incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002) and the discussion on page 18 of this report on Form 10-Q.

See Note 4 to the March 31, 2003 unaudited interim consolidated financial statements on page 7 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

Insurance Operations Segment


                                               Unaudited,
ALL LINES                               Quarter ended March 31,
(in thousands)                            2003           2002
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                   $ 323,403        281,445
                                       ---------         ------
Net premiums earned                      267,047        234,295
Losses and loss expenses incurred        199,102        170,877
Net underwriting expenses incurred        84,383         70,539
Dividends to policyholders                 1,555          1,921
                                       ---------         ------
Underwriting loss                      $ (17,993)        (9,042)
                                       =========         ======
GAAP RATIOS:
Loss and loss expense ratio                 74.6%          72.9
Underwriting expense ratio                  31.5%          30.2
Dividends to policyholders ratio             0.6%           0.8
                                       ---------         ------
Combined ratio                             106.7%         103.9
                                       =========         ======

Net premiums written for First Quarter 2003 increased approximately $42.0 million, or 15%, to $323.4 million. Included in this increase is $62.9 million in net new business, compared with $71.6 million in net new business for the same period one year ago. Net premiums written for commercial lines increased 16% compared with First Quarter 2002, driven by renewal premium increases that averaged 15% (including estimated exposure growth of five points) during First Quarter 2003. Personal lines net premiums written were up 8% for First Quarter 2003, compared with a decrease of 2% for First Quarter 2002. As of the end of First Quarter 2003, commercial lines net premiums written represented approximately 83% of our total insurance underwriting business. This mix reflects our ongoing strategy to focus on commercial lines as our core operation, while establishing a smaller, but profitable personal lines segment.

Our overall combined ratio for First Quarter 2003 was 106.7%, compared with a ratio of 103.9% for the same period last year. First Quarter 2003 included 3 catastrophic events, stemming from some of the worst winter storms to hit the East Coast in a decade, exposing Selective to approximately 650 claims. For First Quarter 2003, these storms added $11.9 million to losses incurred and 4.4 points to the combined ratio, compared with only $1.7 million and 0.7 points, respectively, in First Quarter 2002.

Commercial Lines Underwriting

                                               Unaudited,
COMMERCIAL LINES                        Quarter ended March 31,
(in thousands)                            2003           2002
--------------                            ----           ----
GAAP INSURANCE OPERATION RESULTS
Net premiums written                   $ 269,754        231,914
                                       =========         ======
Net premiums earned                      215,625        185,038
Losses and loss expenses incurred        160,193        131,697
Net underwriting expenses incurred        68,084         55,285
Dividends to policyholders                 1,555          1,921
                                       ---------         ------
Underwriting loss                      $ (14,207)        (3,865)
                                       =========         ======
GAAP RATIOS:
Loss and loss expense ratio                 74.3%          71.2
Underwriting expense ratio                  31.6%          29.9
Dividends to policyholders ratio             0.7%           1.0
                                       ---------         ------
Combined ratio                             106.6%         102.1
                                       =========         ======


Commercial Lines net premiums written increased $37.8 million, or 16%, to $269.8 million for First Quarter 2003 compared with $231.9 million for First Quarter 2002. Net premiums written included approximately $54.8 million in net new business for First Quarter 2003, compared with $67.0 million for the same period one year ago. Renewal price increases continued their upward trend, reaching 15% for First Quarter 2003. Importantly, retention at point of renewal moved higher to 86% for First Quarter 2003, compared with 85% at First Quarter 2002.

For First Quarter 2003, the Commercial Lines combined ratio increased 4.5 points to 106.6% when compared with 102.1% for the same period one year ago. The higher combined ratio reflects 4.8 points of catastrophe losses compared with 0.6 points for the same period last year.

Also contributing to the increase is a higher underwriting expense ratio of 31.6% for First Quarter 2003, compared with 29.9% for First Quarter 2002. This increase is attributable to a changed deferred acquisition cost amortization estimate that management believes better matches underwriting expenses with earned premium by quarter. The change in estimate will have no impact for the full year. The Commercial Lines underwriting expense ratio was 31.6% for the full year of 2002.

We experienced improvements in underwriting results, as measured by our statutory combined ratio, in all our major casualty lines during the quarter, particularly in our commercial automobile statutory combined ratio that was 90.2% for First Quarter 2003, compared with 99.8% at First Quarter 2002 and our general liability statutory combined ratio that was 94.7% for the quarter, compared with 102.2% for the same period last year. These improvements were due to price increases and underwriting improvements.

Our workers' compensation statutory combined ratio improved to 106.7% for First Quarter 2003, compared with 108.0% for First Quarter 2002. We believe our account-based underwriting strategy enhances our position with this challenging line. Workers' compensation is neither a mono-line, nor a targeted growth line for Selective, but rather an important piece of our offering to agents and their customers who want an entire package of protection from Selective. Less than 5% of our workers' compensation business is unsupported. Our underwriting is focused on low-to-medium hazards, with close to 60% of this business in the two lowest hazard groups, as defined by the National Council of Compensation Insurers, and less than one percent in the highest hazard group.

Clearly, one of the most challenging components of this line is price, particularly with ongoing medical inflation, which has led to increasing loss trends. We have focused our efforts on increasing price through managed care credit reductions, shifting business to higher pricing tiers and limiting the use of dividend plans. At the same time, we have taken full advantage of all rate opportunities. As a result of these initiatives, over the last three years our workers' compensation pricing increased about 48%, while policy count has declined from 9% of total commercial policy count, to 8% as of First Quarter 2003. In the First Quarter 2003, we received an average price increase of 14%, including 17% in New Jersey, our largest workers' compensation market. These price increases exceeded loss trends by 7.0 points.

Personal Lines Underwriting

                                             Unaudited,
PERSONAL LINES                         Quarter ended March 31,
(IN THOUSANDS)                           2003           2002
--------------                           ----           ----
GAAP INSURANCE OPERATION RESULTS
Net premiums written                   $ 53,649        49,531
                                       ========        ======
Net premiums earned                      51,422        49,257
Losses and loss expenses incurred        38,909        39,180
Net underwriting expenses incurred       16,299        15,254
                                       --------        ------
Underwriting loss                      $ (3,786)       (5,177)
                                       ========        ======
GAAP RATIOS:
Loss and loss expense ratio                75.7%         79.5
Underwriting expense ratio                 31.7%         31.0
                                       --------        ------
Combined ratio                            107.4%        110.5
                                       ========        ======

Personal Lines Underwriting net premiums written, for the 10 states where we write personal lines, increased $4.1 million, or 8%, for First Quarter 2003 when compared with the same period in 2002. The Personal Lines combined ratio was 107.4% for First Quarter 2003, including 3.1 points of catastrophe losses, down
3.1 points from First Quarter 2002, which was 110.5% and contained 1.1 points of catastrophe losses. Our homeowners line of business experienced a statutory combined ratio of 122.6% for First Quarter 2003, compared with 114.8% in First Quarter 2002. First Quarter 2003 included 20.2 points from catastrophe losses, compared with 7.6 points for the same period last year. However, our personal automobile line of business improved 7.2 points, to a statutory combined ratio of 104.2% in the First Quarter 2003, compared with 111.4% in First Quarter 2002. This line was not significantly impacted by catastrophe losses in either period. The improvement reflects the significant price increases in all our operating territories, along with tightened underwriting guidelines.

New Jersey personal automobile had a statutory combined ratio of 102.2% for the quarter, down 6.5 points over the same period last year. Also during First Quarter 2003, the average premium per vehicle in New Jersey increased 11% over First Quarter 2002. This is largely due to the three premium increases we've achieved in the last 15 months. In addition, the number of insured vehicles has declined to about 110,000 for First Quarter 2003, from 118,000 at First Quarter 2002. As a result of our ongoing diversification efforts, New Jersey automobile now represents 10% of company-wide premium volume, down from 11% in First Quarter 2002. As we continue to earn higher premiums from price and tier changes, we expect ongoing improvements in this line.

Although we have seen substantial improvement in our New Jersey personal automobile results, they are still unprofitable. In addition, the political environment surrounding New Jersey personal automobile continues to be a challenge, with positive reform efforts as well as negative resistance to the verbal threshold being discussed in the State Assembly. At this time, it remains uncertain what, if any, changes may occur and what impact they may have on the Company's results.

New Jersey homeowners had a statutory combined ratio of 120.6% in the First Quarter 2003, compared with a 100.8% in First Quarter 2002. We experienced 30.5 points from catastrophe losses in the quarter, compared with 6.7 points for First Quarter 2002. We are continuing efforts to control our exposure in New York due to the high cost of required participation in the involuntary personal automobile insurance market. Our personal automobile statutory combined ratio in New York was 149.8% for First Quarter 2003, compared with 147.7% for First Quarter 2002. At the end of the First Quarter 2003, the number of insured vehicles in New York was approximately 10,500, a 4% drop from year-end 2002.

In our eight other personal lines states, net premiums written increased 18% for First Quarter 2003 to $14.0 million, compared with $11.8 million for the same period last year, reflecting price increases, tier changes and other underwriting actions designed to improve results. For First Quarter 2003, the personal lines statutory combined ratio for these eight states improved almost 6 points, to 106.2%, compared with 111.8% for this period last year. Two years of price and tier changes for these eight states continue to favorably impact net premiums earned. We expect this upward, positive trend to continue with total increases of 7% for automobile and 10% for homeowners in 2003, as personal lines prices continue to push upward, industry-wide.

Investments Segment

Although lower interest rates continue to put pressure on investment returns, we still generated a 7% increase in after-tax investment income to $19.8 million for First Quarter 2003, up from $18.5 million for First Quarter 2002. The increase reflects an increased asset base as our overall investment portfolio reached $2.2 billion. The after-tax portfolio yield is 3.7%, compared with 4.1% for the same period last year, reflecting downward pressure from maturing bonds that are being replaced by bonds with lower interest rates.

We continue to maintain a conservative, diversified investment portfolio, with our bond holdings representing 89% of invested assets. Approximately 60% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with only 1% of the portfolio rated below investment grade.

The Company regularly reviews its investment portfolio for declines in value, focusing attention on securities whose market value is less than 85% of their cost/amortized cost at the time of review. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment, generally will not lead to a write-down. If our judgment about an individual security changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position of future periods. In evaluating potential impairment of debt securities we evaluate certain factors, including but not limited to the following:

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

In evaluating potential impairment of equity securities, we evaluate certain factors, including but not limited to the following:

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

      - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

      -     Any rating agency announcements.

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made. There were no impairment charges recorded during First Quarter 2003, while First Quarter 2002 had $6.5 million. These securities were written down due to heightened credit risk that was security specific and would not impact other securities held.

The Company realized gains and losses from the sale of available-for-sale debt and equity securities during First Quarter 2003 and First Quarter 2002. The following table presents the period of time that debt securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale. Equity securities sold during these periods were not in a continuous unrealized loss position prior to sale:

                                                      Unaudited,
                                              Quarter ended March 31,
(in millions)                               2003                            2002
                                    Fair                            Fair
Period of time in an              Value on        Realized        Value on        Realized
unrealized loss position          Sale Date         Loss          Sale Date         Loss
------------------------          ---------         ----          ---------         ----
Debt securities:
0 - 6 months                     $  --              --              --              --
7 - 12 months                       --              --             6.7             0.3
Greater than 12 months             5.0              --              --              --
                                 -----              --             ---             ---
Total debt securities            $ 5.0              --             6.7             0.3
                                 =====              ==             ===             ===

These securities were sold despite the fact that they were in a loss position due to heightened credit risk of the individual security sold, or the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions.

UNREALIZED LOSSES

The following table summarizes, for all available-for-sale securities in an unrealized loss position at March 31, 2003 and December 31, 2002, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

                                    Unaudited
(in millions)                    March 31, 2003              December 31, 2002
-------------                 ---------------------        ---------------------
                                           Gross                       Gross
Period of time in unrealized   Fair      Unrealized          Fair    Unrealized
loss position                  Value        Loss            Value       Loss
-------------                  -----        ----            -----       ----
Debt securities:
0 - 6 months                  $104.6           0.7         110.8           3.3
7 - 12 months                   20.5           1.8          12.9           0.3
Greater than 12 months          13.4           3.0          19.8           3.0
                              ------          ----         -----          ----
Total debt securities          138.5           5.5         143.5           6.6
                              ------          ----         -----          ----

Equities:
0 - 6 months                     7.7           0.3          15.6           2.3
7 - 12 months                   25.4           7.3          15.9           3.2
Greater than 12 months           7.7           3.0           8.3           2.4
                              ------          ----         -----          ----
Total equities                  40.8          10.6          39.8           7.9
                              ------          ----         -----          ----
Total                         $179.3          16.1         183.3          14.5
                              ======          ====         =====          ====

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at March 31, 2003 by maturity:

                                                Amortized       Fair
(in millions)                                     Cost          Value
One year or less                                 $ 17.3          16.5
Due after one year through five years              18.6          18.2
Due after five years through ten years             63.2          60.4
Due after ten years through fifteen years          44.9          43.4
Due after fifteen years                              --            --
                                                 ------         -----
Total                                            $144.0         138.5
                                                 ======         =====

At March 31, 2003 our investment portfolio included non-investment grade securities with an amortized cost of $21.1 million, or less than 1% of the portfolio, and a fair value of $20.5 million. At December 31, 2002, non-investment grade securities in our investment portfolio also represented less than 1% of the portfolio, with an amortized cost of $14.7 million and a fair value of $13.3 million. The unrealized loss on these securities represented 7% of our total unrealized loss at March 31, 2003, and 10% at December 31, 2002. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company did not have a material investment in non-traded securities in First Quarter 2003 or First Quarter 2002.

The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At March 31, 2003, 19% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, only one of which was in an unrealized loss position, compared with 11% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated security at "Baa2" and the average Standard and Poor's rating is "A", with the lowest rated security at "BB-".

Diversified Insurance Services Segment

                                                        Unaudited,
                                                  Quarter ended March 31,
(IN THOUSANDS)                                     2003             2002
--------------                                     ----             ----
MANAGED CARE
Net revenue                                      $ 5,629           5,316
Pre-tax profit                                       950             816
FLOOD INSURANCE
Net revenue                                        4,604           3,961
Pre-tax profit                                       772             650
HUMAN RESOURCE ADMINISTRATION OUTSOURCING
Net revenue                                       10,651           9,104
Pre-tax profit (loss)                                 75            (225)
OTHER
Net revenue                                          454             452
Pre-tax profit                                        70             153
TOTAL
Net revenue                                       21,338          18,833
Pre-tax profit                                     1,867           1,394
After tax profit                                   1,301             943
Return on net revenue                                6.1%            5.0

Revenue from continuing Diversified Insurance Services businesses for First Quarter 2003 was $21.3 million, up 13% over First Quarter 2002, and our return on revenue from continuing Diversified Insurance Services businesses was 6.1% for First Quarter 2003, compared with 5.0% for First Quarter 2002. We posted net income from continuing operations of $1.3 million for First Quarter 2003, compared with $0.9 million for First Quarter 2002.

Managed Care

Our medical provider network has expanded to 84,122 locations as of First Quarter 2003 from 77,675 locations as of First Quarter 2002. Network and client expansion as well as pricing initiatives have resulted in an increase in managed care revenues of 6% to $5.6 million for First Quarter 2003 compared with $5.3 million for First Quarter 2002. This growth, combined with pricing initiatives, has also resulted in an increase of pre-tax profit of 16% to $1.0 million in First Quarter 2003 compared with $0.8 million for First Quarter 2002.

Flood Insurance

First Quarter 2003 premium growth of 17%, compared with First Quarter 2002, resulted in increased servicing fees of $4.6 million compared with $4.0 million in First Quarter 2002. The premium growth also increased pre-tax profit 19%, to $0.8 million, compared with $0.7 million in First Quarter 2002. Growth in new flood business was due, in part, to enhanced marketing efforts with our personal lines operation. We received book rollovers with approximately $0.8 million in premium during the quarter, bringing total flood premium serviced to $55.3 million. More than 6,000 flood agents are now selling for us countrywide.

Human Resource Administration Outsourcing (HR outsourcing)

HR outsourcing's pricing and cost reduction initiatives that were implemented during 2002 resulted in an increase in revenue of 17%, to $10.7 million, in First Quarter 2003 compared with $9.1 million of revenue for First Quarter 2002. These initiatives have also translated into pre-tax profit of $0.1 million in First Quarter 2003 compared with a pre-tax loss of $0.2 million in First Quarter 2002.

Following significant pricing and underwriting enhancements over the last 18 months, this operation is once again profitable. For First Quarter 2003, workers' compensation fees increased 10%, while client administration fees were up 7%. HR outsourcing ended the quarter with 18,735 worksite lives - on track with our tightened underwriting and pricing initiatives. About 42 agents added 2,200 worksite lives this quarter.

Federal Income Taxes

Total federal income tax expense remained constant at $1.3 million for First Quarter 2003, when compared with First Quarter 2002. The tax benefit from larger underwriting losses was offset by higher taxes on investment income due to a higher proportion of taxable bonds. The overall effective tax rate for First Quarter 2003 was 14% compared with 12% for First Quarter 2002. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-exempt investment income.

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

Based upon the 2002 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2003 ordinary dividends in the aggregate amount of $51.1 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our consolidated financial statements on pages 54 and 55 of our Annual Report on Form 10-K for the year ended December 31, 2002. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 74 consecutive years and currently plans to continue to pay quarterly cash dividends.

The Parent's cash requirements include principal and interest payments on the various senior notes and subordinated debentures, dividends to stockholders and general operating expenses, as well as the cost of shares of common stock repurchased under our common stock repurchase program, which commenced in 1996 and will terminate effective May 31, 2003. As of March 31, 2003, the Parent had repurchased under the program a total of 7.3 million shares at a total cost of approximately $140.5 million. The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income. For First Quarter 2003, cash provided by operating activities was $41.0 million compared with $38.0 million for First Quarter 2002. The Parent also has available $50.0 million of unused credit lines.

Total assets increased 4%, or $122.7 million, at March 31, 2003 from December 31, 2002. The increase was primarily due to: (i) an increase in investments of $52.9 million primarily due to $41.0 million of operating cash flows, and $15.0 million of bonds purchased in late March that did not settle until April and
(ii) an increase in premiums receivable of $53.3 million and an increase in deferred policy acquisition costs of $11.2 million, both corresponding with the net premiums written growth for the period. These increases were offset by $4.0 million in dividends paid to stockholders.

Total liabilities increased 5%, or $118.0 million, at March 31, 2003 from December 31, 2002. Increased premium volume is primarily responsible for increases in unearned premium reserves of $56.5 million and $50.3 million in loss and loss expense reserves. Also affecting the increase in the loss and loss expense reserves are the weather-related catastrophe losses stemming from the winter storms that hit the East Coast in the First Quarter of 2003. Securities payable, classified within other liabilities, increased $15.0 million for the reason mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At March 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2002. We fully expect to have the capacity to repay and/or refinance these obligations as they come due.

We currently have available revolving lines of credit amounting to $50.0 million, under which no balances are outstanding as of either March 31, 2003 or December 31, 2002. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16 to our consolidated financial statements on page 64 of our Annual Report on Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

We have identified the policies described below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements on pages 43 through 47 of our Annual Report on Form 10-K for the year ended December 31, 2002. Note that our preparation of the unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our unaudited interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of March 31, 2003, the Company had accrued $1.5 billion of loss and loss expense reserves compared with $1.4 billion at December 31, 2002.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $523.5 million to $666.5 million at December 31, 2002. A range has not been established at March 31, 2003 because management believes it would not be meaningful. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $621.8 million at March 31, 2003 and $588.5 million at December 31, 2002. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at March 31, 2003, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

      Premium Revenue

Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized. It should be noted that when premium rates increase, the effect of those increases would not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM  4. CONTROL AND PROCEDURES

As of date within 90 days of the filing date of this report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date. Subsequent to the evaluation date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective's Annual Meeting of Stockholders was held on May 7, 2003. At the Annual Meeting, A. David Brown, William M. Kearns, Jr., S. Griffin McClellan III, John F. Rockart, Ph.D., and J. Brian Thebault, were elected as directors to serve for a term of three years, expiring at the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified. Votes cast for and withheld on the election of directors were as follows:

                                         Votes for         Votes withheld
                                         ---------         --------------
A. David Brown                          22,397,164             863,765
William M. Kearns, Jr.                  22,346,481             914,448
S. Griffin McClellan III                22,389,835             871,094
John F. Rockart, Ph.D.                  22,337,060             923,869
J. Brian Thebault                       22,373,231             887,698

There were no broker nonvotes on the election of directors. The directors whose terms of office continued after the Annual meeting are; Paul D. Bauer, William
A. Dolan, II, C. Edward Herder, CPCU, Joan M. Lamm-Tennant, Ph.D., Gregory E. Murphy and William M. Rue, CPCU.

The shareholder proposal concerning recommendations to the Board of Directors as to management compensation was not approved. Votes cast for and against the shareholder proposal, and the number of abstentions, were as follows:

                                         Votes for          Votes against         Abstentions
                                         3,495,177           17,086,494             293,153

There were 2,386,105 broker nonvotes on the shareholder proposal.

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

SELECTIVE INSURANCE GROUP, INC.
REGISTRANT


By: /s/ Gregory E. Murphy                                                       May 14, 2003
------------------------------------------------------------------------
Gregory E. Murphy

Chairman, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                                                        May 14, 2003
------------------------------------------------------------------------
Dale A. Thatcher

Executive Vice President of Finance, Chief Financial Officer and Treasurer


                                 CERTIFICATIONS

I, Gregory E. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Selective Insurance Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

 Date:  May 14, 2003             By: /s/ Gregory E. Murphy
                                 ----------------------------------------
                                 Gregory E. Murphy
                                 Chairman, President and Chief Executive Officer

I, Dale A. Thatcher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Selective Insurance Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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



 Date:  May 14, 2003                       By: /s/ Dale A. Thatcher
                                           -------------------------------------
                                           Dale A. Thatcher
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit No.

*11               Computation of Per Share Earnings, filed herewith.

*99.1             Certification of Chief Executive Officer in accordance with Section
                  906 of the Sarbanes-Oxley Act of 2002.

* 99.2            Certification of Chief Financial Officer in accordance with Section
                  906 of the Sarbanes-Oxley Act of 2002.

99.3              Note 1, 7 and 16 to consolidated financial statements of Selective
                  Insurance Group, Inc., December 31, 2002, 2001 and 2000 (incorporated by reference to Selective's Annual Report on Form 10-K for the year ended
                  December 31, 2002, commission file no. 0-8641).




----------
* Filed herewith