Form 10-Q
period 2003-06-30
SELECTIVE INSURANCE GROUP INC
filed 2003-08-12
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                   22-2168890
----------------------------------------       ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

           40 Wantage Avenue
        Branchville, New Jersey                               07890
---------------------------------------------       ----------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (973) 948-3000
                    ----------------------------------------
                         (Registrant's telephone number,
                              including area code)

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

Common stock, par value $2 per share, outstanding as of July 31, 2003:
27,004,834

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets

                                                                                           UNAUDITED
                                                                                            JUNE 30,     DECEMBER 31,
                (in thousands, except share amounts)                                          2003          2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
     (fair value: $92,592-2003; $114,785-2002)                                           $      87,895       109,318
Debt securities, available-for-sale - at fair value
     (amortized cost: $1,800,617-2003; $1,671,347-2002)                                      1,937,420     1,772,061
Equity securities, available-for-sale - at fair value
     (cost of: $143,583-2003; $ 120,036-2002)                                                  237,557       196,913
Short-term investments - (at cost which approximates fair value)                                23,508        24,700
Other investments                                                                               26,218        23,559
                                                                                         -------------    ----------
     Total investments                                                                       2,312,598     2,126,551
Cash                                                                                               568         2,228
Interest and dividends due or accrued                                                           22,531        22,689
Premiums receivables, net of allowance for uncollectible accounts of:
     $3,002-2003 and $2,814-2002                                                               433,365       353,935
Other trade receivables, net of allowance for uncollectible accounts of:
     $1,088-2003; $867-2002                                                                     21,162        19,769
Reinsurance recoverable on paid losses and loss expenses                                        10,443         7,272
Reinsurance recoverable on unpaid losses and loss expenses                                     163,163       160,374
Prepaid reinsurance premiums                                                                    48,397        46,141
Deferred federal income tax                                                                          -         8,707
Real estate, furniture, equipment, and software development-at cost, net of
     accumulated depreciation and amortization                                                  53,099        52,424
Deferred policy acquisition costs                                                              166,519       148,158
Goodwill                                                                                        43,571        42,808
Other assets                                                                                    32,784        38,791
                                                                                         -------------    ----------
     Total assets                                                                        $   3,308,200     3,029,847
                                                                                         =============    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                       $   1,299,838     1,232,322
Reserve for loss expenses                                                                      178,542       171,103
Unearned premiums                                                                              646,477       557,141
Senior convertible notes                                                                       115,937       115,937
Notes payable                                                                                  139,500       145,500
Current federal income tax                                                                       3,636         2,565
Deferred federal income tax                                                                     10,783             -
Other liabilities                                                                              201,489       153,177
                                                                                         -------------    ----------
     Total liabilities                                                                       2,596,202     2,377,745
                                                                                         -------------    ----------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 41,257,983-2003; 40,780,950-2002                                                   82,516        81,562
Additional paid-in capital                                                                     105,037        95,435
Retained earnings                                                                              582,306       562,553
Accumulated other comprehensive income                                                         150,005       115,434
Treasury stock - at cost (shares: 14,253,553-2003; 14,185,020-2002)                           (196,906)     (195,295)
Unearned stock compensation and notes receivable from stock sales                              (10,960)       (7,587)
                                                                                         -------------    ----------
     Total stockholders' equity                                                                711,998       652,102
                                                                                         -------------    ----------

     Total liabilities and stockholders' equity                                          $   3,308,200     3,029,847
                                                                                         =============    ==========

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                        UNAUDITED                         UNAUDITED
                                                                      QUARTER ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
          (in thousands, except per share amounts)                  2003           2002               2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
Net premiums written                                             $ 306,863        268,287          $ 630,266         549,732
Net (increase) in unearned premiums and prepaid
   reinsurance premiums                                            (30,724)       (23,789)           (87,080)        (70,939)
                                                                 ---------      ---------          ---------        --------
Net premiums earned                                                276,139        244,498            543,186         478,793
Net investment income earned                                        29,436         25,100             56,779          49,604
Net realized gains (losses)                                          3,369           (411)             7,344            (302)
Diversified insurance services revenue                              23,481         20,720             44,819          39,553
Other income                                                           662            940              1,444           1,739
                                                                 ---------      ---------          ---------        --------
   Total revenues                                                  333,087        290,847            653,572         569,387
                                                                 ---------      ---------          ---------        --------

Expenses:
Losses incurred                                                    158,997        153,289            329,725         299,794
Loss expenses incurred                                              30,744         25,811             59,118          50,183
Policy acquisition costs                                            87,731         74,734            172,280         145,428
Dividends to policyholders                                           1,383          1,406              2,938           3,327
Interest expense                                                     4,451          3,499              8,990           7,005
Diversified insurance services expenses                             20,801         19,121             40,273          36,560
Other expenses                                                       1,980          2,907              3,889           5,333
                                                                 ---------      ---------          ---------        --------
   Total expenses                                                  306,087        280,767            617,213         547,630
                                                                 ---------      ---------          ---------        --------

Income from continuing operations, before
   federal income tax                                               27,000         10,080             36,359          21,757
                                                                 ---------      ---------          ---------        --------

Federal income tax expense(benefit):
Current                                                              5,644           (328)             7,424           5,163
Deferred                                                             1,607          2,037              1,149          (2,073)
                                                                 ---------      ---------          ---------        --------
   Total federal income tax expense                                  7,251          1,709              8,573           3,090
                                                                 ---------      ---------          ---------        --------
Loss from discontinued operations, net of tax                            -           (712)                 -            (708)
Gain on disposition of discontinued operations, net of tax               -            586                  -             586
                                                                 ---------      ---------          ---------        --------
  Total discontinued operations, net of tax                              -           (126)                 -            (122)
                                                                 ---------      ---------          ---------        --------
Net income                                                       $  19,749          8,245          $  27,786          18,545
                                                                 =========      =========          =========        ========

Earnings per share:
 Basic net income from continuing operations                     $    0.76           0.33          $    1.07            0.75
 Basic net income from discontinued operations                           -             -                  -            (0.01)
                                                                 ---------      ---------          ---------        --------
 Basic net income                                                $    0.76           0.33          $    1.07            0.74
                                                                 =========      =========          =========        ========

 Diluted net income from continuing operations                   $    0.72           0.31          $    1.01            0.70
 Diluted net income from discontinued operations                         -              -                  -               -
                                                                 ---------      ---------          ---------        --------
 Diluted net income                                              $    0.72           0.31          $    1.01            0.70
                                                                 =========      =========          =========        ========

Dividends to stockholders                                        $    0.15           0.15          $    0.30            0.30

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                                         UNAUDITED
                                                                                 SIX MONTHS ENDED JUNE 30,
          (in thousands, except per share amounts)                         2003                             2002
--------------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                              $   81,562                         79,177
   Dividend reinvestment plan
    (shares: 23,545-2003; 23,052-2002)                                    47                             46
   Convertible subordinated debentures
    (shares: 16,522-2003; 18,219-2002)                                    33                             37
   Stock purchase and compensation plans
    (shares: 436,966-2003; 523,305-2002)                                 874                          1,047
                                                                  ----------                        -------
   End of period                                                      82,516                         80,307
                                                                  ----------                        -------
Additional paid-in capital:
   Beginning of year                                                  95,435                         77,126
   Dividend reinvestment plan                                            531                            525
   Convertible subordinated debentures                                    86                             92
   Stock purchase and compensation plans                               8,985                         10,966
                                                                  ----------                        -------
   End of period                                                     105,037                         88,709
                                                                  ----------                        -------
Retained earnings:
   Beginning of year                                                 562,553                        536,188
   Net income                                                         27,786          27,786         18,545         18,545
   Cash dividends to stockholders ($0.30 per share)                   (8,033)                        (7,707)
                                                                  ----------                        -------
   End of period                                                     582,306                        547,026
                                                                  ----------                        -------
Accumulated other comprehensive income:
   Beginning of year                                                 115,434                         98,037
   Other comprehensive income, increase
    in net unrealized gains on available-for-sale securities,
    net of deferred income tax effect                                 34,571          34,571          2,423          2,423
                                                                  ----------          ------        -------         ------
   End of period                                                     150,005                        100,460
                                                                  ----------                        -------
       Comprehensive income                                                           62,357                        20,968
                                                                                      ======                        ======
Treasury stock:
   Beginning of year                                                (195,295)                      (192,284)
   Acquisition of treasury stock
    (shares 68,533-2003; 96,200-2002)                                 (1,611)                        (2,221)
                                                                  ----------                        -------
   End of period                                                    (196,906)                      (194,505)
                                                                  ----------                        -------
Unearned stock compensation and notes receivable
   from stock sales:
   Beginning of year                                                  (7,587)                        (7,084)
   Unearned stock compensation                                        (5,436)                        (5,085)
   Amortization of deferred compensation expense and
   amounts received on notes                                           2,063                          2,426
                                                                  ----------                        -------
   End of period                                                     (10,960)                        (9,743)
                                                                  ----------                        -------
Total stockholders' equity                                        $  711,998                        612,254
                                                                  ==========                        =======

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                       UNAUDITED
                                                                                               SIX MONTHS ENDED JUNE 30,
                              (in thousands)                                                      2003           2002
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                     $    27,786        18,545
                                                                                               -----------     ---------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
   reinsurance recoverable on unpaid losses and loss expenses                                       72,166        48,910
Increase in unearned premiums, net of prepaid reinsurance premiums                                  87,080        70,938
Decrease (increase) in federal income tax recoverable                                                1,946        (1,919)
Depreciation and amortization                                                                        4,797         4,323
Amortization of deferred compensation                                                                2,035         2,319
Increase in premiums receivables                                                                   (79,430)      (65,257)
Increase in other trade receivables                                                                 (1,393)       (1,006)
Increase in deferred policy acquisition costs                                                      (18,361)      (19,904)
Decrease in interest and dividends due or accrued                                                      158           162
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses                     (3,171)        6,491
Net realized (gains) losses on investments                                                          (7,344)          302
Net realized (gain) on sale of subsidiary                                                                -          (901)
Increase in pension liability                                                                        3,104         1,652
Other, net                                                                                          10,934         7,782
                                                                                               -----------     ---------
Net adjustments                                                                                     72,521        53,892
                                                                                               -----------     ---------
Net cash provided by operating activities                                                          100,307        72,437
                                                                                               -----------     ---------
INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                   (315,275)     (324,718)
Purchase of equity securities, available-for-sale                                                  (24,589)       (2,678)
Purchase of other investments                                                                       (3,156)         (688)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of
  $1,127 in 2002)                                                                                     (763)       (3,139)
Sale of subsidiary (net of cash of $385)                                                                 -        15,421
Sale of debt securities, available-for-sale                                                        130,919       148,837
Redemption and maturities of debt securities, held-to-maturity                                      21,472        31,883
Redemption and maturities of debt securities, available-for-sale                                    61,284        39,417
Sale of equity securities, available-for-sale                                                        1,665        15,342
Proceeds from other investments                                                                        497             6
Increase in net payable for security transactions                                                   40,261           832
Net additions to real estate, furniture, equipment and software development                         (4,859)       (6,729)
                                                                                               -----------     ---------
Net cash used in investing activities                                                              (92,544)      (86,214)
                                                                                               -----------     ---------

FINANCING ACTIVITIES
Dividends to stockholders                                                                           (8,033)       (7,707)
Principal payment of notes payable                                                                  (6,000)            -
Acquisition of treasury stock                                                                       (1,611)       (2,221)
Net proceeds from dividend reinvestment plan                                                           578           571
Net proceeds from stock purchase and compensation plans                                              4,423         6,928
Proceeds received on notes receivable from stock sales                                                  28           107
                                                                                               -----------     ---------
Net cash used in financing activities                                                              (10,615)       (2,322)
                                                                                               -----------     ---------
Net decrease in short-term investments and cash                                                     (2,852)      (16,099)
Short-term investments and cash at beginning of year                                                26,928        26,450
                                                                                               -----------     ---------
Short-term investments and cash at end of period                                               $    24,076        10,351
                                                                                               ===========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION Cash paid during the period for:
Interest                                                                                       $     8,854         6,836
Federal income tax                                                                                   6,371         4,300
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                      117           127
Unearned stock compensation                                                                          5,436         5,085

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These interim consolidated financial statements cover the second quarters ended June 30, 2003 (Second Quarter 2003) and June 30, 2002 (Second Quarter 2002) and the six month periods ended June 30, 2003 (Six Months 2003) and June 30, 2002 (Six Months 2002). This document should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.       RECLASSIFICATIONS

         Certain amounts in the Company's prior year interim consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.       DISCONTINUED OPERATIONS

         In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc.
         (PDA). During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA for proceeds of $16.5 million at a net gain of $0.6 million. The amount of tax benefit included in loss from discontinued operations is $0.4 million for Second Quarter 2002 and Six Months 2002. The amount of tax expense for the Second Quarter 2002 and Six Months 2002 for the gain on disposition of discontinued operations is $0.4 million.

         Operating results from discontinued operations are as follows:

                                    UNAUDITED,              UNAUDITED,
                                  QUARTER ENDED             SIX MONTHS
                                     JUNE 30,             ENDED JUNE 30,
(in thousands)                  2003          2002      2003         2002
---------------------------------------------------------------------------
Net revenue                     $  -         3,729      $   -        8,186
Pre-tax loss                       -        (1,092)         -       (1,085)
After-tax loss                  $  -          (712)     $   -         (708)

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

         Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $6.8 million for Second Quarter 2003 and $13.1 million for Six Months 2003, compared with $5.0 million for Second Quarter 2002 and $20.2 million for Six Months 2002. These transactions were eliminated in all consolidated statements.

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

         The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income (loss) for the individual segments:


                                                                   UNAUDITED,                    UNAUDITED,
                                                                  QUARTER ENDED               SIX MONTHS ENDED
               REVENUE BY SEGMENT                                    JUNE 30,                      JUNE 30,
                 (in thousands)                                2003          2002           2003            2002
------------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                       $   223,722      195,192     $   439,347        380,230
Personal lines net premiums earned                              52,417       49,306         103,839         98,563
Miscellaneous income                                               646          653           1,338          1,423
                                                           ===========     ========     ===========       ========
Total insurance operations revenues                            276,785      245,151         544,524        480,216

INVESTMENTS:
Net investment income                                           29,436       25,100          56,779         49,604
Net realized gain (loss) on investments                          3,369         (411)          7,344           (302)
                                                           ===========     ========     ===========       ========
Total investment revenues                                       32,805       24,689          64,123         49,302

DIVERSIFIED INSURANCE SERVICES:
Diversified insurance services revenues, from
  continuing operations                                         23,481       20,720          44,819         39,553
                                                           -----------     --------     -----------       --------
TOTAL ALL SEGMENTS                                             333,071      290,560         653,466        569,071
                                                           ===========     ========     ===========       ========
Other income                                                        16          287             106            316
                                                           -----------     --------     -----------       --------

TOTAL REVENUES FROM CONTINUING OPERATIONS                  $   333,087      290,847     $   653,572        569,387
                                                           ===========     ========     ===========       ========

                                                                  UNAUDITED,                     UNAUDITED,
         INCOME (LOSS), BEFORE FEDERAL INCOME TAX                QUARTER ENDED                SIX MONTHS ENDED
                     BY SEGMENT                                     JUNE 30,                       JUNE 30,
                   (in thousands)                              2003          2002           2003            2002
------------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines underwriting                              $    (1,256)      (6,102)    $   (15,464)        (9,967)
Personal lines underwriting                                     (1,257)      (5,215)         (5,042)       (10,392)
                                                           -----------     --------     -----------       --------
Underwriting loss, before federal income tax                    (2,513)     (11,317)        (20,506)       (20,359)

INVESTMENTS:
Net investment income                                           29,436       25,100          56,779         49,604
Net realized gain (loss) on investments                          3,369         (411)          7,344           (302)
                                                           -----------     --------     -----------       --------
Total investment income, before federal income tax              32,805       24,689          64,123         49,302

DIVERSIFIED INSURANCE SERVICES:
Income from continuing operations, before federal
  income tax                                                     2,680        1,599           4,546          2,993
                                                           -----------     --------     -----------       --------
TOTAL ALL SEGMENTS                                              32,972       14,971          48,163         31,936
                                                           -----------     --------     -----------       --------
Interest expense                                                (4,451)      (3,499)         (8,990)        (7,005)
General corporate expenses                                      (1,521)      (1,392)         (2,814)        (3,174)
                                                           -----------     --------     -----------       --------

INCOME FROM CONTINUING OPERATIONS, BEFORE FEDERAL
INCOME TAX                                                 $    27,000       10,080          36,359         21,757
                                                           ===========     ========     ===========       ========

5.       REINSURANCE

         The following table is a listing of direct, assumed and ceded amounts by income statement caption:

                                                         UNAUDITED,                       UNAUDITED,
                                                   QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
               (in thousands)                      2003             2002           2003             2002
----------------------------------------------------------------------------------------------------------
Premiums written:
Direct                                         $   342,114        297,064       $   694,937        603,697
Assumed                                              5,082          3,760            11,020          9,416
Ceded                                              (40,333)       (32,537)          (75,691)       (63,381)
                                               -----------        -------       -----------       --------
Net                                            $   306,863        268,287       $   630,266        549,732
                                               ===========        =======       ===========       ========

Premiums earned:
Direct                                         $   308,160        270,778       $   604,954        530,357
Assumed                                              6,174          4,910            11,667          9,574
Ceded                                              (38,195)       (31,190)          (73,435)       (61,138)
                                               -----------        -------       -----------       --------
Net                                            $   276,139        244,498       $   543,186        478,793
                                               ===========        =======       ===========       ========

Losses and loss expenses incurred:
Direct                                         $   196,141        182,688       $   405,559        363,512
Assumed                                              5,495          5,993            10,527          9,536
Ceded                                              (11,895)        (9,581)          (27,243)       (23,071)
                                               -----------        -------       -----------       --------
Net                                            $   189,741        179,100       $   388,843        349,977
                                               ===========        =======       ===========       ========

         Flood business, which we cede 100% to the National Flood Insurance Program, is included in the above amounts as follows:

                                                       UNAUDITED,                          UNAUDITED,
                                                     QUARTER ENDED                         SIX MONTHS
                                                        JUNE 30,                         ENDED JUNE 30,
            (in thousands)                         2003             2002               2003          2002
----------------------------------------------------------------------------------------------------------
Ceded premiums written                         $   (17,317)       (13,858)           (30,875)      (25,422)
Ceded premiums earned                              (14,239)       (11,995)           (27,811)      (22,472)
Ceded losses and loss expenses incurred             (3,169)          (850)            (3,812)       (1,956)

         Additional increases in ceded written and earned premium is primarily related to the increase in reinsurance rates and subject premium for our major reinsurance treaties.

6.       COMPREHENSIVE INCOME

         The Company's comprehensive income for Second Quarter 2003, Six Months 2003, and the corresponding periods in the prior year are:

                                                       UNAUDITED,                          UNAUDITED,
                                                     QUARTER ENDED                         SIX MONTHS
                                                        JUNE 30,                         ENDED JUNE 30,
                (in thousands)                      2003             2002            2003            2002
----------------------------------------------------------------------------------------------------------
Net income                                       $   19,749          8,245         $  27,786        18,545
                                                 ----------         ------         ---------        ------
Other comprehensive income, increase in net
unrealized gain on available-for-sale
securities, net of deferred income tax effect        35,817          8,443            34,571         2,423
                                                 ----------         ------         ---------        ------
Comprehensive income                             $   55,566         16,688         $  62,357        20,968
                                                 ==========         ======         =========        ======

7.       CONCENTRATION OF CREDIT RISK

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $13.6 million as of June 30, 2003 and $15.5 million as of June 30, 2002. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of June 30, 2003 the maximum exposure to any one account for earned payroll is approximately $1.3 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

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

         The Company has adopted the pro forma footnote disclosure-only provisions of FAS 123. Based on the fair value method consistent with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

                                                                   UNAUDITED,                        UNAUDITED,
                                                                  QUARTER ENDED                      SIX MONTHS
                                                                    JUNE 30,                       ENDED JUNE 30,
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2003             2002               2003         2002
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                     $  19,749         8,245             27,786        18,545
Add: Stock-based employee compensation reported in
net income, net of related tax effect                             724           675              1,322         1,507
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards, net of related tax effects                           (753)         (676)            (2,365)       (2,382)
                                                            ---------         -----             ------        ------
Pro forma net income                                        $  19,720         8,244             26,743        17,670
                                                            =========         =====             ======        ======

Net income per share:
Basic - as reported                                         $    0.76          0.33               1.07          0.74
Basic - pro forma                                                0.76          0.33               1.03          0.71
Diluted - as reported                                            0.72          0.31               1.01          0.70
Diluted - pro forma                                              0.72          0.31               0.98          0.66

9.       COMMITMENTS AND CONTINGENCIES

         Included in other investments is approximately $26.2 million of investments in limited partnerships as of June 30, 2003, and $23.5 million as of December 31, 2002. At June 30, 2003 the Company has an additional limited partnership investment commitment of up to $25.6 million, including a $10.0 million commitment to a limited partnership, which the Company has made no investment in as of June 30, 2003. There is no certainty that any additional investment will be required.

         On May 21, 2003, a purported class action was brought against Consumer Health Network Plus, LLC, Alta Services, LLC and Selective Insurance Company of America , wholly-owned subsidiaries of Selective, together with ten other unrelated defendants. The lawsuit alleges that the defendants breached participating provider agreements and were unjustly enriched. We will vigorously defend this action, as we believe the Company has significant defenses to defeat the action. Further, since the suit has only been recently filed and an answer is not required until September 12, 2003, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

10.      SUBSEQUENT EVENT

         Our property and casualty excess of loss treaties were renewed effective July 1, 2003. Under our casualty treaty, the Company retains the first $2.0 million of any casualty loss as well as 25% of the next $3.0 million in excess of the $2.0 million retention. The casualty program provides coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million participation. The casualty treaty distinguishes between Terrorism Risk Insurance Act (TRIA), and non-TRIA losses. Non-TRIA losses are treated like any other loss. The annual aggregate limit for certified terrorism losses is capped at two times each layer's occurrence limit, or $96.0 million. Consistent with the 2002 treaty, nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The following additional exclusions were added to the 2003 - 2004 treaty:
         1) "Fortune 500" companies ($8.0 plus billion in sales); 2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the type of exposures the Company insures, these additional exclusions are not expected to have a material impact on our results.

         Under the property excess of loss treaty, the Company retains the first $2.0 million of any loss and 25% of any loss (up to $1.3 million) in the $5.0 million excess of $5.0 million second layer. This is a change from 2002, when the Company had no participation in the second layer. The current treaty provides coverage of up to $16.8 million per risk in excess of the Company's $2.0 million retention. In 2002, the treaty provided coverage of up to $13.0 million per risk in excess of the Company's retention of $2.0 million and $1.3 million participation in the second layer. As with the casualty treaty, the property treaty distinguishes between certified and non-certified terrorism losses. The policy provides coverage for certified terrorism losses for all risks up to a $75.0 million total insured value, per location. The policy provides annual certified terroism limits of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other loss and are not subject to limitations or annual aggregate caps. Consistent with the 2002 treaty; nuclear, biological and chemical losses are excluded.

         The estimated reinsurance cost for the property and casualty excess of loss treaties decreased approximately $1.1 million over the fiscal year ending June 2003.

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

RESULTS OF OPERATIONS

The following discussion is a comparison of the second quarter ended June 30, 2003 (Second Quarter 2003) and the six month period ended June 30, 2003 (Six Months 2003) to the second quarter ended June 30, 2002 (Second Quarter 2002) and the six month period ended June 30, 2002 (Six Months 2002).

Our net income was $19.7 million, or $0.72 per diluted share, for Second Quarter 2003, compared with $8.2 million, or $0.31 per diluted share, for Second Quarter 2002. Our net income was $27.8 million, or $1.01 per diluted share, for Six Months 2003, compared with $18.5 million, or $0.70 per diluted share, for Six Months 2002. Included in net income are net realized capital gains, after-tax, of $2.2 million for Second Quarter 2003 and $4.8 million for Six Months 2003, compared with net realized capital losses, after-tax, of $0.3 million for Second Quarter 2002 and $0.2 million for Six Months 2002.

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations are evaluated based on underwriting results determined in accordance with GAAP; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our consolidated financial statements on pages 43 through 47 of our 2002 Annual Report to Shareholders (incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002) and the discussion beginning on page 20 of this report on Form 10-Q. See Note 4 to the June 30, 2003 unaudited interim consolidated financial statements on pages 6 and 7 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

Insurance Operations Segment

-------------------------------------------------------------------------------------------------------------
                                                          Unaudited,                        Unaudited,
                     ALL LINES                      Quarter ended June 30,          Six Months ended June 30,
                ($ in thousands)                    2003             2002              2003            2002
-------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                             $ 306,863         268,287            630,266         549,732
                                                 =========      ==========           ========       =========
Net premiums earned                              $ 276,139         244,498            543,186         478,793
Less:
Losses and loss expenses incurred                  189,741         179,100            388,843         349,977
Net underwriting expenses incurred                  87,528          75,309            171,911         145,848
Dividends to policyholders                           1,383           1,406              2,938           3,327
                                                 ---------      ----------           --------       ---------
Underwriting loss                                $  (2,513)        (11,317)           (20,506)        (20,359)
                                                 ---------      ----------           --------       ---------
GAAP RATIOS:
Loss and loss expense ratio                           68.7   %        73.2               71.6   %        73.1
Underwriting expense ratio                            31.7   %        30.8               31.7   %        30.5
Dividends to policyholders ratio                       0.5   %         0.6                0.5   %         0.7
                                                 ---------      ----------           --------       ---------
Combined ratio                                       100.9   %       104.6              103.8   %       104.3
                                                 =========      ==========           ========       =========

Net premiums written increased by approximately $38.6 million, or 14%, to $306.9 million in Second Quarter 2003 and by $80.5 million, or 15%, to $630.3 million in Six Months 2003 when compared with the same periods in 2002. Net premiums written for Second Quarter 2003 included $70.9 million in net new business written, an increase of 33% compared with $53.4 million in Second Quarter 2002. Six Months 2003 included $136.9 million in net new business written, an 11% increase over $123.1 million for Six Months 2002. The lower combined ratio reflects three-plus years of commercial lines renewal premium price increases, which were approximately 13% in Second Quarter 2003 compared with approximately 19% in Second Quarter 2002 and 14% for Six Months 2003 compared with 19% for
Six Months 2003.

The loss and loss expense ratio decreased 4.5 points to 68.7% for Second Quarter 2003 and 1.5 points to 71.6% for Six Months 2003 when compared with the same periods in 2002. The improvements are primarily due to increased premium rates, underwriting improvements and improved retention, mainly in our commercial lines business, which comprises over 82% of our insurance operations. Also contributing to the decrease were lower weather-related catastrophe losses, which had an immaterial impact on our Second Quarter 2003 loss ratio, compared with 2.4 points for Second Quarter 2002. However, included in Six Months 2003 results were three weather-related catastrophe events that occurred in the first quarter of 2003, adding $11.8 million to losses incurred and 2.2 points to the loss and loss expense ratio, compared with $7.2 million and 1.5 points for Six Months 2002.

The underwriting expense ratio increased 0.9 points to 31.7% for Second Quarter 2003 and 1.2 points to 31.7% for Six Months 2003 compared with the same periods last year. This increase is partially attributable to a changed deferred acquisition cost amortization estimate that management believes better matches underwriting expenses with earned premium by quarter. The change in estimate will have no impact for the full year. Expenses realted to employee retirement plans increased $0.8 million, or 14%, for Second Quarter 2003 when compared with Second Quarter 2002 and $1.6 million, or 15%, for Six Months 2003 when compared to the same period last year. Additionally, profit-based agent commissions incurred increased $1.2 milion, or 29% for Second Quarter 2003 and $3.5 million, or 45% for Six Months 2003 when compared with the same periods one year earlier due to improved underwriting profitability.

Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, was approximately $639,000 for the twelve-month period ended June 30, 2003, up from $574,000 for the same period in 2002. Our strategic initiatives which are designed to either reduce costs and/or increase business include: i) streamlined processing for small commercial lines accounts (One & Done); ii) a web-based commercial lines automated system, and iii) claim and underwriting Service Centers. These initiatives are expected to reduce our underwriting expense ratio and increase our productivity measure.

Commercial Lines Underwriting

                                                         Unaudited,                         Unaudited,
           COMMERCIAL LINES                        Quarter ended June 30,            Six Months ended June 30,
          ($ in thousands)                           2003           2002               2003            2002
--------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                              $ 249,670        214,847          $  519,424         446,761
                                                  =========     ==========          ==========       =========
Net premiums earned                               $ 223,722        195,192          $  439,347         380,230
Less:
Losses and loss expenses incurred                   151,388        138,205             311,582         269,902
Net underwriting expenses incurred                   72,207         61,683             140,291         116,968
Dividends to policyholders                            1,383          1,406               2,938           3,327
                                                  ---------     ----------          ----------       ---------
Underwriting loss                                 $  (1,256)        (6,102)         $  (15,464)         (9,967)
                                                  ---------     ----------          ----------       ---------
GAAP RATIOS:
Loss and loss expense ratio                            67.7  %        70.8                70.9    %       70.9
Underwriting expense ratio                             32.3  %        31.6                31.9    %       30.8
Dividends to policyholders ratio                        0.6  %         0.7                 0.7    %        0.9
                                                  ---------     ----------          ----------       ---------
Combined ratio                                        100.6  %       103.1               103.5    %      102.6
                                                  =========     ==========          ==========       =========

Commercial Lines Underwriting accounted for approximately 82% of net premiums written in Six Months 2003 compared with 81% in Six Months 2002.

Net premiums written increased $34.8 million, or 16%, to $249.7 million for Second Quarter 2003 and $72.7 million, or 16%, to $519.4 million for Six Months 2003 compared with the same periods in 2002. Net premiums written included $62.3 million in net new business written for Second Quarter 2003, a 35% increase when compared with $46.2 million in net new business written for Second Quarter 2002, and $120.0 million in net new business written in Six Months 2003, an 8% increase when compared with $111.2 million in net new business written in Six Months 2002.

For Second Quarter 2003, the Commercial Lines Underwriting combined ratio decreased 2.5 points to 100.6% from 103.1% for the same period in 2002. The lower combined ratio reflects renewal premium price increases of 13% in Second Quarter 2003 compared with 19% in Second Quarter 2002 and 14% for Six Months 2003 compared with 19% for Six Months 2003. Importantly, retention improved 3 points for Second Quarter and 2 points for Six Months 2003, compared with the same periods last year. We monitor retention closely because ultimately, higher retentions yield better loss ratios and lower expenses.

Our commercial property line, which accounted for 10% of commercial lines net premiums earned for both Second Quarter 2003 and Second Quarter 2002, was a big driver for the improvement in the quarter, posting a loss and loss expense ratio of 38.3% for Second Quarter 2003, about 31-points below the loss and loss expense ratio for Second Quarter 2002. Commercial automobile, which accounted for 28% of commercial lines net premiums earned in Second Quarter 2003 and 27% in Second Quarter 2002, also registered a strong quarter, with a loss and loss expense ratio of 64.1%, down almost seven-points compared with Second Quarter 2002. These improvements in Second Quarter 2003 were mainly due to price increases, underwriting improvements and decreased weather-related catastrophe losses of $4.3 million, or 2.3 points when compared with Second Quarter 2002.

Our workers' compensation business, which accounted for 24% of commercial lines net premiums earned in Second Quarter 2003 and 25% in Second Quarter 2002, continued to under-perform, posting a loss and loss expense ratio of 87.2% for Second Quarter 2003, compared with 89.7% for Second Quarter 2002. Even though these results are unacceptable on their own, our account-based strategy ensures we do not write this line as a stand-alone product. Instead, it is offered as a companion product to one of our more profitable lines of business. In fact, less than 5% of our workers' compensation business is unsupported. Our appetite is for low-to-medium hazards that do not pose a high potential for catastrophic loss. We continue to tighten underwriting guidelines to eliminate the most unprofitable classes of business, and we're taking full advantage of rate opportunities, where allowed by law, as well as additional pricing opportunities generated by credit reductions, higher pricing tiers and limited use of dividend plans. As a result of these initiatives, over the last three years, our workers' compensation pricing increased 48%, while policy count declined to 8% of our total commercial policy count, from 9% during that same period. For the first six months of 2003, we received an additional overall price increase of 14%, including 16% in New Jersey, our largest workers' compensation market. New Jersey workers' compensation net premiums written where $15.7 million, or 6% of total commercial lines net premiums written, for Second Quarter 2003 and $34.0 million, or 7% of total commercial lines net premiums written, for Six Months 2003.

Our Commercial Lines Underwriting combined ratio for Six Months 2003 increased to 103.5% from 102.6% for Six Months 2002. This 0.9 point increase is mainly attributable to weather-related catastrophe losses in First Quarter 2003 that impacted losses incurred by $10.1 million, or 2.3 points for Six Months 2003, compared with $5.2 million, or 1.4 points for Six Months 2002. Also impacting the combined ratio was the changed deferred acquisition cost amortization estimate discussed above.

Personal Lines Underwriting

                                                         Unaudited,                         Unaudited,
PERSONAL LINES                                     Quarter ended June 30,           Six Months ended June 30,
($ in thousands)                                   2003            2002               2003            2002
-------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                             $  57,193          53,440          $ 110,842        102,971
                                                 =========      ==========          =========      =========
Net premiums earned                              $  52,417          49,306          $ 103,839         98,563
Less:
Losses and loss expenses incurred                   38,353          40,895             77,261         80,075
Net underwriting expenses incurred                  15,321          13,626             31,620         28,880
                                                 ---------      ----------          ---------      ---------
Underwriting (loss)                              $  (1,257)         (5,215)         $  (5,042)       (10,392)
                                                 ---------      ----------          ---------      ---------
GAAP RATIOS:
Loss and loss expense ratio                           73.2   %        82.9               74.4   %       81.2
Underwriting expense ratio                            29.2   %        27.6               30.5   %       29.3
                                                 ---------      ----------          ---------      ---------
Combined ratio                                       102.4   %       110.5              104.9   %      110.5
                                                 =========      ==========          =========      =========

Personal Lines Underwriting accounted for approximately 18% of net premiums written for Six Months 2003 compared with 19% for Six Months 2002.

Personal Lines Underwriting net premiums written increased $3.8 million, or 7%, to $57.2 million for Second Quarter 2003 and $7.9 million, or 8%, to $110.8 million for Six Months 2003 when compared with the same periods in 2002. Net premiums written included net new business written of $8.6 million in Second Quarter 2003, a 19% increase when compared with $7.2 million in Second Quarter 2002. Net new business written in Six Months 2003 was $16.9 million, a 42% increase over the $11.9 million written in Six Months 2002.

Personal Lines Underwriting combined ratio was 102.4% for Second Quarter 2003, down 8.1 points from the same period in 2002. The decrease reflects: (i) fewer weather-related catastrophe losses of, $0.2 million, or 0.3 points, in Second Quarter 2003 compared with $1.5 million, or 3.0 points in Second Quarter 2002 mainly in our homeowners line of business, and (ii) a six-point decrease in our personal automobile combined ratio to 103.8% for Second Quarter 2003 compared with 110.0% for the same period in 2002.

In New Jersey which accounted for 72% of our overall personal automobile net premiums written for Second Quarter 2003 and 2002, and 73% for Six Months 2003 and 2002 we are making progress in our personal automobile book of business as we earn higher premiums from price and tier changes. Average premium per vehicle is up 21% since December 31, 2000. These improvements are reflected in our New Jersey personal automobile loss and loss expense ratio of 73.8% for Second Quarter 2003, close to an eight-point improvement from the same period in 2002. Additionally, (i) State lawmakers passed automobile insurance reform legislation this quarter that offers the opportunity for improved rate adequacy, a less restrictive excess profits calculation, and more streamlined rate filings; (ii) New Jersey average premium per vehicle increased 10% over Second Quarter 2002 levels; and (iii) the number of insured vehicles has declined by about 2,000 since December 31, 2002 to 109,000.

Efforts to control our exposure in New York, due to the high cost of required participation in the involuntary automobile insurance market, are ongoing. Our net premiums written in New York decreased 12%, to $1.8 million, for Second Quarter 2003 compared with $2.0 million for Second Quarter 2002, and 10% to $3.6 million for Six Months 2003 compared with $4.0 million for the same period last year. Since December 31, 2002, the number of vehicles we insure has dropped 12%, to below 10,000. A 15% rate increase for New York personal automobile, effective April 15, 2003, has been approved and implemented. We are pursuing additional rate increases later this year, however there is no quarantee that this request
will be approved.   While we've seen improvements in the loss and loss expense ratio for this business, the business remains unprofitable due to the adverse impact of the assigned risk charges incurred. The loss and loss expense ratio for Second Quarter 2003 was 64.5% compared with 77.0% for the same period last year, and 74.6% for Six Months 2003 compared with 83.0% for Six Months 2002. The assigned risk charges were $0.6 million for Second Quarter 2003 and added almost 34 points to the New York automobile personal lines underwriting expense ratio, compared with $0.9 million and 46 points for Second Quarter 2002. These charges were $1.2 million, or 34 points, for Six Months 2003 compared with $1.5 million, or 38 points, for Six Months 2002. Overall, these assigned risk charges added
1.2 points to the overall personal lines underwriting expense ratio for Second Quarter and Six Months 2003, compared with 1.8 points for Second Quarter 2002, and 1.5 points for Six Months 2002.

Personal Lines Underwriting combined ratio was 104.9% for Six Months 2003, down
5.6 points from the same period in 2002. The decrease is attributable to a 6.2-point decrease in our personal automobile combined ratio to 103.8% for Six Months 2003 compared with 110.0% for the same period in 2002. These improvements reflect the pricing and other initiatives discussed above.

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

Our property and casualty excess of loss treaties were renewed effective July 1, 2003, with reduced premium rates and increased protection in the structure. Under our casualty treaty, the Company retains the first $2.0 million of any casualty loss as well as 25% of the next $3.0 million in excess of the $2.0 million retention. The casualty program provides coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million participation. This structure is unchanged from 2002. In light of the Terrorism Risk Insurance Act of 2002 (TRIA), the casualty treaty distinguishes between certified (TRIA or foreign acts) and non-certified (all other or domestic) losses. Non-certified terrorism losses are treated like any other losses. The annual aggregate limit for certified terrorism losses is capped at two times each layer's occurrence limit, or $96.0 million. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the casualty excess of loss treaty however; our terrorism excess of loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract. The following additional exclusions were added to the 2003 - 2004 treaty: 1) "Fortune 500" companies ($8 plus billion in sales); 2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the types of exposures the Copany insures, these additional exclusions are not expected to have a material impact on our results.

Under the property excess of loss treaty, the Company retains the first $2.0 million of any loss and 25% of any loss (up to $1.3 million) in the $5.0 million excess of $5.0 million second layer. This is a change from 2002, when the Company had no participation in the second layer. The current treaty provides coverage of up to $16.8 million per risk in excess of the Company's $2.0 million retention and $1.3 million participation in the second layer. In 2002, the treaty provided coverage of up to $13.0 million per risk in excess of the Company's retention of $2.0 million. As with the casualty treaty, the property treaty distinguishes between certified and non-certified terrorism losses. The policy provides coverage for certified terrorism losses for all risks up to $75.0 million in total insured value per location. The policy provides annual certified terroism limits of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other losses and are not subject to limitations or annual aggregate caps. Nuclear, biological and chemical losses are excluded from the property excess of loss treaty however; our terrorism excess of loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract. Consistent with the 2002 treaty; nuclear, biological and chemical losses are excluded.

The estimated reinsurance cost for the property and casualty excess of loss treaties decreased approximately $1.1 million, over the fiscal year ending June 2003.

Investments Segment

Although lower interest rates continue to put pressure on investment returns, we generated a 15% increase in after-tax investment income to $21.4 million for Second Quarter 2003, up from $18.6 million for Second Quarter 2002. For Six Months 2003 we generated an 11% increase to $41.2 million, compared with $37.1 million for the same period last year. The increase reflects an increased asset base as our overall investment portfolio reached $2.3 billion at June 30, 2003, compared with $2.1 billion at December 31, 2002. The increased asset base is driven by $100.3 million of operating cash flow for Six Months 2003 compared with $72.4 million for Six Months 2002 due to improved underwriting results. Also contributing to the increase were our limited partnership investments. These investments, which are subject to market fluctuations, added $1.3 million, after-tax, to investment income for Second Quarter 2003, compared with $0.1 million for Second Quarter 2002 and $1.5 million for Six Months 2003 compared with $0.4 for Six Months 2002. The after-tax portfolio yield is 3.7%, compared with 4.0% for the same period last year, reflecting downward pressure from maturing bonds that are being replaced by bonds with lower interest rates.

We continue to maintain a conservative, diversified investment portfolio, with our bond holdings representing 88% of invested assets. Approximately 62% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with only 1% of the portfolio rated below investment grade.

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

         - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

         -     Any rating agency announcements.

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made. There were no impairment charges recorded during Second Quarter 2003 or Second Quarter 2002. The Company realized gains and losses from the sale of available-for-sale debt and equity securities during Second Quarter 2003 and Second Quarter 2002. The following table presents the period of time that debt securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale. Equity securities sold during these periods were not in a continuous unrealized loss position prior to sale:

                                              Unaudited,                     Unaudited,
                                        Quarter ended June 30,         Quarter ended June 30,
       (in millions)                            2003                           2002
--------------------------------------------------------------------------------------------------
                                       Fair                               Fair
Period of time in an unrealized      Value on        Realized           Value on        Realized
loss position                       Sale Date          Loss            Sale Date          Loss
                                    ---------        --------          ---------        --------
Debt securities:
0 - 6 months                        $       -               -                7.1             4.3
7 - 12 months                               -               -                  -               -
Greater than 12 months                      -               -                2.3             0.6
                                    ---------        --------          ---------        --------
Total debt securities               $       -               -                9.4             4.9
                                    =========        ========          =========        ========

                                            Unaudited,                         Unaudited,
                                    Six Months ended June 30,          Six Months ended June 30,
(in millions)                                 2003                               2002
--------------------------------------------------------------------------------------------------
                                       Fair                               Fair
Period of time in an unrealized      Value on        Realized           Value on        Realized
loss position                       Sale Date          Loss            Sale Date          Loss
                                    ---------        --------          ---------        --------
Debt securities:
0 - 6 months                        $       -               -                7.1             4.3
7 - 12 months                               -               -                6.7             0.3
Greater than 12 months                    5.0               -                2.3             0.6
                                    ---------        --------          ---------        --------
Total debt securities               $     5.0               -               16.1             5.2
                                    =========        ========          =========        ========

These securities were sold despite the fact that they were in a loss position due to heightened credit risk of the individual security sold, or the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions.

UNREALIZED LOSSES

The following table summarizes, for all available-for-sale securities in an unrealized loss position at June 30, 2003 and December 31, 2002, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

                                            Unaudited
            (in millions)                 June 30, 2003                    December 31, 2002
--------------------------------------------------------------------------------------------------
                                                      Gross                              Gross
Period of time in unrealized loss     Fair          Unrealized           Fair          Unrealized
position                              Value            Loss              Value            Loss
                                    ---------        --------          ---------        --------
Debt securities:
0 - 6 months                        $    67.7             0.9              110.8             3.3
7 - 12 months                            16.8             0.3               12.9             0.3
Greater than 12 months                   19.5             2.0               19.8             3.0
                                    ---------        --------          ---------        --------
Total debt securities                   104.0             3.2              143.5             6.6
                                    ---------        --------          ---------        --------
Equities:
0 - 6 months                             12.9             0.1               15.6             2.3
7 - 12 months                             9.9             0.2               15.9             3.2
Greater than 12 months                   16.1             3.5                8.3             2.4
                                    ---------        --------          ---------        --------
Total equities                           38.9             3.8               39.8             7.9
                                    ---------        --------          ---------        --------
Total                               $   142.9             7.0              183.3            14.5
                                    =========        ========          =========        ========

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at June 30, 2003 by maturity:

                                                           Amortized         Fair
          (in millions)                                      Cost            Value
-----------------------------------------------------------------------------------
One year or less                                           $    19.6          18.6
Due after one year through five years                           21.2          21.0
Due after five years through ten years                          39.9          38.8
Due after ten years through fifteen years                       26.5          25.6
Due after fifteen years                                            -             -
                                                           ---------         -----
Total                                                      $   107.2         104.0
                                                           =========         =====

At June 30, 2003 our investment portfolio included non-investment grade securities with an amortized cost of $21.1 million, or less than 1% of the portfolio, and a fair value of $21.8 million. At December 31, 2002, non-investment grade securities in our investment portfolio also represented less than 1% of the portfolio, with an amortized cost of $14.7 million and a fair value of $13.3 million. The unrealized loss on these securities represented 10% of our total unrealized loss at June 30, 2003, and at December 31, 2002. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company did not have a material investment in non-traded securities at June 30, 2003, or at December 31, 2002.

The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At June 30, 2003, 20% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, only one of which was in an unrealized loss position, compared with 11% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated security at "Baa2" and the average Standard and Poor's rating is "A", with the lowest rated security at "B+".

Diversified Insurance Services Segment

                                                          Unaudited,                    Unaudited,
                                                   Quarter ended June 30,        Six months ended June 30,
            ($ IN THOUSANDS)                        2003            2002           2003             2002
----------------------------------------------------------------------------------------------------------
MANAGED CARE
Net revenue                                      $    6,409          6,082      $   12,037          11,398
Pre-tax profit                                        1,113          1,099           2,063           1,915
FLOOD INSURANCE
Net revenue                                           5,926          4,807          10,531           8,768
Pre-tax profit                                        1,418          1,004           2,190           1,654
HUMAN RESOURCE ADMINISTRATION OUTSOURCING
Net revenue                                          10,665          9,372          21,316          18,476
Pre-tax profit (loss)                                    36           (624)            111            (848)
OTHER
Net revenue                                             481            459             935             911
Pre-tax profit                                          113            120             182             272
TOTAL
Net revenue                                          23,481         20,720          44,819          39,553
Pre-tax profit                                        2,680          1,599           4,546           2,993
Net income                                            1,779          1,068           3,080           2,010
Return on net revenue                                   7.6%           5.2             6.9%            5.1

The Diversified Insurance Services segment's continuing operations generated $23.5 million of revenue and $1.8 million of net income for Second Quarter 2003 compared with $20.7 million of revenue and $1.1 million of net income for the Second Quarter 2002. Continuing operations from these same businesses generated $44.8 million of revenue and $3.1 million of net income for Six Months 2003 compared with $39.6 million of revenue and $2.0 million of net income for the same period in 2002. The segment generated a return on net revenue of 7.6% for the Second Quarter 2003 and 6.9% for the Six Months 2003, compared with 5.2% for the Second Quarter 2002 and 5.1% for the Six Months 2002.

Managed Care

Our medical provider network has expanded to 89,086 locations as of June 30, 2003 from 80,400 locations as of June 30, 2002. Network and client expansion as well as pricing initiatives have resulted in an increase in managed care revenues of 5% to $6.4 million for Second Quarter 2003 compared with $6.1 million for Second Quarter 2002 and 6% to $12.0 million for Six Months 2003 compared with $11.4 million for Six Months 2002. Pre-tax profit remained relatively flat for the Second Quarter 2003 compared with the same period in 2002. Included in Second Quarter 2003 results is a one-time, pre-tax $0.5 million lease and related expense charge involving the consolidation of the managed care operation to one office location. The move is expected to generate annual pre-tax savings of $0.4 million. This charge had less of an impact on pre-tax profit for the Six Months 2003, which increased 8% to $2.1 million compared with $1.9 million for Six Months 2002.

Flood Insurance

Premium growth of 25% for Second Quarter 2003 and 22% for Six Months 2003 compared with the same periods a year ago have been driven by enhanced marketing efforts with the personal lines underwriting operation. These efforts have resulted in new business of $5.1 million for Second Quarter 2003 compared with $3.8 million for the comparable period last year, and $9.0 million for Six Months 2003 compared with $6.8 million for the same period last year. This growth brings our total premium served to $58.7 million compared with $48.8 million a year ago. Premium growth has resulted in increased servicing fees of $5.9 million for Second Quarter 2003 compared with $4.8 million for Second Quarter 2002 and $10.5 million for Six Months 2003 compared with $8.8 million for Six Months 2002. Pre-tax profit has also increased due to this growth to $1.4 million for Second Quarter 2003 compared with $1.0 million for Second Quarter 2002 and $2.2 million for Six Months 2003 compared with $1.7 million for Six Months 2002.

Human Resource Administration Outsourcing (HR outsourcing)

Revenue for Selective HR Solutions Inc., provider of our human resources outsourcing product, was $10.7 million for Second Quarter 2003, up 14% compared with $9.4 million last year. Six Months 2003 increased 15% to $21.3 million compared with $18.5 million for Six Months 2002. Pre-tax profit was $36,000 for Second Quarter 2003, compared with a pre-tax loss of $0.6 million for the Second Quarter 2002. For Six Months 2003, pre-tax profit was $0.1 million compared with a pre-tax loss of $0.8 million for same period last year. On a year-to-date basis, pricing continues to move higher, as our workers' compensation fees increased 11% and client administration fees rose 7%. For Six Months 2003, we added 3,500 new worksite lives, which pushed our total to 19,700.

Federal Income Taxes

Total federal income tax expense increased by $5.5 million for both Second Quarter 2003 and for Six Months 2003 to $7.3 million and $8.6 million, respectively, compared with the same periods last year. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for the Second Quarter 2003 was 27%, compared with 17% for the same period last year and 24% for Six Months 2003, compared with 14% for the same period last year. The increase is attributable to improved underwriting results, increased capital gains on investment sales and the re-balancing of our debt securities portfolio. This re-balancing increased our allocation to taxable bonds in order to maximize after-tax yield.

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

Based upon the 2002 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2003 ordinary dividends in the aggregate amount of $51.1 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our Consolidated Financial Statements on page 54 and 55 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2002. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 74 consecutive years and currently plans to continue to pay quarterly cash dividends.

The Parent's cash requirements include principal and interest payments on the various senior notes and subordinated debentures, dividends to stockholders and general operating expenses. Our common stock repurchase program, which commenced in 1996 terminated on May 31, 2003. Up to termination, the Parent had repurchased under the stock repurchase program a total of 7.3 million shares of its common stock at a total cost of approximately $140.5 million. The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income. For Six Months 2003, cash provided by operating activities was $100.3 million compared with $72.4 million for Six Months 2002. The improvement is a result of the significant net premium written growth and improved underwriting results.

Total assets increased 9%, or $278.4 million, at June 30, 2003 from December 31, 2002. Invested assets increased $186.0 million primarily due to $100.3 million of operating cash flow, $53.2 million increase in net unrealized gains on the portfolio, and $34.9 million of bonds purchased in late June that did not settle until July. Increased premium volume drove increases in premium receivables of $79.4 million and deferred policy acquisition costs of $18.4 million. Securities receivable, classified within other assets, decreased $6.0 million due to bonds sold in late December that settled in January 2003.

Total liabilities increased 9%, or $218.5 million, at June 30, 2003 from December 31, 2002. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $89.3 million. Loss and loss expense reserves increased $75.0 million as a result of increasing loss trends, which include inflation and rising medical costs. Loss trends have increased 6% since year-end, however our price increases are outpacing these loss trends by approximately 7 points. Securities payable, classified within other liabilities, increased $34.9 million for the reason noted above. Deferred federal income tax liability increased $19.5 million from a receivable of $8.7 million at December 2002 to a payable of almost $10.8 million at June 2003 primarily due to the increase in unrealized gains in the debt and equity portfolios. Notes payable decreased $6.0 million due to a scheduled payment in May on the 8.63% Senior Notes.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At June 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the

Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2002. We fully expect to have the capacity to repay and/or refinance these obligations as they come due.

As of June 30, 2003 and December 31, 2002 we have available revolving lines of credit amounting to $50.0 million, under which no balances are outstanding as of either period. As of July 1, 2003, our available revolving lines of credit have been revised to $45.0 million. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16 to our consolidated financial statements on page 64 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 to our consolidated financial statements on pages 43 through 47 of our 2002 Annual Report to Shareholders. Note that our preparation of the unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

    Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of June 30, 2003, the Company had accrued $1.5 billion of loss and loss expense reserves compared with $1.4 billion at December 31, 2002.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $523.5 million to $666.5 million at December 31, 2002. A range has not been established at June 30, 2003 because management believes it would not be meaningful. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $624.1 million at June 30, 2003 and $588.5 million at December 31, 2002. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at June 30, 2003, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

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

     Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments there from are made in the accounting period in which the adjustment arose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year-ended December 31, 2002.

ITEM 4. CONTROL AND PROCEDURES

Management has developed and implemented a policy and procedure for reviewing disclosure controls and procedures and internal controls on a quarterly basis. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

There have not been any changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

On May 21, 2003, a purported class action was brought against Consumer Health Network Plus, LLC (CHN), Alta Services, LLC (Alta) and Selective Insurance Company of America (SICA), wholly-owned subsidiaries of Selective, together with ten other unrelated defendants, in the New Jersey Superior Court in Camden County by Berlin Medical Associates, P.A. and four other New Jersey health care providers. The plaintiffs allege they are entitled to unspecified compensatory damages with interest, punitive damages, attorneys fees, costs and an injunction against the defendants. The plaintiffs allege that the defendants took improper and unauthorized reductions from the providers' fees for services submitted under automobile insurance policies providing coverage for personal injury protection (PIP) under New Jersey law. The plaintiffs purport to represent the interests of a class consisting of all New Jersey healthcare providers (excluding hospitals) who are or were members of these PPOs. Defendants' responses to the complaint are due by September 12, 2003. CHN, Alta and SICA are vigorously defending against these claims. We believe the Company has significant defenses to defeat this action.

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

(b)          Reports on Form 8-K:

             On April 3, 2003, the Company filed a report on Form 8-K announcing the impact of weather-related catastrophe and other large property losses on first quarter 2003 results. The Company's press release dated April 3, 2003 was attached as Exhibit 99.1.

             No other reports on Form 8-K were filed during the period covered by this report, however

             On May 6, 2003, the Company furnished a report on Form 8-K under
             Item 12 thereof (but provided under Item 9 pursuant to SEC interim guidance for Item 12) with respect to the issuance of a press release announcing its financial results for the quarter ended March 31, 2003. The Company's press release dated May 6, 2003 was attached as Exhibit 99.1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
REGISTRANT

By: /s/ Gregory E. Murphy                         August 11, 2003
-----------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                          August 11, 2003
-----------------------------------------------
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

                                INDEX TO EXHIBITS

Exhibit No.

*10.1 Seventh amendment, dated June 27, 2003, effective through June 26, 2004, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America.

*10.2 Amendment, dated June 30, 2003, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

*11      Statement Re: Computation of Per Share Earnings.

*31.1 Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002,

*31.2 Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002,

*32.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Filed herewith