Form 10-Q
period 2003-09-30
SELECTIVE INSURANCE GROUP INC
filed 2003-11-12
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to______________

Commission file number: 0-8641

                         SELECTIVE INSURANCE GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                  22-2168890
     ------------------------------           ----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

           40 Wantage Avenue
        Branchville, New Jersey                              07890
     ------------------------------                       ----------
    (Address of principal executive                       (Zip Code)
               offices)

                                 (973) 948-3000
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $2 per share, outstanding as of October 31, 2003:       27,168,083

                         SELECTIVE INSURANCE GROUP, INC
                           Consolidated Balance Sheets

                                                                                    UNAUDITED
                                                                                   SEPTEMBER 30,         DECEMBER 31,
(in thousands, except share amounts)                                                   2003                  2002
---------------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
     (fair value: $83,179-2003; $114,785-2002)                                    $       79,314              109,318
Debt securities, available-for-sale - at fair value
     (amortized cost: $1,845,381-2003; $1,671,347-2002)                                1,954,796            1,772,061
Equity securities, available-for-sale - at fair value
     (cost of: $152,651-2003; $ 120,036-2002)                                            254,402              196,913
Short-term investments - (at cost which approximates fair value)                          37,424               24,700
Other investments                                                                         29,859               23,559
                                                                                  --------------         ------------
     Total investments                                                                 2,355,795            2,126,551
Cash                                                                                         149                2,228
Interest and dividends due or accrued                                                     22,233               22,689
Premiums receivables, net of allowance for uncollectible accounts of:                    433,979              353,935
     $3,121-2003 and $2,814-2002
Other trade receivables, net of allowance for uncollectible accounts of:                  21,243               19,769
     $1,079-2003; $867-2002
Reinsurance recoverable on paid losses and loss expenses                                   6,411                7,272
Reinsurance recoverable on unpaid losses and loss expenses                               187,451              160,374
Prepaid reinsurance premiums                                                              53,983               46,141
Deferred federal income tax                                                                    -                8,707
Real estate, furniture, equipment, and software development-at cost, net of
     accumulated depreciation and amortization                                            53,180               52,424
Deferred policy acquisition costs                                                        173,769              148,158
Goodwill                                                                                  43,612               42,808
Other assets                                                                              28,660               38,791
                                                                                  --------------         ------------
     Total assets                                                                 $    3,380,465            3,029,847
                                                                                  ==============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses                                                                $    1,368,337            1,232,322
Reserve for loss expenses                                                                183,345              171,103
Unearned premiums                                                                        679,894              557,141
Senior convertible notes                                                                 115,937              115,937
Notes payable                                                                            121,500              145,500
Current federal income tax                                                                 9,257                2,565
Deferred federal income tax                                                                2,113                    -
Other liabilities                                                                        185,381              153,177
                                                                                  --------------         ------------
     Total liabilities                                                                 2,665,764            2,377,745
                                                                                  --------------         ------------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
     Issued: 41,426,666-2003; 40,780,950-2002                                             82,853               81,562
Additional paid-in capital                                                               109,541               95,435
Retained earnings                                                                        592,971              562,553
Accumulated other comprehensive income                                                   137,258              115,434
Treasury stock - at cost (shares: 14,274,087-2003; 14,185,020-2002)                     (197,458)            (195,295)
Unearned stock compensation and notes receivable from stock sales                        (10,464)              (7,587)
                                                                                  --------------         ------------
     Total stockholders' equity                                                          714,701              652,102
                                                                                  --------------         ------------
     Total liabilities and stockholders' equity                                   $    3,380,465            3,029,847
                                                                                  ==============         ============

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                        Consolidated Statements of Income

                                                                    UNAUDITED               UNAUDITED
                                                                  QUARTER ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,

(in thousands, except per share amounts)                       2003          2002        2003           2002
-------------------------------------------------------------------------------------------------------------
Revenues:
Net premiums written                                         $ 317,513      267,439    $ 947,779      817,171
Net (increase) in unearned premiums and prepaid
   reinsurance premiums                                        (27,832)     (15,448)    (114,912)     (86,387)
                                                             ---------      -------    ---------      -------
Net premiums earned                                            289,681      251,991      832,867      730,784
Net investment income earned                                    27,324       24,493       84,103       74,097
Net realized gains                                               1,029        1,521        8,373        1,219
Diversified insurance services revenue                          24,453       21,321       69,272       60,873
Other income                                                       855        1,134        2,299        2,874
                                                             ---------      -------    ---------      -------
   Total revenues                                              343,342      300,460      996,914      869,847
                                                             ---------      -------    ---------      -------

Expenses:
Losses incurred                                                172,821      157,342      502,546      457,136
Loss expenses incurred                                          31,363       25,632       90,481       75,815
Policy acquisition costs                                        91,132       79,071      263,412      224,499
Dividends to policyholders                                         914        1,358        3,852        4,685
Interest expense                                                 4,145        3,452       13,135       10,457
Diversified insurance services expenses                         21,592       19,416       61,865       55,975
Other expenses                                                   2,494          350        6,383        5,684
                                                             ---------      -------    ---------      -------
   Total expenses                                              324,461      286,621      941,674      834,251
                                                             ---------      -------    ---------      -------
Income from continuing operations, before federal income
tax                                                             18,881       13,839       55,240       35,596
                                                             ---------      -------    ---------      -------

Federal income tax expense (benefit) :
Current                                                          5,970        3,904       13,394        9,067
Deferred                                                        (1,806)      (1,177)        (657)      (3,250)
                                                             ---------      -------    ---------      -------
   Total federal income tax expense                              4,164        2,727       12,737        5,817
                                                             ---------      -------    ---------      -------

Loss from discontinued operations, net of tax                        -            -            -         (708)
Gain on disposition of discontinued operations, net of tax           -            -            -          586
                                                             ---------      -------    ---------      -------
   Total discontinued operations, net of tax                         -            -            -         (122)
                                                             ---------      -------    ---------      -------
Net income                                                   $  14,717       11,112    $  42,503       29,657
                                                             =========      =======    =========      =======

Earnings per share:
Basic net income from continuing operations                  $    0.56         0.43    $    1.63         1.18
Basic net income from discontinued operations                        -            -            -            -
                                                             ---------      -------    ---------      -------
Basic net income                                             $    0.56         0.43    $    1.63         1.18
                                                             =========      =======    =========      =======

Diluted net income from continuing operations                $    0.53         0.41    $    1.54         1.11
Diluted net income from discontinued operations                      -            -            -            -
                                                             ---------      -------    ---------      -------
Diluted net income                                           $    0.53         0.41    $    1.54         1.11
                                                             =========      =======    =========      =======

Dividends to stockholders                                    $    0.15         0.15    $    0.45         0.45


See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                                        UNAUDITED
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except per share amounts)                                    2003                             2002
---------------------------------------------------------------------------------------------------------------------------
Common stock:
   Beginning of year                                            $      81,562                            79,177
   Dividend reinvestment plan
     (shares: 33,714-2003; 35,294-2002)                                    67                                71
   Convertible subordinated debentures
     (shares: 16,522 -2003; 347,312-2002)                                  33                               695
   Stock purchase and compensation plans
     (shares: 595,480-2003; 612,623-2002)                               1,191                             1,225
                                                                -------------                          --------
   End of period                                                       82,853                            81,168
                                                                -------------                          --------

Additional paid-in capital:
   Beginning of year                                                   95,435                            77,126
   Dividend reinvestment plan                                             801                               790
   Convertible subordinated debentures                                     86                             1,764
   Stock purchase and compensation plans                               13,219                            11,350
                                                                -------------                          --------
   End of period                                                      109,541                            91,030
                                                                -------------                          --------

Retained earnings:
   Beginning of year                                                  562,553                           536,188
   Net income                                                          42,503            42,503          29,657         29,657
   Cash dividends to stockholders ($0.45 per share)                   (12,085)                          (11,649)
                                                                -------------                          --------
   End of period                                                      592,971                           554,196
                                                                -------------                          --------

Accumulated other comprehensive income:
   Beginning of year                                                  115,434                            98,037
   Other comprehensive income, increase in net unrealized
     gains on available-for-sale securities, net of deferred
     income tax effect                                                 21,824            21,824          17,738         17,738
                                                                -------------      ------------        --------         ------
   End of period                                                      137,258                           115,775
                                                                -------------                          --------
     Comprehensive income                                                                64,327                         47,395
                                                                                   ============                         ======

Treasury stock:
   Beginning of year                                                 (195,295)                         (192,284)
   Acquisition of treasury stock
     (shares 89,067-2003; 105,031-2002)                                (2,163)                           (2,436)
                                                                -------------                          --------
   End of period                                                     (197,458)                         (194,720)
                                                                -------------                          --------

Unearned stock compensation and notes receivable from stock
sales:
   Beginning of year                                                   (7,587)                           (7,084)
   Unearned stock compensation                                         (6,625)                           (3,784)
   Amortization of deferred compensation expense and
   amounts received on notes                                            3,748                             2,745
                                                                -------------                          --------
   End of period                                                      (10,464)                           (8,123)
                                                                -------------                          --------
Total stockholders' equity                                      $     714,701                           639,326
                                                                =============                          ========

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

                         SELECTIVE INSURANCE GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                                                                          UNAUDITED
                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                                                                    2003               2002
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                     $    42,503           29,657
                                                                                               -----------         --------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid
losses and loss expenses                                                                           121,180           75,812
Increase in unearned premiums, net of prepaid reinsurance and advance premiums                     116,198           87,508
Decrease (increase) in federal income tax recoverable                                                5,761           (1,419)
Depreciation and amortization                                                                        7,806            6,719
Amortization of deferred compensation                                                                3,693            2,638
Increase in premiums receivables                                                                   (80,044)         (47,769)
Increase in other trade receivables                                                                 (1,474)            (394)
Increase in deferred policy acquisition costs                                                      (25,611)         (22,399)
Decrease in interest and dividends due or accrued                                                      456            2,197
Decrease in reinsurance recoverable on paid losses and loss expenses                                   861            6,777
Net realized gains on investments                                                                   (8,373)          (1,219)
Net realized gain on sale of subsidiary                                                                  -             (901)
(Decrease) increase in pension liability                                                            (1,918)             592
Increase in accrued salaries and benefits                                                            7,928            5,825
Increase in accrued insurance expenses                                                               8,766            4,864
Other, net                                                                                           9,815          (18,135)
                                                                                               -----------         --------
Net adjustments                                                                                    165,044          100,696
                                                                                               -----------         --------
Net cash provided by operating activities                                                          207,547          130,353
                                                                                               -----------         --------

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                   (456,228)        (525,987)
Purchase of equity securities, available-for-sale                                                  (36,379)          (7,769)
Purchase of other investments                                                                       (7,366)          (6,312)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of
$1,127 in 2002)                                                                                       (804)          (3,139)
Sale of subsidiary (net of cash of $385)                                                                 -           15,421
Sale of debt securities, available-for-sale                                                        168,627          184,437
Redemption and maturities of debt securities, held-to-maturity                                      30,068           47,940
Redemption and maturities of debt securities, available-for-sale                                   118,142           73,576
Sale of equity securities, available-for-sale                                                        6,344           15,940
Proceeds from other investments                                                                      1,066                9
Increase in net payable for security transactions                                                   16,371           55,672
Net additions to real estate, furniture, equipment and software development                         (7,203)          (8,833)
                                                                                               -----------         --------
Net cash used in investing activities                                                             (167,362)        (159,045)
                                                                                               -----------         --------

FINANCING ACTIVITIES
Dividends to stockholders                                                                          (12,085)         (11,649)
Principal payment of notes payable                                                                 (24,000)               -
Acquisition of treasury stock                                                                       (2,163)          (2,436)
Net proceeds from issuance of senior convertible notes                                                   -           98,214
Net proceeds from dividend reinvestment plan                                                           868              861
Net proceeds from stock purchase and compensation plans                                              7,785            8,791
Proceeds received on notes receivable from stock sales                                                  55              107
                                                                                               -----------         --------
Net cash (used in) provided by financing activities                                                (29,540)          93,888
                                                                                               -----------         --------
Net increase in short-term investments and cash                                                     10,645           65,196
Short-term investments and cash at beginning of year                                                26,928           26,450
                                                                                               -----------         --------
Short-term investments and cash at end of period                                               $    37,573           91,646
                                                                                               ===========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest                                                                                       $    13,738            9,364
Federal income tax                                                                                   6,371            6,600
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures                                                      117            2,459
Unearned stock compensation                                                                          6,625            3,784

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of the Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These interim consolidated financial statements cover the third quarters ended September 30, 2003 (Third Quarter 2003) and September 30, 2002 (Third Quarter 2002) and the nine month periods ended September 30, 2003 (Nine Months 2003) and September 30, 2002 (Nine Months 2002). This document should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.       RECLASSIFICATIONS

         Certain amounts in the Company's prior year interim consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.       DISCONTINUED OPERATIONS

         In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc.
         (PDA). During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications of PDA for proceeds of $16.5 million at a net gain of $0.6 million. The tax benefit included in the loss from discontinued operations was $0.4 million for Nine Months 2002. There were no amounts recorded in 2003 or for Third Quarter 2002.

         Operating results from discontinued operations are as follows:

                                                      UNAUDITED,                   UNAUDITED,
                                                    QUARTER ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
(in thousands)                                    2003              2002        2003              2002
------------------------------------------------------------------------------------------------------
Net revenue                                   $         -             -      $         -         8,186
Pre-tax loss                                            -             -                -        (1,085)
After-tax loss                                $         -             -      $         -          (708)

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

         Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $7.0 million for Third Quarter 2003 and $20.1 million for Nine Months 2003, compared with $6.4 million for Third Quarter 2002 and $26.4 million for Nine Months 2002. These transactions were eliminated in all consolidated statements.

         In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

         The following summaries present revenues (net investment income and net realized gains in the case of the Investments segment) and pre-tax income (loss) for the individual segments:

REVENUE BY SEGMENT                                                 UNAUDITED,                    UNAUDITED,
                                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
(in thousands)                                                2003          2002            2003            2002
-----------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                      $   235,564      201,819      $   674,911       582,049
Personal lines net premiums earned                             54,117       50,172          157,956       148,735
Miscellaneous income                                              838        1,084            2,177         2,507
                                                          -----------      -------      -----------       -------
Total insurance operations revenues                           290,519      253,075          835,044       733,291

INVESTMENTS:
Net investment income                                          27,324       24,493           84,103        74,097
Net realized gain on investments                                1,029        1,521            8,373         1,219
                                                          -----------      -------      -----------       -------
Total investment revenues                                      28,353       26,014           92,476        75,316

DIVERSIFIED INSURANCE SERVICES:
Diversified insurance services revenues, from
continuing operations                                          24,453       21,321           69,272        60,873
                                                          -----------      -------      -----------       -------
TOTAL ALL SEGMENTS                                            343,325      300,410          996,792       869,480
                                                          -----------      -------      -----------       -------
Other income                                                       17           50              122           367
                                                          -----------      -------      -----------       -------

 TOTAL REVENUES FROM CONTINUING OPERATIONS                $   343,342      300,460      $   996,914       869,847
                                                          ===========      =======      ===========       =======

                                                                 UNAUDITED,                    UNAUDITED,
INCOME (LOSS), BEFORE FEDERAL INCOME TAX                        QUARTER ENDED               NINE MONTHS ENDED
BY SEGMENT                                                      SEPTEMBER 30,                 SEPTEMBER 30,
(in thousands)                                                2003          2002            2003           2002
-----------------------------------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines underwriting                             $        70       (5,818)     $   (15,394)     (15,785)
Personal lines underwriting                                    (6,350)      (4,302)         (11,392)     (14,694)
                                                          -----------      -------      -----------      -------
Underwriting loss, before federal income tax                   (6,280)     (10,120)         (26,786)     (30,479)

INVESTMENTS:
Net investment income                                          27,324       24,493           84,103       74,097
Net realized gain on investments                                1,029        1,521            8,373        1,219
                                                          -----------      -------      -----------      -------
Total investment income, before federal income tax             28,353       26,014           92,476       75,316

DIVERSIFIED INSURANCE SERVICES:
Income from continuing operations, before federal
income tax                                                      2,861        1,905            7,407        4,898
                                                          -----------      -------      -----------      -------

TOTAL ALL SEGMENTS                                             24,934       17,799           73,097       49,735
                                                          -----------      -------      -----------      -------
Interest expense                                               (4,145)      (3,452)         (13,135)     (10,457)
General corporate expenses                                     (1,908)        (508)          (4,722)      (3,682)
                                                          -----------      -------      -----------      -------

INCOME FROM CONTINUING OPERATIONS, BEFORE FEDERAL
INCOME TAX                                                $    18,881       13,839      $    55,240       35,596
                                                          ===========      =======      ===========      =======

5.       REINSURANCE

         The following table is a listing of direct, assumed and ceded amounts by income statement caption:

                                                 UNAUDITED,                         UNAUDITED,
                                               QUARTER ENDED                     NINE MONTHS ENDED
                                               SEPTEMBER 30,                        SEPTEMBER 30,
(in thousands)                            2003               2002             2003                2002
--------------------------------------------------------------------------------------------------------
Premiums written:
Direct                                  $  345,274           297,030      $  1,036,897           898,765
Assumed                                     13,469             9,448            24,313            18,696
Ceded                                      (41,230)          (39,039)         (113,431)         (100,290)
                                        ----------           -------      ------------          --------
Net                                     $  317,513           267,439      $    947,779           817,171
                                        ==========           =======      ============          ========

Premiums earned:
Direct                                  $  317,951           277,942      $    919,591           806,337
Assumed                                      7,374             6,193            18,865            15,599
Ceded                                      (35,644)          (32,144)         (105,589)          (91,152)
                                        ----------           -------      ------------          --------
Net                                     $  289,681           251,991      $    832,867           730,784
                                        ==========           =======      ============          ========

Losses and loss expenses incurred:
Direct                                  $  236,425           184,474      $    642,401           547,791
Assumed                                      6,022             5,932            15,949            15,468
Ceded                                      (38,263)           (7,432)          (65,323)          (30,308)
                                        ----------           -------      ------------          --------
Net                                     $  204,184           182,974      $    593,027           532,951
                                        ==========           =======      ============          ========

         Flood business, which we cede 100% to the National Flood Insurance Program (NFIP), is included in the above amounts as follows:

                                                       UNAUDITED,                         UNAUDITED,
                                                      QUARTER ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
(in thousands)                                      2003            2002             2003             2002
-----------------------------------------------------------------------------------------------------------
Ceded premiums written                         $   (19,302)       (15,314)        $  (50,177)       (40,736)
Ceded premiums earned                              (15,240)       (12,590)           (43,051)       (35,061)
Ceded losses and loss expenses incurred            (27,416)        (2,422)           (31,044)        (4,203)

         - Included in direct losses and loss expenses incurred for Quarter and Nine Months ended September 30, 2003 are losses from Hurricane Isabel. $24.2 million of these losses are flood related which we 100% cede to the NFIP and $10.0 million are non-flood related.

         - Included in ceded losses and loss expenses incurred from our flood business for Quarter Ended and Nine Months ended September 30, 2003 are $24.2 million of losses incurred from Hurricane Isabel.

         - In addition to flood business, increases in ceded written and earned premium are primarily related to our Terrorism treaty placed on February 1, 2003.

         - Assumed written and earned premium increased primarily due to an increase in mandatory pool assumptions.

         Our property and casualty excess of loss treaties were renewed effective July 1, 2003. Under our casualty treaty, the Company retains the first $2.0 million of any casualty loss as well as 25% of the next $3.0 million in excess of the $2.0 million retention. The casualty program provides coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million participation. The casualty treaty distinguishes between Terrorism Risk Insurance Act (TRIA), and non-TRIA losses. Non-TRIA losses are treated like any other loss. The annual aggregate limit for certified terrorism (TRIA) losses is capped at two times each layer's occurrence limit, or $96.0 million. Consistent with the 2002 treaty, nuclear, biological and chemical losses are excluded, but there is no exclusion for mold losses or cyber risks. The following additional exclusions were added to the 2003 - 2004 treaty: 1) "Fortune 500" companies ($8.0 plus billion in sales);
         2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the type of exposures the Company insures, these additional exclusions are not expected to have a material impact on our results.

         Under the property excess of loss treaty, the Company retains the first $2.0 million of any loss and 25% of any loss up to $1.3 million in the $5.0 million excess of $5.0 million second layer. This is a change from 2002, when the Company had no participation in the second layer. The current treaty provides coverage of up to $16.8 million per risk in excess of the Company's $2.0 million retention and $1.3 million participation in the second layer . In 2002, the treaty provided coverage of up to $13.0 million per risk in excess of the Company's retention of $2.0 million. As with the casualty treaty, the property treaty distinguishes between certified and non-certified terrorism losses. The policy provides coverage for certified terrorism losses for all risks up to a $75.0 million total insured value, per location. The policy provides annual certified terrorism limits of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other loss and are not subject to limitations or annual aggregate caps. Consistent with the 2002 treaty, nuclear, biological and chemical losses are excluded.

         The estimated reinsurance cost for the property and casualty excess of loss treaties decreased approximately $1.1 million over the fiscal year ending September 2003.

6.       COMPREHENSIVE INCOME

         The Company's comprehensive income for Third Quarter 2003, Nine Months 2003, and the corresponding periods in the prior year are:

                                                      UNAUDITED,                        UNAUDITED,
                                                     QUARTER ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
(in thousands)                                    2003              2002            2003              2002
-----------------------------------------------------------------------------------------------------------
Net income                                     $    14,717         11,112        $    42,503         29,657
                                               -----------         ------        -----------         ------
Other comprehensive income (loss), increase
(decrease) in net unrealized gain on
available-for-sale securities, net of
deferred income tax effect                         (12,747)        15,315             21,824         17,738
                                               -----------         ------        -----------         ------
Comprehensive income                           $     1,970         26,427        $    64,327         47,395
                                               ===========         ======        ===========         ======

7.       CONCENTRATION OF CREDIT RISK

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $15.1 million as of September 30, 2003 and $17.0 million as of September 30, 2002. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of September 30, 2003 the maximum exposure to any one account for earned payroll is approximately $1.3 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

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

         The Company has adopted the pro forma footnote disclosure-only provisions of FAS 123. Based on the fair value method consistent with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

                                                                   UNAUDITED,                     UNAUDITED,
                                                                 QUARTER ENDED                   NINE MONTHS
                                                                 SEPTEMBER 30,                ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     2003              2002          2003         2002
----------------------------------------------------------------------------------------------------------------
Net income, as reported                                   $    14,717         11,112         42,503        29,657
Add: Stock-based employee compensation reported in
net income, net of related tax effect                           1,078            207          2,400         1,715
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards, net of related tax effects                           (771)          (620)        (3,136)       (3,001)
                                                          -----------         ------         ------        ------
Pro forma net income                                      $    15,024         10,699         41,767        28,371
                                                          ===========         ======         ======        ======
Net income per share:
Basic - as reported                                       $      0.56           0.43           1.63          1.18
Basic - pro forma                                                0.57           0.42           1.60          1.13
Diluted - as reported                                            0.53           0.41           1.54          1.11
Diluted - pro forma                                              0.54           0.40           1.52          1.06

9.       COMMITMENTS AND CONTINGENCIES

         Included in other investments is approximately $29.8 million of investments in limited partnerships as of September 30, 2003, and $23.5 million as of December 31, 2002. At September 30, 2003 the Company has an additional limited partnership investment commitment of up to $21.7 million. There is no certainty that any additional investment will be required.

         On May 21, 2003, a purported class action was brought against Consumer Health Network Plus, LLC, Alta Services, LLC and Selective Insurance Company of America , wholly-owned subsidiaries of Selective, together with ten other unrelated defendants. The lawsuit alleges that the defendants breached participating provider agreements and were unjustly enriched. We are vigorously defending this action, as we believe the Company has significant defenses to defeat the action. Further, since the suit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our results of operations, financial condition, liquidity and capital resources, off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments and critical accounting policies for the interim periods indicated. This discussion is prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) unless otherwise noted.

RESULTS OF OPERATIONS

The following discussion is a comparison of the third quarter ended September 30, 2003 (Third Quarter 2003) and the nine month period ended September 30, 2003 (Nine Months 2003) to the third quarter ended September 30, 2002 (Third Quarter
2002) and the nine month period ended September 30, 2002 (Nine Months 2002).

Our net income was $14.7 million, or $0.53 per diluted share, for Third Quarter 2003, compared with $11.1 million, or $0.41 per diluted share, for Third Quarter 2002. Our net income was $42.5 million, or $1.54 per diluted share, for Nine Months 2003, compared with $29.7 million, or $1.11 per diluted share, for Nine Months 2002. Included in net income are net realized capital gains, after-tax, of $0.7 million for Third Quarter 2003 and $5.4 million for Nine Months 2003, compared with $1.0 million for Third Quarter 2002 and $0.8 million for Nine Months 2002.

OPERATING SEGMENTS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations are evaluated based on underwriting results determined in accordance with GAAP; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of accounting policies, refer to Note 1 to our consolidated financial statements on pages 43 through 47 of our 2002 Annual Report to Shareholders (incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002) and the discussion beginning on page 20 of this report on Form 10-Q. See Note 4 to the September 30, 2003 unaudited interim consolidated financial statements on pages 6 and 7 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

Insurance Operations Segment

                                                          Unaudited,                          Unaudited,
ALL LINES                                        Quarter ended September 30,        Nine Months ended September 30,
($ in thousands)                                   2003                 2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                          $     317,513               267,439        947,779          817,171
                                              =============         =============        =======          =======
Net premiums earned                           $     289,681               251,991        832,867          730,784
Less:
Losses and loss expenses incurred                   204,184               182,974        593,027          532,951
Net underwriting expenses incurred                   90,863                77,779        262,774          223,627
Dividends to policyholders                              914                 1,358          3,852            4,685
                                              -------------         -------------        -------          -------
Underwriting loss                             $      (6,280)              (10,120)       (26,786)         (30,479)
                                              -------------         -------------        -------          -------
GAAP RATIOS:
Loss and loss expense ratio                            70.5%                 72.6           71.2%            72.9
Underwriting expense ratio                             31.4%                 30.9           31.5%            30.6
Dividends to policyholders ratio                        0.3%                  0.5            0.5%             0.7
                                              -------------         -------------        -------          -------
Combined ratio                                        102.2%                104.0          103.2%           104.2
                                              =============         =============        =======          =======

Net premiums written increased by approximately $50.1 million, or 19%, to $317.5 million in Third Quarter 2003 and by $130.6 million, or 16%, to $947.8 million in Nine Months 2003 when compared with the same periods in 2002. Net premiums written for Third Quarter 2003 included $68.3 million in net new business written, an increase of 31% compared with $52.2 million in Third Quarter 2002. Nine Months 2003 included $203.7 million in net new business written, an 18% increase over $172.0 million for Nine Months 2002. The lower combined ratio reflects almost four years of commercial lines renewal premium price increases totaling 75%. These renewal premium price increases were approximately 12% in Third Quarter 2003 compared with approximately 19% in Third Quarter 2002 and 13% for Nine Months 2003 compared with 19% for Nine Months 2002.

The loss and loss expense ratio decreased 2.1 points to 70.5% for Third Quarter 2003 and 1.7 points to 71.2% for Nine Months 2003 when compared with the same periods in 2002. The improvements are primarily due to increased premium rates, underwriting improvements and improved retention, mainly in our commercial lines business, which comprises over 82% of net premium written. The Third Quarter 2003 loss and loss expense ratio was negatively impacted by $13.5 million of weather-related catastrophes, or 4.7 points, compared with $3.1 million, or 1.2 points, in Third Quarter 2002. Included in Nine Months 2003 results were weather-related catastrophe events that occurred mainly in the first and third quarters of 2003, adding $25.3 million to losses incurred and 3.0 points to the loss and loss expense ratio, compared with $10.4 million and 1.4 points for Nine Months 2002.

The underwriting expense ratio increased 0.5 points to 31.4% for Third Quarter 2003 and 0.9 points to 31.5% for Nine Months 2003 compared with the same periods in 2002. Expenses related to employee retirement plans increased $0.6 million, or 34%, for Third Quarter 2003 when compared with Third Quarter 2002 and $2.2 million, or 40%, for Nine Months 2003 when compared to the same period in 2002. Additionally, profit-based agent commissions incurred increased $2.5 million, or 60% for Third Quarter 2003 and $6.0 million, or 50% for Nine Months 2003 when compared with the same periods one year earlier due to improved underwriting profitability. These profit-based commissions are offered to agents to incent them to increase their premium volume with their most profitable business. However, these commissions are deferred and expensed ratably in relation to earned premium for proper matching.. As our insurance business has become more profitable, these commissions have increased, however not necessarily proportionate with earned premium, because some of our agents do not quality for these commissions because their level of profitability does not meet company standards. Also impacting the expense ratio is a changed deferred acquisition cost amortization estimate that management believes better matches underwriting expenses with earned premium by quarter. The change in estimate will have no impact for the full year.

Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, was approximately $662,000 for the twelve-month period ended September 30, 2003, up from $580,000 for the same period in 2002. Our strategic initiatives which are designed to either reduce costs and/or increase business include: i) streamlined processing for small commercial lines accounts (One & Done); ii) a web-based commercial lines automated system, and
iii) claim and underwriting Service Centers. These initiatives are partially offsetting the increased expenses noted above and increasing our productivity measure.

Commercial Lines Underwriting

                                                       Unaudited,                         Unaudited,
COMMERCIAL LINES                               Quarter ended September 30,       Nine Months ended September 30,
($ in thousands)                                   2003               2002           2003                2002
---------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                          $     261,397         215,265      $     780,821          662,026
                                              =============         =======      =============          =======
Net premiums earned                           $     235,564         201,819      $     674,911          582,049
Less:
Losses and loss expenses incurred                   160,688         142,099            472,270          412,001
Net underwriting expenses incurred                   73,892          64,180            214,183          181,148
Dividends to policyholders                              914           1,358              3,852            4,685
                                              -------------         -------      -------------          -------
Underwriting loss                             $          70          (5,818)     $     (15,394)         (15,785)
                                              -------------         -------      -------------          -------
GAAP RATIOS:
Loss and loss expense ratio                            68.2%           70.4               70.0%            70.8
Underwriting expense ratio                             31.4%           31.8               31.7%            31.1
Dividends to policyholders ratio                        0.4%            0.7                0.6%             0.8
                                              -------------         -------      -------------          -------
Combined ratio                                        100.0%          102.9              102.3%           102.7
                                              =============         =======      =============          =======

Commercial Lines Underwriting accounted for approximately 82% of net premiums written in Nine Months 2003 compared with 81% in Nine Months 2002. Net premiums written increased $46.1 million, or 21%, to $261.4 million for Third Quarter 2003 and $118.8 million, or 18%, to $780.8 million for Nine Months 2003 compared with the same periods in 2002. Net premiums written included $59.3 million in net new business written for Third Quarter 2003, a 34% increase when compared with $44.2 million in net new business written for Third Quarter 2002, and $177.9 million in net new business written in Nine Months 2003, a 17% increase when compared with $152.1 million in net new business written in Nine Months 2002.

For Third Quarter 2003, the Commercial Lines Underwriting combined ratio decreased 2.9 points to 100.0% from 102.9% for the same period in 2002. The lower combined ratio is driven by our renewal premium price increases, which continue to outpace loss trends. We have had fourteen straight quarters of double-digit renewal premium price increases, including increases that averaged 12% in Third Quarter 2003 compared with 19% in Third Quarter 2002, and 13% for Nine Months 2003 compared with 19% for Nine Months 2002. At our current pricing level, we are six points above current loss trends. Importantly, policyholder retention improved 3 points to 81% for Nine Months 2003, compared with the same period last year. We monitor retention closely because ultimately, higher retentions yield better loss ratios and lower expenses. Underwriting initiatives across our commercial lines business have also resulted in improved loss ratios in those lines. Our Commercial Lines Underwriting combined ratio for Nine Months 2003 decreased to 102.3% from 102.7% for Nine Months 2002. This 0.4 point decrease is mainly attributable to the renewal price increases, higher retention and underwriting improvements discussed above.

For Third Quarter 2003 the Commercial Lines Underwriting loss and loss expense ratio decreased 2.2 points while Nine Months 2003 decreased 0.8 points when compared with the same periods in 2002. Included in the Third Quarter 2003 ratio are the impact of weather-related catastrophes, including Hurricane Isabel, of
3.7 points compared with 1.2 points in Third Quarter 2002. Nine Months 2003 include 2.8 points from weather-related storms, including Hurricane Isabel and severe winter storms which occurred in the first three months of 2003, compared with 1.3 points for Nine Months 2002.

Aside from the severe weather, our commercial property business, which accounted for 14% of Commercial Lines Underwriting net earned premium for Third Quarter 2003 and for Third Quarter 2002, posted favorable results for the quarter, with a loss and loss expense ratio of 61.5%, including 19.6 points from catastrophes. For the same period last year, the loss and loss expense ratio was 57.5%, including 5.9 points from catastrophes. In addition to price, the progress we have made in our commercial property line can be attributed to: better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

Also contributing to the Commercial Lines Underwriting improvement is our commercial automobile line of business, which accounted for 28% of Commercial Lines Underwriting net premiums earned in Third Quarter 2003 and 27% in Third Quarter 2002. This line registered another strong quarter, with a loss and loss expense ratio of 63.5%, down over six points compared with Third Quarter 2002. This line has been favorably impacted by a vehicle mix which contains a smaller percentage of heavy vehicles. Underwriting initiatives that more accurately target vehicle costs and classifications have also contributed to the improvement.

Our workers' compensation business, which accounted for 23% of commercial lines underwriting net premiums earned in Third Quarter 2003 and 24% in Third Quarter 2002, showed a modest improvement when compared with the same period last year, posting a loss and loss expense ratio of 82.5% for Third Quarter 2003, compared with 83.1% for Third Quarter 2002. Even though these results are getting better, they are still unacceptable on their own. Our account-based strategy focuses on writing this line as a companion product, with only 5% of workers compensation policies being stand-alone. Workers compensation insurance continues to be impacted by external factors, including: a regulatory climate that makes it difficult to obtain rate increases in some states; inflationary medical costs; increasing indemnity benefits; the slow economic recovery; and a decreasing number of workers' compensation only providers. However, we believe the strict underwriting measures we have put in place over the last three years, including: writing primarily small- to mid-size employers in low to medium hazard classes, requiring job site inspections and increasing by 36% the number of highly trained loss control representatives we employ, coupled with an aggressive pricing strategy, will make this a more manageable line for Selective.

Personal Lines Underwriting

                                                        Unaudited,                       Unaudited,
PERSONAL LINES                                Quarter ended September 30,      Nine Months ended September 30,
($ in thousands)                                  2003               2002            2003              2002
--------------------------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                          $     56,116          52,174      $     166,958         155,145
                                              ============          ======      =============         =======
Net premiums earned                           $     54,117          50,172      $     157,956         148,735
 Less:
 Losses and loss expenses incurred                  43,496          40,875            120,757         120,950
 Net underwriting expenses incurred                 16,971          13,599             48,591          42,479
                                              ------------          ------            -------         -------
Underwriting (loss)                           $     (6,350)         (4,302)     $     (11,392)        (14,694)
                                              ------------          ------            -------         -------
GAAP RATIOS:
Loss and loss expense ratio                           80.4%           81.5               76.4%           81.3
Underwriting expense ratio                            31.3%           27.1               30.8%           28.6
                                              ------------          ------            -------         -------
Combined ratio                                       111.7%          108.6              107.2%          109.9
                                              ============          ======            =======         =======

Personal Lines Underwriting accounted for approximately 18% of net premiums written for Nine Months 2003 compared with 19% for Nine Months 2002.

Personal Lines Underwriting net premiums written increased $3.9 million, or 8%, to $56.1 million for Third Quarter 2003 and $11.8 million, or 8%, to $167.0 million for Nine Months 2003 when compared with the same periods in 2002. Net premiums written included net new business written of $8.9 million in Third Quarter 2003, a 12% increase when compared with $8.0 million in Third Quarter 2002. Net new business written in Nine Months 2003 was $25.8 million, a 30% increase over the $19.9 million written in Nine Months 2002.

Personal Lines Underwriting combined ratio was 111.7% for Third Quarter 2003, up
3.1 points from the same period in 2002. The increase reflects: increased weather-related catastrophe losses of $4.9 million, or 9.0 points, in Third Quarter 2003 compared with $0.7 million, or 1.5 points in Third Quarter 2002. These losses were mainly in our homeowners line of business, which accounted for 15% of personal lines net earned premium for Third Quarter 2003, compared with 13% for Third Quarter 2002. Homeowners had a loss and loss expense ratio of 127.6% for Third Quarter 2003, of which 54.7 points are attributable to weather-related catastrophes, primarily Hurricane Isabel, compared with 75.5% for Third Quarter 2002, which had 6.6 points from catastrophes. This line was further impacted by several non-catastrophe large losses in Third Quarter 2003.

Partially offsetting the poor homeowners results were improved personal automobile results, which constituted 82% of personal lines underwriting net premium earned in Third Quarter 2003 and 83% in Third Quarter 2002. The personal automobile line produced a loss and loss expense ratio of 73.2% for Third Quarter 2003, compared with 79.1% for Third Quarter 2002. The improved results were attributable to our business in New Jersey, which accounted for 72% of our overall personal automobile net premiums written for Third Quarter 2003 and 71% for Third Quarter 2002, and 73% for Nine Months 2003 and 2002. In New Jersey we are earning higher premiums from price and tier changes, which increased average premium per vehicle 23% since December 31, 2000. These pricing improvements are reflected in our New Jersey personal automobile loss and loss expense ratio of 72.4% for Third Quarter 2003, over a six-point improvement from the same period in 2002.

While we are encouraged by our progress, the New Jersey personal automobile insurance market remains volatile. In May 2003, legislation was introduced that, if passed, would reverse some of this progress by allowing claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their life. We cannot presently predict if, or when, this legislation may pass, however, if it does, this change could generate a significant increase in liability losses and could lead to liability rate inadequacy and could adversely affect the Company's results of operations. However, the Company would file for premium rate increases to help offset these adverse effects.

Efforts to control our exposure in New York, due to the high cost of required participation in the involuntary personal automobile market, are beginning to pay off. Our net premiums written in New York decreased 17%, to $2.1 million, for Third Quarter 2003 compared with $2.5 million for Third Quarter 2002, and 12% to $6.8 million for Nine Months 2003 compared with $7.7 million for the same period last year. Since December 31, 2002, the number of vehicles in-force in New York has dropped 19%, to below 9,000. Our assigned risk charge, while still excessive, was $0.4 million for Third Quarter

2003, compared with $1.0 million for Third Quarter 2002 and $1.6 million for Nine Months 2003 compared with $2.5 million for Nine Months 2002. We have further renegotiated this charge, which is applied to our quota of the New York automobile involuntary plan premium from 72.5% to 33.3% effective January 1, 2004. We anticipate that the reduction in this charge will save us approximately $1.1 million in 2004.

The Personal Lines Underwriting expense ratio increased 4.2 points to 31.3% at Third Quarter 2003 from 27.1% at Third Quarter 2002. The increase is attributable to higher profit based commissions paid to our independent agents of $1.2 million, or 2.2 points in Third Quarter 2003, compared with $0.7 million, or 1.4 points in Third Quarter 2002. Additionally, in Third Quarter 2002, a one-time underwriting benefit of $1.5 million or 2.9 points was recorded from certain non-voluntary pools.

The Personal Lines Underwriting combined ratio was 107.2% for Nine Months 2003, down 2.7 points from the same period in 2002. The decrease is attributable to a
6.9 point decrease in our personal automobile loss and loss expense ratio for Nine Months 2003 to 74% compared with 80.9% for the same period in 2002. These improvements reflect the pricing and other initiatives discussed above.

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

Our property and casualty excess of loss treaties were renewed effective July 1, 2003, with reduced premium rates and increased protection in the structure. Under our casualty treaty, the Company retains the first $2.0 million of any casualty loss as well as 25% of the next $3.0 million in excess of the $2.0 million retention. The casualty program provides coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million participation. This structure is unchanged from 2002. In light of the Terrorism Risk Insurance Act of 2002 (TRIA), the casualty treaty distinguishes between certified (TRIA or foreign acts) and non-certified (all other or domestic) losses. Non-certified terrorism losses are treated like any other losses. The annual aggregate limit for certified terrorism (TRIA) losses is capped at two times each layer's occurrence limit, or $96.0 million. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the casualty excess of loss treaty however; our terrorism excess of loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract. The following additional exclusions were added to the 2003 - 2004 treaty: 1) "Fortune 500" companies ($8 plus billion in sales); 2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the types of exposures the Company insures, these additional exclusions are not expected to have a material impact on our results.

Under the property excess of loss treaty, the Company retains the first $2.0 million of any loss and 25% of any loss (up to $1.3 million) in the $5.0 million excess of $5.0 million second layer. This is a change from 2002, when the Company had no participation in the second layer. The current treaty provides coverage of up to $16.8 million per risk in excess of the Company's $2.0 million retention and $1.3 million participation in the second layer. In 2002, the treaty provided coverage of up to $13.0 million per risk in excess of the Company's retention of $2.0 million. As with the casualty treaty, the property treaty distinguishes between certified and non-certified terrorism losses. The policy provides coverage for certified terrorism (TRIA) losses for all risks up to $75.0 million in total insured value per location. The policy provides annual certified terrorism limits of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other losses and are not subject to limitations or annual aggregate caps. Nuclear, biological and chemical losses are excluded from the property excess of loss treaty however; our terrorism excess of loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded.

The estimated reinsurance cost for the property and casualty excess of loss treaties decreased approximately $1.1 million, for the contract year ending June 2004, compared to contract year ending June 2003.

Investments Segment

Although lower interest rates continue to put pressure on investment returns, we generated a 12% increase in investment income to $27.3 million for Third Quarter 2003, up from $24.5 million for Third Quarter 2002. For Nine Months 2003 we generated a 14% increase to $84.1 million, compared with $74.1 million for the same period last year. The increase reflects an increased asset base as our overall investment portfolio reached $2.4 billion at September 30, 2003, compared with $2.1 billion at September 30, 2002. The increased asset base is driven by $207.5 million of operating cash flow for Nine Months 2003 compared with $130.4 million for Nine Months 2002 due to improved underwriting results. Also, contributing to the increase were our limited partnership investments. These investments, which are subject to market fluctuations, added $0.2 million, after-tax, to investment income for Third Quarter 2003, compared with a loss of $0.4 million for Third Quarter 2002 and income of $1.7 million for Nine Months 2003 compared with a loss of $50,000 for Nine Months 2002. The after-tax portfolio yield is 3.7%, compared with 3.9% for the same period last year, reflecting downward pressure from maturing bonds that are being replaced by bonds with lower interest rates.

We anticipate that we will be out of the Alternative Minimum Tax position by year-end, which will continue to drive our appetite for tax-advantaged investments. The timing of this shift is working to the advantage of our investment portfolio, as municipal bonds remain attractive relative to Treasury securities on a historical basis.

We continue to maintain a conservative, diversified investment portfolio, with our bond holdings representing 86% of invested assets. Approximately 63% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with only 1% of the portfolio rated below investment grade.

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

         - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

         -    Any rating agency announcements.

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made. Realized gains net of realized losses included losses of $1.2 million attributed to impairment charges from investment write-downs during Third Quarter 2003. There were no impairment charges recorded during Third Quarter 2002. The Company realized gains and losses from the sale of available-for-sale debt and equity securities during Third Quarter 2003 and Third Quarter 2002 and during Nine Months 2003 and Nine Months 2002.

The following tables present the period of time that these securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale:

                                     Unaudited,                   Unaudited,
                            Quarter ended September 30,   Quarter ended September 30,
                                        2003                         2002
                            ---------------------------  ----------------------------
                            Fair Value on    Realized    Fair Value on     Realized
(in millions)                 Sale Date        Loss        Sale Date         Loss
-------------------------   ------------   ------------  -------------   ------------
Period of time in an
unrealized loss position

Debt securities:
0 - 6 months                $       17.5            0.3            7.8            0.2
7 - 12 months                          -              -            5.0              -
Greater than 12 months                 -              -              -              -
                            ------------   ------------   ------------   ------------
Total debt securities               17.5            0.3           12.8            0.2
                            ------------   ------------   ------------   ------------
Equities:
0 - 6 months                         1.0            0.1              -              -
7 - 12 months                          -              -              -              -
Greater than 12 months                 -              -              -              -
                            ------------   ------------   ------------   ------------
Total equities                       1.0            0.1              -              -
                            ------------   ------------   ------------   ------------
Total                       $       18.5            0.4           12.8            0.2
                            ============   ============   ============   ============

                                       Unaudited,                       Unaudited,
                           Nine Months ended September 30,   Nine Months ended September 30,
                                        2003                             2002
                            ---------------------------       ---------------------------
                            Fair Value on    Realized         Fair Value on    Realized
(in millions)                 Sale Date        Loss             Sale Date        Loss
-------------------------   ------------   ------------       ------------   ------------
Period of time in an
unrealized loss position

Debt securities:
0 - 6 months                $       22.5            0.3               26.6            4.7
7 - 12 months                          -              -                  -              -
Greater than 12 months                 -              -                2.4            0.7
                            ------------   ------------       ------------   ------------
Total debt securities               22.5            0.3               29.0            5.4
                            ------------   ------------       ------------   ------------
Equities:
0 - 6 months                         1.0            0.1                  -              -
7 - 12 months                          -              -                  -              -
Greater than 12 months                 -              -                  -              -
                            ------------   ------------       ------------   ------------
Total equities                       1.0            0.1                  -              -
                            ------------   ------------       ------------   ------------
Total                       $       23.5            0.4               29.0            5.4
                            ============   ============       ============   ============

These securities were sold despite the fact that they were in a loss position due to heightened credit risk of the individual security sold, the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions, or tax planning strategies.

UNREALIZED LOSSES

The following table summarizes, for all available-for-sale securities in an unrealized loss position at September 30, 2003 and December 31, 2002, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

                                         Unaudited
(in millions)                      September 30, 2003             December 31, 2002
----------------------------  ---------------------------   ---------------------------
                                                 Gross                         Gross
Period of time in unrealized      Fair        Unrealized         Fair       Unrealized
loss position                    Value           Loss           Value          Loss
                              ------------   ------------   ------------   ------------
Debt securities:
0 - 6 months                  $      187.5            3.4          110.8            3.3
7 - 12 months                          5.6              -           12.9            0.3
Greater than 12 months                10.8            0.9           19.8            3.0
                              ------------   ------------   ------------   ------------
Total debt securities                203.9            4.3          143.5            6.6
                              ------------   ------------   ------------   ------------
Equities:
0 - 6 months                           5.2            0.2           15.6            2.3
7 - 12 months                            -              -           15.9            3.2
Greater than 12 months                17.1            2.5            8.3            2.4
                              ------------   ------------   ------------   ------------
Total equities                        22.3            2.7           39.8            7.9
                              ------------   ------------   ------------   ------------
Total                         $      226.2            7.0          183.3           14.5
                              ============   ============   ============   ============

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at September 30, 2003 by maturity:

                                                Amortized     Fair
(in millions)                                     Cost       Value
---------------------------------------------   --------   --------
One year or less                                $   24.2       23.4
Due after one year through five years               37.7       37.1
Due after five years through ten years             106.4      104.4
Due after ten years through fifteen years           39.9       39.0
Due after fifteen years                                -          -
                                                --------   --------
Total                                           $  208.2      203.9
                                                ========   ========

At September 30, 2003 our investment portfolio included non-investment grade securities with an amortized cost of $26.8 million, 1% of the portfolio, and a fair value of $27.6 million. At December 31, 2002, non-investment grade securities in our investment portfolio represented less than 1% of the portfolio, with an amortized cost of $14.7 million and a fair value of $13.3 million. The unrealized loss on these securities represented 12% of our total unrealized loss at September 30, 2003, and 10% at December 31, 2002. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company did not have a material investment in non-traded securities at September 30, 2003, or at December 31, 2002. The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At September 30, 2003, 19% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, only one of which was in an unrealized loss position, compared with 11% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated securities at "Baa1" and the average Standard and Poor's rating is "A", with the lowest rated security at "BBB".

Diversified Insurance Services Segment

                                                         Unaudited,                      Unaudited,
                                                Quarter ended September 30,    Nine Months ended September 30,
($ IN THOUSANDS)                                    2003           2002             2003             2002
------------------------------------------      ------------   ------------    -------------   ----------------
MANAGED CARE
Net revenue                                     $      5,375          5,845     $     17,412         17,243
Pre-tax profit                                           953            549            3,015          2,464
FLOOD INSURANCE
Net revenue                                            7,386          5,268           17,917         14,036
Pre-tax profit                                         2,400          1,374            4,590          3,028
HUMAN RESOURCE ADMINISTRATION OUTSOURCING
Net revenue                                           11,137          9,753           32,453         28,229
Pre-tax (loss)                                          (520)           (37)            (408)          (885)
OTHER
Net revenue                                              555            455            1,490          1,365
Pre-tax profit                                            28             19              210            291
TOTAL
Net revenue                                           24,453         21,321           69,272         60,873
Pre-tax profit                                         2,861          1,905            7,407          4,898
Net income, from continuing operations                 1,892          1,256            4,972          3,266
Return on net revenue                                    7.7 %          5.9              7.2 %          5.4

The Diversified Insurance Services segment's continuing operations generated $24.5 million of revenue and $1.9 million of net income for Third Quarter 2003 compared with $21.3 million of revenue and $1.3 million of net income for the Third Quarter 2002. Continuing operations from these same businesses generated $69.3 million of revenue and $5.0 million of net income for Nine Months 2003 compared with $60.9 million of revenue and $3.3 million of net income for the same period in 2002. The segment generated a return on net revenue of 7.7% for the Third Quarter 2003 and 7.2% for the Nine Months 2003, compared with 5.9% for the Third Quarter 2002 and 5.4% for the Nine Months 2002.

Managed Care

Our medical provider network has expanded to 92,178 locations as of September 30, 2003 from 81,454 locations as of September 30, 2002. Network and client expansion as well as pricing continue to be our key initiatives. Revenues decreased 8% to $5.4 million for Third Quarter 2003 compared with $5.8 million for Third Quarter 2002 due to the loss of several large clients. Nine Months 2003 increased slightly to $17.4 million compared with $17.2 million for Nine Months 2002. Despite reduced revenues, pre-tax profit improved to $1.0 million for Third Quarter 2003 compared with $0.5 million for Third Quarter 2002 and $3.0 million for Nine Months 2003 compared with $2.5 million for Nine Months 2002 primarily due to expense reduction initiatives.

Flood Insurance

Premium growth of 26.0% for Third Quarter 2003 and 23.2% for Nine Months 2003 compared with the same periods a year ago have been driven by enhanced marketing efforts with the personal lines underwriting operation. These efforts have resulted in new business of $5.6 million for Third Quarter 2003 compared with $4.0 million for the comparable period last year, and $14.6 million for Nine Months 2003 compared with $10.8 million for the same period last year. This growth brings our total premium served to $62.7 million compared with $51.4 million a year ago. Premium growth has resulted in increased servicing fees of $6.5 million for Third Quarter 2003 compared with $5.2 million for Third Quarter 2002 and $16.8 million for Nine Months 2003 compared with $13.8 million for Nine Months 2002. Included in Third Quarter 2003 net revenue is $0.8 million from claim administrative servicing fees from Hurricane Isabel claims. Pre-tax profit increased to $2.4 million due to the aforementioned growth and claim administration fees for Third Quarter 2003 compared with $1.4 million for Third Quarter 2002 and $4.6 million for Nine Months 2003 compared with $3.0 million for Nine Months 2002.

Human Resource Administration Outsourcing (HR outsourcing)

Revenue for Selective HR Solutions Inc., provider of our human resources administration outsourcing product, was $11.1 million for Third Quarter 2003, up 14% compared with $9.8 million last year. Nine Months 2003 increased 15% to $32.5 million compared with $28.2 million for Nine Months 2002. Pre-tax loss was $0.5 million for Third Quarter 2003, while Third Quarter 2002 broke even. For Nine Months 2003, pre-tax loss was $0.4 million compared with a pre-tax loss of $0.9 million for same period last year. Third Quarter 2003 and Nine Months 2003, were impacted by a one-time pre-tax charge of $0.5 million for the potential escheatment of certain payroll-related checks. On a year-to-date basis, pricing continues to move higher, as our workers' compensation fees increased 9.5% and client administration fees rose 6%. For Nine Months 2003, we added 4,314 new worksite lives, which pushed our total to 20,198 compared with 21,592 at the same time last year.

Federal Income Taxes

Total federal income tax expense increased $1.4 million for Third Quarter 2003 and $6.9 million for Nine Months 2003 to $4.2 million and $12.7 million, respectively, compared with the same periods last year. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for the Third Quarter 2003 was 22%, compared with 20% for the same period last year and 23% for Nine Months 2003, compared with 16% for the same period last year. The increase is attributable to improved underwriting results, increased capital gains on investment sales and the re-balancing of our debt securities portfolio. This re-balancing increased our allocation to taxable bonds in order to maximize after-tax yield.

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

Based upon the 2002 statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2003 ordinary dividends in the aggregate amount of $51.1 million. There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Note 7 to our Consolidated Financial Statements on page 54 and 55 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2002. Dividends to stockholders are declared and paid at the discretion of the Board based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. On November 4, 2003 the Board has declared a 2 cent increase in the cash dividend to $0.17 per share payable to stockholders of record. The Parent has paid regular quarterly cash dividends to its stockholders for 74 consecutive years and currently plans to continue to pay quarterly cash dividends.

The Parent's cash requirements include principal and interest payments on the various senior notes and subordinated debentures, dividends to stockholders and general operating expenses. Effective November 4, 2003, the Board of Directors has approved a new common stock repurchase program. Under the program, that runs until November 30, 2005, the Parent has the authority to repurchase up to 2.5 million shares. Under our previous common stock repurchase program, which ran from 1996 to May 31, 2003, the Parent had repurchased a total of 7.3 million shares of its common stock at a total cost of approximately $140.5 million. The Parent generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income. For Nine Months 2003, cash provided by operating activities was $207.5 million compared with $130.4 million for Nine Months 2002. The improvement is a result of the significant net premium written growth and improved underwriting results.

Total assets increased 12%, or $350.6 million, at September 30, 2003 from December 31, 2002. Invested assets increased $229.2 million primarily due to net purchases of $186.9 million funded by $207.5 million of operating cash flow, $33.6 million increase in net unrealized gains on the portfolio, and $10.3 million of bonds purchased in late September that did not settle until October. Increased premium volume drove increases in premium receivables of $80.0 million and deferred policy acquisition costs of $25.6 million. Reinsurance recoverable on unpaid losses and loss expenses increased $27.1 million due to $19.1 million of flood reserves from Hurricane Isabel, which we 100% ceded to the National Flood Insurance Program. Securities receivable, classified within other assets, decreased $6.0 million due to bonds sold in late December that settled in January 2003.

Total liabilities increased 12%, or $288.0 million, at September 30, 2003 from December 31, 2002. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $122.8 million. Loss and loss expense reserves increased $148.3 million as a result of: (i) increasing loss trends, which include inflation and rising medical costs, (ii) $19.1 million of flood reserves from Hurricane Isabel mentioned above and (iii) $10.0 million in non-flood related losses from Hurricane Isabel as of September 30, 2003. Securities payable, classified within other liabilities, increased $10.3 million for the reason noted above. Deferred federal income tax liability increased $10.8 million from a receivable of $8.7 million at December 31, 2002 to a payable of $2.1 million at September 30, 2003 primarily due to the increase in unrealized gains in the debt and equity portfolios. Notes payable decreased $24.0 million due to a scheduled payment in May on the 8.63% Senior Notes of $6.0 million and a scheduled payment in August on the 8.77% Senior Notes of $18.0 million.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At September 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2002. We fully expect to have the capacity to repay and/or refinance these obligations as they come due.

As of September 30, 2003 we have available revolving lines of credit amounting to $45.0 million, a $5.0 million decrease from the $50.0 million available at December 31, 2002, under which no balances are outstanding as of either period. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16 to our consolidated financial statements on page 64 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2002.

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

         Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of September 30, 2003, the Company had accrued $1.6 billion of loss and loss expense reserves compared with $1.4 billion at December 31, 2002.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $523.5 million to $666.5 million at December 31, 2002. A range has not been established at September 30, 2003 because management believes it would not be meaningful. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $686.5 million at September 30, 2003 and $588.5 million at December 31, 2002. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

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

Included in the loss and loss expense reserves above are amounts for environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at September 30, 2003, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

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

There have not been any changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)      Reports on Form 8-K:

         On October 8, 2003, the Company furnished a report on Form 8-K under
         Item 12 thereof announcing the impact of weather-related catastrophe on third quarter 2003 results. The Company's press release dated October 8, 2003 was attached as Exhibit 99.1.

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

SELECTIVE INSURANCE GROUP, INC.
REGISTRANT

By: /s/ Gregory E. Murphy                                  November 11, 2003
----------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                                   November 11, 2003
----------------------------------
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

                                INDEX TO EXHIBITS

Exhibit No.
-----------
*  11      Statement Re: Computation of Per Share Earnings.

*  31.1    Certification of Chief Executive Officer in accordance with Section
           302 of the Sarbanes-Oxley Act of 2002,

*  31.2    Certification of Chief Financial Officer in accordance with Section
           302 of the Sarbanes-Oxley Act of 2002,

*  32.1    Certification of Chief Executive Officer in accordance with Section
           906 of the Sarbanes-Oxley Act of 2002.

*  32.2    Certification of Chief Financial Officer in accordance with Section
           906 of the Sarbanes-Oxley Act of 2002.

-------------------------
* Filed herewith