Form 10-K
period 2003-12-31
SELECTIVE INSURANCE GROUP INC
filed 2004-03-02
CIK 230557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended...December 31, 2003 OR

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

     [X] Yes            [ ] No

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on last sale price on the Nasdaq National Market on June 30, 2003.

     Common Stock, par value $2 per share: $650,927,707

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2004.

     Common Stock, par value $2 per share: 27,301,987

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

Portions of the registrant's 2003 Annual Report to Shareholders are incorporated by reference in Parts I and II of this report.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report, including information incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct.

Factors which could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements, include, but are not limited to:

     - the frequency and severity of catastrophic events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, explosions and terrorism;

     -    adverse economic, market or regulatory conditions;

     - the concentration of our business in a number of east coast and midwestern states;

     -    the adequacy of our loss reserves;

     -    the cost and availability of reinsurance;

     - our ability to collect on reinsurance and the solvency of our reinsurers;

     - uncertainties related to insurance premium rate increases and business retention;

     - changes in insurance regulations that impact our ability to write and/or cease writing insurance policies in one or more states, particularly changes in New Jersey automobile insurance laws and regulations;

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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All of the forward-looking statements in this report are qualified by reference to the factors discussed under "Risk Factors" beginning on page 18 of this report. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1. BUSINESS.

GENERAL

Selective Insurance Group, Inc., (Parent) is a holding company that was established in 1977. The Parent, through its subsidiaries, (collectively, Selective or the Company) offers property and casualty insurance products and diversified insurance services products. The Company maintains a website at www.selective.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as practicable after the electronic filing of such material with, or the furnishing of it to, the Securities and Exchange Commission.

We offer commercial and personal insurance products through Selective Insurance Company of America (SICA), Selective Way Insurance Company (SWIC), Selective Insurance Company of the Southeast (SISE), Selective Insurance Company of South Carolina (SISC), and Selective Insurance Company of New York (SINY) (collectively, the Insurance Subsidiaries). Our Diversified Insurance Services' products are sold by: Alta Services, LLC (Alta), a New Jersey-based managed care company that provides medical claims handling services to our Insurance Subsidiaries and other insurers, Consumer Health Network Plus, LLC (CHN), a New Jersey-based preferred provider organization (PPO), Northeast Health Direct, LLC
(NHD), a New England-based PPO and SelecTech, LLC, a New Jersey-based third party administrator (collectively, CHN Solutions), Selective HR Solutions, Inc., a Florida-based human resource administration outsourcing organization (HR outsourcing), and a division of SICA (Flood) that provides flood insurance and claim administration services to homeowners and commercial customers.

Our insurance products are sold through approximately 800 independent agents in 20 northeastern, midatlantic, southeastern and midwestern states. We offer a broad range of commercial insurance and alternative risk management products to small- and mediumsized businesses and government entities in these states. Our commercial insurance products represent over 80% of net premiums written. We also provide personal insurance products to individuals and families which represent approximately 20% of net premiums written and are limited to about half our states. We write business in the following states: Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia and Wisconsin.

We have diversified our businesses to develop fee-based revenues. We offer diversified insurance services which include: flood business serviced by us for the federal government's National Flood Insurance Program, managed care services and HR outsourcing products and services.

The Company has classified its business into three operating segments: Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and HR outsourcing). Amounts from our software development and program administration business, which we sold during 2002, have been reclassified in prior years as discontinued operations. For a discussion of, and information about, our segments and discontinued operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8. "Financial Statements and Supplementary Data," Note 10 to the consolidated financial statements, "Segment Information," and Note 13 to the consolidated financial statements, "Discontinued Operations."

INSURANCE OPERATIONS SEGMENT

The Insurance Operations segment sells and services property and casualty insurance products. Our principal strategy is to generate profitable premium growth based on superior customer service and strong franchise value with our independent agents. In addition, we strive to maintain and build on Selective's position as a market leader among regional property and casualty insurers.

The segment is managed by type of business: commercial lines underwriting and personal lines underwriting. Lines of business covered by the commercial lines underwriting segment include: fire/inland marine, workers' compensation, general liability, automobile, business owners' policy and bonds. The personal lines underwriting lines of business include automobile and homeowners' insurance coverages. In addition to lines of business, we also analyze the results of this segment by regional office, agent and strategic business unit, which are organized around classes of customers to analyze insurance needs unique to those customers.

For the ten years ended December 31, 2003, our average statutory loss and loss expense ratio was 72.0%, which outperformed the property and casualty industry's average ratio of 79.4%, as reported by A.M. Best Company (A.M. Best). (See "glossary of terms" on Exhibit 13 on Form 10-K). We attribute our performance to the franchise value we have created with our independent agency force, expertise in underwriting property and casualty insurance risks, and our penetration of high quality markets in the northeastern, southeastern, midatlantic and midwestern states. For the ten years ended December 31, 2003, our average statutory underwriting expense ratio was 31.0% compared with 26.5% for the property and casualty industry. Our historical statutory underwriting expense ratio is higher than the industry average primarily due to: (i) the industry average underwriting expense ratio reflects the inclusion of direct writers of insurance, companies that do not use independent agents, which generally have lower distribution costs than we do, and (ii) over 80% of our net premiums written are in the more expensive commercial lines business compared with the industry at 54%, as reported by A.M. Best. Our average statutory combined ratio of 103.8% over the last ten year period outperformed the property and casualty industry average statutory combined ratio of 107.1% over that period.

The table below sets forth a comparison of certain Company and industry statutory ratios:

                                           Simple
                                          Average of
                                          All Periods
                                          Presented    2003   2002    2001    2000    1999    1998    1997    1996    1995    1994
                                          ---------    ----   ----    ----    ----    ----    ----    ----    ----    ----    ----
CERTAIN COMPANY RATIOS: (1)

Loss                                        61.5%      59.4    61.4    64.1    66.4    65.0    59.9    56.8    60.6    60.4    60.6
Loss expense                                10.5       10.9    10.9    10.2     9.3     9.4    10.3    11.4    10.8    10.8    11.1
Underwriting expense                        31.0       30.7    30.3    31.5    31.7    30.5    32.2    31.2    30.8    29.4    31.6
Policyholders' dividends                     0.8        0.5     0.6     0.9     0.9     0.8     0.7     0.7     0.7     1.0     1.0
Statutory combined ratio (2)               103.8      101.5   103.2   106.7   108.2   105.7   103.2   100.1   102.9   101.6   104.3
Growth (decline) in net premiums written     7.5       15.7    13.8    10.5     3.6     8.1     4.4     3.7    (8.6)    8.5    14.8

CERTAIN INDUSTRY RATIOS: (1) (3)

Loss                                        66.4       63.3    68.9    75.4    68.6    65.4    63.1    60.3    65.4    65.7    68.1
Loss expense                                13.0       12.8    12.8    13.1    12.9    13.4    13.1    12.5    12.9    13.2    13.0
Underwriting expense                        26.5       24.5    25.2    26.6    27.5    27.9    27.7    27.1    26.4    26.3    26.0
Policyholders' dividends                     1.2        0.5     0.6     0.8     1.4     1.3     1.7     1.7     1.1     1.4     1.3
Statutory combined ratio (2)               107.1      101.1   107.4   115.9   110.4   108.1   105.6   101.6   105.8   106.4   108.5
Growth in net premiums written               5.6       10.2    14.9     8.5     4.7     1.9     1.8     2.9     3.4     3.6     3.8

COMPANY FAVORABLE (UNFAVORABLE) TO
INDUSTRY:
Statutory combined ratio                     3.3       (0.4)    4.2     9.2     2.2     2.4     2.4     1.5     2.9     4.8     4.2
Growth (decline) in net premiums written     1.9        5.5    (1.1)    2.0    (1.1)    6.2     2.6     0.8   (12.0)    4.9    11.0


Note:  Some amounts may not foot due to rounding.

1. The ratios and percentages are based upon Statutory Accounting Principles (SAP) prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, the Company adopted a codified set of statutory accounting principles, as required by the National Association of Insurance Commissioners (NAIC). These principles were not retroactively applied, but would not have had a material effect on the ratios presented above. These principles may differ from accounting principles generally accepted in the United States of America (GAAP). For definitions of these ratios, please refer to Exhibit 13 on Form 10-K.

2. A statutory combined ratio under 100% generally indicates an underwriting profit and a statutory combined ratio over 100% generally indicates an underwriting loss. Because of investment income, a company may still be profitable although its statutory combined ratio exceeds 100%.

3. Source: A.M. Best. The industry ratios for 2003 have been estimated by A.M. Best.

     INSURANCE OPERATIONS RESULTS

                                                             Year Ended December 31,
(in thousands)                                     2003             2002            2001
----------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS

Net premiums written                           $  1,219,159      1,053,487         925,420
                                               ============      =========         =======
Net premiums earned                            $  1,133,070        988,268         883,048
Losses and loss expenses incurred                   798,630        714,580         655,884
Net underwriting expenses incurred                  354,638        306,669         279,527
Policyholders' dividends                              5,054          5,762           8,275
                                               ------------      ---------         -------
Underwriting loss                              $    (25,252)       (38,743)        (60,638)
                                               ============      =========         =======
GAAP RATIOS:
Losses and loss expense ratio                          70.5%          72.3%           74.3%
Underwriting expense ratio                             31.3%          31.0%           31.7%
Policyholders' dividends ratio                          0.4%           0.6%            0.9%
                                               ------------      ---------         -------
Combined ratio                                        102.2%         103.9%          106.9%
                                               ============      =========         =======

The Company's GAAP combined ratio was 102.2% in 2003, compared with 103.9% in 2002 and 106.9% in 2001. The decrease for 2003 when compared with 2002 resulted primarily from 15 consecutive quarters of double-digit commercial line renewal price increases, which resulted in an improvement in the commercial lines GAAP combined ratio of 1.2 points, to 101.5% in 2003 from 102.7% in 2002 and 104.9% in 2001. The personal lines GAAP combined ratio improved to 105.5% in 2003 from 108.8% in 2002 and 113.5% in 2001.

The primary difference between the statutory combined ratio and the combined ratio (GAAP basis) is that policy acquisition costs and other underwriting expenses are divided by net premiums written on a statutory basis, while on a GAAP basis these expenses are divided by net premiums earned. In addition, on a GAAP basis, policy acquisition costs are deferred and amortized over the life of the underlying policies.

The following table shows the distribution of total net premiums written, by state, for the periods indicated:

                                                 Year Ended December 31,
                                          ----------------------------------
NET PREMIUMS WRITTEN                      2003           2002           2001
--------------------                      ----           ----           ----
New Jersey                                38.5%          39.8           40.3
Pennsylvania                              13.7           13.8           13.5
New York                                  10.4           10.8           11.5
Maryland                                   6.9            6.6            7.0
Virginia                                   5.5            5.3            5.1
North Carolina                             3.8            4.0            3.2
Illinois                                   2.9            2.9            3.0
Georgia                                    2.9            2.5            2.4
Indiana                                    2.5            2.4            2.6
South Carolina                             2.1            2.1            2.5
Ohio                                       2.0            2.0            2.1
Michigan                                   1.7            1.5            1.3
Delaware                                   1.5            1.5            1.6
Wisconsin                                  1.4            1.5            1.6
Other states                               4.2            3.3            2.3
                                         -----          -----          -----
Total                                    100.0%         100.0          100.0
                                         -----          -----          -----

     AGENCY DISTRIBUTION FORCE

We sell insurance products through independent insurance agents. Our strong agency relationships start with providing a broad range of products, an ease of doing business due to our field presence and technology initiatives, superior underwriting and claims service, stable markets, consistent underwriting standards, and opportunity for growth and profitability. We have competitive commission schedules and agents earn average commissions of approximately 15% of their direct premiums written, and in addition can earn up to a maximum of 17.5% of direct premium written under our agency profit sharing plan. We have six regional offices and a service center office strategically located throughout our geographic service area so that our staff can maintain a high level of communication with agents. Senior management interacts frequently with agents through a variety of company-sponsored events where groups of agents advise and help management develop corporate strategies and key initiatives. In each operating territory, agency sales and customer service representative meetings are held where leading local agents discuss with management how we can improve product offerings, customer service and overall efficiency.

We continue to work with independent insurance agents to generate profitable premium growth. While the long-term effects of ongoing agency consolidation and bank acquisitions of agencies cannot be fully anticipated, we are taking steps to work even more closely with our best agents including those purchased by banks or other institutional entities.

     FIELD STRATEGY

We deploy field underwriters - agency management specialists (AMS) and field claim adjusters - claims management specialists (CMS) into the territories serviced by our agents. As of December 31, 2003, there were approximately 75 AMSs and 130 CMSs working in our operating territories. Working and living near agents and customers enables AMSs to work cooperatively with agents to evaluate new business opportunities and develop strong relationships based on technical excellence and regular, personal interaction. The AMSs work account-by-account to ensure we make good underwriting decisions. CMSs also work and live close to agents and customers so they are able to be on-site quickly after a loss occurs, as well as conduct on-site inspections and obtain knowledge about potential exposures. We believe that personal, early intervention by CMSs results in higher levels of customer satisfaction, quicker, more accurate claim settlements, and better fraud detection.

AMSs and CMSs are supported by six regional field offices located throughout our operating territories and underwriting and claim service centers in Richmond, Virginia. In addition to supporting agency service and relationship objectives, the regional offices and Underwriting Service Center are responsible for handling renewal business. The AMSs, regional office underwriting teams, service center underwriters, and agents work together with corporate management to maintain underwriting discipline and business quality. The account-by-account and team strategy for underwriting supports our objective of retaining established accounts with favorable underwriting results.

     UNDERWRITING

The AMSs, regional offices and agents all play an integral role in the underwriting process, subject to our underwriting guidelines for particular policies and types of customers. The regional offices work with our strategic business units, which are organized by type of customer and line of business, to develop products and underwriting guidelines as well as growth and profitability objectives. The actuarial department, located in our corporate headquarters, also works with the regions and the strategic business units to determine pricing and to monitor profitability. These activities are also based on AMS input regarding agents' needs for products and pricing. As our competitors implement across-the-board rate increases, we are able to write the type of business that fits our profile, at a sound price, through our one risk at a time field-underwriting model.

The Underwriting Service Center helps our independent insurance agents serve their small-to-mid-size business customers throughout all of our operating territories. Through the Underwriting Service Center, Selective employees who are licensed agents, utilize technology to respond by e-mail, phone and/or fax to customer inquiries about insurance coverage, billing transactions and more. In return for the services provided, the commission we pay to the independent insurance agent is reduced by two points. The Underwriting Service Center also creates opportunities for additional sales and we believe positions us particularly well to compete for business from larger agencies, including those owned by banks and other agency aggregators who seem to be most interested in service center capabilities.

One & Done, our Internet-enabled small business system, allows agents to quote, bind and process small business policies from their offices, usually within minutes, without any intervention by the Company. Because property valuations and our underwriting criteria are embedded in the system, agents using these templates can quickly provide policies to owners of small businesses. This tool has been designed to support agents' skills at selecting good accounts and allows them to have more time to work on larger, more complex accounts. One & Done also allows us to produce new business at a lower underwriting expense ratio and provides the infrastructure to significantly grow these historically profitable business segments. Because of these features, we believe that this system is improving our competitive position in the small commercial lines marketplace.

During 2003, we completed a full implementation of a web-based version of our commercial lines automated system (CLAS). This version of CLAS has been developed based on input from our agents and is designed to deliver real-time transaction processing capability for quotes, new business issuance, endorsement processing and renewal quoting. Transactions are available to agents and company employees in a collaborative environment enabling simultaneous decision-making in a straight through processing environment. In 2004, we are beginning the process of integrating the CLAS system with agency management system vendors for billing and claims inquiry as well as integrated rating. We expect these additional capabilities to be completed during 2004.

Our 60 loss control representatives are responsible for surveying and assessing accounts from a risk/safety standpoint. Accounts receiving additional safety consulting services include larger insureds, those with a higher exposure to loss, accounts with particular needs, and insureds with higher-than-expected losses. The Loss Control Department not only helps us identify better-than-average accounts, it also helps business owners avoid losses and assists accounts that experience loss frequency or severity problems.

The Premium Audit Department conducts audits of a commercial accounts' financial records during the policy year, or at the end of a policy term, to adjust interim or final audit premium payments for those policies where sales or payroll are used to calculate premiums. The Department's procedures better match premium payments with more accurate sales and payroll information. This allows adequate levels of premium to be collected prior to policy expiration, minimizing the potential for uncollectible additional premiums after a policy has expired.

Commercial Lines and Personal Lines Underwriting highlights for the past three years are as follows:

         COMMERCIAL LINES UNDERWRITING HIGHLIGHTS

                                                                    Net            Net              GAAP
                                                                  Premiums       Premiums       Underwriting        GAAP
($ IN THOUSANDS)                                                  Written         Earned        Income (Loss)   Combined Ratio
------------------------------------------------------------------------------------------------------------------------------
Total Commercial Lines                        2003               $ 999,486        920,409          (13,528)        101.5%
                                              2002                 849,215        788,454          (21,135)        102.7
                                              2001                 723,842        678,321          (32,970)        104.9

Fire/Inland Marine                            2003                 143,185        130,305              660          99.5
                                              2002                 121,042        111,951            8,725          92.2
                                              2001                  99,501         92,489           (1,569)        101.7

Workers' Compensation                         2003                 240,860        221,024          (20,790)        109.4
                                              2002                 203,070        193,399          (20,488)        110.6
                                              2001                 180,322        170,129          (11,518)        106.8

General Liability                             2003                 281,064        256,217           (1,190)        100.5
                                              2002                 235,612        213,118           (5,756)        102.7
                                              2001                 191,885        179,287              374          99.8

Automobile                                    2003                 274,958        255,626           17,127          93.3
                                              2002                 233,589        216,311            1,151          99.5
                                              2001                 199,016        186,674          (15,379)        108.2

Business Owners' Policy (BOP)                 2003                  46,511         43,875           (8,121)        118.5
                                              2002                  42,565         39,695           (3,611)        109.1
                                              2001                  36,468         34,004           (7,002)        120.6

Bonds                                         2003                  11,757         12,461             (582)        104.7
                                              2002                  12,461         13,105           (1,237)        109.4
                                              2001                  15,780         14,994            1,992          86.7

Other                                         2003                   1,151            901             (632)        170.2
                                              2002                     876            875               81          90.7
                                              2001                     870            744              132          82.3

         PERSONAL LINES UNDERWRITING HIGHLIGHTS

                                                                    Net            Net              GAAP
                                                                  Premiums       Premiums       Underwriting        GAAP
($ IN THOUSANDS)                                                  Written         Earned        Income (Loss)   Combined Ratio
------------------------------------------------------------------------------------------------------------------------------
Total Personal Lines                          2003               $ 219,673        212,661          (11,724)        105.5%
                                              2002                 204,272        199,814          (17,608)        108.8
                                              2001                 201,578        204,727          (27,668)        113.5

Automobile                                    2003                 180,776        175,788           (3,875)        102.2
                                              2002                 169,090        166,442          (17,507)        110.5
                                              2001                 169,545        172,265          (29,705)        117.2

Homeowners                                    2003                  33,163         31,234           (7,844)        125.1
                                              2002                  28,518         26,985             (423)        101.6
                                              2001                  26,118         26,414              851          96.8

Other                                         2003                   5,734          5,639               (5)        100.1
                                              2002                   6,664          6,387              322          95.0
                                              2001                   5,915          6,048            1,186          80.4

     CLAIMS

Timely investigation and the fair settlement of meritorious claims is one of the most important customer services we provide. In addition, we aggressively investigate suspicious or potentially fraudulent claims so that appropriate action can be taken before payment is authorized. Company policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling losses and loss expenses.

CMSs are primarily responsible for investigating and settling claims directly with policyholders and claimants. By promptly and personally investigating claims, the CMS is able to provide personal service and quickly resolve claims. In territories where there is insufficient claim volume to justify the placement of a CMS, or when particular claim expertise is required, we use independent adjusters to investigate and settle claims.

Claim settlement authority levels are established for each CMS and supervisor based on their experience and expertise, up to a regional branch office limit of $100,000. Casualty claims with exposure potential generally in excess of $100,000, significant exposure to catastrophic injury or damage, property claims with an exposure greater than $50,000, as well as claims involving lawsuits against us and/or questions of coverage are reported to the home office where senior claim specialists review the claims and determine the appropriate reserve. CMSs also provide guidance on the handling of the claim until its final disposition. All environmental and other latent exposure claims are referred to a centralized environmental claims unit at the home office, which specializes in the management and consistency of decisions regarding coverage application to these varied exposures.

The Claim Service Center services all of our operating territories. The goal of the Claim Service Center is to enhance service with immediate claim triage on a twenty-four hours a day, 7 days a week basis. The Center is designed to reduce the cycle time on first party automobile claims and increase the usage of Selective's discounts at body shops and car rental agencies. The Center became operational in the second quarter of 2002 and it is estimated that it saved approximately $1 million in 2003.

We have a home office fraud unit to manage our field fraud investigators. The fraud unit adheres to uniform internal procedures to improve detection and action on potentially fraudulent claims. Our automated claim system tracks suspicious claims and determines the economic impact when a claim is not paid because it is judged to have been fraudulent. It is our policy to notify the proper authorities of our findings. We believe that this sends a clear message that we will not tolerate fraudulent activity committed against our company and our customers. Also, we provide anti-fraud training for underwriting employees or others who may be involved in claim handling matters.

We have also implemented additional loss cost containment initiatives. These initiatives include: (i) a comprehensive managed care program, administered by CHN Solutions, which has reduced workers' compensation and automobile loss costs; and (ii) voluntary automobile repair shop and rental programs.

     REINSURANCE

The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This reinsurance program permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. The Insurance Subsidiaries are parties to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered (treaty reinsurance), and reinsurance contracts handled on an individual policy or per-risk basis requiring the agreement of the reinsurer as to each risk insured (facultative reinsurance). Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.

We have a Reinsurance Security Committee that reviews and approves all reinsurers with whom we do business. The Reinsurance Security Committee reviews the financial condition of the reinsurer as well as applicable company ratings from: (i) A.M. Best; and (ii) Standard and Poor's Insurance Rating Services (S&P). Further information is obtained from our reinsurance brokers, direct reinsurers and market information sources. Company guidelines require a reinsurer to have an "A-" or better rating by A.M. Best. However, the Committee may approve reinsurers who have ratings below "A-" or who have not been assigned a rating in certain circumstances. The Committee may also disapprove reinsurers with acceptable A.M. Best ratings after review of other financial or operational data.

We continuously monitor the reinsurance program to determine that its protection is not excessive, but adequate to ensure the availability of funds to provide for losses while maintaining adequate funds for business growth. Our five largest reinsurers based on 2003 ceded premiums are: Partner Reinsurance Company of the US, Axa Reassurances (Paris), General Reinsurance Corporation, Hartford Steam Boiler Inspection & Insurance Company and Motors Insurance Corporation. Our flood book of business is ceded 100% to the federal government's National Flood Insurance Program. In addition, we cede no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF).

Due to change in New Jersey regulations, cessions to UCJF will discontinue for claims covered under policies with effective dates of January 1, 2004 or later.

We have reinsurance contracts that cover both property and casualty business. Our Property Excess of Loss treaty, renewed effective July 1, 2003, covers each property risk in excess of a $2.0 million retention up to $20.0 million in three layers with the Company retaining 25% of the $5.0 million excess of $5.0 million second layer. This is a change from the 2002 treaty, when the Company had no participation in the second layer and treaty coverage up to $15.0 million. The current treaty provides coverage up to $16.7 million per risk in excess of the Company's $2.0 million retention and a $1.3 million co-participation in the second layer. In 2002, the treaty provided coverage up to $13.0 million per risk in excess of the Company's $2.0 million retention. The property treaty distinguishes between certified (Terrorism Risk Insurance Act of 2002 [TRIA] events or foreign acts) and non-certified (all other or domestic) terrorism losses. The treaty provides coverage for certified terrorism (TRIA) losses for all risks up to $75.0 million in total insured value per location. The treaty provides annual certified terrorism limits of $9.0 million for the first layer, $11.3 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other losses and are not subject to limitations or annual aggregate caps. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the Property Excess of Loss treaty, however; our Terrorism Excess of Loss treaty, discussed later in this section, does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract.

Our New Jersey Homeowners' 75% Quota Share treaty renewed January 1, 2004 at the 2003 expiring $75.0 million per occurrence limit with form following coverage. Under this treaty the reinsurers follow our original policies including any loss from a terrorism event. Premiums ceded under this treaty in 2003 remained flat compared with 2002 at approximately $19.2 million. Terms and conditions remained relatively the same.

Our Property Catastrophe treaty renewed at existing limits of $150.0 million and retention of $15.0 million. The structure for the property catastrophe reinsurance program was unchanged from 2003 for the January 1, 2004 renewal, remaining in five layers and covering: (i) 95% of losses in excess of $15.0 million up to $25.0 million; (ii) 95% of losses in excess of $25.0 million up to $50.0 million; (iii) 95% of losses in excess of $50.0 million up to $85.0 million; (iv) 83.5% of losses in excess of $85.0 million up to $120.0 million;
(v) 83.5% of losses in excess of $120.0 million up to $165.0 million. Total coverage under the program is $133.3 million. Terrorism coverage is excluded as per definition of TRIA, as well as nuclear, biological and chemical losses. However, these losses are covered under our separate Terrorism Excess of Loss treaty, which is discussed later in this section. The overall program cost for this treaty in 2003 is $6.9 million, compared with $7.1 million in 2002. The $15.0 million retention could be reduced to a minimum retention of $1.0 million for a New Jersey region catastrophe, due to a provision under the treaty that provides Selective up to $14.0 million of benefit from the New Jersey Homeowners 75% Quota Share treaty.

The Casualty Excess of Loss treaty, renewed effective July 1, 2003, provides a per occurrence coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million co-participation in the layer covering $3.0 million in excess of the $2.0 million retention. This structure is unchanged from 2002. Effective July 1, 2003, each umbrella policy is covered up to $15.0 million compared to $10.0 million in 2002 treaty year. The casualty treaty distinguishes between certified and non-certified terrorism losses. Non-certified terrorism losses are treated like any other losses. The annual aggregate limit for certified terrorism (TRIA) losses is capped at two times each layer's occurrence limit, or $94.4 million. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the Casualty Excess of Loss treaty; however, our terrorism excess of loss treaty, which is discussed later in this section, does cover these exposures once our $15.0 million annual aggregate retention is met. There is no exclusion for mold or cyber risks in this contract. The following additional exclusions were added to the 2003 - 2004 treaty: 1) "Fortune 500" companies ($8 plus billion in sales); 2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the types of exposures the Company insures, these additional exclusions are not expected to have a material impact on our results.

On November 26, 2002 TRIA legislation was signed into law. The program terminates on December 31, 2005. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States of America are required to participate in the program. In following this legislation, Selective offers its commercial policyholders an option to purchase terrorism coverage that will provide protection against a TRIA certified event. An event has to cause at least $5.0 million in losses to be certified as an act of terrorism. Each participating insurance company is responsible for paying out a certain amount in claims - a deductible - before Federal assistance becomes available. This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year. The deductible equaled or equals: 7% of 2002 commercial lines direct earned premium for the 2003 calendar year, 10% of 2003 commercial direct earned premium for 2004 calendar year and 15% of 2004 commercial direct earned premium for 2005 calendar year. For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60.0 million in 2003 and $97.0 million in 2004. Therefore, we continue to monitor concentrations of risk. Effective February 1, 2003 and renewed effective January 1, 2004, Selective has a separate Terrorism Excess of Loss treaty that covers $45.0 million in the aggregate in excess of a $15.0 million retention in the aggregate for TRIA, as well as, nuclear, biological and chemical losses not covered by the Act. Any TRIA, nuclear, biological and chemical losses incurred within a calendar year that are retained by the Insurance Subsidiaries under the terms of other reinsurance treaties, discussed earlier in this section, or specifically excluded from those treaties count towards the $15.0 million aggregate retention for the terrorism treaty. The treaty has a 10% return of premium provision if no losses are ceded to the treaty. The 2004 annual treaty cost decreased 8.3% compared with 2003. During 2003, we did not incur any terrorism losses, nor did we cede any losses to this treaty.

The Surety Excess of Loss treaty renewal included an increase in Company retention to $1.0 million in 2004 from $0.8 million in 2003 as well as an increase in premium to an estimated $1.8 million for 2004 from $1.6 million in 2003. The Surety Excess of Loss treaty is structured in two layers that cover up to $8.0 million per principal/per loss at 90%, with Selective retaining 10% of the exposure. The Surety 17.5% Quota Share treaty we had in prior years was cancelled effective January 1, 2004. The Company ceded $2.5 million in premium and an estimated $1.0 million in losses to the Surety Quota Share in 2003.

In compliance with New Jersey regulation, the Insurance Subsidiaries ceded premium and no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). Due to change in New Jersey regulations, the cessions to UCJF will discontinue for policies with effective dates of January 1, 2004 or later. Claims covered under policies issued or renewed prior to January 1, 2004 will continue to be paid by the UCJF.

     POOLING ARRANGEMENTS

The Insurance Subsidiaries participate in an inter-company pooling and expense sharing arrangement (pool or pooling agreement). The pool permits each Insurance Subsidiary to rely on the capacity of the entire pool, rather than only its own capital and surplus and it prevents any one Insurance Subsidiary from suffering any undue losses, as all Insurance Subsidiaries share underwriting profits and losses in proportion to their pool participation percentages. The pool permits all Insurance Subsidiaries to obtain a uniform rating from A.M. Best. Effective January 1, 2004, the Company purchased a company, that has two state insurance licenses, but currently writes no business. This Company will be renamed Selective Insurance Company of New England and will be given a 0.5% participation in the pooling agreement with Selective Way Insurance Company giving up a 0.5% participation.

The pool participation percentage of each Insurance Subsidiary approximates the ratio of that subsidiary's policyholders' surplus to our aggregate policyholders' surplus. The percentages are as follows:

                                                           2003               2004
                                                           ----               ----
Selective Insurance Company of America                     55.5%             55.5%

Selective Way Insurance Company                            21.5%             21.0%

Selective Insurance Company of South Carolina               9.0%              9.0%

Selective Insurance Company of the Southeast                7.0%              7.0%

Selective Insurance Company of New York                     7.0%              7.0%

Selective Insurance Company of New England                    -               0.5%

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

     NET LOSS AND LOSS EXPENSE RESERVES

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project the estimate of ultimate losses and loss expenses at each reporting date. The difference between; (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. Beginning in 2003, we are using independent actuaries to certify the adequacy of our reserves. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

The anticipated effect of inflation is implicitly considered when estimating reserves for net losses and loss expenses. While anticipated increases due to inflation are considered in estimating ultimate claim costs, the increase in the average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical and anticipated trends and is adjusted for anticipated changes in general economic trends.

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2003, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. For further discussion and information about loss and loss expense reserves, see Note 6 and Note 18(a) to the consolidated financial statements under Item 8. "Financial Statements and Supplementary Data."

The table on page 12 provides information about reserves for net losses and loss expenses and presents the development of balance sheet net reserves for 1993 through 2003. The top three lines of the table reconcile gross reserves to net reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. The upper portion of the table shows the re-estimated amount of the previously recorded gross and net reserves with related reinsurance recoverable, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. For example, as of December 31, 2003, we paid $698.2 million of the currently estimated $773.6 million of losses and loss expenses that were incurred through the end of 1993; thus, the difference, an estimated $75.4 million of losses and loss expenses incurred through 1993, remained unpaid as of December 31, 2003.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1993 reserve developed a $30.1 million net redundancy over the course of the succeeding ten years while on a gross basis, the 1993 reserve developed a $51.1 million deficiency over the same period. The net amount has been included in income over the past ten years. The cumulative net deficiencies in 2002, 2001, 2000 and 1999 are the result of normal reserve development inherent in the uncertainty in establishing reserves, anticipated loss trends, growth in business, as well as increased reinsurance retentions. Also contributing to the deficiency was our contractor completed operations business, which is part of our general liability line of business. Prior to 2002 we had more exposure to faulty workmanship and materials for both the general contractor and subcontractors and inadequate limits on subcontractors. After 2002 we took extensive underwriting actions to limit our exposure. We adopted the Insurance Service Office (ISO) general liability insurance form, which excluded subcontractors for faulty workmanship and placed mold limitations or exclusions on all policies and required subcontractors to carry equal insurance limits to those carried by the general contractor. We also mandated that insureds be named on any potential subcontractors policy as an additional insured on a primary and noncontributory basis. Approximately half of the cumulative gross deficiency for 1998 and prior is related to unlimited medical payments ceded to the Unsatisfied Claim and Judgment fund in the state of New Jersey.

In evaluating this information, each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 2003, but incurred in 1999, will be included in the cumulative net redundancy (deficiency) amounts in 2002, 2001, 2000 and 1999. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

     ANALYSIS OF NET LOSS AND LOSS EXPENSE DEVELOPMENT

(in millions)            1993      1994    1995     1996     1997     1998     1999     2000     2001     2002     2003
-------------            ----      ----    ----     ----     ----     ----     ----     ----     ----     ----     ----
Gross reserves for
unpaid losses and
loss expenses at
December 31            $  917.7    999.4  1,120.1  1,189.8  1,161.2  1,193.3  1,273.8  1,272.7  1,298.3  1,403.4  1,587.8

Reinsurance
recoverable on unpaid
losses and loss
expenses at
December 31            $ (114.0)  (111.5)  (121.4)  (150.2)  (124.2)  (140.5)  (192.0)  (160.9)  (166.5)  (160.4)  (184.6)

Net reserves for
unpaid losses and
loss expenses at
December 31            $  803.7    887.9    998.7  1,039.6  1,037.0  1,052.8  1,081.8  1,111.8  1,131.8  1,243.1  1,403.2

Net reserves
estimated as of:

One year later         $  801.0    900.6    989.5  1,029.5  1,034.5  1,044.2  1,080.7  1,125.5  1,151.7  1,258.1
Two years later           790.0    899.5    977.6  1,028.1  1,024.8  1,035.9  1,088.2  1,152.7  1,175.8
Three years later         788.5    894.9    974.4  1,020.5  1,014.0  1,033.3  1,115.6  1,181.9
Four years later          782.9    894.7    965.2  1,014.4    998.1  1,040.3  1,134.4
Five years later          780.3    892.2    960.8  1,000.9    997.9  1,049.9
Six years later           778.9    888.9    955.2  1,002.1  1,003.6
Seven years later         772.1    890.2    956.7  1,006.5
Eight years later         770.1    891.3    959.5
Nine years later          770.0    894.9
Ten years later           773.6
Cumulative net
redundancy
(deficiency)           $   30.1     (7.0)    39.2     33.1     33.4      2.9    (52.6)   (70.1)   (44.0)   (15.0)
                       ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

Cumulative amount of
net reserves paid
through:

One year later         $  224.6    259.4    280.4    303.6    313.7    328.1    348.2    399.3    377.1    384.0
Two years later           382.3    443.4    481.6    519.6    531.1    537.5    600.3    649.1    627.3
Three years later         497.7    573.7    628.0    674.7    665.5    703.8    767.5    815.3
Four years later          567.4    661.3    722.2    760.8    760.8    797.1    870.8
Five years later          611.1    716.0    773.3    820.0    812.2    856.1
Six years later           642.8    748.4    811.9    850.9    849.7
Seven years later         662.6    774.6    832.9    877.3
Eight years later         677.5    790.2    852.0
Nine years later          687.9    804.0
Ten years later           698.2

Re-estimated gross
liability              $  968.8  1,097.0  1,177.0  1,235.1  1,216.0  1,265.4  1,364.9  1,377.9  1,379.5  1,435.6

Re-estimated
reinsurance
recoverable            $ (195.1)  (202.2)  (217.6)  (228.6)  (212.4)  (215.5)  (230.6)  (196.0)  (203.7)  (177.5)
                       ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

Re-estimated net
liability              $  773.6    894.9    959.5  1,006.5  1,003.6  1,049.9  1,134.4  1,181.9  1,175.8  1,258.0
                       ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

Cumulative gross
(deficiency)           $  (51.1)   (97.6)   (56.9)   (45.3)   (54.8)   (72.1)   (91.1)  (105.2)   (81.2)   (32.1)
                       ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

Cumulative  net
redundancy
(deficiency)           $   30.1     (7.0)    39.3     33.1     33.4      2.9    (52.6)   (70.1)   (44.0)   (15.0)
                       ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

Note:  Some amounts may not foot due to rounding.

The table set forth below reconciles Statutory to GAAP losses and loss expense reserves:

RECONCILIATION OF STATUTORY TO GAAP LOSSES AND LOSS EXPENSE RESERVES

(in thousands)                                                                 2003               2002
--------------------------------------------------------------------------------------------------------
Statutory losses and loss expense reserves (1)                            $   1,404,186        1,244,575
Provision for uncollectible reinsurance                                           2,325            1,450
Elimination of inter-company profit in loss expense reserves (2)                 (2,896)          (2,757)
Other                                                                              (413)            (217)
                                                                          -------------        ---------
GAAP losses and loss expense reserve - net                                    1,403,202        1,243,051
Reinsurance recoverable on unpaid losses and loss expenses                      184,611          160,374
                                                                          -------------        ---------
GAAP losses and loss expense reserves - gross                             $   1,587,813        1,403,425
                                                                          =============        =========

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

"Asbestos claims" are claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2003, asbestos claims constituted 91% of our 3,058 environmental claims compared with 90% of our 2,593 outstanding environmental claims at December 31, 2002.

"Non-asbestos claims" are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented, to us other than asbestos. These claims include landfills, leaking underground storage tanks and mold. In past years, landfill claims have accounted for a significant portion of our environmental claim unit's litigation costs.

Although we have had limited mold claims activity in the past, and do not write business in states that have historically been most exposed to these claims, in order to support and affirm the exclusion of mold claims we added the Insurance Services Office (ISO) mold coverage limitation endorsement to all homeowner renewals beginning in the fourth quarter of 2002, except in New York where the exclusion has not been approved.

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

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. However, management is not aware of any emerging trends that could result in future reserve adjustments. Moreover, normal historically based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2003, 2002 and 2001. For additional information about environmental reserves, see Note 18(a) to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data."

Environmental Claims Activity                               2003              2002             2001
----------------------------------------------------------------------------------------------------
ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                                  2,346            2,038            1,868
Claims received during year                                    720              725              606
Claims closed during year(2)                                  (294)            (417)            (436)
                                                         ---------           ------           ------
Claims at end of year                                        2,772            2,346            2,038
                                                         =========           ======           ======
Average net loss settlement on closed claims             $     548              344              449
Amount paid to administer claims                         $     419              230              123
Net survival ratio (3)                                          17               15               17

NON-ASBESTOS RELATED CLAIMS (1)

Claims at beginning of year                                    247              240              212
Claims received during year                                    133              105              138
Claims closed during year(2)                                   (94)             (98)            (110)
                                                         ---------           ------           ------
Claims at end of year                                          286              247              240
                                                         =========           ======           ======
Average net loss settlement on closed claims             $   7,900           16,609           14,827
Amount paid to administer claims                         $     723              851              907
Net survival ratio (3)                                           9               10               10

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

(2)  Includes claims dismissed, settled, or otherwise resolved.

(3) The net survival ratio was calculated utilizing a three-year average for net losses and expenses paid.

     INSURANCE REGULATION

     GENERAL

Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of regulation varies, and generally is derived from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. We believe that we are in compliance in all material respects with applicable regulatory requirements as of the date of this report. Although the U.S. federal government does not directly regulate the insurance industry, federal initiatives from time to time can have an impact on the industry.

On November 26, 2002 TRIA legislation was signed into law. The program terminates on December 31, 2005. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States of America are required to participate in the program. With the signing of this legislation, all previously approved exclusions for terrorism were rescinded. Policyholders have the option to accept or decline the terrorism coverage we offer in our policies, or negotiate other terms. These provisions apply to new policies written after enactment. An event has to cause at least $5.0 million in losses to be certified as an act of terrorism. Each participating insurance company will be responsible for paying out a certain amount in claims - a deductible - before Federal assistance becomes available. This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year. The deductible equaled or equals: 7% of 2002 commercial lines direct earned premium for the 2003 calendar year, 10% of 2003 commercial lines direct earned premium for the 2004 calendar year and 15% of 2004 commercial lines direct earned premium for the 2005 calendar year. For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60.0 million in 2003 and $97.0 million in 2004. Therefore, we continue to monitor concentrations of risk. Effective February 1, 2003 and renewed effective January 1, 2004, Selective has a separate reinsurance treaty that covers $45.0 million in the aggregate in excess of a $15.0 million retention in the aggregate for TRIA, and nuclear, biological and chemical losses not covered by the act. Any TRIA, nuclear, biological and chemical losses incurred within a calendar year that are retained by the Insurance Subsidiaries under the terms of other reinsurance treaties, or specifically excluded from those treaties count towards the $15.0 million aggregate retention for the terrorism treaty. During 2003, we did not incur any terrorism losses, nor did we cede any losses to this treaty.

The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act and regulations thereunder (the Act) govern the privacy of consumer financial information. The regulations limit disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes. The Act and the regulations generally apply to disclosures to non-affiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. Many states in which we operate have adopted laws that are at least as restrictive as the Act and the regulations. This is an evolving area of regulation requiring continued monitoring to ensure continued compliance with the Act.

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

     NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS (NAIC) GUIDELINES

The Insurance Subsidiaries are subject to the general statutory accounting principles and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System (IRIS). IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state commissioners about certain aspects of the insurer's business. The Insurance Subsidiaries have consistently met all of the IRIS ratio tests.

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

The NAIC Model Act is also intended to enhance the regulation of insurer solvency. This act contains certain risk-based capital (RBC) requirements for property and casualty insurance companies. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. RBC measures the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with a ratio below 200% of their total adjusted capital to their Authorized Control Level, as calculated in the Model Act, are subject to different levels of regulatory intervention and action. Based upon the unaudited 2003 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital exceeded the Authorized Control Level.

INVESTMENTS SEGMENT

The long-term objective of our investment policy is to maximize after-tax returns while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 85% debt securities, 12% equity securities, 1% short-term investments, and 2% other investments. High credit quality has always been a cornerstone of our investment strategy, as evidenced by the fact that 99% of our debt securities are investment grade. The average rating of our debt securities is "AA", S&P's second highest credit quality rating.

We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, maturities of debt securities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt portfolio primarily in intermediate-term securities. The average maturity of the portfolio was 5.5 years at December 31, 2003 compared with 5.3 years at December 31, 2002.

We continue to follow the investment philosophy that has historically proven successful for us. The strategy is to purchase debt securities in sectors that represent the most attractive relative value and maintain a moderate equity exposure. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

For additional information about investments, see the sections titled "Investments" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 34, and Item 8. "Financial Statements and Supplementary Data," Note 3 to the consolidated financial statements, "Investments."

DIVERSIFIED INSURANCE SERVICES SEGMENT

Our Diversified Insurance Services segment provides synergies with our Insurance Subsidiaries and creates new opportunities for agents to bring value added services and products to their customers. Our Diversified Insurance Services operation has three core functions: human resource administration outsourcing (HR outsourcing), managed care and flood insurance. The businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own production or supply output). The flood and HR outsourcing products are currently sold through our independent agent distribution channel, while our managed care businesses provide an integral service used by our claims operation, as well as by other insurance carriers. In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA), which had historically been reported as part of the Diversified Insurance Services segment. This divestiture plan was completed in May 2002 when the Company sold all of the issued and outstanding shares of capital stock of PDA, as well as certain software applications developed by PDA, at a net gain of $0.5 million. For additional information about discontinued operations see Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements, "Discontinued Operations."

The results for this segment's continuing operations are as follows:

FOR THE YEAR ENDED DECEMBER 31,

($ in thousands)                          2003            2002        2001
----------------------------------------------------------------------------
HR OUTSOURCING
Net revenue                             $  44,096        38,127       34,352
Pre-tax (loss)                               (379)       (1,397)      (6,599)

MANAGED CARE
Net revenue                                22,061        22,525       19,088
Pre-tax profit                              3,151         3,010        3,686

FLOOD INSURANCE
Net revenue                                23,630        18,317       14,571
Pre-tax profit                              6,094         3,863        2,093

OTHER
Net revenue                                 2,053         1,827        1,615
Pre-tax profit                                357           438          393

TOTAL
Net revenue                                91,840        80,796       69,626
Pre-tax profit (loss)                       9,223         5,914         (427)
After-tax profit (loss)                     6,160         4,051         (201)
After-tax return on net revenue               6.7%          5.0         (0.3)%

HUMAN RESOURCE ADMINISTRATION OUTSOURCING

Selective HR Solutions, Inc. (Selective HR) provides human resource administration outsourcing services, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation. HR outsourcing by the nature of its product package, provides a high level of day-to-day services to its customers, which we believe is attractive to small business owners, who can be accessed through existing relationships with our independent agents.

We continue to focus on further educating the Company's agency distribution force in order to better leverage their existing business owner relationships in an effort to improve upon the approximately 100 agents that are selling this product. Since the acquisition of Selective HR in 1999, the number of worksite employees has increased to just more than 20,000 from the approximately 12,000 at the time of the acquisition.

     MANAGED CARE

The goal of our managed care program, delivered through CHN Solutions, is to return patients to their normal routine, at work and at home, and to ensure that medical costs are delivered in the most cost-effective manner possible. Our managed care program provides workers' compensation and automobile medical claim services, health network services, third party administrative services and discounted access to the number one membership-based medical provider network in New Jersey, while bearing no underwriting risk. Our medical claim services include first report of injury, referrals to medical providers, comprehensive medical case management, as well as medical bill audits and re-pricing. Our managed care program also provides medical claim management services under New Jersey's Automobile Insurance Cost Reduction Act. As part of our managed care program there are two preferred provider organizations, which are networks of physicians, hospitals and other medical providers, that have agreed, by contract, to discount their rates to members.

Network expansion continues to be a major initiative for our managed care program. During 2003, our medical provider network expanded to 88,000 locations from 83,000 locations in 2002.

     FLOOD INSURANCE

Selective is a servicing carrier for the federal government's National Flood Insurance Program (NFIP). We provide a market for flood insurance to our agents and also have flood-only appointments with over 5,700 agents across the country. As a servicing carrier, not an underwriter, Selective bears no risk of policyholder loss, since the premiums we collect are ceded 100% to the federal government. We receive a servicing fee from which we pay agency commissions and other related expenses. In addition to the servicing fees, we receive fees for handling claims. Currently, Selective is servicing more than 162,000 flood policies under this program as compared with 135,000 at this time last year. The program is subject to an annual renewal from Congress. During 2003, the NFIP recognized Selective for our growth during fiscal 2002 by presenting Selective with its "Administrators Club" award for the second consecutive year.

     DIVERSIFIED INSURANCE SERVICES REGULATION

The companies of our Diversified Insurance Services segment are subject to certain laws and regulations.

Selective HR provides, among other things, co-employee services. As a co-employer for some of its clients, federal, state and local laws and regulations relating to labor, tax and employment matters affect Selective HR. By contracting with its clients and creating a co-employer relationship with employees assigned to work at client company locations, Selective HR assumes certain contractual obligations, legal obligations and responsibilities of an employer under these laws and regulations. Many of these laws and regulations do not specifically address the obligations and responsibilities of co-employers. If these laws and regulations, such as the Employee Retirement Income Security Act, and federal and state employment laws and tax laws, are ultimately applied to a co-employer's relationship with their worksite employees, they could have a material adverse effect on Selective HR's results of operations or financial condition.

Some states in which Selective HR operates have passed licensing or registration requirements for co-employers. These laws and regulations vary from state to state but generally provide for monitoring the fiscal responsibility of co-employers. CHN Solutions operates as a managed care organization (MCO) and/or a preferred provider organization (PPO) and is subject to laws and/or regulations in some states where they do business, which require them to be licensed to operate as an MCO or a PPO.

In New Jersey, a state from which CHN Solutions derives substantial revenue, regulations implementing the Healthcare Quality Act may deem insured health benefit plans who contract with PPOs to be Managed Care Plans. Managed Care Plans may be required, through PPO contracts, to provide enrollees with information regarding the plan and the network and also to afford providers with certain protections. We are not currently subject to these regulations. If this changes in the future, it may require additional expenditure to achieve compliance, which would not be material to our consolidated results of operations or financial condition.

Both federal and state laws regarding privacy of medical records and patient privacy also affect CHN Solutions. Because CHN Solutions does not provide health insurance, or health care services, it is not a "covered entity" under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) statute or regulations. This is an evolving area of regulation requiring us to continually monitor and review our operations.

While Selective HR and CHN Solutions believe they are currently in compliance with all laws and regulations affecting their operations, there can be no assurance that, in the future, they will be able to satisfy new or revised licensing and regulatory requirements.

SelecTech is overseen by CHN Solutions and provides third-party administrative services to self-insured accounts. SelecTech also works closely with our subsidiary, SRM Insurance Brokerage, LLC, to assist businesses and government entities looking for customized insurance products and services. When operating as an insurance adjuster, SelecTech is subject to the laws and/or regulations in some of the states in which it does business, which require it to be licensed as an adjuster.

COMPETITION

We face significant competition in both the Insurance Operations and Diversified Insurance Services segments.

Our Insurance Operations compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors have greater financial, technical and operating resources. In addition, we face competition within each insurance agency, which sells our insurance, because most of our agencies represent more than one insurance company. Based on net premiums written for 2002 (latest publicly available information), A.M. Best ranks the Company the 61st largest property and casualty group in the United States of America.

The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which we operate. We compete in these areas based on superior service at a reasonable price. During 2003, a Goldman Sachs survey of independent agents showed Selective to be in the top five regional companies in terms of service.

During 2003, our managed care unit was ranked as the number one PPO in New Jersey by NJBIZ, a source for business news and information in New Jersey. Additionally, Employee Benefits News, a publication serving employee benefits decision makers ranked our managed care unit the 11th largest nationwide based on membership, and includes 88,000 medical provider locations. Currently, our HR Outsourcing unit's co-employer component is ranked the 12th largest in the nation by Florida Trend Magazine and our Flood unit is the 10th largest write-your-own carrier for the federal government's National Flood Insurance Program based on 2002 Statutory Annual Statement information.

Please refer to the "Risk Factors" section below, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the potential impact these items could have on our ability to compete.

SEASONALITY

The Company's insurance business experiences modest seasonality with regard to premiums written, which are usually highest in January and July of each year due to certain commercial lines renewals and the lowest during the fourth quarter. Although the written premium experiences modest seasonality, premiums are earned ratably over the period of coverage. Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs. Catastrophes can occur at any time during the year from weather-related events that include, but are not limited to, hail, tornadoes, windstorms and hurricanes.

EMPLOYEES

We currently employ approximately 2,240 employees of which 1,760 work in our Insurance Operations and Investments segment and 480 work in our Diversified Insurance Services segment. The largest single concentration of employees is the 850 that work at our offices in Branchville, New Jersey.

AVAILABLE INFORMATION

Our annual report on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.selective.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

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

CATASTROPHIC EVENTS CAN HAVE A SIGNIFICANT IMPACT ON OUR FINANCIAL AND OPERATIONAL CONDITION.

Results of property and casualty insurers are subject to weather and other conditions. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for such a year to be materially worse than for other years.

Our Insurance Subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of the Insurance Subsidiaries, thereby limiting the ability of the Insurance Subsidiaries to pay dividends.

Various events can cause catastrophes, both natural and man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our Insurance Subsidiaries historically have been related to commercial property and homeowners' coverages.

Our Insurance Subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Reinsurance may prove inadequate if:

     -    a major catastrophic loss exceeds the reinsurance limit, or

     - an insurance subsidiary pays a number of smaller catastrophic loss claims, which individually fall below the subsidiary's retention level.

     - The Modeling Software used to analyze the Company's risk proves inadequate.

In the past 10 years the single largest catastrophe event generated claims of $14.9 million before reinsurance and $14.1 million net of reinsurance. In that same period, total catastrophe losses in any one year ranged from $2.8 million to $31.2 million before reinsurance and $2.2 million to $30.3 million net of reinsurance.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC AND REGULATORY CONDITIONS AND WEATHER-RELATED EVENTS IN THE EAST COAST AND MIDWESTERN STATES.

Our property and casualty insurance business is concentrated geographically. Thirty-nine percent of our net premiums written are for insurance policies written in New Jersey. Other east coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Consequently, unusually severe storms or other natural or man-made disasters which destroy property in the states in which we write insurance could adversely affect our operations. Our revenues and profitability are also subject to prevailing economic and regulatory conditions in those states in which we write insurance. Because our business is concentrated in a limited number of markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in a greater number of markets.

WE FACE SIGNIFICANT COMPETITION FROM OTHER REGIONAL AND NATIONAL INSURANCE COMPANIES, AGENTS AND FROM SELF-INSURANCE.

We compete with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and have greater financial, technical and operating resources. In addition, we face competition within each insurance agency, which sells our insurance, because most of our agencies represent more than one insurance company.

The property and casualty insurance industry is highly competitive on the basis of both price and service. If our competitors price their products more aggressively, our ability to grow or renew our business as well as our profitability may be adversely impacted. There are many companies competing for the same insurance customers in the geographic areas in which we operate. The Internet may also emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

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

A number of new, proposed or potential legislative or industry developments could further increase competition in the property and casualty insurance industry. These developments include:

     - the Gramm-Leach-Bliley Act, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

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

WE ARE HEAVILY REGULATED IN THE STATES IN WHICH WE OPERATE.

We are subject to extensive supervision and regulation in the states in which we transact business. The primary purpose of supervision and regulation is to protect individual policyholders and not shareholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can lead to forced reductions in rates to levels which we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers' compensation, healthcare or managed care, preferred provider organizations and human resource outsourcing administration organizations, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry.

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

Examples of regulatory risks include:

     Automobile Insurance Regulation

In March 1999, we began to implement a state-mandated 15% rate reduction for all personal automobile policies in New Jersey. As a result of this roll-back, our annual premiums in this line have been reduced. The effect of this rollback continued through 2001 decreasing premium collected and adversely impacting profitability. In addition, the New Jersey Urban Enterprise Zone (UEZ) Program requires New Jersey auto insurers, including us, to have a market share in certain urban territories which is in proportion to their statewide market share. Due to mandated urban rate caps, the premiums on these urban policies are typically insufficient to cover losses.

In October 2001, the Company withdrew a filing, originated in July 2000, seeking an overall 18.9% rate increase and reached an agreement with the New Jersey Department of Banking and Insurance (DOBI). The agreement exhibited signs of more regulatory flexibility in the rate-setting process and involved rate increases for some coverages, decreases for others, tier changes for each change in risk, as well as discounts for certain customers. Additional rate changes for New Jersey personal automobile business were approved in January 2002, effective March 1, 2002 and February 2003, effective March 1, 2003 by the DOBI.

We are periodically subject to potential legislation, that if passed, could adversely affect the Company's results of operation. In May 2003, legislation was introduced to allow claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their life. This legislation ultimately was not passed.

We are also potentially subject to unfair competition based on uneven application of regulatory requirements by state regulators. As an example, in New Jersey, a new market entrant was recently permitted to use insurance credit scoring to price personal automobile insurance policies while all other insurers were precluded from doing the same. New Jersey has indicated that it will allow us and all other insurers that write personal automobile business to use credit scoring in the near future. However, if we are not allowed to use credit scoring, our ability to competitively price our New Jersey personal automobile business could be adversely affected and could affect potential profitability of this business.

South Carolina law established a joint underwriting association for automobile insurance. We were required to be a member along with other automobile insurers in South Carolina. As a member of this association, we had to write automobile insurance for some involuntary risks, and we shared in the profit or loss of the association. On March 1, 2003, the association was replaced by an assigned risk plan. This plan will assign risks which are unable to obtain coverage voluntarily to insurers based on their statewide market share. This business is and will most likely continue to be unprofitable.

     Workers' Compensation Insurance Regulation

Because we voluntarily write workers' compensation insurance, we are required by state law to support the involuntary market. Insurance companies that underwrite voluntary workers' compensation insurance can either directly write involuntary coverage, which is assigned by state regulatory authorities, or participate in a sharing arrangement, where the business is written by a servicing carrier and the profits or losses of that serviced business are shared among the participating insurers. We currently participate through a sharing arrangement, in all states except New Jersey, where we currently write involuntary coverage directly. Historically, this business has been unprofitable whether written directly or handled through a sharing arrangement.

     Homeowners Insurance Regulation

We are subject to regulatory provisions that are designed to address potential availability and/or affordability problems in the homeowners property insurance marketplace. Involuntary market mechanisms, such as the New Jersey Insurance Underwriting Association (FAIR Plan), generally result in assessments to us. The New Jersey FAIR Plan writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey FAIR Plan based on their share of the voluntary market. Similar involuntary plans exist in most other states where we operate.

A CHANGE IN OUR MARKET SHARE IN NEW JERSEY COULD ADVERSELY IMPACT THE RESULTS IN OUR PRIVATE PASSENGER AUTOMOBILE BUSINESS.

New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market. These policies are priced according to a separate rating scheme, which is established by the assigned risk plan and subject to approval by DOBI. The amount of involuntary insurance which an insurer must write in New Jersey depends on the insurer's statewide market share - the greater the market share the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable.

During 2002, DOBI issued an order exempting State Farm Indemnity Company, which had approximately 17% of the market share for New Jersey private passenger automobile insurance, from the state's "take-all-comers" law, assigned risk program, and UEZ program. As a result of State Farm's exemption from the assigned risk program, in 2003 every other participating insurer's share of the program, including Selective's, was increased to offset the unapplied State Farm share. State Farm's exemption, which could remain in effect through 2005, will continue to result in an elevated share of the assigned risk market for Selective. Because the UEZ business has been historically unprofitable, any increase in this business is expected to reduce earnings.

THE PROPERTY AND CASUALTY INSURANCE INDUSTRY IS CYCLICAL.

Historically, the results of the property and casualty insurance industry have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. For example, in 2003, 2002 and 2001, commercial lines premium pricing increased, but had decreased for several years preceding 2000. Furthermore, the industry's profitability is affected by unpredictable developments, including:

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

Substantially all of our operations are conducted through our subsidiaries. Restrictions on our subsidiaries' ability to pay dividends or to make other cash payments to us may materially affect our ability to pay principal and interest on our indebtedness and dividends on our common stock.

Our subsidiaries are permitted under the terms of our debt agreements to incur indebtedness up to certain levels that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund our cash needs.

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

OUR RESERVES MAY NOT BE ADEQUATE TO COVER ACTUAL LOSSES AND EXPENSES.

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

OUR INVESTMENTS SUPPORT OUR OPERATIONS AND PROVIDE A SIGNIFICANT PORTION OF OUR REVENUES AND EARNINGS.

We, like many other property and casualty insurance companies, depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Fluctuations in interest rates cause inverse fluctuations in the market value of our debt portfolio. Any significant decline in the market value of our investments would reduce our shareholders' equity and our policyholders' surplus which could impact our ability to write additional premiums. In addition, our notes payable are subject to certain debt-to-capitalization restrictions which could also be impacted by a significant decline in investment values.

WE DEPEND ON OUR INDEPENDENT INSURANCE AGENTS.

We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote our insurance products, and they may also sell our competitors' insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership of agencies or expansion of agencies through acquisition could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting our business.

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

The principal agencies that cover the property and casualty industry are A.M. Best Company, Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Rating Service (Fitch). We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings. A significant downgrade from A.M. Best could materially adversely affect the business we write. We believe that ratings from S&P, Moody's or Fitch, although important, have less of an impact on our business. We are currently rated "A" by S&P, "A2" by Moody's and "A" by Fitch. We cannot be sure that we will maintain our current A.M. Best, S&P's, Moody's or Fitch's ratings. An unfavorable change in any of these ratings could make it more expensive for us to access capital markets and maintain our current lines of credit, or increase the interest rate charged to us under our current lines of credit. The Company had no outstanding borrowings on these lines at December 31, 2003 or 2002.

WE EMPLOY ANTI-TAKEOVER MEASURES THAT MAY DISCOURAGE POTENTIAL ACQUIRORS OF OUR COMPANY, WHICH COULD ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.

We own, directly or indirectly, all of the shares of stock of Insurance Subsidiaries domiciled in the states of New Jersey, New York, North Carolina, South Carolina and Maine. State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company which controls a domestic insurance company. Any purchase of 10% or more of our outstanding common stock would require prior action by all or some of the insurance commissioners of the above-referenced states.

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

WE DEPEND ON KEY PERSONNEL.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, HR outsourcing and corporate personnel. Competition to attract and retain key personnel is intense. While we have employment agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with our employees and cannot ensure that we will be able to attract and retain key personnel.

WE FACE RISKS FROM TECHNOLOGY-RELATED FAILURES.

Increasingly, our businesses are dependent on computer and Internet-enabled technology. Our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect our ability to write business and service accounts and could adversely impact our results of operations and financial conditions.

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

     Liability for worksite employee payroll

When providing co-employment services, Selective HR assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of its clients' worksite employees. Clients are required to fund these obligations for us. If clients failed to fund these obligations, and if these obligations were significant, it could have a material adverse effect on our results of operations or financial condition.

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

Our industries have been the target of class action litigation in areas including the following:

     -    after-market crash parts;

     -    urban homeowner underwriting practices;

     -    health maintenance organization practices; and

     -    discounting and payment of personal injury protection claims.

It is possible that future class action litigation could adversely affect results of our insurance and diversified insurance services businesses and our financial condition.

UNIONIZATION OF MEDICAL PROVIDERS COULD IMPACT OUR OPERATIONS.

Our subsidiary, CHN Solutions, builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors. The lessors receive medical fee discounts from network providers in exchange for potential patient volume commitments from CHN Solutions' client and payor base. If medical providers, such as physicians, decided to unionize, that might impair CHN Solutions' ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers. These events would have an adverse impact not only on CHN Solutions, but also on Selective as a whole because we rely, in part, on provider networks and discounts to manage our claim medical expenses. Those events could also have an adverse effect on our results of operations and financial condition.

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

REGIONAL INSURANCE OFFICES            SERVICE OFFICES                         DIVERSIFIED INSURANCE SERVICES OFFICES
--------------------------            ---------------                         --------------------------------------
CHESAPEAKE REGION                     UNDERWRITING SERVICE CENTER             CHN SOLUTIONS
HUNT VALLEY, MARYLAND                 RICHMOND, VIRGINIA                      HAMILTON, NEW JERSEY
6 North Park Drive, Suite 200         1100 Boulders Parkway, Suite 601        IBIS Plaza
Scott A. Hewitt                       Craig G. Borens                         3525 Quakerbridge Road
Vice President                        Vice President                          Leonard V. Weinman
                                                                              President and Chief Executive Officer

MID-AMERICA REGION                    CLAIMS SERVICE CENTER
COLUMBUS, OHIO                        RICHMOND, VIRGINIA                      SELECTIVE HR SOLUTIONS, INC.
8800 Lyra Drive, Suite 200            1100 Boulders Parkway, Suite 601        SARASOTA, FLORIDA
Timothy J. Violand                    Nellie Jiwa                             6920 Professional Parkway East
Vice President                        Assistant Vice President                James W. Coleman, Jr.
                                                                              President and Chief Executive Officer

NEW JERSEY REGION                     INFORMATION TECHNOLOGY OFFICE
HAMILTON, NEW JERSEY                  GLASTONBURY, CONNECTICUT
1395 Yardville-Hamilton Square Road   500 Winding Brook Drive
Edward F. Drag, II                    Bradford S. Allen
Senior Regional Vice President        Senior Vice President

PENNSYLVANIA REGION
ALLENTOWN, PENNSYLVANIA
1275 Glenlivet Drive, Suite 200
Charles C. Adams
Vice President

SOUTHERN REGION
CHARLOTTE, NORTH CAROLINA
3420 Toringdon Way, Suite 300
Ronald C. Leibel
Vice President

ITEM 3. LEGAL PROCEEDINGS.

On May 21, 2003, a purported class action lawsuit was brought in the Superior Court of New Jersey, Law Division - Camden County, against CHN, Alta and SICA together with 10 other unrelated defendants. The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched. We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss. A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004. Since the lawsuit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

On October 15, 2003 and October 27, 2003, two related purported class action lawsuits were brought by the same plaintiff in the Third Judicial Circuit Court of Illinois against SICA. The first lawsuit alleges a class that covers all states in which SICA does business, with certain exceptions, and that it breached its insurance policies, the Illinois Consumer Fraud and Deceptive Business Practice Act and similar laws of other states and was unjustly enriched. The plaintiff also filed a Motion for Class Certification. We are vigorously defending the lawsuit and have filed a Motion to Dismiss. The second lawsuit also alleges a class that covers all states in which SICA does business, with certain exceptions, and also alleges that it breached its insurance policies, the Illinois Consumer Fraud and Deceptive Business Practice Act and similar laws of other states and was unjustly enriched. We are vigorously defending the suit and have filed Motions to Dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required under this item regarding the price range of our common stock for each quarter of the two most recent fiscal years and the frequency and amount of dividends is included in the section entitled "Quarterly Financial Information," on page 77 under Item 8. "Financial Statements and Supplementary Data" of this report and is incorporated by reference herein. Additional information required under this item regarding the frequency, amount and any restrictions on cash dividends for the two most recent fiscal years, and information regarding restrictions and limitations on the payment of cash dividends is found in the section entitled "Financial Condition, Liquidity and Capital Resources" beginning on page 41 through the first paragraph on page 43, under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 8. "Financial Statements and Supplementary Data," Note 8 to the consolidated financial statements included in this report and is incorporated by reference herein.

The Company's common stock trades on The Nasdaq National Market under the symbol: SIGI. As of December 31, 2003, there were approximately 3,593 stockholders of record.

ITEM 6.     SELECTED FINANCIAL DATA.

Eleven-Year Financial Highlights

(All presentations are in accordance with GAAP
unless noted otherwise, number of weighted average
shares and dollars in thousands, except per share
amounts)                                                2003              2002            2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------
Net premiums written..............................   $ 1,219,159        1,053,487        925,420        843,604        811,677
Net premiums earned...............................     1,133,070          988,268        883,048        821,265        799,065
Net investment income earned......................       114,748          103,067         96,767         99,495         96,531
Net realized gains (losses) ......................        12,842            3,294          6,816          4,191         29,377
Diversified insurance services revenue (1,3)......        91,840           80,796         69,626         57,527         29,764
Total revenues ...................................     1,356,116        1,178,950      1,059,020        986,217        957,879
Underwriting loss (2).............................       (25,252)         (38,743)       (60,638)       (65,122)       (54,147)
Diversified insurance services income
    (loss) from continuing operations (1,3).......         9,223            5,914           (427)         5,509          4,772
Net income from continuing operations (3).........        66,344           42,138         26,318         26,686         54,241
Loss from discontinued operations (3).............             -             (169)          (625)          (151)          (524)
Net income........................................        66,344           41,969         25,693         26,535         53,717
Comprehensive income..............................        99,362           59,366         24,405         49,166         16,088
Total assets .....................................     3,438,782        3,029,847      2,684,344      2,590,903      2,507,545
Notes payable and debentures (6)..................       238,621          262,768        156,433        163,634         81,585
Stockholders' equity..............................       749,784          652,102        591,160        577,797        569,964
Statutory premiums to surplus ratio (2,4).........         1.8:1            1.9:1          1.8:1          1.7:1          1.6:1
Statutory combined ratio (1,2,5)..................         101.5%           103.2          106.7          108.2          105.7
Combined ratio (1,2,5)............................         102.2%           103.9          106.9          107.9          106.8
Yield on investment, before-tax...................           5.1%             5.4            5.4            5.8            5.6
Debt to capitalization............................          24.1%            28.7           21.0           22.1           12.5
Return on average equity..........................           9.5%             6.8            4.4            4.6            9.1

Per share data:

Net income from continuing operations:
Basic.............................................   $      2.54             1.67           1.07           1.07           2.00
Diluted...........................................          2.40             1.57           1.00           1.01           1.88

Net income:
Basic ............................................   $      2.54             1.66           1.05           1.07           1.98
Diluted ..........................................          2.40             1.56           0.98           1.01           1.87

Dividends to stockholders ........................   $      0.62             0.60           0.60           0.60           0.59

Stockholders' equity .............................   $     27.48            24.52          23.15          22.92          21.46

Price range of common stock:
High .............................................   $     33.00            31.48          28.21          25.88          22.50
Low ..............................................         21.81            19.36          19.94          14.63          16.50
Close ............................................         32.36            25.18          21.73          24.25          17.19

Number of weighted average shares:
Basic ............................................        26,131           25,301         24,583         24,907         27,081
Diluted ..........................................        27,645           26,922         26,424         26,572         28,877

   1998               1997               1996                1995               1994                 1993
------------------------------------------------------------------------------------------------------------
  748,873            717,618            692,239             757,021             697,941              607,462
  722,992            676,268            694,947             742,817             680,270              594,919
   99,196            100,530             96,952              91,640              80,657               77,326
   (2,139)             6,021              2,786                 900               4,230                4,528
   14,100              8,236              7,061               4,529               3,482                2,912
  837,329            794,183            804,780             843,100             771,682              682,510
  (24,986)            (3,022)           (21,982)            (17,468)            (35,119)             (54,530)

    2,217                765              1,950                 856                 591                  545
   53,570             69,608             55,551              53,042              38,276               22,678
        -                  -                  -                   -                   -                    -
   53,570             69,608             55,551              53,042              38,276               22,678
   78,842            105,931             51,539             105,035               1,078               21,380
2,432,168          2,306,191          2,189,737           2,119,804           1,870,718            1,725,736
   88,791             96,559            103,769             111,292             111,378               61,291
  607,583            565,316            474,299             436,749             329,164              322,807
    1.5:1              1.5:1              1.7:1               2.1:1               2.4:1                2.6:1
    103.2              100.1              102.9               101.6               104.3                108.5
    103.6              100.3              102.9               102.3               105.1                109.1
      5.7                6.0                6.1                 6.4                 6.5                  6.8
     13.2               14.6               18.0                20.3                25.3                 16.0
      9.1               13.4               12.2                13.9                11.7                  7.1

     1.88               2.41               1.92                1.86                1.38                 0.83
     1.74               2.27               1.83                1.81                1.29                 0.81

     1.88               2.41               1.92                1.86                1.38                 0.83
     1.74               2.27               1.83                1.81                1.29                 0.81

     0.56               0.56               0.56                0.56                0.56                 0.56

    21.30              19.32              16.31               15.17               11.62                11.74

    29.25              28.38              19.38               19.19               15.38                15.50
    16.69              18.31              15.50               12.25               11.50                10.25
    20.13              27.00              19.00               17.75               12.63                15.25

   28,480             28,909             28,860              28,481              27,759               27,271
   30,412             30,925             30,360              29,846              29,356               29,133

1. Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. Prior years have been restated to reflect the exclusion of results from discontinued operations.

2.   See the Glossary of Terms on Exhibit 13 on Form 10-K.

3. See Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," the section entitled "Results of Operations" for a discussion of discontinued operations and Item 8. "Financial Statements and Supplementary Data," Note 10 for components of income (loss).

4. Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital since, as the ratio increases, revenue per dollar of invested capital increases, indicating the possible opportunity for an increased return.

5. Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

6. See Item 8. "Financial Statements and Supplementary Data," Note 7 to the consolidated financial statements for a discussion of senior convertible notes issued during 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS(1)
2003 COMPARED WITH 2002 AND 2001

Financial Highlights
(dollars in thousands)                                                   2003              2002             2001
-----------------------------------------------------------------------------------------------------------------
Net premiums written                                               $  1,219,159         1,053,487         925,420
Diversified insurance services revenue(2)                                91,840            80,796          69,626
Net investment income earned                                            114,748           103,067          96,767
Net realized gains                                                       12,842             3,294           6,816
Net income                                                               66,344            41,969          25,693
Statutory combined ratio                                                  101.5%            103.2           106.7
Combined ratio                                                            102.2%            103.9           106.9
Return on average equity                                                    9.5%              6.8             4.4

(1)- Refer to the Glossary of Terms on Exhibit 13 of the 2003 Form 10-K for definitions of terms used in this financial review, incorporated by reference herein.

(2)- From continuing operations, refer to Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements and this section for further discussion.

2003 was a successful year in which Selective's distinctive competitive advantage and growth strategies enabled us to increase net premiums written to $1.2 billion, a 16% increase over 2002's $1.1 billion. Driven by continued improvements across our entire operation, net income was $66.3 million, or $2.40 per diluted share on 27,645,000 weighted average shares compared with $42.0 million, or $1.56 per diluted share on 26,922,000 weighted average shares in 2002 and $25.7 million or $0.98 per diluted share in 2001 on 26,424,000 weighted average shares. The 58% increase in net income for 2003 compared with 2002 was mainly attributable to our core commercial lines operation, where we have achieved double digit renewal price increases for 15 straight quarters. These increases averaged 13% for 2003, compared with 19% in 2002 and 16% in 2001. However, we anticipate commercial lines renewal price increases will decelerate in 2004, but expect them to continue to outpace loss trends.

Net investment income earned for the year was $114.7 million compared with $103.1 million in 2002 and $96.8 million in 2001. Pre-tax investment yield was 5.1% for 2003, compared with 5.4% for both 2002 and 2001, however net investment income was driven higher by an increased investment base of $2.4 billion in 2003, compared with $2.1 billion in 2002. This increased investment base was largely due to operating cash flows of $281.9 million in 2003, compared with $180.1 million in 2002 and $52.7 million in 2001.

We manage our business in three segments: Insurance Operations (commercial lines underwriting and personal lines underwriting), Investments, and Diversified Insurance Services. The summaries below provide further information about these segments.

INSURANCE OPERATIONS

ALL LINES
($ in thousands)                                  2003             2002           2001
----------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                           $  1,219,159      1,053,487       925,420
                                               ============      =========      ========
Net premiums earned                            $  1,133,070        988,268       883,048
Less:
Losses and loss expenses incurred                   798,630        714,580       655,884
Net underwriting expenses incurred                  354,638        306,669       279,527
Dividends to policyholders                            5,054          5,762         8,275
                                               ------------      ---------      --------
Underwriting loss                              $    (25,252)       (38,743)      (60,638)
                                               ------------      ---------      --------
GAAP RATIOS:
Loss and loss expense ratio                            70.5%          72.3          74.3
Underwriting expense ratio                             31.3%          31.0          31.7
Dividends to policyholders ratio                        0.4%           0.6           0.9
                                               ------------      ---------      --------
Combined ratio                                        102.2%         103.9         106.9
                                               ============      =========      ========

For 2003, net premiums written were just over $1.2 billion, an increase of 16% over 2002 net premiums written of just less than $1.1 billion which were 14% higher than 2001 net premiums written of $925.4 million. The 2003 increase included approximately $261.8 million in new business, up 19% over last year's $220.6 million, while 2001 included $187.9 million of new business. Net premiums written for commercial lines grew 18% in 2003, while personal lines were up 8%. This growth reflects our ongoing strategy to primarily focus on our core commercial lines operation, while building a smaller, but profitable personal lines segment. Net premiums written are recognized as earned premium in the statements of income over the period that coverage is provided. The vast majority of net premiums written have a coverage period of twelve months. It should be noted that when premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. For 2003, our overall combined ratio was 102.2% including 2.7 points from weather-related catastrophe losses, which include the effects of several winter storms and Hurricane Isabel, down from 103.9% in 2002, which included 1.1 points from catastrophe losses, and 106.9% in 2001, which included 0.4 points from catastrophe losses.

COMMERCIAL LINES RESULTS

ALL LINES
($ in thousands)                                        2003            2002           2001
---------------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                                 $  999,486        849,215        723,842
                                                     ==========       ========       ========
Net premiums earned                                  $  920,409        788,454        678,321
Less:
Losses and loss expenses incurred                       637,469        554,742        481,067
Net underwriting expenses incurred                      291,414        249,085        221,949
Dividends to policyholders                                5,054          5,762          8,275
                                                     ----------       --------       --------
Underwriting loss                                    $  (13,528)       (21,135)       (32,970)
                                                     ----------       --------       --------
GAAP RATIOS:
Loss and loss expense ratio                                69.3%          70.4           70.9
Underwriting expense ratio                                 31.7%          31.6           32.7
Dividends to policyholders ratio                            0.5%           0.7            1.3
                                                     ----------       --------       --------
Combined ratio                                            101.5%         102.7          104.9
                                                     ==========       ========       ========

Commercial lines net premiums written were $999.5 million for 2003, or approximately 82% of total net premiums written, $849.2 million for 2002 and $723.8 million for 2001. Growth in our core commercial lines operation was led by a 13% increase in renewal pricing for the year, compared with 19% for 2002 and 16% for 2001. We anticipate these increases will decelerate in 2004. Commercial lines policies in force were 325,100 at December 31, 2003 compared with 302,672 in 2002 and 295,860 in 2001. Retention was 81% for 2003, compared with 78% in 2002 and 75% in 2001. Included in the net premiums written totals are new business of $228.1 million in 2003, compared with $193.2 million in 2002 and $163.3 million in 2001. We believe the increase in new business was primarily attributable to our field strategy, which puts underwriting and claims specialists in direct contact with our agencies. This new business growth also reflects continued agency integration of our small business and technology initiatives through systems such as One & Done, our Internet-based policy system that allows agents to issue small business policies, those with premiums under $10,000, from their offices. In 2003, agents generated $25.3 million of new small commercial business through One & Done, compared with $18.8 million in 2002 and $7.0 million in 2001. Agents entered 14,700 policies or 33% of new commercial policies through One & Done, 52% more than 2002.

The Company's commercial lines combined ratio for the year was 101.5%, compared with 102.7% in 2002 and 104.9% in 2001. Price increases, combined with underwriting improvements, are driving these profitability improvements. Our commercial lines statutory combined ratios showed similar improvements, as 2003 finished at 100.9% compared with 102.2% in 2002 and 104.5% in 2001.

Our commercial lines loss and loss expense ratio was 69.3% in 2003, including
2.4 points from weather-related catastrophe losses, compared with 70.4% in 2002, including 1.1 points from catastrophe losses, and 70.9% in 2001, including 0.4 points from catastrophe losses. The 1.1 point decrease in the ratio in 2003 from 2002 was attributable to the renewal price increases, discussed above, which had a favorable effect of 7.5 points on the loss and loss expense ratio. This was partially offset by 4.6 points attributable to loss trends, 1.3 points of additional catastrophe losses and 0.5 points of other costs, including adverse development and reinsurance costs. The 0.5 point decrease in the ratio in 2002 from 2001 was attributable to the renewal price increases which had an effect of 7.4 points on the loss and loss expense ratio. This was partially offset by
4.7 points of loss trends, 1.0 point of additional catastrophes losses and 1.2 points of other costs, including adverse development and reinsurance costs.
Loss trends include the effects of such items as general, legal and regulatory, jury verdict and medical inflation.

The commercial lines underwriting expense ratio increased modestly to 31.7% in 2003 from 31.6% in 2002 which was better than the 32.7% in 2001. Improvement in the underwriting expense ratio, of 0.5 points, is being masked by the impact of incentive-based agent and employee profit sharing expense. These expenses, which are ratably recognized to properly match expenses with revenues under GAAP, were $20.5 million in 2003, $12.4 million in 2002, and $7.7 million in 2001. The underlying improvement is being driven by technology initiatives, such as our web-based commercial lines automated system (CLAS), that provides a secure, powerful and easy-to-use platform that allows independent agents to service their customers at point of contact. Through CLAS, agents seamlessly process certain new and renewal business, and endorsement transactions without any Selective involvement. One & Done, which has a marginal underwriting expense ratio of about 23%, also adds to the improvement by providing agents with straight-through small business processing capability. 33% of commercial lines new business transactions came through One & Done in 2003, compared with 25% in 2002. These initiatives help lower the underwriting expense ratio since agents are performing tasks that in the past would have been performed by a Selective employee, allowing us to improve productivity.

     GENERAL LIABILITY BUSINESS

Our general liability line of business, which accounted for $281.1 million or 28% of total commercial lines net premiums written in 2003, compared with $235.6 million in 2002 and $191.9 million in 2001, saw its loss and loss expense ratio decline to 66.8% in 2003 from 68.6% in 2002 and 65.0% in 2001. The improved profitability is the result of price increases and tightened underwriting guidelines such as restricting the amount of work a contractor is able to sub-contract and setting minimum limits of liability coverage. However, during 2003, our Products/Completed Operations business demonstrated significant prior year development. Estimates for prior year losses increased by $17.9 million, with $14.0 million in accident years 2000 and prior. This deficiency was created mainly by our contractor completed operations business. Prior to 2002, we had more exposure to faulty workmanship and materials for both the general contractor and subcontractors and inadequate limits on subcontractors. After 2002, we took extensive underwriting actions to limit our exposure. We adopted the Insurance Service Office (ISO) general liability insurance form which excluded subcontractors for faulty workmanship. We also placed mold limitations or exclusions on most policies and required subcontractors to carry equal insurance limits to those carried by the general contractor as well as mandated that our insureds be named on any potential subcontractor's policy as an additional insured on a primary and noncontributory basis. This business is inherently volatile which makes it more difficult to reserve.

     COMMERCIAL AUTOMOBILE BUSINESS

Our commercial automobile line of business had a loss and loss expense ratio of 63.9% in 2003, compared with 69.6% in 2002 and 78.8% in 2001. The results of this line, which had $275.0 million of net premiums written in 2003, or 28% of total commercial lines net premiums written, compared with $233.6 million in 2002 and $199.0 million in 2001, are being driven by price increases and stricter underwriting standards, including a changed vehicle mix which reduced the percentage of extra-heavy vehicles and the removal of certain classes of business we determined to be unprofitable.

     WORKERS' COMPENSATION BUSINESS

The workers' compensation line of business, improved modestly to an 85.3% loss and loss expense ratio compared with 86.3% at 2002, but higher than the 77.9% ratio in 2001. Workers' compensation net premiums written were $240.9 million or 24% of total commercial lines net premium written for 2003, compared with $203.1 million in 2002 and $180.3 million in 2001. Our account-based strategy focuses on writing this line as a companion product, with less than 5% of workers' compensation policies written stand-alone. We no longer accept new workers' compensation business on a stand-alone basis, it must be packaged with at least one other line of business. Workers' compensation results continue to be impacted by external factors, including: a regulatory climate that makes it difficult to obtain rate increases in some states; inflationary medical costs; increasing indemnity benefits; the slow economic recovery; and a decreasing number of workers' compensation-only providers. However, we believe the strict underwriting measures we have put in place over the last three years, including: writing primarily small- to mid-size employers in low to medium hazard classes, requiring job site inspections and increasing by 36% the number of highly trained loss control representatives we employ, coupled with the combination of rate increases, credit reductions, decreased use of dividend plans and shifting business to higher-priced tiers, will make this a more manageable line for Selective. We continue to seek premium price increases, with a targeted 6% for the overall workers' compensation line of business in 2004, including about 7% in New Jersey, which represents 26% of total workers' compensation net premiums written.

     COMMERCIAL PROPERTY BUSINESS

Our commercial property line of business, which had net premiums written of $106.3 million or 11% of total commercial lines net premiums written, had a loss and loss expense ratio of 68.6% including 18.6 points from weather-related catastrophe losses in 2003, compared with 60.7%, including 8.5 points from catastrophe losses in 2002 and 67.9%, including 2.4 points from catastrophe losses in 2001. In addition to price increases, the progress we have made in our commercial property line can be attributed to: better insurance-to-value estimates across our book of business; a shift of risks to better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

PERSONAL LINES RESULTS

ALL LINES
($ in thousands)                                 2003               2002          2001
----------------------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS
Net premiums written                           $  219,673          204,272       201,578
                                               ==========         ========      ========
Net premiums earned                            $  212,661          199,814       204,727
Less:
Losses and loss expenses incurred                 161,161          159,838       174,817
Net underwriting expenses incurred                 63,224           57,584        57,578
                                               ----------         --------      --------
Underwriting loss                              $  (11,724)         (17,608)      (27,668)
                                               ----------         --------      --------
GAAP RATIOS:
Loss and loss expense ratio                          75.8%            80.0          85.4
Underwriting expense ratio                           29.7%            28.8          28.1
                                               ----------         --------      --------
Combined ratio                                      105.5%           108.8         113.5
                                               ==========         ========      ========

Personal lines net premiums written were $219.7 million in 2003, $204.3 million in 2002, and $201.6 million in 2001. The increase in net premiums written is attributable to renewal price increases reaching an average of 7.1% in 2003, compared with approximately 9.0% in 2002 and 2.1% in 2001.

The personal lines combined ratio for the year was 105.5%, including 3.9 points from weather-related catastrophe losses, compared with 108.8% in 2002, which included 1.4 points from catastrophe losses and 113.5% in 2001, which included
0.5 points from catastrophe losses. The personal lines loss and loss expense ratio was 75.8% in 2003, down from 80.0% in 2002 and 85.4% in 2001. The 2003 improvement in both the combined ratio and the loss and loss expense ratio was primarily the result of an improving New Jersey personal automobile loss and loss expense ratio discussed below. The improvement in the personal lines combined ratio in 2002 from 2001 reflects an $8.0 million pre-tax reserve charge taken during 2001 due to less favorable savings for the Company's New Jersey private passenger automobile liability coverage from New Jersey's Automobile Insurance Cost Reduction Act (AICRA). The charge added 4.0 points to the overall personal lines and 6.3 points to the New Jersey personal automobile combined ratio for 2001.

The personal lines underwriting expense ratio increased to 29.7% in 2003 from 28.8% in 2002 and 28.1% in 2001. Excluding the impact of incentive-based agent and employee profit sharing expenses, which are discussed in the commercial lines results section, the personal lines underwriting expense ratio increased
0.1 point in 2003 compared to 2002. These expenses amounted to $6.9 million in 2003, $4.9 million in 2002, and $4.1 million in 2001.

     PERSONAL AUTOMOBILE BUSINESS

Our personal automobile line of business, with net premiums written of $180.8 million, or 82% of total personal lines net premiums written, had a loss and loss expense ratio of 74.3% in 2003, compared with 80.4% on $169.1 million of net premium written for 2002 and 88.7% from $169.5 million of net premiums written in 2001. This improvement reflects continued progress in our New Jersey personal automobile business resulting from significant actions taken over the last four years, including aggressive pricing initiatives; a redesign of our rating tiers; and an improving political and regulatory climate. New Jersey, which represents 73% of total personal automobile net premiums written, had a loss and loss expense ratio of 72.1% in 2003, compared with 79.1% in 2002 and 90.9% in 2001. Our average premium per vehicle in New Jersey increased 10.5% over 2002, which was 9.3% higher than 2001, due to these price increases and tier changes. The number of vehicles we insure declined to 106,700 in 2003, compared with 111,000 in 2002 and 121,000 in 2001. This reduction was due to lower new business submissions.

     HOMEOWNERS BUSINESS

Our homeowners line of business, which had $33.2 million of net written premiums, or 15% of total personal lines net premiums written, compared with $28.5 million in 2002 and $26.1 million in 2001, suffered from extreme weather-related losses in 2003. The 2003 loss and loss expense ratio was 90.8%, but included 23.0 points from weather-related catastrophe losses, compared with 77.9% in 2002, which included 8.6 points from catastrophe losses and 75.5% in 2001, which included 2.6 points from catastrophe losses. We have implemented an action plan in this line of business that includes: premium rate increases, increased pricing due to underwriting on an insurance to value (ITV) basis, and adding a wind and other deductible clause to policies.

REINSURANCE

The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies. This permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses. Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. We have reinsurance contracts that cover both property and casualty business.

     PROPERTY REINSURANCE

Our Property Excess of Loss treaty, renewed effective July 1, 2003, covers each property risk in excess of a $2.0 million retention up to $20.0 million in three layers with the Company retaining 25% of the $5.0 million excess of $5.0 million second layer. This is a change from the 2002 treaty, when the Company had no participation in the second layer and treaty coverage up to $15.0 million. The current treaty provides coverage up to $16.7 million per risk in excess of the Company's $2.0 million retention and a $1.3 million co-participation in the second layer. In 2002, the treaty provided coverage up to $13.0 million per risk in excess of the Company's $2.0 million retention. The property treaty distinguishes between certified (Terrorism Risk Insurance Act of 2002 (TRIA) events or foreign acts) and non-certified (all other or domestic) terrorism losses. The treaty provides coverage for certified terrorism (TRIA) losses for all risks up to $75.0 million in total insured value per location. The treaty provides annual certified terrorism limits of $9.0 million for the first layer, $11.3 million for the second layer and $20.0 million for the third layer. Claims arising from non-certified terrorist acts are treated like any other losses and are not subject to limitations or annual aggregate caps. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the Property Excess of Loss treaty, however, our Terrorism Excess of Loss treaty, discussed later in this section, does cover these exposures once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract.

Our New Jersey Homeowners 75% Quota Share treaty renewed January 1, 2004 at the 2003 expiring $75.0 million per occurrence limit with form following coverage. Under this treaty, the reinsurers follow our original policies including any loss from a terrorism event. Premiums ceded under this treaty in 2003 remained flat compared with 2002 at approximately $19.2 million. Terms and conditions remained relatively the same.

Our Property Catastrophe treaty renewed at existing limits of $150.0 million and retention of $15.0 million. The structure for the property catastrophe reinsurance program was unchanged from 2003 for the January 1, 2004 renewal, remaining in five layers and covering: (i) 95% of losses in excess of $15.0 million up to $25.0 million; (ii) 95% of losses in excess of $25.0 million up to $50.0 million; (iii) 95% of losses in excess of $50.0 million up to $85.0 million; (iv) 83.5% of losses in excess of $85.0 million up to $120.0 million;
(v) 83.5% of losses in excess of $120.0 million up to $165.0 million. Total coverage under the program is $133.3 million. Terrorism coverage is excluded as per definition of TRIA, as well as nuclear, biological and chemical losses. However, these losses are covered under a separate Terrorism Excess of Loss treaty, which is discussed later in the Casualty Reinsurance section. The overall program cost for this treaty in 2003 is $6.9 million, compared with $7.1 million in 2002. The $15.0 million retention could be reduced to a minimum retention of $1.0 million for a New Jersey region catastrophe, due to a provision under the treaty that provides Selective up to $14.0 million of benefit from the New Jersey Homeowners 75% Quota Share treaty.

     CASUALTY REINSURANCE

The Casualty Excess of Loss treaty, renewed effective July 1, 2003, provides per occurrence coverage of $47.2 million in excess of the Company's $2.0 million retention and $0.8 million co-participation in the layer covering $3.0 million in excess of the $2.0 million retention. This structure is unchanged from 2002. Effective July 1, 2003, each umbrella policy is covered up to $15.0 million compared to $10.0 million in 2002 treaty year. The casualty treaty distinguishes between certified and non-certified terrorism losses. Non-certified terrorism losses are treated like any other losses. The annual aggregate limit for certified terrorism (TRIA) losses is capped at two times each layer's occurrence limit, or $94.4 million. Consistent with the 2002 treaty: nuclear, biological and chemical losses are excluded from the Casualty Excess of Loss treaty; however, our Terrorism Excess of Loss treaty, which is discussed later in this section, does cover these exposures once our $15.0 million annual aggregate retention is met. There is no exclusion for mold or cyber risks in this contract. The following additional exclusions were added to the 2003 - 2004 treaty: 1) "Fortune 500" companies ($8 plus billion in sales); 2) war; 3) asbestos; and 4) pharmaceutical manufacturers. Due to the types of exposures the Company insures, these additional exclusions are not expected to have a material impact on our results.

     TERRORISM REINSURANCE

On November 26, 2002 TRIA legislation was signed into law. The program terminates on December 31, 2005. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States of America are required to participate in the program. In following this legislation, Selective offers its commercial policyholders an option to purchase terrorism coverage that will provide protection against a TRIA certified event. An event has to cause at least $5.0 million in losses to be certified as an act of terrorism. Each participating insurance company is responsible for paying out a certain amount in claims - a deductible - before Federal assistance becomes available. This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year. The deductible equaled or equals: 7% of 2002 commercial lines direct earned premium for the 2003 calendar year, 10% of

2003 commercial direct earned premium for 2004 calendar year and 15% of 2004 commercial direct earned premium for 2005 calendar year. For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $60.0 million in 2003 and $97.0 million in 2004. Therefore, we continue to monitor concentrations of risk. Effective February 1, 2003 and renewed effective January 1, 2004, Selective has a separate Terrorism Excess of Loss treaty that covers $45.0 million in the aggregate in excess of a $15.0 million retention in the aggregate for TRIA, as well as, nuclear, biological and chemical losses not covered by the Act. Any TRIA, nuclear, biological and chemical losses incurred within a calendar year that are retained by the Insurance Subsidiaries under the terms of other reinsurance treaties, discussed earlier in this section, or specifically excluded from those treaties count towards the $15.0 million aggregate retention for the terrorism treaty. The treaty has a 10% return of premium provision if no losses are ceded to the treaty. The 2004 annual treaty cost decreased 8% compared with 2003. During 2003, we did not incur any terrorism losses, nor did we cede any losses to this treaty.

     OTHER REINSURANCE

Our surety reinsurance program was revised effective January 1, 2004 to more effectively serve our needs. The Surety Excess of Loss treaty renewal included an increase in Company retention to $1.0 million in 2004 from $0.8 million in 2003 as well as an increase in premium to an estimated $1.8 million for 2004 from $1.6 million in 2003. The Surety Excess of Loss treaty is structured in two layers that cover up to $8.0 million per principal/per loss at 90%, with Selective retaining 10% of the exposure. The Surety 17.5% Quota Share treaty we had in prior years was cancelled effective January 1, 2004. The Company ceded $2.5 million in premium and an estimated $1.0 million in losses to the Surety Quota Share treaty in 2003.

In compliance with New Jersey regulation, the Insurance Subsidiaries ceded premium and no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF). Due to change in New Jersey regulations, the cessions to UCJF will discontinue for policies with effective dates of January 1, 2004 or later. Claims covered under policies issued or renewed prior to January 1, 2004 will continue to be paid by the UCJF.

INVESTMENTS

Although lower interest rates have put pressure on investment returns, we still generated an increase in before-tax investment income to $114.7 million for the year, compared with $103.1 million for 2002 and $96.8 million in 2001. The increase reflects an increased asset base as our overall investment portfolio reached $2.4 billion. This was due to strong operating cash flows of $281.9 million in 2003, compared with $180.1 million in 2002 and $52.7 in 2001, in addition to our convertible debt offering in 2002 which added $116.0 million in assets. Our before-tax portfolio yield was 5.1% in 2003 compared with 5.4% in 2002 and 2001.

We continue to maintain a conservative, diversified investment portfolio, with debt security holdings representing 85% of invested assets. 62% of our debt securities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that 99% of the debt securities are investment grade.

The following table presents the Moody's and Standard & Poor's ratings of our debt securities portfolio:

Rating                    2003            2002
-----------------------------------------------
Aaa/AAA                    62%             59%
Aa/AA                      21%             19%
A/A                        12%             16%
Baa/BBB                     4%              5%
Other                       1%              1%
                          ---             ---
Total                     100%            100%
                          ===             ===

We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, debt security maturities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt securities portfolio primarily in intermediate-term securities. The average maturity of the portfolio at December 31, 2003 was 5.5 years compared with 5.3 years at December 31, 2002.

We continue to follow an investment philosophy that has historically proven successful. The strategy is to purchase debt securities in sectors that represent the most attractive relative value and maintain a moderate equity exposure. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

At December 31, 2003, our investment portfolio included non-investment grade securities with an amortized cost of $25.2 million, or 1% of the portfolio, and a fair value of $27.2 million. At December 31, 2002, non-investment grade securities in our investment portfolio represented less than 1%, with an amortized cost of $14.7 million and a fair value of $13.3 million. The unrealized loss on these securities represented 5% of our total unrealized loss at December 31, 2003, and 10% at December 31, 2002. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company did not have a material investment in non-traded securities in 2003 or 2002.

The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At December 31, 2003, 18% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, some of which were in an unrealized loss position, compared with 11% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated security at "Baa1" and the average Standard and Poor's rating is "A," with the lowest rated security at "BBB."

The Company regularly reviews its investment portfolio for declines in value, focusing attention on securities whose market value is less than 85% of their cost/amortized cost at the time of review. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down. If our judgment about an individual security changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position of future periods. Factors considered, but not limited to, in evaluating potential impairment of debt securities include the following:

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

     - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

     -    Any rating agency announcements.

REALIZED GAINS AND LOSSES

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines of $1.2 million for 2003, $7.1 million for 2002 and $1.4 million for 2001. These securities were written down due to heightened credit risk that was security specific and would not impact other securities held.

The Company realized gains and losses from the sale of available-for-sale debt and equity securities during 2003, 2002 and 2001. The following table presents the period of time that securities, sold at a loss during these years, were continuously in an unrealized loss position prior to sale:

      (in millions)                              2003                         2002                            2001
--------------------------------------------------------------------------------------------------------------------------
                                          Fair                         Fair                           Fair
  Period of time in an                  Value on    Realized         Value on     Realized          Value on      Realized
unrealized loss position               Sale Date      Loss          Sale Date       Loss            Sale Date       Loss
                                       -----------------------------------------------------------------------------------
Debt securities:
0 - 6 months                           $   48.4       1.2              28.4          5.0               4.7          0.3
7 - 12 months                              10.6       0.4               4.9          0.1                 -            -
Greater than 12 months                      8.8       0.7               3.7          1.3              13.6          1.2
                                       --------       ---              ----          ---              ----          ---
Total debt securities                      67.8       2.3              37.0          6.4              18.3          1.5
                                       --------       ---              ----          ---              ----          ---
Equity Securities:

0 - 6 months                                1.5       0.1                 -            -               3.3          0.7
7 - 12 months                                 -         -                 -            -               9.9          3.0
Greater than 12 months                      1.7       0.3                 -            -               1.2          0.8
                                       --------       ---              ----          ---              ----          ---
Total equity securities                     3.2       0.4                 -            -              14.4          4.5
                                       --------       ---              ----          ---              ----          ---
Total                                  $   71.0       2.7              37.0          6.4              32.7          6.0
                                       ========       ===              ====          ===              ====          ===

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold, (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions, or (iii) tax management purposes.

UNREALIZED LOSSES

The following table summarizes, for all available-for-sale securities in an unrealized loss position at December 31, 2003 and 2002, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

          (in millions)                                       2003                       2002
---------------------------------------------------------------------------------------------------------
                                                                    Gross                        Gross
Period of time in unrealized loss                       Fair      Unrealized      Fair         Unrealized
            position                                    Value       Loss          Value          Loss
                                                     ----------------------------------------------------
Debt securities:
0 - 6 months                                         $  143.2        2.3          110.8           3.3
7 - 12 months                                            57.3        1.3           12.9           0.3
Greater than 12 months                                    5.5        0.1           19.8           3.0
                                                     -------------------          -------------------
Total debt securities                                   206.0        3.7          143.5           6.6
                                                     -------------------          -------------------
Equities:
0 - 6 months                                              1.5          -           15.6           2.3
7 - 12 months                                               -          -           15.9           3.2
Greater than 12 months                                   17.4        0.3            8.3           2.4
                                                     -------------------          -------------------
Total equity securities                                  18.9        0.3           39.8           7.9
                                                     -------------------          -------------------
Total                                                $  224.9        4.0          183.3          14.5
                                                     ===================          ===================

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at December 31, 2003 by contractual maturity:

                                                     Amortized      Fair
(in millions)                                          Cost         Value
-------------------------------------------------------------------------
One year or less                                     $  13.8        13.7
Due after one year through five years                   66.3        65.2
Due after five years through ten years                 105.3       103.5
Due after ten years through fifteen years               24.3        23.6
Due after fifteen years                                    -           -
                                                     -------       -----
Total                                                $ 209.7       206.0
                                                     =======       =====

DIVERSIFIED INSURANCE SERVICES

The Diversified Insurance Services businesses create a fee-based source of revenue that is not dependent on insurance underwriting cycles. These businesses are not capital intensive and allow us to develop alternate revenue streams in growing markets. Our Diversified Insurance Services strategy focuses on businesses that provide synergy with our insurance agency force and create new opportunities for agents to bring value added services and products to their customers. The Diversified Insurance Services operations include three core functions: human resource administration outsourcing (HR outsourcing), managed care and flood insurance. These businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own product or supply output). The flood and HR outsourcing products are sold through our independent agent distribution channel, while our managed care businesses provide a service used by our claims operation, as well as by other insurance carriers. We measure the performance of these companies based on several measures, including, but not limited to, results of operations in accordance with GAAP.

FOR THE YEAR ENDED DECEMBER 31,

($ in thousands)                                    2003               2002                     2001
-----------------------------------------------------------------------------------------------------
HR OUTSOURCING
Net revenue                                      $ 44,096             38,127                   34,352
Pre-tax (loss)                                       (379)            (1,397)                  (6,599)
MANAGED CARE
Net revenue                                        22,061             22,525                   19,088
Pre-tax profit                                      3,151              3,010                    3,686
FLOOD INSURANCE
Net revenue                                        23,630             18,317                   14,571
Pre-tax profit                                      6,094              3,863                    2,093
OTHER
Net revenue                                         2,053              1,827                    1,615
Pre-tax profit                                        357                438                      393
TOTAL
Net revenue                                        91,840             80,796                   69,626
Pre-tax profit (loss)                               9,223              5,914                     (427)
After-tax profit (loss)                             6,160              4,051                     (201)
After-tax return on net revenue                       6.7%               5.0%                    (0.3)%

The continuing operations of Diversified Insurance Services generated $91.8 million of net revenue and $6.2 million of net income for 2003, compared with $80.8 million of net revenue and $4.1 million of net income for 2002 and $69.6 million of net revenue and $0.2 million of net loss for 2001. The segment's return on net revenue increased to 6.7% for 2003, compared with 5.0% for 2002 and (0.3)% for 2001. Operating cash flow from the segment was $10.5 million in 2003, $16.3 million in 2002 and $3.6 million in 2001.

HUMAN RESOURCE OUTSOURCING

Our HR outsourcing company, Selective HR Solutions, Inc., provides human resource administration, including benefits, payroll and employee management services, and risk and compliance management products and services, including workers' compensation insurance. HR outsourcing, by the nature of its product package, provides a high level of day-to-day services to its customers, which we believe will be attractive to small business owners, who can be accessed through existing relationships with our independent agents. Under certain product offerings the company enters into a co-employment relationship with its clients and as such assumes the obligations to pay the salaries, wages and related benefit costs, and payroll taxes of its clients' worksite employees. For additional information regarding the risks associated with this business, refer to the "Risk Factors" section of Item 1. "Business" on page 24.

HR outsourcing net revenues increased 16% to $44.1 million for 2003, compared with $38.1 million for 2002 and $34.4 million for 2001. Net loss decreased to $0.1 million for 2003, compared with $0.7 million for 2002 and $4.2 million for 2001. Although the ramp-up time to sell this product has been longer than we originally anticipated, we are finding increasing support among our agency force for the value-added benefit that HR outsourcing brings to their clients. For 2003, workers' compensation prices were up more than 8% compared with 5% in 2002, while client administration prices rose about 5% compared with 8% in 2002. This stronger pricing is a direct result of our pricing initiatives, which began in 2002, and we expect it to continue to drive further gains into 2004. In addition, cost reduction initiatives that have taken place since 2001 have led to the steadily improving results.

MANAGED CARE

Our managed care company, CHN Solutions, provides workers' compensation and automobile medical claim services, third party administrative services and discounted access to the largest membership based medical provider network in New Jersey while bearing no underwriting risks. Although there is no underwriting risk associated with this business, there is the risk that the unionization of medical providers could impact our ability to maintain and grow our networks, negotiate fee discount arrangements and lease networks to our customers. For additional information regarding the risks associated with this business, refer to the "Risk Factors" section of Item 1. "Business" on page 24.

During 2003, our medical provider network expanded to just over 88,000 locations from 83,000 locations in 2002 and 60,000 locations in 2001. Managed care net revenues decreased to $22.1 million for 2003, compared with $22.5 million for 2002 and $19.1 million for 2001. Net income remained flat at $2.0 million in 2003 compared with 2002, but down from $2.4 million in 2001.. The decrease in net revenue during 2003 was attributable to aggressive competition from several major competitors in New Jersey, as well as our pricing strategy that led to the loss of several large clients. Further impacting net income were increased costs related to litigation, including a purported class action lawsuit. For information regarding this lawsuit, see Item 3. "Legal Proceedings" and Item 8. "Financial Statements and Supplementary Data," Note 18(e) to the consolidated financial statements. Lower revenue and increased litigation costs were offset by significant reductions in operating expenses from the consolidation of two offices as well as lower labor costs from staff reductions. Increases in net revenues during 2002 as compared with 2001 were the result of network and client expansion, largely attributable to the acquisition of NHD, a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. Increased legal expenses and benefit costs tempered growth in 2002 as compared with 2001.

FLOOD INSURANCE

Selective is a servicing carrier for the federal government's National Flood Insurance Program. Through this program, Selective is able to provide a market for flood insurance to over 5,700 agents across the country. As a servicing carrier, Selective bears no risk of policyholder loss since the program is fully reinsured by the federal government. Currently, Selective is servicing more than 162,000 flood policies under this program, compared with 135,000 in 2002 and 115,000 in 2001. Premium growth combined with claim administrative servicing fees related to Hurricane Isabel claims resulted in an overall increase in net revenues in 2003 of 29% to $23.6 million, compared with $18.3 million for 2002 and $14.6 million for 2001. This increase in net revenues resulted in a corresponding increase in net income to $4.0 million for 2003, compared with $2.5 million for 2002 and $1.4 million for 2001.

DISCONTINUED OPERATIONS

In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA), which had historically been reported as part of the Diversified Insurance Services segment. This divestiture plan was completed in May 2002 when the Company sold all of the issued and outstanding shares of capital stock of PDA as well as certain software applications developed by PDA at a net gain of $0.5 million. In addition, the Company recovered $5.0 million of capitalized software development costs, see Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements.

FEDERAL INCOME TAXES

Our total federal income tax expense increased $10.8 million in 2003 to $21.6 million, compared with $10.8 million in 2002 and $(2.6) million in 2001. These amounts reflect an effective tax rate of 24.6% for 2003, compared with 20.4% in 2002, and (11.1)% in 2001. The increase was attributable to improved underwriting results, increased capital gains on investment sales and higher levels of taxable investment income. The benefit in 2001 is reflective of underwriting losses and higher levels of tax-exempt income in that year. Our effective tax rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.

The Company has a net deferred tax liability of $12.7 million at December 31, 2003, compared with a net deferred tax asset of $8.7 million at December 31, 2002. The application of Alternative Minimum Tax (AMT) credits against regular tax in the current year, as well as increases in unrealized gains on the available-for-sale investment portfolio, deferred policy acquisition costs, and accelerated depreciation partially offset by the increase in the discount on loss and LAE reserves and increased unearned premium reserves led to this change. The following table presents the Company's taxable income (loss), pre-tax financial statement income, and net deferred tax (liability) asset:

(in millions)                                                      2003          2002         2001
--------------------------------------------------------------------------------------------------
Current taxable income (loss), from continuing
operations                                                        $ 78.8         42.9        (17.5)

Pre-tax financial statement income                                  88.0         52.9         23.7

Net deferred tax (liability) asset                                 (12.7)         8.7          9.4

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies described below as critical to our business operations and the understanding of our results of operations. For additional discussion on the application of these and other accounting policies, see Item
8. "Financial Statements and Supplementary Data," Note 2 to the consolidated financial statements. Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

RESERVES FOR LOSSES AND LOSS EXPENSES

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2003, the Company had accrued $1.6 billion of loss and loss expense reserves compared with $1.4 billion at December 31, 2002.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon is carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $661.5 million to $818.4 million at December 31, 2003 and of approximately $531.7 million to $674.6 million at December 31, 2002. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $733.7 million at December 31, 2003 and $588.5 million at December 31, 2002. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. Beginning in 2003, we are using independent actuaries to certify the adequacy of our reserves. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Included in our reserves are amounts for environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by our Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

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

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2003, 2002 and 2001. For additional information about our environmental reserves, see Item 1. "Business," page 13 and Item 8. "Financial Statements and Supplementary Data," Note 18(a) to the consolidated financial statements.

Environmental Claims Activity                                           2003              2002             2001
----------------------------------------------------------------------------------------------------------------
ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                                              2,346            2,038            1,868
Claims received during year                                                720              725              606
Claims closed during year(2)                                              (294)            (417)            (436)
                                                                      --------           ------           ------
Claims at end of year                                                    2,772            2,346            2,038
                                                                      ========           ======           ======
Average net loss settlement on closed claims                          $    548              344              449
Amount paid to administer claims                                      $    419              230              123
Net survival ratio (3)                                                      17               15               17

NON-ASBESTOS RELATED CLAIMS (1)
Claims at beginning of year                                                247              240              212
Claims received during year                                                133              105              138
Claims closed during year(2)                                               (94)             (98)            (110)
                                                                      --------           ------           ------
Claims at end of year                                                      286              247              240
                                                                      ========           ======           ======
Average net loss settlement on closed claims                          $  7,900           16,609           14,827
Amount paid to administer claims                                      $    723              851              907
Net survival ratio (3)                                                       9               10               10

(1) The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.

(2)  Includes claims dismissed, settled, or otherwise resolved.

(3) The net survival ratio was calculated utilizing a three-year average for net losses and expenses paid.

Of the 2,772 asbestos related claims, 1,627 involve four insureds. The case reserves associated with these four insureds amounted to $3.9 million on a net and gross basis as of December 31, 2003. About 70 environmental claims involve approximately 13 landfill sites. The landfill sites account for case reserves of $16.3 million on a gross basis and $16.1 million on a net basis. The remaining claims, which account for $7.5 million of case reserves on a gross basis and $6.7 million on a net basis, involve leaking underground storage tanks and other latent environmental exposures. The overall net survival ratio for asbestos and non-asbestos related claims was 10 years for 2003 and 11 years for 2002 and 2001.

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at December 31, 2003, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

PREMIUM REVENUE

Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized. When premium rates increase, the effect of those increases do not immediately affect earned premium. Rather, those increases are recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

PENDING ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("the Interpretation"). The Interpretation was originally effective for public companies at the beginning of fiscal periods beginning after June 15, 2003. In October 2003, the FASB agreed to defer the effective date of the Interpretation to the end of fiscal periods ending after December 15, 2003. In December 2003, the FASB further deferred the effective date of the Interpretation to the end of fiscal periods ending after March 15, 2004, for potential variable interest entities other than those commonly referred to as special-purpose entities. Since the Company has no entities commonly referred to as special-purpose entities, we will adopt the Interpretation as of March 31, 2004. The Company does not believe the adoption of the Interpretation will have a material impact on its results of operations or financial condition.

PENSION AND POSTRETIREMENT BENEFIT PLAN ACTUARIAL ASSUMPTIONS

The Company's pension benefit and postretirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions (SFAS 87) and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefit Other than Pension (SFAS 106), respectively. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.

The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 6.75% in 2003 from 7.25% in 2002 to reflect market interest rate conditions. We have further reduced our discount rate to 6.25% for 2004.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% in 2003 and 8.50% in 2002.

Changes in the related pension and post-retirement benefit expense may occur in the future due to changes in these assumptions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc., (Parent) is a holding company whose principal assets are its investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the Insurance Subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2003 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2004 ordinary dividends in the aggregate amount of approximately $64.0 million. There can be no assurance that the Insurance Subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the Insurance Subsidiaries to the Parent and amounts available for the payment of such dividends, see Item
8. "Financial Statements and Supplementary Data," Note 8 to the consolidated financial statements.

The payment of dividends from Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries. Growth in the Diversified Insurance Services segment has augmented consolidated cash flows from operations by generating $10.5 million in 2003, compared with $16.3 million in 2002 and $3.6 million in 2001. The operating cash flows from the Diversified Insurance Services segment, which are only restricted by ongoing operational needs of those businesses, resulted in dividends to the Parent of $8.9 million in 2003 with no dividends being made in 2002, and $5.0 million in 2001.

The Parent also generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which approximated $10.0 million and reduced the Parent's annual cash requirements from $33.1 million to $23.1 million.

The Parent's cash requirements include principal and interest payments on the senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders and general operating expenses. As indicated in the table on page 43, the Company has contractual obligations pursuant to various notes payable of $24.0 million in 2004. As part of our senior convertible note issuance in 2002, the Company established an irrevocable trust in the approximate amount of $72.0 million. As of December 2003, approximately $53.0 million remains in the trust to provide funds for the notes with maturities in the next two years. The 2002 convertible note issuance has a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of the previous calendar quarter. On any business day in the following calendar quarter, the holders may surrender notes for conversion into shares of common stock, or cash at the Company's option. If this trigger is met, it will add 3.9 million shares to our diluted earnings per share calculation. See Item 8. "Financial Statements and Supplementary Data," Note 7(a) to the consolidated financial statements for additional information on our senior convertible notes.

The Company also continually reviews its financial debt agreements for any potential rating triggers that could dictate a significant change in terms of the agreements if the Company's credit rating were to suddenly and drastically change. The principal agencies that issue financial strength ratings for the property and casualty industry are: A.M. Best Company (A.M. Best), Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Ratings Service (Fitch). We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings. A significant downgrade from A.M. Best, could materially adversely affect the business we write. We believe that ratings from S&P, Moody's or Fitch, although important, have less of an impact on our business. A rating downgrade to below "A-" in its A.M. Best or S&P rating would be considered an event of default under the terms of the Company's line of credit agreements. The Company had no outstanding borrowings on these lines at December 31, 2003 or 2002.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 75 consecutive years, including a $0.02 increase per share in the fourth quarter of 2003, to $0.17 per share, and currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, see Item 8. "Financial Statements and Supplementary Data," Note 7(b) to the consolidated financial statements.

On November 4, 2003, the Board of Directors authorized a 2.5 million share stock repurchase program scheduled to expire on November 30, 2005. This program replaces the previous program that expired on May 31, 2003. No shares were repurchased under the current program and 7.3 million shares at an aggregate cost of $140.5 million were repurchased under the expired program.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. The Insurance Subsidiaries also have additional investment commitments for their limited partnership investments of up to $32.4 million; however, there is no certainty that any additional investment will be required. The Insurance Subsidiaries satisfy their obligations and cash outflows through premium collections, interest and dividend income and maturities of investments.

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our HR Outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. Co-employer payroll and related service fees that were earned, but unpaid, were $15.5 million as of December 31, 2003 and $12.2 million as of December 31, 2002. Certain states, in which we conduct this business, limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or, at its option, require letters of credit or other collateral. As of December 31, 2003, the maximum exposure to any one account for earned, but unpaid, payroll is approximately $1.2 million.

The Insurance Subsidiaries and HR outsourcing operation are also subject to geographic concentration. Approximately 39% of our net premiums written are for insurance policies written in New Jersey, while 39% of our HR outsourcing co-employer client payroll is within the state of Florida. Other east coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the Company.

Cash provided by operating activities amounted to $281.9 million in 2003, $180.1 million in 2002, and $52.7 million in 2001. This increase in 2003 is a result of: i) a 16% increase in net premiums written and improved underwriting profitability, driven by rate increases in renewal premiums; and ii) increased investment income from a larger investment portfolio.

Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At December 31, 2003, we had $2.4 billion in investments compared with $2.1 billion in 2002, as a result of the aforementioned increased operating cash flow. Our investment program is structured with staggered maturities so that liquidation of available-for-sale debt securities should not be necessary in the ordinary course of business.

Total assets increased 13%, or $408.9 million, to $3.4 billion at December 31, 2003 from December 31, 2002. Invested assets increased $311.1 million primarily due to net purchases of $259.3 million funded by $281.9 million of operating cash flow and a $50.8 million increase in net unrealized gains on the portfolio. Increased premium volume drove increases in premiums receivable of $53.7 million and deferred policy acquisition costs of $24.2 million. Reinsurance recoverable on unpaid losses and loss expenses increased $24.2 million due to: (i) $11.1 million of flood reserves from Hurricane Isabel, which we 100% cede to the federal government's National Flood Insurance Program, (ii) a $5.9 million increase in ceded claims with the New Jersey Unsatisfied Claim and Judgment Fund and (iii) growth in policy count and exposures.

Total liabilities increased 13%, or $311.3 million, to $2.7 billion at December 31, 2003 from December 31, 2002. Loss and loss expense reserves increased $184.4 million as a result of growth in policy count and exposure and adverse loss development of approximately $15.0 million. Increased premium volume resulted in higher unearned premium reserves of $92.8 million. Notes payable decreased $24.0 million due to a scheduled payment made in May 2003 on the 8.63% Senior Notes of $6.0 million and a scheduled payment made in August 2003 on the 8.77% Senior Notes of $18.0 million. Deferred federal income tax liability increased $21.4 million to a payable of $12.7 million at December 31, 2003 from a receivable of $8.7 million at December 31, 2002 primarily due to the increase in unrealized gains in the debt and equity portfolios. Commissions payable increased to $53.7 million at December 31, 2003 compared with $37.5 million at December 31, 2002. This increase is attributable to improved underwriting profitability, which generated $24.6 million in agent profit sharing commissions compared with $16.5 million last year, as well as increased premium-based commission amounts due to higher premium levels. Accrued salaries and benefits increased $12.0 million resulting from the rising costs of employee benefits as well as the increase in incentive-based employee profit sharing of $5.5 million.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At December 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable as of December 31, 2003 are summarized below:

                                                                Contractual obligations
----------------------------------------------------------------------------------------------------------
                                                            Less than       1-3         3-5        After 5
(in millions)                                  Total         1 year        years       years         years
----------------------------------------------------------------------------------------------------------
Operating leases                             $  23.9           7.1          10.5        4.7           1.6

Senior convertible notes                       305.0             -             -          -         305.0

Convertible subordinated debentures              1.2             -             -        1.2             -

Notes payable                                  121.5          24.0          42.3       30.6          24.6
                                             -------          ----          ----       ----         -----
Total                                        $ 451.6          31.1          52.8       36.5         331.2
                                             =======          ====          ====       ====         =====

The senior convertible notes have a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of such calendar quarter. On any business day in the following calendar quarter, the holders may surrender notes for conversion into shares of common stock, or cash at the Company's option. If this trigger is met, it will add 3.9 million shares to our diluted earnings per share calculation. We expect to have the capacity to repay and/or refinance all of these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either December 31, 2003 or 2002. See Item 8. "Financial Statements and Supplementary Data," Note 7(d) to the consolidated financial statements for more information. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data," Note 17 to the consolidated financial statements.

AUDIT COMMITTEE APPROVAL OF NON-AUDIT SERVICES

Information required in accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, regarding non-audit services is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential loss in fair value arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of the Company's primary market risk exposures and how they were being managed as of December 31, 2003. Our market risk sensitive instruments are for other than trading purposes.

Our investment policy is constructed with the long-term objective of maximizing after-tax returns while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 85% debt securities, 12% equity securities, 1% short-term investments and 2% other investments. We have no direct exposure to commodity risk and minimal exposure to foreign exchange risk.

To reduce the sensitivity of interest rate fluctuations, we invest our debt securities portfolio primarily in intermediate-term securities. At December 31, 2003, 94% of the portfolio was ten years or less to maturity, with the average maturity of 5.5 years. Based on our fixed income asset allocation and security selection process, we believe that our fixed income bond portfolio is not highly prone to prepayment risk. In general, the market value of the bond portfolio rises more from a downward move in interest rates than the market value declines from an equal upward move in interest rates.

Our portfolio of marketable equity securities is exposed to equity price risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio limiting concentrations in any one company or industry.

For the overall investment portfolio, there were no significant changes in our primary market risk exposures or in how those exposures are managed compared with the year ended December 31, 2002. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

We utilize sensitivity analysis to measure the potential loss in future earnings, fair values or cash flows of market sensitive instruments. The sensitivity analysis hypothetically assumes: (i) a parallel 200 basis point shift in interest rates up and down in 100 basis point increments; and (ii) a 20% change in equity prices up and down in 10% increments at December 31, 2003 and 2002.

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

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2003 and 2002:

                                                                            2003
                                                              INTEREST RATE SHIFT IN BASIS POINTS
                                           --------------------------------------------------------------------
($ IN MILLIONS)                              -200         -100              0            100              200
---------------------------------------------------------------------------------------------------------------
MARKET VALUE OF DEBT
  SECURITY PORTFOLIO                       2,273.5       2,176.7         2,085.5       2,005.0          1,925.1
MARKET VALUE CHANGE FROM BASE (%)              9.0%          4.4%            0.0%         (3.9)%           (7.7)%

                                                                             2002
                                                              Interest Rate Shift in Basis Points
                                           --------------------------------------------------------------------
                                             -200         -100              0            100              200
---------------------------------------------------------------------------------------------------------------
Market value of debt
  security portfolio                       $2,057.7      $1,968.6        $1,886.8      $1,806.5         $1,724.2
Market value change from base (%)               9.1%          4.3%            0.0%         (4.3)%           (8.6)%

                                                                             2003
                                                              CHANGE IN EQUITY VALUES IN PERCENT
                                           --------------------------------------------------------------------
                                             -20%         -10%             0%            10%              20%
---------------------------------------------------------------------------------------------------------------
MARKET VALUE OF EQUITY PORTFOLIO             237.2         266.9         296.6         326.2            355.9

                                                                             2002
                                                              Change in Equity Values in Percent
                                           --------------------------------------------------------------------
                                             -20%         -10%             0%            10%             20%
---------------------------------------------------------------------------------------------------------------
Market value of equity portfolio           $157.5        $177.2          $196.9        $216.6           $236.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

December 31,
(in thousands, except share amounts)                                                    2003                   2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
      (fair value:  $75,478-2003; $114,785-2002)                                   $       72,321              109,318
Debt securities, available-for-sale - at fair value
      (amortized cost:  $1,914,635-2003; $1,671,347-2002)                               2,010,064            1,772,061
Equity securities, available-for-sale - at fair value
      (cost of:  $163,602-2003; $120,036-2002)                                            296,561              196,913
Short-term investments - (at cost which approximates fair value)                           23,043               24,700
Other investments                                                                          35,655               23,559
                                                                                   --------------            ---------
Total investments (Note 3)                                                              2,437,644            2,126,551
Cash                                                                                           12                2,228
Interest and dividends due or accrued                                                      24,001               22,689
Premiums receivable, net of allowance for uncollectible
      accounts of: $3,121-2003; $2,814-2002                                               407,633              353,935
Other trade receivables, net of allowance for uncollectible
      accounts of:   $1,085-2003; $867-2002                                                21,567               19,769
Reinsurance recoverable on paid losses and loss expenses                                    7,726                9,675
Reinsurance recoverable on unpaid losses and loss expenses (Note 5)                       184,611              160,374
Prepaid reinsurance premiums (Note 5)                                                      52,817               46,141
Deferred federal income tax (Note 12)                                                           -                8,707
Real estate, furniture, equipment, and software development - at cost, net of accumulated depreciation and amortization of:
      $79,199-2003; $70,628-2002                                                           53,317               52,424
Deferred policy acquisition costs (Note 2j)                                               172,386              148,158
Goodwill (Note 2k)                                                                         43,612               42,808
Other assets                                                                               33,456               36,388
                                                                                   --------------            ---------
      Total assets                                                                 $    3,438,782            3,029,847
                                                                                   ==============            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Reserve for losses (Note 6)                                                        $    1,400,770            1,232,322
Reserve for loss expenses (Note 6)                                                        187,043              171,103
Unearned premiums                                                                         649,906              557,141
Senior convertible notes (Note 7)                                                         115,937              115,937
Notes payable (Note 7)                                                                    121,500              145,500
Current federal income tax                                                                  7,961                2,565
Deferred federal income tax                                                                12,677                    -
Commissions payable                                                                        53,717               37,545
Accrued salaries and benefits                                                              56,942               44,894
Other liabilities                                                                          82,545               70,738
                                                                                   --------------            ---------
      Total liabilities                                                                 2,688,998            2,377,745
                                                                                   --------------            ---------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
      Issued: 41,567,552-2003; 40,780,950-2002                                             83,135               81,562
Additional paid-in capital                                                                113,283               95,435
Retained earnings                                                                         612,208              562,553
Accumulated other comprehensive income                                                    148,452              115,434
Treasury stock - at cost (shares: 14,284,612-2003; 14,185,020-2002)                      (197,792)            (195,295)
Unearned stock compensation and notes receivable from stock sales                          (9,502)              (7,587)
                                                                                   --------------            ---------
      Total stockholders' equity (Notes 8 and 9)                                          749,784              652,102
      Commitments and contingencies (Notes 5 and 18)
      Total liabilities and stockholders' equity                                   $    3,438,782            3,029,847
                                                                                   ==============            =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended December 31,
(in thousands, except per share amounts)                         2003                   2002                   2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
Net premiums written                                        $  1,219,159              1,053,487               925,420
Net (increase) in unearned premiums and prepaid
     reinsurance premiums                                        (86,089)               (65,219)              (42,372)
                                                            ------------              ---------             ---------
Net premiums earned                                            1,133,070                988,268               883,048
Net investment income earned                                     114,748                103,067                96,767
Net realized gains                                                12,842                  3,294                 6,816
Diversified insurance services revenue                            91,840                 80,796                69,626
Other income                                                       3,616                  3,525                 2,763
                                                            ------------              ---------             ---------
    Total revenues                                             1,356,116              1,178,950             1,059,020
                                                            ------------              ---------             ---------

Expenses:

Losses incurred                                                  675,506                609,048               567,778
Loss expenses incurred                                           123,124                105,532                88,106
Policy acquisition costs                                         356,050                307,505               277,897
Dividends to policyholders                                         5,054                  5,762                 8,275
Interest expense                                                  17,148                 15,093                14,526
Diversified insurance services expenses                           82,617                 74,882                70,053
Other expenses                                                     8,637                  8,221                 8,687
                                                            ------------              ---------             ---------
    Total expenses                                             1,268,136              1,126,043             1,035,322
                                                            ------------              ---------             ---------

Income from continuing operations,
    before federal income tax                                     87,980                 52,907                23,698
                                                            ============              =========             =========

Federal income tax expense (benefit)
Current                                                           17,756                 19,841                (1,874)
Deferred                                                           3,880                 (9,072)                 (746)
                                                            ------------              ---------             ---------
    Total federal income tax expense (benefit)                    21,636                 10,769                (2,620)
                                                            ------------              ---------             ---------
Loss from discontinued operations, net of tax:
$(377)-2002; $(234)-2001                                               -                   (708)                 (625)
Gain on disposition of discontinued operations,
net of tax:  $290-2002                                                 -                    539                     -
                                                            ------------              ---------             ---------
    Total discontinued operations, net of tax                          -                   (169)                 (625)
                                                            ------------              ---------             ---------
Net income                                                  $     66,344                 41,969                25,693
                                                            ============              =========             =========

Earnings per share:
    Basic net income from continuing operations             $       2.54                   1.67                  1.07
    Basic net loss from discontinued operations                        -                  (0.01)                (0.02)
                                                            ------------              ---------             ---------
    Basic net income                                        $       2.54                   1.66                  1.05
                                                            ============              =========             =========

    Diluted net income from continuing operations           $       2.40                   1.57                  1.00
    Diluted net loss from discontinued operations                      -                  (0.01)                (0.02)
                                                            ------------              ---------             ---------
    Diluted net income                                      $       2.40                   1.56                  0.98
                                                            ============              =========             =========
Dividends to stockholders                                   $       0.62                   0.60                  0.60

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Years ended December 31,
(in thousands, except per share amounts)             2003                 2002                2001
------------------------------------------------------------------------------------------------------------
Common stock:
  Beginning of year                            $   81,562               79,177              77,568
  Dividend reinvestment plan
   (shares: 43,882-2003; 46,353-2002;
   47,672-2001)                                        88                   93                  95
  Convertible subordinated debentures
   (shares: 20,758-2003; 347,312-2002;
   8,190-2001)                                         41                  695                  16
  Stock purchase and compensation plans
   (shares: 721,962-2003; 798,539-2002;
   749,142-2001)                                    1,444                1,597               1,498
                                               ----------             --------            --------
  End of year                                      83,135               81,562              79,177
                                               ----------             --------            --------

Additional paid-in capital:
  Beginning of year                                95,435               77,126              63,074
  Dividend reinvestment plan                        1,107                1,049               1,043
  Convertible subordinated debentures                 109                1,747                  41
  Stock purchase and compensation plans            16,632               15,513              12,968
                                               ----------             --------            --------
  End of year                                     113,283               95,435              77,126
                                               ----------             --------            --------
Retained earnings:
  Beginning of year                               562,553              536,188             525,669
  Net income                                       66,344   66,344      41,969   41,969     25,693    25,693
  Cash dividends to stockholders
   ($0.62 per share-2003; $0.60 per share
   2002; $0.60 per share-2001)                    (16,689)             (15,604)            (15,174)
                                               ----------             --------            --------
  End of year                                     612,208              562,553             536,188
                                               ----------             --------            --------

Accumulated other comprehensive income:
  Beginning of year                               115,434               98,037              99,325
  Other comprehensive income (loss),
  increase (decrease) in net unrealized
  gains on available-for-sale securities, net
  of deferred income tax effect                    33,018   33,018      17,397   17,397     (1,288)   (1,288)
                                               ----------   ------    --------   ------   --------    ------
  End of year                                     148,452              115,434              98,037
                                               ----------             --------            --------
         Comprehensive income                               99,362               59,366               24,405
                                                            ======               ======               ======

Treasury stock:
  Beginning of year                              (195,295)            (192,284)           (181,552)
  Acquisition of treasury stock
   (shares: 99,592-2003; 128,617-2002;
   479,137-2001)                                   (2,497)              (3,011)            (10,732)
                                               ----------             --------            --------
  End of year                                    (197,792)            (195,295)           (192,284)
                                               ----------             --------            --------

Unearned stock compensation and notes
receivable from stock sales:
  Beginning of year                                (7,587)              (7,084)             (6,287)
  Unearned stock compensation                      (7,065)              (4,480)             (3,845)
  Amortization of deferred compensation
  expense and amounts received on notes             5,150                3,977               3,048
                                               ----------             --------            --------
  End of year                                      (9,502)              (7,587)             (7,084)
                                               ----------             --------            --------
Total stockholders' equity                     $  749,784              652,102             591,160
                                               ==========             ========            ========

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31,
(in thousands)                                                                             2003         2002        2001
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $    66,344     41,969      25,693
                                                                                         -----------   --------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of
     reinsurance recoverable on unpaid losses and loss expenses                              160,151    101,927      20,040
Increase in unearned premiums, net of prepaid reinsurance and advance premiums                86,797     65,218      42,372
Increase in net federal income tax payable (recoverable)                                       9,001       (290)     (4,016)
Depreciation and amortization                                                                 11,106      8,103      12,245
Amortization of deferred compensation                                                          5,095      3,848       3,006
Increase in premiums receivable                                                              (53,698)   (33,194)    (28,809)
(Increase) decrease in other trade receivables                                                (1,798)     5,870      (4,576)
Increase in deferred policy acquisition costs                                                (24,228)   (16,507)    (13,238)
(Increase) decrease in interest and dividends due or accrued                                  (1,312)       384        (265)
(Increase) decrease in reinsurance recoverable on paid losses and loss expenses                1,949      8,001      (6,365)
Net realized gains                                                                           (12,842)    (3,294)     (6,816)
Increase in accrued salaries and benefits                                                     12,048      3,879       4,040
Increase in accrued insurance expenses                                                        21,811     11,949      19,560
Gain on disposition of discontinued operations                                                     -       (829)          -
Other-net                                                                                      1,494    (16,977)    (10,188)
                                                                                         -----------   --------    --------
Net adjustments                                                                              215,574    138,088      26,990
                                                                                         -----------   --------    --------
Net cash provided by operating activities                                                    281,918    180,057      52,683
                                                                                         ===========   ========    ========

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                             (615,126)  (656,542)   (326,099)
Purchase of equity securities, available-for-sale                                            (54,208)   (11,586)    (62,619)
Purchase of other investments                                                                 (9,008)    (9,324)     (1,462)
Purchase and adjustments of subsidiaries acquired (net of cash acquired of $48 in 2002)         (804)    (3,139)        (97)
Sale of subsidiary (net of cash of $385)                                                           -     15,349           -
Sale of debt securities, available-for-sale                                                  220,679    223,821      45,221
Redemption and maturities of debt securities, held-to-maturity                                37,076     66,411      49,807
Redemption and maturities of debt securities, available-for-sale                             153,735     92,866     131,174
Sale of equity securities, available-for-sale                                                 18,683     16,430      56,376
Proceeds from other investments                                                                1,384        798          71
Increase (decrease) in net payable for security transactions                                   2,474     (3,781)      4,800
Net additions to real estate, furniture, equipment and software development                   (9,751)   (11,775)     (6,824)
                                                                                         -----------   --------    --------
Net cash used in investing activities                                                       (254,866)  (280,472)   (109,652)
                                                                                         -----------   --------    --------

FINANCING ACTIVITIES
Dividends to stockholders                                                                    (16,689)   (15,604)    (15,174)
Acquisition of treasury stock                                                                 (2,497)    (3,011)    (10,732)
Net proceeds from issuance of senior convertible notes                                             -    112,750           -
Principal payment of notes payable                                                           (24,000)    (7,143)     (7,143)
Net proceeds from dividend reinvestment plan                                                   1,195      1,142       1,138
Net proceeds from stock purchase and compensation plans                                       11,011     12,630      10,621
Proceeds received on notes receivable from stock sales                                            55        129          42
                                                                                         -----------   --------    --------
Net cash (used in) provided by financing activities                                          (30,925)   100,893     (21,248)
                                                                                         -----------   --------    --------
Net (decrease) increase in short-term investments and cash                                    (3,873)       478     (78,217)
Short-term investments and cash at beginning of year                                          26,928     26,450     104,667
                                                                                         -----------   --------    --------
Short-term investments and cash at end of year                                           $    23,055     26,928      26,450
                                                                                         ===========   ========    ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

NOTE 1 ORGANIZATION

Selective Insurance Group, Inc., headquartered in Branchville, New Jersey, is a holding company for five property and casualty insurance companies that offer primary and alternative market insurance for commercial and personal risks. Through other subsidiaries, the company offers medical claim management services; human resources benefits and administration services; risk management products and services; and flood insurance policy, administration and claim services.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation Policy

The consolidated financial statements include the accounts of Selective Insurance Group, Inc. (Selective) and its subsidiaries (collectively, the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All material intercompany accounts and transactions have been eliminated.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("the Interpretation"). The Interpretation was originally effective for public companies at the beginning of fiscal periods beginning after June 15, 2003. In October 2003, the FASB agreed to defer the effective date of the Interpretation to the end of fiscal periods ending after December 15, 2003. In December 2003, the FASB further deferred the effective date of the Interpretation to the end of fiscal periods ending after March 15, 2004, for potential variable interest entities other than those commonly referred to as special-purpose entities. Since the Company has no entities commonly referred to as special-purpose entities, we will adopt the Interpretation as of March 31, 2004. The Company does not believe the adoption of the Interpretation will have a material impact on its results of operations or financial condition.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c) Reclassifications

Certain amounts in the Company's prior years' consolidated financial statements and related footnotes have been reclassified to conform with the 2003 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

(d) Investments

Held-to-maturity debt securities are carried at amortized cost, which is calculated using the scientific method, because management has the ability and intent to hold such securities until maturity. Available-for-sale debt and equity securities are carried at fair value. Limited partnerships are carried using the equity method, which approximates fair value. Net unrealized gains and losses on held-to-maturity debt securities are not reflected in accumulated other comprehensive income. Net unrealized gains and losses on available-for-sale debt and equity securities, net of deferred income tax effect, are included as a separate component of accumulated other comprehensive income. No material investments of the Company were non-income producing for the years ended December 31, 2003 and 2002.

Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. In the event that a decline in fair value of an investment is considered to be other than temporary, such investments are written down to their fair value at the date the impairment was determined and the amount of the write-down is included in realized losses. Realized losses from investment write-downs were $1.2 million for 2003, $7.1 million for 2002, and $1.4 million for 2001.

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

     See Note 4 for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts on its premiums, other trade receivables, and reinsurance recoverables. The allowance for premiums and other trade receivables is based on historical write-off percentages adjusted for the effects of current and anticipated trends. The allowance for reinsurance recoverables is based on the specific identification method. The allowance for premium receivables was $3.1 million at December 31, 2003 and $2.8 million at December 31, 2002. The allowance for other trade receivables was $1.1 million at December 31, 2003 and $0.9 million at December 31, 2002. The allowance for reinsurance recoverables was $2.3 million at December 31, 2003 and $1.5 million at December 31, 2002.

(g) Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $15.5 million as of December 31, 2003 and $12.2 million as of December 31, 2002. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of December 31, 2003 the maximum exposure to any one account for earned payroll is approximately $1.2 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

The Property and Casualty Insurance and HR outsourcing businesses are also subject to geographic concentration. Approximately 39% of our net premiums written are for insurance policies written in New Jersey while 39% of our HR outsourcing co-employer client payroll is within the state of Florida. Other east coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the Company.

(h) Reinsurance

The Company records its ceded reinsurance transactions on a gross basis which results in reinsurance recoverables on losses and loss expenses and ceded unearned premiums (prepaid reinsurance premiums). The Company also discloses reinsurance amounts for ceded premiums written and earned and ceded losses and loss expenses incurred. See Note 5 for more information on reinsurance.

(i) Real Estate, Furniture, Equipment and Software Development

The value of real estate, furniture and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the assets, which range from two to forty years for financial statement purposes and the straight-line method and various accelerated methods for federal income tax purposes. The Company capitalizes the costs of computer software developed or obtained for internal use and amortizes the cost using the straight-line method over estimated useful lives of the systems being developed that range from three to ten years.

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

Deferred policy acquisition costs amortized to expense were $324.6 million for 2003, $280.6 million for 2002, and $257.2 million for 2001. The investment yields assumed for each reporting period, which are based upon the Company's actual average investment yield before-tax, as of the date of the calculation, were 5.0% for 2003, 5.2% for 2002, and 5.4% for 2001.

(k) Goodwill

Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets. The Company's goodwill balance by operating segment is as follows:

(in thousands)                                  2003        2002
---------------------------------------       --------     ------
Diversified insurance services goodwill       $ 36,053     35,249
Insurance operations goodwill                    7,559      7,559
                                              --------     ------
Total goodwill                                $ 43,612     42,808
                                              ========     ======

The increase in goodwill in our Diversified Insurance Services segment of $0.8 million is due to contingent purchase price adjustments relating to our acquisition of Northeast Health Direct, LLC (NHD) in 2002. See Note 2(r) for additional information regarding acquisitions.

As of January 1, 2002 the Company adopted the FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changed the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. The statement is applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. No such impairments were recorded during 2003 or 2002. Goodwill amortization expense, which is included in other expenses on the consolidated statements of income and mainly in the Diversified Insurance Services segment, was $3.3 million for 2001. This 2001 expense amount was calculated using the straight-line method amortized over the estimated useful lives of the assets acquired, which ranged between nine and twenty years.

The following table shows net income and earnings per share as if FAS 142 had been adopted during the period presented:

(in thousands, except per share amounts)                          2001
----------------------------------------------                 ----------
Income from continuing operations, as reported                 $   26,318
Add back:  Goodwill amortization, net of tax                        2,178
                                                               ----------
Adjusted income from continuing operations                         28,496
Loss from discontinued operations, net of tax                        (625)
                                                               ----------
Adjusted net income                                            $   27,871
                                                               ==========

Basic earnings per share:
Income from continuing operations, as reported                 $     1.07
Add back: Goodwill amortization, net of tax                          0.09
                                                               ----------
Adjusted income from continuing operations                           1.16
Loss from discontinued operations, net of tax                       (0.02)
                                                               ----------
Adjusted net income                                            $     1.14
                                                               ==========

Diluted earnings per share:
Income from continuing operations, as reported                 $     1.00
Add back: Goodwill amortization, net of tax                          0.08
                                                               ----------
Adjusted income from continuing operations                           1.08
Loss from discontinued operations, net of tax                       (0.02)
                                                               ----------
Adjusted net income                                            $     1.06
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

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, the Company estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, the Company believes the reserves to be adequate. Any changes in the liability estimate may be material to the results of operations in future periods. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims. Such salvage and subrogation amounted to $43.6 million for 2003 and $40.5 million for 2002.

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

(n) Stock-Based Compensation

The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company uses the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for its stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 16 for more information.

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

The Company has adopted the pro forma footnote disclosure-only provisions of FAS
123. Based on the fair value method consistent with the provisions of FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

(in thousands, except per share amounts)                                               2003          2002          2001
-------------------------------------------------------------------------           ----------    ----------    ----------
Net income, as reported                                                             $   66,344      41,969        25,693
Add:  Stock-based employee compensation reported in net income,
   net of related tax effect                                                             3,311       2,502         1,955
Deduct:  Total stock-based employee compensation expense determined under
   fair value-based method for all awards, net of related tax effects                   (3,841)     (3,705)       (3,693)
                                                                                    ----------      ------        ------
Pro forma net income                                                                $   65,814      40,766        23,955
                                                                                    ==========      ======        ======
Net income per share:
Basic - as reported                                                                 $     2.54        1.66          1.05
Basic - pro forma                                                                         2.52        1.61          0.97
Diluted - as reported                                                                     2.40        1.56          0.98
Diluted - pro forma                                                                       2.38        1.52          0.91

(o) Dividends to Policyholders

The Company establishes reserves for dividends to policyholders on certain workers' compensation policies. These dividends are based on the policyholders' loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. The expense recognized for these dividends was $5.1 million in 2003, $5.8 million in 2002, and $8.3 million in 2001. The Company issues no policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.

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

The Company's cash paid during the year for interest and federal income taxes and non-cash financing activities were as follows:

(in thousands)                              2003          2002          2001
-----------------------------------------------------------------------------
Cash paid during the year for:
Interest                                 $   17,501      13,724        14,236
Federal income tax                           11,621      10,012             -
Non-cash financing activity:
  Conversion of convertible
    subordinated debentures                     147       2,459            58
Unearned stock compensation                   7,065       4,480         3,845

(r) Acquisitions

During 2002, the Company completed the acquisition of NHD, a 16,000-location network that operates in Connecticut and certain regions within the states of Massachusetts, Vermont, and New Hampshire. Consumer Health Network Plus, LLC
(CHN), which is included in our Diversified Insurance Services segment, acquired NHD for $4.0 million, including certain acquisition and financial performance related costs, as well as additional consideration of $0.8 million that was paid in 2003. CHN may be further required to pay additional consideration of approximately $0.3 million in 2004 based on certain criteria related to future financial performance. In connection with the acquisition, the Company recorded intangible assets of $1.7 million for network physician contracts and $0.7 million for existing client contracts. The network physician contracts have an indefinite life and will be reviewed annually for potential impairment. The client contracts are being amortized over their useful lives, 3 years, with $0.2 million amortized to expense in both 2003 and in 2002. These amounts are included in other assets on the consolidated balance sheets.

Separate pro forma information of this acquisition has not been presented, as management has determined that such information is not material.

NOTE 3  INVESTMENTS

(a) The components of net investment income earned are as follows:

(in thousands)                                                                         2003          2002          2001
------------------------------------------------------------------------------------------------------------------------
Debt securities                                                                     $  105,719       98,661       91,140
Equity securities                                                                        5,707        3,820        3,495
Short-term investments                                                                     292          620        1,996
Other investments                                                                        4,614        1,403        1,880
                                                                                    ----------      -------       ------
                                                                                       116,332      104,504       98,511

Investment expenses                                                                     (1,584)      (1,437)      (1,744)
                                                                                    ----------      -------       ------

Net investment income earned                                                        $  114,748      103,067       96,767
                                                                                    ==========      =======       ======

(b) Net unrealized gains on held-to-maturity debt securities are as follows:

(in thousands)                                                                         2003          2002          2001
--------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                                                $    3,157       5,467        7,101
                                                                                    ==========      ======        =====
Increase (decrease) in net
  unrealized gains                                                                  $   (2,310)     (1,634)       1,221
                                                                                    ==========      ======        =====

(c) Net unrealized gains on available-for-sale securities are as follows:

(in thousands)                                                                         2003          2002          2001
--------------------------------------------------------------------------------------------------------------------------
Debt securities                                                                     $   95,429      100,714        34,309
Equity securities                                                                      132,959       76,877       116,517
                                                                                    ----------      -------       -------
Total net unrealized gains                                                             228,388      177,591       150,826
Deferred income tax expense                                                            (79,936)     (62,157)      (52,789)
                                                                                    ----------      -------       -------
Net unrealized gains,

net of deferred income tax                                                          $  148,452      115,434        98,037
                                                                                    ==========      =======        ======
Increase (decrease) in net unrealized gains,
net of deferred income tax expense                                                  $   33,018       17,397        (1,288)
                                                                                    ==========      =======        ======

(d) The amortized cost, estimated fair values and unrealized gains (losses) of held-to-maturity debt securities at December 31, 2003 and 2002, respectively, are as follows:

                               Amortized Cost       Unrealized Gains      Unrealized Losses         Fair Value
(in thousands)                 2003       2002       2003       2002      2003        2002        2003       2002
                             --------   --------   --------   -------   --------    --------    --------   -------
U.S. government and
  government agencies        $      -      2,102          -        10          -           -           -     2,112
Obligations of states and
  political subdivisions       72,128    103,215      3,152     5,385          -         (17)     75,280   108,583
Mortgage-backed securities        193      4,001          5        89          -           -         198     4,090
                             --------   --------   --------   -------   --------    --------    --------   -------
Total held-to-maturity
  debt securities            $ 72,321    109,318      3,157     5,484          -         (17)     75,478   114,785
                             ========   ========   ========   =======   ========    ========    ========   =======

(e) The cost/amortized cost, estimated fair values and unrealized gains (losses) of available-for-sale securities at December 31, 2003 and 2002, respectively, are as follows:

                              Cost/Amortized Cost      Unrealized Gains        Unrealized Losses          Fair Value
(in thousands)                 2003        2002        2003        2002        2003        2002        2003        2002
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
U.S. government and
  government agencies       $  157,797     203,540      11,559      14,408        (130)       (374)    169,226     217,574
Obligations of states and
  political subdivisions       772,430     435,188      25,741      25,292      (2,041)       (349)    796,130     460,131
Corporate securities           436,180     507,275      35,493      37,555        (581)     (5,357)    471,092     539,473
Asset-backed securities         24,460      21,857         717         700           -         (15)     25,177      22,542
Mortgage-backed
  securities                   523,768     503,487      25,624      29,401        (953)       (547)    548,439     532,341
                            ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Available-for-sale
  debt securities            1,914,635   1,671,347      99,134     107,356      (3,705)     (6,642)  2,010,064   1,772,061
Available-for-sale
  equity securities            163,602     120,036     133,286      84,776        (327)     (7,899)    296,561     196,913
                            ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total available-for-
  sale securities           $2,078,237   1,791,383     232,420     192,132      (4,032)    (14,541)  2,306,625   1,968,974
                            ==========   =========   =========   =========   =========   =========   =========   =========

(f) The following table summarizes, for all securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have been in an unrealized loss position:

                                                            Less than 12 months     12 months or longer            Total
                                                             Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
(in thousands)                                               Value      Losses       Value      Losses       Value       Losses
------------------------------------------------           --------   ----------   --------   ----------   --------   ----------
U.S. government and government agencies                    $  9,070         130           -           -       9,070         130
Obligations of states and political subdivisions             88,864       2,041           -           -      88,864       2,041
Corporate securities                                         36,292         542       5,454          39      41,746         581
Mortgage-backed securities                                   66,310         953           -           -      66,310         953
                                                           --------    --------    --------    --------    --------    --------
  Total debt securities                                     200,536       3,666       5,454          39     205,990       3,705
Equity securities                                             1,542           -      17,378         327      18,920         327
                                                           --------    --------    --------    --------    --------    --------
  Total securities in a temporary
   unrealized loss position                                $202,078       3,666      22,832         366     224,910       4,032
                                                           ========    ========    ========    ========    ========    ========

At December 31, 2003, the Company had 49 debt securities, with a fair value of $206.0 million in an unrealized loss position of $3.7 million. The decline in 47 of these securities is attributable to changes in the interest rate environment. These securities have a fair value of $199.2 million and unrealized losses of $3.5 million. Issuer specific concerns account for declines in the remaining two debt securities, with a fair value of $6.8 million and unrealized losses of $0.2 million. The Company believes these declines to be temporary.

At December 31, 2003, the Company had three equity securities with a fair value of $18.9 million in an unrealized loss position of $0.3 million. All of these securities had fair values no less than 98% of cost, and the Company believes these declines to be temporary.

(g) Realized gains (losses) are as follows:


(in thousands)                                      2003        2002        2001
----------------------------------------------------------------------------------
Held-to-maturity debt securities
  Gains                                           $     30         248          74
  Losses                                                (9)          -           -
Available-for-sale debt securities
  Gains                                              8,569       8,846       2,727
  Losses                                            (3,790)    (13,494)     (2,098)
Available-for-sale equity securities
  Gains                                              8,490       7,694      12,231
  Losses                                              (448)          -      (6,118)
                                                  --------    --------    --------
Total net realized gains                            12,842       3,294       6,816
Income tax expense                                   4,495       1,153       2,386
                                                  --------    --------    --------
Net realized gains, net of income tax             $  8,347       2,141       4,430
                                                  ========    ========    ========

Proceeds from the sale of available-for-sale securities were $239.4 million during 2003, $240.3 million during 2002, and $101.6 million during 2001.

(h) The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are held-to-maturity debt securities:

                                       Amortized       Fair
(in thousands)                           Cost          Value
--------------------------------------------------------------
Due in one year or less               $    41,657       43,174
Due after one year through
  five years                               29,898       31,381
Due after five years through
  ten years                                   564          614
Due after ten years through
  fifteen years                               202          309
                                      -----------    ---------
Total held-to-maturity
  debt securities                     $    72,321       75,478
                                      ===========    =========

    Listed below are available-for-sale debt securities:

                                       Amortized       Fair
(in thousands)                           Cost          Value
--------------------------------------------------------------
Due in one year or less               $   181,421      187,134
Due after one year through
  five years                              642,550      674,198
Due after five years through
  ten years                               979,485    1,031,508
Due after ten years through
  fifteen years                           111,179      117,224
                                      -----------    ---------
Total available-for-sale
  debt securities                     $ 1,914,635    2,010,064
                                      ===========    =========

(i) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws with carrying values of $29.5 million as of December 31, 2003 and $26.1 million at December 31, 2002.

(j) The Company is not exposed to significant concentrations of credit risk within its investment portfolio.

(k) Included in other investments is $35.6 million of investments in limited partnerships in 2003 and $23.5 million in 2002. These investments are purchased and sold through an investment advisor and are carried at the equity method, which approximates fair value. Any change in fair value of these investments is recognized in net investment income earned in the period of change. At December 31, 2003 the Company has additional investment commitments of up to $32.4 million. There is no certainty that any additional investment will be required.

(l) The components of comprehensive income, both gross and net of tax, for 2003, 2002 and 2001 are as follows:

                                                          2003

(in thousands)                             Gross           Tax            Net
-------------------------------------------------------------------------------
Income                                   $   87,980        21,636        66,344
                                         ----------    ----------    ----------
Components of other
comprehensive income:
  Unrealized holding gains
  during the period                          65,071        22,775        42,296
  Reclassification adjustment               (14,274)       (4,996)       (9,278)
                                         ----------    ----------    ----------
  Other comprehensive income                 50,797        17,779        33,018
                                         ----------    ----------    ----------
Comprehensive income                     $  138,777        39,415        99,362
                                         ==========    ==========    ==========

                                                          2002

(in thousands)                             Gross           Tax            Net
-------------------------------------------------------------------------------
Income                                   $   52,651        10,682        41,969
                                         ----------    ----------    ----------
Components of other
comprehensive loss:
  Unrealized holding gains
  during the period                          28,107         9,838        18,269
  Reclassification adjustment                (1,342)         (470)         (872)
                                         ----------    ----------    ----------
  Other comprehensive income                 26,765         9,368        17,397
                                         ----------    ----------    ----------
Comprehensive income                     $   79,416        20,050        59,366
                                         ==========    ==========    ==========

                                                          2001

(in thousands)                             Gross           Tax            Net
-------------------------------------------------------------------------------
Income                                   $   22,839        (2,854)       25,693
                                         ----------    ----------    ----------
Components of other
comprehensive income:
  Unrealized holding gains
  during the period                           3,229         1,130         2,099
  Reclassification adjustment                (5,211)       (1,824)       (3,387)
                                         ----------    ----------    ----------
  Other comprehensive loss                   (1,982)         (694)       (1,288)
                                         ----------    ----------    ----------
Comprehensive income                     $   20,857        (3,548)       24,405
                                         ==========    ==========    ==========

NOTE 4 FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002:

                                                 2003                         2002
                                        ----------------------        ---------------------
                                         CARRYING       FAIR          Carrying      Fair
(in thousands)                            AMOUNT       VALUE           Amount       Value
-----------------------------------     ----------   ---------        ---------   ---------
FINANCIAL ASSETS
Debt securities:
  Held-to-maturity                      $   72,321      75,478          109,318     114,785
  Available-for-sale                     2,010,064   2,010,064        1,772,061   1,772,061
Equity securities                          296,561     296,561          196,913     196,913
Other investments                           58,698      58,698           48,259      48,259

FINANCIAL LIABILITIES
Notes payable:
  8.77% Senior Notes                        36,000      38,037           54,000      58,059
  8.63% Senior Notes Series A               24,000      25,476           30,000      32,185
  8.87% Senior Notes Series B               61,500      65,837           61,500      66,525
                                        ----------   ---------        ---------   ---------
Total notes payable                        121,500     129,350          145,500     156,769

Senior convertible notes                   115,937     144,113          115,937     128,863

Convertible subordinated debentures          1,184       5,408            1,331       4,737

The Company's carrying amounts shown in the table are included in the consolidated balance sheets. The convertible subordinated debentures are included in "other liabilities" on the consolidated balance sheets. See Note 2(e) for the methods and assumptions used by the Company in estimating the fair values of its financial instruments.

NOTE 5 REINSURANCE

In the ordinary course of business, the Insurance Subsidiaries assume and cede premiums with other reinsurance and insurance companies and various pools and associations of which they are members. A large portion of the reinsurance is effected under reinsurance contracts known as treaties and, in some instances, by negotiation on each individual risk. The Insurance Subsidiaries have in place excess of loss and catastrophe reinsurance treaties that protect against losses over stipulated amounts arising from any one occurrence or event and quota share reinsurance treaties where the Company and the reinsurer share the amount of premium and covered losses based on a stated percentage. The reinsurance arrangements enable greater diversification of business and can serve to limit the maximum net loss on catastrophes and large and unusually hazardous risks.

The Insurance Subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations. The Company reviews the financial condition of its existing reinsurers for any potential write-offs of uncollectible amounts as well as suitability to remain on the reinsurance program. The Company had prepaid reinsurance premiums and net reinsurance recoverables with American Re-Insurance Company (American Re) (rated "A+ Superior" by A.M. Best Company, Inc.) that amounted to $53.6 million at December 31, 2003 and $62.0 million at December 31, 2002, a state insurance fund for $71.3 million in 2003 and $64.9 million in 2002 and the federal government's National Flood Insurance Program for $52.2 million in 2003 and $33.0 million in 2002. The Company has a $38.7 million trust fund agreement with American Re that secures a portion of their recoverable amounts.

Under the Company's reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per terms of the contract, in a direct relationship to the direct premium recording. Reinsurance recoveries are recognized as direct losses are incurred.

(in thousands)                                  2003          2002          2001
-----------------------------------------------------------------------------------
Premiums written:
Direct                                       $1,336,150     1,157,450     1,009,120
Assumed                                          32,654        24,922        21,560
Ceded                                          (149,645)     (128,885)     (105,260)
                                             ----------    ----------    ----------
Net                                          $1,219,159     1,053,487       925,420
                                             ----------    ----------    ----------
Premiums earned:
Direct                                       $1,247,653     1,088,586       961,146
Assumed                                          28,386        22,359        20,327
Ceded                                          (142,969)     (122,677)      (98,425)
                                             ----------    ----------    ----------
Net                                          $1,133,070       988,268       883,048
                                             ----------    ----------    ----------
Losses and loss expenses incurred:
Direct                                       $  869,291       732,888       706,270
Assumed                                          26,105        21,055        22,255
Ceded                                           (96,766)      (39,363)      (72,641)
                                             ----------    ----------    ----------
Net                                          $  798,630       714,580       655,884
                                             ----------    ----------    ----------

Flood business which we cede 100% to the federal government's National Flood Insurance Program, is included in the above amounts as follows:

(in thousands)                                        2003          2002          2001
---------------------------------------------------------------------------------------
Ceded premiums written                             $  (65,762)     (53,266)     (42,433)

Ceded premiums earned                                 (59,192)     (48,012)     (37,191)

Ceded losses and loss expenses incurred               (44,764)      (4,527)     (11,416)

Assumed written and earned premium increased primarily due to an increase in mandatory pool assumptions.

In addition to our flood business, ceded written and earned premium increased in 2003 compared with 2002 due to increased direct premium written and $4.3 million from our Terrorism treaty placed on February 1, 2003.

Direct losses and loss expenses incurred increased in 2003 compared with 2002 primarily due to i) $40.2 million increase in flood losses which are 100% ceded to the federal government's National Flood Insurance Program; ii) $21.4 million increase in losses from catastrophes; and iii) an increase in exposure attributable to premium growth.

Ceded losses and loss expenses incurred from our flood business increased in 2003 compared with 2002 due to $34.8 million of losses incurred from Hurricane Isabel. In addition to the increase in flood business, ceded losses and loss expenses incurred increased in 2003 compared with 2002 primarily due to: i) an increase in losses ceded to a state insurance fund of $13.2 million; ii) an increase in casualty losses of $6.7 million; and iii) an increase in New Jersey homeowners property losses of $3.7 million.

NOTE 6 RESERVES FOR LOSSES AND LOSS EXPENSES

The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)                                                                         2003          2002          2001
--------------------------------------------------------------------------------------------------------------------------
Gross reserves for losses and loss expenses at beginning of year                    $1,403,425     1,298,338     1,272,656
Less reinsurance recoverable on unpaid loss and loss
  expenses at beginning of year                                                        160,374       166,511       160,869
                                                                                    ----------    ----------    ----------
Net reserves for losses and loss expenses at beginning of year                       1,243,051     1,131,827     1,111,787
                                                                                    ----------    ----------    ----------

Incurred losses and loss expenses for claims occurring in the:
Current year                                                                           783,580       694,744       642,173
Prior years                                                                             15,050        19,836        13,711
                                                                                    ----------    ----------    ----------
Total incurred losses and loss expenses                                                798,630       714,580       655,884
                                                                                    ----------    ----------    ----------

Paid losses and loss expenses occurring in the:
Current year                                                                           254,463       226,286       236,620
Prior years                                                                            384,016       377,070       399,224
                                                                                    ----------    ----------    ----------
Total paid losses and loss expenses                                                    638,479       603,356       635,844
                                                                                    ----------    ----------    ----------

Net reserves for losses and loss expenses at end of year                             1,403,202     1,243,051     1,131,827
Reinsurance recoverable on unpaid loss and loss
  expenses at end of year                                                              184,611       160,374       166,511
                                                                                    ----------    ----------    ----------
Gross reserves for losses and loss expenses at end of year                          $1,587,813     1,403,425     1,298,338
                                                                                    ==========    ==========    ==========

Incurred loss and loss expense development related to prior years was $15.0 million in 2003, $19.8 million in 2002 and $13.7 million in 2001, while net loss and loss expense reserves increased by $160.1 million in 2003 and $111.2 million in 2002. These changes were the result of normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses, anticipated loss trends, growth in business, as well as increased reinsurance retentions.

During 2003, our General Liability line of business, specifically Products/Completed Operations business, demonstrated significant prior year development. The estimates for prior year losses increased by $17.9 million, with $14.0 million in accident years 2000 and prior. The General Liability line of business is inherently volatile which makes it more difficult to reserve.

In addition, changes in our claims operation including senior management changes and the development of a field claims model over the past five years have impacted claim settlement patterns and average case reserves. During 2003 and 2002, these changes were minimal relative to the previous three years. This, combined with higher than expected loss emergence in 2003 for past accident years, has led us to recognize and increase in our estimates for these older periods.

As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

NOTE 7 INDEBTEDNESS

(a) Senior Convertible Notes

In 2002, the Company issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. The Company recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which are amortized over the life of the note, in connection with debt issuance costs. Net proceeds of approximately $72.0 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt obligations. The Company paid as a capital contribution $40.0 million to the Company's insurance operating subsidiaries. Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009, to holders of record at the close of business on the preceding March 9 or September 9, respectively. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per Convertible
Note in respect of any quarterly period within any six-month period will equal the greater of (a) any regular cash dividends per share paid by the Company on our common stock during that quarterly period multiplied by the then applicable conversion rate or (b) $0.15 multiplied by 12.9783. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of the Company's common stock at a conversion price of $29.29. These notes have a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of a calendar quarter. Then, on any business day in the following calendar quarter, the holders may surrender notes for conversion into shares of common stock, or cash at the Company's option. If all the Convertible Notes were converted, the Company would be required to issue 3.9 million shares of common stock. The 20% premium trigger is in effect until and including September 30, 2009 and declines approximately 0.11% per calendar quarter thereafter to 10% on the last day of the quarter ending June 30, 2032. Holders may also surrender Convertible Notes for conversion only during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock.

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

Commencing on May 4, 2003, the Company paid $6.0 million in principal, together with accrued interest thereon for the 8.63% Senior Notes. This $6.0 million principal payment is required annually through May 4, 2007. The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

For the 8.87% Senior Notes, the Company is required to pay $12.3 million principal amount in each year commencing on May 4, 2006 and ending on May 4, 2010, inclusive, together with accrued interest thereon. The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

(2) On August 12, 1994, the Company entered into a $54.0 million note purchase agreement with various lenders covering the 8.77% Senior Notes. Commencing on August 1, 2003, the Company paid $18.0 million in principal, together with accrued interest thereon for the 8.63% Senior Notes. This $18.0 million principal payment is required annually through August 1, 2005. The unpaid principal amount of the 8.77% Senior Notes accrues interest and is payable semiannually on February 1 and August 1 of each year, until the principal is paid in full.

Each note purchase agreement contains restrictive business covenants that are reviewed quarterly. They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends and net worth maintenance. At December 31, 2003, the amount available for dividends to stockholders under said restrictions was $226.4 million for the 1994 Senior Notes and $188.7 million for the 2000 Senior Notes.

(c) Convertible Subordinated Debentures

The Debentures were issued under an Indenture dated December 29, 1982, ("Indenture") in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively. The Debentures are convertible into common stock at an effective conversion price of $7.08 per share. The principal amount of the Debentures, $1.2 million at 2003 and $1.3 million at 2002, including any accrued interest, is due on January 1, 2008 and is included in other liabilities on the consolidated balance sheets.

The Indenture requires the Company to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on, or before December 31 of each of the years from 1993, to and including, 2006. Voluntary conversions have satisfied this obligation in its entirety.

(d) Short-Term Debt

The Company has revolving lines of credit with State Street Corporation, $20.0 million, and Wachovia Bank, $25.0 million, totaling $45.0 million at December 31, 2003. The lines of credit in 2002 were $25.0 million for State Street Corporation, and $25.0 million for Wachovia Bank, totaling $50.0 million. At December 31, 2003 and 2002, there were no balances outstanding. Interest is determined on a LIBOR, prime rate or money market rate basis at the Company's option. The weighted average interest rate on these borrowings was 1.67% in 2003. No borrowings were made during 2002.

NOTE 8 STOCKHOLDERS' EQUITY

On November 4, 2003, the Board of Directors authorized a 2.5 million share common stock repurchase program scheduled to expire on November 30, 2005. This program replaces the Company's previous common stock repurchase program authorized by the Board of Directors on July 29, 1996 and extended on July 28, 1998, May 7, 1999, November 2, 1999, February 3, 2000, May 31, 2001 and May 31,
2002, which allowed the Company to repurchase up to 8.0 million shares. No shares were repurchased under the current program and 7.3 million shares at a total cost of $140.5 million were repurchased under the expired program. The Company acquired no shares in 2003, 11,000 shares for $0.2 million in 2002, and
0.3 million shares for $7.5 million in 2001.

The Company maintains a dividend reinvestment plan. On November 18, 2003, the Company registered with the Securities and Exchange Commission 1,012,873 shares of which 12,873 were previously registered unissued shares of the dividend reinvestment plan. At December 31, 2003, 998,830 shares of common stock were available for issuance. Shares purchased under this plan are issued at fair value. As of December 31, 2003, the Company had an additional 5.7 million shares reserved for various stock compensation plans, retirement plans and debt offerings.

Shares repurchased in conjunction with restricted stock vestings and option exercises were 100,000 shares at a cost of $2.5 million in 2003, 117,000 shares at a cost of $2.8 million in 2002 and 133,000 shares at a cost of $3.2 million in 2001.

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

Based on the unaudited 2003 statutory financial statements, the maximum ordinary dividends that can be paid to Selective in 2004 are:

(in millions)
-----------------------------------------------------------------
Selective Insurance Company of America                 $     37.7
Selective Way Insurance Company                              13.6
Selective Insurance Company of the Southeast                  4.1
Selective Insurance Company of South Carolina                 3.6
Selective Insurance Company of New York                       4.6
                                                       ----------
Total                                                  $     63.6
                                                       ==========

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.

NOTE 9 PREFERRED SHARE PURCHASE RIGHTS PLAN

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

NOTE 10 SEGMENT INFORMATION

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

The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs and other underwriting expenses. Management of the Investments segment is separate from the Insurance Operations segment and, therefore, has been classified as a separate segment. The operating results of the Investments segment takes into account net investment income and net realized gains and losses on investments. The Diversified Insurance Services segment is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of managed care, flood operations and human resource administration outsourcing (HR outsourcing). The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations. Prior years have been restated to exclude software development and administration, which are accounted for as discontinued operations in 2002 and 2001.

Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $27.1 million in 2003, $32.1 million in 2002 and $14.1 million in 2001. These transactions were eliminated in all consolidated financial statements.

In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. The Company does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

REVENUE BY SEGMENT

(in thousands)                                                                         2003          2002          2001
----------------------------------------                                            ----------    ----------    ----------
INSURANCE OPERATIONS:
Commercial lines net premiums earned                                                $  920,409       788,454       678,321
Personal lines net premiums earned                                                     212,661       199,814       204,727
Miscellaneous income                                                                     3,478         3,167         2,660
                                                                                    ----------    ----------    ----------
Total insurance operations revenues                                                  1,136,548       991,435       885,708
                                                                                    ----------    ----------    ----------
INVESTMENTS:
Net investment income                                                                  114,748       103,067        96,767
Net realized gains on investments                                                       12,842         3,294         6,816
                                                                                    ----------    ----------    ----------
Total investment revenues                                                              127,590       106,361       103,583
                                                                                    ----------    ----------    ----------
DIVERSIFIED INSURANCE SERVICES:
Diversified insurance services revenues,
  from continuing operations                                                            91,840        80,796        69,626
                                                                                    ----------    ----------    ----------

TOTAL ALL SEGMENTS                                                                   1,355,978     1,178,592     1,058,917
                                                                                    ----------    ----------    ----------
Other income                                                                               138           358           103
                                                                                    ----------    ----------    ----------
TOTAL REVENUES FROM CONTINUING
OPERATIONS                                                                          $1,356,116     1,178,950     1,059,020
                                                                                    ==========    ==========    ==========

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)                                            2003          2002          2001
-----------------------------------------              ----------    ----------    ----------
INSURANCE OPERATIONS:
Commercial lines underwriting                          $  (13,528)      (21,135)      (32,970)
Personal lines underwriting                               (11,724)      (17,608)      (27,668)
                                                       ----------    ----------    ----------
Underwriting loss, before federal
income tax                                                (25,252)      (38,743)      (60,638)
                                                       ----------    ----------    ----------
INVESTMENTS:
Net investment income                                     114,748       103,067        96,767
Net realized gains on investments                          12,842         3,294         6,816
                                                       ----------    ----------    ----------
Total investment income, before federal
income tax                                                127,590       106,361       103,583
                                                       ----------    ----------    ----------
DIVERSIFIED INSURANCE SERVICES:
Income (loss) from continuing operations,
before federal income tax                                   9,223         5,914          (427)
                                                       ----------    ----------    ----------
TOTAL ALL SEGMENTS                                        111,561        73,532        42,518
Interest expense                                          (17,148)      (15,093)      (14,526)
General corporate expenses                                 (6,433)       (5,532)       (4,294)
                                                       ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS, BEFORE
FEDERAL INCOME TAX                                     $   87,980        52,907        23,698
                                                       ==========    ==========    ==========

NOTE 11 EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earning per share (EPS) computations of net income for the year ended:

2003

                                                       INCOME        SHARES      PER SHARE
(in thousands, except per share amounts)             (NUMERATOR)  (DENOMINATOR)    AMOUNT
-------------------------------------------------------------------------------------------
Basic EPS:
Net income available to common stockholders          $   66,344        26,131    $     2.54

Effect of dilutive securities:
Restricted stock                                              -           881
8.75% convertible subordinated debentures                    67           175
Stock options                                                 -           338
Deferred shares                                               -           120
                                                     ----------    ----------
Diluted EPS:
Income available to common stockholders
  and assumed conversions                            $   66,411        27,645    $     2.40
                                                     ==========    ==========    ==========

2002

                                                   Income (Loss)     Shares      Per Share
(in thousands, except per share amounts)            (Numerator)   (Denominator)    Amount
-------------------------------------------------------------------------------------------
Basic EPS:
Net income from continuing operations                $   42,138        25,301    $     1.67
Net (loss) from discontinued operations                    (169)       25,301         (0.01)
                                                     ----------                  ----------
Net income available to common stockholders          $   41,969        25,301    $     1.66
                                                     ==========    ==========    ==========
Effect of dilutive securities:
Restricted stock                                              -           796
8.75% convertible subordinated debentures                   143           363
Stock options                                                 -           359
Deferred shares                                               -           103
                                                     ----------    ----------
Diluted EPS:
Income from continuing operations                    $   42,281        26,922    $     1.57
Net (loss) from discontinued operations                    (169)       26,922         (0.01)
                                                     ----------                  ----------
Income available to common stockholders
  and assumed conversions                            $   42,112        26,922    $     1.56
                                                     ==========    ==========    ==========

2001

                                                   Income (Loss)     Shares      Per Share
(in thousands, except per share amounts)            (Numerator)   (Denominator)    Amount
-------------------------------------------------------------------------------------------
Basic EPS:
Net income from continuing operations                $   26,318        24,583    $     1.07
Net (loss) from discontinued operations                    (625)       24,583         (0.02)
                                                     ----------                  ----------
Net income available to common stockholders          $   25,693        24,583    $     1.05
                                                     ==========    ==========    ==========
Effect of dilutive securities:
Restricted stock                                             --           769
8.75% convertible subordinated debentures                   220           540
Stock options                                              (141)          469
Deferred shares                                              --            63
                                                     ----------    ----------
Diluted EPS:
Income from continuing operations                    $   26,397        26,424    $     1.00
Net (loss) from discontinued operations                    (625)       26,424         (0.02)
                                                     ----------                  ----------
Income available to common stockholders
  and assumed conversions                            $   25,772        26,424    $     0.98
                                                     ==========    ==========    ==========

During September 2002, the Company issued senior convertible notes with a contingent conversion feature that becomes effective if the Company's common stock trades at or above $35.15 for 20 out of 30 consecutive trading days at the end of a calendar quarter. If the contingent conversion feature is triggered, the Company would have to include approximately 3.9 million shares in the diluted EPS calculation. For additional discussion of these senior convertible notes, see Note 7(a).

NOTE 12  FEDERAL INCOME TAX

(a) A reconciliation of federal income tax on pretax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)                                          2003          2002          2001
-------------------------------------------------------------------------------------------
Tax at statutory rate of 35%                         $   30,793        18,517         8,294
Tax-exempt interest                                      (7,173)       (7,138)       (8,764)
Dividends received deduction                             (2,001)       (2,222)       (2,333)
Other                                                        17         1,612           183
                                                     ----------    ----------    ----------
Federal income tax expense (benefit)                 $   21,636        10,769        (2,620)
                                                     ==========    ==========    ==========

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in thousands)                                          2003         2002
---------------------------------------------------------------------------
Deferred tax assets:
Net loss reserve discounting                         $   77,325     70,864
Net unearned premiums                                    41,839     35,812
Self-insured employee benefit reserves                    3,256      3,043
Pension                                                   2,009      2,304
Deferred compensation                                     4,278      2,948
Alternative minimum tax                                   6,627     14,415
Allowance for doubtful accounts                           1,229        994
Other                                                     4,366      4,027
                                                     ----------    -------
Total deferred tax assets                               140,929    134,407

Deferred tax liabilities:
Deferred policy acquisition costs                        60,332     51,852
Unrealized gains on available-for-sale securities        79,936     62,359
Accelerated depreciation                                  6,944      4,301
Premium audit accrual                                     1,471      2,802
Amortization of discount on bonds                         1,946      2,301
Other                                                     2,977      2,085
                                                     ----------    -------
Total deferred tax liabilities                          153,606    125,700
                                                     ----------    -------

Deferred federal income tax (liability) asset:       $  (12,677)     8,707
                                                     ==========    =======

Based on our tax loss carryback availability, and the historic levels of current taxable income and pretax financial statement income, we believe that more likely than not, the existing deductible temporary differences will reverse during periods in which we generate net taxable income or have adequate carryback availability. As a result, the Company has no valuation allowance recognized for deferred tax assets.

Stockholders' equity reflects tax benefits related to compensation expense deductions for stock options exercised of $3.4 million at December 31, 2003, $2.4 million at December 31, 2002, and $1.3 million at December 31, 2001.

NOTE 13 DISCONTINUED OPERATIONS

In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA. During May 2002, the Company sold all of the issued and outstanding shares of capital stock and certain software applications developed by PDA for proceeds of $16.3 million at a net gain of $0.5 million. This gain is included in discontinued operations, on the consolidated statements of income. The tax benefit included in the loss from discontinued operations was $0.4 million for 2002 and $0.2 million for 2001. The amount of tax expense in 2002 for the gain on disposition of discontinued operations is $0.3 million. As a result of the sale, $5.0 million of capitalized software development cost were recovered. We have reclassified prior period amounts to present the operating results of PDA as a discontinued operation.

Operating results from discontinued operations are as follows:

(in thousands)                         2003       2002        2001
-------------------------------------------------------------------
Net revenue                          $       -    8,186      18,001
Pre-tax loss                                 -   (1,085)       (859)
Net loss                                     -     (708)       (625)
Gain on disposition, net of tax              -      539           -

NOTE 14 RETIREMENT PLANS

(a) Retirement Plan for Nonemployee Directors

The Company terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for nonemployee Directors. The estimated accrued costs for this plan were not material. As part of the termination, the present value of each Director's future benefits, as of that date, was converted into units based on the fair value of Selective common stock. The original termination called for the cash value of these units based upon the fair value of Selective common stock on retirement date to be distributed to each Director, or at each Director's election, over a period of fifteen years after such retirement. On May 8, 2002, the shareholders approved the conversion of the units issued under the termination plan into shares of Selective stock. All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director's election, over a period of no more than 5 years after such retirement. These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends. The accrued liability of these deferred shares of stock and the related dividend and interest earnings at December 31, 2003 and December 31, 2002 was $1.5 million compared with the accrued liability for the units outstanding at December 31, 2001 of $1.4 million.

(b) Retirement Savings Plan

The Company offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. The plan allows employees to make voluntary contributions to a number of diversified investment options including the Company's common stock, on a before and/or after-tax basis. Shares of the Company's common stock issued under this plan were 14,251 during 2003, 23,496 during 2002 and 23,095 during 2001.

The number of shares of the Company's common stock available to be purchased under the plan was 810,336 at December 31, 2003. During the first six months of 2002 and all of 2001, employees could contribute up to a maximum of 12% of their defined compensation and these contributions were matched 50% by the Company up to a maximum of 6%. Effective July 1, 2002 employees can contribute 50% of their defined compensation and these contributions are matched 65% by the Company up to a maximum of 7%.

An additional defined contribution plan is maintained by Selective HR Solutions, a subsidiary of the Diversified Insurance Services segment, which does not participate in the Company's defined contribution plan. Effective January 1, 2002, the plan allows employees to contribute a maximum of 25% of defined compensation and up to 3% of contributions are matched 200% by the employer. Prior to 2002, the maximum contribution was 15% of defined compensation.

In both plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.

Employer contributions for all the plans amounted to $3.7 million in 2003, $3.1 million in 2002, and $2.6 million in 2001.

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

The Company contributed $0.3 million in 2003 and $0.1 million in 2002 to the deferred compensation plan.

(d) Retirement Income and Postretirement Plans

The Company has a noncontributory defined benefit retirement income plan covering all employees who meet eligibility requirements. The Company's funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that may be approved by the Company from time to time. Effective July 1, 2002, two new amendments to the plan were adopted. For new entrants into the plan the monthly retirement benefits beginning at normal retirement were decreased to 1.2% from 2.0% of the average monthly compensation as defined. Also, for all plan participants the early retirement age was changed to include a formula, whereby age plus years of service must sum to at least 70.

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

As of December 31, 2003, the Company adopted the revised FASB statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). The revised FAS 132 addresses disclosure items only and does not address measurement or recognition. The revised FAS 132 requires additional disclosures to those required by the original statement, all of which are included for all periods presented.

                                                       Retirement Income Plan        Postretirement Plan
                                                      ------------------------     -----------------------
(in thousands)                                          2003           2002          2003          2002
---------------------------------------------         ---------      ---------     ---------     ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year                 $  97,165         82,147         6,107         6,198
Service cost                                              4,692          4,487           275           276
Interest cost                                             6,578          5,902           355           400
Amendments                                                    -          1,134             -          (844)
Actuarial (gains) losses                                 11,045          5,768          (295)          264
Benefits paid                                            (2,535)        (2,273)         (175)         (187)
                                                      ---------      ---------     ---------     ---------
Benefit obligation, end of year                       $ 116,945         97,165         6,267         6,107
                                                      =========      =========     =========     =========
CHANGE IN FAIR VALUE OF ASSETS:
Fair value of assets, beginning of year               $  60,791         55,455             -             -
Actual return on plan assets (net of expenses)           10,891            165             -             -
Contributions by the employer                             8,152          7,407             -             -
Benefits paid                                            (2,443)        (2,236)            -             -
                                                      ---------      ---------     ---------     ---------
Fair value of assets, end of year                     $  77,391         60,791             -             -
                                                      =========      =========     =========     =========
RECONCILIATION OF FUNDED STATUS:
Funded status                                         $ (39,554)       (36,374)       (6,267)       (6,107)
Unrecognized prior service cost                           1,438          1,688          (363)         (395)
Unrecognized net (gain) loss                             26,888         22,762          (228)           57
                                                      ---------      ---------     ---------     ---------
Net amount recognized                                 $ (11,228)       (11,924)       (6,858)       (6,445)
                                                      =========      =========     =========     =========
AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION:
Accrued benefit cost                                  $ (11,228)       (11,924)       (6,858)       (6,445)
Intangible asset                                              -              -             -             -
Accumulated comprehensive income                              -              -             -             -
                                                      ---------      ---------     ---------     ---------
Net amount recognized                                 $ (11,228)       (11,924)       (6,858)       (6,445)
                                                      =========      =========     =========     =========
OTHER INFORMATION AS OF DECEMBER 31:
Accumulated benefit obligation                        $  87,403         72,110             -             -
WEIGHTED-AVERAGE LIABILITY ASSUMPTIONS AS OF
DECEMBER 31:
Discount rate                                              6.25%          6.75          6.25          6.75
Rate of compensation increase                              5.00%          5.00          5.00          5.00

                                                       Retirement Income Plan                    Postretirement Plan
                                                 -----------------------------------     ----------------------------------
(in thousands)                                     2003          2002         2001         2003         2002         2001
---------------------------------------          --------      --------     --------     --------     --------     --------
COMPONENTS OF NET PERIODIC
BENEFIT COST:
Service cost                                     $  4,692         4,487        4,723          275          276          273
Interest cost                                       6,578         5,902        5,225          355          400          403
Expected return on plan assets                     (5,123)       (4,904)      (4,610)           -            -            -
Amortization of unrecognized transition
  obligation                                            -             -            -            -           23           46
Amortization of unrecognized
  prior service cost                                  250           205          172          (32)         (16)           -
Amortization of unrecognized
  net (gain) loss                                   1,151           252           11          (10)          (5)          (2)
                                                 --------      --------     --------     --------     --------     --------
Net periodic cost                                $  7,548         5,942        5,521          588          678          720
                                                 ========      ========     ========     ========     ========     ========
WEIGHTED-AVERAGE EXPENSE ASSUMPTIONS
FOR THE YEARS ENDED DECEMBER 31:
Discount rate                                        6.75%         7.25         7.50         6.75         7.25         7.50
Expected return on plan assets                       8.25%         8.50         8.50            -            -            -
Rate of compensation increase                        5.00%         5.00         5.00         5.00         5.00         5.00

All amounts in the reconciliations of funded status were recognized in the consolidated balance sheets for 2003 and 2002. There were no amounts to be included in other comprehensive income for the periods shown resulting from a change in the minimum pension liability. The Company presently anticipates contributing $7.9 million to the retirement income plan in 2004.

Our investment objective is to maximize total return while preserving capital to meet plan obligations.

Our strategy is to utilize a long-term time horizon to design the portfolio in such a manner as for the plan assets to achieve an appropriate balance between equity and debt securities, alternative investments and cash. The asset allocation is a function of the relative attractiveness of each asset class and its risk/reward characteristics.

Our investment policy limits our asset allocation in equity investments to a maximum of 60% of the total plan assets and alternative investments to a maximum of 20% of the total plan assets. A combination of equity investments and alternative investments is limited to 70% of the total market value of the plan assets. Each individual category of private equity, hedge funds and real estate has a limit of 10% of total plan assets. Additionally, a limit of 10% of total plan assets is placed on non-U.S. equity investments, while no more than 10% of total plan assets may be invested in the stock of Selective Insurance Group, Inc., the plan sponsor. A limit of 10% of the plan's assets or 20% of debt securities may be invested in non-investment grade securities.

Our 8.25% expected return on plan assets is based primarily on the plan's long-term historical returns. Our expected return is supported by our actual 8.6% annualized 10 year return and 9.3% annualized return achieved since plan inception for all plan assets. In addition to the plan's historical returns, we consider long-term historical rates of return on the respective asset classes.

The weighted average asset allocation by percentage of the retirement income plan at December 31 is as follows:

                                                  2003         2002
                                                ---------    ---------
Equity securities                                      46%          40
Debt securities                                        44           47
Alternative investments                                 8            9
Sponsoring company stock                                2            2
Cash                                                    -            2
                                                ---------    ---------
Total                                                 100%         100
                                                =========    =========

The retirement income plan holds investments in the common stock of the Company. These investments amounted to $1.3 million at December 31, 2003 and $1.0 million at December 31, 2002.

NOTE 15 INCENTIVE COMPENSATION PLANS

The Company has incentive compensation plans in which employees are eligible to participate based on corporate and individual performance goals. The total compensation costs charged to expense in connection with the plans were $13.0 million in 2003, $6.9 million in 2002 and $4.5 million in 2001.

NOTE 16 STOCK COMPENSATION PLANS

The Company has adopted the pro forma footnote disclosure-only provisions of FAS
123. See Note 2(n) for the pro forma effect on net income and earnings per share if the Company had adopted FAS 123. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

                                     All Other Option Plans           Employee Stock Purchase Plan
                                  -----------------------------      ------------------------------
                                   2003       2002        2001        2003        2002       2001
                                  -------    -------    -------      --------   --------   --------
Risk free interest rate              3.46%      4.71%      5.07%         1.08%      1.50%      2.70%
Expected life                     7 YEARS    7 years    7 years      6 MONTHS   6 months   6 months
Dividend yield                        2.4%       2.4%       2.5%          2.4%       2.4%       2.5%
Expected volatility                    25%        24%        24%           24%        35%        37%

The weighted-average fair value of options and stocks granted per share, during the year for 2003, 2002 and 2001 is as follows:

                                                              2003          2002          2001
                                                           ----------    ----------    ----------
Stock option plans                                         $     5.76          5.60          6.07
Restricted stock                                                23.54         21.19         22.86

Employee stock purchase plan:
  Six month option                                               1.49          2.16          2.06
  15% of grant date market value                                 3.85          3.74          2.86
                                                           ----------    ----------    ----------
Total                                                      $     5.34          5.90          4.92
                                                           ==========    ==========    ==========
Agent stock purchase plan:
  Discount* of grant date market value                     $     2.74          2.41          2.40

*See Note 16(f)

A summary of the option transactions under the stock option plans is as follows:

                                                                                       Weighted
                                                                      Stock             average
                                                     Number        appreciation        exercise
                                                   of shares          rights             price
--------------------------------                   ---------      --------------      ----------
Outstanding at December 31, 2000                   1,835,592              14,000      $    17.12
Granted 2001                                         194,350                   -           22.43
Exercised 2001                                      (410,725)             (4,000)          14.25
Forfeited 2001                                       (23,973)            (10,000)          19.09
                                                   ---------      --------------      ----------

Outstanding at December 31, 2001                   1,595,244                   -           18.44
Granted 2002                                         184,750                   -           21.16
Exercised 2002                                      (438,963)                  -           16.84
Forfeited 2002                                       (20,827)                  -           21.27
                                                   ---------      --------------      ----------

OUTSTANDING AT DECEMBER 31, 2002                   1,320,204                   -           19.31
GRANTED 2003                                         176,250                   -           23.34
EXERCISED 2003                                     (313,723)                   -           17.13
FORFEITED 2003                                      (30,240)                   -           20.26
                                                   ---------      --------------      ----------

OUTSTANDING AT DECEMBER 31, 2003                   1,152,491                   -      $    20.49
                                                   =========      ==============      ==========

Options exercisable and their weighted average exercise price at year end are 1,122,491 and $20.41 for 2003, 1,287,204 and $19.22 for 2002, and 1,562,244 and
$18.38 for 2001.

The following table summarizes information about stock options outstanding and exercisable under the stock option plans at December 31, 2003:

                              Options Outstanding                  Options Exercisable
                      -------------------------------------       ----------------------
                                     Weighted
                                      average
                                     remaining     Weighted                     Weighted
 Range of                           contractual     average                      average
 exercise             Number of       life in      exercise       Number of     exercise
  prices               shares          years         price         shares         price
----------------------------------------------------------------------------------------
$ 10 to 14               35,000             1.1    $  13.55          35,000     $  13.55
  14 to 18              206,176             3.9       16.57         206,176        16.57
  18 to 20              275,034             3.6       18.50         275,034        18.50
  20 to 23              326,631             7.1       21.62         326,631        21.62
  23 to 32              309,650             6.7       24.48         279,650        24.58
                      ---------     -----------    --------       ---------     --------
                      1,152,491             5.4    $  20.49       1,122,491     $  20.41
                      =========                                   =========

(a) Stock Option Plan II

Under the Company's Stock Option Plan II, 836,046 shares of the Company's common stock are available for issuance at December 31, 2003. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have SARs attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Company's Salary and Employee Benefits Committee (Committee). Each grant must be exercised within ten years from the date of the grant. Under this plan, the Company did not grant any options in 2003, but did grant 146,750 in 2002, and 161,350 in 2001.

Under the Company's Stock Option Plan II, the Committee may, at its discretion, make restricted or unrestricted grants of common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. The Company did not grant restricted shares in 2003, but did grant 208,588 in 2002, and 235,342 in 2001, and forfeited shares of 31,348 in 2003, 39,415 in 2002, and 52,969 in 2001. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the Committee and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the Committee at its discretion and set forth in an award agreement.

During the vesting period, dividends are earned and held in escrow on the restricted shares subject to the same vesting period and conditions as set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares are reinvested in the Company's common stock at fair value. The Company issued through the dividend reinvestment feature (net of forfeitures), restricted shares of 12,004 in 2003, 16,817 in 2002, and 16,929 in 2001, from the dividend reinvestment plan reserves.

Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of stockholders' equity. This balance is amortized into compensation expense over the 4 year length of the restriction along with the adjustment for the increases or decreases in the fair value of the Company's common stock for share awards subject to performance-related objectives. Unearned stock compensation of $4.0 million in 2003, $7.2 million in 2002, and $6.8 million in 2001 was recorded as a reduction of stockholders' equity and the amounts amortized to compensation expense were $3.6 million in 2003, $3.8 million in 2002, $3.0 million in 2001. This plan expired on September 1, 2002 and was replaced with the Company's Stock Option Plan III.

(b) Stock Option Plan III

In May 2002, the shareholders approved the Company's Stock Option Plan III, which has 1,723,098 shares of the Company's common stock available for issuance at December 31, 2003. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have stock appreciation rights (SARs) attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Company's Salary and Employee Benefits Committee (Committee). Each grant must be exercised within ten years from the date of the grant. Under this plan, the Company granted options for 146,250 shares in 2003 and 5,000 shares in 2002.

Under the Company's Stock Option Plan III, the Committee may, at its discretion, make restricted or unrestricted grants of common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. The Company granted total restricted shares of 264,069 for 2003 and 11,000 for 2002 and forfeited shares of 10,667 in 2003 with no shares being forfeited in 2002. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the Committee and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the Committee at its discretion as set forth in an award agreement. Dividends earned on the restricted shares are reinvested in the Company's common stock at fair value. The Company issued through the dividend reinvestment feature (net of forfeitures), 5,882 restricted shares in 2003 and 75 restricted shares in 2002.

Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of stockholders' equity. This balance is amortized into compensation expense over the 4 year length of the restriction along with the adjustment for the increases or decreases in the fair value of the Company's common stock for share awards subject to the performance related objectives. Unearned stock compensation of $5.3 million in 2003, and $0.2 million in 2002 was recorded as a reduction of stockholders' equity and the amounts amortized to compensation expense were $1.5 million in 2003 and $14,000 in 2002.

(c) Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan, the number of shares of common stock available to be purchased is 318,062. This plan is available to all employees who meet the eligibility requirements and provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of:
(i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. The Company issued shares to employees in the amount of 66,463 in 2003, 64,869 in 2002, and 72,460 in 2001.

(d) Stock Option Plan for Directors

Under the Company's stock option plan for directors, 688,000 shares of the Company's common stock are available for issuance. Each director who is not a full-time employee of the Company participates in the plan and automatically receives a nonqualified option to purchase 3,000 shares of common stock at not less than fair value on March 1 of each year. Each option becomes exercisable one year after the option was granted and expires no more than ten years from the date the option is granted. Under this plan, the Company granted 30,000 options in 2003 and 33,000 in 2002 and 2001.

(e) Stock Compensation Plan for Nonemployee Directors

In May 1996, the shareholders approved the stock compensation plan for nonemployee directors, effective January 1, 1997. The purpose of this plan is to provide for the payment of the annual compensation for the directors' services in shares of the Company's common stock. The amount of common shares available for issuance under the plan is 339,063. The Company issued 7,672 shares during 2003, 6,479 shares during 2002, and 6,120 shares during 2001 and charged to expense $0.5 million in 2003, and $0.4 million in 2002 and 2001. The plan was amended, effective January 1, 2001, to permit the directors to elect to receive up to 50% of their compensation under the plan in cash for each calendar year. Each non-employee director must elect on or before December 20th of each year how compensation for the following year will be paid.

(f) Agent Stock Purchase Plan

Under the terms of the agents' stock purchase plan, the number of shares of common stock available to be purchased is 727,816. This plan provides for quarterly offerings in which independent insurance agents can purchase the Company's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Purchases made prior to the December 1, 2001 quarterly offering were discounted at 5% with no holding restrictions applied. The Company issued shares to agents in the amount of 73,467 in 2003, 69,341 in 2002, and 40,883 in 2001 and charged to expense
$0.2 million in 2003, $0.2 million in 2002 and $0.1 million in 2001.

NOTE 17 RELATED PARTY TRANSACTIONS

In 1994, certain officers of Selective exercised stock options by signing promissory notes in payment for the stock, totaling $1.0 million. The Company's noninterest bearing promissory notes are secured by the common stock shares issued upon exercise, which are held by the Company as collateral. The promissory notes are full recourse and subject to certain employment requirements. The outstanding principal amount was $0.1 million at December 31, 2003 and $0.2 million at December 31, 2002.

In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by the Company. These officers gave Selective promissory notes totaling $1.8 million. The notes bear interest at 2.5% and are secured by the purchased shares of Selective's common stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding was $0.6 million at December 31, 2003 and $0.7 million at December 31, 2002.

The Company has utilized the services of Chas. E. Rue & Sons, Inc., a general insurance agency, of which William M. Rue, a director of Selective Insurance Group, Inc., is the President and owner of more than a 5% equity interest. The Company's Insurance Subsidiaries purchased insurance coverages from Chas. E. Rue & Sons, Inc. with premiums of $1.3 million in 2003, $1.1 million in 2002, and $1.0 million in 2001. As an independent agent for Selective, Chas. E. Rue & Sons, Inc. received $1.6 million in commissions for insurance policies placed with the Company's Insurance Subsidiaries in 2003, $1.3 million in 2002 and $1.2 million in 2001. Additionally, Chas E. Rue & Son, Inc., owns 20% of PL, LLC, which is an insurance fund administrator that places reinsurance through the Company. PL, LLC received reinsurance commissions of $0.1 million in 2003, $0.4 million in 2002 and $0.1 million in 2001. The Company believes that the related party transactions with Chas. E. Rue & Sons, Inc. and PL, LLC were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

NOTE 18 COMMITMENTS AND CONTINGENCIES

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

At December 31, 2003, our reserves for environmental claims amounted to $42.3 million on a gross basis (including case reserves of $30.8 million and IBNR reserves of $11.5 million) and $36.5 million on a net basis (including case reserves of $28.8 million and IBNR reserves of $7.7 million). There are a total of 3,058 environmental claims, including multiple claimants who are associated with the same site or incident. Of these, 2,772 are asbestos related, of which 1,627 involve four insureds. The total case reserves associated with these four insureds amounted to $3.9 million on a net and gross basis. The total case reserves for asbestos related claims amounted to $7.0 million on a gross basis and $6.0 million on a net basis. About 70 of the total environmental claims involve 13 landfill sites. The landfill sites account for case reserves of $16.3 million on a gross basis and $16.1 million on a net basis. The remaining claims, which account for $7.5 million of case reserves on a gross basis and $6.7 million on a net basis, involve leaking underground storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

                                    2003
                           --------------------
                             GROSS        NET
(in millions)              ---------    -------
Asbestos                   $     9.3        7.0
Landfill sites                  17.8       17.6
Other*                          15.2       11.9
                           ---------    -------
Total                      $    42.3       36.5
                           =========    =======

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

We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $661.5 million to $818.4 million at December 31, 2003 and of approximately $531.7 million to $674.6 million at December 31, 2002. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Our net IBNR reserves for non-environmental claims, including loss expense reserves, were $733.7 million at December 31, 2003 and $588.5 million at December 31, 2002.

The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

                                                       2003                          2002                           2001
                                          ----------------------------    --------------------------    ---------------------------
(in thousands)                                GROSS            NET           Gross           Net           Gross            Net
                                          -------------    -----------    -----------    -----------    ------------    -----------
ASBESTOS

Reserves for losses and loss expenses
  at the beginning of year                $       8,438          6,138          8,052          5,752           6,650          4,338
Incurred losses and loss expenses                 1,371          1,371            761            761           1,665          1,677
Less losses and loss expenses paid                 (564)          (564)          (375)          (375)           (263)          (263)
                                          -------------    -----------    -----------    -----------    ------------    -----------
Reserves for losses and loss expenses
  at the end of year                      $       9,245          6,945          8,438          6,138           8,052          5,752
                                          =============    ===========    ===========    ===========    ============    ===========
NON-ASBESTOS

Reserves for losses and loss expenses
  at the beginning of year                $      31,676         28,176         32,234         28,734          33,844         30,616
Incurred losses and loss expenses                 5,568          5,543          2,168          2,130           1,748          1,471
Less losses and loss expenses paid               (4,225)        (4,200)        (2,726)        (2,688)         (3,358)        (3,353)
                                          -------------    -----------    -----------    -----------    ------------    -----------
Reserves for losses and loss expenses
  at the end of year                      $      33,019         29,519         31,676         28,176          32,234         28,734
                                          =============    ===========    ===========    ===========    ============    ===========
TOTAL ENVIRONMENTAL CLAIMS
Reserves for losses and loss expenses
  at the beginning of year                $      40,114         34,314         40,286         34,486          40,494         34,954
Incurred losses and loss expenses                 6,939          6,914          2,929          2,891           3,413          3,148
Less losses and loss expenses paid               (4,789)        (4,764)        (3,101)        (3,063)         (3,621)        (3,616)
                                          -------------    -----------    -----------    -----------    ------------    -----------
Reserves for losses and loss expenses
  at the end of year                      $      42,264         36,464         40,114         34,314          40,286         34,486
                                          =============    ===========    ===========    ===========    ============    ===========

Based on our aggregate reserve for net losses and loss expenses at December 31, 2003, we do not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on our future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from our current estimates.

(b) The Company purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2003, the Company had purchased such annuities in the amount of $11.0 million for settlement of claims on a structured basis for which the Company is contingently liable. To the Company's knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(c) The Company has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $9.3 million in 2003, $8.2 million in 2002, and $9.1 million in 2001.

In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use.

At December 31, 2003, the total future minimum rental commitments under noncancelable leases was $23.9 million and such yearly amounts are as follows:

(in millions)
------------------------------------------
2004                               $   7.1
2005                                   6.0
2006                                   4.5
2007                                   3.0
2008                                   1.7
After 2008                             1.6
                                   -------
Total minimum payment required     $  23.9
                                   =======

(d) The Company has additional investment commitments for its limited partnership investments of up to $32.4 million. There is no certainty that any additional investment will be required. See Note 3(k) for additional discussion of our investments in limited partnerships.

(e) On May 21, 2003, a purported class action lawsuit was brought in the Superior Court of New Jersey, Law Division - Camden County, against Consumer Heath Network Plus, LLC (CHN), Alta Services, LLC, and Selective Insurance Company of America (SICA) together with ten other unrelated defendants. The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched. We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss. A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004. Since the lawsuit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

On October 15, 2003 and October 27, 2003, two related purported class action lawsuits were brought by the same plaintiff in the Third Judicial Circuit Court of Illinois against SICA. The first lawsuit alleges a class that covers all states in which SICA does business and that it breached its insurance policies, the Illinois Consumer Fraud and Deceptive Business Practice Act and similar laws of other states and was unjustly enriched. The plaintiff also filed a Motion for Class Certification. We are vigorously defending the lawsuit and have filed a Motion to Dismiss. The second lawsuit also alleges a class that covers all states in which SICA does business and also alleges that it breached its insurance policies, the Illinois Consumer Fraud and Deceptive Business Practice Act and similar laws of other states and was unjustly enriched. We are vigorously defending the suit and have filed Motions to Dismiss.

NOTE 19 STATUTORY FINANCIAL INFORMATION

The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting practices that materially affect the determination of statutory surplus, statutory net income or risk-based capital. As of December 31, 2003 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2003, (NAIC SAP) in its entirety, as a component of prescribed or permitted practices.

The Company's combined statutory capital and surplus was $666.2 million (unaudited) in 2003 and $549.4 million in 2002. The Company's combined statutory net income was $53.8 million (unaudited) in 2003, $29.4 million in 2002 and $21.4 million in 2001.

The Company is required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. These risk-based capital (RBC) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Based upon the Insurance Subsidiaries 2003 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 4.7:1, as defined by the NAIC.

NOTE 20 SUBSEQUENT EVENT

On January 1, 2004, the Parent purchased a property and casualty insurance company, domiciled in Maine, with $5.0 million in surplus that currently does not write any business, for $5.3 million.

Quarterly Financial Information(1)

                                                        First Quarter       Second Quarter      Third Quarter      Fourth Quarter
                                                    -------------------   -----------------   -----------------   -----------------
(unaudited, in thousands, except per share data)      2003       2002       2003     2002      2003      2002      2003      2002
-----------------------------------------------------------------------------------------------------------------------------------
Net premiums written                                $ 323,403   281,445   306,863   268,287   317,513   267,439   271,380   236,316
Net premiums earned                                   267,047   234,295   276,139   244,498   289,681   251,991   300,203   257,484
Net investment income earned                           27,343    24,504    29,436    25,100    27,324    24,493    30,645    28,970
Net realized gains (losses)                             3,975       109     3,369      (411)    1,029     1,521     4,469     2,075
Diversified insurance services
  revenue from continuing
  operations(2)                                        21,338    18,833    23,481    20,720    24,453    21,321    22,568    19,923
Diversified insurance services
  net income from continuing

  operations(2)                                         1,301       943     1,779     1,068     1,892     1,256     1,189       785
Income from continuing operations,
net of tax(2)                                           8,038    10,299    19,749      8,371   14,717    11,112    23,841    12,359
Income (loss) from discontinued
  operations, net of tax(2)                                 -         2         -      (126)        -         -         -       (47)
Net income                                              8,038    10,301    19,749     8,245    14,717    11,112    23,841    12,312
Other comprehensive
  income (loss)                                        (1,246)   (6,021)   35,817     8,444   (12,747)   15,315    11,194      (341)
                                                    ---------   -------   -------   -------   -------   -------   -------   -------
Comprehensive income                                    6,792     4,280    55,566    16,689     1,970    26,427    35,035    11,971
NET INCOME PER SHARE:

Basic                                                    0.31      0.41      0.76      0.33      0.56      0.43      0.91      0.48
Diluted                                                  0.29      0.39      0.72      0.31      0.53      0.41      0.86      0.46
Dividends to stockholders (3)                            0.15      0.15      0.15      0.15      0.15      0.15      0.17      0.15
PRICE RANGE OF COMMON STOCK: (4)

High                                                    26.48     27.74     26.90     31.48     31.85     28.07     33.00     26.34
Low                                                     21.81     19.36     24.28     25.66     24.46     20.35     28.64     19.97

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1. Refer to the Glossary of Terms on Exhibit 13 on Form 10-K.

2. See Note 13 to the consolidated financial statements and Financial Review for a discussion of discontinued operations.

3. See Note 7(b) and Note 8 to the consolidated financial statements and Financial Review for a discussion of dividend restrictions.

4. These ranges of high and low prices of the Company's common stock, as reported by The Nasdaq National Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 1, 2004 and ending January 31, 2004 was $35.60 to $31.72 and the last sale price on January 31, 2004 was $35.40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of Selective's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the Company's fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

The Company will file with the Securities and Exchange Commission, within 120 days after the end of the fiscal year covered by this report, a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with its 2004 Annual Meeting of Stockholders, which meeting will include the election of directors. In accordance with General Instruction G(3) of Form 10-K, the information required by Items 10 through 14 is incorporated herein by reference to the Proxy Statement.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.   EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.   PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The information required by Items 10 through 14 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         (1)      Consolidated financial statements:

The consolidated financial statements of the Company listed below are included in Item 8. "Financial Statements and Supplementary Data."

                                                                                                           Form 10-K
                                                                                                             Page
Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................       46
Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001.................       47
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2003, 2002 and 2001...       48
Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001.............       49
Notes to Consolidated Financial Statements, December 31, 2003, 2002 and 2001...........................      50-76

         (2)      Financial statement schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

                                                                                                                   Form 10-K
                                                                                                                     Page
                Independent Auditors' Report..................................................................         80

Schedule I      Summary of Investments - Other than Investments in Related Parties at December 31, 2003.......         83

Schedule II     Condensed Financial Information of Registrant at December 31, 2003 and 2002, and for the years
                ended December 31, 2003, 2002 and 2001........................................................       84-86

Schedule III    Supplementary Insurance Information for the years ended December 31, 2003, 2002 and 2001......       87-89

Schedule IV     Reinsurance for the years ended December 31, 2003, 2002 and 2001..............................         90

Schedule V      Allowance for Uncollectible Premiums and Other Receivables for the years ended                         91
                December 31, 2003, 2002 and 2001..............................................................

Schedule VI     Supplemental Information for the years ended December 31, 2003, 2002 and 2001.................         92

         (3)      Exhibits:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

(b) Reports on Form 8-K.

         In a report on Form 8-K dated and filed on October 8, 2003, the Company reported, under Item 12. "Results of Operations and Financial Condition," the impact of weather-related catastrophes on third quarter 2003 results.

INDEPENDENT AUDITORS' REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------------
New York, New York
February 3, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy                                         March 1, 2004
    -------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                                          March 1, 2004
    -------------------------------------------
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy                                         March 1, 2004
    -------------------------------------------
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Paul D. Bauer                                             March 1, 2004
    -------------------------------------------
Paul D. Bauer
Director

By: /s/ A. David Brown                                            March 1, 2004
    -------------------------------------------
A. David Brown
Director

By: /s/ William A. Dolan, II                                      March 1, 2004
    -------------------------------------------
William A. Dolan, II
Director

By: /s/ C. Edward Herder                                          March 1, 2004
    -------------------------------------------
C. Edward Herder
Director

By: /s/ William M. Kearns, Jr.                                    March 1, 2004
    -------------------------------------------
William M. Kearns, Jr.
Director

By: /s/ Joan M. Lamm-Tennant, Ph.D.                               March 1, 2004
    -------------------------------------------
Joan M. Lamm-Tennant, Ph.D.
Director

By: /s/ S. Griffin McClellan, III                                 March 1, 2004
    -------------------------------------------
S. Griffin McClellan, III
Director

By: /s/ John F. Rockart                                           March 1, 2004
    -------------------------------------------
John F. Rockart
Director

By: /s/ William M. Rue                                            March 1, 2004
    -------------------------------------------
William M. Rue
Director

By: /s/ J. Brian Thebault                                         March 1, 2004
    -------------------------------------------
J. Brian Thebault
Director

                                                                      SCHEDULE I

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003

Type of investment                                      AMORTIZED COST      FAIR       CARRYING
(in thousands)                                             OR COST          VALUE       AMOUNT
------------------------------------------------------------------------------------------------
DEBT SECURITIES:
Held-to-maturity:
    Obligations of states and political subdivisions    $       72,128       75,280       72,128
    Mortgage-backed securities                                     193          198          193
                                                        --------------    ---------    ---------
Total debt securities, held-to-maturity                         72,321       75,478       72,321
                                                        --------------    ---------    ---------
Available-for-sale:
    U.S. government and government agencies                    157,797      169,226      169,226
    Obligations of states and political subdivisions           772,430      796,130      796,130
    Corporate securities                                       436,180      471,092      471,092
    Asset-backed securities                                     24,460       25,177       25,177
    Mortgage-backed securities                                 523,768      548,439      548,439
                                                        --------------    ---------    ---------
Total debt securities, available-for-sale                    1,914,635    2,010,064    2,010,064
                                                        --------------    ---------    ---------

EQUITY SECURITIES, AVAILABLE-FOR-SALE:
Common stocks:
    Public utilities                                             1,255        2,872        2,872
    Banks, trust and insurance companies                        33,004       58,983       58,983
    Industrial, miscellaneous and all other                    129,343      234,706      234,706
                                                        --------------    ---------    ---------
Total equity securities, available-for-sale                    163,602      296,561      296,561
                                                        --------------    ---------    ---------
Short-term investments                                          23,043       23,043       23,043
Other investments                                               35,655       35,655       35,655
                                                        --------------    ---------    ---------
Total investments                                       $    2,209,256    2,440,801    2,437,644
                                                        ==============    =========    =========

                                                                     SCHEDULE II

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                                 BALANCE SHEETS

                                                                                  December 31,
(in thousands, except share amounts)                                          2003           2002
---------------------------------------------------------------------------------------------------
ASSETS
Debt securities, available-for-sale - at fair value (1)
    (cost: $54,714 - 2003; $71,358 - 2002)                                 $    55,579       72,142
Short-term investments                                                           6,786       10,311
Cash                                                                                12           59
Investment in subsidiaries                                                     937,560      842,334
Current federal income tax                                                       4,381        3,453
Deferred federal income tax                                                      3,642        3,253
Other assets                                                                    11,400        7,435
                                                                           -----------     --------
Total assets                                                               $ 1,019,360      938,987
                                                                           ===========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Senior convertible notes                                                   $   115,937      115,937
Notes payable                                                                  121,500      145,500
Other liabilities                                                               32,139       25,448
                                                                           -----------     --------
Total liabilities                                                              269,576      286,885
                                                                           -----------     --------

STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares:  5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 41,567,552 - 2003; 40,780,950 - 2002                                    83,135       81,562
Additional paid-in capital                                                     113,283       95,435
Retained earnings                                                              612,208      564,358
Accumulated other comprehensive income                                         148,452      113,629
Treasury stock - at cost (shares: 14,284,612 - 2003; 14,185,020 - 2002)       (197,792)    (195,295)
Unearned stock compensation and notes receivable from stock sales               (9,502)      (7,587)
                                                                           -----------     --------
Total stockholders' equity                                                     749,784      652,102
                                                                           -----------     --------

Total liabilities and stockholders' equity                                 $ 1,019,360      938,987
                                                                           ===========     ========

(1)As part of the Company's senior convertible note issuance in 2002, the Company established a trust of approximately $72 million. As of December 2003, approximately $53 million remains in the trust to provide funds for the notes with maturities in the next two years.

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries in
Item 8. "Financial Statements and Supplementary Data" of the 2003 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                              STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
(in thousands)                                                  2003         2002         2001
------------------------------------------------------------------------------------------------
REVENUES:
Dividends from subsidiaries                                   $ 26,331       21,248       29,229
Net investment income earned                                     2,131          707          240
Realized gains (losses)                                            (94)         829       (1,092)
Other income                                                       137          185          540
                                                              --------     --------     --------
Total revenues                                                  28,505       22,969       28,917
                                                              --------     --------     --------

EXPENSES:
Interest expense                                                17,148       15,386       15,287
Other expenses                                                   6,898        5,890        4,416
                                                              --------     --------     --------
Total expenses                                                  24,046       21,276       19,703
                                                              --------     --------     --------
Income before federal income tax and equity in
   undistributed income of subsidiaries                          4,459        1,693        9,214
                                                              --------     --------     --------

FEDERAL INCOME TAX (BENEFIT) EXPENSE:
Current                                                         (5,067)      (3,919)      (5,989)
Deferred                                                          (418)          54          576
                                                              --------     --------     --------
Total federal income tax benefit                                (5,485)      (3,865)      (5,413)
                                                              --------     --------     --------
Income before equity in undistributed income of
   subsidiaries, net of tax                                      9,944        5,558       14,627
Equity in undistributed income of subsidiaries, net of tax      54,595       38,216       11,066
                                                              --------     --------     --------
Net income                                                    $ 64,539       43,774       25,693
                                                              ========     ========     ========

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. "Financial Statements and Supplementary Data" of the 2003 Report on Form 10-K.

                         SELECTIVE INSURANCE GROUP, INC
                              (PARENT CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
(in thousands)                                                  2003          2002         2001
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $ 64,539       43,774       25,693
                                                               --------     --------     --------
Adjustments to reconcile net income to net cash provided by
   operating activities:
Equity in undistributed income of subsidiaries, net of tax      (54,595)     (38,216)     (11,066)
Increase in net federal income tax recoverable                   (1,345)      (2,590)        (940)
Net realized (gains) losses                                          94         (829)       1,092
Amortization of deferred compensation                             5,095        3,848        3,006
Amortization - other                                              1,792          725          136
Other, net                                                        2,644        9,418       (4,084)
                                                               --------     --------     --------
Net adjustments                                                 (46,315)     (27,644)     (11,856)
                                                               --------     --------     --------
Net cash provided by operating activities                        18,224       16,130       13,837
                                                               --------     --------     --------

INVESTING ACTIVITIES:
Purchase of debt securities, available-for-sale                 (18,905)     (71,931)           -
Sale of debt securities, available-for-sale                      33,885            -            -
Purchase of other investments                                         -            -         (243)
Purchase of subsidiaries                                              -            -          (97)
Sale of subsidiary                                                    -       15,733            -
Sale of equity securities, available-for-sale                                      -           95
                                                               --------     --------     --------
Net cash provided by (used in) investing activities              14,980      (56,198)        (245)
                                                               --------     --------     --------

FINANCING ACTIVITIES:
Dividends to stockholders                                       (16,689)     (15,604)     (15,174)
Capital contribution to subsidiaries                             (5,851)     (58,500)           -
Acquisition of treasury stock                                    (2,497)      (3,011)     (10,732)
Proceeds from senior convertible notes                                -      112,750            -
Principal payment on note payable                               (24,000)     (14,850)     (11,767)
Net proceeds from dividend reinvestment plan                      1,195        1,142        1,138
Net proceeds from stock purchase and compensation plans          11,011       12,630       10,621
Proceeds received on notes receivable from stock sale                55          129           42
                                                               --------     --------     --------
Net cash (used in) provided by financing activities             (36,776)      34,686      (25,872)
                                                               --------     --------     --------
Net decrease in cash and short-term investments                  (3,572)      (5,382)     (12,280)
Cash and short-term investments at beginning of year             10,370       15,752       28,032
                                                               --------     --------     --------
Cash and short-term investments at end of year                 $  6,798       10,370       15,752
                                                               ========     ========     ========

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in
Item 8. "Financial Statements and Supplementary Data" of the 2003 Report on Form 10-K.

                                                                    SCHEDULE III

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2003

                                                                                          Amortiza-
                                                                                           tion of
                                        Reserve                                Losses     deferred      Other
                     Deferred policy   for losses                  Net        and loss     policy      operating
                       acquisition      and loss    Unearned     premiums     expenses   acquisition   expenses    Net premiums
(in thousands)            costs         expenses    premiums      earned      incurred    costs (2)    (1), (2)      written
-------------------------------------------------------------------------------------------------------------------------------
Commercial                  $138,214    1,188,479    481,598        920,409    637,469       270,388      26,080        999,486

Personal                      34,172      214,723    115,491        212,661    161,161        54,207       9,017        219,673

Reinsurance
recoverable on
unpaid losses and
loss expenses                      -      184,611          -              -          -             -           -              -

Prepaid
reinsurance
premiums                           -            -     52,817              -          -             -           -              -

Interest and
general corporate
expenses                           -            -          -              -          -             -      23,581              -
                     ---------------   ----------   --------   ------------   --------   -----------   ---------   ------------
Total                $       172,386    1,587,813    649,906      1,133,070    798,630       324,595      58,678      1,219,159
                     ===============   ==========   ========   ============   ========   ===========   =========   ============

NOTE: A meaningful allocation of net investment income of $114,748 and net realized gain on investments of $12,842 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

   (1) Other operating expenses includes $(1,421) of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2003 Report on Form 10-K.

   (2) The total, $383,273, of the amortization of deferred policy acquisition cost $(324,595) and other operating expenses $(58,678) is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs        $   356,050
Dividends to policyholders            5,054
Interest expense                     17,148
Other expenses                        8,637
Other income                         (3,616)
                                -----------
Total                           $   383,273
                                ===========

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2002


                                                                                          Amortiza-
                                                                                            tion of
                          Deferred        Reserve                              Losses      deferred        Other
                           policy       for losses                  Net       and loss      policy       operating       Net
                         acquisition     and loss     Unearned    premiums    expenses    acquisition    expenses     premiums
(in thousands)              costs        expenses     premiums     earned     incurred     costs (2)      (1),(2)     written
------------------------------------------------------------------------------------------------------------------------------
Commercial               $   118,022     1,018,900     402,522     788,454     554,742        230,117       24,730     849,215

Personal                      30,136       224,151     108,478     199,814     159,838         50,438        7,146     204,272

Reinsurance
recoverable on
unpaid losses and
loss expenses                      -       160,374           -           -           -              -            -           -

Prepaid reinsurance
premiums                           -             -      46,141           -           -              -            -           -

Interest and general
corporate expenses                 -             -           -           -           -              -       20,625           -
                         -----------    ----------    --------    --------    --------    -----------    ---------   ---------
Total                    $   148,158     1,403,425     557,141     988,268     714,580        280,555       52,501   1,053,487
                         ===========    ==========    ========    ========    ========    ===========    =========   =========

NOTE: A meaningful allocation of net investment income of $103,067 and net realized gain on investments of $3,294 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

  (1) Other operating expenses includes $(327) of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2002 Report on Form 10-K.

  (2) The total, $333,056, of the amortization of deferred policy acquisition cost $(280,555) and other operating expenses $(52,501) is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs        $  307,505
Dividends to policyholders           5,762
Interest expense                    15,093
Other expenses                       8,221
Other income                        (3,525)
                                ----------
Total                           $  333,056
                                ==========

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                          YEAR ENDED DECEMBER 31, 2001

                                                      Amortiza-
                                                       tion of
                                          Losses      deferred        Other
                              Net        and loss      policy       operating      Net
                           premiums      expenses    acquisition     expenses    premiums
(in thousands)              earned       incurred     costs (2)     (1), (2)     written
------------------------------------------------------------------------------------------
Commercial               $    678,321     480,993        201,380       28,849      723,842

Personal                      204,727     174,891         55,860        1,713      201,578

Reinsurance
recoverable on
unpaid losses and
loss expenses                       -           -              -            -            -

Prepaid reinsurance
premiums                            -           -              -            -            -

Interest and general
corporate expenses                  -           -              -       18,820            -
                         ------------    --------    -----------    ---------    ---------
Total                    $    883,048     655,884        257,240       49,382      925,420
                         ============    ========    ===========    =========    =========

NOTE: A meaningful allocation of net investment income of $96,767 and net realized loss on investments of $6,816 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

  (1) Other operating expenses includes $868 of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2001 report on Form 10-K.

  (2) The total, $306,622, of the amortization of deferred policy acquisition cost $(257,240) and other operating expenses $(49,382) is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs        $ 277,897
Dividends to policyholders          8,275
Interest expense                   14,526
Other expenses                      8,687
Other income                       (2,763)
                                ---------
Total                           $ 306,622
                                =========

                                                                     SCHEDULE IV

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                               % Of
                                                      Assumed      Ceded                      Amount
                                       Direct       From Other    to Other        Net        Assumed
(in thousands)                         Amount        Companies    Companies      Amount       To Net
----------------------------------------------------------------------------------------------------
2003
Premiums earned:
Accident and health insurance       $        160             -            -           160          -
Property and liability insurance       1,247,493        28,386      142,969     1,132,910        2.5%
                                    ------------    ----------    ---------    ----------    -------
Total premiums earned               $  1,247,653        28,386      142,969     1,133,070        2.5%
                                    ============    ==========    =========    ==========    =======

2002
Premiums earned:
Accident and health insurance       $        201             -            3           198          -
Property and liability insurance       1,088,385        22,359      122,674       988,070        2.3%
                                    ------------    ----------    ---------    ----------    -------
Total premiums earned               $  1,088,586        22,359      122,677       988,268        2.3%
                                    ============    ==========    =========    ==========    =======

2001
Premiums earned:
Accident and health insurance       $        198             -            -           198          -
Property and liability insurance         960,948        20,327       98,425       882,850        2.3%
                                    ------------    ----------    ---------    ----------    -------

Total premiums earned               $    961,146        20,327       98,425       883,048        2.3%
                                    ============    ==========    =========    ==========    =======

                                                                      SCHEDULE V

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
           ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands)             2003         2002        2001
---------------------------------------------------------
Balance, January 1       $   5,131       4,954       6,681

Additions                    3,615       4,432       4,183

Deletions                   (2,215)     (4,255)     (5,910)
                         ---------      ------      ------
Balance, December 31     $   6,531       5,131       4,954
                         =========      ======      ======

                                                                     SCHEDULE VI

          SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                            SUPPLEMENTAL INFORMATION
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                       Losses and loss expenses
                                          incurred related to
                                      ------------------------------
                                          (1)           (2)         Paid losses
Affiliation with Registrant             Current        Prior         and loss
(in thousands)                           year          years         expenses
-------------------------------------------------------------------------------
Consolidated Property & Casualty
Subsidiaries:

     Year ended December 31, 2003     $  783,580         15,050         638,479
                                      ----------     ----------     -----------
     Year ended December 31, 2002     $  694,744         19,836         603,356
                                      ----------     ----------     -----------
     Year ended December 31, 2001     $  642,173         13,711         635,844
                                      ----------     ----------     -----------

NOTE: The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves.

    EXHIBIT INDEX

*        Exhibits included within this 10-K filing

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

4.2 The form of Indenture dated September 24, 2002, between Selective Insurance Group, Inc., and National City Bank as Trustee relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032, (incorporated by reference herein to the Company's Regulation Statement in Form S-3 No. 333-101489).

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

10.1b Amendment and restatement, effective January 1, 1997, to the Selective Insurance Retirement Savings Plan, filed herewith.

10.1c Amendment Number 1 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 2002, filed herewith.

10.1d Amendment Number 2 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 1997, filed herewith.

10.2 The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated by reference herein to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-8641).

10.2a Amendment and restatement, effective January 1, 1997, to the Retirement Income Plan for Selective Insurance Company of America, filed herewith.

10.2b Amendment Number 1 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective July 1, 2002, filed herewith.

10.2c Amendment Number 2 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective January 1, 2003, filed herewith.

10.2d Amendment Number 3 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective January 1, 1997, filed herewith.

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

*10.8    Description of Annual Cash Incentive Program (ACIP).

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

 10.12a1 Amendment Number 1, dated May 1, 1998, to the Employment Agreement with
         Gregory E. Murphy (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-8641).

 10.12a2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with
         Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

 10.12a3 Amendment Number 3, dated August 1, 2001, to the Employment Agreement with Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

 10.12b Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-8641).

 10.12b1 Amendment Number 1, dated December 16, 1998, to the Termination
         Agreement between Selective Insurance Company of America and Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

 10.12c Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated by reference herein to Exhibit 10.11f to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

 10.12c1 Amendment Number 1, dated October 31, 1998, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12c2 Amendment Number 2, dated May 5, 2000, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12c3 Amendment Number 3, dated October 31, 2001, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.12d Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.11j to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-8641).

10.12d1 Amendment Number 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

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

10.12e2 Amendment Number 2, dated March 1, 2003, to the Employment Agreement with James W. Coleman, Jr., filed herewith.

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

10.12i1 Amendment Number 1, dated March 1, 2003, to the Employment Agreement with Dale A. Thatcher, filed herewith.

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

10.12k1 Amendment Number 1, dated March 1, 2003, to the Employment Agreement with Richard F. Connell, filed herewith.

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

10.14a4 Amendment, dated June 30, 2003, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc. (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-8641).

10.15 Commercial Loan Note of $25,000,000 Line of Credit with First Union National Bank as of October 22, 1999, (incorporated by reference herein to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.15a Fifth amendment, dated June 28, 2002, effective through June 27, 2003, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America, (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-8641).

10.15a1 Seventh amendment, dated June 27, 2003, effective through June 26, 2004, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association and Selective Insurance Group, Inc. and Selective Insurance Company of America (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-8641).

* 11     Computation of earnings per share, filed herewith.

* 13     Glossary of Terms, filed herewith.

* 21     Subsidiaries of Selective Insurance Group, Inc., filed herewith.

* 23     Consent of Independent Auditors, filed herewith.

* 31.1   Certification of Chief Executive Officer in accordance with
         Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 31.2   Certification of Chief Financial Officer in accordance with
         Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 32.1   Certification of Chief Executive Officer in accordance with
         Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* 32.2   Certification of Chief Financial Officer in accordance with
         Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.