Form 10-Q
period 2004-03-31
SELECTIVE INSURANCE GROUP INC
filed 2004-04-30
CIK 230557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number:  0-8641

                         SELECTIVE INSURANCE GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                       22-2168890
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            40 Wantage Avenue
         Branchville, New Jersey                            07890
----------------------------------------                   --------
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

Common stock, par value $2 per share, outstanding as of March 31, 2004:
27,719,426

SELECTIVE INSURANCE GROUP, INC
Consolidated Balance Sheets
(in thousands, except share amounts)

                                                                               UNAUDITED
                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2004           2003
---------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENTS:
Debt securities, held-to-maturity - at amortized cost
     (fair value:  $68,718-2004; $75,478-2003)                                $     65,982       72,321
Debt securities, available-for-sale - at fair value
     (amortized cost:  $1,963,601-2004; $1,914,635-2003)                         2,084,082    2,010,064
Equity securities, available-for-sale - at fair value
     (cost of:  $172,844-2004; $ 163,602-2003)                                     315,560      296,561
Short-term investments - (at cost which approximates fair value)                    43,861       23,043
Other investments                                                                   38,708       35,655
                                                                              ------------    ---------
Total investments                                                                2,548,193    2,437,644

Cash                                                                                    52           12
Interest and dividends due or accrued                                               23,918       24,001
Premiums receivables, net of allowance for uncollectible accounts of:
     $3,121-2004 and 2003                                                          459,251      407,633
Other trade receivables, net of allowance for uncollectible accounts of:
     $687-2004; $1,085-2003                                                         23,073       21,567
Reinsurance recoverable on paid losses and loss expenses                            11,039        7,726
Reinsurance recoverable on unpaid losses and loss expenses                         176,477      184,611
Prepaid reinsurance premiums                                                        51,308       52,817
Real estate, furniture, equipment, and software development-at cost, net of
     accumulated depreciation and amortization                                      53,063       53,317
Deferred policy acquisition costs                                                  184,622      172,386
Goodwill                                                                            43,230       43,612
Other assets                                                                        33,985       33,456
                                                                              ------------    ---------
Total assets                                                                  $  3,608,211    3,438,782
                                                                              ============    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Reserve for losses                                                            $  1,428,055    1,400,770
Reserve for loss expenses                                                          192,995      187,043
Unearned premiums                                                                  708,353      649,906
Senior convertible notes                                                           115,937      115,937
Notes payable                                                                      121,500      121,500
Current federal income tax                                                           8,398        7,961
Deferred federal income tax                                                         26,497       12,677
Commissions payable                                                                 41,173       53,717
Accrued salaries and benefits                                                       56,911       56,942
Other liabilities                                                                  107,930       82,545
                                                                              ------------    ---------
Total liabilities                                                                2,807,749    2,688,998
                                                                              ------------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,082,362-2004; 41,567,552-2003                                            84,165       83,135
Additional paid-in capital                                                         129,554      113,283
Retained earnings                                                                  635,062      612,208
Accumulated other comprehensive income                                             171,078      148,452
Treasury stock - at cost (shares: 14,362,936-2004; 14,284,612-2003)               (200,588)    (197,792)
Unearned stock compensation and notes receivable from stock sales                  (18,809)      (9,502)
                                                                              ------------    ---------
Total stockholders' equity                                                         800,462      749,784
                                                                              ------------    ---------

Total liabilities and stockholders' equity                                    $  3,608,211    3,438,782
                                                                              ============    =========

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC
Consolidated Statements of Income

(in thousands, except per share amounts)

                                                                            UNAUDITED
                                                                           QUARTER ENDED
                                                                              MARCH 31,
                                                                          2004        2003
--------------------------------------------------------------------------------------------
REVENUES:
Net premiums written                                                   $  375,262    323,403
Net (increase) in unearned premiums and prepaid reinsurance premiums      (59,956)   (56,356)
                                                                       ----------    -------
Net premiums earned                                                       315,306    267,047
Net investment income earned                                               29,460     27,343
Net realized gains                                                          5,346      3,975
Diversified insurance services revenue                                     24,231     21,338
Other income                                                                  777        782
                                                                       ----------    -------
     Total revenues                                                       375,120    320,485
                                                                       ----------    -------
EXPENSES:
Losses incurred                                                           176,559    170,728
Loss expenses incurred                                                     33,758     28,374
Policy acquisition costs                                                   97,464     84,549
Dividends to policyholders                                                  1,089      1,555
Interest expense                                                            4,005      4,539
Diversified insurance services expenses                                    22,038     19,471
Other expenses                                                              2,671      1,909
                                                                       ----------    -------
     Total expenses                                                       337,584    311,125
                                                                       ----------    -------
Income before federal income tax                                           37,536      9,360
                                                                       ----------    -------
FEDERAL INCOME TAX EXPENSE (BENEFIT):
Current                                                                     8,372      1,780
Deferred                                                                    1,636       (458)
                                                                       ----------    -------
     Total federal income tax expense                                      10,008      1,322
                                                                       ----------    -------
Net income                                                             $   27,528      8,038
                                                                       ==========    =======
EARNINGS PER SHARE:
Basic net income                                                       $     1.04       0.31
Diluted net income                                                     $     0.88       0.29
Dividends to stockholders                                              $     0.17       0.15

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
Consolidated Statements of Stockholders' Equity

(in thousands, except per share amounts)

                                                                                 UNAUDITED
                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                             2004               2003
---------------------------------------------------------------------------------------------------------
COMMON STOCK:
Beginning of year                                               $       83,135             81,562

Dividend reinvestment plan
     (shares:  13,723-2004; 12,251-2003)                                    28                 24
Convertible subordinated debentures
     (shares:  9,180 -2004; 7,768-2003)                                     18                 16
Stock purchase and compensation plans
     (shares: 491,907-2004; 341,551-2003)                                  984                683
                                                                --------------           --------
End of period                                                           84,165             82,285
                                                                --------------           --------
ADDITIONAL PAID-IN CAPITAL:
Beginning of year                                                      113,283             95,435
Dividend reinvestment plan                                                 479                263
Convertible subordinated debentures                                         47                 39
Stock purchase and compensation plans                                   15,745              6,961
                                                                --------------           --------
End of period                                                          129,554            102,698
                                                                --------------           --------
RETAINED EARNINGS:
Beginning of year                                                      612,208            562,553
Net income                                                              27,528   27,528     8,038   8,038
Cash dividends to stockholders ($0.17 per share-2004; $0.15
 per share-2003)                                                        (4,674)            (4,010)
                                                                --------------           --------
End of period                                                          635,062            566,581
                                                                --------------           --------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Beginning of year                                                      148,452            115,434
Other comprehensive income, increase in net unrealized gains on available-for-sale securities, net of deferred income tax
 effect of: $12,183-2004; $(671)-2003                                   22,626   22,626    (1,246) (1,246)
                                                                --------------   ------  --------  ------

End of period                                                          171,078            114,188
                                                                --------------           --------
            Comprehensive income                                                 50,154             6,792
                                                                                 ======            ======
TREASURY STOCK:
 Beginning of year                                                    (197,792)          (195,295)
 Acquisition of treasury stock
     (shares 78,324-2004; 61,968-2003)                                  (2,796)            (1,442)
                                                                --------------           --------
End of period                                                         (200,588)          (196,737)
                                                                --------------           --------
UNEARNED STOCK COMPENSATION AND NOTES RECEIVABLE FROM STOCK
  SALES:
 Beginning of year                                                      (9,502)            (7,587)
 Unearned stock compensation                                           (11,097)            (5,488)
 Amortization of deferred compensation expense and
     amounts received on notes                                           1,790                948
                                                                --------------           --------
End of period                                                          (18,809)           (12,127)
                                                                --------------           --------
Total stockholders' equity                                      $      800,462            656,888
                                                                ==============           ========

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows

(in thousands)

                                                                                                    UNAUDITED
                                                                                                THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                 2004         2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                    $   27,528       8,038
                                                                                              ----------    --------
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid
  losses and loss expenses                                                                        41,371      44,828
Increase in unearned premiums, net of prepaid reinsurance and advance premiums                    59,580      56,357
Decrease (increase) in federal income tax recoverable                                              3,409        (800)
Depreciation and amortization                                                                      3,927       2,236
Amortization of deferred compensation                                                              1,767         920
Increase in premiums receivables                                                                 (51,618)    (53,336)
Increase in other trade receivables                                                               (1,506)     (2,317)
Increase in deferred policy acquisition costs                                                    (12,236)    (11,241)
Decrease in interest and dividends due or accrued                                                     86       1,356
Increase in reinsurance recoverable on paid losses and loss expenses                              (3,313)     (2,425)
Net realized gains                                                                                (5,346)     (3,975)
(Decrease) increase in accrued salaries and benefits                                                 (31)      3,444
Decrease in accrued insurance expenses                                                           (15,130)     (8,353)
Other, net                                                                                         6,682       6,248
                                                                                              ----------    --------
Net adjustments                                                                                   27,642      32,942
                                                                                              ----------    --------
Net cash provided by operating activities                                                         55,170      40,980
                                                                                              ----------    --------
INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale                                                 (115,524)   (174,666)
Purchase of equity securities, available-for-sale                                                (18,594)    (14,534)
Purchase of other investments                                                                     (3,157)       (220)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of
$4,890 in 2004)                                                                                     (407)          -
Sale of debt securities, available-for-sale                                                       23,336      70,037
Redemption and maturities of debt securities, held-to-maturity                                     6,349      16,631
Redemption and maturities of debt securities, available-for-sale                                  42,866      48,251
Sale of equity securities, available-for-sale                                                     13,748       1,499
Proceeds from other investments                                                                    2,249           3
Increase in net payable for security transactions                                                 19,663      15,943
Net additions to real estate, furniture, equipment and software development                       (2,198)     (2,382)
                                                                                              ----------    --------
Net cash used in investing activities                                                            (31,669)    (39,438)
                                                                                              ----------    --------
FINANCING ACTIVITIES
Dividends to stockholders                                                                         (4,674)     (4,010)
Acquisition of treasury stock                                                                     (2,796)     (1,442)
Net proceeds from dividend reinvestment plan                                                         507         287
Net proceeds from stock purchase and compensation plans                                            4,297       2,156
Proceeds received on notes receivable from stock sales                                                23          28
                                                                                              ----------    --------
Net cash used in financing activities                                                             (2,643)     (2,981)
                                                                                              ----------    --------
Net increase (decrease) in short-term investments and cash                                        20,858      (1,439)
Short-term investments and cash at beginning of year                                              23,055      26,928
                                                                                              ----------    --------

Short-term investments and cash at end of period                                              $   43,913      25,489
                                                                                              ==========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                      $    4,094       4,832
Federal income tax                                                                                 6,600       2,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
Conversion of convertible subordinated debentures                                                     65          55
Unearned stock compensation                                                                       11,097       5,488

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented. References herein to "Selective" are to Selective Insurance Group, Inc. and its subsidiaries. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. These interim consolidated financial statements cover the first quarters ended March 31, 2004 (First Quarter 2004) and March 31, 2003 (First Quarter 2003). This document should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.       RECLASSIFICATIONS

         Certain amounts in the Company's prior year interim consolidated financial statements and related footnotes have been reclassified to conform to the 2004 presentation. Such reclassification had no effect on the Company's net income or stockholders' equity.

3.       ADOPTION OF ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which is a revised interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R is required to be applied starting with fiscal years beginning after December 15,2003. FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if that enterprise either absorbs a majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46R, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.

         FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on March 31, 2004 has had no effect on the Company's results of operations or financial condition.

4.       ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

         On January 1, 2004, the Company purchased a property and casualty insurance company, domiciled in Maine, with approximately $5.0 million in surplus that was not currently writing any business, for $5.3 million. The acquisition has been accounted for using the purchase method of accounting as prescribed by FASB Statement of Financial Accounting Standards No. 141, "Business Combinations." The acquisition included assets of approximately $4.9 million in cash and cash equivalents, $0.1 million in bonds and $0.3 million of goodwill, which is being accounted for in accordance with FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." There were no liabilities acquired in connection with this acquisition.

5.       CONCENTRATION OF CREDIT RISK

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients. As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients. Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $16.2 million as of March 31, 2004 and $15.5 million as of December 31, 2003. Certain states limit a co-employer's liability for earned payroll to minimum wage. This would reduce the Company's potential liability for accrued co-employer payroll. In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or at its option, require letters of credit or other collateral. The Company has generally not required such collateral. As of March 31, 2004 the maximum exposure to any one account for earned payroll is approximately $0.6 million. If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made.

         The Insurance Operations and HR outsourcing businesses are also subject to geographic concentration. Approximately 37% of our net premiums written are for insurance policies written in New Jersey while 40% of our HR outsourcing co-employer client payroll is within the state of Florida. Other east coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several Midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business. Consequently, changes to economic or regulatory conditions in these states could adversely affect the Company.

6.       REINSURANCE

         The following table is a listing of direct, assumed and ceded amounts by income statement caption:

                                           UNAUDITED,
                                         QUARTER ENDED
                                           MARCH 31,
(in thousands)                         2004         2003
---------------------------------------------------------
PREMIUMS WRITTEN:
Direct                              $  403,107    351,188
Assumed                                  5,868      5,850
Ceded                                  (33,713)   (33,635)
                                    ----------    -------
Net                                 $  375,262    323,403
                                    ==========    =======

PREMIUMS EARNED:
Direct                              $  342,506    295,159
Assumed                                  8,022      5,405
Ceded                                  (35,222)   (33,517)
                                    ----------    -------

Net                                 $  315,306    267,047
                                    ==========    =======

LOSSES AND LOSS EXPENSES INCURRED:
Direct                              $  222,369    207,860
Assumed                                  6,959      4,732
Ceded                                  (19,011)   (13,490)
                                    ----------    -------
Net                                 $  210,317    199,102
                                    ==========    =======

         Flood business, which we cede 100% to the federal government's National Flood Insurance Program (NFIP), is included in the above amounts as follows:

                                               UNAUDITED,
                                              QUARTER ENDED
                                                MARCH 31,
(in thousands)                             2004         2003
--------------------------------------------------------------
Ceded premiums written                    $(16,124)    (13,558)
Ceded premiums earned                      (16,576)    (13,572)
Ceded losses and loss expenses incurred     (5,057)       (665)

         Assumed business increased primarily due to an increase in mandatory pool assumptions. Additionally, the increase in ceded losses and loss expenses incurred related to our Flood business and was primarily attributable to increases in loss reserves associated with Hurricane Isabel, which occurred in third quarter 2003. For additional information regarding our reinsurance programs refer to Item 8. "Financial Statements and Supplementary Data", Note 5 to the consolidated financial statements beginning on page 59 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2003.

7.       STOCK-BASED COMPENSATION

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

         The FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) amends FAS 123 to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation. The Company has adopted the pro forma footnote disclosure-only provisions of FAS 148. Based on the fair value method consistent with the provisions of FAS 148, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated below:

                                                                    UNAUDITED,
                                                                   QUARTER ENDED
                                                                     MARCH 31,
(in thousands, except per share amounts)                         2004          2003
-------------------------------------------------------------------------------------
Net income, as reported                                       $    27,528     8,038
Add: Stock-based employee compensation reported in net
   income, net of related tax effect                                1,149       598
Deduct: Total stock-based employee compensation
    expense determined under fair value-based method for all
    awards, net of related tax effects                             (2,088)   (1,612)
                                                               ----------    ------
Pro forma net income                                          $    26,589     7,024
                                                               ==========    ======
NET INCOME PER SHARE:
Basic - as reported                                           $      1.04      0.31
Basic - pro forma                                                    1.00      0.27
Diluted - as reported                                                0.88      0.29
Diluted - pro forma                                                  0.85      0.26

8.       SENIOR CONVERTIBLE NOTES

         In 2002, the Company issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. The carrying value of these notes was $115.9 million at March 31, 2004 and December 31, 2003. The Convertible Notes are convertible at the option of the holders, if the conditions for conversion are satisfied, into 12.9783 shares of the Company's common stock per $1,000 principal amount of notes surrendered at a conversion price of $29.29. The conditions for conversion are satisfied when the price of the Company's common stock has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of a calendar quarter.

         As of March 31, 2004, the conditions of conversion were met and as such the holders may surrender the Convertible Notes for conversion into shares of common stock, or cash at the Company's option, on any business day during the second quarter 2004. If all such notes were converted, the Company would be required to issue 3.9 million shares of common stock. In accordance with the FASB Statements of Financial Accounting Standards No. 128 "Earnings per share," the 3.9 million shares are included in the diluted earnings per share calculation in the quarter when the contingency is met as well as the following quarter when the bonds are actually convertible. Therefore, the shares are included for the three-month period ended March 31, 2004. During any period following the period in which such contingency is not met, the convertible notes would cease to be convertible until such time as the contingency is again satisfied.

         Holders may also surrender Convertible Notes for conversion during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criterion during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock.

9.       SEGMENT INFORMATION

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

         The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs and other underwriting income and expenses. Management of the Investments segment is separate from the Insurance Operations segment and, therefore, has been classified as a separate segment. The operating results of the Investments segment takes into account net investment income and net realized gains and losses on investments. The Diversified Insurance Services segment is managed independently from the other segments and, therefore, has been classified separately. The Diversified Insurance Services segment consists of managed care, flood operations and human resource administration outsourcing (HR outsourcing). The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations.

         Selective and its subsidiaries provide services to each other in the normal course of business. These transactions totaled $6.4 million for First Quarter 2004, compared with $6.3 million for First Quarter 2003. These transactions were eliminated in all interim consolidated financial statements.

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

         The following summaries present revenues (net investment income and net realized gains in the case of the Investments segment) and pre-tax income (loss) for the individual segments:

                                              UNAUDITED,
REVENUE BY SEGMENT                           QUARTER ENDED
                                               MARCH 31,
(in thousands)                              2004      2003
------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines net premiums earned      $259,697   215,625
Personal lines net premiums earned          55,609    51,422
Miscellaneous income                           746       692
                                          --------   -------
Total insurance operations revenues        316,052   267,739
                                          --------   -------
INVESTMENTS:
Net investment income                       29,460    27,343
Net realized gain on investments             5,346     3,975
                                          --------   -------
Total investment revenues                   34,806    31,318
                                          --------   -------
DIVERSIFIED INSURANCE SERVICES:
Diversified insurance services revenues     24,231    21,338
                                          --------   -------
TOTAL ALL SEGMENTS                         375,089   320,395
                                          --------   -------
Other income                                    31        90
                                          --------   -------
TOTAL REVENUES                            $375,120   320,485
                                          ========   =======

                                                              UNAUDITED,
INCOME (LOSS), BEFORE FEDERAL INCOME TAX BY SEGMENT         QUARTER ENDED
                                                              MARCH 31,
(in thousands)                                            2004          2003
-------------------------------------------------------------------------------------
INSURANCE OPERATIONS:
Commercial lines underwriting                           $  9,788    (14,207)
Personal lines underwriting                               (3,063)    (3,786)
                                                        --------    -------
Underwriting income (loss), before federal income tax      6,725    (17,993)
                                                        --------    -------
INVESTMENTS:
Net investment income                                     29,460     27,343
Net realized gain on investments                           5,346      3,975
                                                        --------    -------
Total investment income, before federal income tax        34,806     31,318
                                                        --------    -------
DIVERSIFIED INSURANCE SERVICES:
Income before federal income tax                           2,193      1,867
                                                        --------    -------
TOTAL ALL SEGMENTS                                        43,724     15,192
                                                        --------    -------
Interest expense                                          (4,005)    (4,539)
General corporate expenses                                (2,183)    (1,293)
                                                        --------    -------
INCOME BEFORE FEDERAL INCOME TAX                        $ 37,536      9,360
                                                        ========    =======

10.      RETIREMENT PLANS

         As of December 31, 2003, the Company adopted the revised FASB statement of Financial Accounting Standards No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132R). FAS 132R addresses disclosure items only and does not address measurement or recognition. FAS 132R requires additional interim disclosures that were not required by the original statement, all of which are included for all periods presented.

                                                       RETIREMENT INCOME
                                                            PLAN                POSTRETIREMENT PLAN
                                                          UNAUDITED                  UNAUDITED
                                                        QUARTER ENDED              QUARTER ENDED
                                                          MARCH 31,                  MARCH 31,
 (in thousands)                                        2004         2003        2004          2003
                                                     --------      ------       ----         -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                         $  1,402       1,303         83           72
Interest cost                                           1,808       1,624         96          101
Expected return on plan assets                         (1,672)     (1,249)         -            -
Amortization of unrecognized transition obligation          -           -          -
Amortization of unrecognized prior service cost            53          62         (8)          (8)
Amortization of unrecognized net (gain) loss              286         269          -
                                                     --------      ------       ----         ----
Net periodic cost                                    $  1,877       2,009        171          165
                                                     ========      ======       ====         ====
WEIGHTED-AVERAGE EXPENSE ASSUMPTIONS FOR THE YEARS
ENDED DECEMBER 31:
Discount rate                                            6.25%       6.75       6.25         6.75
Expected return on plan assets                           8.25%       8.25          -            -
Rate of compensation increase                            5.00%       5.00       5.00         5.00

11       COMMITMENTS AND CONTINGENCIES

         Included in other investments is approximately $38.7 million of investments in limited partnerships as of March 31, 2004, and $35.6 million as of December 31, 2003. At March 31, 2004 the Company has an additional limited partnership investment commitment of up to $38.3 million. There is no certainty that any additional investment will be required.

         On May 21, 2003, a purported class action was brought by several health care providers in the Superior Court of New Jersey, Law Division - Camden County, against Consumer Health Network Plus, LLC, Alta Services, LLC (Alta) and Selective Insurance Company of America, wholly owned subsidiaries of Selective, together with ten other unrelated defendants. The plaintiffs purport to represent a class of all New Jersey health care providers, except hospitals, who had bills for their services paid from personal injury protection benefits under New Jersey automobile policies and whose payments were reduced pursuant to a preferred provider organization discount schedule. The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched. We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss. A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004. On March 10, 2004 the plaintiffs filed an amended complaint, wherein Alta was dropped as a defendant. All defendants expect to file a Motion to Dismiss the amended complaint on or about May 14, 2004. Since the suit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report, including information incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology. These statements are only predictions, and we can give no assurance that such predictions will prove to be correct.

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

We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. All of the forward-looking statements in this report are qualified by reference to the factors discussed under "Risk Factors" beginning on page 18 of our Annual Report on Form 10-K for the year ended December 31, 2003. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (managed care, flood insurance and human resource administration outsourcing). Insurance Operations are evaluated based on underwriting results determined in accordance with GAAP; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of accounting policies, refer to Item 8. "Financial Statements and Supplementary Data," Note 2 to our consolidated financial statements on pages 50 through 55 of the 10-K section of our Annual Report to Shareholders for the year-ended December 31, 2003 and the discussion beginning on page 19 of this report on Form 10-Q. See Note 9 to the March 31, 2004 unaudited interim consolidated financial statements on pages 9 and 10 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

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

RESULTS OF OPERATIONS

The following discussion is a comparison of the first quarter ended March 31, 2004 (First Quarter 2004) to the first quarter ended March 31, 2003 (First Quarter 2003).

Our net income was $27.5 million, or $0.88 per diluted share, for First Quarter 2004, compared with $8.0 million, or $0.29 per diluted share, for First Quarter 2003. Included in net income are net realized capital gains, after-tax, of $3.5 million for First Quarter 2004, compared with $2.6 million for First Quarter 2003.

INSURANCE OPERATIONS

                                           UNAUDITED,
ALL LINES                                QUARTER ENDED
                                           MARCH 31,
($ in thousands)                       2004          2003
-------------------------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS:
Net premiums written                 $ 375,262     323,403
                                     =========     =======
Net premiums earned                  $ 315,306     267,047
LESS:
Losses and loss expenses incurred      210,317     199,102
Net underwriting expenses incurred      97,175      84,383
Dividends to policyholders               1,089       1,555
                                     ---------     -------
Underwriting income / (loss)         $   6,725     (17,993)
                                     ---------     -------
GAAP RATIOS:
Loss and loss expense ratio               66.7%       74.6
Underwriting expense ratio                30.9%       31.5
Dividends to policyholders ratio           0.3%        0.6
                                     ---------     -------
Combined ratio                            97.9%      106.7
                                     =========     =======

Net premiums written increased by approximately $51.9 million, or 16%, to $375.3 million in First Quarter 2004 compared with First Quarter 2003. The main factors contributing to this overall improvement were: (i) $75.5 million in net new business written in First Quarter 2004, an increase of 16% compared with $65.1 million in First Quarter 2003, 90% of which was generated in our commercial lines in First Quarter 2004 compared with 87% in First Quarter 2003; (ii) commercial lines year-on-year retention improvement of 3 points to 83% in First Quarter 2004 compared with 80% for First Quarter 2003; and (iii) commercial lines renewal premium price increases that averaged 10% in First Quarter 2004 compared with 15% in First Quarter 2003. We anticipate these increases will decelerate in 2004. For further information, see discussion of "Commercial Lines Results" on the next page.

The loss and loss expense ratio decreased 7.9 points to 66.7% for First Quarter 2004 when compared with First Quarter 2003. The improvements were primarily due to increased premium rates and underwriting improvements mainly in our commercial lines business, which comprises 83% of net premium written for the fiscal year ending March 31, 2004. Additionally, four-plus years of double-digit commercial lines renewal premium price increases, which on a compounded basis totaled 92%, and reduced weather catastrophe losses of $4.7 million, or 1.5 points for the First Quarter 2004, compared with $11.9 million, or 4.4 points, in First Quarter 2003 contributed to a more favorable loss and loss expense ratio.

The underwriting expense ratio decreased 0.6 points to 30.9% for First Quarter 2004 compared with the same period in 2003. Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, was approximately $739,000 for the fiscal year ended March 31, 2004, up from $608,000 for the same period in 2003. Contributing to the overall productivity are our strategic initiatives which are designed to either reduce costs and/or increase business, which include: i) streamlined processing for small commercial lines accounts (One & Done) and ii) a web-based commercial lines automated system. These technology enhancements enable agents to initiate and self-service their Selective business. During the quarter, agents managed over 13% of endorsements through our automated commercial lines system, and our automated underwriting templates automatically processed 28% of renewals. We are on pace to process, through our automated systems, 40% of certain commercial lines transactions by year-end.

The combined ratio decreased 8.8 points to 97.9 in First Quarter 2004 compared with 106.7 in First Quarter 2003. The reasons for the decrease in the combined ratio are primarily attributable to the previously discussed decreases in the loss and loss expense ratio as well as the underwriting expense ratio.

COMMERCIAL LINES RESULTS

                                          UNAUDITED,
COMMERCIAL LINES                        QUARTER ENDED
                                          MARCH 31,
($ in thousands)                        2004      2003
--------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS:
Net premiums written                 $ 319,998   269,754
                                     =========   =======
Net premiums earned                  $ 259,697   215,625
LESS:
Losses and loss expenses incurred      166,381   160,193
Net underwriting expenses incurred      82,439    68,084
Dividends to policyholders               1,089     1,555
                                     ---------   -------
Underwriting income/(loss)           $   9,788   (14,207)
                                     ---------   -------
GAAP RATIOS:
Loss and loss expense ratio               64.1%     74.3
Underwriting expense ratio                31.7%     31.6
Dividends to policyholders ratio           0.4%      0.7
                                     ---------   -------
Combined ratio                            96.2%    106.6
                                     =========   =======

Commercial Lines Underwriting accounted for approximately 83% of our net premiums written for the fiscal year ended March 31, 2004 compared with 81% for the same period last year. Net premiums written increased $50.2 million, or 19%, to $320.0 million for First Quarter 2004 compared with First Quarter 2003. The main factors contributing to this overall improvement were: (i) $68.3 million in net new business written for First Quarter 2004, a 20% increase when compared with $56.8 million in net new business written for First Quarter 2003; (ii) year-on-year retention improvement of 3 points to 83% in First Quarter 2004 compared with 80% for First Quarter 2003; and (iii) renewal premium price increases that averaged 10% in First Quarter 2004 compared with 15% in First Quarter 2003.

Even though our long-term strategy incorporates higher pricing throughout our Commercial Lines operation, we expect pricing increases to continue to moderate in 2004. We anticipate earned premiums, excluding exposure, to increase 7.5% and continue to outpace loss trends, which are expected to rise by 4% for the full year 2004. Our projected loss trend is based upon an expected 2% increase in CPI, including medical costs increases of 5 to 7%.

For First Quarter 2004, the Commercial Lines Underwriting loss and loss expense ratio decreased 10.2 points when compared with the same period in 2003. Weather related catastrophes accounted for 1.6 points of the loss and loss expense ratio for First Quarter 2004 compared with 4.8 points in First Quarter 2003. In addition to more favorable weather experience compared to First Quarter 2003, our solid performance in these lines reflects our long-term improvement strategy that incorporates higher pricing, demonstrated by our compounded 92% renewal premium price increases achieved over the past four years, continued underwriting enhancements, and heightened loss control efforts, all of which led to improved financial results.

For First Quarter 2004, the Commercial Lines Underwriting combined ratio decreased 10.4 points to 96.2% from 106.6% for the same period in 2003. The favorable First Quarter 2004 results were driven by improvements in the previously discussed loss and loss ratio, which resulted in improvements in almost every segment of our core commercial lines operation, except for our bond operation. The bond unit had a $2.0 million reduction of a salvage and subrogation recoverable related to prior accident years, which increased the overall Commercial Lines combined ratio by one point.

               COMMERCIAL AUTOMOBILE BUSINESS

Our commercial automobile line of business accounted for 28% of Commercial Lines Underwriting net premiums earned in First Quarter 2004 and First Quarter 2003. This line registered a strong quarter, with a statutory loss and loss expense ratio of 56.4%, down almost six points compared with 62.1% in First Quarter 2003. This line has been favorably impacted by price increases, stricter underwriting standards, including a changed vehicle mix which reduced the percentage of extra-heavy vehicles covered, and the removal of certain classes of business that we determined to be unprofitable.

               WORKERS COMPENSATION BUSINESS

Our workers' compensation line of business, which accounted for 24% of commercial lines underwriting net premiums earned in First Quarter 2004 and First Quarter 2003, showed marked improvement when compared with the same period last year, posting a statutory loss and loss expense ratio of 80.8% for First Quarter 2004, compared with 84.2% for First Quarter 2003. This improvement is further supported by the fact that the Company continues to maintain an underwriting position for the workers' compensation business that focuses on low to medium hazard business with less than 5% of the business being unsupported by another commercial line. In addition to focusing on low to medium hazard business, our underwriting measures also include requiring job site inspections and increasing the number of highly trained loss control representatives we employ. This, together with the fact that since 2000 we have increased pricing by 40% through a combination of rate increases, credit reductions, restricting dividend plans and shifting business to higher-priced tiers, are the main reasons why this book of business performed better than First Quarter 2003. Our underwriting and pricing actions are ongoing, including a targeted 6% price increase in 2004. A 6.2% price increase in New Jersey, which represents 24% of our workers' compensation premium written, was effective January 1st.

               GENERAL LIABILITY BUSINESS

Our general liability line of business, which accounted for 28% of Commercial Lines Underwriting net premiums earned in First Quarter 2004 and in First Quarter 2003, recorded a statutory loss and loss expense ratio of 58.8%, down almost five points compared with 63.6% in First Quarter 2003. Our solid performance in this line reflects our long-term improvement strategy that incorporates higher pricing, continued underwriting enhancements, and heightened loss control efforts.

               COMMERCIAL PROPERTY BUSINESS

Our commercial property business, which accounted for 10% of Commercial Lines Underwriting net premiums earned for First Quarter 2004 and First Quarter 2003, posted a statutory loss and loss expense ratio of 63.0%, including 9.8 points of catastrophe losses, compared with a statutory loss and loss expense ratio of 123.3%, including 43.8 points of catastrophe losses, in First Quarter 2003. We continue to implement ongoing pricing and underwriting actions to improve results in this line of business, which include: better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

PERSONAL LINES RESULTS

                                            UNAUDITED,
PERSONAL LINES                            QUARTER ENDED
                                            MARCH 31,
($ in thousands)                        2004        2003
--------------------------------------------------------
GAAP INSURANCE OPERATIONS RESULTS:
Net premiums written                 $  55,264     53,649
                                     =========     ======
Net premiums earned                  $  55,609     51,422
LESS:
Losses and loss expenses incurred       43,936     38,909
Net underwriting expenses incurred      14,736     16,299
                                     ---------     ------
Underwriting (loss)                  $  (3,063)    (3,786)
                                     ---------     ------
GAAP RATIOS:

Loss and loss expense ratio               79.0%      75.7
Underwriting expense ratio                26.5%      31.7
                                     ---------     ------
Combined ratio                           105.5%     107.4
                                     =========     ======

Personal Lines Underwriting accounted for approximately 17% of our net premiums written for the fiscal year ended March 31, 2004 compared with 19% for the same period last year. Net premiums written increased $1.6 million, or 3%, to $55.3 million for First Quarter 2004 when compared with the same period in 2003. The combined ratio was 105.5% for First Quarter 2004, including 1.0 point of catastrophe losses, down 1.9 points from the same period in 2003, which had a combined ratio of 107.4%, including 3.1 points of catastrophe losses. More than offsetting the lower catastrophe losses compared with First Quarter 2003, were unusual fire losses in First Quarter 2004. These unusual fire losses have driven up severity, increasing the loss and loss expense ratio to 79.0% in First Quarter 2004 compared with 75.7% in First Quarter 2003. Additionally, the expense ratio declined as a result of reduced expenses and a change in deferred acquisition cost amortization estimates, which were revised to better match acquisition expenses and earned premiums.

               PERSONAL AUTOMOBILE BUSINESS

Our personal automobile results constituted 83% of personal lines underwriting net premium earned in First Quarter 2004 and First Quarter 2003. The personal automobile line produced a statutory loss and loss expense ratio of 71.5% for First Quarter 2004, compared with 74.9% for First Quarter 2003. The improved results were attributable to our business in New Jersey, which accounted for 73% of our overall personal automobile net premiums earned for First Quarter 2004 and First Quarter 2003. Continued progress in New Jersey is the result of significant actions taken over the last four years, including aggressive pricing initiatives; a redesign of our rating tiers; reduced agency commissions; and an improving political and regulatory climate. While we are pleased with this improvement, our efforts to achieve stability in this often volatile book of business continues. Building on a 5% rate increase effective in March 2004, our action plans include further tier revisions expected to lower rates for our best customers and improve our competitive position in this changing marketplace.

In New York, we no longer focus on writing personal lines due to regulatory challenges and the high cost of the involuntary automobile insurance market that make it extremely difficult to do business. Our net premiums written in New York decreased 32%, to $1.2 million in First Quarter 2004 compared with $1.8 million in First Quarter 2003. New York now accounts for only 3% of our total personal lines net premiums written. Our statutory loss and loss expense ratio in New York was 127.5% in First Quarter 2004 compared with 84.5% in First Quarter 2003.

               HOMEOWNERS BUSINESS

Our homeowners line of business, which accounted for 15% of personal lines net premiums earned for First Quarter 2004, compared with 14% for First Quarter 2003, had a statutory loss and loss expense ratio of 93.1% for First Quarter 2004, of which 7.1 points are attributable to weather-related catastrophes, compared with 85.8% for First Quarter 2003, which had 20.2 points from weather-related catastrophes. This line was further impacted by several non-catastrophe large fire losses, which added 38.1 points to the statutory loss and loss expense ratio in First Quarter 2004. While the unusual fire losses have driven up severity, our underlying homeowner's book continued to improve. During First Quarter 2004, frequency continued its downward trend; premiums continue to rise; and we implemented ongoing enhancements to the improvement plan initiated three years ago, including: (i) double-digit rate increases in six states; (ii) expanding the use of credit history to apply discounts and surcharges for new and renewal business; (iii) continuing the rollout of higher wind and hail deductibles in coastal and selected inland territories; and (iv) expanding the account credit, where appropriate, to encourage agents to write entire accounts.

INVESTMENTS

Although lower interest rates continue to put pressure on investment returns, we generated an 8% increase in investment income to $29.5 million for First Quarter 2004, up from $27.3 million for First Quarter 2003. The increase reflects an increased asset base as our investment portfolio reached $2.5 billion at March 31, 2004, compared with $2.2 billion at March 31, 2003. This increase is due to strong operating cash flows of $281.9 million last year and $55.2 million in First Quarter 2004 compared with $41.0 million in First Quarter 2003. Also contributing to the increase were our limited partnership investments. These investments, which are subject to market fluctuations, added $2.1 million to investment income for First Quarter 2004, compared with $0.4 million for First Quarter 2003. Our before-tax portfolio yield was 4.8% in First Quarter 2004 compared with 5.1% in First Quarter 2003.

We continue to maintain a conservative, diversified investment portfolio, with debt security holdings representing 84% of invested assets. 63% of our debt securities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that 99% of the debt securities are investment grade.

The following table presents the Moody's and Standard & Poor's rating of our debt securities portfolio:

                           UNAUDITED
                           MARCH 31,     DECEMBER 31,
RATING                        2004           2003
-----------------------------------------------------
Aaa/AAA                       63%             62%
Aa/AA                         20%             21%
A/A                           12%             12%
Baa/BBB                        4%              4%
Other                          1%              1%
                             ---             ---
Total                        100%            100%
                             ===             ===

We emphasize liquidity requirements in response to an unpredictable underwriting environment and the need to minimize the exposure to catastrophic events. To provide liquidity while maintaining consistent performance, debt securities are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. To reduce sensitivity to interest rate fluctuations, we invest our debt securities portfolio primarily in intermediate-term securities. The average maturity of the portfolio at March 31, 2004 was 5.3 years compared with 5.5 years at December 31, 2003.

We continue to follow an investment philosophy that has historically proven successful. The strategy is to purchase debt securities in sectors that we believe represent the most attractive relative value and maintain a moderate equity exposure. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

At March 31, 2004 our investment portfolio included non-investment grade securities with an amortized cost of $20.5 million, (1% of the portfolio), and a fair value of $22.4 million. At December 31, 2003, non-investment grade securities in our investment portfolio represented less than 1% of the portfolio, with an amortized cost of $25.2 million and a fair value of $27.2 million. The unrealized loss on these securities represented 16% of our total unrealized loss at March 31, 2004, and 5% at December 31, 2003. The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers. The Company did not have a material investment in non-traded securities at March 31, 2004, or at December 31, 2003.

The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At March 31, 2004, 17% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, only two of which were in an unrealized loss position, compared with 11% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated securities at "Baa1" and the average Standard and Poor's rating is "A", with the lowest rated security at "BBB".

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

         - Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

         -     Any rating agency announcements.

REALIZED GAINS AND LOSSES

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made. There were no impairment charges recorded during First Quarter 2004 or First Quarter 2003. The Company realized gains and losses from the sale of available-for-sale debt and equity securities during First Quarter 2004 and First Quarter 2003.

The following table presents the period of time that securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale:


PERIOD OF TIME IN AN                UNAUDITED,              UNAUDITED,
UNREALIZED LOSS POSITION          QUARTER ENDED           QUARTER ENDED
                                    MARCH 31,               MARCH 31,
(in millions)                         2004                    2003
--------------------------------------------------------------------------
                             Fair Value              Fair Value
                              on Sale     Realized    on Sale     Realized
                                Date       Loss        Date         Loss
--------------------------------------------------------------------------
DEBT SECURITIES:
0 - 6 months                 $        -        -     $        -        -
7 - 12 months                         -        -              -        -
Greater than 12 months                -        -            5.0        -
                             ----------      ---     ----------     ----
Total debt securities                 -        -            5.0        -
                             ----------      ---     ----------     ----

EQUITIES:
0 - 6 months                        1.8      0.2              -        -
7 - 12 months                         -        -              -        -
Greater than 12 months                -        -              -        -
                             ----------      ---     ----------     ----
Total equities                      1.8      0.2              -        -
                             ----------      ---     ----------     ----
Total                        $      1.8      0.2     $      5.0        -
                             ==========      ===     ==========     ====

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold, (ii) the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions, or
(iii) tax planning strategies.

UNREALIZED LOSSES

The following table summarizes, for all available-for-sale securities in an unrealized loss position at March 31, 2004 and December 31, 2003, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

PERIOD OF TIME IN AN
UNREALIZED LOSS POSITION          UNAUDITED
(in millions)                   MARCH 31, 2004       DECEMBER 31, 2003
-----------------------------------------------------------------------
                                           Gross               Gross
                              Fair      Unrealized   Fair    Unrealized
                             Value         Loss      Value     Loss
-----------------------------------------------------------------------
DEBT SECURITIES:
0 - 6 months               $    130.6      1.2        48.4      1.2
7 - 12 months                    25.6      0.9        10.6      0.4
Greater than 12 months            5.6      0.1         8.8      0.7
                           ----------      ---        ----      ---
Total debt securities           161.8      2.2        67.8      2.3
                           ----------      ---        ----      ---
EQUITIES:
0 - 6 months                      3.4      0.1         1.5      0.1
7 - 12 months                       -        -           -        -
Greater than 12 months              -        -         1.7      0.3
                           ----------      ---        ----      ---
Total equities                    3.4      0.1         3.2      0.4
                           ----------      ---        ----      ---
Total                      $    165.2      2.3        71.0      2.7
                           ==========      ===        ====      ===

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at March 31, 2004 by maturity:

                                                 Amortized    Fair
(in millions)                                       Cost      Value
--------------------------------------------------------------------
One year or less                                 $     23.8    23.7
Due after one year through five years                  59.0    57.9
Due after five years through ten years                 78.9    78.0
Due after ten years through fifteen years               2.3     2.2
Due after fifteen years                                   -       -
                                                 ----------   -----
Total                                            $    164.0   161.8
                                                 ==========   =====

DIVERSIFIED INSURANCE SERVICES

                                                    UNAUDITED,
                                                  QUARTER ENDED
                                                     MARCH 31,
($ IN THOUSANDS)                                2004         2003
------------------------------------------------------------------
HUMAN RESOURCE ADMINISTRATION OUTSOURCING
Net revenue                                  $   13,046     10,651
Pre-tax (loss)                                      127         75
MANAGED CARE
Net revenue                                       4,850      5,629
Pre-tax profit                                      513        950
FLOOD INSURANCE
Net revenue                                       5,727      4,604
Pre-tax profit                                    1,371        772
OTHER
Net revenue                                         608        454
Pre-tax profit                                      182         70
TOTAL
Net revenue                                      24,231     21,338
Pre-tax profit                                    2,193      1,867
Net income                                        1,466      1,301
Return on net revenue                               6.1%       6.1

The Diversified Insurance Services generated $24.2 million of net revenue and $1.5 million of net income in First Quarter 2004 compared with $21.3 million of revenue and $1.3 million of net income in the First Quarter 2003. The segment generated a return on net revenue of 6.1% in the First Quarter 2004 and the First Quarter 2003. Operating cash flow from the segment was $5.3 million in First Quarter 2004 compared with $0.7 million in First Quarter 2003.

HUMAN RESOURCE ADMINISTRATION OUTSOURCING (HR OUTSOURCING)

HR outsourcing net revenues increased 22% to $13.0 million for First Quarter 2004 compared with $10.7 million last year. Pre-tax income was $0.1 million for First Quarter 2004, which was flat compared with First Quarter 2003. With expense reduction and re-underwriting initiatives firmly in place, we are focusing our efforts on growing this business. At the end of First Quarter 2004, our worksite lives are up 10% to 20,540 compared with 18,735 at March 31, 2003.

MANAGED CARE

Net revenues decreased 14% to $4.9 million for First Quarter 2004 compared with $5.6 million for First Quarter 2003. This reduction reflected the loss of business that occurred primarily as a result of industry consolidation, the eliminations of unprofitable accounts, and the loss of one large client to a competitor. Decreased net revenues resulted in a corresponding decrease in pre-tax profit to $0.5 million for First Quarter 2004 compared with $1.0 million for First Quarter 2003.

FLOOD INSURANCE

Premium growth of 19% for First Quarter 2004 compared with First Quarter 2003 has been driven by enhanced marketing efforts with the personal lines underwriting operation that have resulted in new business of $3.9 million for First Quarter 2004 and First Quarter 2003. This growth increases our total premium served to $68.3 million compared with $55.3 million a year ago and has resulted in increased servicing fees of $5.7 million for First Quarter 2004 compared with $4.6 million for First Quarter 2003. The growth has also driven increases in pre-tax profit to $1.4 million for First Quarter 2004 compared with $0.8 million for First Quarter 2003.

FEDERAL INCOME TAXES

Total federal income tax expense increased $8.7 million for First Quarter 2004 to $10.0 million, compared with the same period last year. These amounts reflect an effective tax rate of 27% for the First Quarter 2004, compared with 14% for the same period last year. The increase was attributable to improved underwriting results, increased capital gains on investment sales, and higher levels of taxable investment income. Our effective tax rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.

ADOPTION OF ACCOUNTING PRONOUNCEMENT

In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
46R), which is a revised interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R is required to be applied starting with fiscal years beginning after December 15, 2003. FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if that enterprise either absorbs a majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns as a result of ownership, contractual or other financial interests in the VIE. Prior to FIN 46R, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.

FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on March 31, 2004 has had no effect on the Company's results of operations or financial condition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2003 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2004 ordinary dividends in the aggregate amount of approximately $64.0 million. There can be no assurance that the Insurance Subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Item 8. "Financial Statements and Supplementary Data", Note 8 to the consolidated financial statements on page 62 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2003.

The payment of dividends from Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries. Growth in the Diversified Insurance Services segment has augmented consolidated cash flows from operations by generating $5.3 million in 2004, compared with $0.7 million in 2003. The operating cash flows from the Diversified Insurance Services segment, which are only restricted by ongoing operational needs of those businesses, resulted in dividends to the Parent of $5.7 million in 2004 and $5.9 million in 2003.

The Parent also generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which approximated $3.9 million and reduced the Parent's cash requirements for the quarter from $8.4 million to $4.5 million.

The Parent's cash requirements include principal and interest payments on the senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders and general operating expenses. The Company has contractual principal obligations pursuant to various notes payable of $24.0 million in 2004. As part of our senior convertible note issuance in 2002, the Company established an irrevocable trust in the approximate amount of $72.0 million. As of March 2004, approximately $47.4 million remains in the trust to provide funds for the notes with maturities in the next two years. The 2002 convertible note issuance has a contingent conversion feature that permits the holders of the notes to convert the notes when the price of the Company's common stock has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of the previous calendar quarter. As this contingency was met as of March 31, 2004, on any business day in the second quarter of 2004, the holders may surrender notes for conversion into shares of common stock, or cash at the Company's option. As a result of this condition being met, 3.9 million shares of common stock were added to our diluted earnings per share calculation in both First Quarter 2004 when the contingency was met, and in the following quarter when the bonds are actually convertible. See Note 8 to the unaudited interim consolidated financial statements for more information on our senior convertible notes.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 75 consecutive years, including a $0.02 increase per share in the fourth quarter of 2003, to $0.17 per share, and currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, refer to Item 8. "Financial Statements and Supplementary Data", Note 7(b) to the consolidated financial statements on page 61 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2003.

On November 4, 2003, the Board of Directors authorized a 2.5 million share stock repurchase program scheduled to expire on November 30, 2005. This program replaces the previous stock repurchase program that expired on May 31, 2003. No shares have been repurchased under the current program.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. The Insurance Subsidiaries also have additional investment commitments for their limited partnership investments of up to $38.3 million; however, there is no certainty that any additional investment will be required. The Insurance Subsidiaries satisfy their obligations and cash outflows through premium collections, interest and dividend income and maturities of investments.

Cash provided by operating activities amounted to $55.2 million in First Quarter 2004 and $41.0 million in First Quarter 2003. This increase in 2004 is a result of: i) a 16% increase in net premiums written and improved underwriting profitability, driven by rate increases in renewal premiums; and ii) increased investment income from a larger investment portfolio.

Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At March 31, 2004, we had $2.5 billion in investments compared with $2.4 billion at December 31, 2003. Our investment program is structured with staggered maturities so that liquidation of available-for-sale debt securities should not be necessary in the ordinary course of business.

Total assets increased 5%, or $169.4 million, at March 31, 2004 from December 31, 2003. Invested assets increased $110.5 million due to net purchases of $74.9 million primarily funded by $55.2 million of operating cash flow and a $34.8 million increase in net unrealized gains on the portfolio. Increased premium volume drove increases in premium receivables of $51.6 million and deferred policy acquisition costs of $12.2 million. Reinsurance recoverable on paid losses and loss expenses increased 43% or $3.3 million. The increase in the reinsurance recoverable from the December 31, 2003 balance is primarily due to an increase of $2.3 million for New Jersey Homeowners Quota Share and of $1.2 million due for the New Jersey Unsatisfied Claims Judgment Fund (UCJF). New Jersey Homeowners Quota Share balance increased due to normal activity for the first quarter of 2004. UCJF recovery collections in the first quarter of 2004 were somewhat slower than in the prior periods primarily due to the transfer of the administration of the fund from UCJF to the New Jersey Property Liability Insurance Guaranty Association.

Total liabilities increased 4%, or $118.8 million, at March 31, 2004 from December 31, 2003. Loss and loss expense reserves increased $33.2 million as a result of increased new business written. Increased premium volume is primarily responsible for the increase in unearned premium reserves of $58.4 million. Deferred federal income tax liability increased $13.8 million from $12.7 million at December 31, 2003 to $26.5 million at March 31, 2004 primarily due to the increase in unrealized gains in the debt and equity portfolios. Commissions payable decreased $12.5 million at March 31, 2004 from December 31, 2003 which was mainly attributable to the payment of the 2003 contingent commission in the first quarter of 2004 offset by increases in commissions payable due to increased premium volume. Other liabilities increased $25.4 million primarily due to the increase in securities payable of $21.2 million at March 31, 2004 from December 31, 2003.

Total stockholders' equity increased 7%, or $50.7 million at March 31, 2004 compared to December 31, 2003. Additional paid in capital increased $16.3 million primarily from a $10.5 million increase related to restricted stock grants, $2.9 million from stock option exercises, $1.3 million from tax deductions related to stock compensation, $0.9 million from shares sold under the agent stock purchase program and $0.5 million from shares sold under the dividend reinvestment plan. Retained earnings increased $22.8 million due to net income of $27.5 million offset by shareholder dividends of $4.7 million. After-tax unrealized gains on our investment portfolio accounted for the $22.6 million increase in accumulated other comprehensive income. As an offset to stockholders' equity, unearned stock compensation and notes receivable from stock sales increased $9.3 million or 98% compared to December 31, 2003. This is due to the issuance of the 2004 restricted stock grants in the first quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Item 8. "Financial Statements and Supplementary Data," Note 2 to our consolidated financial statements on pages 50 through 55 of our Annual Report on Form 10-K for the year ended December 31, 2003. Note that our preparation of the unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

RESERVES FOR LOSSES AND LOSS EXPENSES

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of March 31, 2004 and December 31, 2003, the Company had accrued $1.6 billion of loss and loss expense reserves.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported
(IBNR). We project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $661.5 million to $818.4 million at December 31, 2003. A range has not been established at March 31, 2004, because management believes it would not be meaningful. A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $769.3 million at March 31, 2004 and $733.7 million at December 31, 2003. The ultimate actual liability may be higher or lower than reserves established. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis. Beginning in 2003, we began using independent actuaries to certify the adequacy of our reserves. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Included in the loss and loss expense reserves on the consolidated balance sheets are amounts for environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non-asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at March 31, 2004, is adequate to provide for the ultimate net costs of claims incurred as of that date. Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

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

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments therefrom are made in the accounting period in which the adjustment arose.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

At March 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2003. We expect to have the capacity to repay and/or refinance these obligations as they come due.

The senior convertible notes have a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of such calendar quarter. As this contingency has been met as of March 31, 2004, on any business day in the second quarter of 2004, the holders may surrender notes for conversion into shares of common stock, or cash, at the Company's option. As this condition has been met, 3.9 million shares have been added to our diluted earnings per share calculation. We expect to have the capacity to repay and/or refinance all of these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either March 31, 2004 or December 31, 2003. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data", Note 17 to our consolidated financial statements on page 73 of the 10-K section of our Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year-ended December 31, 2003.

ITEM 4. CONTROL AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of Selective's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the Company's first fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

         On May 21, 2003, a purported class action was brought by several health care providers in the Superior Court of New Jersey, Law Division - Camden County, against Consumer Health Network Plus, LLC, Alta Services, LLC (Alta) and Selective Insurance Company of America, wholly owned subsidiaries of Selective, together with ten other unrelated defendants. The plaintiffs purport to represent a class of all New Jersey health care providers, except hospitals, who had bills for their services paid from personal injury protection benefits under New Jersey automobile insurance policies and whose payments were reduced pursuant to a preferred provider organization discount schedule. The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched. We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss. A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004. On March 10, 2004 the plaintiffs filed an amended complaint, wherein Alta was dropped as a defendant. All defendants expect to file a Motion to Dismiss the amended complaint on or about May 14, 2004. Since the suit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities:

                                                                   Total Number of        Maximum Number
                                                                  Shares Purchased     of Shares that May Yet
                       Total Number of     Average Price Paid    as Part of Publicly   Be Purchased Under the
Period                Shares Purchased(1)     Per Share           Announced Program      Announced Program(2)
-------------------   -------------------  -------------------   -------------------   -----------------------
January 1-31, 2004           2,608             $     33.22                 -                 2,500,000

February 1-29, 2004         58,488                   34.87                 -                 2,500,000

March 1-31, 2004            17,228                   38.83                 -                 2,500,000
                            ------             -----------             -----

TOTAL                       78,324             $     35.69                 -
                            ======             ===========             =====

--------------------
(1) The February period included 55,725 shares purchased from employees in connection with the vesting of restricted stock. The remaining 22,599 shares were purchases from employees in connection with stock option exercises. All of these repurchases were made in connection with satisfying tax withholding obligations of those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing price of the Company's common stock on the dates of the purchases.

(2) On November 4, 2003 the Board of Directors authorized a 2.5 million-share repurchase program scheduled to expire on November 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective's Annual Meeting of Stockholders was held on April 28, 2004. At the Annual Meeting, C. Edward Herder, CPCU, Gregory E. Murphy, and William M. Rue, CPCU, were elected as directors to serve for a term of three years, expiring at the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified. Votes cast for and withheld on the election of directors were as follows:

                                                          VOTES
                                        VOTES FOR        WITHHELD
                                        ---------        --------
C. Edward Herder, CPCU                  21,953,118       1,069,887
Gregory E. Murphy                       21,914,780       1,108,225
William M. Rue, CPCU                    21,796,601       1,226,404

The directors whose terms of office continued after the Annual meeting are; Paul
D. Bauer, A. David Brown, William A. Dolan, II, William M. Kearns, Jr., Joan M. Lamm-Tennant, Ph.D., S. Griffin McClellan III, John F. Rockart, Ph.D., and J. Brian Thebault.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)      Reports on Form 8-K:

         On February 3, 2004, the Company furnished a report on Form 8-K under
         Item 12 thereof with respect to the issuance of a press release announcing its financial results for the quarter and year ended December 31, 2003. The Company's press release dated February 3, 2004 was attached as Exhibit 99.1.

         On April 5, 2004, the Company furnished a report on Form 8-K under item 12 thereof announcing that commencing April 1, 2004, the Company's senior convertible notes due 2032 are convertible into the Company's common stock pursuant to the terms of the notes, and that approximately
         3.9 million shares will be included in the Company's diluted earnings per share calculation in the first quarter of 2004. The Company's press release dated April 5, 2004 was attached as Exhibit 99.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
REGISTRANT

By: /s/ Gregory E. Murphy                                         April 30, 2004
------------------------------------------------------------------
Gregory E. Murphy
Chairman, President and Chief Executive Officer

By: /s/ Dale A. Thatcher                                          April 30, 2004
-------------------------------------------------------------------
Dale A. Thatcher

Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

                                INDEX TO EXHIBITS

Exhibit No.
-----------
* 11          Statement Re: Computation of Per Share Earnings.

* 31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

* 31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

* 32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith