Form 10-Q
period 2004-06-30
SELECTIVE INSURANCE GROUP INC
filed 2004-08-04
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission file number:  0-8641

SELECTIVE INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Wantage Avenue Branchville, New Jersey	07890
(Address of principal executive offices)	(Zip Code)

(973) 948-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $2 per share, outstanding as of June 30, 2004:             27,804,417

SELECTIVE INSURANCE GROUP, INC	Unaudited
Consolidated Balance Sheets	June 30,	December 31,
(in thousands, except share amounts)	2004	2003

ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
(fair value: $61,278-2004; $75,478-2003)	$59,466	72,321
Debt securities, available-for-sale - at fair value
(amortized cost: $2,044,637-2004; $1,914,635-2003)	2,094,277	2,010,064
Equity securities, available-for-sale - at fair value
(cost of: $171,394-2004; $163,602-2003)	307,836	296,561
Short-term investments - (at cost which approximates fair value)	54,358	23,043
Other investments	37,586	35,655

Total investments	2,553,523	2,437,644

Cash	134	12
Interest and dividends due or accrued	25,051	24,001
Premiums receivables, net of allowance for uncollectible accounts of:
$3,036-2004 and $3,121-2003	483,075	407,633
Other trade receivables, net of allowance for uncollectible accounts of:
$779-2004; $1,085-2003	24,487	21,567
Reinsurance recoverable on paid losses and loss expenses	8,385	7,726
Reinsurance recoverable on unpaid losses and loss expenses	185,159	184,611
Prepaid reinsurance premiums	54,122	52,817
Current federal income tax	2,652	-
Real estate, furniture, equipment, and software development-at cost, net of accumulated
depreciation and amortization of $84,103-2004; $79,199-2003	53,143	53,317
Deferred policy acquisition costs	191,564	172,386
Goodwill	43,230	43,612
Other assets	32,491	33,456

Total assets	$3,657,016	3,438,782
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,480,773	1,400,770
Reserve for loss expenses	200,416	187,043
Unearned premiums	734,431	649,906
Senior convertible notes	115,937	115,937
Notes payable	115,500	121,500
Current federal income tax	-	7,961
Deferred federal income tax	87	12,677
Commissions payable	50,235	53,717
Accrued salaries and benefits	57,511	56,942
Other liabilities	122,760	82,545

Total liabilities	2,877,650	2,688,998

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,170,603-2004; 41,567,552-2003	84,341	83,135
Additional paid-in capital	133,059	113,283
Retained earnings	659,243	612,208
Accumulated other comprehensive income	120,953	148,452
Treasury stock - at cost (shares: 14,366,186-2004; 14,284,612-2003)	(200,705)	(197,792)
Unearned stock compensation and notes receivable from stock sales	(17,525)	(9,502)

Total stockholders' equity	779,366	749,784

Total liabilities and stockholders' equity	$3,657,016	3,438,782
	==========	==========

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC	Unaudited,		Unaudited,
Consolidated Statements of Income	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues:
Net premiums written	$349,250	306,863	$724,512	630,266
Net (increase) in unearned premiums
and prepaid reinsurance premiums	(23,264)	(30,724)	(83,220)	(87,080)

Net premiums earned	325,986	276,139	641,292	543,186
Net investment income earned	28,662	29,436	58,122	56,779
Net realized gains	154	3,369	5,500	7,344
Diversified insurance services revenue	26,395	23,481	50,626	44,819
Other income	940	662	1,717	1,444

Total revenues	382,137	333,087	757,257	653,572

Expenses:
Losses incurred	172,613	158,997	349,172	329,725
Loss expenses incurred	36,537	30,744	70,295	59,118
Policy acquisition costs	102,205	87,731	199,669	172,280
Dividends to policyholders	964	1,383	2,053	2,938
Interest expense	3,918	4,451	7,923	8,990
Diversified insurance services expenses	22,968	20,801	45,006	40,273
Other expenses	2,913	1,980	5,584	3,889

Total expenses	342,118	306,087	679,702	617,213

Income before federal income tax	40,019	27,000	77,555	36,359

Federal income tax expense:
Current	10,564	5,644	18,936	7,424
Deferred	581	1,607	2,217	1,149

Total federal income tax expense	11,145	7,251	21,153	8,573

Net income	$28,874	19,749	$56,402	27,786
	=======	=======	=======	=======

Earnings per share:
Basic net income	$1.08	0.76	$2.12	1.07
	=======	=======	=======	=======

Diluted net income	$0.92	0.72	$1.80	1.01
	=======	=======	=======	=======

Dividends to stockholders	$0.17	0.15	$0.34	0.30

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited,
Consolidated Statements of Stockholders' Equity	Six Months ended
	June 30,
(in thousands, except per share amounts)	2004	2003

Common stock:
Beginning of year	$83,135		81,562
Dividend reinvestment plan
(shares: 18,230-2004; 23,545-2003)	36		47
Convertible subordinated debentures
(shares: 18,923-2004; 16,522 -2003)	38		33
Stock purchase and compensation plans
(shares: 565,898 -2004; 436,966-2003)	1,132		874

End of period	84,341		82,516

Additional paid-in capital:
Beginning of year	113,283		95,435
Dividend reinvestment plan	628		531
Convertible subordinated debentures	98		86
Stock purchase and compensation plans	19,050		8,985

End of period	133,059		105,037

Retained earnings:
Beginning of year	612,208		562,553
Net income	56,402	56,402	27,786	27,786
Cash dividends to stockholders ($0.34 per share-2004; $0.30 per share-2003)	(9,367)		(8,033)

End of period	659,243		582,306

Accumulated other comprehensive income:
Beginning of year	148,452		115,434
Other comprehensive income (loss), increase (decrease) in net unrealized gains on available-for-sale securities, net of deferred income tax effect of:
$(14,807)-2004; $18,615-2003	(27,499)	(27,499)	34,571	34,571

End of period	120,953		150,005

Comprehensive income		28,903		62,357
		=======		=======

Treasury stock:
Beginning of year	(197,792)		(195,295)
Acquisition of treasury stock
(shares 81,574-2004; 68,533-2003)	(2,913)		(1,611)

End of period	(200,705)		(196,906)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	(9,502)		(7,587)
Unearned stock compensation	(11,829)		(5,436)
Amortization of deferred compensation expense and
amounts received on notes	3,806		2,063

End of period	(17,525)		(10,960)

Total stockholders' equity	$779,366		711,998
	=======		=======
The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited,
Consolidated Statements of Cash Flows	Six Months ended
	June 30,
(in thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$56,402	27,786

Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	92,828	72,166
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	82,150	87,080
Decrease (increase) in federal income tax recoverable	(6,898)	1,946
Depreciation and amortization	7,984	4,797
Amortization of deferred compensation	3,751	2,035
Gain on sale of real estate	(183)	-
Increase in premiums receivables	(75,442)	(79,430)
Increase in other trade receivables	(2,920)	(1,393)
Increase in deferred policy acquisition costs	(19,178)	(18,361)
Increase (decrease) in interest and dividends due or accrued	(1,047)	158
Increase in reinsurance recoverable on paid losses and loss expenses	(659)	(5,631)
Net realized gains	(5,500)	(7,344)
Increase in accrued salaries and benefits	569	4,784
Increase (decrease) in accrued insurance expenses	(7,112)	1,336
Other, net	1,246	10,378

Net adjustments	69,589	72,521

Net cash provided by operating activities	125,991	100,307

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale	(326,317)	(280,362)
Purchase of equity securities, available-for-sale	(28,049)	(24,589)
Purchase of other investments	(3,576)	(3,156)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of $4,890 in 2004)	(407)	(763)
Sale of debt securities, available-for-sale	135,767	135,777
Redemption and maturities of debt securities, held-to-maturity	12,924	21,472
Redemption and maturities of debt securities, available-for-sale	98,865	61,284
Sale of equity securities, available-for-sale	26,931	2,155
Proceeds from other investments	4,886	497
Net additions to real estate, furniture, equipment and software development	(4,630)	(4,859)

Net cash used in investing activities	(83,606)	(92,544)

FINANCING ACTIVITIES
Dividends to stockholders	(8,703)	(7,455)
Principal payments of notes payable	(6,000)	(6,000)
Acquisition of treasury stock	(2,913)	(1,611)
Net proceeds from stock purchase and compensation plans	6,613	4,423
Proceeds received on notes receivable from stock sales	55	28

Net cash used in financing activities	(10,948)	(10,615)

Net increase (decrease) in short-term investments and cash	31,437	(2,852)
Short-term investments and cash at beginning of year	23,055	26,928

Short-term investments and cash at end of period	$54,492	24,076
	======	======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$7,857	8,854
Federal income tax	28,050	6,371
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures	136	117
Equity transactions	1,740	-
Unearned stock compensation	11,829	5,436

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented.  References herein to "Selective" or "Company" are to Selective Insurance Group, Inc. and its subsidiaries.  All such adjustments are of a normal recurring nature.  The results of operations for any interim period are not necessarily indicative of results for a full year.  These interim consolidated financial statements cover the second quarters ended June 30, 2004 (Second Quarter 2004) and June 30, 2003 (Second Quarter 2003) as well as the six-month periods ended June 30, 2004 (Six Months 2004) and June 30, 2003 (Six Months 2003).  This document should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The Company has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on January 1, 2004 has had no effect on the Company's results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This consensus provides recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically when the investor has the ability and intent to hold an investment until recovery.  This guidance is effective for reporting periods beginning after June 15, 2004.  The Company does not believe this guidance will have a material impact on its results of operations or financial condition.

4.             Acquisition of Wholly-Owned Subsidiary

On January 1, 2004, the Company purchased a property and casualty insurance company, domiciled in Maine, with approximately $5.0 million in surplus that was not then writing any business, for $5.3 million. The acquisition has been accounted for using the purchase method of accounting as prescribed by FASB Statement of Financial Accounting Standards No. 141, "Business Combinations."  The acquisition included assets of approximately $4.9 million in cash and cash equivalents, $0.1 million in bonds and $0.3 million of goodwill, which is being accounted for in accordance with FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." There were no liabilities acquired in connection with this acquisition.

5.             Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable associated with our human resource administration outsourcing subsidiary, which acts as a co-employer with certain clients.  As a co-employer, we contractually assume substantial employer rights, responsibilities and risks of our clients' employees, who are considered co-employees. These accounts receivable, which are included in other trade receivables on the consolidated balance sheets, consist of service fees to be paid by our clients.  Under the accrual method, earned but unpaid wages at the end of each period related to the Company's worksite employees are recognized as an accrued payroll liability as well as an account receivable during the period in which wages are earned by the worksite employee.  Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed. Accrued co-employer payroll and related service fees were $17.4 million as of June 30, 2004 and $15.5 million as of December 31, 2003.  Certain states limit a co-employer's liability for earned payroll to minimum wage.

This would reduce the Company's potential liability for accrued co-employer payroll.  In the event that a client does not pay their related payroll and service fees prior to the applicable payroll date, the Company has the right to cancel the co-employer contract or, at its option, require letters of credit or other collateral.  The Company has generally not required such collateral.  As of June 30, 2004, the maximum exposure to any one account for earned payroll was approximately $0.6 million.  If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for allowances, which would decrease net income in the period that such determination was made. The Insurance Operations and HR outsourcing businesses are also subject to geographic concentration.  Approximately 37% of our net premiums written are for insurance policies written in New Jersey while 40% of our HR outsourcing co-employer client payroll is within the state of Florida.  Other east coast states, including Connecticut, Delaware, Georgia, Maryland, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia and several Midwestern states, including Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Ohio and Wisconsin, account for substantially all of our other business.  Consequently, changes to economic or regulatory conditions in these states could adversely affect the Company.

6.             Reinsurance

The following table is a listing of direct, assumed and ceded amounts by income statement caption:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Premiums written:
Direct	$379,033	340,435	$782,140	691,623
Assumed	7,473	4,994	13,341	10,844
Ceded	(37,256)	(38,566)	(70,969)	(72,201)

Net	$349,250	306,863	$724,512	630,266
	=======	=======	=======	=======
Premiums earned:
Direct	$351,875	306,481	$694,381	601,640
Assumed	8,553	6,086	16,575	11,491
Ceded	(34,442)	(36,428)	(69,664)	(69,945)

Net	$325,986	276,139	$641,292	543,186
	=======	=======	=======	=======
Losses and loss expenses incurred:
Direct	$221,730	196,066	$444,098	403,926
Assumed	7,296	5,195	14,256	9,927
Ceded	(19,876)	(11,520)	(38,887)	(25,010)

Net	$209,150	189,741	$419,467	388,843
	=======	=======	=======	=======

Flood business, which we cede 100% to the National Flood Insurance Program, is included in the above amounts as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Ceded premiums written	$(21,033)	(17,317)	$(37,157)	(30,875)
Ceded premiums earned	(17,268)	(14,239)	(33,844)	(27,811)
Ceded losses and loss expenses incurred	(5,736)	(2,963)	(10,793)	(3,628)

Assumed written and earned premiums increased primarily due to an increase in mandatory pool assumptions.  Offsetting the increases in our flood business, ceded written and earned premiums decreased as a result of the termination of the New Jersey Unsatisfied Claims Judgment Fund.  Increases in ceded incurred losses were primarily attributable to increases in amounts ceded to the National Flood Insurance Program and increased losses ceded to the Casualty Treaty.  For additional information regarding our reinsurance programs refer to Note 12 on this Form 10-Q.

7.             Stock-Based Compensation

The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company uses the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for its stock-based compensation plans. Companies using APB 25 are required to make pro forma note disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied.

The FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148) amends FAS 123 to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation.  The Company has adopted the pro forma footnote disclosure-only provisions of FAS 148. Based on the fair value method consistent with the provisions of FAS 148, the Company's net income and earnings per share would have been the following pro forma amounts indicated below:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$28,874	19,749	56,402	27,786
Add: Stock-based employee compensation reported in net
income, net of related tax effect	1,290	724	2,438	1,322
Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of related tax effects	(1,002)	(753)	(3,089)	(2,365)

Pro forma net income	$29,162	19,720	55,751	26,743
	========	========	========	========
Net income per share:
Basic - as reported	$1.08	0.76	2.12	1.07
Basic - pro forma	1.09	0.76	2.09	1.03
Diluted - as reported	.92	0.72	1.80	1.01
Diluted - pro forma	.93	0.72	1.78	0.98

8.             Senior Convertible Notes

In 2002, the Company issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. The carrying value of these notes was $115.9 million at June 30, 2004 and December 31, 2003.  The Convertible Notes are convertible at the option of the holders, if the conditions for conversion are satisfied, into 12.9783 shares of the Company's common stock per $1,000 principal amount of notes surrendered at a conversion price of $29.29.  The conditions for conversion are satisfied when the price of the Company's common stock has maintained a 20% premium to the conversion price of  $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of a calendar quarter.

As previously reported , the conditions of conversion were met at the end of the first quarter 2004 and as such the holders were able to surrender the Convertible Notes for conversion into shares of common stock, or cash at the Company's option, on any business day during the second quarter 2004. As of the end of the second quarter 2004, no such conversions had occurred, but the conditions of conversion were once again met and therefore the holders will once again have the ability to surrender the Convertible Notes for conversion into shares of common stock, or cash at the Company's option, on any business day during the third quarter 2004. If all such notes were converted, the Company would be required to issue 3.9 million shares of common stock or pay the equivalent value in cash.  In accordance with the FASB Statements of Financial Accounting Standards No. 128 "Earnings per share," the 3.9 million shares are included in the diluted earnings per share calculation in the quarter when the contingency is met as well as the following quarter when the bonds are actually convertible.  Therefore, the shares have been included in diluted earnings per share calculation for the Second Quarter 2004 as well as for the Six Months 2004. During any period following the period in which such contingency is not met, the convertible notes would cease to be convertible until such time as the contingency is again satisfied. Recently the FASB's Emerging Issues Task Force has been analyzing the treatment of the convertible shares on the diluted earnings per share calculation for these types of convertible bonds. Further authoritative guidance in this area of accounting is possible later this year, which could require the inclusion in the diluted earnings per share calculation of these convertible shares from the date of issuance rather than the date in which the contingency was met.

Holders may also surrender the Convertible Notes for conversion during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's Investors Service, Inc. (Moody's) or BB+ or lower by Standard and Poor's Credit Market Services (S&P), the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criterion during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, on such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock.

9.             Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three segments, which is at the same level of disaggregation as that reviewed by senior management:  Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (flood insurance, human resource administration outsourcing and managed care).  Insurance Operations are evaluated based on accounting principles generally accepted in the United States of America (GAAP) underwriting results, as well as statutory combined ratios.  Investments are evaluated based on after-tax investment returns, and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP.  The Company does not aggregate any of its operating segments.

The GAAP underwriting results of the Insurance Operations segment are determined taking into account net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs and other underwriting expenses. Management of the Investments segment is separate from the Insurance Operations segment and, therefore, has been classified as a separate segment. The operating results of the Investments segment takes into account net investment income and net realized gains and losses.  Also classified as a segment are the Diversified Insurance Services operations, which are managed separately from the other segments due to the fact that these businesses create a fee-based source of revenue that is not dependent on insurance underwriting cycles.  These businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own product or supply output).  The flood and HR outsourcing products are sold through our independent agent distribution channel, while our managed care businesses provide a service used by our claims operation, as well as by other insurance carriers. The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations.

Selective and its subsidiaries provide services to each other in the normal course of business.  These transactions totaled $7.1 million for Second Quarter 2004 and $13.5 million for Six Months 2004, compared with $6.8 million for Second Quarter 2003 and $13.1 million for Six Months 2003.  These transactions were eliminated in all consolidated statements.

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

The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income (loss) for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Insurance Operations:
Commercial lines net premiums earned	$270,112	223,722	$529,809	439,347
Personal lines net premiums earned	55,874	52,417	111,483	103,839
Miscellaneous income	743	646	1,489	1,338

Total insurance operations revenues	326,729	276,785	642,781	544,524

Investments:
Net investment income	28,662	29,436	58,122	56,779
Net realized gain (loss) on investments	154	3,369	5,500	7,344

Total investment revenues	28,816	32,805	63,622	64,123

Diversified Insurance Services:
Diversified insurance services revenues	26,395	23,481	50,626	44,819

Total all segments	381,940	333,071	757,029	653,466

Other income	197	16	228	106

Total revenues	$382,137	333,087	$757,257	653,572
	======	======	======	======

	Unaudited,		Unaudited,
Income (loss), before federal income tax by segment	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Insurance Operations:
Commercial lines underwriting	$11,261	(1,256)	$21,049	(15,464)
Personal lines underwriting	2,873	(1,257)	(190)	(5,042)

Underwriting gain (loss), before federal income tax	14,134	(2,513)	20,859	(20,506)
Investments:
Net investment income	28,662	29,436	58,122	56,779
Net realized gain (loss) on investments	154	3,369	5,500	7,344

Total investment income, before federal income tax	28,816	32,805	63,622	64,123
Diversified Insurance Services:
Income before federal income tax	3,427	2,680	5,620	4,546

Total all segments	46,377	32,972	90,101	48,163

Interest expense	(3,918)	(4,451)	(7,923)	(8,990)
General corporate expenses	(2,440)	(1,521)	(4,623)	(2,814)

Income before federal income tax	$40,019	27,000	$77,555	36,359
	======	======	======	======

10.          Retirement Plans

As of December 31, 2003, the Company adopted the revised FASB statement of Financial Accounting Standards No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132R).  FAS 132R addresses disclosure items only and does not address measurement or recognition.  FAS 132R requires additional interim disclosures that were not required by the original statement, all of which are included for all periods presented.

Retirement Income Plan	Postretirement Plan
Unaudited,	Unaudited,
Quarter ended June 30,	Quarter ended June 30,
($ in thousands)	2004	2003	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$1,402	1,303	83	72
Interest cost	1,808	1,624	96	101
Expected return on plan assets	(1,672)	(1,249)	-	-
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	53	62	(8)	(8)
Amortization of unrecognized net (gain) loss	286	269	-	-

Net periodic cost	$1,877	2,009	171	165
	======	======	======	======
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.25%	6.75	6.25	6.75
Expected return on plan assets	8.25%	8.25	-	-
Rate of compensation increase	5.00%	5.00	5.00	5.00

Retirement Income Plan	Postretirement Plan
Unaudited,	Unaudited,
Six Months ended June 30,	Six Months ended June 30,
($ in thousands)	2004	2003	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$2,804	2,606	166	144
Interest cost	3,616	3,248	192	202
Expected return on plan assets	(3,344)	(2,498)	-	-
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	106	124	(16)	(16)
Amortization of unrecognized net (gain) loss	572	538	-	-

Net periodic cost	$3,754	4,018	342	330
	======	======	======	======
Weighted-Average Expense Assumptions for the years
ended December 31:
Discount rate	6.25%	6.75	6.25	6.75
Expected return on plan assets	8.25%	8.25	-	-
Rate of compensation increase	5.00%	5.00	5.00	5.00

11.         Commitments and Contingencies

Included in other investments is approximately $37.6 million of investments in limited partnerships as of June 30, 2004, and $35.6 million as of December 31, 2003. At June 30, 2004 the Company has an additional limited partnership investment commitment of up to $40.0 million.  There is no certainty that any additional investment will be required.

On May 21, 2003, a purported class action was brought by several health care providers in the Superior Court of New Jersey, Law Division - Camden County, against Consumer Health Network Plus, LLC, Alta Services, LLC (Alta) and Selective Insurance Company of America, wholly owned subsidiaries of Selective, together with ten other unrelated defendants.  The plaintiffs purport to represent a class of all New Jersey health care providers, except hospitals, who had bills for their services paid from personal injury protection benefits under New Jersey automobile policies and whose payments were reduced pursuant to a preferred provider organization discount schedule.  The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched.  We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss.  A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004.  On March 10, 2004 the plaintiffs filed an Amended Complaint, wherein Alta was dropped as a defendant.  In May 2004, all defendants filed a Motion to Dismiss the Amended Complaint. In July 2004, all defendants filed a Motion to Dismiss the class action allegations of the Amended Complaint.  Since the lawsuit remains in its early stages, management cannot at this time provide a meaningful estimate or range of potential loss, if any.

On May 18, 2004, a purported class action was brought against Selective Insurance Company of the Southeast and six other unrelated defendants.  The case, Howell, et al v. State Farm, et al, was brought in the United States District Court for the District of Maryland, Baltimore Division.  The lawsuit asserts a class consisting of claimants under standard flood insurance policies who settled claims below policy limits.  These claims were caused by Hurricane Isabel, and the claimants were participants in the Federal Government's "Write Your Own" flood insurance program.  The lawsuit alleges that the defendants failed to honor contractual obligations under these flood insurance policies, and that the claimants were denied benefits to which they were entitled.  The lawsuit asserts claims for breaches of contract, fiduciary duty and the implied covenant of good faith and fair dealing.  Management cannot at this time provide a meaningful estimate or range of potential loss, if any, to the Company.

12.          Subsequent Event

Our Property and Casualty Excess of Loss treaties were successfully renewed effective July 1, 2004, with a modest reduction to the prior year's  cession rates.  However, we are retaining more in losses due to an increase in our co-participation in the first layer of the Casualty Excess of Loss treaty.

Our casualty program provides per occurrence coverage of $48.0 million in excess of  $2.0 million retention of any casualty loss. Selective retains 50%, or $1.5 million, of the first  $3.0 million excess of $2.0 million layer.  Our co-participation in this layer was 25% in the prior year.  The casualty treaty distinguishes between certified (Terrorism Risk Insurance Act of 2002 (TRIA) events or foreign acts) and non-certified (all other or domestic) terrorism losses.  Non-certified terrorism losses are treated like any other losses.  The annual aggregate limit for certified terrorism losses is capped at two times each layer's occurrence limit, or $96.0 million.  Consistent with the 2003 treaty: nuclear, biological and chemical losses are excluded from the casualty excess of loss treaty, however, our Terrorism Excess of Loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this contract.

Our Property Excess of Loss treaty covers each property risk in excess of  $2.0 million retention up to $20.0 million.  Under the 2004 treaty, the Company cedes 100% of $18.0 million per risk in excess of the $2.0 million retention.  This is a change from the prior year treaty where the Company retained 25% of the $5.0 million excess of the $5.0 million second layer for a total coverage of $16.7 million per risk in excess of the $2.0 million retention.  As with the casualty treaty, the property treaty distinguishes between certified (TRIA) and non-certified terrorism losses.  The treaty provides annual certified terrorism limits for all risks of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer.  The provision in last year's treaty that limited coverage for TRIA losses for all risks up to $75.0 million in total insured value per location was eliminated with the July 1, 2004 renewal.  Claims arising from non-certified terrorist acts are treated like any other losses.  Consistent with the 2003 contract: nuclear, biological and chemical losses are excluded from the Property Excess of Loss treaty, however, our Terrorism Excess of Loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this contract.

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

  adverse economic, market or regulatory conditions;

  the concentration of our business in a number of east coast and midwestern states;

  the adequacy of our loss reserves;

  the cost and availability of reinsurance;

  our ability to collect on reinsurance and the solvency of our reinsurers;

  uncertainties related to insurance premium rate increases and business retention;

  changes in insurance regulations that impact our ability to write and/or cease writing insurance policies in one or more states particularly changes in New Jersey automobile insurance laws and regulations;

  our ability to maintain favorable ratings from A.M. Best, Standard & Poor's, Moody's and Fitch;

  fluctuations in interest rates and the performance of the financial markets;

  our entry into new markets and businesses; and

  other risks and uncertainties we identify in this report and other filings with the Securities and Exchange Commission.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (flood insurance, human resource administration outsourcing and managed care). Insurance Operations are evaluated based on underwriting results determined in accordance with GAAP; Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of accounting policies, refer to Item 8. "Financial Statements and Supplementary Data," Note 2 to our consolidated financial statements of our Annual Report on Form 10-K for the year-ended December 31, 2003 and the discussion beginning on page 24 of this report on Form 10-Q.  See Note 9 to the June 30, 2004 unaudited interim consolidated financial statements on pages 9 and 10 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

 The following discussion relates to our results of operations, financial condition, liquidity and capital resources, off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments and critical accounting policies for the interim periods indicated.

Results of Operations

The following discussion is a comparison of the second quarter ended June 30, 2004 (Second Quarter 2004) and the six-month period ended June 30, 2004 (Six Months 2004) to the second quarter ended June 30, 2003 (Second Quarter 2003) and the six-month period ended June 30, 2003 (Six Months 2003), respectively.

Our net income increased 46% to $28.9 million, or $0.92 per diluted share, for Second Quarter 2004, compared with $19.7 million, or $0.72 per diluted share, for Second Quarter 2003. For the Six Months 2004, our net income increased 103% to $56.4 million, or $1.80 per diluted share, compared with $27.8 million, or $1.01 per diluted share, for Six Months 2003. Included in net income are net realized capital gains, after-tax, of $0.1 million for Second Quarter 2004 and $3.6 million for Six Months 2004, compared with $2.2 million for Second Quarter 2003 and $4.8 million for Six Months 2003. These strong results pushed our annualized return on average equity (annualized net income divided by average equity) as of the Six Months 2004 to 14.3%, which substantially exceeded our 9.5% return on average equity for the full year of 2003.

Insurance Operations

All Lines	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$349,250	306,863	724,512	630,266
	=======	=======	=======	=======
Net premiums earned	$325,986	276,139	641,292	543,186
Less:
Losses and loss expenses incurred	209,150	189,741	419,467	388,843
Net underwriting expenses incurred	101,738	87,528	198,913	171,911
Dividends to policyholders	964	1,383	2,053	2,938

Underwriting profit (loss)	$14,134	(2,513)	20,859	(20,506)

GAAP Ratios:
Loss and loss expense ratio	64.2%	68.7	65.4%	71.6
Underwriting expense ratio	31.2%	31.7	31.0%	31.7
Dividends to policyholders ratio	0.3%	0.5	0.3%	0.5

Combined ratio	95.7%	100.9	96.7%	103.8
	=======	=======	=======	=======

Net premiums written increased by approximately $42.4 million or 14%, to $349.3 million in Second Quarter 2004 and by $94.2 million, or 15%, to $724.5 million in Six Months 2004 when compared with the same periods in 2003. The principal factors contributing to this growth were: (i) net new business written of $67.3 million for the Second Quarter 2004 compared with $70.2 million in Second Quarter 2003 and $142.8 million in net new business written in the Six Months 2004 compared with $135.3 million for Six Months 2003; (ii) commercial lines year-on-year retention improvement of 3 points to 83% in Second Quarter 2004 and Six Months 2004 compared with 80% for Second Quarter 2003 and Six Months 2003 and (iii) commercial lines renewal premium price increases that averaged 9% in Second Quarter 2004 and 10% in the Six Months 2004 compared with 13% in Second Quarter 2003 and 14% in the Six Months 2003.  As expected, these price increases have begun to decelerate over the first half of 2004; however, we continue to expect them to outpace loss trends over the course of the year.

The loss and loss expense ratio decreased 4.5 points to 64.2% for Second Quarter 2004 and 6.2 points to 65.4% for Six Months 2004 when compared with the same periods in 2003. The improvements were primarily due to increased premium rates and underwriting improvements mainly in our commercial lines business, which comprises over 84% of our insurance operations. For the Second Quarter, the decrease in the loss and loss expense ratio was partially offset with $2.6 million or 0.8 points of increased weather-related catastrophe losses compared with no catastrophe losses for Second Quarter 2003. Weather-related catastrophe losses accounted for $7.3 million in incurred losses and added 1.1 points to the loss and loss expense ratio for the Six Months 2004, compared with $11.8 million and 2.2 points for Six Months 2003.

 The underwriting expense ratio decreased 0.5 points to 31.2% for Second Quarter 2004 and 0.7 points to 31.0% for Six Months 2004 compared with the same periods last year.  Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, increased approximately 17% to $748,000 compared to $639,000 for the same period a year ago. Contributing to the productivity gains are our strategic initiatives that are designed to either reduce costs and/or increase business, which include: (i) streamlined processing for small commercial lines accounts (One & Done) and (ii) a web-based commercial lines automated system. These technology enhancements allow agents to initiate and self-service a portion of their Selective business from their offices. At the end of the Second Quarter 2004, agents were processing close to 40% of all endorsements through our commercial lines system, while underwriting templates automatically renewed over 30% of commercial policies. Additionally, with the rollout of the new personal lines system underway, agents are issuing 60% of new automobile policies directly on-line.

The combined ratio decreased 5.2 points to 95.7% for Second Quarter 2004 and 7.1 points to 96.7% for Six Months 2004 compared with the same periods last year.  The reasons for the decrease in the combined ratio are primarily attributable to the previously discussed decreases in the loss and loss expense ratio and the underwriting expense ratio.

Commercial Lines Results

	Unaudited,		Unaudited,
Commercial Lines	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$290,831	249,670	$610,829	519,424
	=======	=======	=======	=======
Net premiums earned	$270,112	223,722	$529,809	439,347
Less:
Losses and loss expenses incurred	171,138	151,388	337,519	311,582
Net underwriting expenses incurred	86,749	72,207	169,188	140,291
Dividends to policyholders	964	1,383	2,053	2,938

Underwriting profit (loss)	$11,261	(1,256)	$21,049	(15,464)

GAAP Ratios:
Loss and loss expense ratio	63.4%	67.7	63.7%	70.9
Underwriting expense ratio	32.1%	32.3	31.9%	31.9
Dividends to policyholders ratio	0.4%	0.6	0.4%	0.7

Combined ratio	95.9%	100.6	96.0%	103.5
	=======	=======	=======	=======

Commercial Lines Underwriting accounted for approximately 84% of net premiums written in Six Months 2004 compared with 82% in Six Months 2003. Net premiums written increased $41.2 million, or 16%, to $290.8 million for Second Quarter 2004 and $91.4 million, or 18%, to $610.8 million for Six Months 2004 compared with the same periods in 2003.  The principal factors contributing to this growth improvement were: (i) net new business written of $60.0 million for the Second Quarter 2004 compared with $61.6 million in Second Quarter 2003 and $128.3 million in net new business written in the Six Months 2004 compared with $118.5 million for Six Months 2003; (ii) commercial lines year-on-year retention improvement of 3 points to 83% in Second Quarter 2004 and Six Months 2004 compared with 80% for Second Quarter 2003 and Six Months 2003 and (iii) commercial lines renewal premium price increases that averaged 9% in Second Quarter 2004 and 10% in the Six Months 2004 compared with 13% in Second Quarter 2003 and 14% in the Six Months 2003.  As expected, these price increases have begun to decelerate over the first half of 2004; however, we continue to expect them to outpace loss trends over the course of the year.

The Commercial Lines loss and loss expense ratio decreased 4.3 points to 63.4% for Second Quarter 2004 and 7.2 points to 63.7% for Six Months 2004 when compared with the same periods in 2003. This improvement reflects the success of our long-term strategy that incorporates higher pricing, continued underwriting enhancements, and heightened loss control efforts - all of which lead to a better overall mix of business. The Second Quarter 2004 loss and loss expense ratio included an impact of 0.7 points or $2.0 million of weather-related catastrophe losses compared with negative 0.1 points in Second Quarter 2003. Six Months 2004 loss and loss expense ratio included an impact of 1.1 points or $6.1 million as the result of weather-related catastrophes compared with an impact of 2.3 points or $10.1 million for Six Months 2003.

The Commercial Lines underwriting expense ratio showed a marginal improvement of 0.2 points to 32.1% for Second Quarter 2004 and was 31.9% for the Six Months 2004 relatively flat compared to the same period a year ago. Improvements in productivity were offset by increases in profit-based compensation for agents and employees of 1.0 point for Second Quarter 2004 and for Six Months 2004 compared with the same periods a year ago.

The Commercial Lines combined ratio decreased 4.7 points to 95.9% for Second Quarter 2004 and 7.5 points to 96.0% for Six Months 2004 when compared to a combined ratio of 100.6% in Second Quarter 2003 and 103.5% for Six Months 2003. These favorable results were driven primarily by improvements in the previously discussed loss and loss expense ratio, which resulted in improvements in virtually every segment of our core commercial lines business.

                        Commercial Automobile Business

Commercial automobile, which accounted for 27% of commercial lines statutory net premiums earned in Second Quarter 2004 and 28% for Six Months 2004 compared to 28% in Second Quarter and Six Months 2003 registered another strong quarter, with a statutory loss and loss expense ratio that improved 6 points to 57.9% in Second Quarter 2004 and 57.2% for Six Months 2004 compared with 64.2% in Second Quarter 2003 and 63.2% for Six Months 2003. This line has been favorably impacted by price increases, stricter underwriting standards, and the removal of certain classes of business that were determined to be unprofitable.

                        Workers' Compensation Business

Our workers' compensation business, accounted for 24% of commercial lines statutory net premiums earned in Second Quarter and Six Months 2004 and 24% in Second Quarter and Six Months 2003.  Although unprofitable, our workers' compensation business continued to improve, posting a statutory loss and loss expense ratio of 83.9% for Second Quarter 2004 and 82.4% for Six Months 2004, compared with 88.2% for Second Quarter 2003 and 86.2% for Six Months 2003. Workers' compensation results continued to be impacted by external factors, including: a regulatory climate that makes it difficult to obtain rate increases in some states; inflationary medical costs; increasing indemnity benefits; and a decreasing number of workers' compensation-only providers.  Although not at an acceptable level, the improvement in this business is supported by the fact that the Company continues to maintain an underwriting position for the workers' compensation business that focuses on low-to-medium hazard business.  In addition, our underwriting measures also include requiring job site inspections and increasing the number of highly trained loss control representatives we employ.  Our workers' compensation pricing has increased by 40% since 2000 through a combination of rate increases, credit and dividend reductions, and moving business to higher-priced tiers.  Since 2000, commercial lines policy counts have risen over 14% while workers' compensation policy counts have risen only 2%.  Currently, less than 5% of the business is unsupported by another commercial line.  Our underwriting and pricing actions are ongoing, including a focus on low-to-medium hazard business, limiting growth in policy counts, and a targeted 10-12% overall price increase in 2004.

                        General Liability Business

Our general liability business, which accounted for 28% of commercial lines statutory net premiums earned in Second Quarter and Six Months 2004 and 28% in Second Quarter and Six Months 2003, posted a statutory loss and loss expense ratio of 64.6% for Second Quarter 2004 and 61.8% for Six Months 2004, which was an improvement of 7.0 points from 71.6% for Second Quarter 2003 and 5.9 points from 67.7% for Six Months 2003. Our solid performance in this line reflects our long-term improvement strategy that incorporates higher pricing, continued underwriting enhancements, and heightened loss control efforts.

                        Commercial Property Business

Our commercial property business, which accounted for 10% of commercial lines statutory net premiums earned in Second Quarter and Six Months 2004 and 10% in Second Quarter and Six Months 2003, posted a statutory loss and loss expense ratio of 43.3% for Second Quarter 2004 and 53.1% for Six Months 2004, compared with 38.3% for Second Quarter 2003 and 79.3% for Six Months 2003. The Second Quarter 2004 loss and loss expense ratio included 6.2 points or $1.7 million of weather-related catastrophe losses compared with negative 3.0 points in Second Quarter 2003. However, Six Months 2004 loss and loss expense ratio included 8.0 points or $4.4 million as the result of weather-related catastrophes compared with 19.6 points or $8.6 million for Six Months 2003.  We continue to implement ongoing pricing and underwriting actions to improve results in this line of business, which include: better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

Personal Lines Results

	Unaudited,		Unaudited,
Personal Lines	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$58,419	57,193	$113,683	110,842
	=======	=======	=======	=======
Net premiums earned	$55,874	52,417	$111,483	103,839
Less:
Losses and loss expenses incurred	38,012	38,353	81,948	77,261
Net underwriting expenses incurred	14,989	15,321	29,725	31,620

Underwriting profit (loss)	$2,873	(1,257)	$(190)	(5,042)

GAAP Ratios:
Loss and loss expense ratio	68.0%	73.2	73.5%	74.4
Underwriting expense ratio	26.9%	29.2	26.7%	30.5

Combined ratio	94.9%	102.4	100.2%	104.9
	=======	=======	=======	=======

Personal Lines Underwriting accounted for approximately 16% of net premiums written for Six Months 2004 compared with 18% for Six Months 2003. Personal Lines Underwriting net premiums written increased $1.2 million, or 2%, to $58.4 million for Second Quarter 2004 and $2.8 million, or 3%, to $113.7 million for Six Months 2004 when compared with the same periods in 2003.  The principal factors contributing to this growth improvement were: (i) personal lines renewal premium price increases averaging 5.7% in Second Quarter 2004 and 5.3% in the Six Months 2004 compared with 5.0% in Second Quarter 2003 and 4.6% in the Six Months 2003 and (ii) net new business written of $7.3 million in Second Quarter 2004 compared with $8.6 million in Second Quarter 2003.  Net new business written in Six Months 2004 was $14.5 million compared with $16.9 million written in Six Months 2003.

The Personal Lines loss and loss expense ratio decreased 5.2 points to 68.0% for Second Quarter 2004 and 0.9 points to 73.5% for Six Months 2004 when compared with the same periods in 2003. The Second Quarter 2004 included 1.1 points of weather-related catastrophe losses compared with only 0.3 points in Second Quarter 2003, while the Six Months 2004 included 1.0 point of weather-related catastrophes compared with 1.7 points for the Six Months 2003. For the Six Months 2004, improvements in the catastrophe losses were partially offset by the increased severity in fire losses that occurred in the first quarter of 2004.  Further improvements in the Personal Lines loss and loss expense ratio were attributable to price increases. During the Second Quarter 2004 we filed a revision to our tier criteria including the use of credit scoring in the State of New Jersey.  The impact of this filing would be a reduction in rates of approximately 2.6%; however, it would lead to an overall improvement in this book of business.

The Personal Lines underwriting expense ratio showed improvement of 2.3 points to 26.9% for Second Quarter 2004 and 3.8 points to 26.7% for the Six Months 2004 compared to the same periods a year ago. These improvements are attributable to increased pricing as well as technology enhancements, specifically the rollout of the new personal lines web-based system, which has already allowed agents to issue 60% of new automobile policies.  Additionally, the expense ratio declined as a result of a change in deferred acquisition cost amortization estimates, which were revised to better match acquisition expenses and earned premiums.

The Personal Lines Underwriting combined ratio decreased 7.5 points to 94.9% for Second Quarter 2004 and 4.7 points to 100.2% for Six Months 2004 compared with the same periods last year. The reasons for the decrease in the combined ratio are primarily attributable to the previously discussed decreases in the loss and loss expense ratio as well as the underwriting expense ratio.

                        Personal Automobile Business

Our personal automobile line of business represents 82% of our personal lines statutory net premiums earned for Second Quarter 2004 and Six Months 2004, compared with 83% for Second Quarter 2003 and Six Months 2003. New Jersey accounted for 74% of our overall personal automobile net premiums written for Second Quarter 2004 and 74% for Six Months 2004 compared to 72% for Second Quarter 2003, and 73% for Six Months 2003.The personal automobile statutory loss and loss expense ratio decreased 3.3 points to 70.5% for Second Quarter 2004 and 3.3 points to 71.0% for Six Months 2004 when compared with the same periods in 2003. This improvement reflects continued progress in our New Jersey personal automobile business resulting from significant actions taken over the last four years, including aggressive pricing initiatives; a redesign of our rating tiers; and an improving political and regulatory climate.  Additionally, further improvements in our loss costs can also be attributed to benefits derived as a result of the verbal tort threshold as modified by the New Jersey Automobile Insurance Cost Reduction Act (AICRA).

                          Homeowners Business

Our homeowners line of business, which accounted for 15% of personal lines statutory net premiums earned for Second Quarter 2004 and Six Months 2004, compared with 15% for Second Quarter 2003 and Six Months 2003, had a statutory loss and loss expense ratio of 64.1% for Second Quarter 2004 and 78.5% for the Six Months 2004 compared to 75.9% for Second Quarter 2003 and 80.7% for the Six Months 2003.Weather-related catastrophes added 6.7 points in the Second Quarter 2004 and 6.9 points for the Six Months 2004 compared to 1.9 points in the Second Quarter 2003 and 10.9 points for the Six Months 2003.  The more significant decrease in the Second Quarter 2004 statutory loss and loss expense ratio compared to Second Quarter 2003 was due to a decrease in large property claims. Improvements in this line have been driven by the results of the improvement plan initiated three years ago, which included: (i) double-digit rate increases in six states; (ii) expanding the use of credit history to apply discounts and surcharges for new and renewal business; (iii) continuing the rollout of higher wind and hail deductibles in coastal and selected inland territories; and (iv) expanding the account credit, where appropriate, to encourage agents to write entire accounts.

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

Our Property and Casualty Excess of Loss treaties were successfully renewed effective July 1, 2004, with a modest reduction to the prior year's cession rates.  The ceded premium for the renewed treaties is expected to decrease by approximately $300,000 as compared to the prior treaty year.  However, we are expecting to retain approximately $3.0 million more in losses due to an increase in our co-participation in the first layer of the Casualty Excess of Loss treaty.

Our casualty program provides per occurrence coverage of $48.0 million in excess of $2.0 million retention of any casualty loss.  Selective retains 50%, or $1.5 million, of the first $3.0 million excess of $2.0 million layer.  Our co-participation in this layer was 25% in the prior year.  The casualty treaty distinguishes between certified (Terrorism Risk Insurance Act of 2002 (TRIA) events or foreign acts) and non-certified (all other or domestic) terrorism losses.  Non-certified terrorism losses are treated like any other losses.  The annual aggregate limit for certified terrorism losses is capped at two times each layer's occurrence limit, or $96.0 million.  Consistent with the 2003 treaty: nuclear, biological and chemical losses are excluded from the casualty excess of loss treaty, however, our Terrorism Excess of Loss treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this contract.

Our Property Excess of Loss treaty covers each property risk in excess of $2.0 million retention up to $20.0 million.  Under the 2004 treaty, the Company cedes 100% of $18.0 million per risk in excess of the $2.0 million retention.  This is a change from the prior year treaty where the Company retained 25% of the $5.0 million excess of the $5.0 million second layer for a total coverage of $16.7 million per risk in excess of the $2.0 million retention.  As with the casualty treaty, the property treaty distinguishes between certified (TRIA) and non-certified terrorism losses.  The treaty provides annual certified terrorism limits for all risks of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer.  The provision in last year's treaty that limited coverage for TRIA losses for all risks up to $75.0 million in total insured value per location was eliminated with the July 1, 2004 renewal.  Claims arising from non-certified terrorist acts are treated like any other losses.  Consistent with the 2003 contract: nuclear, biological and chemical losses are excluded from the Property Excess of Loss treaty, however, our Terrorism Excess of Loss Treaty does cover these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this contract.

Investments

After-tax investment income increased only 1% to $21.6 million for Second Quarter 2004, up from $21.4 million for Second Quarter 2003.  Increases in investment income were moderated by: (i) reinvestment rates, which continue to be lower than current maturing bond rates; (ii) a reduction in partnership income of $0.6 million after-tax for Second Quarter 2004 compared to the unusually high returns achieved in the same period a year ago; and (iii) the delayed settlement nature of municipal bond trades, which causes the Company to hold higher levels of low-yielding cash.  For Six Months 2004 we generated a 5% increase in after-tax investment income to $43.4 million, compared with $41.2 million for the same period last year. The increase reflects an increased asset base as our overall investment portfolio reached $2.6 billion at June 30, 2004, compared with $2.3 billion at June 30, 2003. The increased asset base was driven by $126.0 million of net operating cash flow for Six Months 2004 compared with $100.3 million for Six Months 2003 due to improved underwriting results. Also contributing to the increase on a year-to-date basis were our limited partnership investments.  These investments, which are subject to market fluctuations, added $2.1 million, after-tax, to investment income for Six Months 2004 compared with $1.5 for Six Months 2003. The after-tax portfolio yield was 3.5%, compared with 3.7% for the same period last year, reflecting downward pressure from maturing bonds that are being replaced by bonds with lower interest rates.

We continue to maintain a conservative, diversified investment portfolio, with our bond holdings representing 84% of invested assets. Approximately 62% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with only 1% of the portfolio rated below investment grade.

At June 30, 2004 our investment portfolio included non-investment grade securities with an amortized cost of $15.9 million, or less than 1% of the portfolio, and a fair value of $16.0 million.  At December 31, 2003, non-investment grade securities in our investment portfolio also represented less than 1% of the portfolio, with an amortized cost of $25.2 million and a fair value of $27.2 million. The unrealized loss on these securities represented 1% of our total gross unrealized loss at June 30, 2004, and 5% at December 31, 2003.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  The Company did not have a material investment in non-traded securities at June 30, 2004, or at December 31, 2003. The Company regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index. At June 30, 2004, 17% of the market value of our corporate bond and preferred stock portfolios were represented by investments in banks, only three of which were in an unrealized loss position, compared with 12% in the benchmark corporate index. The average Moody's rating for the banking portfolio is "A1" with the lowest rated security at "Baa1" and the average Standard and Poor's rating is "A", with the lowest rated security at "BBB".

The Company regularly reviews its entire investment portfolio for declines in value.  Additional analyses are performed on those securities whose market values are less than 85% of their cost/amortized cost at the time of review. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income.  Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  If our judgment about an individual security changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position of future periods.

In evaluating potential impairment of debt securities, we evaluate certain factors, including but not limited to the following:

  Whether the decline appears to be issuer or industry specific;

  The degree to which an issuer is current or in arrears in making principal and interest payments on the debt securities in question;

  The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

  Buy/hold/sell recommendations published by outside investment advisors and analysts; and

  Relevant rating history, analysis and guidance provided by rating agencies and analysts.

In evaluating potential impairment of equity securities, we evaluate certain factors, including but not limited to the following:

  Whether the decline appears to be issuer or industry specific;

  The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;

  The price-earnings ratio at the time of acquisition and date of evaluation;

  The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;

  The recent income or loss of the issuer;

  The independent auditors' report on the issuer's recent financial statements;

  The dividend policy of the issuer at the date of acquisition and the date of evaluation;

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

Realized Gains and Losses

Realized gains and losses are determined on the basis of the amortized cost of specific investments sold or written-down, and are credited or charged to income. Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made.  There were no impairment charges recorded during Second Quarter 2004 or Second Quarter 2003 nor were there any for Six Months 2004 or Six Months 2003. The Company recorded net realized gains from the sale of available-for-sale debt and equity securities during Second Quarter 2004 and Second Quarter 2003 as well as Six Months 2004 and Six Months 2003.  The following tables present the period of time that debt securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale:

	Unaudited,	Unaudited,
Period of time in an unrealized loss position	Quarter ended June 30,	Quarter ended June 30,
(in millions)	2004	2003

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Debt securities:
0 - 6 months	$99.7	4.4	-	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-

Total debt securities	99.7	4.4	-	-

Equities:
0 - 6 months	5.1	0.5	-	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-

Total equities	5.1	0.5	-	-

Total	$104.8	4.9	-	-
	=======	=======	=======	=======

	Unaudited,	Unaudited,
Period of time in an unrealized loss position	Six Months ended June 30,	Six Months ended June 30,
(in millions)	2004	2003

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Debt securities:
0 - 6 months	$99.7	4.5	-	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	5.0	-

Total debt securities	99.7	4.5	5.0	-

Equities:
0 - 6 months	6.9	0.7	-	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-

Total equities	6.9	0.7	-	-

Total	$106.6	5.2	5.0	-
	=======	=======	=======	=======

These securities were sold despite the fact that they were in a loss position due to heightened credit risk of the individual security sold, or the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions.

Unrealized losses

The following table summarizes, for all available-for-sale securities in an unrealized loss position at June 30, 2004 and December 31, 2003, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

Period of time in unrealized loss position	Unaudited	Unaudited
(in millions)	June 30, 2004	December 31, 2003

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Debt securities:
0 - 6 months	$655.5	11.8	143.2	2.3
7 - 12 months	6.8	0.2	57.3	1.3
Greater than 12 months	18.7	0.8	5.5	0.1

Total debt securities	681.0	12.8	206.0	3.7

Equities:
0 - 6 months	18.5	1.0	1.5	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	17.4	0.3

Total equities	18.5	1.0	18.9	0.3

Total	$699.5	13.8	224.9	4.0
	========	========	========	========

At June 30, 2004, the Company had six debt securities in an unrealized loss position for more than 12 months, with a fair value of $18.7 million and an unrealized loss of $0.8 million compared to one debt security at December 31, 2003 with a fair value of $5.5 million and an unrealized loss of $0.1 million.  The increase in the number of securities with unrealized losses was mainly due to changes in the interest rate environment.  The Company believes these declines to be temporary.

At June 30, 2004, there were no equity securities that have been in an unrealized loss position for more than 12 months.  At December 31, 2003, there were two equity securities in an unrealized loss position for more than 12 months with a fair value of $17.4 million and an unrealized loss of $0.3 million.  Both of these securities had fair values not less than 98% of cost, and these declines were deemed to be temporary.

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at June 30, 2004 by maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in millions)	Cost	Value

One year or less	$35.6	35.1
Due after one year through five years	259.3	255.3
Due after five years through ten years	386.2	378.3
Due after ten years through fifteen years	12.7	12.3

Total	$693.8	681.0
	=======	=======

Diversified Insurance Services Segment

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003

Human resource administration outsourcing
Net revenue	$13,315	10,665	$26,361	21,316
Pre-tax profit	585	36	712	111
Managed Care
Net revenue	5,227	6,409	10,077	12,037
Pre-tax profit	915	1,113	1,428	2,063
Flood Insurance
Net revenue	7,233	5,926	12,960	10,531
Pre-tax profit	1,737	1,418	3,108	2,190
Other
Net revenue	620	481	1,228	935
Pre-tax profit	190	113	372	182
Total
Net revenue	26,395	23,481	50,626	44,819
Pre-tax profit	3,427	2,680	5,620	4,546
Net income	2,252	1,779	3,718	3,080
Return on net revenue	8.5%	7.6	7.3%	6.9

The Diversified Insurance Services segment's operations generated $26.4 million of net revenue and $2.3 million of net income for Second Quarter 2004 compared with $23.5 million of net revenue and $1.8 million of net income for the Second Quarter 2003. These same businesses generated $50.6 million of net revenue and $3.7 million of net income for Six Months 2004 compared with $44.8 million of net revenue and $3.1 million of net income for the same period in 2003.  The segment generated a return on net revenue of 8.5% for the Second Quarter 2004 and 7.3% for the Six Months 2004, compared with 7.6% for the Second Quarter 2003 and 6.9% for the Six Months 2003.

Human Resource Administration Outsourcing (HR outsourcing)

Net revenue for Selective HR Solutions Inc., provider of our human resources outsourcing product, was $13.3 million for Second Quarter 2004, up 24.8% compared with $10.7 million last year.  Six Months 2004 increased 23.7% to $26.4 million compared with $21.3 million for Six Months 2003. Pre-tax profit was $585,000 for Second Quarter 2004, compared with $36,000 for the Second Quarter 2003. For Six Months 2004, pre-tax profit was $712,000 compared with $111,000 for the same period last year. For Six Months 2004, we added 4,317 new worksite lives, which increased our total to 22,245.

Managed Care

Net revenues decreased 18.4% to $5.2 million for Second Quarter 2004 compared with $6.4 million for Second Quarter 2003 and 16.3% to $10.1 million for Six Months 2004 compared with $12.0 million for Six Months 2003.  This reduction reflected the loss of business that occurred primarily as a result of industry consolidation, the elimination of unprofitable accounts, and the loss of one large client to a competitor. Decreased net revenues resulted in a corresponding decrease in pre-tax profit by 17.8% to $0.9 million for Second Quarter 2004 compared with $1.1 million for Second Quarter 2003 and 30.8% to $1.4 million for Six Months 2004 compared with $2.1 million for Six Months 2003.

Flood Insurance

Premium growth of 21.5% for Second Quarter 2004 and 20.3% for Six Months 2004 compared with the same periods a year ago have been driven by enhanced marketing efforts with the personal lines underwriting operation. These efforts have resulted in new business of $5.4 million for Second Quarter 2004 compared with $5.1 million for the comparable period last year, and $9.2 million for Six Months 2004 compared with $9.0 million for the same period last year.  This growth brings our total premium served to $72.0 million compared with $58.7 million a year ago. Premium growth has resulted in increased servicing fees of $7.2 million for Second Quarter 2004 compared with $5.9 million for Second Quarter 2003 and $13.0 million for Six Months 2004 compared with $10.5 million for Six Months 2003.  This growth has also driven increases in pre-tax profit to $1.7 million for Second Quarter 2004 compared with $1.4 million for Second Quarter 2003 and $3.1 million for Six Months 2004 compared with $2.2 million for Six Months 2003.

Federal Income Taxes

Total federal income tax expense increased $3.9 million for Second Quarter 2004 to $11.1 million and $12.6 million for Six Months 2004 to $21.2 million, compared with the same periods last year.  Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rate for the Second Quarter 2004 was 28%, compared with 27% for the same period last year and 27% for Six Months 2004, compared with 24% for the same period last year.  The increase is attributable to improved underwriting results.

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

FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The Company has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on January 1, 2004 has had no effect on the Company's results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This consensus provides recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically when the investor has the ability and intent to hold an investment until recovery.  This guidance is effective for reporting periods beginning after June 15, 2004.  The Company does not believe this guidance will have a material impact on its results of operations or financial condition.

Financial Condition, Liquidity and Capital Resources

Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2003 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2004 ordinary dividends in the aggregate amount of approximately $64.0 million.  There can be no assurance that the Insurance Subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements.   For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Item 8. "Financial Statements and Supplementary Data", Note 8 to the consolidated financial statements of our Annual Report on Form10-K for the year ended December 31, 2003.

The payment of dividends from Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries. Growth in the Diversified Insurance Services segment has increased consolidated cash flows from operations to $4.0 million for Six Months 2004, compared with $2.5 million for Six Months 2003and resulted in dividends to the Parent of $7.1 million for Six Months 2004 and $5.9 million for Six Months 2003.

The Parent also generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which approximated $2.2 million in the Second Quarter 2004 and $6.1 million for the Six Months 2004, reducing the Parent's cash requirements for the quarter from $14.0 million to $11.8 million and $22.3 million to $16.2 million for the Six Months 2004.

The Parent's cash requirements include principal and interest payments on the senior convertible notes and various notes payable, dividends to stockholders and general operating expenses.  The Company has contractual principal obligations pursuant to various notes payable of $24.0 million in 2004.  As part of our senior convertible note issuance in 2002, the Company established an irrevocable trust in the approximate amount of $72.0 million.  At June 30, 2004, approximately $41.7 million remains in the trust to provide funds for the notes with maturities over the next 18 months. The 2002 convertible note issuance has a contingent conversion feature that permits the holders of the notes to convert the notes when the price of the Company's common stock has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of the previous calendar quarter. As  previously reported, this contingency had been met as of the first quarter 2004 and as such the holders were able to surrender notes for conversion into shares of common stock, or cash, at the Company's option on any business day in Second Quarter 2004. As of the end of the second quarter 2004, no such conversions had occurred. The conditions of conversion were once again met at the end of the Second Quarter 2004 and therefore the holders will once again have the ability to surrender the convertible notes for conversion into shares of common stock, or cash, at the Company's option, on any business day during the third quarter 2004.  As a result of this condition being met, 3.9 million shares of common stock were added to our diluted earnings per share calculation in Second Quarter 2004 and Six Months 2004. See Note 8 to our unaudited interim consolidated financial statements for more information on our senior convertible notes.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 75 consecutive years, including a $0.02 increase per share in the fourth quarter of 2003, to $0.17 per share, and currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, refer to Item 8. "Financial Statements and Supplementary Data", Note 7(b) to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2003.

On November 4, 2003, the Board of Directors authorized a 2.5 million share stock repurchase program scheduled to expire on November 30, 2005. This program replaces the previous stock repurchase program that expired on May 31, 2003. No shares have been repurchased under the current program.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. The Insurance Subsidiaries also have additional investment commitments for their limited partnership investments of up to $40.0 million; however, there is no certainty that any additional investment will be required. The Insurance Subsidiaries satisfy their obligations and cash outflows through premium collections, interest and dividend income and maturities of investments.

Cash provided by operating activities amounted to $71.0 million in Second Quarter 2004 and $126.0 million in Six Months 2004 compared with  $59.3 million in Second Quarter 2003 and $100.3 million in Six Months 2003. This increase in 2004 is a result of: i) a 14% increase in net premiums written for the Second Quarter 2004 and 15 % increase for Six Months 2004 compared with the same periods last year and improved underwriting results, driven by rate increases in renewal premiums; and ii) increased investment income from a larger investment portfolio.

Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At June 30, 2004, we had $2.6 billion in investments compared with $2.4 billion at December 31, 2003.  Our investment program is structured with staggered maturities so that liquidation of available-for-sale debt securities should not be necessary in the ordinary course of business.

Total assets increased 6%, or $218.2 million, at June 30, 2004 compared to December 31, 2003.  Invested assets increased $115.9 million due to net purchases of $120.9 million and an increase in short term investments of $31.3 million primarily funded by $126.0 million of operating cash flow.  These increases were partially offset by decreases in unrealized gains of $42.3 million, which are a direct result of the impact of interest rate increases on the market value of our debt securities. Increased premium written drove increases in premium receivables of $75.4 million and deferred policy acquisition costs of $19.2 million.  Current federal tax recoverable increased $10.6 million primarily due to a combination of 2003 and 2004 tax payments offset by tax expense associated with improved profitability.

Total liabilities increased 7%, or $188.7 million, at June 30, 2004 compared to December 31, 2003.  Loss and loss expense reserves increased $93.4 million as a result of increased business as well as normal loss trends, which include inflation and rising medical costs. Increased premium writings are primarily responsible for the increase in unearned premium reserves of $84.5 million. Deferred federal income tax liability decreased $12.6 million from $12.7 million at December 31, 2003 to $0.1 million at June 30, 2004 primarily due to the decrease in unrealized gains in our investment portfolio.  Other liabilities increased $40.2 million primarily due to the increase in securities payable of  $42.3 million at June 30, 2004 from December 31, 2003.

Total stockholders' equity increased 4%, or $29.6 million at June 30, 2004 compared to December 31, 2003.  Additional paid in capital increased $19.8 million primarily due to activity involving various stock award and purchase plans.  Retained earnings increased $47.0 million due to net income of $56.4 million offset by shareholder dividends of $9.4 million.  After-tax unrealized gains on our investment portfolio decreased as of June 30, 2004 compared to December 31, 2003 accounting for the $27.5 million decrease in accumulated other comprehensive income.  As an offset to stockholders' equity, unearned stock compensation and notes receivable from stock sales increased $8.0 million or 84% compared to December 31, 2003 due to the issuance of the 2004 restricted stock grants.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Item 8. "Financial Statements and Supplementary Data," Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.  Note that our preparation of the unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of June 30, 2004, the Company had accrued $1.7 billion of loss and loss expense reserves compared to $1.6 billion as of December 31, 2003.

When a claim is reported to an insurance subsidiary, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case‑by‑case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR).  We project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses.  We have established a range of reasonably possible IBNR losses for non-environmental net claims of approximately $661.5 million to $818.4 million at December 31, 2003.  A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our net carried IBNR reserves for non-environmental claims, including loss expense reserves, were $814.6 million at June 30, 2004 and $733.7 million at December 31, 2003.  The ultimate actual liability may be higher or lower than reserves established.  We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods.  However, the loss reserves include anticipated recoveries from salvage and subrogation.

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

Included in the loss and loss expense reserves on the consolidated balance sheets are amounts for environmental claims, both asbestos and non‑asbestos.  These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non‑asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

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

After taking into account all relevant factors, we believe that the reserve for net losses and loss expenses at June 30, 2004, is adequate to provide for the ultimate net costs of claims incurred as of that date.  Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2003.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

The senior convertible notes have a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of such calendar quarter.  As was previously reported this contingency had been met as of the first quarter 2004 and as such the holders were able to surrender notes for conversion into shares of common stock, or cash, at the Company's option on any business day in Second Quarter 2004. As of the end of the second quarter 2004, no such conversions had occurred. The conditions of conversion were once again met at the end of the second quarter 2004 and therefore the holders will once again have the ability to surrender the convertible notes for conversion into shares of common stock, or cash, at the Company's option on any business day during the third quarter 2004. As this condition has been met, 3.9 million shares have been added to our diluted earnings per share calculation for Second Quarter 2004 and the Six Months 2004. We expect to have the capacity to repay and/or refinance all of these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either June 30, 2004 or December 31, 2003. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data", Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the Second Quarter 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  Other Information

Item 1.    Legal Proceedings -

On May 21, 2003, a purported class action was brought by several health care providers in the Superior Court of New Jersey, Law Division - Camden County, against Consumer Health Network Plus, LLC, Alta Services, LLC (Alta) and Selective Insurance Company of America, wholly owned subsidiaries of Selective, together with ten other unrelated defendants.  The plaintiffs purport to represent a class of all New Jersey health care providers, except hospitals, who had bills for their services paid from personal injury protection benefits under New Jersey automobile insurance policies and whose payments were reduced pursuant to a preferred provider organization discount schedule. The lawsuit alleges that the defendants breached participating provider agreements and insurance policies and were unjustly enriched.  We are vigorously defending this action, and the Company and the other defendants filed a Motion to Dismiss.  A hearing was held on the Motion and the Court ordered the plaintiffs to amend their complaint by March 10, 2004.  On March 10, 2004 the plaintiffs filed an Amended Complaint, wherein Alta was dropped as a defendant.  In May 2004, all defendants filed a Motion to Dismiss the Amended Complaint. In July 2004, all defendants filed a Motion to Dismiss the class action allegations of the Amended Complaint.  Since the lawsuit remains in its early stages, management cannot at this time provide a meaningful estimate or range of estimates of a potential loss, if any.

On May 18, 2004, a purported class action was brought against Selective Insurance Company of the Southeast and six other unrelated defendants.  The case, Howell, et al v. State Farm, et al, was brought in the United States District Court for the District of Maryland, Baltimore Division.  The lawsuit asserts a class consisting of claimants under standard flood insurance policies who settled claims below policy limits.  These claims were caused by Hurricane Isabel, and the claimants were participants in the Federal Government's "Write Your Own" flood insurance program.  The lawsuit alleges that the defendants failed to honor contractual obligations under these flood insurance policies, and that the claimants were denied benefits to which they were entitled.  The lawsuit asserts claims for breaches of contract, fiduciary duty and the implied covenant of good faith and fair dealing.  Management cannot at this time provide a meaningful estimate or range of potential loss, if any, to the Company.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding the purchase by the Company of our common stock during the periods indicated:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet
	Total Number of	Average Price Paid	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased (1)	Per Share	Announced Plans or Programs	Announced Plans or Programs (2)

April 1-30, 2004	588	37.53	-	2,500,000
May 1-31, 2004	2,662	35.96	-	2,500,000
June 1-30, 2004	-	-	-	2,500,000
Total	3,250	$36.25

(1)    The May period included 2,407 shares purchased from employees in connection with the vesting of restricted stock.  The remaining 843 shares were purchased from employees in connection with stock option exercises.    These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Company's common stock on the dates of the purchases.

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

On April 27, 2004, the Company furnished a report on Form 8-K under Item 12 thereof with respect to the issuance of a press release announcing its financial results for the quarter and year ended March 31, 2004.  The Company's press release dated April 27, 2004 was attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

Registrant

Date: August 4, 2004	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman, President and Chief Executive Officer

Date: August 4, 2004	By: /s/ Dale A. Thatcher
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit No.

* 10.1

Eighth amendment, dated June 25, 2004, effective through June 24, 2005, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America.

* 10.2

Amendment, dated June 28, 2004, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith