Form 10-Q
period 2004-09-30
SELECTIVE INSURANCE GROUP INC
filed 2004-11-05
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes [X]            No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock, par value $2 per share, outstanding as of September 30, 2004: 27,770,976

SELECTIVE INSURANCE GROUP, INC	Unaudited
Consolidated Balance Sheets	September 30,	December 31,
(in thousands, except share amounts)	2004	2003

ASSETS
Investments:
Debt securities, held-to-maturity - at amortized cost
(fair value: $48,999-2004; $75,478-2003)	$47,481	72,321
Debt securities, available-for-sale - at fair value
(amortized cost: $2,172,339-2004; $1,914,635-2003)	2,261,068	2,010,064
Equity securities, available-for-sale - at fair value
(cost of: $175,360-2004; $163,602-2003)	322,077	296,561
Short-term investments - (at cost which approximates fair value)	59,505	23,043
Other investments	39,773	35,655

Total investments	2,729,904	2,437,644

Cash	-	12
Interest and dividends due or accrued	24,775	24,001
Premiums receivables, net of allowance for uncollectible accounts of:
$3,236-2004 and $3,121-2003	481,634	407,633
Other trade receivables, net of allowance for uncollectible accounts of:
$853-2004; $1,085-2003	23,537	21,567
Reinsurance recoverable on paid losses and loss expenses	7,226	7,726
Reinsurance recoverable on unpaid losses and loss expenses	213,527	184,611
Prepaid reinsurance premiums	60,645	52,817
Current federal income tax	2,831	-
Real estate, furniture, equipment, and software development-at cost, net of accumulated
depreciation and amortization of $86,651-2004; $79,199 -2003	53,901	53,317
Deferred policy acquisition costs	195,271	172,386
Goodwill	43,230	43,612
Other assets	33,024	33,456

Total assets	$3,869,505	3,438,782
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,567,044	1,400,770
Reserve for loss expenses	213,525	187,043
Unearned premiums	760,331	649,906
Senior convertible notes	115,937	115,937
Notes payable	97,500	121,500
Current federal income tax	-	7,961
Deferred federal income tax	18,433	12,677
Commissions payable	57,582	53,717
Accrued salaries and benefits	61,545	56,942
Other liabilities	143,385	82,545

Total liabilities	3,035,282	2,688,998

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,285,782-2004; 41,567,552-2003	84,572	83,135
Additional paid-in capital	135,413	113,283
Retained earnings	682,860	612,208
Accumulated other comprehensive income	153,040	148,452
Treasury stock - at cost (shares: 14,514,806-2004; 14,284,612-2003)	(205,917)	(197,792)
Unearned stock compensation and notes receivable from stock sales	(15,745)	(9,502)

Total stockholders' equity	834,223	749,784

Total liabilities and stockholders' equity	$3,869,505	3,438,782
	==========	==========

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC	Unaudited,		Unaudited,
Consolidated Statements of Income	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues:
Net premiums written	$356,451	317,513	$1,080,963	947,779
Net (increase) in unearned premiums
and prepaid reinsurance premiums	(19,377)	(27,832)	(102,597)	(114,912)

Net premiums earned	337,074	289,681	978,366	832,867
Net investment income earned	29,146	27,324	87,268	84,103
Net realized gains	1,631	1,029	7,131	8,373
Diversified insurance services revenue	27,648	24,453	78,274	69,272
Other income	688	855	2,405	2,299

Total revenues	396,187	343,342	1,153,444	996,914

Expenses:
Losses incurred	184,587	172,821	533,759	502,546
Loss expenses incurred	40,255	31,363	110,550	90,481
Policy acquisition costs	105,011	91,132	304,680	263,412
Dividends to policyholders	1,186	914	3,239	3,852
Interest expense	3,611	4,145	11,534	13,135
Diversified insurance services expenses	22,886	21,592	67,892	61,865
Other expenses	2,412	2,494	7,996	6,383

Total expenses	359,948	324,461	1,039,650	941,674

Income before federal income tax	36,239	18,881	113,794	55,240

Federal income tax expense (benefit):
Current	6,843	5,970	25,779	13,394
Deferred	1,068	(1,806)	3,285	(657)

Total federal income tax expense	7,911	4,164	29,064	12,737

Net income	$28,328	14,717	$84,730	42,503
	=======	=======	=======	=======

Earnings per share:
Basic net income	$1.05	0.56	$3.17	1.63
	=======	=======	=======	=======

Diluted net income	$0.90	0.53	$2.70	1.54
	=======	=======	=======	=======

Dividends to stockholders	$0.17	0.15	$0.51	0.45

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited,
Consolidated Statements of Stockholders' Equity	Nine months ended
	September 30,
(in thousands, except per share amounts)	2004	2003

Common stock:
Beginning of year	$83,135		81,562
Dividend reinvestment plan
(shares: 27,891-2004; 33,714-2003)	56		67
Convertible subordinated debentures
(shares: 21,323-2004; 16,522 -2003)	43		33
Stock purchase and compensation plans
(shares: 669,016-2004; 595,480-2003)	1,338		1,191

End of period	84,572		82,853

Additional paid-in capital:
Beginning of year	113,283		95,435
Dividend reinvestment plan	944		801
Convertible subordinated debentures	110		86
Stock purchase and compensation plans	21,076		13,219

End of period	135,413		109,541

Retained earnings:
Beginning of year	612,208		562,553
Net income	84,730	84,730	42,503	42,503
Cash dividends to stockholders ($0.51 per share-2004; $0.45 per share-2003)	(14,078)		(12,085)

End of period	682,860		592,971

Accumulated other comprehensive income:
Beginning of year	148,452		115,434
Other comprehensive income, increase
in net unrealized gains on
available-for-sale securities, net of deferred income tax effect of:
$2,470-2004; $11,751 -2003	4,588	4,588	21,824	21,824

End of period	153,040		137,258

Comprehensive income		89,318		64,327
		=======		=======

Treasury stock:
Beginning of year	(197,792)		(195,295)
Acquisition of treasury stock
(shares 230,194-2004; 89,067-2003)	(8,125)		(2,163)

End of period	(205,917)		(197,458)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	(9,502)		(7,587)
Unearned stock compensation	(11,543)		(6,625)
Amortization of deferred compensation expense and
amounts received on notes	5,300		3,748

End of period	(15,745)		(10,464)

Total stockholders' equity	$834,223		714,701
	=======		=======
The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited,
Consolidated Statements of Cash Flows	Nine months ended
	September 30,
(in thousands)	2004	2003

OPERATING ACTIVITIES
Net income	$84,730	42,503

Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	163,840	121,180
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	101,570	116,198
Decrease (increase) in federal income tax recoverable	(5,786)	5,761
Depreciation and amortization	12,045	7,806
Amortization of deferred compensation	5,245	3,693
Gain on sale of real estate	(183)	-
Increase in premiums receivables	(74,001)	(80,044)
Increase in other trade receivables	(1,970)	(1,474)
Increase in deferred policy acquisition costs	(22,885)	(25,611)
Increase (decrease) in interest and dividends due or accrued	(556)	456
Increase in reinsurance recoverable on paid losses and loss expenses	500	628
Net realized gains	(7,131)	(8,373)
Increase in accrued salaries and benefits	4,603	7,636
Increase in accrued insurance expenses	2,176	8,470
Other, net	3,972	8,718

Net adjustments	181,439	165,044

Net cash provided by operating activities	266,169	207,547

INVESTING ACTIVITIES
Purchase of debt securities, available-for-sale	(536,648)	(445,885)
Purchase of equity securities, available-for-sale	(38,165)	(36,379)
Purchase of other investments	(5,969)	(7,366)
Purchase and adjustments of subsidiaries acquired (net of cash equivalents acquired of $4,890 in 2004)	(407)	(804)
Sale of debt securities, available-for-sale	181,313	174,165
Redemption and maturities of debt securities, held-to-maturity	25,027	30,068
Redemption and maturities of debt securities, available-for-sale	150,022	118,142
Sale of equity securities, available-for-sale	33,718	6,834
Proceeds from other investments	6,013	1,066
Net additions to real estate, furniture, equipment and software development	(7,951)	(7,203)

Net cash used in investing activities	(193,047)	(167,362)

FINANCING ACTIVITIES
Dividends to stockholders	(12,603)	(10,851)
Principal payments of notes payable	(24,000)	(24,000)
Acquisition of treasury stock	(8,125)	(2,163)
Net proceeds from stock purchase and compensation plans	8,001	7,419
Proceeds received on notes receivable from stock sales	55	55

Net cash used in financing activities	(36,672)	(29,540)

Net increase in short-term investments and cash	36,450	10,645
Short-term investments and cash at beginning of year	23,055	26,928

Short-term investments and cash at end of period	$59,505	37,573
	======	======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$11,945	13,738
Federal income tax	34,850	6,371
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures	153	117
Equity transactions	2,395	-
Unearned stock compensation	11,543	6,625

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.                      Basis of Presentation
 The interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of Selective Insurance Group, Inc. and its consolidated subsidiaries for the interim periods presented.  References herein to "Selective" or "Company" are to Selective Insurance Group, Inc. and its subsidiaries.  All such adjustments are of a normal recurring nature.  The results of operations for any interim period are not necessarily indicative of results for a full year.  These interim consolidated financial statements cover the third quarters ended September 30, 2004 (Third Quarter 2004) and September 30, 2003 (Third Quarter 2003) as well as the nine-month periods ended September 30, 2004 (Nine Months 2004) and September 30, 2003 (Nine Months 2003).  This document should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.                      Reclassifications
Certain amounts in the Company's prior year interim consolidated financial statements and related footnotes have been reclassified to conform to the 2004 presentation.  Such reclassification had no effect on the Company's net income or stockholders' equity.

3.                      Current and Pending Accounting Pronouncements
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

In March 2004, the Emerging Issues Task Force (EITF or Task Force) of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."   This consensus provides recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically when the investor has the ability and intent to hold an investment until recovery.  When originally issued, this guidance was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB decided to delay the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-01 and to exclude minor impairments from the requirement as well. In addition, the scope of the Task Force's consensus, which was limited to certain debt securities, now includes all types of securities within the scope of EITF 03-01. The disclosure requirements as presently prescribed by EITF 03-01 and SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" remain in effect for public companies until new guidance is issued and becomes effective. Until such guidance is determined, the Company is unable to determine the impact any such guidance would have on its results of operations or financial condition.  The adoption of the proposed accounting literature could cause the Company: (i) to recognize impairment losses in the Consolidated Statements of Income that are not recognized currently; (ii) to recognize impairment losses, especially those due to increases in interest rates, in earlier periods; and (iii) alter its recognition of investment income on impaired securities.  Such an impact will likely increase earnings volatility in future periods.  However, since fluctuations in the fair value for available-for-sale-securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard in any form is not expected to have a significant impact on stockholders' equity. Further information on the Company's investments is provided in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report beginning on page 23.

On October 13, 2004, the FASB concluded that the Proposed Statement 123R, "Share-Based Payment" (FAS 123R), which would require all companies to measure compensation expense on the income statement for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  The Proposed Statement 123R is expected to be finalized either later this year or in early 2005. The pro forma results presented in Note 7 are in accordance with the required disclosures under Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which should provide for a reasonable approximation of the impact the Proposed Statement 123R will have on the Company.

Also on October 13, 2004, the FASB ratified EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."  As of September 30, 2004, the Company accounted for its Senior Convertible Notes in accordance with the FASB Statements of Financial Accounting Standards No. 128 "Earnings per share." Accordingly, the 3.9 million shares issuable upon conversion of the Convertible Notes are included in the diluted earnings per share calculation in the quarter when the contingency is met as well as the following quarter when the  convertible notes are actually convertible.  Therefore, the shares have been included in diluted earnings per share calculation for the Third Quarter 2004 as well as for the Nine Months 2004, but excluded from the calculation for periods prior to January 1, 2004, for which the contingency criteria was not met dating back to date of issuance in September 2002. EITF Issue No. 04-8, which will require that all shares issuable under a convertible security be included in the diluted earnings per share calculation upon issuance of the instrument, is expected to become effective for periods ending after December 15, 2004 and must be applied by restating all periods during which the instrument was outstanding regardless of whether the market price contingency was met or not. The implementation of this guidance is not anticipated to have any impact on our 2004 diluted earnings per share calculation, but it is likely to result in the restatement of our 2003 and 2002 diluted earnings per share calculations.

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

5.                      Concentration of Credit Risk
The Company's concentration of credit risk includes accounts receivable due by clients to its human resource administration outsourcing operations, Selective HR Solutions (SHRS).  By law and/or by contract, SHRS assumes substantial employer rights, responsibilities, and risks related to certain employees of its clients and becomes a co-employer of the client's employees. Earned but unpaid wages related to SHRS's co-employees are recognized as an accrued payroll liability, as well as an account receivable, during the period in which such wages are earned.  Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed.  Accrued co-employer payroll and related service fees were $17.4 million as of September 30, 2004 and $15.5 million as of December 31, 2003.  Certain states limit a co-employer's liability for earned payroll to minimum wage and, accordingly, SHRS's potential liability for accrued co-employer payroll could be reduced.

If a client does not pay its related payroll and service fees prior to the applicable payroll date, SHRS has the right to cancel the co-employer contract or, at its option, require letters of credit or other collateral. SHRS generally has not required such collateral.  As of September 30, 2004, the maximum exposure to any one account for earned payroll was approximately $0.6 million.  If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, SHRS's accounts receivable balances could grow and SHRS could be required to provide for allowances, which would decrease net income in the period that such determination was made.

The Company's Insurance Operations and SHRS segments are subject to geographic concentration.  Approximately 37% of net premiums written are related to insurance policies written in New Jersey, while 39% of HR outsourcing co-employer service fees are related to business in Florida.  Substantially all of the Company's remaining revenues come from the states of Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, North Carolina, Ohio Pennsylvania, Rhode Island, South Carolina, Virginia, and Wisconsin, Consequently, changes to economic or regulatory conditions in these states could adversely affect the Company.

For a discussion regarding reinsurance recoverables and related concentration of credit risk see Note 6, "Reinsurance" to the September 30, 2004 unaudited interim consolidated financial statements.

6.                      Reinsurance
The Company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions.  Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten.  Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks.  The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept.  The reinsurance recoverable from American Re-Insurance Company represents 8% and 7% of the Company's uncollateralized consolidated reinsurance recoverables as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, collateral in the amount of $37.7 million is held in a trust fund for the benefit of the Company related to the reinsurance contracts with American Re-Insurance Company.  In addition, just over 60% of the Company's uncollateralized net reinsurance recoverable balances are ceded to two state or federally sponsored pools (New Jersey Unsatisfied Claims Judgment Fund and the National Flood Insurance Program).

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  On an ongoing basis, the Company reviews amounts outstanding, length of collection period, changes in reinsurance credit standing and other relevant factors to determine collectibility of reinsurance recoverables. During the Third Quarter 2004, there were rating downgrades and substantial reserve developments within the reinsurance industry that could affect our ability to collect under certain reinsurance contracts.  As a result, we increased our loss reserves by $2.5 million and exercised the special termination provision, which is effective in October 2004, on two of our reinsurance contracts due to rating agency downgrades of specific reinsurers that could adversely affect our ability to collect under certain reinsurance contracts.  We eliminated one carrier and added two highly rated carriers to our Property Catastrophe Excess of Loss and Terrorism Aggregate Excess of Loss treaties. We believe these actions will enhance and strengthen our reinsurance program.

The following table is a listing of direct, assumed and ceded amounts by income statement caption:

	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Premiums written:
Direct	$377,562	345,274	$1,159,702	1,036,897
Assumed	19,448	13,469	32,789	24,313
Ceded	(40,559)	(41,230)	(111,528)	(113,431)

Net	$356,451	317,513	$1,080,963	947,779
	=======	=======	=======	=======
Premiums earned:
Direct	$361,670	317,951	$1,056,050	919,591
Assumed	9,440	7,374	26,016	18,865
Ceded	(34,036)	(35,644)	(103,700)	(105,589)

Net	$337,074	289,681	$978,366	832,867
	=======	=======	=======	=======
Losses and loss expenses incurred:
Direct	$259,563	236,125	$703,662	640,051
Assumed	8,398	6,022	22,654	15,949
Ceded	(43,119)	(37,963)	(82,007)	(62,973)

Net	$224,842	204,184	$644,309	593,027
	=======	=======	=======	======

Flood business, which we cede 100% to the National Flood Insurance Program, is included in the above amounts as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Ceded premiums written	$(22,816)	(19,302)	$(59,972)	(50,177)
Ceded premiums earned	(18,062)	(15,240)	(51,906)	(43,051)
Ceded losses and loss expenses incurred	(32,442)	(27,416)	(43,234)	(31,044)

Assumed written and earned premiums increased primarily due to an increase in mandatory pool assumptions and an increase in writings of voluntary municipal pool business.  Offsetting the increases in our flood business, ceded written and earned premiums decreased primarily as a result of the termination of the New Jersey Unsatisfied Claims Judgment Fund (UCJF). The New Jersey UCJF was a mandatory reinsurance program, which provided for personal injury protection (PIP) coverage for New Jersey auto policies.  The UCJF assumed unlimited New Jersey PIP losses in excess of $75,000 up to $250,000 per person/ per occurrence from January 1, 1991 through December 31, 2003.  Effective January 1, 2004 the program was terminated for all new policies with carriers being responsible for 100% of the coverage, which remains capped at $250,000. A final adjustment to the prior treaty year UCJF premium resulted in a return of premium previously ceded of $2.4 million recorded by the Company in this quarter.

Increases in assumed losses were influenced primarily by increases in losses assumed from mandatory pools.  The increases in these assumptions are related to the Company's increased participations in the mandatory pools and general growth of the National Council on Compensation Insurance (NCCI) pool. Increases in ceded incurred losses were primarily attributable to increases in business ceded to the National Flood Insurance program and increased losses ceded to the casualty treaties.

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

	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$28,328	14,717	84,730	42,503
Add: Stock-based employee compensation reported in net
income, net of related tax effect	971	1,078	3,409	2,400
Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of related tax effects	(1,125)	(771)	(4,214)	(3,136)

Pro forma net income	$28,174	15,024	83,925	41,767
	======	======	======	======
Net income per share:
Basic - as reported	$1.05	0.56	3.17	1.63
Basic - pro forma	1.05	0.57	3.14	1.60
Diluted - as reported	0.90	0.53	2.70	1.54
Diluted - pro forma	0.89	0.54	2.67	1.52

8.             Senior Convertible Notes
 In 2002, the Company issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Senior Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. The carrying value of these notes was $115.9 million at September 30, 2004 and December 31, 2003.  The Senior Convertible Notes are convertible at the option of the holders, if the conditions for conversion are satisfied, into 12.9783 shares of the Company's common stock per $1,000 principal amount of notes surrendered at a conversion price of $29.29.  The conditions for conversion are satisfied when the price of the Company's common stock has maintained a 20% premium to the conversion price of  $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of a calendar quarter. As previously reported, the conditions of conversion were met for the quarters ended March 31, 2004 (First Quarter 2004) and June 30, 2004 (Second Quarter 2004), and as such the holders were able to surrender the Senior Convertible Notes for conversion into shares of common stock, or cash at the Company's option, on any business day during the Second and Third quarters 2004, respectively. As of September 30, 2004, no such conversions had occurred.  On October 26, 2004, in accordance with the provisions of the Indenture, the Company's Board of Directors voted to permanently waive the stock price contingency provision.

In accordance with the FASB Statements of Financial Accounting Standards No. 128 "Earnings per share," the 3.9 million shares issuable upon conversion of the Senior Convertible Notes have been included in the diluted earnings per share calculation for Third Quarter and Nine Months 2004.  Additionally, as a result of the actions taken by the Board of Directors the shares issuable upon conversion of the Senior Convertible Notes will continue to be included in the diluted earnings per share calculation until the Senior Convertible Notes reach maturity or are otherwise extinguished.

On October 13, 2004, the FASB ratified EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."  EITF 04-8 will require that convertible shares be included in the diluted earnings per share calculation upon issuance of the instrument. This guidance is expected to become effective for periods ending after December 15, 2004 and must be applied by restating all periods during which the instrument was outstanding regardless of whether the market price contingency was met or not. The implementation of this guidance is not anticipated to have any impact on our 2004 diluted earnings per share calculation, but it is likely to result in the restatement of our 2003 and 2002 diluted earnings per share calculations.

The Senior Convertible Notes are redeemable by the Company in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, on such Senior Convertible Notes to the applicable redemption date. The holders of the Senior Convertible Notes may require the Company to purchase all or a portion of their Senior Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. The Company may pay the purchase price in cash or shares of Company common stock or in a combination of cash and shares of Company common stock at the Company's option.

9.             Stockholders' Equity
On November 4, 2003, the Board of Directors authorized a 2.5 million-share common stock repurchase program scheduled to expire on November 30, 2005. The Company acquired approximately 141,000 shares for $4.9 million under that program during the Third Quarter and Nine Months 2004 leaving a remaining authorization of 2.4 million shares.

10.          Segment Information
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

These businesses fit into our business model in one of two ways: complementary (they share a common marketing or distribution system) or vertically (one company uses the other's products or services in its own product or supply output).  The flood and HR administration outsourcing products are sold through our independent agent distribution channel, while our managed care businesses provide a service used by our insurance claims operation, as well as by other insurance carriers. The segment results are determined taking into account the net revenues generated in each of the businesses, less the costs of operations.

Selective and its subsidiaries provide services to each other in the normal course of business.  These transactions totaled $7.8 million for Third Quarter 2004 and $21.3 million for Nine Months 2004, compared with $7.0 million for Third Quarter 2003 and $20.1 million for Nine Months 2003.  These transactions were eliminated in all consolidated statements.

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

The following summaries present revenues (net investment income and net realized gains or losses in the case of the Investments segment) and pre-tax income (loss) for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Insurance Operations:
Commercial automobile net premiums earned	$78,456	65,258	$225,323	186,987
Workers' compensation net premiums earned	67,003	55,181	195,872	162,293
General liability net premiums earned	79,125	66,579	227,648	188,898
Commercial property net premiums earned	38,970	34,048	113,139	94,584
Business owners' policy net premiums earned	12,534	11,318	37,249	32,223
Bonds net premiums earned	3,331	2,950	9,549	9,252
Other net premiums earned	233	230	681	674

Total commercial lines net premiums earned	279,652	235,564	809,461	674,911

Personal automobile net premiums earned	47,076	44,608	138,926	130,771
Homeowners' net premiums earned	8,700	8,025	25,468	23,059
Other net premiums earned	1,646	1,484	4,511	4,126

Total personal lines net premiums earned	57,422	54,117	168,905	157,956

Miscellaneous income	674	838	2,163	2,177

Total insurance operations revenues	337,748	290,519	980,529	835,044

Investments:
Net investment income	29,146	27,324	87,268	84,103
Net realized gain on investments	1,631	1,029	7,131	8,373

Total investment revenues	30,777	28,353	94,399	92,476

Diversified Insurance Services:
Human resource administration outsourcing	13,448	11,137	39,809	32,453
Flood insurance	8,992	7,386	21,952	17,917
Managed care	4,536	5,375	14,613	17,412
Other	672	555	1,900	1,490

Total diversified insurance services revenues	27,648	24,453	78,274	69,272

Total all segments	396,173	343,325	1,153,202	996,792

Other income	14	17	242	122

Total revenues	$396,187	343,342	$1,153,444	996,914
	======	======	=======	======

	Unaudited,		Unaudited,
Income (loss), before federal income tax by segment	Quarter ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Insurance Operations:
Commercial lines underwriting	$6,365	70	$27,414	(15,394)
Personal lines underwriting	(77)	(6,350)	(267)	(11,392)

Underwriting gain (loss), before federal income tax	6,288	(6,280)	27,147	(26,786)
Investments:
Net investment income	29,146	27, 324	87,268	84,103
Net realized gain on investments	1,631	1,029	7,131	8,373

Total investment income, before federal income tax	30,777	28,353	94,399	92,476
Diversified Insurance Services:
Income before federal income tax	4,762	2,861	10,382	7,407

Total all segments	41,827	24,934	131,928	73,097

Interest expense	(3,611)	(4,145)	(11,534)	(13,135)
General corporate expenses	(1,977)	(1,908)	(6,600)	(4,722)

Income before federal income tax	$36,239	18,881	$113,794	55,240
	======	======	======	======

11.                    Retirement Plans
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

Retirement Income Plan	Postretirement Plan
Unaudited,	Unaudited,
Quarter ended September 30,	Quarter ended September 30,

($ in thousands)	2004	2003	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$1,660	1,174	87	66
Interest cost	1,875	1,644	92	95
Expected return on plan assets	(1,672)	(1,281)	-	-
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	53	63	(8)	(8)
Amortization of unrecognized net (gain) loss	359	287	-	-

Net periodic cost	$2,275	1,887	171	153
	=======	=======	=======	=======
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.25%	6.75	6.25	6.75
Expected return on plan assets	8.25%	8.25	-	-
Rate of compensation increase	5.00%	5.00	5.00	5.00

Retirement Income Plan	Postretirement Plan
Unaudited,	Unaudited,
Nine months ended	Nine months ended
September 30,	September 30,

($ in thousands)	2004	2003	2004	2003

Components of Net Periodic Benefit Cost:
Service cost	$4,464	3,780	253	210
Interest cost	5,491	4,892	284	297
Expected return on plan assets	(5,016)	(3,779)	-	-
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	159	187	(24)	(24)
Amortization of unrecognized net (gain) loss	931	825	-	-

Net periodic cost	$6,029	5,905	513	483
	=======	=======	=======	=======
Weighted-Average Expense Assumptions for the years
ended December 31:
Discount rate	6.25%	6.75	6.25	6.75
Expected return on plan assets	8.25%	8.25	-	-
Rate of compensation increase	5.00%	5.00	5.00	5.00

12.                   Federal Income Tax

During Third Quarter 2004, the Company received a favorable ruling from the Internal Revenue Service (IRS) regarding our ability to take interest deductions on debt at the holding company, while also holding municipal bonds at the insurance subsidiary level.  This favorable ruling allowed us to reverse our previously accrued $2.3 million in tax expense, which was slightly offset by an increase in tax expense in Third Quarter 2004 for $0.5 million for potential tax exposure items.  The result of this activity was that the effective tax rate remained flat for Third Quarter 2004 compared to the same period a year ago even though the Company experienced marked improvement in its underwriting results.  Although the IRS ruling in the Third Quarter 2004 also favorably impacted the effective tax rate for the Nine Months 2004, the improved underwriting results for the year more than offset this favorable impact as they resulted in an increase in the effective tax rate for Nine Months 2004 compared to the same period a year ago.

13.                   Commitments and Contingencies
Included in other investments is approximately $39.7 million of investments in limited partnerships as of September 30, 2004, and $35.6 million as of December 31, 2003. At September 30, 2004 the Company has an additional limited partnership investment commitment of up to $39.1 million.  There is no certainty that any additional investment will be required. The Company satisfied $0.9 million of our future commitments in the Third Quarter 2004 and $2.3 million for the Nine Months 2004.

14.                   Litigation
Like other companies in the insurance business, the Company is routinely party to litigation.  The Company does not believe that any pending litigation will have a material adverse effect on its financial condition, results of operations, or liquidity.

Three of the Company's subsidiaries, Consumer Health Network Plus, LLC (CHN), Alta Services, LLC (Alta) and Selective Insurance Company of America (SICA), were named as defendants, together with ten other unrelated parties, in Berlin Medical Associates PA, et al. v. CMI New Jersey Operating Corp., et al, a purported class action filed on May 21, 2003, by several non-hospital health care providers in the Superior Court of New Jersey, Law Division - Camden County.

The lawsuit alleges that the defendants breached the terms of their participating provider agreements and/or the terms of New Jersey automobile personal injury protection policies by reducing payments for plaintiffs' services pursuant to provider discount schedules when paying claims and were unjustly enriched.  The complaint does not specify monetary damages.  The defendants, including CHN, Alta, and SICA, are vigorously defending this lawsuit and, together with the other defendants, filed a motion to dismiss.  After a hearing on the motion, the court ordered the plaintiffs to amend their complaint.  In March 2004, the plaintiffs filed an amended complaint, which no longer named Alta as a defendant.  In May 2004, all remaining defendants, including CHN and SICA, moved to dismiss the amended complaint.  In July, they also filed a motion to dismiss the class action allegations.  The court has scheduled argument on both such motions in January 2005.

Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  CHN and SICA will continue to vigorously defend the case.  At this time, however, the Company believes that, should the case ultimately be decided unfavorably, it would not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

One of the Company's insurance subsidiaries, Selective Insurance Company of the Southeast (SISE), is one of nine property and casualty insurance company defendants in Howell et all v. State Farm et al., a purported class action filed on May 18, 2004 in the United States District Court for the District of Maryland, Baltimore Division.  The court has not yet ruled on class certification.  The plaintiffs hold Standard Flood Insurance Policies (SFIP) issued by the defendant insurers, who are participants in the Write Your Own (WYO) Program of the Federal Insurance Administration's (FIA) National Flood Insurance Program (NFIP).  The FIA is an agency within the Federal Emergency Management Administration (FEMA).  All claims under SFIPs are 100% reinsured by FEMA.

The suit alleges that the insurers underpaid flood claims arising from Hurricane Isabel in breach of their contractual obligations, fiduciary duties, and the implied covenant of good faith and fair dealing and seeks damages.  The complaint does not specify monetary damages.  The insurers, including SISE, have denied the allegations, noting that they adjusted the claims as fiduciary agents of the U.S. Government in accordance with specific federal guidelines.  The insurers also have filed a motion to dismiss certain of the claims, which the court has not yet decided.

Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  FEMA's Office of the General Counsel, however, has advised the defendant carriers that, in its opinion, the claims were adjusted in accordance with the law and that FEMA will indemnify and reimburse the defense costs of the defendant insurers, including SISE.  Consequently, the Company believes that its exposure in the case is minimal.

FORWARD-LOOKING STATEMENTS
 In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in Selective's future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under "Business Risks" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Selective's Annual Report on Form 10-K for 2003 ("Annual Report"). Those portions of the Annual Report are incorporated by reference into this report.  Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company is primarily engaged in writing property and casualty insurance. The Company has classified its businesses into three segments, which is at the same level of disaggregation as that reviewed by senior management: Insurance Operations (commercial lines underwriting, personal lines underwriting), Investments, and Diversified Insurance Services (flood insurance, human resource administration outsourcing and managed care). Insurance Operations are evaluated based on underwriting results determined in accordance with Generally Accepted Accounting Principles (GAAP); Investments are evaluated based on after-tax investment returns; and the Diversified Insurance Services are evaluated based on several measures including, but not limited to, results of operations determined in accordance with GAAP. For an additional description of our critical accounting policies and estimates, refer to Item 8. "Financial Statements and Supplementary Data," Note 2 to our consolidated financial statements of our Annual Report on Form 10-K for the year-ended December 31, 2003 and the discussion beginning on page 31 of this report on Form 10-Q.  See Note 10 to the September 30, 2004 unaudited interim consolidated financial statements on pages 11 through 13 of this report on Form 10-Q for revenues and related income before federal income tax for each individual segment discussed below.

The following discussion relates to our results of operations, financial condition, liquidity and capital resources, off-balance sheet arrangements, contractual obligations and contingent liabilities and commitments and critical accounting policies for the interim periods indicated.

Results of Operations
The following discussion is a comparison of the third quarter ended September 30, 2004 (Third Quarter 2004) and the nine-month period ended September 30, 2004 (Nine Months 2004) to the third quarter ended September 30, 2003 (Third Quarter 2003) and the nine-month period ended September 30, 2003 (Nine Months 2003), respectively.

Our net income increased 92% to $28.3 million, or $0.90 per diluted share, for Third Quarter 2004, compared to $14.7 million, or $0.53 per diluted share, for Third Quarter 2003. For the Nine Months 2004, our net income increased 99% to $84.7 million, or $2.70 per diluted share, compared to $42.5 million, or $1.54 per diluted share, for Nine Months 2003. Included in net income are net realized capital gains, after-tax, of $1.1 million for Third Quarter 2004 and $4.6 million for Nine Months 2004, compared to $0.7 million for Third Quarter 2003 and $5.4 million for Nine Months 2003. These results increased our annualized return on average equity (annualized net income divided by average equity) as of the Nine Months 2004 to 14.3%, which substantially exceeded our 9.5% return on average equity for the full year of 2003.

Insurance Operations

All Lines	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$356,451	317,513	1,080,963	947,779
	======	======	======	======
Net premiums earned	$337,074	289,681	978,366	832,867
Less:
Losses and loss expenses incurred	224,842	204,184	644,309	593,027
Net underwriting expenses incurred	104,758	90,863	303,671	262,774
Dividends to policyholders	1,186	914	3,239	3,852

Underwriting profit (loss)	$6,288	(6,280)	27,147	(26,786)

GAAP Ratios:
Loss and loss expense ratio	66.7%	70.5	65.9%	71.2
Underwriting expense ratio	31.0%	31.4	31.0%	31.5
Dividends to policyholders ratio	0.4%	0.3	0.3%	0.5

Combined ratio	98.1%	102.2	97.2%	103.2
	=======	=======	=======	=======

Net premiums written increased by approximately $38.9 million or 12%, to $356.5 million in Third Quarter 2004 and by $133.2 million, or 14%, to $1.1 billion in Nine Months 2004 when compared to the same periods in 2003. Net premiums earned increased by $47.4 million or 16%, to $337.1 million in Third Quarter 2004 and by $145.5 million, or 17%, to $1.0 billion in Nine Months 2004 when compared to the same periods in 2003. These increases were largely attributable to commercial lines renewal premium  price increases, including exposure, that averaged 9.4% in Third Quarter 2004 and 9.5% in the Nine Months 2004 compared to 12.0% in Third Quarter 2003 and 13.2% in the Nine Months 2003.  As expected, these price increases have decelerated over the nine months of 2004 and we expect this trend to continue over the remainder of the year; however, commercial lines earned price increases outpaced loss trends by 2.8 points for the Third Quarter 2004 and 3.9 points for the Nine Months 2004.  Combined ratios and ultimately net income would be unfavorably impacted if earned price increases cease to outpace loss costs trends in the future. However, underwriting improvements resulting in lower loss ratios could partially offset the unfavorable impact of increased loss trends.

Additional factors contributing to growth in net premiums written were: (i) net new business written of $68.9 million for the Third Quarter 2004 compared with $69.2 million in Third Quarter 2003 and $213.4 million in net new business written in the Nine Months 2004 compared with $206.0 million for Nine Months 2003 and (ii) commercial lines year-on-year retention improvement of 1 point to 81% in Third Quarter 2004 and 3 points to 83% in Nine Months 2004 compared with 80% for Third Quarter 2003 and Nine Months 2003.

The loss and loss expense ratio decreased 3.8 points to 66.7% for Third Quarter 2004 and 5.3 points to 65.9% for Nine Months 2004 when compared with the same periods in 2003. The improvements were primarily due to increased premium rates coupled with underwriting improvements in both our commercial lines and personal lines businesses. Additionally, the loss and loss expense ratio declined due to lower catastrophe losses in the quarter and for the nine months. Weather-related catastrophe losses were  $12.2 million or 3.6 points in Third Quarter 2004 compared with $13.5 million or 4.7 points for Third Quarter 2003. Weather-related catastrophe losses accounted for $19.5 million in incurred losses and added 2.0 points to the loss and loss expense ratio for the Nine Months 2004, compared with $25.3 million and 3.0 points for Nine Months 2003.

The underwriting expense ratio decreased 0.4 points to 31.0% for Third Quarter 2004 and 0.5 points to 31.0% for Nine Months 2004 compared with the same periods last year.  Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, increased approximately 18% to $781,000 compared to $662,000 for the same period a year ago. Contributing to the productivity gains are our strategic initiatives that are designed to either reduce costs and/or increase business, which include: (i) streamlined processing for small commercial lines accounts (One & Done) and (ii) web-based commercial lines and personal lines automated systems. These technology enhancements allow agents to initiate and self-service a portion of our business from their offices. At the end of the Third Quarter 2004, agents were processing approximately 50% of all endorsements through our commercial lines system, while underwriting templates automatically renewed over 30% of commercial lines policies. Additionally, agents are issuing 76% of new automobile policies directly on-line in the personal lines underwriting system.

The combined ratio decreased 4.1 points to 98.1% for Third Quarter 2004 and 6.0 points to 97.2% for Nine Months 2004 compared with the same periods last year.  The decrease in the combined ratio is attributable to the decreases in the loss and loss expense ratio and the underwriting expense ratio discussed above.

Commercial Lines Results

	Unaudited,		Unaudited,
Commercial Lines	Quarter ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$297,469	261,397	$908,298	780,821
	=======	=======	=======	=======
Net premiums earned	$279,652	235,564	$809,461	674,911
Less:
Losses and loss expenses incurred	182,957	160,688	520,476	472,270
Net underwriting expenses incurred	89,144	73,892	258,332	214,183
Dividends to policyholders	1,186	914	3,239	3,852

Underwriting profit (loss)	$6,365	70	$27,414	(15,394)

GAAP Ratios:
Loss and loss expense ratio	65.4%	68.2	64.3%	70.0
Underwriting expense ratio	31.9%	31.4	31.9%	31.7
Dividends to policyholders ratio	0.4%	0.4	0.4%	0.6

Combined ratio	97.7%	100.0	96.6%	102.3
	=======	=======	=======	=======

Commercial Lines underwriting accounted for approximately 84% of net premiums written in Nine Months 2004 compared to 82% in Nine Months 2003. Net premiums written increased $36.1 million, or 14%, to $297.5 million for Third Quarter 2004 and $127.5 million, or 16%, to $908.3 million for Nine Months 2004 compared with the same periods in 2003.  Net premiums earned increased by approximately $44.1 million or 19%, to $279.7 million in Third Quarter 2004 and by $134.6 million, or 20%, to $809.5 million in Nine Months 2004 when compared to the same periods in 2003. These increases were largely attributable to commercial lines renewal premium price increases, including exposure, that averaged 9.4% in Third Quarter 2004 and 9.5% in the Nine Months 2004 compared to 12.0% in Third Quarter 2003 and 13.2% in the Nine Months 2003.  As expected, these price increases have decelerated over the nine months of 2004 and we expect this trend to continue over the remainder of the year; however, commercial lines earned price increases outpaced loss trends by 2.8 points for the Third Quarter 2004 and 3.9 points for the Nine Months 2004.  Combined ratios and ultimately net income would be unfavorably impacted if earned price increases cease to outpace loss costs trends in the future. However, underwriting improvements resulting in lower loss ratios could partially offset the unfavorable impact of increased loss trends.

Additional factors contributing to growth in premiums written were: (i) net new business written of $60.1 million for the Third Quarter 2004 compared with $60.2 million in Third Quarter 2003 and $190.1 million in net new business written in the Nine Months 2004 compared with $180.1 million for Nine Months 2003 and (ii) commercial lines year-on-year retention improvement of 1 point to 81% in Third Quarter 2004 and 3 points to 83% in Nine Months 2004 compared with 80% for Third Quarter 2003 and Nine Months 2003.

The Commercial Lines loss and loss expense ratio decreased 2.8 points to 65.4% for Third Quarter 2004 and 5.7 points to 64.3% for Nine Months 2004 when compared with the same periods in 2003. This improvement reflects fewer large losses that amounted to $3.3 million during the quarter compared to $7.7 million for the same period a year ago in our property line of business as well as the success of our long-term strategy that incorporates higher pricing, continued underwriting enhancements, and heightened loss control efforts - all of which led to a better overall mix of business. The Third Quarter 2004 loss and loss expense ratio included an impact of 3.9 points or $11.1 million of weather-related catastrophe losses compared with 3.7 points in Third Quarter 2003. The Nine Months 2004 loss and loss expense ratio included an impact of 2.1 points or $17.2 million as the result of weather-related catastrophes compared with an impact of 2.8 points or $18.7 million for Nine Months 2003. Partially offsetting improvements in the Commercial Lines loss and loss expense ratio was an increase to our loss reserves of $2.5 million adding 0.9 points to the ratio for Third Quarter 2004 and 0.3 points for Nine Months 2004.  This was due to rating agency downgrades of specific reinsurers, which could adversely affect our ability to collect under reinsurance contracts.

The Commercial Lines underwriting expense ratio increased by 0.5 points to 31.9% for Third Quarter 2004 and 0.2 points to 31.9% for the Nine Months 2004 compared to the same period a year ago. Improvements in productivity were more than offset by increases in profit-based compensation for agents and employees of 2.4 points for Third Quarter 2004 and 0.8 points for Nine Months 2004 compared with the same periods a year ago.

The Commercial Lines combined ratio decreased 2.3 points, to 97.7%, for Third Quarter 2004 and 5.7 points, to 96.6%, for Nine Months 2004 when compared to a combined ratio of 100.0% in Third Quarter 2003 and 102.3% for Nine Months 2003. These favorable results were driven primarily by improvements in the loss and loss expense ratio as discussed above.

                          Commercial Automobile Business
Commercial automobile, which accounted for 28% of commercial lines statutory net premiums earned in Third Quarter 2004 and Nine Months 2004 compared to 28% in Third Quarter and Nine Months 2003 registered another strong quarter, with a statutory loss and loss expense ratio that improved 11.4 points to 52.1% in Third Quarter 2004 and 7.9 points to 55.4% for Nine Months 2004 compared to 63.5% in Third Quarter 2003 and 63.3% for Nine Months 2003. This line has been favorably impacted by price increases, stricter underwriting standards, and the removal of certain classes of business that we determined to be unprofitable.

                          Workers' Compensation Business
Our workers' compensation business accounted for 24% of commercial lines statutory net premiums earned in Third Quarter and Nine Months 2004 compared to 23% in Third Quarter 2003 and 24% in Nine Months 2003.  Our workers' compensation business posted a statutory loss and loss expense ratio of 85.1% for Third Quarter 2004 and 83.4% for Nine Months 2004, compared with 82.5% for Third Quarter 2003 and 84.9% for Nine Months 2003. Rating agency downgrades of certain reinsurers caused us to reevaluate our ability to collect under certain reinsurance contracts, which resulted in an increase to our loss reserves of $1.3 million to this line of business adding 1.9 points to the statutory loss and loss expense ratio for the Third Quarter 2004 and 0.7 points for the Nine Months 2004.  This line of business also continues to be impacted by unfavorable external factors, including: a regulatory climate that makes it difficult to obtain rate increases in some states; rising medical costs; increasing indemnity benefits; and a decreasing number of workers' compensation-only providers who can provide our agents with alternative markets for this line of business.  Although results for this line of business are not at an acceptable level, the Company continues to maintain an underwriting position for the workers' compensation business that focuses on low-to-medium hazard business.  In addition, our underwriting measures also include requiring job site inspections and increasing the number of our trained loss control representatives from 61 as of Third Quarter 2003 to 65 as of Third Quarter 2004.  Our workers' compensation pricing has increased by 40% since 2000 through a combination of rate increases, credit and dividend reductions, and moving business to higher-priced tiers. However, the rate increases that we have been able to get approved have just kept pace with loss trends.  Since 2000, commercial lines policy counts have risen almost 13% while workers' compensation policy counts have risen  less than 1%.  Given the Company's broad desire for business, it is essential that we write this business, where appropriate, to meet the overall account needs of agents and their clients.  However, when it is appropriate, we encourage our agents to place this line elsewhere.  Currently, less than 5% of the business is unsupported by another commercial line. Our underwriting and pricing actions are ongoing, including a focus on low-to-medium hazard business, limiting growth in policy counts, and a forecasted 11.6% overall price increase in 2004.

                          General Liability Business
Our general liability business, which accounted for 28% of commercial lines statutory net premiums earned in Third Quarter and Nine Months 2004 and 28% in Third Quarter and Nine Months 2003, posted a statutory loss and loss expense ratio of 68.5% for Third Quarter 2004 and 64.2% for Nine Months 2004, compared to 65.3% for Third Quarter 2003 and 66.8% for Nine Months 2003. Rating agency downgrades of certain reinsurers caused us to reevaluate our ability to collect under certain reinsurance contracts, which resulted in an increase to our loss reserves of $1.2 million to this line of business adding 1.5 points to the statutory loss and loss expense ratio for the Third Quarter 2004 and 0.5 points for the Nine Months 2004. Our favorable performance in this line through the Nine Months 2004 reflects our long-term improvement strategy that incorporates higher pricing, heightened loss control efforts and continued underwriting enhancements, which includes contractual underwriting procedures.

                          Commercial Property Business
Our commercial property business, which accounted for 14% of commercial lines statutory net premiums earned in Third Quarter and Nine Months 2004 as well as Third Quarter and Nine Months 2003, posted a statutory loss and loss expense ratio of 50.8% for Third Quarter 2004 and 48.4% for Nine Months 2004, compared with 61.5% for Third Quarter 2003 and 64.4% for Nine Months 2003. The Third Quarter 2004 loss and loss expense ratio included 26.2 points or $10.2 million of weather-related catastrophe losses compared with 19.6 points or $6.7 million in Third Quarter 2003. The Nine Months 2004 loss and loss expense ratio included 13.0 points or $14.7 million as the result of weather-related catastrophes compared with 16.3 points or $15.4 million for Nine Months 2003.  Improvements in the Third Quarter 2004 were largely due to substantially lower frequency and severity of claims when compared to the same period a year ago.  Additionally, we continue to implement ongoing pricing and underwriting actions to improve results in this line of business, which include: better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

Personal Lines Results

	Unaudited,		Unaudited,
Personal Lines	Quarter ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003

GAAP Insurance Operations Results:
Net premiums written	$58,982	56,116	$172,665	166,958
	=======	=======	=======	=======
Net premiums earned	$57,422	54,117	$168,905	157,956
Less:
Losses and loss expenses incurred	41,885	43,496	123,833	120,757
Net underwriting expenses incurred	15,614	16,971	45,339	48,591

Underwriting profit (loss)	$(77)	(6,350)	$(267)	(11,392)

GAAP Ratios:
Loss and loss expense ratio	72.9%	80.4	73.3%	76.4
Underwriting expense ratio	27.2%	31.3	26.8%	30.8

Combined ratio	100.1%	111.7	100.1%	107.2
	=======	=======	=======	=======

Personal Lines underwriting accounted for approximately 16% of net premiums written for Nine Months 2004 compared to 18% for Nine Months 2003. Personal Lines Underwriting net premiums written increased $2.9 million, or 5%, to $59.0 million for Third Quarter 2004 and $5.7 million, or 3%, to $172.7 million for Nine Months 2004 when compared to the same periods in 2003.  The principal factors contributing to this growth were: (i) personal lines renewal premium price increases averaging 5.6% in Third Quarter 2004 and 5.4% in the Nine Months 2004 compared to 4.7% in Third Quarter 2003 and 4.6% in the Nine Months 2003 and (ii) net new business written of $8.8 million in Third Quarter 2004 compared to $8.9 million in Third Quarter 2003.  Net new business written in Nine Months 2004 was $23.3 million compared with $25.8 million written in Nine Months 2003.

The Personal Lines loss and loss expense ratio decreased 7.5 points, to 72.9%, for Third Quarter 2004 and 3.1 points, to 73.3%, for Nine Months 2004 when compared to the same periods in 2003. The Third Quarter 2004 included 2.0 points of weather-related catastrophe losses compared with 9.0 points in Third Quarter 2003, while the Nine Months 2004 included 1.4 points of weather-related catastrophes compared with 4.2 points for the Nine Months 2003. Additionally, we added $2.0 million to our homeowners' reserves, which partially offset the improvements in the Personal Lines loss and loss expense ratio for the Third Quarter 2004 and Nine Months 2004.  This action resulted from unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections.  Overall claim severity has been low, with average claim payments of $22,000, and there has been almost no similar claim activity in our other operating states.  To address this issue, we began restricting writings of policies with coverage for underground heating oil storage tanks, company-wide, more than 18 months ago, and are reviewing possible coverage changes for existing business.  Further improvements in the Personal Lines loss and loss expense ratio were attributable to price increases. During Third Quarter 2004, we implemented a new rate filing that allows us to use credit scoring for New Jersey auto business, as well as tier changes, which reduce rates by an average of approximately 2.5%.  These enhancements will lead to greater savings for our best risks, while improving the overall book of business.

The Personal Lines underwriting expense ratio showed improvement of 4.1 points, to 27.2%, for Third Quarter 2004 and 4.0 points, to 26.8%, for the Nine Months 2004 compared to the same periods a year ago. These improvements are attributable to increased pricing and a change in deferred acquisition cost amortization estimates, which were revised last year to better match acquisition expenses and earned premiums.

The Personal Lines Underwriting combined ratio decreased 11.6 points, to 100.1%, for Third Quarter 2004 and 7.1 points, to 100.1%, for Nine Months 2004 compared with the same periods last year. The decrease in the combined ratio was primarily attributable to the decreases in the loss and loss expense ratio as well as the underwriting expense ratio discussed above.

                          Personal Automobile Business
Our personal automobile line of business represented 82% of our personal lines statutory net premiums earned for Third Quarter 2004 and Nine Months 2004, compared with 82% for Third Quarter 2003 and 83% for Nine Months 2003. New Jersey accounted for 75% of our overall personal automobile net premiums written for Third Quarter 2004 and 74% for Nine Months 2004 compared to 72% for Third Quarter 2003, and 73% for Nine Months 2003.The personal automobile statutory loss and loss expense ratio decreased 4.2 points to 69.0% for Third Quarter 2004 and 3.7 points to 70.3% for Nine Months 2004 when compared with the same periods in 2003. This improvement reflects continued progress in our New Jersey personal automobile business resulting from significant actions taken over the last four years, including aggressive pricing initiatives; a redesign of our rating tiers; and an improving political and regulatory climate.   Most recently, to remain competitive for the best risks, we have implemented a new rate filing that allows us to use credit scoring for New Jersey auto business, as well as tier changes to reduce rates by an average of approximately 2.5%. These enhancements will lead to greater savings for our best risks.  Additionally, further improvements in our loss costs can also be attributed to benefits derived as a result of the verbal tort threshold, which has reduced the number and severity of litigated claims, as modified by the New Jersey Automobile Insurance Cost Reduction Act (AICRA).

                          Homeowners Business
Our homeowners line of business, which accounted for 15% of personal lines statutory net premiums earned for Third Quarter 2004 and Nine Months 2004, compared with 15% for Third Quarter 2003 and Nine Months 2003,had a statutory loss and loss expense ratio of 101.6% for Third Quarter 2004 and 86.4% for the Nine Months 2004 compared to 127.6% for Third Quarter 2003 and 97.1% for the Nine Months 2003.Weather-related catastrophes added 10.3 points in the Third Quarter 2004 and 8.1 points for the Nine Months 2004 compared to 54.7 points in the Third Quarter 2003 and 26.1 points for the Nine Months 2003.  In addition, we added $2.0 million to our homeowners' reserves.  This action resulted from unfavorable trends in claims related to groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey, which added 23.0 points to the statutory loss and loss expense ratio for Third Quarter 2004 and 7.9 points for Nine Months 2004. Increased frequency of claims was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections.  Overall claim severity has been low, with average claim payments of $22,000, and there has been almost no similar claim activity in our other operating states.  We began restricting writings of policies with coverage for underground heating oil storage tanks, company-wide, more than 18 months ago, and are reviewing possible coverage changes for existing business. Further improvements in this line have been driven by the results of the plan initiated three years ago, which included: (i) double-digit rate increases in six states; (ii) expanding the use of credit history to apply discounts and surcharges for new and renewal business; (iii) continuing the rollout of higher wind and hail deductibles in coastal and selected inland territories; and (iv) expanding the account credit, where appropriate, to encourage agents to write entire accounts.

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

Our Casualty Excess of Loss treaty provides per occurrence coverage of $48.0 million in excess of $2.0 million retention of any casualty loss.  Selective retains 50%, or $1.5 million, of the first $3.0 million excess of $2.0 million layer.  Our co-participation in this layer was 25% in the prior year.  The casualty treaty distinguishes between certified (Terrorism Risk Insurance Act of 2002 (TRIA) events or foreign acts) and non-certified (all other or domestic) terrorism losses. Non-certified terrorism losses are treated like any other losses.  The annual aggregate limit for certified terrorism losses is capped at two times each layer's occurrence limit, or $96.0 million.  Consistent with the 2003 treaty: nuclear, biological and chemical losses are excluded from the casualty excess of loss treaty; however, our Terrorism Excess of Loss treaty covers these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this treaty.

Our Property Excess of Loss treaty provides coverage on each property risk of $18 million in excess of $2.0 million retention.  Under the 2004 treaty, the Company cedes 100% of $18.0 million per risk in excess of the $2.0 million retention.  This is a change from the prior year treaty where the Company retained 25% of the $5.0 million excess of the $5.0 million second layer for a total coverage of $16.7 million per risk in excess of the $2.0 million retention.  As with the casualty treaty, the property treaty distinguishes between certified (TRIA) and non-certified terrorism losses. The treaty provides annual aggregate certified terrorism limits for all risks of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer.  The provision in last year's treaty that limited coverage for TRIA losses for all risks up to $75.0 million in total insured value per location was eliminated with the July 1, 2004 renewal.  Claims arising from non-certified terrorist acts are treated like any other losses.  Consistent with the 2003 contract: nuclear, biological and chemical losses are excluded from the Property Excess of Loss treaty; however, our Terrorism Excess of Loss Treaty covers these exposures once our $15.0 million annual aggregate deductible is met. There are no exclusions for mold or cyber risks in this contract.

Effective January 1, 2004 the New Jersey Unsatisfied Claims Judgment Fund (UCJF) was terminated for all new policies with carriers being responsible for 100% of the coverage, which is capped at $250,000. The New Jersey UCJF was a mandatory reinsurance program, which provided for personal injury protection (PIP) coverage for New Jersey auto policies.  The UCJF assumed unlimited New Jersey PIP losses in excess of $75,000 up to $250,000 per person/per occurrence from January 1, 1991 through December 31, 2003.  A final adjustment to the prior treaty year UCJF premium resulted in a return of premium previously ceded of $2.4 million, which was recorded by the Company in the Third Quarter 2004.

Additionally, during Third Quarter 2004, we exercised the special termination provision, which is effective in October 2004, on two of our reinsurance contracts due to rating agency downgrades of specific reinsurers that could adversely affect our ability to collect under certain reinsurance contracts. We eliminated one carrier and added two highly rated carriers to our Property Catastrophe Excess of Loss and Terrorism Aggregate Excess of Loss treaties. We believe these actions will enhance and strengthen our reinsurance program.

Investments
After-tax investment income increased  9% , to $22.0 million, for Third Quarter 2004, up from $20.2 million for Third Quarter 2003.  The increase reflects an increased asset base as our overall investment portfolio reached $2.7 billion at September 30, 2004, compared with $2.4 billion at September 30, 2003.  The increased asset base was driven by improved underwriting results generating $266.2 million of net operating cash flow and an increase in net securities payable of $56.9 million for Nine Months 2004 compared with $207.5 million of net operating cash flow and an increase in net securities payable of $16.3 million for Nine Months 2003.  Also contributing to the increase on a year-to-date basis were our limited partnership investments.  These investments, which are subject to market fluctuations, added $2.7 million, after-tax, to investment income for Nine Months 2004 compared with $1.7 million for Nine Months 2003.  The overall after-tax portfolio yield was 3.4%, compared with 3.7% for the same period last year, reflecting downward pressure from maturing bonds that are being replaced by bonds with lower interest rates.

We continue to maintain a conservative, diversified investment portfolio, with our debt securities representing 85% of invested assets. Approximately 63% of our debt securities portfolio is rated "AAA." Our portfolio has an average rating of "AA," with less than 1% of the portfolio rated below investment grade.

At September 30, 2004 our investment portfolio included non-investment grade securities, all of which were in unrealized gain positions, with an amortized cost of $7.2 million, or less than 1% of the portfolio, and a fair value of $7.3 million.  At December 31, 2003, non-investment grade securities in our investment portfolio represented 1% of the portfolio, with an amortized cost of $25.2 million and a fair value of $27.2 million. The non-investment grade securities in unrealized loss positions represented 5% of our total gross unrealized loss at December 31, 2003.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  The Company did not have a material investment in non-traded securities at September 30, 2004, or at December 31, 2003. The Company also regularly reviews the diversification of the investment portfolio compared with an investment grade corporate index.

The Company regularly reviews its entire investment portfolio for declines in value.  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income.  Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  If our judgment about an individual security changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position of future periods.

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

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

Realized Gains and Losses
 Realized gains and losses are determined on the basis of the amortized cost of specific investments sold or written-down, and are credited or charged to income. Management's decision to sell securities is based on portfolio management considerations, which include security valuations, credit concerns and certain underlying  financial indicators. We also consider sector weightings, tax management, and general economic factors. Decisions to sell securities are made to benefit the overall investment portfolio. We sell securities to enhance portfolio risk/reward and to maximize future investment returns. Liquidity is a consideration when buying or selling securities, but because of the high quality of our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio.

The following table presents the Company's net realized gains (losses) during Third Quarter 2004 and Third Quarter 2003 as well as Nine Months 2004 and Nine Months 2003:

	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
(in millions)	2004	2003	2004	2003

Held-to-maturity debt securities
Gains	$0.1	-	0.2	-
Losses	-	-	-	-

Available-for-sale debt securities
Gains	1.0	0.9	4.3	7.6
Losses	(0.4)	(1.8)	(4.9)	(1.8)

Available-for-sale equity securities
Gains	1.8	2.0	9.2	2.7
Losses	(0.9)	(0.1)	(1.7)	(0.1)

Total net realized gains	1.6	1.0	7.1	8.4
Income tax expense	0.5	0.3	2.5	3.0

Net realized gains, net of income tax	1.1	0.7	4.6	5.4
	=======	=======	=======	=======

Realized losses include impairment charges from investment write-downs for other than temporary declines, if any, in the period such determination is made.  There were no impairment charges recorded during Third Quarter 2004, compared with $1.2 million during Third Quarter 2003, nor were there any for Nine Months 2004, compared with $1.2 million for Nine Months 2003. The following tables present the period of time that securities, sold at a loss during these periods, were continuously in an unrealized loss position prior to sale:

	Unaudited,	Unaudited,
Period of time in an unrealized loss position	Quarter ended	Quarter ended
	September 30,	September 30,
(in millions)	2004	2003

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Debt securities:
0 - 6 months	$5.0	0.1	17.5	0.3
7 - 12 months	17.5	0.2	-	-
Greater than 12 months	-	-	-	-

Total debt securities	22.5	0.3	17.5	0.3

Equities:
0 - 6 months	3.2	1.0	1.0	0.1
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-

Total equities	3.2	1.0	1.0	0.1

Total	$25.7	1.3	18.5	0.4
	=======	=======	=======	=======

	Unaudited,	Unaudited,
Period of time in an unrealized loss position	Nine months ended	Nine months ended
	September 30,	September 30,
(in millions)	2004	2003

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Debt securities:
0 - 6 months	$104.7	4.6	22.5	0.3
7 - 12 months	17.5	0.2	-	-
Greater than 12 months	-	-	-	-

Total debt securities	122.2	4.8
			22.5	0.3
Equities:
0 - 6 months	10.0	1.6	1.0	0.1
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-

Total equities	10.0	1.6	1.0	0.1

Total	$132.2	6.4	23.5	0.4
	=======	=======	=======	=======

These securities were sold despite the fact that they were in a loss position due to a tax management shift from taxable to tax-advantaged securities, which included offsetting some of our realized capital gains, heightened credit risk of the individual security sold, or the need to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions.

Unrealized losses
The following table summarizes, for all available-for-sale securities in an unrealized loss position at September 30, 2004 and December 31, 2003, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

Period of time in unrealized loss position	Unaudited	Unaudited
(in millions)	September 30, 2004	December 31, 2003

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Debt securities:
0 - 6 months	$229.1	1.5	143.2	2.3
7 - 12 months	69.7	1.1	57.3	1.3
Greater than 12 months	16.0	0.2	5.5	0.1

Total debt securities	314.8	2.8	206.0	3.7

Equities:
0 - 6 months	10.6	0.9	1.5	-
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	17.4	0.3

Total equities	10.6	0.9	18.9	0.3

Total	$325.4	3.7	224.9	4.0
	========	========	========	========

At September 30, 2004, the Company had four debt securities in an unrealized loss position for more than 12 months, with a fair value of $16.0 million and an unrealized loss of $0.2 million compared to one debt security at December 31, 2003 with a fair value of $5.5 million and an unrealized loss of $0.1 million.  The increase in the number of securities with unrealized losses was mainly due to changes in the interest rate environment. As interest rates rise, the market value of debt securities with fixed interest rates falls. At present, the Company believes these declines to be temporary.

At September 30, 2004, there were no equity securities that have been in an unrealized loss position for more than 12 months.  At December 31, 2003, there were two equity securities in an unrealized loss position for more than 12 months with a fair value of $17.4 million and an unrealized loss of $0.3 million, which have both moved into an unrealized gain position as of September 30, 2004.  Both of these securities had fair values not less than 98% of cost, and these declines were deemed to be temporary.

The following table presents information regarding our available-for-sale debt securities that were in an unrealized loss position at September 30, 2004 by maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities:	Amortized	Fair
(in millions)	Cost	Value

One year or less	$6.5	6.4
Due after one year through five years	156.4	155.2
Due after five years through ten years	146.4	144.9
Due after ten years through fifteen years	8.3	8.3

Total	$317.6	314.8
	========	========

Diversified Insurance Services Segment

	Unaudited,		Unaudited,
	Quarter ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003

Human resource administration outsourcing
Net revenue	$13,448	11,137	$39,809	32,453
Pre-tax profit (loss)	624	(520)	1,335	(408)
Flood Insurance
Net revenue	8,992	7,386	21,952	17,917
Pre-tax profit	3,134	2,400	6,242	4,590
Managed Care
Net revenue	4,536	5,375	14,613	17,412
Pre-tax profit	758	953	2,186	3,015

Other
Net revenue	672	555	1,900	1,490
Pre-tax profit	246	28	619	210
Total
Net revenue	27,648	24,453	78,274	69,272
Pre-tax profit	4,762	2,861	10,382	7,407
Net income	3,115	1,892	6,833	4,972
Return on net revenue	11.3%	7.7	8.7%	7.2

The Diversified Insurance Services segment's operations generated $27.6 million of net revenue and $3.1 million of net income for Third Quarter 2004 compared to $24.5 million of net revenue and $1.9 million of net income for Third Quarter 2003. These same businesses generated $78.3 million of net revenue and $6.8 million of net income for Nine Months 2004 compared to $69.3 million of net revenue and $5.0 million of net income for the same period in 2003.  The segment generated a return on net revenue of 11.3% for the Third Quarter 2004 and 8.7% for the Nine Months 2004, compared to 7.7% for the Third Quarter 2003 and 7.2% for the Nine Months 2003.

Human Resource Administration Outsourcing (HR Outsourcing)
Net revenue for Selective HR Solutions Inc., provider of our human resource administration outsourcing product, was $13.4 million for Third Quarter 2004, up 21% compared with $11.1 million in Third Quarter 2003.  Net revenue for Nine Months 2004 increased 23% to $39.8 million compared to $32.5 million for Nine Months 2003. Pre-tax profit was $0.6 million for Third Quarter 2004, compared to a pre-tax loss of $0.5 million for Third Quarter 2003. For Nine Months 2004, pre-tax profit was $1.3 million compared to a pre-tax loss of $0.4 million for Nine Months 2003. For Nine Months 2004, we added 5,463 new worksite lives, which increased our total worksite lives to 22,759 and led to better economies of scale. The improved results are also reflective of price increases that have been implemented over the past couple of years, which have led to an increase in our HR Outsourcing's average administration fee per worksite employee to $584 for the Nine Months 2004 compared to $550 for the same period a year ago.

Flood Insurance
Premium growth of 18% for Third Quarter 2004 and 20% for Nine Months 2004 compared to the same periods a year ago were driven by enhanced marketing efforts with the personal lines underwriting operation. These efforts resulted in new business of $6.4 million for Third Quarter 2004 compared to $5.6 million for the comparable period last year, and $15.6 million for Nine Months 2004 compared to $14.6 million for the same period last year.  This growth brought our total in-force premium served to approximately $76 million as of September 30, 2004 compared to approximately $63 million as of September 30, 2003. Premium growth has resulted in increased servicing fees of $7.9 million for Third Quarter 2004 compared to $6.5 million for Third Quarter 2003 and $20.6 million for Nine Months 2004 compared to $16.9 million for Nine Months 2003.  Claim administration servicing fees, which are included in net revenues, amounted to $1.1 million for servicing approximately 2,200 claims in Third Quarter 2004 and $1.4 million for servicing approximately 3,100 claims in Nine Months 2004 compared to $0.9 million for servicing approximately 1,600 claims in Third Quarter 2003 and $1.0 million for servicing approximately 1,800 claims in Nine Months 2003. The increase in claim administration servicing fees is primarily attributable to an active hurricane season and its impact on the east coast of the United States. Pre-tax profit increased to $3.1 million for Third Quarter 2004 and $6.2 million for Nine Months 2004 due to the aforementioned growth in servicing fees and claim administration fees for Third Quarter 2004 compared to $2.4 million for Third Quarter 2003 and $4.6 million for Nine Months 2003.

Managed Care
Net revenues decreased 16%, to $4.5 million, for Third Quarter 2004 compared to $5.4 million for Third Quarter 2003, and 16%, to $14.6 million, for Nine Months 2004 compared to $17.4 million for Nine Months 2003.  This reduction reflected the loss of business that occurred primarily as a result of industry consolidation, the elimination of unprofitable accounts, and the loss of one large client to a competitor. Decreased net revenues, partially offset by expense reductions that included a 10% reduction in the managed care workforce, resulted in a corresponding decrease in pre-tax profit by 20% to $0.8 million for Third Quarter 2004 compared to $1.0 million for Third Quarter 2003, and 27% to $2.2 million for Nine Months 2004 compared to $3.0 million for Nine Months 2003.

Federal Income Taxes
Total federal income tax expense increased $3.7 million for Third Quarter 2004, to $7.9 million, and $16.3 million for Nine Months 2004, to $29.1 million, compared with the same periods last year.  Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rate for the Third Quarter 2004 was 22%, flat compared with the same period last year and 26% for Nine Months 2004, compared with 23% for the same period last year.  During Third Quarter 2004, the Company received a favorable ruling from the Internal Revenue Service (IRS) regarding our ability to take interest deductions on debt at the holding company, while also holding municipal bonds at the insurance subsidiary level. This favorable ruling allowed us to reverse our previously accrued $2.3 million in tax expense, which was slightly offset by an increase in tax expense in Third Quarter 2004 of $0.5 million for potential tax exposure items. The result of this activity was that the effective tax rate remained flat for the Third Quarter 2004 compared to the same period a year ago even though the Company experienced marked improvement in its underwriting results. Although the IRS ruling in the Third Quarter 2004 also favorably impacted the effective tax rate for the Nine Months 2004, the improved underwriting results for the year more than offset this favorable impact as they resulted in an increase in the effective tax rate for Nine Months 2004 compared to the same period a year ago.

Financial Condition, Liquidity and Capital Resources
Selective Insurance Group, Inc. (Parent) is an insurance holding company whose principal assets are investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the Insurance Subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2003 combined statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2004 ordinary dividends in the aggregate amount of approximately $64.0 million.  Through the Nine Months 2004 and the Nine Months 2003, the Insurance Subsidiaries provided $15.0 million in ordinary dividends of which $5.0 million was provided in Third Quarter 2004 and in Third Quarter 2003. There can be no assurance that the Insurance Subsidiaries will be able to pay additional dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements.   For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, refer to Item 8. "Financial Statements and Supplementary Data", Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.  The payment of dividends from Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries. Growth in the Diversified Insurance Services segment has increased consolidated cash flows from operations to $7.3 million for Nine Months 2004, compared with $5.8 million for Nine Months 2003 and resulted in dividends to the Parent of $8.4 million for Nine Months 2004 of which $1.3 million was provided in the Third Quarter 2004 compared to $7.9 million for Nine Months 2003 of which $2.0 million was provided in the Third Quarter 2003.

The Parent also generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which totaled $1.7 million in the Third Quarter 2004 and $7.8 million for the Nine Months 2004, further reducing the Parent's cash requirements. The Parent also currently has available revolving lines of credit amounting to $45.0 million, under which no balances were outstanding as of either September 30, 2004 or December 31, 2003 as well as $24.4 million remaining in an irrevocable trust to provide for the repayment of notes that have maturities over the next 15 months.

The Parent's cash requirements were  $31.4 million in Third Quarter 2004 and $53.7 million for the Nine Months 2004. These cash requirements include principal and interest payments on the Senior Convertible Notes and various notes payable, dividends to stockholders and general operating expenses.  The Company has contractual principal obligations pursuant to various notes payable of $24.0 million in 2004, all of which have been paid as of September 30, 2004.  The 2002 convertible note issuance has a contingent conversion feature that permits the holders of the notes to convert the notes when the price of the Company's common stock has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of the previous calendar quarter.  On October 26, 2004, in accordance with the available provisions of the Indenture, the Company's Board of Directors voted to permanently waive the stock price contingency provision.  As a result, the Senior Convertible Notes will continue to be convertible into shares of common stock until their maturity, although no such conversions had occurred as of the end of Third Quarter 2004.  As a result of the notes being convertible, 3.9 million shares of common stock were added to our diluted earnings per share calculation in Third Quarter 2004 and Nine Months 2004. See Note 8 to our unaudited interim consolidated financial statements for more information on our senior convertible notes.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors.  The Parent has paid regular quarterly cash dividends to its stockholders for 75 consecutive years.  On October 26, 2004, the Board of Directors approved a 12% increase in the cash dividend on the Company's common stock, to $0.19 per share, payable on December 1, 2004 to stockholders of record on November 15, 2004.   The Parent currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, refer to Item 8. "Financial Statements and Supplementary Data", Note 7(b) to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

On November 4, 2003, the Board of Directors authorized a 2.5 million-share stock repurchase program scheduled to expire on November 30, 2005. The Company acquired approximately 141,000 shares for $4.9 million under that program during the Third Quarter and Nine Months 2004 leaving a remaining authorization of 2.4 million shares.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. The Insurance Subsidiaries satisfy their obligations and cash outflows through premium collections, interest and dividend income and maturities or calls of its debt securities.  Generally, the Insurance Subsidiaries do not match securities held to liabilities as part of ongoing asset/liability duration management. The duration of the asset portfolio of 4.3 years is longer than its liabilities of approximately 2.5 years. The current duration of our debt securities, which is within the Company's historical range and a component of our investment philosophy, utilizes a laddered maturity structure so that liquidation of available-for-sale debt securities should not be necessary in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality of our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At September 30, 2004, we had $2.7 billion in investments compared with $2.4 billion at December 31, 2003.   Additionally, the Insurance Subsidiaries have additional investment commitments for their limited partnership investments of up to $39.1 million; however, there is no certainty that any additional investment will be required.

Net Cash provided by operating activities amounted to $140.2 million in Third Quarter 2004 and $266.2 million in Nine Months 2004 compared to $107.2 million in Third Quarter 2003 and $207.5 million in Nine Months 2003. Included in net cash provided by operating activities were paid loss and loss expenses of $153.0 million in Third Quarter 2004 and $479.9 million in Nine Months 2004 compared to $154.5 million in Third Quarter 2003 and $472.3 million in Nine Months 2003. The increase in net cash from provided by operating activities in 2004 is a result of: (i) price increases, premium growth, and lower loss and loss expense ratios; and (ii) increased investment income from a larger investment portfolio.

Total assets increased by 13%, or $430.7 million, at September 30, 2004 compared to December 31, 2003.  Invested assets increased by $292.3 million due to: (i) net purchases in the amount of $285.3 million primarily funded by $266.2 million of operating cash flow as well as an increase in net securities payable of $56.9 million and (ii) an increase in unrealized gains of $7.1 million.  Increased premium written drove increases in premium receivables of $74.0 million and deferred policy acquisition costs of $22.9 million.  Reinsurance recoverable on unpaid losses and loss expenses increased $28.9 million due to a $14.5 million increase in Flood losses, which are ceded to the Federal Government's National Flood Insurance Program, and a $14.0 million increase in casualty losses. Current federal tax recoverable increased $10.8 million primarily due to a combination of 2003 and 2004 tax payments offset by tax expense associated with improved profitability.

Total liabilities increased 13%, or $346.3 million, at September 30, 2004 compared to December 31, 2003.  Loss and loss expense reserves increased $192.8 million as a result of increased exposure on new and existing policies as well as normal loss trends, which include inflation and rising medical costs. Increased premium writings are primarily responsible for the increase in unearned premium reserves of $110.4 million.  Notes payable decreased $24.0 million due to scheduled payments made in May and August 2004. Deferred federal income tax liability increased $5.8 million from $12.7 million at December 31, 2003 to $18.4 million at September 30, 2004 primarily due to increased unrealized gains in our investment portfolio; the deferred impact of improved underwriting results from the insurance operations; and tax depreciation and amortization.  Other liabilities increased $60.8 million compared to December 31, 2004 primarily due to an increase in securities payable of  $57.7 million for investment trades that had not yet been settled in cash as of September 30, 2004.

Total stockholders' equity increased 11%, or $84.4 million at September 30, 2004 compared to December 31, 2003. Additional paid in capital increased $22.1 million primarily due to activity involving various stock award and purchase plans. Retained earnings increased $70.7 million due to net income of $84.7 million offset by shareholder dividends of $14.0 million. After-tax unrealized gains on our investment portfolio increased as of September 30, 2004 compared to December 31, 2003 accounting for the $4.6 million increase in accumulated other comprehensive income.  As an offset to stockholders' equity, unearned stock compensation and notes receivable from stock sales increased $6.2 million, or 66%, compared to December 31, 2003 due to the issuance of 2004 restricted stock grants. Treasury stock increased $8.1 million due to the repurchase of approximately 141,000 shares for $4.9 million under the Company's common stock repurchase program and the repurchase of 89,000 shares for $3.2 million in relation to various stock plan awards.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR).  We project our estimate of ultimate losses and loss expenses on a quarterly basis.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  By using both estimates of reported claims and IBNR determined using generally accepted actuarial reserving techniques, we estimate the ultimate net reserve for losses and loss expenses.  Reserves are reviewed by both internal and independent actuaries for adequacy on a periodic basis.  Beginning in 2003, we began using independent actuaries to certify the adequacy of our reserves. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of September 30, 2004 and December 31, 2003:

As of September 30, 2004					Reinsurance
	Loss Reserves				recoverable
on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	reserves	reserves	Total	reserves	loss expenses	Net reserves

Commercial automobile	$90,999	172,905	263,904	$28,757	5,955	286,706
Workers' compensation	297,624	224,786	522,410	49,738	67,092	505,056
General liability	138,906	276,724	415,630	82,683	25,897	472,416
Commercial property	20,406	5,545	25,951	1,625	797	26,779
Business owners' policy	21,228	20,820	42,048	6,047	4,947	43,148
Bonds	2,041	2,693	4,734	1,666	1,301	5,099
Other	764	2,649	3,413	5	364	3,054

Total commercial lines	571,968	706,122	1,278,090	170,521	106,353	1,342,258

Personal automobile	133,115	99,107	232,222	37,179	69,600	199,801
Homeowners	12,592	5,720	18,312	2,506	3,091	17,727
Other	29,551	8,869	38,420	3,319	34,483	7,256

Total personal lines	175,258	113,696	288,954	43,004	107,174	224,784

Total	$747,226	819,818	1,567,044	$213,525	213,527	1,567,042
	=======	=======	=======	=======	=======	=======

As of December 31, 2003					Reinsurance
	Loss Reserves				recoverable
on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	reserves	reserves	Total	reserves	loss expenses	Net reserves

Commercial automobile	$87,332	150,797	238,129	$26,673	5,746	259,056
Workers compensation	285,999	182,075	468,074	44,330	64,589	447,815
General liability	120,697	237,821	358,518	72,249	15,516	415,251
Commercial property*	20,080	(857)	19,223	1,590	907	19,906
Business owners' policy	19,703	19,251	38,954	5,543	4,936	39,561
Bonds	1,020	2,881	3,901	1,676	1,357	4,220
Other	1,198	2,168	3,366	6	790	2,582

Total Commercial	536,029	594,136	1,130,165	152,067	93,841	1,188,391

Personal automobile	138,710	95,411	234,121	30,191	69,440	194,872
Homeowners	10,213	5,858	16,071	2,376	3,336	15,111
Other	13,112	7,301	20,413	2,409	17,994	4,828

Total personal lines	162,035	108,570	270,605	34,976	90,770	214,811

Total	$698,064	702,706	1,400,770	$187,043	184,611	1,403,202
	=======	=======	=======	=======	=======	=======

*Negative IBNR reserves are due to the inclusion of reserves for recoveries from salvage and subrogation.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis as described above and makes adjustments in the period that the need for such adjustment is determined. These reviews, from time to time, result in the Company identifying information and trends that cause the Company to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss adjustment expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings. As of September 30, 2004, the Company had accrued $1,567.0 million of net loss and loss expense reserves compared to $1,403.2 million as of December 31, 2003. During the Nine Months 2004, the Company experienced negligible adverse development in its loss and loss expense reserves totaling $3.6 million.  This development was driven by an increase to our loss reserves for doubtful reinsurance recoveries of $2.5 million attributable to the general liability and workers compensation lines of business and reductions in expected bond subrogation recoveries in our bond line of business of $2.0 million. In addition, we had net favorable emergence of $0.9 million from our other lines of business.  For the full year 2003, our general liability line of business, specifically products/completed operations business, demonstrated significant prior year development.  The estimates for prior year losses increased $17.9 million, with $14.0 million in accident years 2000 and prior.  Prior to 2002 we had more exposure to faulty workmanship and materials for both the general contractor and subcontractors and inadequate limits on subcontractors.

As of December 31, 2003, we had established a range of reasonably possible reserves for net claims of approximately $1,331.0 million to $1,487.8 million.  A low and high reasonable IBNR selection was derived primarily by considering the range of indications calculated using standard actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include any provision for potential increases or decreases associated with environmental reserves, as management believes it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  Included in our net carried loss and loss expense reserves were net reserves for environmental claims of $38.5 million at September 30, 2004 and $36.5 million at December 31, 2003.  The ultimate actual liability may be higher or lower than reserves established.  We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods. However, the loss reserves include anticipated recoveries from salvage and subrogation.

As noted above, included in the loss and loss expense reserves on the consolidated balance sheets are amounts for environmental claims, both asbestos and non‑asbestos.  These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. Our asbestos and non‑asbestos environmental claims have arisen primarily from exposures in municipal government, small commercial risks and homeowners policies.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes.  However, management is not aware of any emerging trends that could result in future reserve adjustments except for the unfavorable trends in groundwater contamination claims, resulting in an increase in loss reserves in our homeowners line of business during Third Quarter 2004 caused by certain underground heating oil storage tanks in New Jersey.  Increased frequency of claims has been triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections.  Overall claim severity has been low, with average claim payments of $22,000, and there has been almost no similar claim activity in our other operating states.  We began restricting writings of policies with coverage for underground heating oil storage tanks, company-wide, more than 18 months ago, and are reviewing possible coverage changes for existing business.    Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

 Premium Revenue
Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The Company had net premiums written of $356.5 million for Third Quarter 2004 and $1.1 billion for Nine Months 2004 compared with $317.5 million for Third Quarter 2003 and $947.8 million for Nine Months 2003. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized.  When premium rates increase, the effect of those increases would not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. The Company earned net premiums of  $337.1 million for Third Quarter 2004 and $978.4 million for Nine Months 2004 compared with $289.7 million for Third Quarter 2003 and $832.9 million for Nine Months 2003. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force. As of September 30, 2004 the Company had unearned premiums of $760.3 million and prepaid reinsurance premiums of $60.6 million compared with unearned premiums of $649.9 million and prepaid reinsurance premiums of $52.8 million as of December 31, 2004.

Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments therefrom are made in the accounting period in which the adjustment arose. As of September 30, 2004 the Company had deferred policy acquisition costs of $195.3 million compared with $172.4 million as of December 31, 2003.

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

In March 2004, the Emerging Issues Task Force (EITF or Task Force) of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."   This consensus provides recognition and measurement guidance for determining when an investment is other-than-temporarily impaired, specifically when the investor has the ability and intent to hold an investment until recovery.  When originally issued this guidance was to be effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB decided to delay the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-01 and to exclude minor impairments from the requirement as well. Along with the delay, the scope of the Task Force's consensus, which was limited to certain debt securities, now includes all types of securities within the scope of EITF 03-01. The disclosure requirements as presently prescribed by EITF 03-01 and SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" remain in effect for public companies until new guidance is issued and becomes effective. Until such guidance is determined, the Company is unable to determine the impact any such guidance would have on its results of operations or financial condition.  The adoption of the proposed accounting literature could cause the Company: (i) to recognize impairment losses in the Consolidated Statements of Income that are not recognized currently; (ii) to recognize impairment losses, especially those due to increases in interest rates, in earlier periods; and (iii) alter its recognition of investment income on impaired securities.  Such an impact will likely increase earnings volatility in future periods.  However, since fluctuations in the fair value for available-for-sale-securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard in any form is not expected to have a significant impact on stockholders' equity.

Further information on the Company's investments is provided in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," on this Form 10-Q beginning on page 28 of this Form 10-Q.

On October 13, 2004, the FASB concluded that the Proposed Statement 123R, "Share-Based Payment" (FAS 123R), which would require all companies to measure compensation expense in the income statement for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of FAS 123 (not FAS 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  The Proposed Statement 123R is expected to be finalized either later this year or in early 2005.  The pro forma results presented in Note 7 to the Consolidated Financial Statements on this Form 10Q, page 10, are in accordance with the required disclosures under FAS 148, and should provide for a reasonable approximation of the impact the Proposed Statement 123R will have on the Company.

Also on October 13, 2004, the FASB ratified EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."  As of September 30, 2004, the Company treated its Senior Convertible Notes in accordance with the FASB Statements of Financial Accounting Standards No. 128 "Earnings per share." Accordingly, the potentially convertible 3.9 million shares have been included in diluted earnings per share calculation for Third Quarter and Nine Months 2004 based on the fact that the conditions of conversion were met for the quarters ending March 31, 2004 (First Quarter 2004) and June 30, 2004 (Second Quarter 2004), but excluded from the calculation for all previous periods for which the contingency criteria was not met dating back to the date of issuance in September 2002.  However, on October 26, 2004, in accordance with the available provisions of the Indenture, the Company's Board of Directors voted to permanently waive the stock price contingency provision and as a result the potentially convertible shares will continue to be included in the diluted earnings per share calculation until the bonds reach maturity.  EITF Issue No. 04-8, which will require that convertible shares be included in the diluted earnings per share calculation upon issuance of the instrument, is expected to become effective for periods ending after December 15, 2004 and must be applied by restating all periods during which the instrument was outstanding regardless of whether the market price contingency was met or not. The implementation of this guidance is not anticipated to have any impact on our 2004 diluted earnings per share calculation, but it is likely to result in the restatement of our 2003 and 2002 diluted earnings per share calculations for the inclusion of the aforementioned shares as well as the addition of related interest expense to the calculation.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments
At September 30, 2004 and December 31, 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2003.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

The senior convertible notes have a contingent conversion feature that allows conversion of the notes when the stock price has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of such calendar quarter.  As was previously reported this contingency had been met as of the first and second quarters of 2004 and as such the holders were able to surrender notes for conversion into shares of common stock, or cash, at the Company's option on any business day in second and third quarters of 2004. As of the end of the Third Quarter 2004, no such conversions had occurred. The conditions of conversion were not met at the end of the Third Quarter 2004.  However, on October 26, 2004, in accordance with the available provisions of the Indenture, the Company's Board of Directors voted to permanently waive the stock price contingency provision. As a result, the Convertible Notes will continue to be convertible into shares of common stock until their maturity. As a result of the notes being convertible during the third quarter, 3.9 million shares have been added to our diluted earnings per share calculation for Third Quarter 2004 and the Nine Months 2004. We expect to have the capacity to repay and/or refinance all of these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either September 30, 2004 or December 31, 2003. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data", Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the year-ended December 31, 2003.

ITEM 4.  Control and Procedures
The Company, under the supervision and with the participation of Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the Third Quarter 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  Other Information

Item 1.             Legal Proceedings
Like other companies in the insurance business, the Company is routinely party to litigation.  The Company does not believe that any pending litigation will have a material adverse effect on its financial condition, results of operations, or liquidity.

Three of the Company's subsidiaries, Consumer Health Network Plus, LLC (CHN), Alta Services, LLC (Alta) and Selective Insurance Company of America (SICA), were named as defendants, together with ten other unrelated parties, in Berlin Medical Associates PA, et al. v. CMI New Jersey Operating Corp., et al, a purported class action filed on May 21, 2003, by several non-hospital health care providers in the Superior Court of New Jersey, Law Division - Camden County.

The lawsuit alleges that the defendants breached the terms of their participating provider agreements and/or the terms of New Jersey automobile personal injury protection policies by reducing payments for plaintiffs' services pursuant to provider discount schedules when paying claims and were unjustly enriched.  The complaint does not specify monetary damages.  The defendants, including CHN, Alta, and SICA, are vigorously defending this lawsuit and, together with the other defendants, filed a motion to dismiss.  After a hearing on the motion, the court ordered the plaintiffs to amend their complaint.  In March 2004, the plaintiffs filed an amended complaint, which no longer named Alta as a defendant.  In May 2004, all remaining defendants, including CHN and SICA, moved to dismiss the amended complaint.  In July, they also filed a motion to dismiss the class action allegations.  The court has scheduled arguments on both such motions in January 2005.

Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  CHN and SICA will continue to vigorously defend the case.  At this time, however, the Company believes that, should the case ultimately be decided unfavorably, it would not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

One of the Company's insurance subsidiaries, Selective Insurance Company of the Southeast (SISE), is one of nine property and casualty insurance company defendants in Howell et all v. State Farm et al., a purported class action filed on May 18, 2004 in the United States District Court for the District of Maryland, Baltimore Division.  The court has not yet ruled on class certification.  The plaintiffs hold Standard Flood Insurance Policies (SFIP) issued by the defendant insurers, who are participants in the Write Your Own (WYO) Program of the Federal Insurance Administration's (FIA) National Flood Insurance Program ("NFIP").  The FIA is an agency within the Federal Emergency Management Administration (FEMA).  All claims under SFIPs are 100% reinsured by FEMA.

The suit alleges that the insurers underpaid flood claims arising from Hurricane Isabel in breach of their contractual obligations, fiduciary duties, and the implied covenant of good faith and fair dealing and seeks damages.  The complaint does not specify monetary damages.  The insurers, including SISE, have denied the allegations, noting that they adjusted the claims as fiduciary agents of the U.S. Government in accordance with specific federal guidelines.  The insurers also have filed a motion to dismiss certain of the claims, which the court has not yet decided.

Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  FEMA's Office of the General Counsel, however, has advised the defendant carriers that, in its opinion, the claims were adjusted in accordance with the law and that FEMA will indemnify and reimburse the defense costs of the defendant insurers, including SISE.  Consequently, the Company believes that its exposure in the case is minimal.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               Recent Sales of Unregistered Securities: None

(b)               Use of Proceeds: None

(c)               Purchases of Equity Securities by Issuer and Affiliated Purchases:

The table below sets forth information regarding the purchase by the Company of our common stock during the periods indicated:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet
	Total Number of	Average Price Paid	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased[1]	Per Share	Announced Plans	Announced Plans
			or Programs	or Programs[2]

July 1-31, 2004	-	-	-	2,500,000
August 1-31, 2004	147,557	35.04	141,199	2,358,801
September 1-30, 2004	1,063	36.29	-	2,358,801
Total	148,620	$35.05	141,199

[1]    The Third Quarter included 3,161 shares purchased from employees in connection with the vesting of restricted stock.  The Company also purchased 4,260 shares from employees in connection with stock option exercises.    These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing price of the Company's common stock on the dates of the purchases.

[2]    On November 4, 2003 the Board of Directors authorized a 2.5 million-share repurchase program scheduled to expire on November 30, 2005, which was publicly announced on November 5, 2003. In August of 2004, the Company repurchased 141,199 shares.

Item 3.             Defaults Upon Senior Securities - None

Item 4.             Submission of Matters to a Vote of Security Holders - None

Item 5.             Other Information -

Following the end of the Third Quarter 2004, the New York Attorney General ("NYAG") filed a civil complaint against Marsh, Inc., an insurance brokerage firm, and its parent, Marsh & McLennan Companies, Inc. (collectively, "Marsh"), for alleged bid rigging and price fixing.  The NYAG has also questioned the business practices of several of our national competitors and is investigating these issues further.  The NYAG has challenged Marsh for advising clients and receiving fees as an insurance broker while simultaneously receiving compensation from insurance companies for the placement of the clients' business under marketing services agreements that were undisclosed to the clients.  Regulators in other states subsequently announced investigations and other reviews of the insurance industry.  These reviews are ongoing and the Company cannot estimate the scope or breadth of the issues that may be investigated, their results, or timeframe in which the reviews might be completed.  The Company also cannot predict the impact, if any, that these investigations and reviews may have on its business or the property and casualty insurance industry generally.

Since its inception in 1926, the Company has distributed almost 100% of its insurance products through non-exclusive independent insurance agents.  The Company has agency agreements with the independent insurance agents it appoints.  By law and Company practice, the independent insurance agents must be licensed by the states in which they do business.  Independent agents are not obligated to promote the Company's insurance products and they also may and do sell our competitors' insurance products.  The Company does not distribute its products through insurance brokerages, such as Marsh, nor does it use marketing services agreements.  Through its agency agreements, the Company also restricts the ability of its appointed independent agents to receive compensation from other sources for writing business with the Company.

The Company, pursuant to its agency agreements, pays independent agents commissions for the business they write with the Company.  The general commission structure paid on each policy is disclosed as part of the Company's public rate filings made in the states where we write insurance business.  The Company also pays additional commission based on the annual underwriting results and growth of an agent's entire book of business -not specific individual accounts - with the Company.

Item 6.             Exhibits and Reports on Form 8-K

(a)               Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

(b)               Reports on Form 8-K:

On July 27, 2004, the Company furnished a report on Form 8-K under Item 12 thereof with respect to the issuance of a press release announcing its financial results for the quarter and year ended June 30, 2004.  The Company's press release dated July 27, 2004 was attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date: November 5, 2004	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman, President and Chief Executive Officer

Date: November 5, 2004	By: /s/ Dale A. Thatcher
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit No.

10	Material Contracts
* 10.1	Form of Incentive Stock Option Grant Agreement (Stock Option Plan III).
* 10.2	Form of Nonqualified Stock Option Grant Agreement (Stock Option Plan III).
* 10.3	Form of Restricted Stock Award Agreement (Executive Officers) (Stock Option Plan III).
* 10.4	Form of Restricted Stock Award Agreement (Stock Option Plan III).
* 10.5	Form of Stock Option Agreement (Stock Option Plan for Directors).
* 10.6	Termination Agreement dated July 27, 2004 between Selective Insurance Company of America and Michael H. Lanza.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith