Form 10-K
period 2004-12-31
SELECTIVE INSURANCE GROUP INC
filed 2005-03-02
CIK 230557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________to____________.

Commission file number 0-8641
SELECTIVE INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code: (973) 948-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
1.6155% Senior Convertible Notes due September 24, 2032
(Title of class)
8.75% Convertible Subordinated Debentures due January 1, 2008
(Title of class)
Common Stock, par value $2 per share
(Title of class)
Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
        [X]  Yes          [   ]  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
        [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
        [X]  Yes          [   ]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ National Market® System, was $1,068,960,030 on June 30, 2004.
As of January 31, 2005, registrant had outstanding 27,969,107 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005 are incorporated by reference into Part III of this report.

Portions of the registrant's 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, Selective Insurance Group, Inc. (Selective) and its management discuss and make statements regarding their intentions, beliefs, and current expectations regarding Selective's future operations and performance.  Such statements, including information incorporated by reference, are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA).  The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements.  These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," "continue," or other comparable terminology.  These statements are only predictions, and we can give no assurance that such expectations will prove to be correct.  We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause Selective's actual results to differ materially from those projected, forecasted or estimated in forward-looking statements are discussed in further detail later in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section entitled, "Risk Factors."  These risk factors may not be exhaustive.  Selective operates in a continually changing business environment and new risk factors emerge from time-to-time.  Selective can neither predict such new risk factors nor assess the impact, if any, of such new risk factors on its businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

PART I

Item 1.    Business.

Overview
Selective offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries.  Selective was incorporated in New Jersey in 1977.  Its principal property and casualty insurance subsidiary was organized in New Jersey in 1926.  Its main offices are located in Branchville, New Jersey.  Selective classifies its businesses into three operating segments:

  Insurance Operations, which write commercial lines and personal lines property and casualty insurance through independent insurance agents, mainly in 20 states in the Eastern region of the United States;

  Investments; and

  Diversified Insurance Services, which provide managed care services, human resource administration outsourcing products and services (HR outsourcing), and federal flood insurance administrative services.

Financial information about Selective's three operating segments is contained in this report in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8,  "Financial Statements and Supplementary Data," and Note 11 to the consolidated financial statements, "Segment Information."

Description of Operating Segment Products and Markets

                Insurance Operations Segment
Selective's Insurance Operations sell property and casualty insurance policies and related services.  Insurance policies are contracts to cover losses for specified risks in exchange for premiums.  Property insurance generally covers the financial consequences of accidental loss to the insured's property.  Casualty insurance generally covers the financial consequences of bodily injury and/or property damage to a third party as a result of the insured's negligent acts, omissions, or legal liabilities.  Property claims are generally reported and settled in a relatively short period of time.  Casualty claims, on the other hand, often can take years to be reported and settled.  If a claim is disputed, litigation over the terms of the insurance policy is common.

Selective's Insurance Operations segment sells its property and casualty insurance products and services through six insurance subsidiaries (Insurance Subsidiaries), which are listed on the following table together with their respective ratings by A.M. Best Company, Inc. (A.M. Best), and state of domicile by which they are primarily regulated:

Insurance Subsidiaries	A.M. Best Rating[1]	Domiciliary State
Selective Insurance Company of America (SICA)	"A+"	New Jersey
Selective Way Insurance Company (SWIC)	"A+"	New Jersey
Selective Insurance Company of South Carolina (SICSC)	"A+"	South Carolina
Selective Insurance Company of The Southeast (SICSE)	"A+"	North Carolina
Selective Insurance Company of New York (SICNY)	"A+"	New York
Selective Insurance Company of New England (SICNE)	"A+"	Maine

[1]

For  the "A+" rating, A.M. Best uses its highest Financial Strength Rating of "Secure," and a descriptor of "Superior," which it defines as, "Assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders."  Only 7% of commercial insurance carriers carry an "A+" or better rating from A.M. Best.

In 2004, Selective was ranked as the 54th largest property and casualty group in the United States based on the combined net premiums written (NPW), or premiums for all sold policies, by the Insurance Subsidiaries in 2003 by A.M. Best in its list, "Top Property/Casualty Writers."  Selective was also named in 2004 to the "Ward's 50 Benchmark Group."  In preparing this list, the Ward Group, a management consulting group specializing in the insurance industry, analyzes more than 2,900 property-casualty insurance companies and lists the top 50 companies that it believes excelled at balancing safety, consistency and performance over the previous five years.

                Insurance Operations Results
Selective's Insurance Operations segment derives substantially all of its revenues from net premiums earned, which are the premiums recognized as revenue ratably over the life of the insurance policy.  Expenses fall into two categories:  (i) losses associated with claims and various loss adjustment expenses (LAE) and (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits.

The underwriting performance of insurance companies is measured under accounting principles generally accepted in the United States of America (GAAP) by three different ratios of losses and expenses to net premiums earned:

  Loss ratio, which is determined by dividing incurred loss and LAE by net premiums earned;

  Expense ratio, which is determined by dividing all expenses related to the issuance of insurance policies by net premiums earned; and

  Combined ratio, which is the sum of the loss ratio and the expense ratio.

A combined ratio under 100% indicates that an insurance company is generating an underwriting profit and a combined ratio over 100% indicates that an insurance company is generating an underwriting loss.

The following table shows the results of the Insurance Operations segment for the last three completed fiscal years:

	Year Ended December 31,
(in thousands)	2004	2003	2002
GAAP Insurance Operations Results
Net premiums written	$1,365,148	1,219,159	1,053,487

Net premiums earned	$1,318,390	1,133,070	988,268
Losses and loss expenses incurred	866,374	798,630	714,580
Net underwriting expenses incurred	406,973	354,638	306,669
Policyholders' dividends	4,275	5,054	5,762
Underwriting profit (loss)	$40,768	(25,252)	(38,743)

GAAP Ratios:
Losses and loss expense ratio	65.7%	70.5%	72.3%
Underwriting expense ratio	30.9%	31.3%	31.0%
Policyholders' dividends ratio	0.3%	0.4%	0.6%
Combined ratio	96.9%	102.2%	103.9%

Statutory Combined ratio [1]	95.9%	101.5%	103.2%

[1] The "Statutory Combined Ratio" includes the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory Combined Ratio excluding flood is 96.5% in 2004, 102.0% in 2003, and

   103.6% in 2002.

As an insurance company, Selective is regulated by each of the states where it does business.  As part of that regulation, Selective is required to file financial statements with the states prepared in accordance with Statutory Accounting Practices (SAP) promulgated by the National Association of Insurance Commissions (NAIC) and adopted by the various states.  Statutory accounting differs from GAAP accounting in many ways, but the most significant is the treatment of underwriting expenses.  Under SAP, underwriting expenses are recognized immediately, whereas, under GAAP, they are deferred and amortized over the life of the policy in correlation with the related premium revenue.  In addition, the statutory underwriting expense ratio is calculated using written premium as the denominator.  Selective's management makes extensive use of statutory financial information in the management of its operations.

                Lines of Business and Products
Selective's Insurance Operations segment consists of two separately managed lines of business:  commercial lines (Commercial Lines), which markets primarily to businesses and represents approximately 84% of Selective's NPW; and Personal Lines (Personal Lines), which markets primarily to individuals and represents approximately 16% of NPW.

                                Commercial Lines
Commercial Lines underwrites general liability, commercial automobile, workers' compensation, commercial property, business owners policy and bond risks through traditional insurance and alternative risk management products and services.  The following table shows the results of operations for Commercial Lines for the past three fiscal years ended December 31:

Commercial Lines Underwriting				GAAP
Highlights		Net	Net	Underwriting	GAAP	Statutory
		Premiums	Premiums	Profit	Combined	Combined
($ in thousands)		Written	Earned	(Loss)	Ratio	Ratio
Total Commercial Lines	2004	$1,141,702	1,092,491	42,836	96.1%	95.4%
	2003	999,486	920,409	(13,528)	101.5	100.9
	2002	849,215	788,454	(21,135)	102.7	102.2

General Liability	2004	329,672	309,288	648	99.8	98.7
	2003	281,064	256,217	(1,190)	100.5	99.1
	2002	235,612	213,118	(5,756)	102.7	101.0

Commercial Automobile	2004	315,214	303,645	42,420	86.0	85.8
	2003	274,958	255,626	17,127	93.3	93.1
	2002	233,589	216,311	1,151	99.5	99.2

Workers' Compensation	2004	272,739	263,473	(22,964)	108.7	108.2
	2003	240,860	221,024	(20,790)	109.4	109.6
	2002	203,070	193,399	(20,488)	110.6	110.9

Commercial Property	2004	159,812	152,579	27,752	81.8	80.9
	2003	143,185	130,305	660	99.5	98.3
	2002	121,042	111,951	8,725	92.2	91.0

Business Owners' Policy (BOP)	2004	48,739	49,570	(3,149)	106.4	107.1
	2003	46,511	43,875	(8,121)	118.5	118.0
	2002	42,565	39,695	(3,611)	109.1	108.3

Bonds	2004	14,480	13,035	(2,420)	118.6	112.8
	2003	11,757	12,461	(582)	104.7	113.7
	2002	12,461	13,105	(1,237)	109.4	121.4

Other	2004	1,046	901	549	39.1	57.2
	2003	1,151	901	(632)	170.2	108.9
	2002	876	875	81	90.7	93.1

                                Personal Lines
Personal Lines underwrites and issues insurance policies for personal automobile, homeowners, and other risks.  The following table shows the results of operations for Personal Lines for the past three fiscal years ended December 31:

Personal Lines Underwriting				GAAP
Highlights		Net	Net	Underwriting	GAAP	Statutory
		Premiums	Premiums	Profit	Combined	Combined
($ in thousands)		Written	Earned	(Loss)	Ratio	Ratio

Total Personal Lines[1]	2004	$223,446	225,899	(2,068)	100.9%	98.0%
	2003	219,673	212,661	(11,724)	105.5	103.7
	2002	204,272	199,814	(17,608)	108.8	107.3

Personal Automobile	2004	181,316	185,375	4,441	97.6	98.9
	2003	180,776	175,788	(3,875)	102.2	103.4
	2002	169,090	166,442	(17,507)	110.5	110.7

Homeowners	2004	35,730	34,370	(4,886)	114.2	113.6
	2003	33,163	31,234	(7,844)	125.1	125.4
	2002	28,518	26,985	(423)	101.6	104.3

Other[1]	2004	6,400	6,154	(1,623)	126.4	(12.4)
	2003	5,734	5,639	(5)	100.1	(9.6)
	2002	6,664	6,387	322	95.0	32.2

[1]

The "Total Personal Lines" and "Other" statutory combined ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory Combined Ratio excluding flood is 101.8% in 2004, 106.5% in 2003, and 109.2% in 2002.

                Regional Geographic Market Focus
Selective's Insurance Operations segment sells its products and services primarily in the Eastern region of the United States.  The Insurance Operations segment does not conduct any business outside of the United States.  The following table shows the principal states in which Selective writes insurance business and the percentage of Selective's total NPW that the state represents for the last three fiscal years.

	Year Ended December 31,
Net Premiums Written	2004	2003	2002
New Jersey	36.7%	38.5	39.8
Pennsylvania	13.7	13.7	13.8
New York	10.9	10.4	10.8
Maryland	7.0	6.9	6.6
Virginia	5.4	5.5	5.3
North Carolina	3.7	3.8	4.0
Illinois	3.2	2.9	2.9
Georgia	3.0	2.9	2.5
Indiana	2.8	2.5	2.4
South Carolina	2.1	2.1	2.1
Michigan	1.9	1.7	1.5
Ohio	1.6	2.0	2.0
Delaware	1.4	1.5	1.5
Wisconsin	1.2	1.4	1.5
Other states[1]	5.4	4.2	3.3
Total	100.0%	100.0	100.0

[1]Other states include, among others, Connecticut, Iowa, Kentucky, Minnesota, Missouri and Rhode Island.

The Insurance Subsidiaries are licensed to do business in states other than those shown on the table above and in other regions of the United States.  Selective, however, focuses its marketing efforts on the Eastern region of the United States, where it can better focus on the regional market and independent insurance agents who serve it.  Selective also believes that this regional geographic area is large enough to avoid a concentration of catastrophic risk.

                Independent Insurance Agent Distribution Model
Selective's principal insurance subsidiary was founded in 1926 by an independent insurance agent and Selective has been and remains committed to distributing its insurance products through independent insurance agents.  According to the Independent  Insurance Agents and Brokers of America (IIAB), independent insurance agents and brokers write approximately 80% of the commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the United States.  The remaining business is written by insurers that write directly with insureds or have captive non-independent insurance agencies.  Selective believes independent agents will continue to be a significant force in overall insurance industry premium production, in large part because they represent more than one insurance company and, therefore, can provide insureds with a wider choice of commercial and personal property and casualty insurance coverages and loss prevention options.

For its commitment to the independent agency system and its furtherance of the interests of professional, independent insurance agents, the Professional Insurance Agents (PIA) named Selective the PIA National "Company of Excellence" for 2004.  The selection is made by a panel of PIA judges based on nominations from PIA member agents.

Selective appoints independent insurance agents as licensed representatives of one or more of the Insurance Subsidiaries and enters into agency agreements with them pursuant to applicable state laws and regulations.  As of December 31, 2004, Selective had approximately 750 independent insurance agency appointments in-force.  Selective believes that it has strong relationships with its appointed independent agents.  Selective's primary strategy is to build relationships with well-established, independent insurance agents and carefully monitor each agent's profitability, financial stability, staff, and mix of business against plans that Selective develops annually with the agent.

Because of the high concentration of business with independent agents and Selective's commitment to independent agents as its delivery channel, Selective's management devotes a considerable amount of time meeting with its independent insurance agents to (i) advise them on company developments, (ii) get feedback on products and services, and (iii) sell them on doing more business with Selective.  Over the past several years, Selective's senior management has averaged approximately two working months meeting directly with independent agents, including the following:

  12 annual agency road show meetings during which management travels to various cities in the regions in which it does business and presents information on Selective to appointed independent agents;

  Seven sessions a year with various Selective Producer Councils, which are groups of approximately 9 to 12 agents that are divided by geographic region;

  One annual meeting of the President's Club, an invited group of agency principals from Selective's top performing agencies;

  One annual Executive Session of the President's Club; and

  Attendance at the Big "I" (Independent Insurance Agents and Brokers of America) and Council of Insurance Agents and Brokers (CIAB) annual conferences.

Selective pays commissions to its appointed independent agents pursuant to calculations and specific percentages stated in the agency agreement.  Under the agency agreement, agents are not permitted to receive compensation for the business they place with Selective from any other source than Selective.  The agency agreement provides for commissions to be paid based on a percentage of the premium written.  Selective and its agents also negotiate other commission arrangements, including additional commissions based on the underwriting results of the business the agent writes with Selective.  Agents may also agree to put some of their commission at risk based on the underwriting results of the business the agent writes with Selective.

In 2004, the New York Attorney General announced that he was investigating various alleged inappropriate solicitation practices between insurance companies, agents and brokers.  Regulators in various other states have also announced similar investigations into these alleged inappropriate practices.  In December 2004, Selective and the other largest insurance companies in New Jersey received a letter of inquiry from the New Jersey Department of Banking and Insurance (DOBI) requesting information about arrangements and dealings of two of the Insurance Subsidiaries with agents and brokers.  The Insurance Subsidiaries are responding to the DOBI's inquiry.  Selective believes that its arrangements and dealings with independent agents and brokers are in compliance with all applicable statutes and regulations. Selective anticipates new rules, regulations or statutes in this area but does not believe, based upon its review of various proposals being discussed by the NAIC, that they will have a material impact on its business.

Selective also enters into loss control services agreements with agents in certain situations.  Under these agreements, agents provide Selective with certain services, including, but not limited to underwriting evaluation, underwriting audits, safety and loss control surveys, inspections and accident investigations.  For their services in these cases, agents may receive a flat annual fee or a percentage of collected premiums on a specific program of business.

On certain limited programs of business, Selective has entered into brokerage agreements with a small number of agencies to allow them to solicit, receive and transmit to Selective proposals for insurance and to receive and report claims/loss notices.  These brokerage agreements contain a schedule pursuant to which the agent is eligible to receive a commission based on certain accounts written and/or lines of business.  The brokerage agreements do not permit the agents to receive compensation for the business they place with Selective from any source other than Selective.

                Technology and Field Model Business Strategy
Selective uses the trademarks, "High Tech, High Touch"TM and "HT2"TM, to describe its business strategy for the Insurance Operations.  "High Tech" signifies the advanced technology that Selective uses to make it easy for (i) independent insurance agents to transact and process business and (ii) customers to obtain information regarding their accounts.  "High Touch" signifies the amount of contact that Selective has with its independent insurance agents and customers as a result of its business model that places underwriters and claims representatives in the field near its agents and customers.

                                Technology
Selective seeks to transact as much of its business as possible with technology and, in recent years, has made significant investments in state-of-the-art information technology platforms, integrated systems, and Internet-based applications to (i) provide its independent agents and customers with access to accurate business information, and (ii) transact, straight-through business transactions with its independent agents.

Selective manages its information technology projects through a project management office (PMO).  The PMO is staffed by certified individuals who apply a set of disciplines and techniques for delivering projects on time, within budget, and in line with end-user expectations.  The PMO has developed proprietary methodologies to (i) communicate project management standards and methodology, (ii) provide project management training and tools, (iii) review project status and cost, and (iv) provide non-technology project management consulting services to the rest of Selective.  The PMO meets monthly with Selective's senior management to review all major projects and report on the status of other projects.  Selective believes that the PMO is a significant factor in the success of its technology implementation and creates a competitive advantage for Selective.

Selective's main technology systems are the following:

  eSelect™, an Intranet system which provides access to Selective's rating software, agency profitability reports, and other information;

  CLAS™, a secure Internet-based Commercial Lines automated system that is used to (i) quote business, (ii) issue policies, (iii) issue endorsements, and (iv) renew policies;

  SelectPlus™, a secure Internet-based system used to support Personal Lines business.;

  One & Done®, an Internet-based small business templated underwriting system that allows agents to automatically quote, rate, and issue business owner policies (BOP), contractors, and builders risk insurance policies in real-time without intervention by a Selective underwriter; and

  MCS™, Selective's mobile claims system that is used in the field to adjudicate claims.

Most of Selective's independent agents have automated agency management systems.  Selective provides integration products that allow these agency systems to interface with Selective's main technology systems.  Consequently, agent service and response times to customers are significantly reduced because billing, claims, and rating inquiries are made without duplicative data entry processes.

In addition to the advantages that Selective's technology provides independent agents, Selective believes that its use of technology has reduced its overall expenses and increased its overall employee productivity.

Selective's technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut.

                                Field Strategy
To support its appointed independent agents, Selective employs a field underwriting model and a field claims model that are supported by the home office in Branchville, New Jersey, and six regional branch offices (Region):

Region	Office Location
Chesapeake	Hunt Valley, Maryland
Mid-America	Columbus, Ohio
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Pennsylvania	Allentown, Pennsylvania
Southern	Charlotte, North Carolina

As of December 31, 2004, Selective had approximately:

  71 field underwriters, known as agency management specialists (AMS).  AMSs live in the geographic vicinity of Selective's appointed agents and generally work from offices in their home.  Selective believes that, because they live in proximity to agents, AMSs are able to build strong relationships with agents through direct and regular interaction and be in a position to better evaluate new business opportunities.

  60 loss control representatives (LCR).  LCRs are located in the Regions and are responsible for surveying and assessing insured risks from a risk/safety standpoint.

  130 field claims adjusters, known as claim management specialists (CMS).  Like AMSs, CMSs live in the geographic vicinity of Selective's appointed agents and generally work from offices in their homes.  Selective believes that, because of their geographic location, CMSs are able to conduct on-site inspections of losses and obtain better knowledge about potential exposures and settle claims faster, more accurately, and with higher levels of customer satisfaction.

                                Field Underwriting
Selective seeks to price and underwrite a variety of insurance risks and focuses its efforts on four market segments:

  Small business accounts that can be written through the Internet-based One & Done® automated underwriting template;

  Middle market business accounts with annual premiums between $10,000 and $250,000, which are the primary focus of the AMSs;

  Middle market to large business accounts with annual premiums over $250,000 which often use alternative risk transfer mechanisms to self-insure portions of their risks. These risks are handled jointly by AMSs and a specialized Commercial Lines unit, Selective Risk Managers; and

  Personal Lines.

Selective believes that its underwriting process, which addresses "one risk at a time," is unique.  It requires communication and interaction among:

  The independent agents and the AMSs, who identify product and pricing needs;

  Selective's strategic business units (SBUs), which are located in the home office, are organized by customer and product type, and develop Selective's underwriting guidelines, including:

    Line of Business, which focuses on commercial auto, general liability, workers compensation, business owners program, and commercial property;

    Bonds, both fidelity and surety;

    Manufacturing, which in addition to manufacturers, also includes wholesalers and distributors;

    Mercantile & Service, which focuses on retail, office, service businesses, restaurants, and hotels;

    Contractors, both general and subcontractors; and

    Specialty Programs, which focuses on public entities, social services, golf courses, and religious institutions.

  The Regions, which work with the SBUs to establish annual premium goals; and

  The Actuarial Department, which is located in the home office, and determines rate level and monitors profitability.

Selective believes that its LCRs and the wide range of loss control services that they provide to Selective's insureds to improve their risk management are an advantage of Selective's field underwriting model.  For its middle market to large business accounts, LCRs generally conduct loss control surveys before the risk is underwritten.  This survey process permits Selective to select above average risks and helps insureds better manage their exposures.  Many of the services that Selective provides are similar to those provided by national property and casualty companies to only their largest risks, including thermographic infrared surveys, hazard assessment and analysis, and OSHA construction and general industry certification training.  LCRs also conduct loss control service calls after an account is written.  This process permits Selective to reduce the risks on accounts already written by reducing loss frequency.  Through its website, Selective offers a variety of loss control education materials, including a large library of coverage-specific safety materials and videos.

Selective also has an underwriting service center (USC) located in Richmond, Virginia.  The USC assists Selective's agents by servicing small-to-mid-size business customers. In the USC, Selective employees, who are licensed agents, respond to customer inquiries about insurance coverage, billing transactions, and other matters.  The agent, as consideration for these services, receives a commission that is slightly lower than the standard.  Selective has found that the USC also provides additional opportunities to increase NPW, as larger agencies, notably those owned by agency aggregators such as large banks, seek insurance companies that have service center capabilities.  Underwriters in the USC work closely with AMSs and the Regions.

Selective has analyzed and continues to analyze its underwriting profitability by line of business, account, and agency product type.  Selective's goal is to continue to underwrite the risks that it understands well and that, in aggregate, are profitable.

                                Field Claims Management
Effective, fair, and timely claims management is one of the most important customer services that Selective provides and one of the critical factors in achieving underwriting profitability.  Selective's claims policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling losses and loss expenses.  CMSs are primarily responsible for investigating and settling claims directly with policyholders and claimants.  By promptly and personally investigating claims, CMSs are able to provide personal service and quickly resolve claims.  CMSs also provide guidance on the handling of the claim until its final disposition.  Selective also believes that by visiting the site of the claim, and meeting face to face with the insured or claimant, that the settlement will be more accurate.  In territories where there is insufficient claim volume to justify the placement of a CMS, or when a particular claim expertise is required, Selective uses independent adjusters to investigate and settle claims.

Claim settlement authority levels are established for each CMS and CMS supervisor based on their experience and expertise, up to a regional branch office limit of $100,000.  Casualty claims with exposure potential generally in excess of $100,000, significant exposure to catastrophic injury or damage, property claims with an exposure greater than $50,000, and claims involving lawsuits against us and/or questions of coverage are reported to the corporate headquarters, where senior claim specialists review the claims and determine the appropriate reserve.  All environmental and other latent exposure claims are referred to a centralized environmental claims unit at the home office, which specializes in the management and consistency of decisions regarding coverage application for these types of exposures.

Selective has a centralized special investigative unit (SIU) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.  The SIU adheres to uniform internal procedures to improve detection and takes action on potentially fraudulent claims.  It is Selective's policy to notify the proper authorities of its findings.  Selective believes this policy sends a clear message that it will not tolerate fraudulent activity committed against itself or its customers. The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.

Selective also has a claims service center (CSC), co-located with the USC, in Richmond, Virginia.  The CSC provides enhanced services to Selective's policyholders, including immediate claim triage 24 hours a day, seven days a week.  The CSC is designed to reduce the cycle time on first-party automobile claims and increase the usage of Selective's discounts at body shops, glass repair shops, and car rental agencies.

Selective has also implemented additional loss and loss expense cost containment initiatives.  These initiatives include: (i) a comprehensive managed care program, which has reduced workers' compensation and automobile loss costs; (ii) voluntary automobile repair shop and rental programs; (iii) legal bill review; and (iv) salvage and subrogation review.

            Reinsurance
In the ordinary course of their business, the Insurance Subsidiaries reinsure a portion of the risks that they underwrite in order to control exposure to losses and protect capital resources.  Reinsurance also permits the Insurance Subsidiaries additional underwriting capacity by permitting them to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus.  For a premium paid by the Insurance Subsidiaries, reinsurers assume a portion of the risks ceded by the Insurance Subsidiaries.  Selective uses traditional forms of reinsurance and does not utilize finite risk reinsurance.  Amounts not reinsured are known as retention.  The Insurance Subsidiaries use two types of reinsurance to control exposure to losses:

  Treaty reinsurance, in which certain types of policies are automatically reinsured without the need for approval by the reinsurer of individual risks covered; and
  Facultative reinsurance, in which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer.  Facultative reinsurance is primarily used for policies with limits greater than the limits available under the reinsurance treaties.

In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002 (TRIA).  The act establishes a temporary federal program of shared public and private compensation for insured commercial property and casualty losses resulting from an "act of terrorism," as defined in the Act (certified loss).  The bill limits certified losses to "international terrorism" defined as an act committed on behalf of any foreign person or foreign interest where the damage from the event is in excess of $5 million and the event was not committed in the course of a war declared by the United States. Terrorism acts related to the use of nuclear, biological or chemical (NBC) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the loss.  Please refer to the Insurance Regulation section of Item 1 and the Reinsurance section of Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operation" for further discussion of TRIA.

The following table summarizes the significant reinsurance treaties covering the Insurance Subsidiaries:

Treaty	Reinsurance Coverage	Terrorism Coverage
TRIA, Federal Statutory Program

See above for the description of TRIA.  90% of all TRIA certified losses above the retention.  Selective's retention for 2005 is approximately $169.0 million.  Terrorism acts related to the use of NBC weapons are covered by TRIA provided that the Secretary of the Treasury certifies the event.

Legislative renewal of TRIA for periods after 2005 is uncertain as of the date of this report.
Terrorism Aggregate Excess of Loss

$45 million in the aggregate in excess of a $15 million retention in the aggregate for TRIA certified losses, as well as, non-certified terrorism losses related to the release or use of any NBC weapons or agents.

Yes.
Property Excess of Loss

$18 million above a $2 million retention in three layers.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

• $3 million in excess $2 million layer provides unlimited reinstatements, no annual aggregate limit;

• $5 million in excess $5 million layer provides seven reinstatements, $40 million annual aggregate;

• $10 million in excess $10 million layer provides two reinstatements, $30 million annual aggregate;

All NBC losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBC losses, the treaty distinguishes between acts certified under TRIA and those that are not.

The treaty provides annual aggregate limits for TRIA certified (other than NBC) acts of $9 million for the first layer, $15 million for the second layer and $20 million for the third layer.  Non-certified terrorism losses (other than NBC) are subject to the normal limits under the treaty.

Property Catastrophe Excess of Loss

$150 million above $15 million retention in three (3) layers:

• 95% of losses in excess of $15 million up to $50 million;

• 95% of losses in excess of $50 million up to $100 million;

• 81% of losses in excess of $100 million up to $165.0 million.

The Treaty provides one reinstatement per layer, $266.8 million in annual aggregate limit, net of our co-participation.

TRIA losses are excluded from the treaty. In addition, all NBC losses are excluded regardless of whether or not they are certified under TRIA.
New Jersey Homeowners Property 75% Quota Share	75% of incurred first party New Jersey Homeowners property loss up to $75 million per occurrence.	Yes. The treaty follows the form of the original policies for terrorism.
Casualty Excess of Loss

Per occurrence coverage of $46.5 million in excess of $2 million retention and $1.5 million co-participation in the layer covering $3 million in excess of the $2 million retention.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

• $3 million in excess $2 million layer provides six reinstatements, $10.5 million annual aggregate limit, net of our co-participation;

• $7 million in excess $5 million layer provides three reinstatements, $28 million annual aggregate limit;

• $9 million in excess $12 million layer provides two reinstatements, $27 million annual aggregate limit;

• $9 million in excess $21 million layer provides one reinstatement, $18 million annual aggregate limit;

• $10 million in excess of $30 million layer provides one reinstatement, $20 million annual aggregate limit;

• $10 million in excess of $40 million layer provides one reinstatement, $20 million annual aggregate limit.

All NBC losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBC losses, the treaty distinguishes between acts certified under TRIA and those that are not.

The annual aggregate limit for TRIA certified losses (other than NBC) is capped at two times each layer's occurrence limit, or $93.0 million, excluding our co-participation.  Non-certified terrorism losses (other than NBC) are subject to the normal limits under the treaty.

Surety Excess of Loss

The treaty provides per loss/per principal coverage up to $7.2 million in excess of $1.0 million retention and $0.8 million co-participation.  The treaty provides the following reinstatements and annual aggregate limits:

• $3 million in excess $1 million layer provides two reinstatements, $8.1 million annual aggregate limit, net of our co-participation;

• $5 million in excess $4 million layer provides one reinstatement, $9 million annual aggregate limit, net of our co-participation.

Contract does not provide specific exclusions regarding certified or non-certified terrorism losses.
Flood	100% reinsurance by the federal government's National Flood Insurance Program Write Your Own program.	None.

Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.  Accordingly, reinsurance involves credit risk and is generally subject to aggregate loss limits.  Selective monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically through a management-composed reinsurance market security committee.  Selective selects reinsurers based on their (i) financial condition, (ii) their ratings from A.M. Best and Standard and Poor's Insurance Rating Services (S&P), (iii) business practices, and (iv) the prices of their product offerings.  Selective also gathers information regarding reinsurers from its reinsurance brokers, direct reinsurers, and market sources.  In general, Selective only enters into reinsurance agreements with reinsurers that have an "A-" or better rating by A.M. Best.

Selective's five largest reinsurers, based on 2004 ceded premiums, and their respective ratings by A.M. Best are shown on the following table:

		Premium Ceded
Reinsurer	A.M. Best Rating	(In Thousands)
National Flood Insurance Program	Not rated - Federal Program	$77,957
Swiss Reinsurance America Corporation	"A+ (Superior)"	$11,408
American Re-Insurance Company	"A (Excellent)"	$10,165
Hartford Steam Boiler Inspection & Insurance Company	"A++ (Superior)"	$ 6,976
Motors Insurance Corporation	"A (Excellent)"	$ 5,743

                 Reinsurance Pooling Agreement
The Insurance Subsidiaries are parties to an inter-company reinsurance pooling agreement (Pooling Agreement).  The purpose of the Pooling Agreement is to:

  Pool or share proportionately the underwriting profit and loss results of property and casualty underwriting operations through reinsurance;

  Prevent any Insurance Subsidiary from suffering undue loss;

  Reduce administration expenses; and

  Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

Under the Pooling Agreement, all of the Insurance Subsidiaries mutually reinsure all insurance risks written by them and outstanding as of June 30, 1995 and thereafter written pursuant to the respective percentage set forth opposite each Insurance Subsidiary's name on the table below:

Insurance Subsidiary	Respective Percentage
SICA	55.5%
SWIC	21.0%
SICSC	9.0%
SICSE	7.0%
SICNY	7.0%
SICNE	0.5%

                Net Loss and Loss Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.

When a claim is reported to an Insurance Subsidiary, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.

In addition to case reserves, and in accordance with industry practice, Selective maintains estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR).  Using generally accepted actuarial reserving techniques, Selective projects estimates of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  To determine the final projected ultimate loss and loss expense reserves, Selective's management performs a review. This review incorporates meetings with its Actuarial Department to review the latest loss and loss expense reserve analyses, which are performed quarterly. During these meetings, the range of reserves determined annually at the end of Selective's reporting year are also considered in addition to the most recent loss trends.  Loss trends include, but are not limited to large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues.  Since loss trends take a longer time to manifest themselves in actuarial analyses, Selective's review also includes factors such as: (i) per claim information; (ii) Selective and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.

Based on its review, Selective's management determines the ultimate net liability for losses and loss expenses.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. However, given that there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors, Selective also began using independent actuaries in 2003 to opine on the adequacy of its reserves.  The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.  Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.

After taking into account all relevant factors, Selective believes that the reserve for net losses and loss expenses at December 31, 2004, is adequate to provide for the ultimate net costs of claims incurred as of that date.  Establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  For further discussion and information about loss and loss expense reserves, see Item 8, "Financial Statements and Supplementary Data," Note 7 to the consolidated financial statements.

The table on page 13 provides information about reserves for net losses and loss expenses and presents the development of balance sheet net reserves for 1994 through 2004.  The top three lines of the table reconcile gross reserves to net reserves for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years.  The upper portion of the table shows the re-estimated amount of the previously recorded gross and net reserves with related reinsurance recoverable, based on experience as of the end of each succeeding year.  The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

The lower section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.  For example, as of December 31, 2004, Selective paid $815.9 million of the currently estimated $898.3 million of losses and loss expenses that were incurred through the end of 1994; thus, the difference, an estimated $82.4 million of losses and loss expenses incurred through 1994, remained unpaid as of December 31, 2004.

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years.  For example, the 1994 reserve developed a $10.4 million net deficiency over the course of the succeeding ten years while, on a gross basis, the 1994 reserve developed a $112.1 million deficiency over the same period.  The net amount has been included in net income over the past ten years.  The cumulative net deficiencies in 2003, 2002, 2001 and 2000 are the result of normal reserve development inherent in the uncertainty in establishing reserves, anticipated loss trends, growth in business, as well as increased reinsurance retentions.

In evaluating this information, each amount includes the total of all changes in amounts for prior periods. For example, the amount of deficiency to losses settled in 2004, but incurred in 2000, will be included in the cumulative net deficiency amounts in 2003, 2002, 2001 and 2000. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table. During 1999, Selective significantly increased gross and ceded reserves by $37.5 million for prior accident years related to unlimited medical claims ceded to the Unsatisfied Claim and Judgment fund in the state of New Jersey.  Approximately 40% of the cumulative gross deficiency for years 1998 and prior stems from this increase.

                Analysis of Net Loss and Loss Expense Development

(in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross reserves
for unpaid losses
and loss expenses
at December 31	$999.4	1,120.1	1,189.8	1,161.2	1,193.3	1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2
Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31	$(111.5)	(121.4)	(150.2)	(124.2)	(140.5)	(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)
Net reserves for
unpaid losses and
loss expenses at
December 31	$887.9	998.7	1,039.6	1,037.0	1,052.8	1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4
Net reserves estimated as of:
One year later	$900.6	989.5	1,029.5	1,034.5	1,044.2	1,080.7	1,125.5	1,151.7	1,258.1	1,408.1
Two years later	899.5	977.6	1,028.1	1,024.8	1,035.9	1,088.2	1,152.7	1,175.8	1,276.3
Three years later	894.9	974.4	1,020.5	1,014.0	1,033.3	1,115.6	1,181.9	1,210.7
Four years later	894.7	965.2	1,014.4	998.1	1,040.3	1,134.4	1,220.2
Five years later	892.2	960.8	1,000.9	997.9	1,049.9	1,156.0
Six years later	888.9	955.2	1,002.1	1,003.6	1,058.6
Seven years later	890.2	956.7	1,006.5	1,011.6
Eight years later	891.3	959.5	1,010.9
Nine years later	894.9	962.4
Ten years later	898.3
Cumulative net
redundancy
(deficiency)	$(10.4)	36.3	28.7	25.4	(5.8)	(74.2)	(108.4)	(78.9)	(33.2)	(4.9)
Cumulative amount of net reserves paid through:
One year later	$259.4	280.4	303.6	313.7	328.1	348.2	399.2	377.1	384.0	414.5
Two years later	443.4	481.6	519.6	531.1	537.5	600.3	649.1	627.3	653.3
Three years later	573.7	628.0	674.7	665.5	703.8	767.5	815.3	807.2
Four years later	661.3	722.2	760.8	760.8	797.1	870.8	930.9
Five years later	716.0	773.3	820.0	812.2	856.1	933.6
Six years later	748.4	811.9	850.9	849.7	892.2
Seven years later	774.6	832.9	877.3	875.9
Eight years later	790.2	852.0	896.0
Nine years later	804.0	866.1
Ten years later	815.9

Re-estimated
gross liability	$1,111.5	1,191.0	1,250.5	1,236.2	1,284.7	1,397.3	1,427.8	1,425.4	1,464.2	1,611.2
Re-estimated
reinsurance
recoverable	$(213.2)	(228.6)	(239.7)	(224.7)	(226.1)	(241.3)	(207.6)	(214.7)	(187.9)	(203.1)
Re-estimated net
Liability	$898.3	962.4	1,010.9	1,011.6	1,058.6	1,156.0	1,220.2	1,210.7	1,276.3	1,408.1
Cumulative gross
(deficiency)	$(112.1)	(70.9)	(60.7)	(75.0)	(91.4)	(123.5)	(155.2)	(127.1)	(60.7)	(23.4)
Cumulative net
redundancy
(deficiency)	$(10.4)	36.3	28.7	25.4	(5.8)	(74.2)	(108.4)	(78.9)	(33.2)	(4.9)

Note:  Some amounts may not foot due to rounding.

                Reconciliation of Statutory to GAAP Losses and Loss Expense Reserves
The Insurance Subsidiaries are required in most of the domiciliary jurisdictions to report their results pursuant to statutory accounting principles and reporting formats established by the National Association of Insurance Commissioners (NAIC).  Statutory accounting principles differ from GAAP, under which Selective is required to report its financial results to the Securities and Exchange Commission (SEC).  Selective believes that providing only a GAAP presentation of financial information would make it more difficult for agents, customers, and investors to evaluate Selective's success or failure in its insurance business.  Consequently, Selective includes the use of statutory accounting principles measures in presentations of its financial information.

The statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (i) the ratio of incurred losses and loss adjustment expenses to net earned premium; (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (iii) the ratio of dividends to policyholders to net earned premium.  The GAAP combined ratio is calculated in the same manner, except that it is based on GAAP amounts and the denominator for each component is net earned premium.

When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.  The combined ratio does not reflect investment income, federal income taxes, or other non−operating income or expense.  Selective has consistently produced a lower combined ratio than the property and casualty insurance industry in general outperforming the industry for the past ten years by an average of 3 points.

The following table reconciles losses and loss expense reserves under statutory accounting principles and GAAP:

(in thousands)	2004	2003
Statutory losses and loss expense reserves (1)	$1,615,124	1,404,186
Provision for uncollectible reinsurance	4,325	2,325
Elimination of inter-company profit in loss expense reserves (2)	(2,957)	(2,896)
Other	(47)	(413)

GAAP losses and loss expense reserve - net	1,616,445	1,403,202
Reinsurance recoverable on unpaid losses and loss expenses	218,772	184,611
GAAP losses and loss expense reserves - gross	$1,835,217	1,587,813

(1)	Statutory losses and loss expense reserves are presented net of reinsurance recoverable on unpaid losses and loss expenses.
(2)	Alta Services LLC, an affiliate of the Insurance Subsidiaries, charges a fee for managed care services, which is included in loss expense.

                Environmental Reserves
Reserves established for liability insurance include exposure to environmental claims, both asbestos and non‑asbestos.  These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  In addition, a portion of our environmental losses relate to homeowners claims covering the leakage of certain underground storage tanks.  Selective's asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies.

"Asbestos claims" are claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos‑containing products.  During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2004, asbestos claims constituted 91% of our 3,310 environmental claims compared with 91% of our 3,058 outstanding environmental claims at December 31, 2003.

"Non‑asbestos claims" are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented to us, other than asbestos claims.  These claims include landfills, leaking underground storage tanks and mold.  In past years, landfill claims have accounted for a significant portion of Selective's environmental claim unit's litigation costs. During 2004, Selective also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections. To address this issue, Selective began restricting writings of policies with coverage for underground heating oil storage tanks, company wide, approximately two years ago, and are reviewing possible coverage changes for existing business.

Although Selective has had limited mold claims activity in the past and does not write business in states that have historically been most exposed to these claims, in order to support and affirm the exclusion of mold claims, Selective added the Insurance Services Office (ISO) mold coverage limitation endorsement to all homeowner renewals beginning in the fourth quarter of 2002, except in New York where the exclusion has not been approved.

Selective refers all environmental claims to its centralized environmental claim unit, which specializes in the claim management of these exposures.  Environmental reserves are evaluated on a case‑by‑case basis.  As cases progress, the ability to assess potential liability often improves.  Reserves are then adjusted accordingly.  In addition, each case is reviewed in light of other factors affecting liability, including judicial interpretation of coverage issues.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes.  However, management is not aware of any emerging trends that could result in future reserve adjustments.  Moreover, normal historically based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

                Insurance Regulation

                                General
Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business.  Such supervision and regulation relates to a variety of aspects of an insurance company's business and financial condition.  The primary public purpose of such supervision and regulation is to protect insurer policyholders; not insurer shareholders.  The extent of regulation varies, and generally is derived from state statutes that delegate regulatory, supervisory, and administrative authority to state insurance departments.  Selective believes that it is in compliance in all material respects with applicable regulatory requirements as of the date of this report.

Although the United States government does not directly regulate the insurance industry, federal initiatives from time-to-time can have an impact on the industry.  For example, on November 26, 2002, TRIA legislation was signed into law and will be in effect through December 31, 2005.  TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance.  Insurance companies with direct commercial insurance exposure in the United States are required to participate in this program.  TRIA rescinded all previously approved exclusions for terrorism.  Policyholders for non-workers compensation policies have the option to accept or decline the terrorism coverage Selective offers in its policies, or negotiate other terms.  The terrorism coverage is mandatory for all workers' compensation primary policies.  In addition, ten of the twenty states Selective writes commercial property coverage in mandate the coverage of fire following an act of terrorism.  These provisions apply to new policies written after enactment of TRIA.  In 2004, approximately 90% of our commercial non-workers compensation policyholders purchased terrorism coverage.  A terrorism act has to be certified by the Secretary of Treasury in order to be covered by TRIA.  TRIA limits the certified losses to "international terrorism" defined as an act committed on behalf of any foreign person or foreign interest where the damage from the event is in excess of $5 million and the event was not committed in the course of a war declared by the United States.  Terrorism acts related to the use of nuclear, biological or chemical (NBC) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the loss.  Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available.  This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year.  For 2004, the deductible equaled 10% of 2003 commercial lines direct earned premium.  For 2005, it will equal 15% of 2004 commercial lines direct earned premium.

For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%.  Although the provisions of TRIA will serve to mitigate Selective's exposure in the event of a large-scale terrorist attack, Selective's deductible is substantial, approximately $97 million in 2004 and $169.0 million in 2005.  Selective, therefore, continues to monitor concentrations of risk.  Selective maintains a reinsurance treaty that covers $45 million in the aggregate in excess of a $15 million retention in the aggregate for TRIA certified losses and non-certified NBC losses.

The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (GLB), and related regulations govern the privacy of consumer financial information.  GLB limits disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes.  GLB generally applies to disclosures to non-affiliated third parties, but not to disclosures to affiliates.  Many states in which Selective operates have adopted laws that are at least as restrictive as GLB.  Privacy of consumer financial information is an evolving area of regulation requiring continued monitoring to ensure continued compliance with GLB.

Selective cannot quantify the financial impact it would incur to satisfy revised or additional regulatory requirements that may be imposed in the future.

                                State Regulation
The regulatory authority of state insurance departments extends to such matters as insurer solvency standards, insurer and agent licensing, investment restrictions, payment of dividends and distributions, provisions for current losses and future liabilities, deposit of securities for the benefit of policyholders, restrictions on policy terminations, unfair trade practices, and approval of premium rates and policy forms.  State insurance departments also conduct periodic examinations of the financial and business affairs of insurers and require insurers to file annual and other periodic reports relating to their financial condition.  Regulatory agencies require that premium rates not be excessive, inadequate, or unfairly discriminatory.  The Insurance Subsidiaries, consequently, must file all rates for commercial and personal insurance with the insurance department of each state in which they operate.

All states have enacted legislation that regulates insurance holding company systems.  Each insurance company in a holding company system is required to register with certain insurance supervisory agencies and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers.  Pursuant to these laws, the respective departments may: (i) examine Selective and the Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate; and (iii) require prior approval or notice of certain transactions, such as dividends or distributions to the Parent from the Insurance Subsidiary domiciled in that state.

                                National Association of Insurance Commissioners (NAIC) Guidelines
The Insurance Subsidiaries are subject to statutory accounting principles and reporting formats established by the NAIC.  The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System (IRIS).  IRIS identifies 11 industry ratios and specifies "usual values" for each ratio.  Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer's business.  The Insurance Subsidiaries have consistently met all of the IRIS ratio tests.

NAIC model laws and regulations are not usually applicable unless enacted into law or promulgated into regulation by the individual states.  The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all states. All of the Insurance Subsidiaries states of domicile, except New York, are accredited by the NAIC.  Examinations conducted by, or along with, accredited states can be accepted by other states.  The NAIC intends to create an eventual nationwide regulatory network of accredited states.

The NAIC model laws and regulations are also intended to enhance the regulation of insurer solvency.  These model laws and regulations contain certain risk-based capital requirements for property and casualty insurance companies designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk.  Insurers with a ratio below 200% of their total adjusted capital to their "Authorized Control Level," as calculated pursuant to the NAIC model laws and regulations, are subject to different levels of regulatory intervention and action.  Based upon the unaudited 2004 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital substantially exceeded 200% of the Authorized Control Level.

                Investments Segment
Selective's investment philosophy is to maximize after-tax returns over extended periods of time while providing liquidity and preserving assets and stockholders' equity.  Selective's investment portfolio consists primarily of fixed maturity investments, but it also holds short-term investments, equity securities, and other investments.  Selective believes that prudent levels of investments in equity securities and other investments within the investment portfolio are likely to enhance after-tax returns without significantly increasing the risk profile of the portfolio when considered over long periods of time and when balanced with leverage and insurance risk considerations.

At December 31, 2004, Selective's investment portfolio consisted of $2,366.9 million (83%) of fixed maturity securities, $331.9 million (12%) of equity securities, $98.7 million (4%) of short-term investments, and $44.1 million (1%) of other investments.

Selective's fixed maturity portfolio is comprised primarily of highly rated securities with almost 100% rated investment grade. The average rating of its fixed maturity securities is "AA" by S & P, their second highest credit quality rating.  Selective expects to continue to invest primarily in high quality, fixed maturity investments.

Selective's overall fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. Selective manages the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The average duration of the fixed maturity portfolio, excluding short-term investments was 4.3 years at December 31, 2004 compared with 4.5 years at December 31, 2003.

Selective's Investment segment operations are based in Branchville, New Jersey.

For additional information about investments, see the sections entitled, "Investments," in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Data," Note 4 to the consolidated financial statements.

                Diversified Insurance Services Segment
Selective's Diversified Insurance Services segment provides fee-based revenues that contribute to earnings, increase operating cash flow, and help mitigate potential volatility in insurance operating results.  The Diversified Insurance Services operation has three major components:

  Human resource administration outsourcing (HR Outsourcing) products and services, which are sold by Selective HR Solutions, Inc. (SHRS), located in Sarasota, Florida;

  Managed care products and services, which are sold by Alta Services, LLC (Alta), a New Jersey-based managed care company that provides medical claims handling services to the Insurance Subsidiaries and other insurers; Consumer Health Network Plus, LLC (CHN), a New Jersey-based preferred provider organization (PPO); Northeast Health Direct, LLC (NHD), a New England-based PPO; and SelecTech, LLC, a New Jersey-based third party administrator (collectively, CHN Solutions), which are primarily located in Hamilton, New Jersey; and

  Federal flood insurance, which is sold to homeowners and commercial customers by the Insurance Subsidiaries, through over 6,000 independent agents in 48 states and the District of Columbia.

The Diversified Insurance Services segment fits into Selective's business model in one of two ways:  (i) complementary by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers, or (ii) vertically by one subsidiary using another's products or services in its own production or supply output or vice versa.

The results for this segment's continuing operations are as follows:
For the Year Ended December 31,	2004	2003	2002
($ in thousands)
HR Outsourcing
Revenue	$53,710	44,096	38,127
Pre-tax profit (loss)	2,244	(379)	(1,397)
Flood Insurance
Revenue	29,169	23,630	18,317
Pre-tax profit	8,508	6,094	3,863
Managed Care
Revenue	18,930	22,061	22,525
Pre-tax profit	2,495	3,151	3,010
Other
Revenue	2,587	2,053	1,827
Pre-tax profit	923	357	438
Total
Revenue	104,396	91,840	80,796
Pre-tax profit	14,170	9,223	5,914
After-tax profit	9,322	6,160	4,051
After-tax return on revenue	8.9%	6.7%	5.0%

                Human Resource Administration Outsourcing
Selective HR Solutions, Inc., and its subsidiaries (individually and collectively, SHRS) is a professional employer organization (PEO) that was founded by independent insurance agents.  SHRS provides HR outsourcing services, including human resources management and support, employee benefits, payroll and tax processing.  SHRS also offers risk and compliance management products and services, including workers' compensation insurance programs.  SHRS services are designed to improve the productivity and profitability of small and medium-sized businesses by relieving business owners of many employer-related administrative and regulatory burdens, permitting them to focus on their businesses.  SHRS's customers are small business owners who generally have existing relationships with independent agents.  Selective believes that SHRS is the only PEO that distributes products and services exclusively through independent insurance agents in the states where it operates.  Currently, the HR Outsourcing unit's co-employer component would be ranked the 12th largest in the nation when compared to a ranking published by Florida Trend magazine, based on employee count.

SHRS enters into agreements with clients that establish a three-party relationship under which SHRS and the client are co-employers of the employees who work at the client's location (worksite employees).  Under its agreements, SHRS assumes responsibility for personnel administration and compliance with many employment-related governmental regulations, while the client retains the employees' services for its business.  Because SHRS provides employer-related services to a much larger number of employees than any individual client, SHRS can perform these services more efficiently, provide a greater variety of employee benefits, and is able to devote more attention to human resource management than the client otherwise would.

Selective continues to focus on further educating its agents in an effort to improve upon their knowledge and effectiveness in selling HR Outsourcing services and products in order to expand SHRS's business.  Currently, 56 of the approximately 750 independent agents of the Insurance Subsidiaries actively sell the product, as well as 48 independent agents in Florida.  Since Selective acquired SHRS in 1999, the number of worksite employees has increased to approximately 23,000 from approximately 12,000.  SHRS also enters into agreements with client companies pursuant to which it provides limited services, such as payroll-only administration, which does not give rise to any co-employment relationships.

                Managed Care
The goal of Selective's managed care program, delivered through CHN Solutions, is to return patients to their normal routine, at work and at home, and to ensure that medical costs are delivered in the most cost-effective manner possible.  CHN Solutions' managed care program provides workers' compensation and automobile medical claim services, health network services, third party administrative services, and competitive medical fee schedules to a membership-based medical provider network in New Jersey, while bearing no underwriting risk.  CHN Solutions' medical claim services include first report of injury, referrals to medical providers, comprehensive medical case management, and medical bill audits and re-pricing.  The managed care program also provides medical claim management services under New Jersey's Automobile Insurance Cost Reduction Act.

Network expansion continues to be a major initiative for CHN Solutions' managed care program. During 2004, CHN Solutions' medical provider network expanded to approximately 95,000 locations from 88,000 locations in 2003 and was ranked as the number one PPO in New Jersey by Business News New Jersey, a source for business news and information in New Jersey.

                Flood Insurance
Selective is a servicing carrier in the "Write-Your-Own" (WYO) program of the United States government's National Flood Insurance Program (NFIP).  Selective has participated in the WYO program since the program's inception in 1983 and is currently the 8th largest WYO servicing carrier.  The WYO program is a cooperative undertaking of the insurance industry and the Federal Insurance Administration, which is part of the Federal Emergency Management Agency.  As a servicing carrier, Selective bears no risk of loss on flood insurance policies.  All of the premiums collected on flood insurance policies are ceded to the federal government and, in exchange, Selective receives a servicing fee, from which it pays agency commissions and other related expenses, as well as claims handling fees.

Selective is ranked "one of the top" flood insurance writers for the NFIP, and has received the endorsement of the Independent Insurance Agents and Brokers of America for its WYO program.  Currently, Selective is servicing more than 188,000 flood policies under the NFIP through over 6,000 independent agents in 48 states and the District of Columbia, as compared to 162,000 policies at this time last year. Sixty-eight percent of Selective's new WYO business in 2004 was processed by agents through Flood OnLine, our web-based system.

                Diversified Insurance Services Regulation
The companies within the Diversified Insurance Services segment are subject to certain laws and regulations. In particular, as a co-employer for some of its clients, SHRS is subject to federal, state, and local laws and regulations relating to labor, tax, employment, employee benefits, and immigration matters.  By contracting with its clients and creating a co-employer relationship with the worksite employees, SHRS may be assuming certain contractual and legal obligations and responsibilities of an employer and could incur liability for violations of such laws and regulations, even if it was not actually responsible for the conduct giving rise to such liability.  Some states in which SHRS operates have already passed licensing or registration requirements for PEOs.  These laws and regulations vary from state-to-state but generally provide for the monitoring of the fiscal responsibility of PEOs.  Currently, many of these laws and regulations do not specifically address the obligations and responsibilities of co-employers.  If these laws and regulations, such as the Employee Retirement Income Security Act, are ultimately applied to a co-employer's relationship with their worksite employees, such laws and regulations could have a material adverse effect on SHRS's results of operations or financial condition.

CHN Solutions operates as a managed care organization and/or a preferred provider organization (PPO) and is subject to laws and/or regulations in the states in which it does business.  Some states in which CHN Solutions transacts business have licensing and other statutory or regulatory requirements applicable to CHN Solutions' business, including laws that require licensing of businesses that provide medical review services.  Some of these laws apply to medical review of care covered by workers' compensation insurance.  These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures.  In addition, some states regulate the operation of managed care provider networks.  If additional statutory or regulatory requirements are imposed, to the extent CHN Solutions is governed by these requirements, increased costs of operation for CHN Solutions may result.

Both federal and state laws regarding privacy of medical records and patient privacy may also affect CHN Solutions.  Because CHN Solutions does not provide health insurance, or health care services, it is not a "covered entity" under the federal Health Insurance Portability and Accountability Act of 1996 and related regulations.  This, however, is an evolving area of regulation that requires us to continually monitor and review our operations.

Regulation in the healthcare, automobile personal injury protection, and workers' compensation businesses is constantly evolving.  Selective is unable to predict what additional government initiatives affecting its business may be promulgated in the future, if any.  Selective's businesses may be adversely affected by failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements.  While SHRS and CHN Solutions believe they are currently in compliance with all laws and regulations affecting their operations, there can be no assurance that, in the future, they will be able to satisfy new or revised licensing and regulatory requirements.

Competition
Selective faces significant competition in both the Insurance Operations and Diversified Insurance Services segments.

Property and casualty insurance is highly competitive on the basis of both price and service, and is extensively regulated by state insurance departments.  In 2004, Selective was ranked as the 54th largest property and casualty group in the United States based on the combined NPW, or premiums for all sold policies, by the Insurance Subsidiaries in 2003 by A.M. Best in its list, "Top Property/Casualty Writers."  The Insurance Operations compete with regional insurers, such as Cincinnati Financial, Ohio Casualty, and Harleysville, and national insurance companies, such as St. Paul Travelers, The Hartford, and Zurich.  Selective also competes against direct writers of insurance coverage, primarily in personal lines, such as GEICO and Progressive.  Many of these competitors have greater financial, technical and operating resources.  Purchasers of property and casualty insurance products do not always differentiate between insurance carriers and differences in coverage.  The more significant competitive factors for most of Selective's insurance products are price, coverage terms and claims service.  In addition, Selective also faces competition within each insurance agency that sells its insurance products as most of the agencies represent more than one insurance company.

With regard to the Diversified Insurance Services segment, during 2004 CHN Solutions was ranked as the number one PPO in New Jersey by Business News New Jersey, a source for business news and information in New Jersey.  Additionally, Employee Benefits News, a publication serving employee benefits decision makers ranked CHN Solutions as the 11th largest nationwide based on membership.  In 2004, SHRS would have been ranked as the 12th largest co-employer in the nation when compared to a ranking published by Florida Trend magazine, based on employee count.  Based on information obtained from Statutory Annual Statements, Selective believes that its Flood unit is the 8th largest write-your-own carrier for the federal government's National Flood Insurance Program .

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its section entitled "Risk Factors," for the potential impact these items could have on Selective's ability to compete.

Seasonality
Selective's insurance business experiences modest seasonality with regard to premiums written.  Due to the general timing of commercial policy renewals, premiums written are usually highest in January and July and lowest during the fourth quarter of the year.  Although the writing of premiums experiences modest seasonality, premiums are earned consistently over the period of coverage.  Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs.  Catastrophes can occur at any time during the year from weather-related events that include, but are not limited to, hail, tornadoes, windstorms and hurricanes.

Customers
 No one customer accounts for 10% or more of Selective's total revenue or the revenue of any one of its business segments.

Employees
At December 31, 2004, Selective had approximately 2,200 employees, of which approximately 1,800 worked in the Insurance Operations and Investments segment and approximately 400 worked in the Diversified Insurance Services segment.  None of Selective's employees are represented by a collective bargaining group.

Executive Officers of the Registrant
 The following table sets forth biographical information about Selective's Chief Executive Officer, Executive Officers and senior management, as of March 2, 2005:
Name, Age, Title	Occupation And Background
Gregory E. Murphy, 49 Chairman, President, & Chief Executive Officer

•      Present position since May 1999.

•      President, Chief Operating Officer, and Director, Selective Insurance, 1997 - May 1999.

•      Variety of executive positions, Selective Insurance, 1982 - 1997.

•      Certified Public Accountant (New Jersey) (Inactive).

•      Trustee, American Institute of CPCU.

•      Director, Insurance Information Institute.

•      Director, American Insurance Association.

•      Boston College (B.S.)

•      Harvard University (Advanced Management Program)

Jamie Ochiltree III, 52 Senior Executive Vice President, Insurance Operations

•      Present position since February 2004.

•      Executive Vice President, Insurance Operations, Selective Insurance, 1999 - February 2004.

•      Executive Vice President, Branch and Field Operations, Selective Insurance, 1997 - 1999.

•      Variety of executive positions at Selective Insurance, 1994 - 1997.

•      Vice President, Director of Sales and a variety of positions, Cincinnati Insurance Company, 1978 - 1993.

•      Miami University (B.A.)

•      Wharton School (Advanced Management Program)

James W. Coleman, Jr., 46 Executive Vice President, Diversified Insurance Services	• Present position since 1999. • Variety of executive positions, Selective Insurance, 1982 - 1999. • Haverford College (B.A.)
Richard F. Connell, 59 Executive Vice President and Chief Information Officer

•      Present position since August 2000.

•      Vice President & Chief Technology Officer, Liberty Mutual Insurance Company, 1996 - August 2000.

•      Chief Information Officer, Seguros Monterrey Aetna, 1993 - 1996.

•      Vice President of Information Services and other executive positions, Aetna Life & Casualty, 1980 - 1993.

•      Board member, ACORD, an insurance data standards organization

•      Central Connecticut State University (B.S.)

Kerry A. Guthrie, 47 Executive Vice President and Chief Investment Officer

•      Present position since February 2005

•      Senior Vice President and Chief Investment Officer, Selective Insurance, August 2002 - February 2005.

•      Vice President and Senior Investment Officer, Selective Insurance, February 2002 -August 2002.

•      Vice President, Investments, 1996 - February 2002.

•      Chartered Financial Analyst

•      Certified Public Accountant (New Jersey) (Inactive)

•      Member, New York Society of Security Analysts.

•      Siena College (B.S. Accounting)

•      Fairleigh Dickinson University (M.B.A. Finance)

Name, Age, Title	Occupation And Background
Dale A. Thatcher, 43 Executive Vice President, Chief Financial Officer and Treasurer

•     Present position since February 2003.

•     Senior Vice President, Chief Financial Officer and Treasurer, Selective Insurance, April 2000 to February 2003.

•      Chief Accounting Officer and Assistant Controller, Ohio Casualty Insurance Group, a property and casualty insurance company, 1989 - April 2000.

•      Senior Auditor, Great American Insurance Company, 1986 - 1989.

•      Certified Public Accountant (Ohio) (Inactive)

•      Chartered Property and Casualty Underwriter

•      Charted Life Underwriter

•      Member of the American Institute of Certified Public Accountants

•      Member of the Ohio Society of Certified Public Accountants

•      University of Cincinnati (BBA Accounting; MBA, Finance)

Ronald J. Zaleski, 50 Executive Vice President and Chief Actuary

•      Present position since February 2003.

•      Senior Vice President and Chief Actuary, Selective Insurance, February 2000 - February 2003.

•      Vice President and Chief Actuary, Selective Insurance, September 1999 - February 2000.

•      Vice President and Chief Actuary, TIG Insurance Company, a property and casualty specialty company, 1998 - February 2000.

•      Consultant, MRH&T Consulting, 1997 - 1998.

•      Senior Vice President and Chief Actuary and variety of senior executive positions, Zurich Personal Insurance, 1976 - 1997.

•      Fellow of Casualty Actuarial Society.

•      Member of the American Academy of Actuaries.

•      Loyola College (B.A.)

Debra P. Carter, 48 Senior Vice President and Director of Human Resources

•      Present position since February 2003.

•      Vice President and Director of Human Resources, Selective Insurance, 1992 - February 2003.

•      Variety of executive positions, Selective Insurance, 1982 - 1992.

•      Susquehanna University (B.A.)

Sharon R. Cooper, 43 Senior Vice President and Director of Communications

•      Present position since February 2003.

•      Vice President and Director of Communication, Selective Insurance, December 2000 - February 2003.

•      Director of Media Relations, Allstate Insurance, a personal lines insurance company, from 1996 - December 2000.

•      Member, Society of Chartered Property Casualty Underwriters

•      University of Illinois (B.A.)

Michael H. Lanza, 43 Senior Vice President and General Counsel

•      Present position since July 2004.

•      Corporate advisor and legal consultant, April 2003 - July 2004

•      Executive Vice President & Corporate Secretary, QuadraMed Corporation, a publicly-traded healthcare technology company, September 2000 - March 2003

•      Vice President & Assistant General Counsel and a variety of executive legal positions, CIGNA Corporation, a publicly-traded insurance and financial services holding company, 1993 - September 2000.

•      Member, Society of Corporate Secretaries and Corporate Governance Professionals.

•      University of Connecticut (B.A.)

•      University of Connecticut School of Law (J.D.)

Information regarding Selective's directors is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005 in "Information About Proposal 1, Election of Directors," and is also incorporated by reference into Part III of this Form 10-K.

Available Information
Selective files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other required information with the SEC.  The public may read and copy any materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including Selective, that file electronically with the SEC.

Selective has a website, www.selective.com, through which its SEC reports, filings, and materials under Section 13(a) of 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 2.    Properties.
Selective's main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space.  Selective leases all of its other facilities.  The principal office locations related to Selective's three business segments are described in Item 1. "Business."  Selective believes that its facilities provide space for its present needs and that additional space, if needed, would be available on reasonable terms.

Item 3.    Legal Proceedings.
In the ordinary course of conducting business, Selective and its subsidiaries have been named as defendants in various legal proceedings.  Some of these lawsuits attempt to establish liability under insurance contracts issued by our Insurance Subsidiaries.  Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective's operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

Selective has previously described certain legal proceedings that primarily involve claims for damages, exclusive of interest and costs, that do not exceed and have not previously exceeded ten percent (10%) of the current assets of Selective and its subsidiaries on a consolidated basis.  As such, Selective will not further describe the following legal proceedings in subsequent reports:

Three Selective subsidiaries, Consumer Health Network Plus, LLC (CHN), Alta Services, LLC (Alta) and Selective Insurance Company of America (SICA), were named as defendants, together with ten other unrelated parties, in Berlin Medical Associates PA, et al. v. CMI New Jersey Operating Corp., et al., a purported class action that was filed on May 21, 2003, in the Superior Court of New Jersey, Law Division - Camden County.  The plaintiffs are several non-hospital health care providers that have preferred provider contracts with CHN.  The complaint alleges that CHN breached the preferred provider contracts by improperly reviewing and reducing the amount of its payments for services provided to insureds of insurance carriers, including SICA, which had contracted to lease CHN's network.  The complaint, which does not quantify the amount of damages sought, further alleges that insurance carriers were unjustly enriched by CHN's actions.  The Selective subsidiaries have vigorously defended this lawsuit and, together with the other defendants, filed a motion to dismiss.  After a hearing on that motion, the court ordered the plaintiffs to amend their complaint.  The plaintiffs did so in March 2004, and did not name Alta as a defendant.  In May 2004, all remaining defendants, including CHN and SICA, moved to dismiss the amended complaint, and in July 2004, they filed a motion to dismiss the class action allegations.  Both motions to dismiss were granted by the court on January 14, 2005.  On February 28, 2005, the plaintiffs filed an appeal of the decision to grant both motions to dismiss.  If the appeal is successful, CHN and SICA will continue to vigorously defend the case.  Given the procedural history of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.   At this time, however, Selective believes that an unfavorable outcome in the case would not have a material adverse effect on its financial condition, results of operations, or liquidity.

One of Selective's subsidiaries, Selective Insurance Company of the Southeast (SISE), is one of nine property and casualty insurance company defendants named in Howell, et al. v. State Farm, et al., a purported class action filed on May 18, 2004, in the United States District Court for the District of Maryland, Baltimore Division.  The court has not yet ruled on class certification.  The plaintiffs hold Standard Flood Insurance Policies (SFIP) issued by the defendant insurers, who are participants in the WYO program of the NFIP.  The FIA is an agency within the Federal Emergency Management Administration (FEMA).  All claims under SFIPs are 100% reinsured by FEMA.  The suit alleges that the insurers underpaid flood claims arising from Hurricane Isabel in breach of their contractual obligations, fiduciary duties, and the implied covenant of good faith and fair dealing, and seeks unspecified monetary damages.  The insurers, including SISE, have denied the allegations, noting that they adjusted the claims as fiduciary agents of the U.S. Government in accordance with specific federal guidelines.  The insurers also have filed a motion to dismiss certain of the claims, which the court has not yet decided.  Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  FEMA's Office of the General Counsel, however, has advised the defendant carriers that, in its opinion, the claims were adjusted in accordance with the law and that FEMA will indemnify and reimburse the defense costs of the defendant insurers, including SISE.  Consequently, Selective believes that its exposure in the case is minimal and not material.

SICA was named as a defendant in two alleged class action lawsuits filed in the Third Judicial Circuit, Madison County, Illinois, on October 11, 2003 (Eavenson I) and October 27, 2003 (Eavenson II).  Both cases are captioned Mark J. Eavenson, D.C., d/b/a/ Multi-Care Specialists, P.C. v. Selective Insurance Company of America.  The first complaint (Eavenson I) was amended on June 18, 2004.  The second complaint (Eavenson II) was amended on December 3, 2004.  Neither of the amended nor original complaints quantify the money damages being sought.  In Eavenson I, the plaintiff alleges that SICA's use of non-parties' preferred provider payment schedules, which reduces the medical provider's bill and/or denies payment of part or all of it, violates the Illinois Consumer Fraud Act and results in SICA's unjust enrichment.  The plaintiff also alleges that SICA inappropriately uses these schedules when making payments for medical services, on behalf of its insureds, pursuant to its automobile, homeowners, commercial liability and workers' compensation policies.  Discovery is on-going and SICA's motion to dismiss the amended complaint is pending, but not yet scheduled for argument.  The court has not yet certified whether a class exists.  The Eavenson II amended complaint contains similar allegations to those in Eavenson I regarding SICA's use of PPO networks.  The Eavenson II complaint also alleges that SICA's use of the PPO networks represents a civil conspiracy, violates the Illinois Consumer Fraud Act, and results in SICA's unjust enrichment.  SICA has not yet responded to the amended complaint and the court has not yet certified whether a class exists.  Discovery is on-going and SICA anticipates that it will file a motion to dismiss the amended complaint shortly.  SICA is vigorously defending both Eavenson I and Eavenson II.  Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  At this time, Selective believes that, should the case ultimately be decided unfavorably, it would not have a material adverse effect on its financial condition, results of operations, or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) Market Information
Selective's common shares are traded on the Nasdaq National Market under the symbol: "SIGI."  The following table sets forth the range of high and low bid information as reported on the Nasdaq National Market for Selective's common shares for each full quarterly period within the two most recent fiscal years:

	2004		2003
	High	Low	High	Low
First Quarter	$39.56	31.72	26.48	21.81
Second Quarter	40.34	33.46	26.90	24.28
Third Quarter	40.65	33.58	31.85	24.46
Fourth Quarter	45.96	35.70	33.00	28.64

On February 28, 2005, the closing price of Selective as reported on the Nasdaq National Market was $46.01.

(b) Holders
As of December 31, 2004, there were approximately 4,600 holders of record of Selective's common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends
Dividends on shares of Selective's common stock are declared and paid at the discretion of the Board of Directors based on Selective's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The following table provides information on the dividends declared for each quarterly period within Selective's two most recent fiscal years:

Dividend per share	2004	2003
First Quarter	$0.17	0.15
Second Quarter	0.17	0.15
Third Quarter	0.17	0.15
Fourth Quarter	0.19	0.17

Selective's ability to declare dividends is restricted by covenants contained in senior notes that it issued on May 4, 2000 (2000 Senior Notes) and August 12, 1994 (1994 Senior Notes).  See Note 8 to the consolidated financial statements entitled, "Indebtedness."  All such covenants were met during 2004 and 2003.  At December 31, 2004, the amount available for dividends to holders of Selective's common shares under such restrictions was $325.6 million for the 1994 Senior Notes and $287.9 million for the 2000 Senior Notes.

Selective's ability to receive dividends, loans, or advances from its Insurance Subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries.  Such approval and review is made under the respective domiciliary states' insurance holding company act, which generally requires that any transaction between related companies be fair and equitable to the insurance company and its policyholders.  Selective does not believe that such restrictions limit the ability of the Insurance Subsidiaries to pay dividends to Selective now or in the foreseeable future.  Selective currently expects to continue to pay quarterly cash dividends on shares of its common stock in the future.

 (d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about Selective's common stock subject to equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	Plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity Compensation plans approved by security holders	927,276	$22.90	2,179,946 (1)

Equity Compensation plans not approved by security holders	-	N/A	640,930 (2)

Total	927,276	$22.90	2,820,876

(1)

Includes 268,282 shares available for issuance under Selective's Employee Stock Purchase Plan; 364,000 shares available for issuance under Selective's Stock Option Plan for Directors; 323,876 shares available for issuance under Selective's Stock Compensation Plan for Non-Employee Directors; 2,000 shares available for Selective's Deferred Compensation Plan for Non-Employee Directors; 43,290 shares available for issuance under Selective's Deferred Director Converted Units Plan; and 1,178,498 shares available under Stock Option Plan III, which can be issued as stock options or in the form of restricted stock awards.

(2)	This is the number of shares available for issuance under Selective's Stock Purchase Plan for Independent Insurance Agents.

(e) Recent Sales of Unregistered Securities
On November 17, 2004, Selective sold unsecured senior notes with an annual interest rate of 7.25% and a 2034 maturity date in the aggregate principal amount of $50.0 million (Senior Notes).  The Senior Notes were issued under an indenture between Selective and Wachovia Bank, National Association, as trustee, dated November 16, 2004.  Keefe, Bruyette & Woods were the underwriters of the offering and received an underwriting fee of 0.75% of the aggregate principal amount.  The notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (Securities Act) and to institutional investors that are accredited investors within the meaning of the Securities Act and outside the United States pursuant to Regulation S under the Securities Act.  Selective received $49.6 million in net proceeds from the transaction, which it intends to use for general corporate purposes, including but not limited to capital contributions to the Insurance Subsidiaries, repayment of some existing outstanding debt, and share repurchases.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchases
 The following table provides information regarding Selective's purchase of its own common stock in the fourth quarter of 2004:

			Total Number of	Maximum Number
		Average Price	Shares Purchased as Part of Publicly	of Shares that May Yet Be Purchased Under the
Period	Total Number of	Paid	Announced Plans	Announced Plans
	Shares Purchased[1]	Per Share	or Programs	or Programs[2]
October 1-31, 2004	-	-	-	2,358,801
November 1-30, 2004	13,339	42.24	-	2,358,801
December 1-31, 2004	922	45.55	-	2,358,801
Total	14,261	$42.45	-

[1]

The Fourth Quarter included 614 shares purchased from employees in connection with the vesting of restricted stock.  Selective also purchased 13,647 shares from employees in connection with stock option exercises.   These shares were not purchased as part of the publicly announced program.  The shares were purchased at the average of the high and low prices of Selective's common stock on the dates of the purchases.

[2]

On November 4, 2003, the Board of Directors authorized a 2.5 million-share repurchase program scheduled to expire on November 30, 2005, which was publicly announced on November 5, 2003. In August of 2004, Selective repurchased 141,199 shares.

Item 6.    Selected Financial Data.
Eleven-Year Financial Highlights

(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2004	2003	2002	2001	2000
Net premiums written................................. ...................................................................	$1,365,148	1,219,159	1,053,487	925,420	843,604
Net premiums earned..................................	1,318,390	1,133,070	988,268	883,048	821,265
Net investment income earned....................	120,540	114,748	103,067	96,767	99,495
Net realized gains (losses) ...........................	24,587	12,842	3,294	6,816	4,191
Diversified Insurance Services revenue [1,3]....	104,396	91,840	80,796	69,626	57,527
Total revenues ...........................................	1,571,536	1,356,116	1,178,950	1,059,020	986,217
Underwriting Profit (loss) [2].........................	40,768	(25,252)	(38,743)	(60,638)	(65,122)
Diversified Insurance Services income
(loss) from continuing operations [1,3] ..	14,170	9,223	5,914	(427)	5,509
Net income from continuing operations [3]...	128,639	66,344	42,138	26,318	26,686
Loss from discontinued operations [3] ...........	-	-	(169)	(625)	(151)
Net income.................................................	128,639	66,344	41,969	25,693	26,535
Comprehensive income...............................	134,723	99,362	59,366	24,405	49,166
Total assets ................................................	3,929,400	3,438,782	3,029,847	2,684,344	2,590,903
Notes payable and debentures [6]....................	264,350	238,621	262,768	156,433	163,634
Stockholders' equity....................................	882,018	749,784	652,102	591,160	577,797
Statutory premiums to surplus ratio [2,4]........	1.7:1	1.8:1	1.9:1	1.8:1	1.7:1
Statutory combined ratio [1,2,5]......................	95.9%	101.5%	103.2	106.7	108.2
Combined ratio [1,2,5].....................................	96.9%	102.2%	103.9	106.9	107.9
Yield on investment, before-tax..................	4.7%	5.1%	5.4	5.4	5.8
Debt to capitalization.................................	23.1%	24.1%	28.7	21.0	22.1
Return on average equity.............................	15.8%	9.5%	6.8	4.4	4.6

Per share data:
Net income from continuing operations:
Basic...........................................................	$4.81	2.54	1.67	1.07	1.07
Diluted[7].......................................................	4.07	2.20	1.54	1.00	1.01

Net income:
Basic ..........................................................	$4.81	2.54	1.66	1.05	1.07
Diluted[7] ......................................................	4.07	2.20	1.53	0.98	1.01

Dividends to stockholders ..........................	$0.70	0.62	0.60	0.60	0.60

Stockholders' equity ...................................	$31.57	27.48	24.52	23.15	22.92

Price range of common stock:
High ...........................................................	$45.96	33.00	31.48	28.21	25.88
Low ...........................................................	31.72	21.81	19.36	19.94	14.63
Close ..........................................................	44.24	32.36	25.18	21.73	24.25

Number of weighted average shares:
Basic ..........................................................	26,731	26,131	25,301	24,583	24,907
Diluted[7] ......................................................	32,378	31,603	27,995	26,424	26,572

1.

Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices.  On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. 1998 - 2002 have been restated to reflect the exclusion of results from discontinued operations.

2.	See the Glossary of Terms contained in this Form 10-K.
3.

See Item 8. "Financial Statements and Supplementary Data," Note 14 to the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," the section entitled "Results of Operations" for a discussion of discontinued operations and Item 8. "Financial Statements and Supplementary Data," Note 11 to the consolidated financial statements for components of income (loss).

1999	1998	1997	1996	1995	1994
811,677	748,873	717,618	692,239	757,021	697,941
799,065	722,992	676,268	694,947	742,817	680,270
96,531	99,196	100,530	96,952	91,640	80,657
29,377	(2,139)	6,021	2,786	900	4,230
29,764	14,100	8,236	7,061	4,529	3,482
957,879	837,329	794,183	804,780	843,100	771,682
(54,147)	(24,986)	(3,022)	(21,982)	(17,468)	(35,119)

5,423	2,217	765	1,950	856	591
54,241	53,570	69,608	55,551	53,042	38,276
(524)	-	-	-	-	-
53,717	53,570	69,608	55,551	53,042	38,276
16,088	78,842	105,931	51,539	105,035	1,078
2,507,545	2,432,168	2,306,191	2,189,737	2,119,804	1,870,718
81,585	88,791	96,559	103,769	111,292	111,378
569,964	607,583	565,316	474,299	436,749	329,164
1.6:1	1.5:1	1.5:1	1.7:1	2.1:1	2.4:1
105.7	103.2	100.1	102.9	101.6	104.3
106.8	103.6	100.3	102.9	102.3	105.1
5.6	5.7	6.0	6.1	6.4	6.5
12.5	13.2	14.6	18.0	20.3	25.3
9.1	9.1	13.4	12.2	13.9	11.7

2.00	1.88	2.41	1.92	1.86	1.38
1.88	1.74	2.27	1.83	1.81	1.29

1.98	1.88	2.41	1.92	1.86	1.38
1.87	1.74	2.27	1.83	1.81	1.29

0.59	0.56	0.56	0.56	0.56	0.56

21.46	21.30	19.32	16.31	15.17	11.62

22.50	29.25	28.38	19.38	19.19	15.38
16.50	16.69	18.31	15.50	12.25	11.50
17.19	20.13	27.00	19.00	17.75	12.63

27,081	28,480	28,909	28,860	28,481	27,759
28,877	30,412	30,925	30,360	29,846	29,356

4.

Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital because, as the ratio increases, revenue per dollar of invested capital increases, indicating the possible opportunity for an increased return.

5.

Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

6.	See Item 8. "Financial Statements and Supplementary Data," Note 8 to the consolidated financial statements for a discussion of senior convertible notes issued during 2002.
7.	See Item 8. "Financial Statements and Supplementary Data," Note 3 to the consolidated financial statements for a discussion regarding 2003 and 2002 diluted net income per share restatements.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA).  The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements.  These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology.  These statements are only predictions, and we can give no assurance that such expectations will prove to be correct.  We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors, that could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are discussed in further detail later in this Item 7 under "Risk Factors."  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time-to-time.  We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview
 Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, Selective presents its operations in the way it believes will be most meaningful.  Net premiums written, underwriting profit (loss) and combined ratios are presented in accordance with GAAP and accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with Selective's competitors.

Selective generates earnings from its three segments: (i) Insurance Operations (ii) Diversified Insurance Services, and (iii) Investments.  The most important measures on which Selective's management focuses in evaluating financial condition and operating performance include combined ratio, growth in revenue, and return on equity.  To this end, Selective must balance returns from the three sources under current market conditions to maximize the overall return to shareholders.  Selective is disciplined in its risk selection and expense control.  Selective patiently builds relationships in markets where it sees long-term profitable growth opportunities.  Growth for Selective has predominately been generated organically with the objective of fulfilling strategic goals and providing a risk appropriate return to shareholders.

Executive Summary
Selective had a record year in 2004 as it achieved the highest earnings in its history. The summary table below provides highlights regarding overall financial performance for 2004, 2003 and 2002:

Financial Highlights[1]
(dollars in thousands, except per share amounts)	2004	2003	2002
Net premiums written	$1,365,148	1,219,159	1,053,487
Net premiums earned	1,318,390	1,133,070	988,268
Diversified Insurance Services revenue [2]	104,396	91,840	80,796
Net investment income earned	120,540	114,748	103,067
Net realized gains	24,587	12,842	3,294
Net income	128,639	66,344	41,969
Diluted Net Income Earnings Per Share	4.07	2.20	1.53
Diluted Weighted-Average Outstanding Shares	32,378	31,603	27,995
Statutory combined ratio	95.9%	101.5	103.2
GAAP Combined ratio	96.9%	102.2	103.9
Return on average equity	15.8%	9.5	6.8

[1]	Refer to the Glossary of Terms in Exhibit 13 to this Annual Report on Form 10-K for definitions of terms used in this financial review, which exhibit is incorporated by reference herein.
[2]	From continuing operations, refer to Item 8. "Financial Statements and Supplementary Data," Note 14 to the consolidated financial statements and this section for further discussion.

In 2004, each of our three operating segments, which consist of our Insurance Operations segment, Investment segment and Diversified Insurance Services segment contributed to our strong financial performance. The Insurance Operations segment was led by its core commercial lines operations (Commercial Lines), which represents 84% of its business.  The Commercial Lines component of our Insurance Operations segment produced growth in net premiums written of more than 14% to $1.1 billion for 2004, compared to $1.0 billion in 2003 and $849.2 million in 2002 due to: (i) $235.9 million of new commercial business in 2004 compared to $231.2 million of new business in 2003 and $197.4 million in 2002; (ii) increased commercial renewal pricing, including exposure, of 9% in 2004 compared to 13% in 2003 and 19% in 2002; and (iii) retention of 82% for the year, which was up from 80% in 2003 and 78% in 2002.

The Investments segment produced net investment income earned for the year of $120.5 million compared to $114.7 million in 2003 and $103.1 million in 2002. Net investment income earned increased as a result of an increased investment base of $2.8 billion in 2004, compared to $2.4 billion in 2003 and $2.1 billion in 2002. This increased investment base was largely due to increased operating cash flows of $367.1 million in 2004 compared with $281.9 million in 2003 and $180.1 million in 2002. Proceeds of $49.9 million from the November 2004 debt issuance contributed to the investment base in 2004 over 2003 and 2002. Lower investment rates available in the marketplace reduced the overall pre-tax investment yields to 4.7% for 2004, compared to 5.1% for 2003 and 5.4% for 2002. The Investments segment also included net realized gains of $24.6 million in 2004 compared to $12.8 million in 2003 and $3.3 million in 2002. Net realized gains in 2004 included a $14.9 million gain on the sale of an equity security within the investment portfolio as compared to prior periods.

The Diversified Insurance Services segment produced $104.4 million of revenue and $9.3 million of net income for 2004, compared to $91.8 million of revenue and $6.2 million of net income for 2003 and $80.8 million of revenue and $4.1 million of net income for 2002.  The segment's after tax return on revenue increased to 8.9% for 2004, compared to 6.7% for 2003 and 5.0% for 2002.  These improvements were largely attributable to the flood insurance and human resource administration outsourcing operations. Higher margin claim revenue related to an active hurricane season in our flood insurance operation, coupled with pricing improvements and increased worksite lives in our human resource outsourcing operation, resulted in the improved profitability and return on revenue compared to prior years.

The result of these segments' strong performance was an increase in total revenue of 16% to $1.6 billion in 2004 compared to $1.4 billion in 2003 and $1.2 billion in 2002. Net income increased 94% to $128.6 million in 2004 compared to $66.3 million in 2003 and $42.0 million in 2002. Selective's overall financial strength has provided a competitive advantage in the marketplace, and directly impacted where agents place their business.  Only 7% of commercial lines companies have "A+" or higher ratings from A.M. Best, and we have been rated  "A+" for 43 consecutive years. This is an important factor as the property and casualty insurance market becomes increasingly more competitive.  Pricing in the Property and Casualty industry is cyclical.  Since 2000 prices have been increasing resulting in improving earnings.  In 2004, the rate of increase has slowed.  Currently, the low available investment returns and rating agency pressures to generate consistent results encourage pricing discipline.  However, as the pricing environment changes, Selective must balance the competitive pressures to reduce prices with preservation of the franchise and the goal of providing consistent returns to stockholders.  In managing Selective's operations, management believes that Selective's technology, its ability to analyze and improve its underwriting results, its field model and its relationship with independent insurance agents, maintenance of its ratings with A.M. Best and other rating agencies, and its management of its investment portfolio are important factors to Selective's long-term success.

Results of Operations
 The following discussion and analysis of Selective Insurance Group, Inc. and subsidiaries' (collectively, the Company or Selective) financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes included in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

Insurance Operations

All Lines
($ in thousands)	2004	2003	2002
GAAP Insurance Operations Results
Net premiums written	$1,365,148	1,219,159	1,053,487
Net premiums earned	$1,318,390	1,133,070	988,268
Less:
Losses and loss expenses incurred	866,374	798,630	714,580
Net underwriting expenses incurred	406,973	354,638	306,669
Dividends to policyholders	4,275	5,054	5,762
Underwriting profit (loss)	$40,768	(25,252)	(38,743)
GAAP Ratios:
Loss and loss expense ratio	65.7%	70.5	72.3
Underwriting expense ratio	30.9%	31.3	31.0
Dividends to policyholders ratio	0.3%	0.4	0.6
Combined ratio	96.9%	102.2	103.9
Statutory Combined Ratio [1]	95.9%	101.5	103.2

[1]

The "Statutory Combined Ratio" includes the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory Combined Ratio excluding flood is 96.5% in 2004, 102.0% in 2003, and 103.6% in 2002.

For 2004, net premiums written were $1.4 billion, an increase of 12% over 2003 net premiums written of $1.2 billion, which were 16% higher than 2002 net premiums written of $1.1 billion.  Net premiums earned were $1.3 billion, an increase of 16% over 2003 net premiums earned of $1.1 billion, which were 15% higher than 2002 net premiums earned of just under $1.0 billion.  These increases were largely attributable to Commercial Lines renewal premium written price increases, including exposure, that averaged 9% for 2004, 13% for 2003, and 19% for 2002.  As expected, these price increases have decelerated during 2004; however, commercial lines earned price increases have outpaced loss trends for the year.  Combined ratios, and ultimately earnings, would be unfavorably impacted if earned premium price increases cease to outpace loss costs trends in the future.  However, underwriting improvements resulting in lower loss ratios could partially offset the unfavorable result of loss trends. Additional factors contributing to the growth in net premiums written were: (i) net new business written of $265.9 million for 2004 compared with $264.9 million for 2003 and $224.8 million for 2002; and (ii) commercial lines year-on-year retention improvement of two points during 2004 to 82%, compared with 80% for 2003 and 78% for 2002.

The loss and loss expense ratio decreased 4.8 points to 65.7% in 2004 compared to 70.5% in 2003. In 2003 the loss and loss expense ratio decreased by 1.8 points to 70.5% compared to 72.3% in 2002. The improvements were primarily due to increased premium rates, underwriting improvements in both our commercial and personal lines of business, and loss control efforts, which included 1,700 inspections and value-added safety visits in 2004 for accounts of all sizes in an effort to prevent claims.  Earned premium price increases outpaced loss trends by 2.3 points in 2004 compared to 3.1 points 2003.  Additionally, weather-related catastrophe losses in 2004 improved 1.3 points compared to 2003, while weather-related catastrophe losses in 2003 were 1.6 points worse compared to 2002.

The underwriting expense ratio decreased 0.4 points to 30.9% for 2004 compared to 31.3% for 2003 and 31.0% for 2002.  Overall productivity, as measured by fiscal year net premiums written per insurance operations employee, increased approximately 14% to $789,000 in 2004 compared to $694,000 for 2003 and $592,000 for 2002. Contributing to the productivity gains are our strategic initiatives that are designed to either reduce costs and/or increase business, which include: (i) streamlined processing for small commercial lines accounts (One & Done); and (ii) web-based commercial lines and personal lines automated systems. These technology enhancements allow agents to initiate and self-service a portion of our business from their offices. Currently, agents are originating 85% of all new commercial policies while agency-originated endorsements through our CLAS system have reached almost 55% during the fourth quarter of 2004. Partially offsetting these productivity gains in 2004 and 2003 were increases in profit-based incentives to employees and agents coupled with the costs of complying with Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley). Profit-based incentive to employees and agents resulted in increases to the underwriting expense ratio of 0.8 points in 2004 compared to 2003, while the cost of complying with Section 404 of the Sarbanes-Oxley Act impacted the underwriting expense ratio by 0.2 points in 2004. Our Working Smarter initiative is putting a renewed focus on expense management company-wide and we expect to achieve at least $3.0 million in savings from this initiative, of which $1.0 million is expected in 2005.

For 2004, our overall combined ratio was 96.9%, down from 102.2% for 2003 and 103.9% for 2002.  The decrease in the combined ratio is attributable to the decreases in the loss and loss expense ratio and the underwriting expense ratio discussed above.

Commercial Lines Results

All Lines
($ in thousands)	2004	2003	2002
GAAP Insurance Operations Results
Net premiums written	$1,141,702	999,486	849,215
Net premiums earned	$1,092,491	920,409	788,454
Less:
Losses and loss expenses incurred	699,277	637,469	554,742
Net underwriting expenses incurred	346,103	291,414	249,085
Dividends to policyholders	4,275	5,054	5,762
Underwriting profit (loss)	$42,836	(13,528)	(21,135)
GAAP Ratios:
Loss and loss expense ratio	64.0%	69.3	70.4
Underwriting expense ratio	31.7%	31.7	31.6
Dividends to policyholders ratio	0.4%	0.5	0.7
Combined ratio	96.1%	101.5	102.7
Statutory Combined Ratio	95.4%	100.9	102.2

Commercial lines net premiums written were $1.1 billion for 2004, or approximately 84% of total net premiums written, compared to $999.5 million for 2003 and $849.2 million for 2002. Growth in our core Commercial Lines operation was led by new business and renewal premium price increases coupled with increased retention.  Included in the net premiums written totals are new business of $235.9 million in 2004, compared to $231.2 million in 2003 and $197.4 million in 2002.  Ease of doing business is a key factor in getting business commitments from agents. Each of our 71 field underwriters generates about $3.0 million in new commercial premium each year. It is our hands-on-ability to review and price each risk that differentiates us from other carriers and provides a competitive advantage to earn more of an agent's best business.  Renewal premium price increases, including exposure, were 9% for 2004 compared to 13% for 2003 and 19% for 2002.  We anticipate these premium price increases will continue to decelerate in 2005 as prices are softening industry-wide. Retention was 82% for 2004, compared with 80% in 2003 and 78% in 2002. One factor in improved retention is our underwriting Service Center. Currently the Service Center manages $61.1 million in commercial premium compared to $42.0 million in 2003 and $24.5 million in 2002.  Retention for the Service Center business is about five points better than our traditional commercial business.

The loss and loss expense ratio decreased 5.3 points to 64.0% in 2004, compared to 69.3% in 2003. In 2003 the loss and loss expense ratio decreased by 1.1 points to 69.3% compared to 70.4% in 2002. The improvements were primarily due to increase premium rates, underwriting improvements in our commercial lines business, and loss control efforts, which included 1,700 inspections and value-added safety visits in 2004 for accounts of all sizes in an effort to prevent claims.  Earned premium price increases outpaced loss trends by 1.8 points in 2004 compared to 2.9 points 2003.  Additionally, weather-related catastrophe losses in 2004 improved 0.9 points compared to 2003, while weather-related catastrophe losses in 2003 were 1.3 points worse compared to 2002.

The commercial lines underwriting expense ratio was 31.7% in 2004, which was comparable to both 2003 and 2002.  Underlying improvements in the expense ratio are being offset by higher profit-based incentive compensation as was noted in the overall Insurance Operations discussion above. In 2005, we are expanding several expense initiatives to enhance our ability to increase performance without increasing price. This includes eliminating low-value work from the organization, and streamlining operations, such as what we have done with the automation of commercial policy endorsements.

For 2004, our commercial lines combined ratio was 96.1% down from 101.5% in 2003 and 102.7% in 2002.  This steady trend of improving performance is based on almost five years of double-digit commercial renewal price increases; ongoing underwriting enhancements; heightened loss control efforts; and the value of the Selective agency relationships.

        Commercial Automobile
Our commercial automobile line of business had $315.2 million of statutory net premiums written in 2004, or 28% of total commercial lines net premiums written, compared to $275.0 million in 2003 and $233.6 million in 2002. The statutory combined ratio was 85.8% in 2004, compared to 93.1% in 2003 and 99.2% in 2002.  The improved profitability of this line is being driven by price increases, stricter underwriting standards and the removal of certain classes of business determined to be unprofitable. This has also led to positive development in our statutory loss and loss expense reserves of approximately $20 million in 2004 compared to approximately $3 million in 2003, which was driven by reductions in claim frequency and severity.

        General Liability
Our general liability line of business accounted for $329.9 million or 29% of total Commercial Lines statutory net premiums written in 2004, compared to $281.1 million in 2003 and $235.6 million in 2002.  The statutory combined ratio was 98.7% in 2004, compared to 99.1% in 2003 and 101.0% in 2002.  Our favorable performance trend in this line reflects our long-term improvement strategy that incorporates higher pricing, heightened loss control efforts and continued underwriting enhancements.  Partially offsetting the favorable performance in this line of business were increases in the statutory loss and loss expense reserves for prior year development of approximately $19 million, of which approximately $11 million related to our products/completed operations business in 2004. Also included in the increases to the statutory loss and loss expense reserves was $1.7 million that was the result of rating agency downgrades of certain reinsurers, which caused us to reevaluate our ability to collect under certain reinsurance contracts. During 2003, our general liability business included approximately $22 million in prior year development, of which approximately $18 million related to our products/completed operations business.  This deficiency in both years was created mainly by our contractor completed operations business.  Prior to 2002, we had more exposure to faulty workmanship and materials for both the general contractors and subcontractors and inadequate limits on subcontractors.  After 2002, we took extensive underwriting actions to limit our exposure.  We adopted the Insurance Service Office (ISO) general liability insurance form, which excluded subcontractors for faulty workmanship.  We also placed mold limitations or exclusions on most policies and required subcontractors to carry equal insurance limits to those carried by the general contractor as well as mandated that our insureds be named on any potential subcontractor's policy as an additional insured on a primary and noncontributory basis.

        Workers' Compensation
Workers' compensation statutory net premiums written were $272.7 million or 24% of total commercial lines net premium written for 2004, compared to $240.9 million in 2003 and $203.1 million in 2002.  The workers' compensation line of business, improved modestly to a 108.2% statutory combined ratio compared to 109.6% in 2003, and 110.9% in 2002.  Rating agency downgrades of certain reinsurers during 2004 caused us to reevaluate our ability to collect under certain reinsurance contracts, which resulted in an increase to our statutory loss reserves of $1.8 million to this line of business adding 0.6 points to the statutory loss and loss expense ratio for 2004 compared to prior periods.  This line of business also continues to be impacted by unfavorable external factors, including: a regulatory climate that makes it difficult to obtain rate increases in some states; rising medical costs; increasing indemnity benefits; and a decreasing number of workers' compensation-only providers who can provide our agents with alternative markets for this line of business.  Although results for this line of business are not at an acceptable level, the Company continues to maintain an underwriting position for the workers' compensation business that focuses on low-to-medium hazard business. In addition, our underwriting measures include requiring job site inspections and increasing the number of our trained loss control representatives.  Our workers' compensation pricing, excluding exposure, has increased by 40% since 2000 through a combination of rate increases, credit and dividend reductions, and moving business to higher-priced tiers. However, the rate increases that have been approved have just kept pace with loss trends.  Since 2000, overall commercial lines policy counts have risen 11% while workers' compensation policy counts have decreased almost 1%.  Given the Company's broad desire for business, it is essential that we write this line of business, where appropriate, to meet the overall account needs of agents and their clients.  However, when it is appropriate, we encourage our agents to place this line elsewhere.  Currently, less than 5% of our workers compensation business is unsupported by another commercial line. Our action plans to improve this line of business in 2005 include: (i) a rate increase, effective January 1, 2005, of almost 9% in New Jersey, which represents about 26% of our workers' compensation premium; (ii) ongoing loss control initiatives that include work site safety inspections, OSHA certification training for contractors, and the direct involvement of Selective loss control professionals on insured workplace safety committees; and (iii) writing more, non-contracting workers' compensation policies through our small business, One & Done system, which is currently performing about 18 points better than our traditional workers' compensation business.

        Commercial Property
Property statutory net premiums written were $159.8 million or 14% of total Commercial Lines net premium written for 2004, compared to $143.2 million in 2003 and $121.0 million in 2002.  The property line of business posted a statutory combined ratio of 80.9% compared to 98.3% in 2003, and 91.0% in 2002.  Improvements in 2004 were largely due to substantially lower frequency and severity of claims when compared to the same period a year ago.  Weather-related catastrophe losses were 8.7 points in 2004 compared to 14.1 points in 2003 and 6.2 points in 2002.  Additionally, we continue to implement ongoing pricing and underwriting actions to improve results in this line of business, which include: better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

        Business Owners' Policy (BOP)
 BOP statutory net premiums written were $48.8 million or 4% of total commercial lines net premium written for 2004, compared to $46.8 million in 2003 and $42.6 million in 2002.  The BOP line of business posted a statutory combined ratio of 107.1% compared to 118.0% in 2003, and 108.3% in 2002. We are aggressively pursuing profitability for this line of business by focusing growth efforts on the more profitable "office" segment.  In addition, we continue to implement ongoing pricing and underwriting actions to improve results, including the elimination of certain classes of businesses, which have been consistently unprofitable.

        Bonds
 Bonds statutory net premiums written were $14.6 million for 2004, compared to $11.8 million in 2003 and $12.5 million in 2002.  The Bond line of business posted a statutory combined ratio of 112.8% compared to 113.7% in 2003, and 121.4% in 2002.  Although the bond operation represents only 1% of our Commercial Lines business, we continue to make strides to grow this line of business given its value to our agents in rounding out the commercial account for their clients.  As a result of reduced availability in the market in 2002, reinsurance costs escalated by almost $2.0 million adding approximately 13.0 points to the 2002 combined ratio.  The Company's reinsurance costs are represented by the difference between direct combined ratios and net combined ratios.  Since 2002 underwriting improvements and changes to our reinsurance program have reduced our bond reinsurance costs.  We expect this decline in reinsurance costs to continue in 2005.  Improvements in our Bond line of business during 2004 reflect enhancements to the Bond underwriting process, as well as the successful rollout of two phases of our automated bond system.  The third and final phase is expected to be rolled out during 2005. Our improved results in this line of business were largely offset by a one-time charge for $2.0 million, which related to salvage and subrogation recoverables for prior accident years.

Personal Lines Results

All Lines
($ in thousands)	2004	2003	2002
GAAP Insurance Operations Results
Net premiums written	$223,446	219,673	204,272
Net premiums earned	$225,899	212,661	199,814
Less:
Losses and loss expenses incurred	167,097	161,161	159,838
Net underwriting expenses incurred	60,870	63,224	57,584
Underwriting loss	$(2,068)	(11,724)	(17,608)
GAAP Ratios:
Loss and loss expense ratio	74.0%	75.8	80.0
Underwriting expense ratio	26.9%	29.7	28.8
Combined ratio	100.9%	105.5	108.8
Statutory Combined Ratio [1]	98.0%	103.7	107.3

[1]

The "Statutory Combined Ratio" includes the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory Combined Ratio excluding flood is 101.8% in 2004, 106.5% in 2003, and 109.2% in 2002.

Personal Lines (Personal Lines) net premiums written were $223.4 million in 2004, or approximately 16% of total net premiums written, compared to $219.7 million in 2003 and $204.3 million in 2002. Growth in our personal lines operation was led by new business and renewal premium price increases.  Included in the net premiums written totals is new business of $29.9 million in 2004, compared to $33.7 million in 2003 and $27.4 million in 2002.  Price increases were 6% for 2004 compared to 7% for 2003 and 9% for 2002.  During third quarter 2004, we implemented a new rate filing that allows us to use credit scoring for New Jersey auto business, as well as tier changes, which reduce rates by an average of approximately 2.5%.  Additionally, a 4.3% rate reduction, effective March 15, 2005, should lead to a more competitive product, while maintaining our profitability. These enhancements should lead to greater savings for our best risks, while improving the overall book of business.

The Personal Lines loss and loss expense ratio was 74.0% in 2004, down from 75.8% in 2003 and 80.0% in 2002. The 2004 improvement in the loss and loss expense ratio was primarily the result of lower weather-related catastrophe losses, which were $2.4 million or 1.1 points in 2004 compared to $8.2 million or 3.9 points in 2003 and $2.9 million or 1.4 points in 2002.  Also contributing to our improvement in the loss and loss expense ratio was the impact of price increases and lower loss frequency.

The Personal Lines underwriting expense ratio decreased to 26.9% in 2004 from 29.7% in 2003 and 28.8% in 2002.  Personal lines expenses decreased $2.4 million to $60.9 million in 2004 from $63.2 million in 2003. This is primarily the result of a $1.2 million decrease in New Jersey and New York limited assignment and distributions (LAD) charges due to a reduction in LAD pricing in these states and a $0.8 million increase in New Jersey homeowners' quota share ceded commissions, a contra expense, due to decreased losses for treaty year 2004.  In 2005, we expect our new automated personal lines system to drive profitable growth, as it becomes even easier to do business with us.  This leads to greater scale, which reduces underwriting expenses over time as agents directly process more of the transactions directly into our system. All of these enhancements should lead to a more profitable book of Personal Lines business.

For 2004, our personal lines combined ratio was 100.9% down from 105.5% in 2003 and 108.8% in 2002.  The decrease in the combined ratio was primarily attributable to the decreases in the loss and loss expense ratio as well as the underwriting expense ratio discussed above.

        Personal Automobile
Our personal automobile line of business accounted for $181.3 million or 81% of total Personal Lines statutory net premiums written in 2004, compared to $180.8 million in 2003 and $169.1 million in 2002.  The statutory combined ratio was 98.9% in 2004, compared to 103.4% in 2003 and 110.7% in 2002.  This improvement reflects continued progress in our New Jersey personal automobile business resulting from significant actions taken over the last four years, including aggressive pricing initiatives; a redesign of our rating tiers; and an improving political and regulatory climate. The state of New Jersey, which represents 74% of total personal automobile net premiums written, had a statutory combined ratio of 94.0% for 2004 compared to 99.7% in 2003 and 106.9% in 2002. Continued profitability in our New Jersey personal automobile business resulting in combined ratios below 98.0% on a long-term basis could result in an excess profits tax and partially offset our profitability.  Additionally, the number of vehicles we insure declined to 97,700 in 2004, compared to 106,700 in 2003 and 111,000 in 2002.  This reduction was primarily due to lower new business submissions.  As the New Jersey market grows increasingly more competitive, including the entrance of several new insurers into the state, we are taking actions to enhance our competitive position within the market.  A rate filing in the third quarter allowed us to use credit scoring for the first time for New Jersey automobile business. Combined with tier changes to attract and retain our best business, this change reduced rates by approximately 2.5%. Additionally, a 4.3% rate reduction, effective March 15, 2005, should lead to a more competitive product, while maintaining our profitability.

        Homeowners
Our homeowners line of business accounted for $35.7 million or 16% of total personal lines statutory net premiums written in 2004, compared to $33.2 million in 2003 and $28.5 million in 2002.  The statutory combined ratio was 113.6% in 2004, compared to 125.3% in 2003 and 104.3% in 2002.  Weather-related catastrophe losses impacted the combined ratio by 5.9 points compared to 23.0 points in 2003 and 8.6 points in 2002.  Offsetting further improvement in this line of business in 2004 compared to 2003 was the severity associated with unusual fire losses coupled with approximately $2.0 million addition to our homeowners' losses in 2004.  The addition to our homeowners' losses resulted from unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections.  To address this issue, we began restricting writings of policies with coverage for underground heating oil storage tanks, company-wide, just about two years ago, and are reviewing possible coverage changes for existing business.  We are seeing steady improvement in homeowner accident year frequencies, while tier and underwriting changes, as well as increased rates are beginning to favorably impact this business.

Reinsurance
The Insurance Subsidiaries follow the customary practice of ceding a portion of their risks and paying to reinsurers a portion of the premiums received under the policies.  This permits greater diversification of business and the ability to offer increased coverage while limiting maximum net losses.  Reinsurance does not legally discharge an insurer from its liability for the full face amount of its policies, but does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.  We have reinsurance contracts that cover both property and casualty business.  Selective uses traditional forms of reinsurance and does not utilize finite risk reinsurance.

        Terrorism Reinsurance
On November 26, 2002 the Terrorism Risk Insurance Act of 2002 (TRIA) legislation was signed into law and will terminate on December 31, 2005.  The act establishes a temporary federal program of shared public and private compensation for insured commercial property and casualty losses resulting from an "act of terrorism," as defined in the Act (certified loss).  Insurance companies with direct commercial insurance exposure in the United States of America are required to participate in the program.  Selective offers its commercial policyholders an option to purchase terrorism coverage that will provide protection against a TRIA certified event. Some states require mandatory coverage of terrorism losses for certain lines of business and terrorism cannot be excluded under any workers' compensation policy as a cause of loss.  In 2004, approximately 90% of our commercial non-workers compensation policyholders purchased terrorism coverage.  See Insurance Regulation section of Item 1. "Business" for further discussion of mandatory terrorism coverages.  TRIA limits the certified losses to "international terrorism," defined as an act committed on behalf of any foreign person or foreign interest where the damage from the event is in excess of $5 million and the event was not committed in the course of a war declared by the United States.  Terrorism acts related to the use of nuclear, biological and chemical (NBC) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the loss. Each participating insurance company is responsible for paying a deductible before federal assistance becomes available.  This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year.  The deductible equaled or equals: 7% of 2002 commercial lines direct earned premium for the 2003 calendar year, 10% of 2003 commercial direct earned premium for 2004 calendar year and 15% of 2004 commercial direct earned premium for 2005 calendar year. For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%.  While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $97.0 million in 2004 and $169.0 million in 2005.  In addition, it is uncertain whether TRIA will be extended past its current termination date.  We continue to monitor concentrations of risk and have purchased a separate terrorism treaty to supplement our protection to this highly unknown exposure.

Our Terrorism Excess of Loss treaty, effective February 1, 2003 and renewed effective January 1, 2005, covers $45.0 million in the aggregate in excess of a $15.0 million retention in the aggregate for TRIA certified losses, as well as non-certified NBC losses. All retained TRIA certified and non-certified NBC losses incurred within a calendar year are subject to this treaty.  The treaty has a 10% return of premium provision if no losses are ceded to the treaty.  The 2005 annual treaty cost remained flat compared with 2004.  During 2004, we did not incur any terrorism losses, nor did we cede any losses to this treaty.

        Property Reinsurance
Our Property Excess of Loss treaty, renewed effective July 1, 2004, covers each property risk in excess of a $2.0 million retention up to $20.0 million in three layers.  Under the 2004 treaty, the Company cedes 100% of $18.0 million per risk in excess of the $2.0 million retention.  This is a change from the 2003 treaty, where the Company retained 25% of the $5.0 million in excess of $5.0 million in the second layer for a total coverage of $16.7 million per risk in excess of the $2.0 million retention.  The property treaty distinguishes between certified TRIA events and non-certified terrorism losses.  The treaty provides annual aggregate certified terrorism limits for all risks (other than NBC) of $9.0 million for the first layer, $15.0 million for the second layer and $20.0 million for the third layer.  Claims arising from non-certified terrorist acts are subject to the normal limits under the treaty: i) $3 million in excess of $2 million layer does not have an annual aggregate (unlimited annual recoveries); ii) $5 million in excess of $5 million layer provides seven reinstatements, $40 million in annual aggregate; iii) $10 million in excess of $10 million layer provides two reinstatements, $30 million annual aggregate limit.  The provision in the July 1, 2003 treaty that provided only coverage for TRIA losses for all risks up to $75.0 million in total insured value per location was eliminated with the July 1, 2004 renewal.  Consistent with the 2003 contract: all NBC losses are excluded from the Property Excess of Loss treaty regardless of whether or not they are certified under TRIA, however, our Terrorism Excess of Loss treaty, discussed earlier in this section, does cover these exposures up to an annual aggregate of $45.0 million once our $15.0 million annual aggregate deductible is met. There is no exclusion for mold or cyber risks in this contract.

Our New Jersey Homeowners Property 75% Quota Share treaty renewed January 1, 2005 at the 2004 expiring $75.0 million per occurrence limit with form following coverage. Under this treaty, the reinsurers follow our original policies including any loss from a terrorism event.  The renewed treaty has a reduction in net cost of an estimated $0.3 million.   Terms and conditions remained relatively the same.  Premiums ceded under this treaty in 2004 increased by 1% to $19.4 million compared to $19.2 million in 2003.

Our Property Catastrophe treaty renewed at existing limits of $150.0 million and retention of $15.0 million.  The property catastrophe reinsurance program was changed from a five layer program in 2004 to a three layer program for the January 1, 2005 renewal.  However, the total coverage under the program remained essentially unchanged at $133.4 million.  Effective January 1, 2005, the three layers provide the following coverage: (i) 95% of losses in excess of $15.0 million up to $50.0 million; (ii) 95% of losses in excess of $50.0 million up to $100.0 million; and (iii) 81% of losses in excess of $100.0 million up to $165.0 million.  The treaty provides one reinstatement with $266.8 million in annual aggregate limit, net of our co-participation.  Terrorism coverage is excluded per the definition of TRIA, as well as NBC losses regardless of whether or not they are certified under TRIA. However, these losses are covered up to an annual aggregate of $45.0 million once our $15.0 million annual aggregate retention is met under a separate Terrorism Excess of Loss treaty, which is discussed earlier in this section.  The overall program cost for this treaty in 2004 is $6.9 million, compared to $7.5 million in 2003.  The $15.0 million retention could be reduced to a minimum retention of $1.0 million due to a provision under the treaty that affords Selective up to $14.0 million of benefit from other available reinsurance arrangements.

        Casualty Reinsurance
The Casualty Excess of Loss treaty, renewed effective July 1, 2004, provides per occurrence coverage of $46.5 million in excess of the Company's $2.0 million retention and $1.5 million co-participation in the layer covering $3.0 million in excess of the $2.0 million retention.  Our co-participation in this layer in the July 1, 2003 treaty was $0.8 million.  The casualty treaty distinguishes between certified and non-certified terrorism losses.  Non-certified terrorism losses (other than NBC) are subject to the normal limits under the treaty: i) $3 million in excess of $2 million layer provides six reinstatements, $10.5 million annual aggregate limit, net of our co-participation; ii) $7 million in excess of $5 million layer provides three reinstatements, $28 million annual aggregate limit; iii) $9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit; iv) $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit; v) $10 million in excess of $30 million layer provides one reinstatement, $20 million annual aggregate limit; and vi) $10 million in excess of $40 million layer provides one reinstatement, $20 million annual aggregate limit.  The annual aggregate limit for certified TRIA losses (other than NBC) is capped at two times each layer's occurrence limit, or $93.0 million, net of our co-participation.  Consistent with the July 1, 2003 treaty: all NBC losses are excluded from the Casualty Excess of Loss treaty regardless of whether or not they are certified under TRIA; however, our Terrorism Excess of Loss treaty, which is discussed earlier in this section, does cover these exposures up to an annual aggregate of $45.0 million once our $15.0 million annual aggregate retention is met. There is no exclusion for mold or cyber risks in this contract.

        Other Reinsurance
Our Surety Excess of Loss treaty was renewed effective January 1, 2005 with essentially no changes in coverage and a significant reduction in premium rate.  We realized a 22% reduction in the premium rate as compared to the 2004 treaty.  The treaty provides per loss/per principal coverage up to $7.2 million in excess of $1.0 million retention and $0.8 million co-participation.  The treaty provides the following reinstatements and annual aggregate limits: i) $3 million in excess of $1 million layer provides two reinstatements, $8.1 million annual aggregate limit, net of our co-participation; and ii) $5 million in excess of $4 million layer provides one reinstatement, $9 million annual aggregate limit, net of our co-participation.

In compliance with New Jersey regulation, the Insurance Subsidiaries ceded premium and no-fault claims for medical benefits in excess of $75,000 to the New Jersey Unsatisfied Claim and Judgment Fund (UCJF).  Due to a change in New Jersey regulations, the cessions to UCJF were discontinued for policies with effective dates of January 1, 2004 or later. Claims covered under policies issued or renewed prior to January 1, 2004 will continue to be paid by the UCJF.

Investments
 Although lower interest rates have put pressure on investment returns, we still generated an increase in pre-tax investment income to $120.5 million for the year, compared to $114.7 million for 2003 and $103.1 million in 2002.  The increase reflects a 32% increase in dividend income, a 43% increase in limited partnership income and a 2% increase in fixed maturity income.  Our investment portfolio reached $2.8 billion in value at December 31, 2004, an increase of 17%, compared to $2.4 billion in 2003 and $2.1 billion in 2002.  This increase was due to strong operating cash flows of $367.1 million in 2004, compared with $281.9 million in 2003 and $180.1 million in 2002. Additionally, our debt offering in November 2004 added approximately $50 million in assets and our convertible debt offering in 2002 added approximately $116 million in assets.  Our before-tax annualized portfolio yield was 4.7% in 2004 compared to 5.1% in 2003 and 5.4% in 2002.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 83% of invested assets. 64% of our fixed maturities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating.  High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade.

The following table presents the Moody's and Standard & Poor's ratings of our fixed maturities portfolio:

Rating	2004	2003
Aaa/AAA	64%	62%
Aa/AA	21%	21%
A/A	11%	12%
Baa/BBB	4%	4%
Other	-	1%
Total	100%	100%

Our investment philosophy is to maximize after-tax returns over extended periods of time. Our overall fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. The average duration of the fixed maturity portfolio, excluding short-term investments at December 31, 2004 was 4.3 years compared with 4.5 years at December 31, 2003.  To provide liquidity while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

At December 31, 2004, our investment portfolio included one non-investment grade security with an amortized cost of $5.0 million, or 0.2% of the portfolio, and a fair value of $5.1 million.  At December 31, 2003, non-investment grade securities in our investment portfolio represented 1%, with an amortized cost of $25.2 million and a fair value of $27.2 million.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  The Company did not have a material investment in non-traded securities in 2004 or 2003.

The Company regularly reviews its entire investment portfolio for declines in value.  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our consolidated statements of income.  Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  This is a current topic of review for the SEC and Financial Accounting Standards Board (FASB).  We are uncertain what, if any, changes may be made.  If our judgment about an individual security changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material adverse impact on our net income and financial position in future periods.

In evaluating for other than temporary impairment of fixed maturity securities, we evaluate certain factors, including but not limited to the following:

  Whether the decline appears to be issuer or industry specific;

  The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity securities in question;

  The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

  Buy/hold/sell recommendations published by outside investment advisors and analysts; and

  Relevant rating history, analysis and guidance provided by rating agencies and analysts.

In evaluating for other than temporary impairment of equity securities, we evaluate certain factors, including but not limited to the following:

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

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $24.6 million in 2004 compared to $12.8 million in 2003 and $3.3 million in 2002. The realized gains were principally from the sale of equity securities. The primary reason for the significant increase in net realized gains in 2004 was the sale of a single equity security, which resulted in a $14.9 million pre-tax gain when compared to 2003. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in realized gains did not change the overall liquidity of the investment portfolio.  The Company's philosophy for sales of securities generally is to reduce our exposure to securities and sectors based upon economic evaluations or the fundamentals for that security or sector have deteriorated.  The Company generally has a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.  Realized losses also include impairment charges from investment write-downs for other than temporary declines. There were no impairment charges recorded in 2004 compared to $1.2 million for 2003 and $7.1 million for 2002. The impairment charges in 2002 were the primary reason for the significantly decreased level of net realized gains as compared to 2003. These securities were written down due to heightened credit risk that was security specific and would not impact other securities held.  The following table summarizes the Company's net realized gains by investment type:

(in thousands)	2004	2003	2002
Held-to-maturity fixed maturities
Gains	$184	30	248
Losses	-	(9)	-
Available-for-sale fixed maturities
Gains	4,922	8,569	8,846
Losses	(5,313)	(3,790)	(13,494)
Available-for-sale equity securities
Gains	26,851	8,490	7,694
Losses	(2,057)	(448)	-
Total net realized gains	$24,587	12,842	3,294

Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio of 4.3 years is longer than that of the Insurance Subsidiaries liabilities by approximately 1.7 years. The current duration of our fixed maturities is within the Company's historical range, and is monitored and managed to maximize yield yet limit interest rate risk.  A high level of liquidity is maintained to mitigate the duration mismatch by utilizing a laddered maturity structure so that liquidation of available-for-sale fixed maturities should not be necessary in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio.

The Company realized gains and losses from the sale of available-for-sale debt and equity securities during 2004, 2003 and 2002. The following table presents the period of time that securities, sold at a loss during these years, were continuously in an unrealized loss position prior to sale:

Period of time in an	2004		2003		2002
unrealized loss position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
(in millions)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$107.7	4.6	48.4	1.2	28.4	5.0
7 - 12 months	30.2	0.6	10.6	0.4	4.9	0.1
Greater than 12 months	-	-	8.8	0.7	3.7	1.3
Total fixed maturities	137.9	5.2	67.8	2.3	37.0	6.4
Equity Securities:
0 - 6 months	12.2	1.9	1.5	0.1	-	-
7 - 12 months	0.4	0.2	-	-	-	-
Greater than 12 months	-	-	1.7	0.3	-	-
Total equity securities	12.6	2.1	3.2	0.4	-	-
Total	$150.5	7.3	71.0	2.7	37.0	6.4

These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions; or (iii) tax efficiency purposes.

Unrealized Losses
The following table summarizes, for all available-for-sale securities in an unrealized loss position at December 31, 2004 and 2003, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

Period of time in unrealized loss	2004		2003
position		Gross	Fair	Gross
	Fair	Unrealized	Value	Unrealized
(in millions)	Value	Loss		Loss
Fixed maturities:
0 - 6 months	$349.7	2.1	143.2	2.3
7 - 12 months	60.0	1.1	57.3	1.3
Greater than 12 months	5.8	0.1	5.5	0.1
Total fixed maturities	415.5	3.3	206.0	3.7
Equities:
0 - 6 months	3.1	0.2	1.5	-
7 - 12 months	2.0	0.1	-	-
Greater than 12 months	-	-	17.4	0.3
Total equity securities	5.1	0.3	18.9	0.3
Total	$420.6	3.6	224.9	4.0

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at December 31, 2004 by contractual maturity:

Contractual Maturities	Amortized	Fair
(in millions)	Cost	Value
One year or less	$18.2	18.1
Due after one year through five years	248.6	246.6
Due after five years through ten years	128.9	127.8
Due after ten years through fifteen years	23.1	23.0
Due after fifteen years	-	-
Total	$418.8	415.5

Diversified Insurance Services Segment
The Diversified Insurance Services operations include three core functions:  human resource administration outsourcing (HR outsourcing), flood insurance, and managed care.  We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP.

For the Year Ended December 31,	2004	2003	2002
($ in thousands)
HR Outsourcing
Revenue	$53,710	44,096	38,127
Pre-tax profit (loss)	2,244	(379)	(1,397)
Flood Insurance
Revenue	29,169	23,630	18,317
Pre-tax profit	8,508	6,094	3,863
Managed Care
Revenue	18,930	22,061	22,525
Pre-tax profit	2,495	3,151	3,010
Other
Revenue	2,587	2,053	1,827
Pre-tax profit	923	357	438
Total
Revenue	104,396	91,840	80,796
Pre-tax profit	14,170	9,223	5,914
After-tax profit	9,322	6,160	4,051
After-tax return on revenue	8.9%	6.7%	5.0%

The continuing operations of the Diversified Insurance Services segment generated $104.4 million of revenue and $9.3 million of net income for 2004, $91.8 million of revenue and $6.2 million of net income for 2003 and $80.8 million of revenue and $4.1 million of net income for 2002.  The segment's after-tax return on revenue increased to 8.9% for 2004, compared to 6.7% for 2003 and 5.0% for 2002.  Operating cash flows from the segment were $14.2 million in 2004, $14.4 million in 2003 and $18.6 million in 2002.

Human Resource Administration Outsourcing (HR Outsourcing)
Revenue for Selective HR Solutions Inc., provider of our human resource administration outsourcing product, was up 22% to $53.7 million for 2004, compared to $44.1 million for 2003 and $38.1 million for 2002.  Pre-tax profit was $2.2 million for 2004, compared to a pre-tax loss of $0.4 million for 2003 and a pre-tax loss of $1.4 million for 2002.  The improved results reflect price increases and operating expense reductions that have been implemented over the past two years, which have led to an increase in our HR Outsourcing's average administration fee per worksite employee to $549 for 2004, compared to $518 for 2003 and $440 for 2002.  In 2004, we added 6,087 new worksite lives, which increased our total worksite lives to 22,846 compared to 20,254 in 2003.  As the commercial insurance market becomes more competitive, this product offers an additional agency revenue stream and another value-added touch-point with agency clients.

Flood Insurance
Selective is a servicing carrier for the federal government's National Flood Insurance Program (NFIP). Through this program, Selective is able to provide a market for flood insurance to approximately 6,300 agents across the country. As a servicing carrier, Selective bears no risk of policyholder loss since the program is fully reinsured by the federal government. Currently, Selective is servicing more than 188,000 flood policies under this program, compared to 162,000 policies in 2003 and 135,000 policies in 2002.  Total Flood premium serviced is $78.0 million in 2004, compared to $65.8 million in 2003 and $53.3 million in 2002.  Premium growth produced service revenue of $26.6 million and when combined with $2.6 million in claim administrative fees from the active hurricane season it resulted in an overall increase in revenues in 2004 of 23% to $29.2 million, compared to $23.6 million, which included $22.2 million in service revenue and $1.4 million in claim administrative fees, for 2003, and $18.3 million, which included $18.2 million in service revenue and $0.1 million in claim administrative fees, for 2002. The increase in pre-tax profit to $8.5 million in 2004, compared to $6.1 million in 2003 and $3.9 million in 2002 is driven by the increase in claim administrative fees, which is higher margin business compared to the servicing revenue generated on writing premium.  The higher margin on claim administrative fees is also evident in the increased after-tax return on revenue to 19.0% compared to 16.8% in 2003 and 13.7% in 2002. In October 2004, the NFIP reduced the service fee rate by 0.6 points from 31.8% to 31.2% of flood premium serviced, which will impact our revenue and after-tax return on revenue.

Managed Care
Revenues for Managed Care (CHN Solutions) were down 14% to $18.9 million for 2004 compared to $22.1 million for 2003 and $22.5 million for 2002.  The decrease in revenue during 2004 was attributable to aggressive competition in New Jersey, and overall client turnover, which is generally affecting the industry.  Decreased revenues, partially offset by expense reductions that included a 10% reduction in the managed care workforce, resulted in a corresponding decrease in pre-tax profit by 21% to $2.5 million for 2004, compared to $3.2 million for 2003 and $3.0 million for 2002.  CHN remains the #1 preferred provider organization in New Jersey, and we continue to closely manage expenses during this highly competitive period.  During 2004, our medical provider network expanded to approximately 95,000 locations from 88,000 locations in 2003 and 83,000 locations in 2002.

Discontinued Operations
In December 2001, the Company's management adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA), which had historically been reported as part of the Diversified Insurance Services segment.  This divestiture plan was completed in May 2002 when the Company sold all of the issued and outstanding shares of capital stock of PDA as well as certain software applications developed by PDA at a net gain of $0.5 million.  In addition, the Company recovered $5.0 million of capitalized software development costs.  For further information on discontinued operations, see Item 8. "Financial Statements and Supplementary Data," Note 14 to the consolidated financial statements.

Federal Income Taxes
Our total federal income tax expense increased $24.7 million in 2004 to $46.3 million, compared to $21.6 million in 2003 and $10.8 million in 2002.  These amounts reflect an effective tax rate of 26.5% for 2004, compared to 24.6% for 2003, and 20.4% in 2002.  Our effective rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.  The increase in the effective tax rate in 2004, as compared to 2003 and 2002, is mainly attributable to significant improvements in underwriting results and increased capital gains on investment sales.  These amounts have been offset slightly by lower levels of taxable investment income, and a favorable resolution of an IRS appeals issue, which resulted in a benefit of $2.3 million.  The benefit was in the form of a reduction to the Company's current federal income taxes payable that included a reserve specific to this issue in accordance with FASB Statement No. 5, "Accounting for Contingencies."  The IRS had attempted to disallow, on a consolidated basis, a deduction for interest expense incurred by the Parent while its Insurance Subsidiaries held municipal bonds.  The Company established reserves over the course of the examination as follows:  $0.9 million in 2003; $1.2 million in 2002; and $0.2 million in prior years.  A notice that the issue was resolved in the Company's favor was received on September 30, 2004, at which time the entire accrual was reversed.

The Company has a net deferred tax liability of $29.8 million at December 31, 2004, compared with $12.7 million at December 31, 2003.  This change is mainly the result of the application of Alternative Minimum Tax credits against regular tax in the current year, increased unrealized gains on the available-for-sale investment portfolio, increased deferred policy acquisition costs, and a significant pension contribution, offset by the increase in the discount on loss and loss expense reserves and increased unearned premium reserves.  The following table presents the Company's taxable income, pre-tax financial statement income, and net deferred tax (liability) asset:

(in millions)	2004	2003	2002
Current taxable income from continuing operations	135.7	$59.4	30.6
Pre-tax financial statement income	175.0	88.0	52.9
Net deferred tax (liability) asset	(29.8)	(12.7)	8.7

Financial Condition, Liquidity and Capital Resources
 Selective Insurance Group, Inc., (Parent) is a holding company whose principal assets are its investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the Insurance Subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2003 unaudited statutory financial statements, the Insurance Subsidiaries were permitted to pay the Parent in 2004 ordinary dividends in the aggregate amount of approximately $64.0 million. During 2004, the Insurance Subsidiaries provided $20.0 million in ordinary dividends.  Based upon the 2004 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay the Parent in 2005 ordinary dividends in the aggregate amount of approximately $103 million.  There can be no assurance that the Insurance Subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the Insurance Subsidiaries to the Parent and amounts available for the payment of such dividends, see Item 8. "Financial Statements and Supplementary Data," Note 9 to the consolidated financial statements.

The payment of dividends from the Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries, with the exception of our flood insurance operation, which is restricted by the same limitations of our Insurance Subsidiaries noted above.  Cash flows from operations in the Diversified Insurance Services segment of $14.2 million in 2004, $14.4 million in 2003, and $18.6 million in 2002 resulted in dividends to the Parent of $9.4 million in 2004 compared to $8.9 million in 2003.  No dividends were paid in 2002.

The Parent also generates cash from the sale of its common stock under various stock plans, the dividend reinvestment program, and from investment income, all of which totaled $11.4 million in 2004, further reducing the Parent's cash requirements.  As part of ongoing capital planning, the Parent successfully completed a $50.0 million bond offering in November 2004.  The security is a 30-year senior note with a 7.25% coupon.  The Parent contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder will be deployed for opportunistic share repurchases or further capital contributions to the Insurance Operations depending on the need for growth. The Parent also currently has available revolving lines of credit amounting to $45.0 million, under which no balances were outstanding as of either December 31, 2004 or 2003.  In addition, the Parent has $24.1 million remaining in an irrevocable trust to provide for the repayment of notes having maturities over the next year.

The Parent's cash requirements were $64.6 million in 2004 and included principal and interest payments on the Senior Convertible Notes, various notes payable, dividends to stockholders and general operating expenses.  As indicated in the table on page 50, the Company has contractual obligations pursuant to various notes payable of $24.0 million in 2005 of which the entire balance has been set aside in an irrevocable trust as noted above. The 2002 convertible note issuance has a contingent conversion feature that permitted the holders of the notes to convert the notes when the price of the Company's common stock has maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last trading day of the previous calendar quarter.  On October 26, 2004, in accordance with the applicable provisions of the notes, the Company's Board of Directors voted to permanently waive the stock price contingency provision.  As a result, the Senior Convertible Notes will continue to be convertible at the option of the note holder into shares of common stock until their maturity, although no such conversions had occurred as of the end of 2004.  As a result of the notes being convertible, 3.9 million shares of common stock were added to our diluted earnings per share calculation in 2004.  Also, due to new accounting guidance issued in 2004, the 3.9 million shares related to the Senior Convertible Notes have been added to our diluted earnings per share calculation since the date of the issuance of the notes.  This resulted in a revision to our diluted earnings per share calculation for 2003 and 2002.  This had no effect on reported net income.  See Item 8. "Financial Statements and Supplementary Data," Note 8(a) to the consolidated financial statements for additional information concerning these Senior Convertible Notes and Note 3 to the consolidated financial statements for additional information concerning the new accounting guidance and the resulting restatements.

The Company reviews its financial debt agreements for any potential rating triggers that could dictate a significant change in terms of the agreements if the Company's credit rating were to suddenly and drastically change.  The principal agencies that issue financial strength ratings for the property and casualty industry are: A.M. Best Company (A.M. Best), Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Ratings Service (Fitch).  We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings.  A significant downgrade from A.M. Best, could materially adversely affect the business we write.  We believe that ratings from S&P, Moody's and Fitch, although important, have less of an impact on our business.  A rating downgrade to below "A-" in its A.M. Best or S&P rating would be considered an event of default under the terms of the Company's line of credit agreements.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 76 consecutive years. On October 26, 2004, the Board of Directors approved a 12% increase in the cash dividend on the Company's common stock, to $0.19 per share, that was payable on December 1, 2004 to stockholders of record on November 15, 2004.  The Parent currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, see Item 8. "Financial Statements and Supplementary Data," Note 8(b) to the consolidated financial statements.

On November 4, 2003, the Board of Directors authorized a 2.5 million-share stock repurchase program scheduled to expire on November 30, 2005. The Company acquired approximately 141,000 shares for $4.9 million under that program during 2004, leaving a remaining authorization of approximately 2.4 million shares.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; agents commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures.  Generally, the Insurance Subsidiaries do not match securities held to liabilities as part of ongoing asset/liability duration management. The duration of the asset portfolio of 4.3 years is longer than its liabilities of approximately 1.7 years. The current duration of our fixed maturities, which is within the Company's historical range and a component of our investment philosophy, utilizes a laddered maturity structure so that liquidation of available-for-sale fixed maturities should not be necessary in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality of our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At December 31, 2004, we had $2.8 billion in investments compared with $2.4 billion at December 31, 2003.  Additionally, the Insurance Subsidiaries have additional investment commitments for their limited partnership investments of up to $45.3 million; however, there is no certainty that any additional investment will be required.

Net cash provided by operating activities amounted to $367.1 million in 2004, $281.9 million in 2003, and $180.1 million in 2002.  Included in net cash provided by operating activities were paid loss and loss expenses of $653.1 million in 2004, $638.5 in 2003, and $603.4 million in 2002.  The increase in net cash provided by operating activities in 2004 is a result of: (i) premium growth, lower loss and loss expense ratios; and (ii) increased investment income from a larger investment portfolio.

Total assets increased by 14%, or $490.6 million, at December 31, 2004 compared to December 31, 2003.  Invested assets increased by $403.9 million due to: (i) net investment purchases in the amount of $394.4 million primarily funded by operating cash flows, which totaled $367.1 million, $49.9 million in debt issuance proceeds, cash generated from realized investment gains of $24.6 million, as well as an increase in net securities payable of $2.7 million; and (ii) an increase in unrealized gains of $9.4 million.  Increased premiums written drove increases in premium receivables of $22.8 million and deferred policy acquisition costs of $14.5 million.  Reinsurance recoverables on unpaid losses and loss expenses increased $34.2 million primarily due to an $18.3 million increase in Flood losses, which are ceded to the Federal Government's National Flood Insurance Program, and a $20.1 million increase in casualty losses.  The increase in other assets of $10.4 million is primarily due to a funding of the pension, which resulted in a prepaid asset of $10.2 million. For further information regarding our pension plan and its related funding see the discussion, "Pension and Postretirement Benefit Plan Actuarial Assumptions," on page 49 of this Form 10-K.

Total liabilities increased 13%, or $358.4 million, at December 31, 2004 compared to December 31, 2003.  Loss and loss expense reserves increased $247.4 million as a result of increased exposure on new and existing policies as well as normal loss trends, which include inflation and rising medical costs. Increased premium writings are primarily responsible for the increase in unearned premium reserves of $52.2 million.  Notes payable increased $25.9 million due the issuance of notes payable in the amount of $49.9 million during November 2004, partially offset by scheduled payments totaling $24.0 million on other notes payable that were made in May and August 2004. Deferred federal income tax liability increased $17.1 million from $12.7 million at December 31, 2003 to $29.8 million at December 31, 2004 primarily due to: (i) a $20 million pension contribution in December 2004; (ii) increased unrealized gains in our investment portfolio; and (iii) the deferred impact of improved underwriting results from the insurance operations.  Commissions payable increased to $66.9 million at December 31, 2004 compared with $53.7 million at December 31, 2003 due to improved underwriting profitability, which generated $37.5 million in supplemental agents' commissions compared with $24.8 million last year, as well as increased premium-based commission amounts due to higher premium levels.  Other liabilities increased $14.3 million compared to December 31, 2003 primarily due to a $12.0 million increase in the Company's bank accounts that allow checks to be paid upon presentation prior to the funding of the account, as well as an increase in securities payable of  $2.7 million for investment trades that had not yet been settled in cash as of December 31, 2004.

Total stockholders' equity increased 18%, or $132.2 million at December 31, 2004 compared to December 31, 2003. Additional paid in capital increased $29.0 million primarily due to activity involving various stock award and purchase plans. Retained earnings increased $109.3 million due to net income of $128.6 million, partially offset by stockholder dividends of $19.4 million. After-tax unrealized gains on our investment portfolio increased as of December 31, 2004, compared to December 31, 2003 accounting for the $6.1 million increase in accumulated other comprehensive income.  As a partial offset to stockholders' equity, unearned stock compensation and notes receivable from stock sales increased $5.2 million, or 55%, compared to December 31, 2003, due to the issuance of 2004 restricted stock grants. Treasury stock increased $8.7 million due to the repurchase of approximately 141,000 shares for $4.9 million under the Company's common stock repurchase program and the repurchase of 103,000 shares for $3.8 million in relation to various stock plan awards.

Critical Accounting Policies and Estimates
 We have identified the policies described below are critical to our business operations and the understanding of the results of our operations. For additional discussion on the application of these and other accounting policies, see Item 8. "Financial Statements and Supplementary Data," Note 2 to the consolidated financial statements. Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.  As of December 31, 2004, the Company had accrued $1.8 billion of loss and loss expense reserves compared to $1.6 billion at December 31, 2003.

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

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR). Using generally accepted actuarial reserving techniques we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of possible IBNR reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing IBNR for each reporting period. Loss trends include, but are not limited to large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. The Company also considers factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Based on the consideration of the range of possible IBNR reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The Company also began using independent actuaries in 2003 to opine on the adequacy of our reserves. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2004 and 2003:

As of December 31, 2004					Reinsurance
recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and	Net
($ in thousands)	reserves	reserves	Total	reserves	loss expenses	reserves
Commercial automobile	$93,076	180,766	273,842	$28,541	6,098	296,285
Workers' compensation	298,803	245,897	544,700	53,913	68,692	529,921
General liability	133,706	299,666	433,372	88,946	29,403	492,915
Commercial property	18,616	1,890	20,506	1,200	1,048	20,658
Business owners' policy	18,549	22,810	41,359	5,994	5,160	42,193
Bonds	1,267	3,438	4,705	1,664	696	5,673
Other	640	2,649	3,289	5	224	3,070
Total commercial lines	564,657	757,116	1,321,773	180,263	111,321	1,390,715

Personal automobile	131,387	96,399	227,786	39,870	67,410	200,246
Homeowners	11,507	8,496	20,003	2,418	2,427	19,994
Other	31,206	9,020	40,226	2,878	37,614	5,490
Total personal lines	174,100	113,915	288,015	45,166	107,451	225,730
Total	$738,757	871,031	1,609,788	$225,429	218,772	1,616,445

As of December 31, 2003					Reinsurance
recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and	Net
($ in thousands)	reserves	reserves	Total	reserves	loss expenses	reserves
Commercial automobile	$87,332	150,797	238,129	$26,673	5,746	259,056
Workers compensation	285,999	182,075	468,074	44,330	64,589	447,815
General liability	120,697	237,821	358,518	72,249	15,516	415,251
Commercial property*	20,080	(857)	19,223	1,590	907	19,906
Business owners' policy	19,703	19,251	38,954	5,543	4,936	39,561
Bonds	1,020	2,881	3,901	1,676	1,357	4,220
Other	1,198	2,168	3,366	6	790	2,582
Total Commercial	536,029	594,136	1,130,165	152,067	93,841	1,188,391

Personal automobile	138,710	95,411	234,121	30,191	69,440	194,872
Homeowners	10,213	5,858	16,071	2,376	3,336	15,111
Other	13,112	7,301	20,413	2,409	17,994	4,828
Total personal lines	162,035	108,570	270,605	34,976	90,770	214,811
Total	$698,064	702,706	1,400,770	$187,043	184,611	1,403,202

*Negative IBNR reserves are due to the inclusion of reserves for recoveries from salvage and subrogation.

As of December 31, 2004, we established a range of reasonably possible reserves for net claims of approximately $1,529 million to $1,695 million and of approximately $1,331 million to $1,488 million at December 31, 2003.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include a provision for potential increases or decreases associated with environmental reserves, as management believes it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  As of December 31, 2004, the Company had accrued $1,616.4 million of net loss and loss expense reserves compared to $1,403.2 million as of December 31, 2003. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis as described above and makes adjustments in the period that the need for such adjustment is determined. These reviews, from time to time, result in the Company identifying information and trends that cause the Company to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss adjustment expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings. During 2004, the Company experienced adverse development in its loss and loss expense reserves totaling $4.9 million.  This development was driven by an increase to our loss reserves in the general liability and workers compensation lines of business of $3.5 million, which was the result of rating agency downgrades of certain reinsurers during 2004, and reductions in expected bond subrogation recoveries in our bond line of business of $2.0 million.  In addition, we had net favorable emergence of $0.6 million from our other lines of business, which was primarily the result of increases to our loss reserves for our general liability line of business of approximately $19 million, offset by decreases to our loss reserves for our commercial automobile line of business of approximately $20 million and minor development in other lines.  The adverse development in the general liability line of business was mainly due to our contractor completed operations business.  Prior to 2002, we had more exposure to faulty workmanship and materials for both the general contractors and subcontractors and inadequate limits on subcontractors.  After 2002, we took extensive underwriting actions to limit our exposure.  We adopted the Insurance Service Office (ISO) general liability insurance form, which excluded subcontractors for faulty workmanship.  We also placed mold limitations or exclusions on most policies and required subcontractors to carry equal insurance limits to those carried by the general contractor as well as mandated that our insureds be named on any potential subcontractor's policy as an additional insured on a primary and noncontributory basis.  The positive development in the commercial automobile line of business was driven by a reduction in claim frequency and severity. The most significant adverse development came from accident years 1999 and 2000, which was offset by favorable development from accident years 2002 and 2003.   For the full year 2003, the Company experienced adverse development in its loss and loss expense reserves totaling $15.0 million.  Similar to 2004, this development was driven by our general liability line of business, specifically our contractor completed operations business, which increased prior year loss estimates by approximately $18 million.

Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non‑asbestos.  Carried net loss and loss expense reserves for environmental claims was $38.5 million as of December 31, 2004 and $36.5 million as of December 31, 2003. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by our Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  In addition, a portion of our environmental losses relate to homeowners claims covering the leakage of certain underground storage tanks.  Our asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks and homeowners policies. During 2004, Selective also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections. To address this issue, Selective began restricting writings of policies with coverage for underground heating oil storage tanks, company wide, just about two years ago, and are reviewing possible coverage changes for existing business.

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

The table below summarizes the number of asbestos and non‑asbestos claims outstanding at December 31, 2004, 2003 and 2002.  For additional information about our environmental reserves, see Item 1. "Business," page 14 and Item 8. "Financial Statements and Supplementary Data," Note 7 to the consolidated financial statements.

Environmental Claims Activity (in thousands except claim counts)

	2004	2003	2002
Asbestos Related Claims (1)
Claims at beginning of year	2,772	2,346	2,038
Claims received during year	442	720	725
Claims closed during year(2)	(189)	(294)	(417)
Claims at end of year	3,025	2,772	2,346
Average net loss settlement on closed claims	$0.18	0.55	0.34
Amount paid to administer claims	$137	419	230
Net survival ratio (3)	20	17	15

Non-Asbestos Related Claims (1)
Claims at beginning of year	286	247	240
Claims received during year	126	133	105
Claims closed during year(2)	(127)	(94)	(98)
Claims at end of year	285	286	247
Average net loss settlement on closed claims	$13.60	7.90	16.60
Amount paid to administer claims	$553	723	851
Net survival ratio (3)	7	9	10

(1)	The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.
(2)	Includes claims dismissed, settled, or otherwise resolved.
(3)	The net survival ratio was calculated utilizing a three-year average for net losses and expenses paid.

Premium Revenue
Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The Company had net premiums written of $1.4 billion for 2004 compared to $1.2 billion for 2003 and $1.1 billion for 2002. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized.  When premium rates increase, the effect of those increases do not immediately affect earned premium. Rather, those increases are recognized ratably over the period of coverage. The Company earned net premiums of $1.3 billion for 2004 compared with $1.1 billion for 2003 and just under $1.0 billion for 2002. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force. As of December 31, 2004, the Company had unearned premiums of $702.1 million and prepaid reinsurance premiums of $58.3 million compared to unearned premiums of $649.9 million and prepaid reinsurance premiums of $52.8 million as of December 31, 2003.

Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose.  As of December 31, 2004 the Company had deferred policy acquisition costs of $186.9 million compared to $172.4 million as of December 31, 2003.

Adoption of Accounting Pronouncements
 In 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which is a revised interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements."  FIN 46R is required to be applied starting with fiscal years beginning after December 15, 2003. FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if that enterprise either absorbs a majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns as a result of ownership, contractual or other financial interests in the VIE.  Prior to FIN 46R, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The Company has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on January 1, 2004 has had no effect on the Company's results of operations or financial condition.

In 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires all companies to measure compensation expense on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments.  The effective date of this statement for public companies is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is encouraged.  The Company expects to adopt the modified prospective application provisions of FAS 123R as of January 1, 2005.  The pro forma results presented in Note 2(n) are in accordance with the required disclosures under Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), and should provide for a reasonable approximation of the impact the implementation of this statement will have on the Company.

Also in 2004, the FASB ratified EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" (EITF 04-8).  This EITF requires that instruments convertible into common stock upon the achievement of a specified price of the issuer's shares be included in diluted earnings per share computations under the if-converted method regardless of whether the triggering market conditions have been met.  This EITF, which is effective for reporting periods ending after December 15, 2004, was applied by restating previously reported diluted earnings per share amounts.  As a result, the Company has restated its 2003 and 2002 diluted earnings per share amounts for the inclusion of approximately 3.9 million shares related to the September 2002 issuance of Senior Convertible Notes.  This restatement reduced 2003 diluted earnings per share from $2.40 to $2.20 and reduced 2002 diluted earnings per share from $1.56 to $1.53. This restatement had no effect on reported net income and there was no impact on the 2004 diluted earnings per share as these shares have been included in the diluted computation for the entire year.

Pension and Postretirement Benefit Plan Actuarial Assumptions
 The Company's pension benefit and postretirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions (SFAS 87) and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pension (SFAS 106), respectively.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.

The discount rate enables us to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.  We reduced our discount rate to 6.25% for 2004, from 6.75% in 2003, to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense.  Our long-term expected return on plan assets was 8.25% in 2004 and 2003. Changes in the related pension and postretirement benefit expense may occur in the future due to changes in these assumptions.

Additionally, in December 2004 the Company made a voluntary contribution to its Retirement Income Plan of $20.0 million. This additional contribution in 2004: (i) will reduce pension expense by approximately $1.6 million annually and (ii) reduced the unfunded status of the Company's Retirement Income Plan from $39.6 million as of December 31, 2003 to $20.3 million as of December 31, 2004.

For additional information regarding the Company Pension and Postretirement Benefit Plan, see Item 8 "Financial Statements and Supplementary Data." Note 15(d) to the consolidated financial statements.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments
 At December 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable as of December 31, 2004 are summarized below:

Contractual obligations	Payment due by period
		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years
Operating leases	$21.7	7.6	10.1	3.8	0.2
Senior convertible notes	305.0	-	-	-	305.0
Convertible subordinated debentures	1.0	-	1.0	-	-
Notes payable[1]	147.5	24.0	36.6	24.6	62.3
Total	$475.2	31.6	47.7	28.4	367.5

[1]The Parent has $24.1 million remaining in an irrevocable trust to provide for the repayment of notes due in less than 1 year.

On October 26, 2004, in accordance with the provisions of the Indenture, the Company's Board of Directors voted to permanently waive the stock price contingency provision, which was satisfied for the quarters ended March 31, 2004 and June 30, 2004, when the price of the Company's common stock maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last day of each of these respective quarters. If all the Convertible Notes were converted, the Company would be required to issue 3.9 million shares of common stock. We expect to have the capacity to repay and/or refinance all of these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either December 31, 2004 or 2003. For more information regarding the Company's lines of credit, see Item 8. "Financial Statements and Supplementary Data," Note 8(d) to the consolidated financial statements for more information. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data," Note 18 to the consolidated financial statements.

In addition to our contractual obligations, we maintain case reserves and estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR), which is in accordance with industry practice. Using generally accepted actuarial reserving techniques we project our estimate of ultimate losses and loss expenses at each reporting date.  Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses.  The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Given that the loss and loss expense reserves are estimates as described above and in more detail under "Critical Accounting Policies and Estimates" on pages 45-48 of this Form 10-K, the payment of these estimates are generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value.  Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business.  Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

Our future projected cash payments associated with our estimate of loss and loss expense reserves as of December 31, 2004 are summarized below:

Loss and Loss Expense Reserves

(in millions)

Projected future net loss and loss expenses paid in:
First Year	$506.5
Second Year	365.8
Third Year	215.5
Fourth Year	145.9
Fifth Year	88.9
Beyond Fifth Year	293.8
Net reserves for losses and loss expenses	1,616.4
Total future ceded loss and loss expenses paid	218.8
Total future gross loss and loss expenses paid	$1,835.2

The information in the "Loss and Loss Expense Reserves" table above is presented in accordance with reporting requirements of the Securities and Exchange Commission.  These projected paid amounts by year are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of when loss and loss expense reserves will be paid and as a result the timing and amounts of the actual payments will be affected by many factors. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. As was noted above, for further information regarding the uncertainty associated with loss and loss expense reserves see "Critical Accounting Policies and Estimates" on pages 45-48 of this document.

Audit Committee Approval of Non-Audit Services
Information required in accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, regarding non-audit services is included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Risk Factors
Certain risk factors exist that can affect our business, results of operations, and financial condition.  The following list of risk factors is not exhaustive and others may exist.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.

The property and casualty insurance industry is cyclical.
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, and other factors.  For example, commercial lines premium pricing increased from 2001 to 2004; but it decreased for several years before 2000.  The industry's profitability also is affected by unpredictable developments, including:

  Natural and man-made disasters;

  Fluctuations in interest rates and other changes in the investment environment that affect investment returns;

  Inflationary pressures that affect the size of losses;

  Medical losses; and

  Judicial decisions that affect insurers' liabilities.

The demand for property and casualty insurance, particularly Commercial Lines, can also vary with the overall level of economic activity.

Catastrophic events can have a significant impact on our financial and operational condition.
Results of property and casualty insurers are subject to weather and other conditions.  While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results to be materially worse than other years.

Our Insurance Subsidiaries have experienced catastrophe losses and we expect them to experience such losses in the future.  A catastrophic event or a series of catastrophic events could have a material adverse effect on the operating results and financial condition of the Insurance Subsidiaries, thereby limiting the ability of the Insurance Subsidiaries to pay dividends to Selective.

Various natural and man-made events can cause catastrophes, including, but not limited to hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires.  The frequency and severity of these catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is determined by the severity of the event and the total amount of insured exposures in the area affected by the event.  Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our Insurance Subsidiaries historically have been related to commercial property and homeowners' coverages.

Our Insurance Subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance.  Reinsurance, however, may prove inadequate if:

  A major catastrophic loss exceeds the reinsurance limit or the reinsurers' financial capacity,

  An Insurance Subsidiary pays a number of smaller catastrophic loss claims, which individually fall below the subsidiary's retention level, or

  The modeling software used to analyze the Insurance Subsidiaries' risk proves inadequate.

Acts of terrorism could have a significant impact on our financial and operational condition.
 On November 26, 2002, TRIA legislation was signed into law and will be in effect through December 31, 2005.  TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance.  Insurance companies with direct commercial insurance exposure in the United States are required to participate in this program.  TRIA rescinded all previously approved exclusions for terrorism.  Policyholders for non- workers compensation policies have the option to accept or decline the terrorism coverage Selective offers in its policies, or negotiate other terms.  In 2004, approximately 90% of our commercial non-workers compensation policyholders purchased terrorism coverage.  The terrorism coverage is mandatory for all workers compensation primary policies.  In addition, ten of the twenty primary states Selective writes commercial property coverage in mandate the coverage of fire following an act of terrorism.  These provisions apply to new policies written after enactment of TRIA.  A terrorism act has to be certified by the Secretary of Treasury in order to be covered by TRIA.  TRIA limits the certified losses to "international terrorism" defined as an act committed on behalf of any foreign person or foreign interest where the damage from the event is in excess of $5 million and the event was not committed in the course of a war declared by the United States.  Terrorism acts related to the use of nuclear, biological or chemical (NBC) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the loss.  Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available.  This deductible is based on a percentage of commercial lines direct earned premiums from the prior calendar year.  For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%.  Although the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, Selective's deductible is substantial.  In addition, it is uncertain whether TRIA will be extended past its current termination date.  Selective continues to monitor concentrations of risk and has purchased a separate terrorism treaty to supplement its protection to this highly unknown exposure.

Our geographic concentration ties our performance to the economic and regulatory conditions and weather-related events in the Eastern region of the United States.
Our property and casualty insurance business is concentrated geographically in Eastern region of the United States.  New Jersey accounts for thirty-seven (37%) percent of our total net premiums written.  Substantially all of our remaining business is written in other Eastern region jurisdictions (Connecticut, Delaware, District of Columbia, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia and Wisconsin).  Unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations.  Our revenues and profitability are also subject to prevailing economic and regulatory conditions in the states in which we write insurance.  Because our business is concentrated in a limited number of geographic markets, we may be exposed to risks of adverse developments that are greater than the risks of having business in a greater number of geographic markets.

We are heavily regulated in the states in which we operate.
We are subject to extensive supervision and regulation in the states in which our Insurance Subsidiaries transact insurance business.  The primary purpose of insurance regulation is to protect individual policyholders and not shareholders or other investors.  Our business can be adversely affected by regulations affecting property and casualty insurance companies.  For example, laws and regulations can lead to mandated reductions in rates to levels that we do not believe are adequate for the risks we insure.  Other laws and regulations limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers.  Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers' compensation, healthcare or managed care, preferred provider organizations, and human resource administration outsourcing organizations may also have an adverse effect on our business.  Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry.

Proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures.  Although we neither write health insurance in our managed care business nor assume any healthcare risk, rules affecting healthcare services can affect workers' compensation, commercial and personal automobile, liability, and other insurance that we do write.  We cannot determine whether, or in what form, healthcare reform legislation may be adopted by the U.S. Congress or any state legislature.  We also cannot determine the nature and effect, if any, that the adoption of healthcare legislation or regulations, or changing interpretations, at the federal or state level would have on us.

Examples of insurance regulatory risks include:

                Automobile Insurance Regulation
In 1998, New Jersey instituted an Urban Enterprise Zone (UEZ) Program, which requires New Jersey auto insurers to have a market share in certain urban territories that is in proportion to their statewide market share.  Due to mandated urban rate caps, the premiums on these UEZ policies are typically insufficient to cover losses.   While the law which imposed these urban rate caps was repealed in 1998, the caps continue to be enforced by the New Jersey Department of Banking and Insurance (DOBI).

From time to time, legislative proposals are introduced that, if passed, could adversely affect our results of operation. A bill was introduced in the New Jersey legislature in 2003 to allow claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their life. Although this legislation ultimately was not passed, we anticipate similar legislative proposals will be introduced should the New Jersey Supreme Court uphold the current interpretation of the state's no-fault law.

We are also potentially subject to unfair competition based on uneven application of regulatory requirements by state regulators.  For example, in 2004 a new market entrant in the New Jersey automobile insurance market was permitted to use insurance credit scoring to price personal automobile insurance policies while all other insurers were precluded from so doing.  New Jersey subsequently has allowed other personal automobile insurers to use credit scoring, but our ability to competitively price our New Jersey personal automobile business was restricted for a period of time.

                Workers' Compensation Insurance Regulation
Because Selective voluntarily writes workers' compensation insurance, it is required by state law to support the involuntary market.  Insurance companies that underwrite voluntary workers' compensation insurance can either directly write involuntary coverage, which is assigned by state regulatory authorities, or participate in a sharing arrangement, where the business is written by a servicing carrier and the profits or losses of that serviced business are shared among the participating insurers.  Selective currently participates through a sharing arrangement in all states, except New Jersey, where it currently writes involuntary coverage directly.  Historically, this business has been unprofitable whether written directly or handled through a sharing arrangement.  Additionally, Selective is required to provide workers' compensation benefits for losses arising from acts of terrorism under its workers' compensation policies.  The impact of any terrorist act is unpredictable, and the ultimate impact on Selective will depend upon the nature, extent, location and timing of such an act.  Any such impact on Selective could be material.

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

In addition, ten of the twenty primary states Selective writes commercial property coverage in mandate the coverage of fire following an act of terrorism.

A change in our market share in New Jersey could adversely impact the results in our private passenger automobile business.
New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market.  These policies are priced according to a separate rating scheme that is established by the assigned risk plan and subject to approval by DOBI.  The amount of involuntary insurance, which an insurer must write in New Jersey, depends on the insurer's statewide market share - the greater the market share the more involuntary coverage the insurer is required to write.  The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable.

During 2002, DOBI issued an order exempting State Farm Indemnity Company, which had approximately 17% of the market share for New Jersey private passenger automobile insurance, from the state's "take-all-comers" law, assigned risk program, and UEZ program.  As a result of State Farm's exemption, in 2003 every other participating insurer's share of the program, including Selective's, was increased to offset the unapplied State Farm share.  In 2004, the DOBI issued an order which will transition State Farm back into the assigned risk and UEZ programs, however, they will not be required to meet their full share of these programs during 2005.

We face significant competition from other regional and national insurance companies, agents and from self-insurance.
We compete with both regional and national property and casualty insurance companies, including those that do not use independent agents and write directly with insureds.  Many of these competitors are larger than Selective and have greater financial, technical, and operating resources.  Because we sell our coverages through independent insurance agents who also are agents of our competitors, we face competition within each of our appointed independent insurance agencies.

The property and casualty insurance industry is highly competitive on the basis of both price and service.  If our competitors price their products more aggressively, our ability to grow or renew our business as well as our profitability may be adversely impacted.  There are many companies competing for the same insurance customers in the geographic areas in which we operate.  The Internet may also emerge as a significant source of new competition, both from existing competitors and from new competitors.

We also face competition, primarily in the commercial insurance market, from entities that self-insure their own risks.  Many of our customers and potential customers are examining the benefits and risks of self-insuring as an alternative to traditional insurance.

A number of new, proposed, or potential legislative or industry developments could further increase competition in the property and casualty insurance industry.  These developments include:

  The Gramm-Leach-Bliley Act, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

  Programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

  Changing practices caused by the Internet, which have led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

New competition from these developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

Our reserves may not be adequate to cover actual losses and expenses.
We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims for each accounting period.  From time-to-time, we adjust reserves and, if our reserves are inadequate, we will be required to increase reserves.  An increase in reserves: (i) produces an increase in losses, (ii) reduces net income and stockholders' equity for the period in which the deficiency in reserves is identified, and (iii) could have a material adverse effect on our results of operations, liquidity, financial condition and financial strength ratings.  Our estimates of reserve amounts are based on facts and circumstances of which we are aware, including our expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors.  There is no method for precisely estimating our ultimate liability for settlement and claims.

We regularly review our reserving techniques and our overall amount of reserves.  We also review:

  Information regarding each claim for losses;
  Our loss history and the industry's loss history;
  Legislative enactments, judicial decisions and legal developments regarding damages;
  Changes in political attitudes; and
  Trends in general economic conditions, including inflation.

We cannot be certain that the reserves we establish are adequate or will be adequate in the future.

Our ability to reduce our exposure to risks depends on the availability and cost of reinsurance.
We transfer our risk exposure to other insurance and reinsurance companies through reinsurance arrangements.  In these arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of the insurance policy premiums.  The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly.  Any decrease in the amount of our reinsurance will increase our risk of loss.

We also face credit risk with respect to reinsurance.  The inability of any of our reinsurers to meet their financial obligations could materially and adversely affect our operations, as we remain primarily liable to our customers under the policies that we have reinsured.

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
Insurance companies are subject to financial strength ratings produced by external rating agencies.  Higher ratings generally indicate financial stability and a strong ability to pay claims.  Ratings are assigned by rating agencies to insurers based upon factors relevant to policyholders.  Ratings are not recommendations to buy, hold, or sell any of Selective's securities.

The principal agencies that cover the property and casualty industry are:  A.M. Best Company; Standard & Poor's Rating Services (S&P); Moody's Investor Service (Moody's); and Fitch Rating Service (Fitch).  We believe our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us "A+" (Superior), the second highest of fifteen ratings.  A significant downgrade from A.M. Best could materially adversely affect the business we write.  We believe that ratings from S&P, Moody's or Fitch, although important, have less impact on our business.  We are currently rated "A" by S&P, "A2" by Moody's and "A+" by Fitch.  We cannot be sure that we will maintain our current A.M. Best, S&P, Moody's or Fitch ratings.  An unfavorable change in any of these ratings could (i) affect our ability to write new business with customers, some of which are required (under various 3rd party agreements) to maintain insurance with a carrier that maintains a specified minimum rating; (ii) be an event of default under our current lines of credit, under which we had no outstanding borrowings at December 31, 2004, 2003, or 2002; (iii) result in an increase in the interest rate charged under those lines of credit; or (iv) make it more expensive for us to access capital markets.

Our investments support our operations and provide a significant portion of our revenues and earnings.
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings.  Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates, or general market conditions would have an adverse effect on our results.  Fluctuations in interest rates cause inverse fluctuations in the market value of our debt portfolio.  Any significant decline in the market value of our investments would reduce our stockholders' equity and our policyholders' surplus which could impact our ability to write additional premiums.  In addition, our notes payable are subject to certain debt-to-capitalization restrictions which could also be impacted by a significant decline in investment values.

We face risks in the human resource administration outsourcing business.

                Regulatory
The operations of Selective HR Solutions, Inc., (SHRS) are affected by numerous federal and state laws and regulations relating to employment matters, benefits plans and taxes.  In performing services for its clients, SHRS assumes some obligations of an employer under these laws and regulations.  If these federal or state laws are ultimately applied in a manner unfavorable to SHRS, it could have a material adverse effect on our operations and financial condition. Regulation in the human resource administration outsourcing business is constantly evolving.  We are unable to predict what additional government initiatives, if any, affecting SHRS's business may be promulgated in the future.  Consequently, we are also unable to predict whether SHRS will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.

                Liability for Worksite Employee Payroll
When providing co-employment services, SHRS assumes the obligations to pay the salaries, wages, and related benefit costs and payroll taxes of its clients' worksite employees.  Clients are required to fund these obligations for us.  If clients fail to fund these obligations, and if these obligations are significant, it could have a material adverse effect on our results of operations or financial condition.

                Liabilities for Client and Employee Actions
SHRS establishes, by contract, a division of responsibility with its clients for various personnel management matters, including compliance with and liability under various governmental regulations.  Because of this relationship, SHRS may be subject to liability for its clients' violations of laws and regulations.  Although the agreements with clients generally obligate them to indemnify SHRS for any liability attributable to the conduct of the clients, SHRS may not be able to collect on the contractual indemnification claim.  In addition, worksite employees may be deemed to be agents of SHRS, subjecting SHRS to liability for the actions of those worksite employees that could have a material adverse effect on our results of operations or financial condition. SHRS maintains professional liability insurance and such other coverages that it believes are reasonable in light of its experiences to date.  There can be no assurance, however, that such insurance will be sufficient or available in the future at reasonable cost to protect SHRS from liability which might adversely affect its business, financial condition, or results of operations.

We face risks in our managed care operations.

                 Regulation
Some states in which CHN Solutions transacts business have licensing and other statutory or regulatory requirements, particularly for medical review services.  Some of these requirements apply to medical review of care covered by workers' compensation.  Typically, these laws establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures.  In addition, some states regulate the operation of managed care provider networks.  If additional statutory or regulatory requirements are imposed, CHN Solutions might encounter increased costs of operations.

Regulation in the healthcare, automobile personal injury protection and workers' compensation fields is constantly evolving.  We are unable to predict what additional government initiatives, if any, affecting CHN Solutions' business may be promulgated in the future.  Consequently, we are also unable to predict whether CHN Solutions will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.

                Litigation
Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are litigating to prevent application of certain cost containment practices.  Their success in these efforts could limit the scope of certain cost containment services that we provide and revenue, accordingly, could decline.  Although CHN Solutions does not grant or deny claims for payment of benefits and does not engage in the practice of medicine or deliver medical services, it does make recommendations concerning the appropriateness of providers' medical treatment plans of patients.  Consequently, there can be no assurance that CHN Solutions will not be subject to claims for adverse medical consequences, including being joined in suits brought against its customers.  Such litigation might adversely affect its business, financial condition, or results of operations.  CHN Solutions maintains professional liability insurance and such other coverages that it believes are reasonable in light of its experiences to date.  There can be no assurance, however, that such insurance will be sufficient or available in the future at reasonable cost to protect CHN Solutions from liability which might adversely affect its business, financial condition, or results of operations.

                Unionization of Medical Providers
Our subsidiary, CHN Solutions, builds medical provider networks and leases networks to insurers, medical management companies, third party administrators and other medical claim payors.  The lessees receive medical fee discounts from network providers in exchange for potential patient volume commitments, where permitted under state law, from CHN Solutions' client and payor base.  If medical providers, such as physicians, decided to unionize, that might impair CHN Solutions' ability to maintain and grow networks, negotiate fee discount arrangements and lease networks to their customers.  These events would have an adverse impact not only on CHN Solutions, but also on Selective as a whole because we rely, in part, on provider networks and discounts to manage our claim medical expenses.  Those events could also have an adverse effect on our results of operations and financial condition.

We are a holding company, and we may have a limited ability to declare dividends, and thus may not have access to the cash that is needed to meet our cash needs.
Substantially all of our operations are conducted through our subsidiaries.  Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to pay dividends or make other cash payments to us may materially affect our ability to pay principal and interest on our indebtedness and dividends on our common stock.

Under the terms of our debt agreements and financial solvency laws affecting insurers, our subsidiaries are permitted to incur indebtedness up to certain levels that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by our subsidiaries to us.  We cannot assure that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund our cash needs.

Sources of funds for the Insurance Subsidiaries primarily consist of premiums, investment income, and proceeds from sales and redemption of investments.  Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments.

The Insurance Subsidiaries may declare and pay dividends to us only if they are permitted to do so under the insurance regulations of their respective state of domicile.  All of the states in which our Insurance Subsidiaries are domiciled regulate the payment of dividends.  Some states, including New Jersey, North Carolina and South Carolina, require that we give notice to the relevant state insurance commissioner prior to our Insurance Subsidiaries declaring any dividends and distributions payable to us.  During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors.

The Diversified Insurance Services subsidiaries may also declare and pay dividends.  Potential dividends are restricted only by the operating needs of the subsidiaries, with the exception of our flood insurance operation, which is restricted by the same limitations of our Insurance Subsidiaries noted above.  Sources of funds for the Diversified Insurance Services subsidiaries primarily consist of fees for services rendered.  Such funds are applied primarily to payment of operating expenses as well as dividends and other payments.

We employ anti-takeover measures that may discourage potential acquirors and could adversely affect the value of our common stock.
Directly or indirectly, we own, all of the shares of stock of Insurance Subsidiaries domiciled in the states of New Jersey, New York, North Carolina, South Carolina, and Maine.  State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company, which controls a domestic insurance company.  Any purchase of 10% or more of our outstanding common stock would require prior action by all or some of the insurance commissioners of these states.

Other factors also may discourage, delay or prevent a change of control of Selective, including among others provisions in our certificate of incorporation, as amended, relating to:

          Supermajority voting and fair price to our business combinations;

          Staggered terms for our directors;

          Supermajority voting requirements to amend the foregoing provisions;

          Our stockholder rights plan;

          Guaranteed payments which must be made to our officers upon a change of control; and

          The ability of our board of directors to issue "blank check" preferred stock.

The New Jersey Shareholders Protection Act provides that Selective, as a New Jersey corporation, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder.  These provisions also could have the effect of depriving Selective stockholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of our common stock.

We depend on key personnel.
To a large extent, the success of our businesses is dependent on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, managed care, HR outsourcing and corporate personnel.  Competition to attract and retain key personnel is intense.  While we have employment agreements with a number of key managers, we generally do not have employment contracts with our employees and cannot ensure that we will be able to attract and retain key personnel.

We face risks from technology-related failures.
Our businesses are increasingly dependent on computer and Internet-enabled technology.  Our inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect our ability to write business and service accounts, and could adversely impact our results of operations and financial conditions.

Class action litigation could affect our business practices and financial results.
Our industries have been the target of class action litigation in areas including the following:

          After-market crash parts;

          Urban homeowner underwriting practices;

          Health maintenance organization practices; and

          Discounting and payment of personal injury protection claims.

It is possible that future class action litigation could adversely affect results of our insurance and diversified insurance services businesses and our financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The fair value of Selective's assets and liabilities are subject to market risk, primarily interest rate and equity price risk related to Selective's investment portfolio.  Selective does not hold derivative or commodity investments.  Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. Selective has minimal foreign currency fluctuation risk on certain equity securities.

Selective's investment strategy is to maximize after-tax returns while providing liquidity, stability and preserving assets and stockholders' equity.  Selective's investment policy requires disciplined security selection, portfolio and fixed maturity diversification, average duration targeting to maintain a tolerable measure of interest rate risk and yield, and compliance with various investment regulations affecting the Insurance Subsidiaries.  As of December 31, 2004, the mix of Selective's investment portfolio was 83% fixed maturity securities, 12% equity securities, 4% short-term investments, and 1% other investments.

There were no significant changes in the primary market risk exposures for Selective's overall investment portfolio for the year ended December 31, 2004 compared to the prior year.  Selective does not anticipate any significant changes in market risk in the foreseeable future or in how it will manage that risk.

Interest Rate Risk

Fixed Maturity Portfolio. In connection with the Insurance Subsidiaries, Selective invests in interest rate sensitive securities, mainly fixed maturity securities.  Selective's fixed maturity portfolio is comprised of primarily investment grade (investments receiving a rating of 1 or 2 from the NAIC's Securities Valuation Office) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities.  Selective's strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks.  Selective's fixed maturity securities include both available-for-sale and held-to-maturity securities in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board (FAS 115).  Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Selective generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows Selective to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.  Increases and decreases in prevailing interest rates generally translate, respectively, into decreases and increases in fair values of fixed maturity investments.  Fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument, and other general market conditions. At December 31, 2004, 97% of Selective's fixed maturity portfolio (excluding short-term investments) had a maturity of less than ten years, and the average duration was 4.3 years.  Based on its fixed maturity securities asset allocation and security selection process, Selective believes that its fixed maturity portfolio is not overly prone to prepayment or extension risk.

Sensitivity Analysis.  Selective uses interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed maturity securities and preferred stock.  The sensitivity analysis hypothetically assumes a parallel 200 basis point shift in interest rates up and down in 100 basis point increments within one year from the date of the consolidated financial statements.  Selective uses fair values to measure its potential loss.

This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders' equity.  Further, the calculations do not take into account any actions we may take in response to market fluctuations.

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2004 and 2003:

	2004
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
Fair value of fixed maturity securities
portfolio	2,577.5	2,471.9	2,368.2	2,262.2	2,159.1
Fair value change	209.3	103.7	0.0	(106.0)	(209.1)
Fair value change from base (%)	8.8%	4.4%	0.0%	(4.5)%	(8.8)%

	2003
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
Fair value of fixed maturity securities
portfolio	2,273.5	2,176.7	2,085.5	2,005.0	1,925.1
Fair value change	188.0	91.2	0.0	(80.5)	(160.4)
Fair value change from base (%)	9.0%	4.4%	0.0%	(3.9)%	(7.7)%

Equity Price Risk
 Selective's equity securities are classified as available for sale in accordance with FAS 115.  Our portfolio of equity securities is exposed to equity price risk arising from potential volatility in equity market prices.  We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry.  The sensitivity analysis hypothetically assumes a 20% change in equity prices up and down in 10% increments at December 31, 2004 and 2003.  In the analysis, we include investments in equity securities.  The following table presents the hypothetical increases and decreases in market value of the equity portfolio as of December 31, 2004 and 2003:

	2004
	Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Fair value of equity portfolio	265.5	298.7	331.9	365.1	398.3
Fair value change	(66.4)	(33.2)	0.0	33.2	66.4

	2003
	Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Fair value of equity portfolio	237.2	266.9	296.6	326.2	355.9
Fair value change	(59.4)	(29.7)	0.0	29.6	59.3

Indebtedness

(a) Long-Term Debt.  As of December 31, 2004, Selective had outstanding long-term debt of $264.4 million that mature as shown on the following table.

		2004
(in thousands)	Year of	Carrying	Fair
	Maturity	Amount	Value
Financial liabilities
Notes payable:
8.77% Senior Notes	2005	$18,000	$18,458
8.63% Senior Notes Series A	2007	18,000	18,624
8.87% Senior Notes Series B	2010	61,500	64,720
7.25% Senior Notes	2034	49,880	50,794
Total notes payable		147,380	152,596
Senior convertible notes	2032	115,937	186,431
Convertible subordinated debentures	2008	1,033	5,569

The weighted average interest rate for Selective's outstanding long-term debt is 6.52%.  Selective is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt.  Selective has $45 million in revolving lines of credit (LOC):  $20 million with State Street Corporation; and $25 million with Wachovia Bank.  At December 31, 2004, neither LOC had balances outstanding.  Interest under the LOCs is accrued, at Selective's option, on a LIBOR, prime rate or money market rate basis.  The weighted average interest rates on borrowings during 2004 was 1.74%.

Item 8. Financial Statements and Supplementary Data.
Consolidated Balance Sheets
December 31,
(in thousands, except share amounts)	2004	2003
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $42,211-2004; $75,478-2003)	$40,903	72,321
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,247,253-2004; $1,914,635-2003)	2,325,969	2,010,064
Equity securities, available-for-sale - at fair value
(cost of: $172,900-2004; $163,602-2003)	331,931	296,561
Short-term investments - (at cost which approximates fair value)	98,657	23,043
Other investments	44,083	35,655
Total investments (Note 4)	2,841,543	2,437,644
Cash	-	12
Interest and dividends due or accrued	27,947	24,001
Premiums receivable, net of allowance for uncollectible
accounts of: $3,236-2004; $3,121-2003	430,426	407,633
Other trade receivables, net of allowance for uncollectible
accounts of: $681-2004; $1,085-2003	17,478	21,567
Reinsurance recoverable on paid losses and loss expenses	5,841	7,726
Reinsurance recoverable on unpaid losses and loss expenses (Note 6)	218,772	184,611
Prepaid reinsurance premiums (Note 6)	58,264	52,817
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $89,213-2004; $79,199-2003	55,144	53,317
Deferred policy acquisition costs (Note 2j)	186,917	172,386
Goodwill (Note 2k)	43,230	43,612
Other assets	43,838	33,456
Total assets	$3,929,400	3,438,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses (Note 7)	$1,609,788	1,400,770
Reserve for loss expenses (Note 7)	225,429	187,043
Unearned premiums	702,111	649,906
Senior convertible notes (Note 8)	115,937	115,937
Notes payable (Note 8)	147,380	121,500
Current federal income tax	3,127	7,961
Deferred federal income tax (Note 13)	29,803	12,677
Commissions payable	66,881	53,717
Accrued salaries and benefits	50,071	56,942
Other liabilities	96,855	82,545
Total liabilities	3,047,382	2,688,998

Stockholders' Equity:
Preferred stock of $0 par value per share: Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,468,099-2004; 41,567,552-2003	84,936	83,135
Additional paid-in capital	142,292	113,283
Retained earnings	721,483	612,208
Accumulated other comprehensive income	154,536	148,452
Treasury stock - at cost (shares: 14,529,067-2004; 14,284,612-2003)	(206,522)	(197,792)
Unearned stock compensation and notes receivable from stock sales	(14,707)	(9,502)
Total stockholders' equity (Notes 9 and 10)	882,018	749,784
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders' equity	$3,929,400	3,438,782

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Years ended December 31,
(in thousands, except per share amounts)
	2004	2003	2002
Revenues:
Net premiums written	$1,365,148	1,219,159	1,053,487
Net (increase) in unearned premiums and prepaid reinsurance premiums	(46,758)	(86,089)	(65,219)
Net premiums earned	1,318,390	1,133,070	988,268
Net investment income earned	120,540	114,748	103,067
Net realized gains	24,587	12,842	3,294
Diversified Insurance Services revenue	104,396	91,840	80,796
Other income	3,623	3,616	3,525
Total revenues	1,571,536	1,356,116	1,178,950

Expenses:
Losses incurred	715,509	675,506	609,048
Loss expenses incurred	150,865	123,124	105,532
Policy acquisition costs	408,790	356,050	307,505
Dividends to policyholders	4,275	5,054	5,762
Interest expense	15,466	17,148	15,093
Diversified Insurance Services expenses	90,226	82,617	74,882
Other expenses	11,424	8,637	8,221
Total expenses	1,396,555	1,268,136	1,126,043

Income from continuing operations, before federal income tax	174,981	87,980	52,907

Federal income tax expense (benefit) :
Current	32,492	17,756	19,841
Deferred	13,850	3,880	(9,072)
Total federal income tax expense (benefit)	46,342	21,636	10,769

Loss from discontinued operations, net of tax: $(377) -2002	-	-	(708)
Gain on disposition of discontinued operations, net of tax: $290-2002	-	-	539
Total discontinued operations, net of tax	-	-	(169)
Net income	$128,639	66,344	41,969

Earnings per share:
Basic net income	$4.81	2.54	1.66

Diluted net income	$4.07	2.20	1.53

Dividends to stockholders	$0.70	0.62	0.60

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Common stock:
Beginning of year	$83,135		81,562		79,177
Dividend reinvestment plan
(shares: 36,302-2004; 43,882-2003; 46,353-2002)	73		88		93
Convertible subordinated debentures
(shares: 21,323-2004; 20,758-2003;
347,312-2002)	43		41		695
Stock purchase and compensation plans
(shares: 842,922-2004; 721,962-
2003; 798,539-2002)	1,685		1,444		1,597
End of year	84,936		83,135		81,562

Additional paid-in capital:
Beginning of year	113,283		95,435		77,126
Dividend reinvestment plan	1,301		1,107		1,049
Convertible subordinated debentures	110		109		1,747
Stock purchase and compensation plans	27,598		16,632		15,513
End of year	142,292		113,283		95,435

Retained earnings:
Beginning of year	612,208		562,553		536,188
Net income	128,639	128,639	66,344	66,344	41,969	41,969
Cash dividends to stockholders
($0.70 per share-2004; $0.62 per share-
2003; $0.60 per share-2002)	(19,364)		(16,689)		(15,604)
End of year	721,483		612,208		562,553

Accumulated other comprehensive income:
Beginning of year	148,452		115,434		98,037
Other comprehensive income, increase
in net unrealized gains on available-for-sale securities, net of deferred
income tax effect	6,084	6,084	33,018	33,018	17,397	17,397
End of year	154,536		148,452		115,434
Comprehensive income		134,723		99,362		59,366

Treasury stock:
Beginning of year	(197,792)		(195,295)		(192,284)
Acquisition of treasury stock
(shares: 244,455-2004; 99,592-
2003; 128,617-2002)	(8,730)		(2,497)		(3,011)
End of year	(206,522)		(197,792)		(195,295)

Unearned stock compensation and notes
receivable from stock sales:
Beginning of year	(9,502)		(7,587)		(7,084)
Unearned stock compensation	(13,050)		(7,065)		(4,480)
Amortization of deferred compensation expense and amounts
received on notes	7,845		5,150		3,977
End of year	(14,707)		(9,502)		(7,587)
Total stockholders' equity	$882,018		749,784		652,102

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31,
(in thousands)	2004	2003	2002

Operating Activities

Net income	$128,639	66,344	41,969
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	213,243	160,151	101,927
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	45,997	86,797	65,218
Increase (decrease) in net federal income tax payable (recoverable)	11,492	9,001	(290)
Depreciation and amortization	16,728	11,106	8,103
Amortization of deferred compensation	7,790	5,095	3,848
Increase in premiums receivable	(22,793)	(53,698)	(33,194)
(Increase) decrease in other trade receivables	4,089	(1,798)	5,870
Increase in deferred policy acquisition costs	(14,531)	(24,228)	(16,507)
(Increase) decrease in interest and dividends due or accrued	(3,946)	(1,312)	384
Decrease in reinsurance recoverable on paid losses and loss expenses	1,885	1,949	8,001
Net realized gains	(24,587)	(12,842)	(3,294)
Gain of sale of Property	(183)	-	-
(Decrease) Increase in accrued salaries and benefits	(6,871)	12,048	3,879
Increase in accrued insurance expenses	12,217	21,811	11,949
Gain on disposition of discontinued operations	-	-	(829)
Other-net	(2,102)	1,494	(16,977)
Net adjustments	238,428	215,574	138,088
Net cash provided by operating activities	367,067	281,918	180,057

Investing Activities

Purchase of fixed maturity securities, available-for-sale	(732,042)	(618,681)	(654,428)
Purchase of equity securities, available-for-sale	(43,858)	(54,208)	(11,586)
Purchase of other investments	(11,199)	(9,008)	(9,324)
Purchase and adjustments of subsidiaries acquired (net of short-term investments and
cash acquired of $4,890 in 2004; $0 in 2003; and $48 in 2002)	(407)	(804)	(3,139)
Sale of subsidiary (net of cash of $385)	-	-	15,349
Sale of fixed maturity securities, available-for-sale	219,944	226,217	218,283
Redemption and maturities of fixed maturity securities, held-to-maturity	31,632	37,076	66,411
Redemption and maturities of fixed maturity securities, available-for-sale	175,458	153,735	92,866
Sale of equity securities, available-for-sale	59,362	19,174	16,073
Proceeds from other investments	9,147	1,384	798
Net additions to property and equipment	(11,756)	(9,751)	(11,775)
Net cash used in investing activities	(303,719)	(254,866)	(280,472)

Financing Activities

Dividends to stockholders	(17,331)	(15,000)	(14,035)
Acquisition of treasury stock	(8,730)	(2,497)	(3,011)
Net proceeds from issuance of notes payable	49,880
Net proceeds from issuance of senior convertible notes	-	-	112,750
Principal payment of notes payable	(24,000)	(24,000)	(7,143)
Net proceeds from stock purchase and compensation plans	12,380	10,517	12,203
Proceeds received on notes receivable from stock sales	55	55	129
Net cash provided by (used in) financing activities	12,254	(30,925)	100,893
Net increase (decrease) in short-term investments and cash	75,602	(3,873)	478
Short-term investments and cash at beginning of year	23,055	26,928	26,450
Short-term investments and cash at end of year	$98,657	23,055	26,928

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Note 1 Organization
Selective Insurance Group, Inc., (Selective) offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries. Selective was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Its common stock is publicly traded on the NASDAQ National MarketÒ under the symbol, "SIGI." Selective classifies its business into three operating segments:

  Insurance Operations, which write commercial lines and personal lines property and casualty insurance through independent insurance agents, mainly in 20 states in the Eastern region of the United States;

  Investments; and

  Diversified Insurance Services, which provide managed care services, human resource administration outsourcing products and services, and federal flood insurance administrative services.

Note 2  Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of Selective and its subsidiaries, have been prepared in conformity with (i) accounting principles generally accepted in the United States of America (GAAP); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.

(b) Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c) Reclassifications
Certain amounts in Selectives's prior years' consolidated financial statements and related footnotes have been reclassified to conform to the 2004 presentation. Such reclassification had no effect on Selective's net income or stockholders' equity.

(d) Investments
Fixed maturity securities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of Selective. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, which is calculated using the scientific method.

Equity securities include common stocks, while other investments consist primarily of limited partnerships. Common stocks are carried at fair value as of the balance sheet date, and limited partnerships are carried at Selective's percentage of ownership in the equity of the limited partnerships. The investments held by the partnerships are carried at fair value as of the balance sheet date.  Equity securities are classified as available-for-sale.

Unrealized gains or losses of investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income tax, directly to stockholder's equity as a separate component of accumulated other comprehensive income.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to fair value and the amount of the writedown is charged to income as a realized loss. The fair value of the investment becomes its new cost basis. There were no impairment charges recorded in 2004.  Realized losses from investment write-downs were $1.2 million for 2003 and $7.1 million for 2002.

(e) Fair Values of Financial Instruments
The following methods and assumptions were used by Selective in estimating its fair value disclosures for financial instruments:

                (1) Investments: Fair values for fixed maturity and equity securities are based on quoted market prices where available, or from independent pricing services. Other investments are carried at either cost or using the equity method, which approximates fair value.

                (2) Indebtedness: The fair value of the convertible subordinated debentures, the 1.6155% Senior Convertible Notes due September 24, 2032, and the 7.25% Senior Notes due November 15, 2034 are based on quoted market prices.  The fair values of the 8.77% Senior Notes due August 1, 2005, the 8.63% Senior Notes due May 4, 2007, and the 8.87% Senior Notes due May 4, 2010 were estimated using a cash flow analysis based upon Selective's current incremental borrowing rate for the remaining term of the loan.

See Note 5 for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts
Selective estimates an allowance for doubtful accounts on its premiums and other trade receivables.  The allowance for premiums and other trade receivables is based on historical write-off percentages adjusted for the effects of current and anticipated trends.  The allowance for premium receivables was $3.2 million at December 31, 2004 and $3.1 million at December 31, 2003. The allowance for other trade receivables was $0.7 million at December 31, 2004 and $1.1 million at December 31, 2003.

(g) Concentration of Credit Risk
Selective's concentration of credit risk includes accounts receivable due by clients to its human resource administration outsourcing subsidiary, Selective HR Solutions (SHRS).  By law and/or by contract, SHRS assumes substantial employer rights, responsibilities, and risks related to certain employees of its clients and becomes a co-employer of the client's employees. Earned but unpaid wages related to SHRS's co-employees are recognized as an accrued payroll liability, as well as an account receivable, during the period in which such wages are earned.  Subsequent to the end of each period, such wages are paid and the related co-employer service fees are billed.  Accrued co-employer payroll and related service fees were $11.0 million as of December 31, 2004 and $15.5 million as of December 31, 2003.  Certain states limit a co-employer's liability for earned payroll to minimum wage and, accordingly, SHRS's potential liability for accrued co-employer payroll could be reduced.

If a client does not pay its related payroll and service fees prior to the applicable payroll date, SHRS has the right to cancel the co-employer contract or, at its option, require letters of credit or other collateral. SHRS generally has not required such collateral.  As of December 31, 2004, the maximum exposure SHRS had to any one account for earned payroll was approximately $0.6 million.  If the financial condition of a client were to deteriorate rapidly, resulting in nonpayment, SHRS's accounts receivable balances could grow and SHRS could be required to provide for allowances, which would decrease net income in the period that such determination was made.

Selective's Insurance Operations and Diversified Insurance Services segments are subject to geographic concentration.  Approximately 37% of net premiums written are related to insurance policies written in New Jersey, 43% of SHRS' co-employer service fees are related to business in Florida and 84% of CHN Solutions fees are from New Jersey.  Substantially all of Selective's remaining revenues come from the states of Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, North Carolina, Ohio Pennsylvania, Rhode Island, South Carolina, Virginia, and Wisconsin. Consequently, changes to economic or regulatory conditions in these states could adversely affect Selective.

For a discussion regarding reinsurance recoverables and related concentration of credit risk see Note 6, "Reinsurance."

(h) Reinsurance
Reinsurance recoverable on unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers.  Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid losses associated with the reinsured policies.  An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.  The allowance for reinsurance recoverables was $4.3 million at December 31, 2004 and $2.3 million at December 31, 2003.

(i) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range up to 40 years.

(j) Deferred Policy Acquisition Costs
Policy acquisition costs are directly related to the writing of an insurance policy and are deferred and amortized over the life of the policies in order to facilitate a matching of revenues and expenses. These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force.  Selective regularly conducts reviews for potential premium deficiencies.  There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends and other expenses did not exceed the related unearned premium and anticipated investment income.

Deferred policy acquisition costs amortized to expense were $372.2 million for 2004; $324.6 million for 2003; and $280.6 million for 2002.  The investment yields assumed for each reporting period, which are based upon the Company's actual average investment yield before-tax were 4.6% for 2004; 5.0% for 2003; and 5.2% for 2002.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets.  As of January 1, 2002, Selective adopted the FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142).  FAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets. FAS 142 changed the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires those assets to be tested at least annually for impairment. FAS 142 is applied to all goodwill and other intangible assets recognized in an entity's financial statements. Selective did not record any FAS 142 impairments during 2004, 2003, or 2002. Selective's goodwill balance by operating segment is as follows:

(in thousands)	2004	2003
Diversified Insurance Services goodwill	$35,381	36,053
Insurance Operations goodwill	7,849	7,559
Total goodwill	$43,230	43,612

The decrease in goodwill in our Diversified Insurance Services segment of $0.7 million in 2004 is due to a purchase price adjustment relating to our acquisition of Consumer Health Network Plus, LLC (CHN).  The increase in goodwill for the Insurance Operations' segment of $0.3 million is due to the acquisition of Selective Insurance Company of New England in January of 2004.  See Note 2(r) for additional information regarding acquisitions.

(l) Reserves for Losses and Loss Expenses
In accordance with industry practice, Selective maintains reserves for losses and loss expenses. These reserves are made up of both case reserves and reserves for claims incurred but not yet reported (IBNR). Case reserves result from claims that have been reported to the Insurance Subsidiaries and are estimated at the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  In applying generally accepted actuarial techniques, Selective also considers a range of possible loss and loss adjustment expense reserves in establishing IBNR.

The internal assumptions considered by Selective in the estimation of the IBNR amounts for both environmental and non-environmental reserves at Selective's reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel. External factors identified by Selective in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: legislative enactments, judicial decisions, legal developments in the determination of liability and the imposition of damages, and trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items as described that are expected by management to affect Selective's reserves for losses and loss expenses over time.

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, Selective estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, Selective believes the reserves to be adequate. Any changes in the liability estimate may be material to the results of operations in future periods. Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims. Such salvage and subrogation amounted to $48.1 million for 2004 and $43.6 million for 2003.

Reserves are reviewed for adequacy on a periodic basis. As part of the periodic review, Selective considers the range of possible loss and loss expense reserves, determined at the beginning of the year in evaluating reserve adequacy.  When reviewing reserves, Selective analyzes historical data and estimates the impact of various factors such as: (i) per claim information; (ii) Selective and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Based upon such reviews, Selective believes that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.

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

(n) Stock-Based Compensation
Selective accounts for stock awards issued to employees in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, Selective recognizes expense based on the intrinsic value of the stock awards.  Had Selective adopted Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123), which was amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure" (FAS 148), Selective's net income and earnings per share would have been the following pro forma amounts indicated below:

(in thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$128,639	66,344	41,969
Add: Stock-based employee compensation reported in net income,
net of related tax effect	5,064	3,311	2,502
Deduct: Total stock-based employee compensation expense determined
under fair value-based method for all awards, net of related tax effects	(5,321)	(3,841)	(3,705)
Pro forma net income	$128,382	65,814	40,766
Net income per share:
Basic - as reported	$4.81	2.54	1.66
Basic - pro forma	4.80	2.52	1.61
Diluted - as reported	4.07	2.20	1.53
Diluted - pro forma	4.07	2.19	1.49

See Note 3, "Adoption of New Accounting Pronouncements" for further details regarding the Company's adoption of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R).

(o) Dividends to Policyholders
Selective establishes reserves for dividends to policyholders on certain workers' compensation policies. These dividends are based on the policyholders' loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. The expense recognized for these dividends was $4.3 million for 2004; $5.1 million in 2003; and $5.8 million in 2002. Selective does not issue policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.

(p) Federal Income Tax
Selective uses the asset and liability method of accounting for income taxes. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of Selective's assets and liabilities, as well as tax on net unrealized gains or losses on available-for-sale securities. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.

(q) Statement of Cash Flows
Short-term investments are comprised of highly liquid investments that are readily convertible into known amounts of cash. Such investments have maturities of 90 days or less from the date of purchase.

Selective's cash paid during the year for interest and federal income taxes and non-cash financing activities were as follows:

(in thousands)	2004	2003	2002
Cash paid during the year for:
Interest	$15,450	17,501	13,724
Federal income tax	34,850	11,621	10,012
Non-cash financing activity:
Conversion of convertible subordinated debentures	153	147	2,459
Equity transactions	3,193	1,336	1,224
Unearned stock compensation	13,050	7,065	4,480

(r) Acquisitions
During 2004, Selective purchased a property and casualty insurance company, domiciled in Maine, with approximately $5.0 million in surplus that was not currently writing any business, for $5.3 million. The acquisition has been accounted for using the purchase method of accounting as prescribed by FASB Statement of Financial Accounting Standards No. 141, "Business Combinations."  The acquisition included assets of approximately $4.9 million in cash and short-term investments, $0.1 million in bonds and $0.3 million of goodwill, which is being accounted for in accordance with FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." There were no liabilities acquired in connection with this acquisition.

Separate pro forma information of this acquisition has not been presented, as management has determined that such information is not material.

Note 3 Adoption of New Accounting Pronouncements
In 2003, the FASB issued revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which is a revised interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46R is required to be applied starting with fiscal years beginning after December 15, 2003. FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if that enterprise either absorbs a majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns as a result of ownership, contractual or other financial interests in the VIE.  Prior to FIN 46R, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46R defines a VIE as an entity in which equity investors do not have the characteristics of a controlling financial interest nor do they have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Selective has no interests in VIEs or potential VIEs commonly referred to as special-purpose entities and as such, the adoption of this revised interpretation on January 1, 2004 has had no effect on Selective's results of operations or financial condition.

In 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires all companies to measure compensation expense on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments.  The effective date of this statement for public companies is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is encouraged.  Selective expects to adopt the modified prospective application provisions of FAS 123R as of January 1, 2005.  The pro forma results presented in Note 2(n) are in accordance with the required disclosures under Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), and should provide for a reasonable approximation of the impact the implementation of this statement will have on Selective.

Also in 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" (EITF 04-8).  This EITF requires that instruments convertible into common stock upon the achievement of a specified price of the issuer's shares be included in diluted earnings per share computations under the if-converted method regardless of whether the triggering market conditions have been met.  This EITF, which is effective for reporting periods ending after December 15, 2004, was applied by restating previously reported diluted earnings per share amounts.  Consequently, Selective has restated its 2003 and 2002 diluted earnings per share amounts for the inclusion of approximately 3.9 million shares related to the September 2002 issuance of Senior Convertible Notes.  This restatement reduced 2003 diluted earnings per share from $2.40 to $2.20 and reduced 2002 diluted earnings per share from $1.56 to $1.53.  There was no impact on the 2004 diluted earnings per share as these shares have been included in the diluted computation for the entire year.

Note 4  Investments
(a) The components of net investment income earned are as follows:

(in thousands)	2004	2003	2002
Fixed maturity securities	$107,719	105,719	98,661
Equity securities	7,527	5,707	3,820
Short-term investments	641	292	620
Other investments	6,507	4,614	1,403
	122,394	116,332	104,504
Investment expenses	(1,854)	(1,584)	(1,437)
Net investment income earned	$120,540	114,748	103,067

(b) Net unrealized gains on held-to-maturity fixed maturity securities are as follows:

(in thousands)	2004	2003	2002
Net unrealized gains	$1,308	3,157	5,467
Decrease in net unrealized gains	$(1,849)	(2,310)	(1,634)

(c) Net unrealized gains on available-for-sale securities are as follows:

(in thousands)	2004	2003	2002
Fixed maturity securities	$78,716	95,429	100,714
Equity securities	159,031	132,959	76,877
Total net unrealized gains	237,747	228,388	177,591
Deferred income tax expense	(83,211)	(79,936)	(62,157)
Net unrealized gains, net of deferred income tax	$154,536	148,452	115,434
Increase in net unrealized gains, net of deferred income tax expense	$6,084	33,018	17,397

(d) The amortized cost, estimated fair values and unrealized gains (losses) of held-to-maturity fixed maturity securities at December 31, 2004 and 2003, respectively, are as follows:

2004	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$40,808	1,304	-	42,112
Mortgage-backed securities	95	4	-	99
Total held-to-maturity fixed maturity securities	$40,903	1,308	-	42,211

2003	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$72,128	3,152	-	75,280
Mortgage-backed securities	193	5	-	198
Total held-to-maturity fixed maturity securities	$72,321	3,157	-	75,478

(e) The cost/amortized cost, estimated fair values and unrealized gains (losses) of available-for-sale securities at December 31, 2004 and 2003, respectively, are as follows:

2004	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$180,187	10,533	(185)	190,535
Obligations of states and political subdivisions	1,104,662	22,837	(1,937)	1,125,562
Corporate securities	414,931	25,723	(649)	440,005
Asset-backed securities	30,962	662	(46)	31,578
Mortgage-backed securities	516,511	22,258	(480)	538,289
Available-for-sale fixed maturity securities	2,247,253	82,013	(3,297)	2,325,969
Available-for-sale equity securities	172,900	159,310	(279)	331,931
Total available-for-sale securities	$2,420,153	241,323	(3,576)	2,657,900

2003	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$157,797	11,559	(130)	169,226
Obligations of states and political subdivisions	772,430	25,741	(2,041)	796,130
Corporate securities	436,180	35,493	(581)	471,092
Asset-backed securities	24,460	717	-	25,177
Mortgage-backed securities	523,768	25,624	(953)	548,439
Available-for-sale fixed maturity securities	1,914,635	99,134	(3,705)	2,010,064
Available-for-sale equity securities	163,602	133,286	(327)	296,561
Total available-for-sale securities	$2,078,237	232,420	(4,032)	2,306,625

(f) The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross pre-tax unrealized loss recorded in Selective's accumulated other comprehensive income, by asset class and by length of time those securities have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and government agencies	$26,830	(185)	-	-	26,830	(185)
Obligations of states and political subdivisions	271,095	(1,937)	-	-	271,095	(1,937)
Corporate securities	32,899	(590)	5,793	(59)	38,692	(649)
Asset-backed securities	1,954	(46)	-	-	1,954	(46)
Mortgage-backed securities	76,927	(480)	-	-	76,927	(480)
Total fixed maturity securities	409,705	(3,238)	5,793	(59)	415,498	(3,297)
Equity securities	5,116	(279)	-	-	5,116	(279)
Total securities in a temporary unrealized loss position	$414,821	(3,517)	5,793	(59)	420,614	(3,576)

At December 31, 2004, Selective held 123 fixed maturity securities, which had a fair value of $415.5 million in an unrealized loss of $3.3 million.  At December 31, 2004, Selective also held three equity securities, which had a fair value of $5.1 million in an unrealized loss of $0.3 million.  All of these securities had fair values no less than 91% of their cost basis.  Selective believes the decline in the fair value of these securities to be temporary.  The assessment of whether a decline in value is temporary includes Selective's current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  If Selective's judgment about an individual security changes in the future Selective may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on Selective's net income and financial position of future periods.

(g) Realized gains (losses) are as follows:

(in thousands)	2004	2003	2002
Held-to-maturity fixed maturity securities
Gains	$184	30	248
Losses	-	(9)	-
Available-for-sale fixed maturity securities
Gains	4,922	8,569	8,846
Losses	(5,313)	(3,790)	(13,494)
Available-for-sale equity securities
Gains	26,851	8,490	7,694
Losses	(2,057)	(448)	-
Total net realized gains	$24,587	12,842	3,294

Proceeds from the sale of available-for-sale securities were $279.3 million during 2004; $245.4 million during 2003; and $234.4 million during 2002.

(h) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are held-to-maturity fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,884	27,320
Due after one year through five years	13,651	14,415
Due after five years through ten years	163	171
Due after ten years through fifteen years	205	305
Total held-to-maturity fixed maturity securities	$40,903	42,211

Listed below are available-for-sale fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$138,716	140,999
Due after one year through five years	988,637	1,018,447
Due after five years through ten years	1,051,593	1,094,170
Due after ten years through fifteen years	68,307	72,353
Total available-for-sale fixed maturity securities	$2,247,253	2,325,969

(i) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws and had carrying values of $32.2 million as of December 31, 2004 and $29.5 million as of December 31, 2003.

(j) Selective is not exposed to significant concentrations of credit risk within its investment portfolio. The largest investment in the securities of any one entity was $15.5 million at December 31, 2004 and $16.2 million at December 31, 2003.

(k) Included in other investments is $44.1 million of investments in limited partnerships in 2004 and $35.6 million in 2003. These investments are carried using the equity method, which approximates fair value. Any change in fair value of these investments is recognized in net investment income earned in the period of change.  At December 31, 2004 Selective had additional investment commitments of up to $45.3 million related to these limited partnerships.  There is no certainty that any additional investment will be required.

(l) The components of comprehensive income, both gross and net of tax, for 2004, 2003 and 2002 are as follows:
2004
(in thousands)	Gross	Tax	Net
Income	$174,981	46,342	128,639
Components of other comprehensive income:
Unrealized holding gains during the period	33,187	11,615	21,572
Reclassification adjustment	(23,828)	(8,340)	(15,488)
Other comprehensive income	9,359	3,275	6,084
Comprehensive income	$184,340	49,617	134,723

2003
(in thousands)	Gross	Tax	Net
Income	$87,980	21,636	66,344
Components of other comprehensive income:
Unrealized holding gains during the period	65,071	22,775	42,296
Reclassification adjustment	(14,274)	(4,996)	(9,278)
Other comprehensive income	50,797	17,779	33,018
Comprehensive income	$138,777	39,415	99,362

2002
(in thousands)	Gross	Tax	Net
Income	$52,651	10,682	41,969
Components of other comprehensive loss:
Unrealized holding gains during the period	28,107	9,838	18,269
Reclassification adjustment	(1,342)	(470)	(872)
Other comprehensive income	26,765	9,368	17,397
Comprehensive income	$79,416	20,050	59,366

Note 5  Fair Values of Financial Instruments
 The following table presents the carrying amounts and estimated fair values of Selective's financial instruments as of December 31, 2004 and 2003:

	2004		2003
(in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
Held-to-maturity	$40,903	42,211	72,321	75,478
Available-for-sale	2,325,969	2,325,969	2,010,064	2,010,064
Equity securities	331,931	331,931	296,561	296,561
Short-term investments	98,657	98,657	23,043	23,043
Other investments	44,083	44,083	35,655	35,655

Financial liabilities
Notes payable:
8.77% Senior Notes	18,000	18,458	36,000	38,037
8.63% Senior Notes Series A	18,000	18,624	24,000	25,476
8.87% Senior Notes Series B	61,500	64,720	61,500	65,837
7.25% Senior Notes	49,880	50,794	-	-
Total notes payable	147,380	152,596	121,500	129,350
Senior convertible notes	115,937	186,431	115,937	144,113
Convertible subordinated debentures	1,033	5,569	1,184	5,408

Selective's carrying amounts shown in the table are included in the consolidated balance sheets.  The convertible subordinated debentures are included in "other liabilities" on the consolidated balance sheets.  See Note 2(e) for the methods and assumptions used by Selective in estimating the fair values of its financial instruments.

Note 6  Reinsurance
Selective's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions.  Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten.  Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) Selective has underwritten to other insurance companies who agree to share these risks.  The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept.

A trust fund in the amount of $29.3 million as of December 31, 2004 and $38.7 million as of December 31, 2003, securing a portion of the liabilities ceded to American Re-Insurance Company, is held for the benefit of Selective. Amounts ceded to American Re-Insurance Company, exceeding the available trust fund, represent 13% or $32.9 million as of December 31, 2004 and 7% or $14.9 million as of December 31, 2003 of Selective's consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit or funds withheld (collateral).  In addition, about 60% of Selective's consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two state or federally sponsored pools.  Selective ceded $69.2 million as of December 31, 2004 and $71.3 million as of December 31, 2003 to the New Jersey Unsatisfied Claims Judgment Fund. Selective also ceded $78.9 million as of December 31, 2004 and $52.2 million as of December 31, 2003 to the National Flood Insurance Program.

The insurance subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations.  Selective evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  On an ongoing basis, Selective reviews amounts outstanding, length of collection period, changes in reinsurance credit standing and other relevant factors to determine collectibility of reinsurance recoverables. During 2004, there were rating downgrades and substantial reserve developments within the reinsurance industry that could affect our ability to collect under certain reinsurance contracts.  As a result, Selective increased its loss reserves by $3.5 million and exercised the special termination provision, which was effective in October 2004, on two of its reinsurance contracts.  Selective eliminated one carrier and added two highly rated carriers to our Property Catastrophe Excess of Loss and Terrorism Aggregate Excess of Loss treaties.

Under Selective's reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per terms of the contract, in a direct relationship to the gross premium recording.  Reinsurance recoveries are recognized as gross losses are incurred.

(in thousands)	2004	2003	2002
Premiums written:
Direct	$1,467,863	1,336,150	1,157,450
Assumed	41,041	32,654	24,922
Ceded	(143,756)	(149,645)	(128,885)
Net	$1,365,148	1,219,159	1,053,487

Premiums earned:
Direct	$1,419,371	1,247,653	1,088,586
Assumed	37,328	28,386	22,359
Ceded	(138,309)	(142,969)	(122,677)
Net	$1,318,390	1,133,070	988,268

Losses and loss expenses incurred:
Direct	$964,243	869,291	732,888
Assumed	32,560	26,105	21,055
Ceded	(130,429)	(96,766)	(39,363)
Net	$866,374	798,630	714,580

Flood business which Selective cedes 100% to the federal government's National Flood Insurance Program, is included in the above amounts as follows:

(in thousands)	2004	2003	2002
Ceded premiums written	$(77,957)	(65,762)	(53,266)
Ceded premiums earned	(70,914)	(59,192)	(48,012)
Ceded losses and loss expenses incurred	(79,880)	(44,764)	(4,527)

Assumed written and earned premiums increased primarily due to an increase in mandatory pool assumptions and an increase in writings of voluntary municipal pool business.  Offsetting the increases in Selective's flood business, ceded written and earned premiums decreased primarily as a result of the termination of the New Jersey Unsatisfied Claims and Judgment Fund (UCJF).  The UCJF was a mandatory reinsurance program that provided for personal injury protection (PIP) coverage for New Jersey auto policies.  The UCJF assumed unlimited New Jersey PIP losses in excess of $75,000 up to $250,000 per person/per occurrence from January 1, 1991 through December 31, 2003.  Effective January 1, 2004 the program was terminated for all new policies and carriers became responsible for 100% of PIP coverage, which remains capped at $250,000.  A final adjustment to the prior treaty year UCJF premium resulted in a return of premium previously ceded of $2.4 million recorded by Selective in this year.

Increases in assumed losses were influenced primarily by increases in losses assumed from mandatory pools.  The increases in these assumptions are related to the Company's increased participation in the mandatory pools and general growth of the National Council on Compensation Insurance (NCCI) pool.  Increases in ceded incurred losses were primarily attributable to the following: i) increase in losses ceded to the National Flood Insurance program of $35.1 million; ii) increase in losses ceded to casualty excess of loss treaties of $5.7 million; and iii) decrease of $7.2 million in losses ceded to UCJF due to its termination.

Note 7  Reserves For Losses and Loss Expenses
 The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)	2004	2003	2002
Gross reserves for losses and loss expenses, at beginning of year	$$1,587,813	1,403,425	1,298,338
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	$184,611	160,374	166,511
Net reserves for losses and loss expenses, at beginning of year	$1,403,202	1,243,051	1,131,827
Incurred losses and loss expenses for claims occurring in the:
Current year	$861,474	783,580	694,744
Prior years	$4,900	15,050	19,836
Total incurred losses and loss expenses	$866,374	798,630	714,580
Paid losses and loss expenses for claims occurring in the:
Current year	$238,612	254,463	226,286
Prior years	$414,519	384,016	377,070
Total paid losses and loss expenses	$653,131	638,479	603,356
Net reserves for losses and loss expenses, at end of year	$1,616,445	1,403,202	1,243,051
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	$218,772	184,611	160,374
Gross reserves for losses and loss expenses at end of year	$$1,835,217	1,587,813	1,403,425

Incurred loss and loss expense development related to prior years was $4.9 million in 2004, $15.0 million in 2003 and $19.8 million in 2002, while net loss and loss expense reserves increased by $213.2 million in 2004, $160.1 million in 2003 and $111.2 million in 2002.  These changes were the result of normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses, anticipated loss trends, growth in exposures, as well as increased reinsurance retentions. During 2004, Selective experienced adverse development in its loss and loss expense reserves totaling $4.9 million.  This development was driven by an increase to Selective's loss reserves in the general liability and workers compensation lines of business of $3.5 million, which was the result of rating agency downgrades of certain reinsurers during 2004, and reductions in expected bond subrogation recoveries in our bond line of business of $2.0 million.  In addition, Selective had net favorable emergence of $0.6 million from our other lines of business, which was primarily the result of increases to its loss reserves for its general liability line of business of approximately $19 million, offset by decreases to its loss reserves for its commercial automobile line of business of approximately $20 million and minor development in other lines.  The adverse development in the general liability line of business was mainly due to Selective's contractor completed operations business.  The positive development in the commercial automobile line of business was driven by a reduction in claim frequency and severity. The most significant adverse development came from accident years 1999 and 2000, which was offset by favorable development from accident years 2002 and 2003.  For the full year 2003, Selective experienced adverse development in its loss and loss expense reserves totaling $15.0 million.  Similar to 2004, this development was driven by Selective's general liability line of business, specifically its contractor completed operations business, which increased prior year loss estimates by approximately $18 million.  As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized.  These changes could have a material impact on the results of operations of future periods when the adjustment are made.

Reserves established for liability insurance, written primarily in the general liability line of business, continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. There are significant uncertainties in estimating Selective's exposure to environmental claims (for both case and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues which arise in environmental cases include the following: federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability and whether direct action against insurers can be maintained. Coverage issues which arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods.

At December 31, 2004, Selective's reserves for environmental claims amounted to $42.3 million on a gross basis (including case reserves of $22.9 million and IBNR reserves of $19.4 million) and $38.5 million on a net basis (including case reserves of $22.9 million and IBNR reserves of $15.6 million).  There are a total of 3,310 environmental claims, including multiple claimants who are associated with the same site or incident.  Of these, 3,025 are asbestos related, of which 1,729 involve four insureds.  The total case reserves associated with these four insureds amounted to $4.0 million on a gross and net basis.  The total case reserves for asbestos related claims amounted to $7.6 million on a gross and net basis.  About 60 of the total environmental claims involve nine landfill sites.  The landfill sites account for case reserves of $8.7 million on a gross and net basis.  The remaining claims, which account for $6.6 million of case reserves on a gross and net basis, involve leaking underground storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

(in millions)	2004
	Gross	Net
Asbestos	$10.6	9.3
Landfill sites	11.7	11.7
Other*	20.0	17.5
Total	$42.3	38.5

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

The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2004		2003		2002
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at the beginning of year	$9,245	6,945	8,438	6,138	8,052	5,752
Incurred losses and loss expenses	1,815	2,815	1,371	1,371	761	761
Less losses and loss expenses paid	(458)	(458)	(564)	(564)	(375)	(375)
Reserves for losses and loss expenses at the end of year	$10,602	9,302	9,245	6,945	8,438	6,138

Non-Asbestos
Reserves for losses and loss expenses at the beginning of year	$33,019	29,519	31,676	28,176	32,234	28,734
Incurred losses and loss expenses	8,345	5,756	5,568	5,543	2,168	2,130
Less losses and loss expenses paid	(9,690)	(6,101)	(4,225)	(4,200)	(2,726)	(2,688)
Reserves for losses and loss expenses at the end of year	$31,674	29,174	33,019	29,519	31,676	28,176

Total Environmental Claims
Reserves for losses and loss expenses at the beginning of year	$42,264	36,464	40,114	34,314	40,286	34,486
Incurred losses and loss expenses	10,160	8,571	6,939	6,914	2,929	2,891
Less losses and loss expenses paid	(10,148)	(6,559)	(4,789)	(4,764)	(3,101)	(3,063)
Reserves for losses and loss expenses at the end of year	$42,276	38,476	42,264	36,464	40,114	34,314

Based on its aggregate reserve for net losses and loss expenses at December 31, 2004, Selective does not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on its future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from its current estimates.  The increase in paid losses for non-asbestos environmental claims includes final payment for two large outstanding claims which were included in its 2003 case reserves.

Note 8  Indebtedness
(a)  Senior Convertible Notes
In 2002, Selective issued $305 million aggregate principal amount of 1.6155% senior convertible notes (Convertible Notes), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. Selective recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which are amortized over the life of the note, in connection with debt issuance costs.  Net proceeds of approximately $72.0 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of Selective's outstanding debt obligations of which $24.1 million was still available as of December 31, 2004. Selective paid as a capital contribution $40.0 million to Selective's insurance operating subsidiaries.

Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009, to holders of record at the close of business on the preceding March 9 or September 9, respectively.  After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per the Convertible Note in respect of any quarterly period within any six-month period will equal the greater of (a) any regular cash dividends per share paid by Selective on its common stock during that quarterly period multiplied by the then applicable conversion rate or (b) $0.15 multiplied by 12.9783.

On October 26, 2004, in accordance with the provisions of the Indenture, Selective's Board of Directors voted to permanently waive the stock price contingency provision, which was satisfied for the quarters ended March 31, 2004 and June 30, 2004, when the price of Selective's common stock maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last day of each of these respective quarters. If all the Convertible Notes were converted, Selective would be required to issue 3.9 million shares of common stock. No such conversions occurred during 2004.

The Convertible Notes are redeemable by Selective in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, or such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require Selective to purchase all or a portion of their Convertible Notes on either September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. Selective may pay the purchase price in cash or shares of Selective's common stock or in a combination of cash and shares of Selective's common stock.

Selective has various covenants under the Indenture dated September 24, 2002, which include, but are not limited to, timely payment of securities, timely filing of Securities and Exchange Commission and other reports, and compliance with securities laws upon purchase of securities.

(b) Notes Payable
                (1) On November 15, 2004, Selective issued $50 million of 7.25% Senior Notes due 2034.  The notes pay interest on May 15 and November 15 each year commencing on May 15, 2005. The Parent contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder will be deployed for opportunistic share repurchases or further capital contributions to the Insurance Operations depending on the need for growth.

                (2) On May 4, 2000, Selective entered into a $30.0 million and a $61.5 million note purchase agreement with various private lenders covering the 8.63% and 8.87% Senior Notes, respectively.

                Selective has paid $12.0 million in principal, together with accrued interest thereon for the 8.63% Senior Notes. Principal payments of $6.0 million are required annually through May 4, 2007.  The principal amount of these Senior Notes, $18.0 million at December 31, 2004 and $24.0 million at December 31, 2003, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

                For the 8.87% Senior Notes, Selective is required to pay $12.3 million principal amount in each year commencing on May 4, 2006 and ending on May 4, 2010, inclusive, together with accrued interest thereon.  The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

                (3) On August 12, 1994, Selective entered into a $54.0 million note purchase agreement with various private lenders covering the 8.77% Senior Notes. Selective has paid $36.0 million in principal, together with accrued interest thereon for the 8.77% Senior Notes. There is one remaining $18.0 million principal payment that is required on August 1, 2005.  The principal amount of $18.0 million on the 8.77% Senior Notes accrues interest and is payable semiannually on February 1 and August 1 of each year, until the principal is paid in full.

                Each note purchase agreement contains restrictive business covenants that are reviewed quarterly.  They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends and net worth maintenance. All of the covenants were met during 2004 and 2003.  At December 31, 2004, the amount available for dividends to stockholders under said restrictions was $325.6 million for the 1994 Senior Notes and $287.9 million for the 2000 Senior Notes.

(c) Convertible Subordinated Debentures
The Debentures were issued under an Indenture dated December 29, 1982, (Indenture) in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively. The Debentures are convertible into common stock at an effective conversion price of $7.08 per share. The principal amount of the Debentures, $1.0 million at 2004 and $1.2 million at 2003, including any accrued interest, is due on January 1, 2008 and is included in other liabilities on the consolidated balance sheets.

The Indenture requires Selective to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on, or before December 31 of each of the years from 1993, to and including, 2006. Voluntary conversions have satisfied this obligation in its entirety.

(d) Short-Term Debt
Selective has revolving lines of credit with State Street Corporation, $20.0 million, and Wachovia Bank, $25.0 million, totaling $45.0 million at December 31, 2004 and December 31, 2003. At December 31, 2004 and 2003, there were no balances outstanding. Interest is determined on a LIBOR, prime rate or money market rate basis at Selective's option. The weighted average interest rates on these borrowings were 1.74% in 2004 and 1.67% in 2003.

Note 9  Stockholders' Equity
On November 4, 2003, the Board of Directors authorized a 2.5 million share common stock repurchase program scheduled to expire on November 30, 2005. This program replaced Selective's previous common stock repurchase program that expired on May 31, 2003 and allowed Selective to repurchase up to 8.0 million shares.  In 2004, Selective acquired 141,000 shares at a cost of $4.9 million.  No shares were repurchased in 2003 under either plan.  During 2002, 11,000 shares were purchased at a cost of $0.2 million, bringing the total number of shares repurchased under the expired plan to 7.3 million at a total cost of $140.5 million.

Selective maintains a dividend reinvestment plan (DRP). On November 18, 2003, Selective registered with the Securities and Exchange Commission 1,012,873 shares of common shares with the SEC for the DRP, of which 12,873 were previously registered unissued shares. At December 31, 2004, 945,609 shares of common stock were available for issuance. Shares purchased under this plan are issued at fair value.  As of December 31, 2004, Selective had an additional 4.8 million shares reserved for various stock compensation plans, retirement plans and debt offerings.

Shares repurchased in conjunction with restricted stock vestings and option exercises were 103,000 shares at a cost of $3.8 million in 2004, 100,000 shares at a cost of $2.5 million in 2003 and 117,000 shares at a cost of $2.8 million in 2002.

Selective's ability to declare and pay dividends on common stock is affected by the ability of its subsidiaries to declare and pay dividends to the holding company. The dividends from Diversified Insurance Services subsidiaries are restricted only by the operating cash flows of those subsidiaries. The dividends from Insurance Subsidiaries are under the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, North Carolina, South Carolina and Maine.

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

Based on the unaudited 2004 statutory financial statements, the maximum ordinary dividends that can be paid to Selective in 2005 are:

(in millions)
Selective Insurance Company of America	$60.7
Selective Way Insurance Company	24.1
Selective Insurance Company of South Carolina	7.0
Selective Insurance Company of the Southeast	5.4
Selective Insurance Company of New York	5.3
Selective Insurance Company of New England	0.6
Total	$103.1

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.

Note 10  Preferred Share Purchase Rights Plan
 On February 2, 1999, Selective's Board of Directors approved an amended and restated stockholder rights plan. The rights to purchase one two-hundredth of a share of Selective Series A Junior Preferred Stock at an exercise price of $80 are attached to all shares of Selective common stock and are exercisable ten days after an announcement that a person or group has acquired 15% or more of the common stock (Acquiring Person) or ten business days after a person commences or announces its intent to make a tender offer which would result in their becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase the number of Selective common shares having a market value of two times the exercise price of $80.

If Selective is acquired in a merger, or 50% or more of its assets are sold, each right other than the rights of an Acquiring Person, will be exercisable to purchase shares of the acquiring company having twice the market value of the $80 exercise price.

Before an Acquiring Person acquires 50% or more of the common shares, Selective's Board of Directors may exchange rights, other than the rights of an Acquiring Person, at an exchange ratio of one share of common stock per right. The rights expire February 2, 2009, unless Selective's Board of Directors redeem them at $0.01 per right before the plan is triggered, or unless Selective's Board of Directors exchanges them for common stock.

Note 11  Segment Information
Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by Selective's senior management to manage Selective:

  Insurance Operations (commercial lines and personal lines), which are evaluated based on GAAP underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs and other underwriting expenses) and statutory combined ratios;

  Investments, which are evaluated based on after-tax net investment income and net realized gains and losses; and

  Diversified Insurance Services (flood insurance, human resource administration outsourcing and managed care), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP.

Selective does not aggregate any of its operating segments.

The Insurance Operations and Diversified Insurance Services segments share either complementary (common marketing or distribution system) or vertical (one business uses another's products or services in its own product or supply output) services.  Selective's commercial and personal lines property and casualty insurance products, flood insurance, and HR administration outsourcing products are sold through appointed independent insurance agents.  Selective's managed care business provides services to its property and casualty insurance claims operations and to other insurance carriers.

Selective and its subsidiaries provide services to each other in the normal course of business.  These transactions totaled $28.5 million in 2004, $27.1million in 2003 and $32.1 million in 2002. These transactions were eliminated in all consolidated statements.

In computing the results of each segment, no adjustment is made for interest expense, net general corporate expenses or federal income taxes. Selective does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by segment

(in thousands)	2004	2003	2002
Insurance Operations:
General liability net premiums earned	309,288	256,217	213,118
Commercial automobile net premiums earned	$303,645	255,626	$216,311
Workers' compensation net premiums earned	263,473	221,024	193,399
Commercial property net premiums earned	152,579	130,305	111,951
Business owners' policy net premiums earned	49,570	43,875	39,695
Bonds net premiums earned	13,035	12,461	13,105
Other net premiums earned	901	901	875
Total commercial lines net premiums earned	1,092,491	920,409	788,454

Personal automobile net premiums earned	185,375	175,788	166,442
Homeowners' net premiums earned	34,370	31,234	26,985
Other net premiums earned	6,154	5,639	6,387
Total personal lines net premiums earned	225,899	212,661	199,814

Miscellaneous income	3,515	3,478	3,167
Total insurance operations revenues	1,321,905	1,136,548	991,435

Investments:
Net investment income	120,540	114,748	103,067
Net realized gain on investments	24,587	12,842	3,294
Total investment revenues	145,127	127,590	106,361

Diversified Insurance Services:
Human resource administration outsourcing	53,710	44,096	38,127
Flood insurance	29,169	23,630	18,317
Managed care	18,930	22,061	22,525
Other	2,587	2,053	1,827
Total diversified insurance services revenues	104,396	91,840	80,796
Total all segments	1,571,428	1,355,978	1,178,592
Other income	108	138	358
Total revenues	$1,571,536	1,356,116	1,178,950

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)	2004	2003	2002

Insurance Operations:

Commercial lines underwriting	$42,836	(13,528)	(21,135)
Personal lines underwriting	(2,068)	(11,724)	(17,608)
Underwriting income (loss), before federal income tax	40,768	(25,252)	(38,743)

Investments:

Net investment income	120,540	114,748	103,067
Net realized gains on investments	24,587	12,842	3,294
Total investment income, before federal income tax	145,127	127,590	106,361

Diversified Insurance Services:
Income, before federal income tax	14,170	9,223	5,914

Total all segments
	200,065	111,561	73,532
Interest expense	(15,466)	(17,148)	(15,093)
General corporate expenses	(9,618)	(6,433)	(5,532)

Income, before federal income tax	$174,981	87,980	52,907

Note 12  Earnings per Share
In December 2004, EITF 04-8 became effective. This pronouncement requires that the impact on shares outstanding and diluted earnings per share of a debt issuance with contingent conversion features be reported as if converted from the date of issuance. As noted in Note 3, "Adoption of New Accounting Pronouncements," Selective adopted EITF 04-8 in December 2004 and, as a result, has restated 2003 and 2002 diluted earnings per share to reflect the conversion feature of Selective's September 2002 Senior Convertible Notes, which are further described in Note 8, "Indebtedness."

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earning per share (EPS) computations of net income for the year ended:

2004	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$128,639	26,731	$4.81
Effect of dilutive securities:
Restricted stock	-	994
8.75% convertible subordinated debentures	60	150
4.25% senior convertible notes	3,203	3,958
Stock options	-	435
Deferred shares	-	110
Diluted EPS:
Income available to common stockholders and assumed conversions	$131,902	32,378	$4.07

2003	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$66,344	26,131	$2.54
Effect of dilutive securities:
Restricted stock	-	881
8.75% convertible subordinated debentures	67	175
4.25% senior convertible notes	3,203	3,958
Stock options	-	338
Deferred shares	-	120
Diluted EPS:
Income available to common stockholders and assumed conversions	$69,614	31,603	$2.20

2002	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$42,138	25,301	$1.67
Net (loss) from discontinued operations	(169)	25,301	(0.01)
Net income available to common stockholders	$41,969	25,301	$1.66
Effect of dilutive securities:
Restricted stock	-	796
8.75% convertible subordinated debentures	143	363
4.25% senior convertible notes	800	1,073
Stock options	-	359
Deferred shares	-	103
Diluted EPS:
Income from continuing operations	$43,081	27,995	$1.54
Net (loss) from discontinued operations	(169)	27,995	(0.01)
Income available to common stockholders
and assumed conversions	$42,912	27,995	$1.53

Note 13  Federal Income Tax
 (a)  A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)	2004	2003	2002
Tax at statutory rate of 35%	$61,243	30,793	18,517
Tax-exempt interest	(10,178)	(7,173)	(7,138)
Dividends received deduction	(2,150)	(2,001)	(2,222)
Other	(2,573)	17	1,612
Federal income tax expense	$46,342	21,636	10,769

The "other" benefit in 2004 was in the form of a reduction to the company's current federal income taxes payable in accordance with FASB Statement No. 5, "Accounting for Contingencies" that related to a favorable resolution of an IRS appeals issue.  The IRS had attempted to disallow, on a consolidated basis, a deduction for interest expense incurred by the Parent while its Insurance Subsidiaries held municipal bonds.  The company established reserves over the course of the examination as follows:  $0.9 million in 2003; $1.2 million in 2002; and $0.2 million in prior years.  A notice that the issue was resolved in the Company's favor was received on September 30, 2004, at which time the entire accrual was reversed.

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in thousands)	2004	2003
Deferred tax assets:
Net loss reserve discounting	$81,721	76,457
Net unearned premiums	45,111	41,839
Self-insured employee benefit reserves	3,444	3,339
Pension	-	3,233
Deferred compensation	6,286	4,278
Alternative minimum tax	264	6,627
Allowance for doubtful accounts	1,235	1,229
Directors deferred compensation	1,045	1,159
Other	2,980	2,768
Total deferred tax assets	142,086	140,929

Deferred tax liabilities:
Deferred policy acquisition costs	65,418	60,332
Unrealized gains on available-for-sale securities	83,211	79,936
Accelerated depreciation	8,620	6,944
Premium audit accrual	1,749	1,471
Amortization of discount on bonds	2,013	1,946
Pension	3,637	-
Original issue discount on contingent convertible debt	2,328	-
Other	4,913	2,977
Total deferred tax liabilities	171,889	153,606
Deferred federal income tax liability	$(29,803)	(12,677)

Based on our tax loss carryback availability, expected levels of pre-tax financial statement income and taxable income, we believe that it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net taxable income or have adequate carryback availability.  As a result, Selective has no valuation allowance recognized for deferred tax assets.

Stockholders' equity reflects tax benefits related to compensation expense deductions for stock options exercised of $5.9 million at December 31, 2004, $3.4 million at December 31, 2003 and $2.4 million at December 31, 2002.

Note 14  Discontinued Operations
 In December 2001, Selective adopted a plan to divest itself of its 100% ownership interest in PDA Software Services, Inc. (PDA). During May 2002, Selective sold all of the issued and outstanding shares of PDA's capital stock and certain software applications developed by PDA for proceeds of $16.3 million, which produced a net gain of $0.5 million.  This gain is included in discontinued operations on the consolidated statements of income.  The tax benefit included in the loss from discontinued operations was $0.4 million for 2002.  The amount of tax expense in 2002 for the gain on disposition of discontinued operations was $0.3 million.  As a result of the sale, $5.0 million of capitalized software development costs were recovered.  Selective has reclassified prior period amounts to present the operating results of PDA as a discontinued operation.

Operating results from discontinued operations are as follows:

(in thousands)	2004	2003	2002
Net revenue	$-	-	8,186
Pre-tax loss	-	-	(1,085)
Net loss	-	-	(708)
Gain on disposition, net of tax	-	-	539

Note 15  Retirement Plans
(a) Retirement Plan for Nonemployee Directors
Selective terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for nonemployee Directors.  The estimated accrued costs for this plan were not material.  As part of the termination, the present value of each Director's future benefits, as of that date, was converted into units based on the fair value of Selective common stock.  The original termination called for the cash value of these units based upon the fair value of Selective common stock on retirement date to be distributed to each Director, or at each Director's election, over a period of fifteen years after such retirement.  On May 8, 2002, the stockholders approved the conversion of the units issued under the termination plan into shares of Selective stock.  All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director's election, over a period of no more than five years after such retirement.  These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends.  The accrued liability of these deferred shares of stock and the related dividend and interest earnings was $1.4 million at December 31, 2004 and $1.5 million at December 31, 2003 and December 31, 2002.

(b) Retirement Savings Plan
Selective offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. The plan allows employees to make voluntary contributions to a number of diversified investment options including Selective's common stock, on a before and/or after-tax basis. Shares of Selective's common stock issued under this plan were 11,730 during 2004, 14,251 during 2003 and 23,496 during 2002.

The number of shares of Selective's common stock available to be purchased under the plan was 798,606 at December 31, 2004.  During the first six months of 2002, employees could contribute up to a maximum of 12% of their defined compensation and these contributions were matched 50% by Selective up to a maximum of 6%.  Effective July 1, 2002 employees can contribute 50% of their defined compensation and these contributions are matched 65% by the Company up to a maximum of 7% of defined compensation.

An additional defined contribution plan is maintained by Selective HR Solutions, a subsidiary of the Diversified Insurance Services segment, which does not participate in Selective's defined contribution plan. Effective January 1, 2002, the plan allows employees to contribute a maximum of 25% of defined compensation and up to 3% of contributions are matched 200% by the employer.  Effective January 1, 2004, the maximum allowable employee contribution to the plan was increased from 25% to 75% of defined compensation.

In both plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.

Employer contributions for all the plans amounted to $3.4 million in 2004, $3.7 million in 2003 and $3.1 million in 2002.

(c) Deferred Compensation Plan
Effective July 1, 2002, Selective began offering a nonqualifed deferred compensation plan (deferred compensation plan) to a group of management or highly compensated employees (the Participants).  The plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts treated as if invested in specified investment options as a method of rewarding and retaining such employees.   A Participant in the plan may elect to defer compensation or awards to be received from Selective or an affiliated entity, including up to:  (i) 50% annual base salary; (ii) 100% of incentive compensation; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the plan.

In addition to the deferrals elected by the Participants, Selective may choose at any time to make discretionary contributions on a consistent basis to the deferral accounts of all Participants in its sole discretion.  No discretionary contributions were made in 2004, 2003, or 2002.  Selective may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under the Selective Insurance Retirement Savings Plan due to limitations under the Internal Revenue Code or such plan.

The Company contributed $0.3 million in 2004 and 2003 to the deferred compensation plan.

(d) Retirement Income and Postretirement Plans
Selective has a noncontributory defined benefit retirement income plan covering all employees who meet eligibility requirements. Selective's funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Salary and Employee Benefits Committee of the Board of Directors may approve from time-to-time.  Effective July 1, 2002, two new amendments to the plan were adopted.  For new entrants into the plan the monthly retirement benefits beginning at normal retirement were decreased to 1.2% from 2.0% of the average monthly compensation as defined.  Also, for all plan participants the early retirement age was changed to include a formula, whereby age plus years of service must sum to at least 70.

Selective also provides life insurance benefits ("postretirement benefits") for retired employees. Substantially all of Selective's employees may become eligible for these benefits if they reach retirement age while working for Selective and meet a minimum of ten years of eligibility service. Those who retired prior to January 1, 1991 receive life insurance coverage which decreases over ten years to a current ultimate value of $5,000 per retiree. Those retiring on or after January 1, 1991 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $100,000.  Those retiring on or after January 1, 2002 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $35,000.

The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits as a level percentage of their payroll costs.

Retirement Income Plan	Postretirement Plan
(in thousands)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation, beginning of year	$116,945	97,165	6,267	6,107
Service cost	6,235	4,692	347	275
Interest cost	7,259	6,578	369	355
Actuarial losses (gains)	2,629	11,045	20	(295)
Benefits paid	(2,733)	(2,535)	(288)	(175)
Benefit obligation, end of year	$130,335	116,945	6,715	6,267

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$77,391	60,791	-	-
Actual return on plan assets (net of expenses)	7,487	10,891	-	-
Contributions by the employer to funded plans	27,866	8,152	-	-
Contributions by the employer to unfunded plans	72	92	-	-
Benefits paid	(2,733)	(2,535)	-	-
Fair value of assets, end of year	$110,083	77,391	-	-

Reconciliation of Funded Status:
Funded status	$(20,252)	(39,554)	(6,715)	(6,267)
Unrecognized prior service cost (benefit)	1,226	1,438	(331)	(363)
Unrecognized net loss (gain)	27,553	26,888	(208)	(228)
Net amount recognized	$8,527	(11,228)	(7,254)	(6,858)

Amounts Recognized in the Statement of Financial Position:
Prepaid benefit cost	$10,225	-	-	-
Accrued benefit cost	(1,698)	(11,228)	(7,254)	(6,858)
Intangible asset	-	-	-	-
Accumulated other comprehensive income	-	-	-	-
Net amount recognized	$8,527	(11,228)	(7,254)	(6,858)

Other Information as of December 31:
Accumulated benefit obligation	$106,134	87,403	-	-

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31:
Projected benefit obligation	$2,730	116,945	-	-
Accumulated benefit obligation	1,954	87,403	-	-
Fair value of assets	-	77,391	-	-

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.75%	6.25	5.75	6.25
Rate of compensation increase	4.00%	5.00	4.00	5.00

	Retirement Income Plan			Postretirement Plan
(in thousands)	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$6,235	4,692	4,487	347	275	276
Interest cost	7,259	6,578	5,902	369	355	400
Expected return on plan assets	(6,687)	(5,123)	(4,904)	-	-	-
Amortization of unrecognized transition obligation	-	-	-	-	-	23
Amortization of unrecognized prior service cost	212	250	205	(32)	(32)	(16)
Amortization of unrecognized net (gain) loss	1,164	1,151	252	-	(10)	(5)
Net periodic cost	$8,183	7,548	5,942	684	588	678

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	6.25%	6.75	7.25	6.25	6.75	7.25
Expected return on plan assets	8.25%	8.25	8.50	-	-	-
Rate of compensation increase	5.00%	5.00	5.00	5.00	5.00	5.00

	Retirement	Postretirement
(in thousands)	Income Plan	Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2005	$2,985	301
2006	3,343	314
2007	3,746	328
2008	4,215	344
2009	4,725	360
2010-2014	33,737	2,088

All amounts in the reconciliations of funded status were recognized in the consolidated balance sheets for 2004 and 2003. There were no amounts to be included in accumulated other comprehensive income for the periods shown resulting from an additional minimum pension liability.  Selective's measurement date was December 31, 2004 and its expected return on plan assets was 8.25%, which was based primarily on the plan's long-term historical returns.  Selective's expected return is supported by its actual 9.8% annualized 10 year return and 9.3% annualized return achieved since plan inception for all plan assets.  In addition to the plan's historical returns, Selective considers long-term historical rates of return on the respective asset classes.  Selective presently anticipates contributing $8.0 million to the retirement income plan in 2005 and has lowered its expected return on plan assets to 8.0% given recent market conditions and trends.

Selective's investment objective is to maximize total return while preserving capital to meet plan obligations.  To meet this objective Selective's strategy is to utilize a long-term time horizon to design the portfolio in such a manner as for the plan assets to achieve an appropriate balance between equity and fixed maturity securities, alternative investments and cash.  The asset allocation is a function of the relative attractiveness of each asset class and its risk/reward characteristics.  Selective's investment policy limits its asset allocation in equity investments to a maximum of 60% of the total plan assets and alternative investments to a maximum of 20% of the total plan assets.  A combination of equity investments and alternative investments is limited to 70% of the total market value of the plan assets.  Each individual category of private equity, hedge funds and real estate has a limit of 10% of total plan assets.  Additionally, a limit of 10% of total plan assets is placed on non-U.S. equity investments, while no more than 10% of total plan assets may be invested in the stock of Selective Insurance Group, Inc., the plan sponsor.  A limit of 10% of the plan's assets or 20% of fixed maturity securities may be invested in non-investment grade securities.

The weighted average asset allocation by percentage of the retirement income plan at December 31 is as follows:

	2004	2003
Equity securities	47%	46
Fixed maturity securities	40	44
Alternative investments	7	8
Sponsoring company stock	-	2
Cash	6	-
Total	100%	100

The retirement income plan had no investments in the common stock of the Company at December 31, 2004. The retirement income plan held investments in the common stock of the Company of  $1.3 million at December 31, 2003.

Note 16  Incentive Compensation Plans
Selective has incentive compensation plans in which employees are eligible to participate based on corporate and individual performance goals. The total compensation costs charged to expense in connection with the plans were $16.7 million in 2004, $13.0 million in 2003 and $6.9 million in 2002.

Note 17  Stock Compensation Plans
 Selective has adopted the pro forma footnote disclosure-only provisions of FAS 123.  See Note 2(n) for the pro forma effect on net income and earnings per share if Selective had adopted FAS 123.  See Note 3, "Adoption of New Accounting Pronouncements" for further details regarding Selective's adoption of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R) on January 1, 2005.  Under the pro forma footnote disclosure-only provisions of FAS 123 the fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

	All Other Option Plans			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Risk free interest rate	3.60%	3.46%	4.71%	1.31%	1.08%	1.50%
Expected life	7 years	7 years	7 years	6 months	6 months	6 months
Dividend yield	1.9%	2.4%	2.4%	2.0%	2.4%	2.4%
Expected volatility	26%	25%	24%	26%	24%	35%

The weighted-average fair value of options and stocks granted per share, during the year for 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Stock option plans	$9.65	5.76	5.60
Restricted stock	34.83	23.54	21.19
Employee stock purchase plan (ESPP):
Six month option	2.27	1.49	2.16
15% of grant date market value	5.37	3.85	3.74
Total ESPP	$7.64	5.34	5.90
Agent stock purchase plan:
Discount of grant date market value	$3.79	2.74	2.41

A summary of the option transactions under the stock option plans is as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at December 31, 2001	1,595,244	$18.44
Granted 2002	184,750	21.16
Exercised 2002	(438,963)	16.84
Forfeited 2002	(20,827)	21.27

Outstanding at December 31, 2002	1,320,204	19.31
Granted 2003	176,250	23.34
Exercised 2003	(313,723)	17.13
Forfeited 2003	(30,240)	20.26

Outstanding at December 31, 2003	1,152,491	20.49
Granted 2004	134,600	35.32
Exercised 2004	(359,415)	19.84
Forfeited 2004	(400)	22.06

Outstanding at December 31, 2004	927,276	$22.90

There were no stock appreciation rights (SARs) granted, exercised, or forfeited in 2004, 2003, or 2002. Options exercisable and their weighted average exercise price at year end are 897,276 and $22.42 for 2004, 1,122,491 and $20.41 for 2003, and 1,287,204 and $19.22 for 2002.

The following table summarizes information about stock options outstanding and exercisable under the stock option plans at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		average			Weighted
Range of		remaining	Weighted		average
exercise	Number of	contractual	average	Number of	exercise
prices	Shares	life in years	exercise price	shares	price

$ 10 to 14	6,000	0.2	$14.00	6,000	$14.00
14 to 18	124,592	3.3	16.53	124,592	16.53
18 to 20	183,575	2.9	18.51	183,575	18.51
20 to 23	248,162	6.0	21.66	248,162	21.66
23 to 32	238,147	5.9	24.51	238,147	24.51
32 to 38	126,800	9.1	35.35	96,800	34.79
	927,276	5.4	$22.90	897,276	$22.42

(a) Stock Option Plan II
Under Selective's Stock Option Plan II, 583,772 shares of Selective's common stock are available for issuance at December 31, 2004. The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have SARs attached. Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the Salary and Employee Benefits Committee of the Board of Directors (SEBC). Each grant must be exercised within ten years from the date of the grant.  No options were granted under this plan in 2004 and 2003, but the company did grant 146,750 options in 2002.

Under Selective's Stock Option Plan II, the SEBC, in its sole discretion, may grant restricted or unrestricted shares of Selective's common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted. Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the SEBC and set forth in an award agreement. Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the SEBC at its discretion and set forth in an award agreement. Selective did not grant restricted shares under Stock Plan II in 2004 and 2003, but did grant 208,588 in 2002, and forfeited shares of 14,538 in 2004, 31,348 in 2003 and 39,415 in 2002.

During the vesting period, dividends are earned and held in escrow on the restricted shares subject to the same vesting period and conditions as set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares are reinvested in Selective's common stock at fair value. Selective issued through the dividend reinvestment feature (net of forfeitures), restricted shares of 6,914 in 2004, 12,004 in 2003 and 16,817 in 2002, from the dividend reinvestment plan reserves.

Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of stockholders' equity.  This balance is amortized into compensation expense over the four year length of the restriction along with the adjustment for the increases or decreases in the fair value of Selective's common stock for share awards subject to performance-related objectives.  Unearned stock compensation of $1.5 million in 2004, $4.0 million in 2003 and $7.2 million in 2002, was recorded as a reduction of stockholders' equity and the amounts amortized to compensation expense were $3.2 million in 2004, $3.6 million in 2003 and $3.8 million in 2002.  This plan expired on September 1, 2002 and was replaced with Selective's Stock Option Plan III.

(b) Stock Option Plan III
In May 2002, the stockholders approved Selective's Stock Option Plan III, which has 1,374,245 shares of Selective's common stock available for issuance at December 31, 2004.  The plan permits the granting of qualified and nonqualified stock options to employees, which may or may not have stock appreciation rights (SARs) attached.  Options and related SARs may be granted at not less than fair value on the date of the grant and may be subject to certain vesting periods as determined by the SEBC.  Each grant must be exercised within ten years from the date of the grant.  Under this plan, Selective granted options for 104,600 shares in 2004, 146,250 shares in 2003, and 5,000 shares in 2002.

Under Selective's Stock Option Plan III, the SEBC, in its sole discretion, may grant restricted or unrestricted shares of Selective's common stock, or grant rights to receive common stock, to employees in addition to or in substitution for options and/or SARs granted.  Selective granted total restricted shares of 328,684 for 2004, 264,069 for 2003 and 11,000 for 2002 and forfeited shares of 27,434 for 2004 and 10,667 in 2003, with no shares being forfeited in 2002.  Each such grant must be expressly subject to the attainment of one or more performance-related objectives for certain executive officers, and may be subject to the attainment of one or more performance-related objectives for other employees, as determined by the SEBC and set forth in an award agreement.  Each such grant also is subject to a vesting period or other terms, conditions, restrictions and limitations as determined by the SEBC at its discretion as set forth in an award agreement.  Dividends earned on the restricted shares are reinvested in Selective's common stock at fair value.  Selective issued through the dividend reinvestment feature (net of forfeitures), 10,005 restricted shares in 2004, 5,882 restricted shares in 2003, and 75 restricted shares in 2002, from the dividend reinvestment plan reserves.

Unearned stock compensation is recognized for the fair value of the restricted shares when granted and is accounted for as a reduction of stockholders' equity.  This balance is amortized into compensation expense over the four year length of the restriction along with the adjustment for the increases or decreases in the fair value of Selective's common stock for share awards subject to the performance related objectives.  Unearned stock compensation of $13.2 million in 2004, $5.3 million in 2003, and $0.2 million in 2002 was recorded as a reduction of stockholders' equity and the amounts amortized to compensation expense were $4.6 million in 2004, $1.5 million in 2003, and $14,000 in 2002.

(c) Employee Stock Purchase Plan
Under the terms of the employee stock purchase plan, the number of shares of common stock available to be purchased is 268,282. This plan is available to all employees who meet the eligibility requirements and provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. Selective issued shares to employees in the amount of 49,780 in 2004, 66,463 in 2003 and 64,869 in 2002.

(d) Stock Option Plan for Directors
Under Selective's stock option plan for directors, 643,000 shares of Selective's common stock are available for issuance. Each director who is not a full-time employee of Selective participates in the plan and automatically receives a nonqualified option to purchase 3,000 shares of common stock at not less than fair value on March 1 of each year. Each option becomes exercisable one year after the option was granted and expires no more than ten years from the date the option is granted. Under this plan, Selective granted 30,000 options in 2004 and 2003, and 33,000 in 2002.

(e) Stock Compensation Plan for Nonemployee Directors
In May 1996, the stockholders approved the stock compensation plan for nonemployee directors, effective January 1, 1997. The purpose of this plan is to provide for the payment of the annual compensation for the directors' services in shares of Selective's common stock. The amount of common shares available for issuance under the plan is 323,876. Selective issued 13,774 shares during 2004, 9,085 shares during 2003, and 6,479 shares during 2002, and charged to expense $0.6 million in 2004, $0.5 million in 2003 and $0.4 million in 2002. The plan was amended, effective January 1, 2001, to permit the directors to elect to receive up to 50% of their compensation under the plan in cash for each calendar year. Each non-employee director must elect on or before December 20th of each year how compensation for the following year will be paid.

(f) Agent Stock Purchase Plan
Under the terms of the agents' stock purchase plan, the number of shares of common stock available to be purchased is 640,930. This plan provides for quarterly offerings in which independent insurance agents can purchase Selective's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Selective issued shares to agents in the amount of 86,886 in 2004, 73,467 in 2003, and 69,341 in 2002, and charged to expense $0.3 million in 2004, and $0.2 million in 2003 and 2002.

Note 18  Related Party Transactions
 In 1994, certain officers of Selective exercised stock options by signing promissory notes in payment for the stock, totaling $1.0 million. Selective's noninterest bearing promissory notes are secured by the common stock shares issued upon exercise, which are held by Selective as collateral. The promissory notes are full recourse and subject to certain employment requirements. The outstanding principal amount was $0.1 million at December 31, 2004 and $0.1 million at December 31, 2003.  These outstanding balance are reflected in stockholders' equity on the Consolidated Balance Sheets in the line "unearned stock compensation and notes receivable from stock sales."

In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by Selective. These officers gave Selective promissory notes totaling $1.8 million. The notes bear interest at 2.5% and are secured by the purchased shares of Selective's common stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding was $0.4 million at December 31, 2004 and $0.6 million at December 31, 2003.  These outstanding balance are reflected in "other assets" on the Consolidated Balance Sheets.

Selective has utilized the services of Chas. E. Rue & Sons, Inc., a general insurance agency, of which William M. Rue, a director of Selective Insurance Group, Inc., is the President and owner of more than a 5% equity interest. Selective's Insurance Subsidiaries purchased insurance coverages from Chas. E. Rue & Sons, Inc. with premiums of $1.4 million in 2004, $1.3 million in 2003 and $1.1 million in 2002. As an independent agent for Selective, Chas. E. Rue & Sons, Inc. received $1.8 million in commissions for insurance policies placed with the Selective's Insurance Subsidiaries in 2004, $1.6 million in 2003 and $1.3 million in 2002.  Chas. E. Rue & Sons, Inc. also received $13,000 in commissions in 2004 for business placed with Selective's human resources administration subsidiary. Additionally, Chas. E. Rue & Sons, Inc., owns 20% of PL, LLC, which is an insurance fund administrator that places reinsurance through Selective.  PL, LLC received reinsurance commissions of $0.2 million in 2004, $0.1 million in 2003 and $0.4 million in 2002.  Selective believes that the related party transactions with Chas. E. Rue & Sons, Inc. and PL, LLC were on terms as fair to Selective as could have been obtained from unaffiliated third parties.

Note 19  Commitments and Contingencies
 (a) Selective purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2004, Selective had purchased such annuities in the amount of $10.2 million for settlement of claims on a structured basis for which Selective is contingently liable. To Selective's knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(b) Selective has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $9.7 million in 2004, $9.3 million in 2003 and $8.2 million in 2002.

In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use.

At December 31, 2004, the total future minimum rental commitments under noncancelable leases was $21.7 million and such yearly amounts are as follows:

(in millions)
2005	$7.6
2006	5.9
2007	4.2
2008	2.4
2009	1.4
After 2009	0.2
Total minimum payment required	$21.7

(c) As of December 31, 2004, Selective has additional investment commitments for its limited partnership investments of up to $45.3 million.  There is no certainty that any additional investment will be required in these limited partnerships.  See Note 4(k) for additional discussion of our investments in limited partnerships.

Note 20  Litigation
 In the ordinary course of conducting business, Selective and its subsidiaries have been named as defendants in various legal proceedings.  Some of these lawsuits attempt to establish liability under insurance contracts issued by our Insurance Subsidiaries.  Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective's operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

Three Selective subsidiaries, Consumer Health Network Plus, LLC (CHN), Alta Services, LLC (Alta) and Selective Insurance Company of America (SICA), were named as defendants, together with ten other unrelated parties, in Berlin Medical Associates PA, et al. v. CMI New Jersey Operating Corp., et al., a purported class action that was filed on May 21, 2003, in the Superior Court of New Jersey, Law Division - Camden County.  The plaintiffs are several non-hospital health care providers that have preferred provider contracts with CHN.  The complaint alleges that CHN breached the preferred provider contracts by improperly reviewing and reducing the amount of its payments for services provided to insureds of insurance carriers, including SICA, which had contracted to lease CHN's network.  The complaint, which does not quantify the amount of damages sought, further alleges that insurance carriers were unjustly enriched by CHN's actions.  The Selective subsidiaries have vigorously defended this lawsuit and, together with the other defendants, filed a motion to dismiss.  After a hearing on that motion, the court ordered the plaintiffs to amend their complaint.  The plaintiffs did so in March 2004, and did not name Alta as a defendant.  In May 2004, all remaining defendants, including CHN and SICA, moved to dismiss the amended complaint, and in July 2004, they filed a motion to dismiss the class action allegations.  Both motions to dismiss were granted by the court on January 14, 2005.  On February 28, 2005, the plaintiffs filed an appeal of the decision to grant both motions to dismiss.  If the appeal is successful, CHN and SICA will continue to vigorously defend the case.  Given the procedural history of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.   At this time, however, Selective believes that an unfavorable outcome in the case would not have a material adverse effect on its financial condition, results of operations, or liquidity.

One of Selective's subsidiaries, Selective Insurance Company of the Southeast (SISE), is one of nine property and casualty insurance company defendants named in Howell, et al. v. State Farm, et al., a purported class action filed on May 18, 2004, in the United States District Court for the District of Maryland, Baltimore Division.  The court has not yet ruled on class certification.  The plaintiffs hold Standard Flood Insurance Policies (SFIP) issued by the defendant insurers, who are participants in the WYO program of the NFIP.  The FIA is an agency within the Federal Emergency Management Administration (FEMA).  All claims under SFIPs are 100% reinsured by FEMA.  The suit alleges that the insurers underpaid flood claims arising from Hurricane Isabel in breach of their contractual obligations, fiduciary duties, and the implied covenant of good faith and fair dealing, and seeks unspecified monetary damages.  The insurers, including SISE, have denied the allegations, noting that they adjusted the claims as fiduciary agents of the U.S. Government in accordance with specific federal guidelines.  The insurers also have filed a motion to dismiss certain of the claims, which the court has not yet decided.  Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  FEMA's Office of the General Counsel, however, has advised the defendant carriers that, in its opinion, the claims were adjusted in accordance with the law and that FEMA will indemnify and reimburse the defense costs of the defendant insurers, including SISE.  Consequently, Selective believes that its exposure in the case is minimal and not material.

SICA was named as a defendant in two alleged class action lawsuits filed in the Third Judicial Circuit, Madison County, Illinois, on October 11, 2003 (Eavenson I) and October 27, 2003 (Eavenson II).  Both cases are captioned Mark J. Eavenson, D.C., d/b/a/ Multi-Care Specialists, P.C. v. Selective Insurance Company of America.  The first complaint (Eavenson I) was amended on June 18, 2004.  The second complaint (Eavenson II) was amended on December 3, 2004.  Neither of the amended nor original complaints quantify the money damages being sought.  In Eavenson I, the plaintiff alleges that SICA's use of non-parties' preferred provider payment schedules, which reduces the medical provider's bill and/or denies payment of part or all of it, violates the Illinois Consumer Fraud Act and results in SICA's unjust enrichment.  The plaintiff also alleges that SICA inappropriately uses these schedules when making payments for medical services, on behalf of its insureds, pursuant to its automobile, homeowners, commercial liability and workers' compensation policies.  Discovery is on-going and SICA's motion to dismiss the amended complaint is pending, but not yet scheduled for argument.  The court has not yet certified whether a class exists.  The Eavenson II amended complaint contains similar allegations to those in Eavenson I regarding SICA's use of PPO networks.  The Eavenson II complaint also alleges that SICA's use of the PPO networks represents a civil conspiracy, violates the Illinois Consumer Fraud Act, and results in SICA's unjust enrichment.  SICA has not yet responded to the amended complaint and the court has not yet certified whether a class exists.  Discovery is on-going and SICA anticipates that it will file a motion to dismiss the amended complaint shortly.  SICA is vigorously defending both Eavenson I and Eavenson II.  Given the early stages of the litigation, it is extremely difficult to provide a meaningful estimate or range of any potential loss.  At this time, Selective believes that, should the case ultimately be decided unfavorably, it would not have a material adverse effect on its financial condition, results of operations, or liquidity.

Note 21  Statutory Financial Information
 The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the various state insurance departments of domicile.  Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting practices that materially affect the determination of statutory surplus, statutory net income or risk-based capital. As of December 31, 2004 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2004, in its entirety, as a component of prescribed or permitted practices.

Selective's combined statutory capital and surplus of the Insurance Subsidiaries was $807.9 million (unaudited) in 2004 and $666.2 million in 2003.  Selective's combined statutory net income of the Insurance Subsidiaries was $135.0 million (unaudited) in 2004, $53.8 million in 2003 and $29.4 million in 2002.

The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy its various state insurance departments of domicile.  These risk-based capital (RBC) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Based upon the Insurance Subsidiaries 2004 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 5.0:1, as defined by the NAIC.

Quarterly Financial Information1

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(unaudited, in thousands,
except per share data)	2004	2003	2004	2003	2004	2003	2004	2003
Net premiums written	$375,262	323,403	349,250	306,863	356,451	317,513	284,185	271,380
Net premiums earned	315,306	267,047	325,986	276,139	337,074	289,681	340,024	300,203
Net investment income earned	29,460	27,343	28,662	29,436	29,146	27,324	33,272	30,645
Net realized gains	5,346	3,975	154	3,369	1,631	1,029	17,456	4,469
Diversified Insurance Services
revenue	24,231	21,338	26,395	23,481	27,648	24,453	26,122	22,568
Diversified Insurance Services
net income	1,466	1,301	2,252	1,779	3,115	1,892	2,488	1,189
Net income	27,528	8,038	28,874	19,749	28,328	14,717	43,909	23,841
Other comprehensive
income (loss)	22,626	(1,246)	(50,125)	35,817	32,087	(12,747)	1,496	11,194

Comprehensive income (loss)	50,154	6,792	(21,251)	55,566	60,415	1,970	45,405	35,035
Net income per share:
Basic	1.04	0.31	1.08	0.76	1.05	0.56	1.64	0.91
Diluted 2	0.88	0.28	0.92	0.65	0.90	0.49	1.38	0.77
Dividends to stockholders 3	0.17	0.15	0.17	0.15	0.17	0.15	0.19	0.17
Price range of common
stock: 4
High	39.56	26.48	40.34	26.90	40.65	31.85	45.96	33.00
Low	31.72	21.81	33.46	24.28	33.58	24.46	35.70	28.64

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1. Refer to the Glossary of Terms on Exhibit 13 on Form 10-K.

2. See Note 3 to the consolidated financial statements for a discussion regarding 2003 diluted net income per share restatements.

3. See Note 8(b) and Note 9 to the consolidated financial statements and Financial Review for a discussion of dividend restrictions.

   4.   These ranges of high and low prices of Selective's common stock, as reported by The Nasdaq National Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning

January 1, 2005 and ending February 28, 2005 was $41.75 to $49.00 and the last sale price on February 28, 2005 was $46.01.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Selective's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Selective's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, Selective's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Selective's disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that Selective is required to disclosed in the reports that it files or submits under the Exchange Act; and (ii) effective in ensuring that information that Selective is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to Selective's  management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
 Selective's management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Selective's management assessed the effectiveness of Selective's internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Selective's management believes that, as of December 31, 2004, Selective's internal control over financial reporting is effective.

Selective's independent auditors have issued an audit report on management's assessment of the Selective's internal control over financial reporting.  This report appears on page 100.

Item 9B. Other Information
 There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that Selective did not report.

PART III

Because Selective will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2004, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant.
 Information regarding Selective's executive officers appears in Item 1 of this Annual Report under "Management." Information about Selective's directors and all other matters required to be disclosed in Item 10 appears under "Election of Directors" in the Proxy Statement.  That portion of the Proxy Statement is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation.
 Information about compensation of Selective's named executive officers appears under "Executive Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.  Information about compensation of Selective's directors appears under "Director Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
 Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Directors and Executive Officers" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
 Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accountant's Fees and Services
 Information about the fees and services of Selective's principal accountants appears under "Audit Committee Report" and "Fees of Independent Auditors" in the "Ratification of Appointment of Independent Public Accountants" section of the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)           The following documents are filed as part of this report:

                (1) Financial Statements:

The consolidated financial statements of the Company listed below are included in Item 8. "Financial Statements and Supplementary Data."

Form 10-K
Page

Consolidated Balance Sheets as of December 31, 2004 and 2003	61

Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002	62

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2004, 2003 and 2002	63

Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002	64

Notes to Consolidated Financial Statements, December 31, 2004, 2003 and 2002	65-92

           (2) Financial Statement Schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report.  All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

		Form 10-K
		Page

	Report of Independent Registered Public Accounting Firm	99-100

Schedule I	Summary of Investments - Other than Investments in Related Parties at December 31, 2004	101

Schedule II	Condensed Financial Information of Registrant at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002	102-104

Schedule III	Supplementary Insurance Information for the years ended December 31, 2004, 2003 and 2002	105-107

Schedule IV	Reinsurance for the years ended December 31, 2004, 2003 and 2002	108

Schedule V	Allowance for Uncollectible Premiums and Other Receivables for the years ended
	December 31, 2004, 2003 and 2002	109

Schedule VI	Supplemental Information for the years ended December 31, 2004, 2003 and 2002	110

                (3) Exhibits:

 The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated by reference and immediately precedes the exhibits filed with or incorporated by reference in this Form 10-K

 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	March 2, 2005
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	March 2, 2005
Dale A. Thatcher Executive Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	March 2, 2005
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Paul D. Bauer	March 2, 2005
Paul D. Bauer Director

By: /s/ A. David Brown	March 2, 2005
A. David Brown Director

By: /s/ William A. Dolan, II	March 2, 2005
William A. Dolan, II Director

By: /s/ C. Edward Herder	March 2, 2005
C. Edward Herder Director

By: /s/ William M. Kearns, Jr	March 2, 2005
William M. Kearns, Jr. Director

By: /s/ Joan M. Lamm-Tennant, Ph.D	March 2, 2005
Joan M. Lamm-Tennant, Ph.D. Director

By: /s/ S. Griffin McClellan, III	March 2, 2005
S. Griffin McClellan, III Director

By: /s/ Ronald L. O'Kelley	March 2, 2005
Ronald L. O'Kelley Director

By: /s/ John F. Rockart	March 2, 2005
John F. Rockart Director

By: /s/ William M. Rue	March 2, 2005
William M. Rue Director

By: /s/ J. Brian Thebault	March 2, 2005
J. Brian Thebault Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 2, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Selective Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 2, 2005

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2004

Type of investment	Amortized Cost	Fair	Carrying
(in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity:
Obligations of states and political subdivisions	$40,808	42,112	40,808
Mortgage-backed securities	95	99	95
Total fixed maturity securities, held-to-maturity	40,903	42,211	40,903
Available-for-sale:
U.S. government and government agencies	180,187	190,535	190,535
Obligations of states and political subdivisions	1,104,662	1,125,562	1,125,562
Corporate securities	414,931	440,005	440,005
Asset-backed securities	30,962	31,578	31,578
Mortgage-backed securities	516,511	538,289	538,289
Total fixed maturity securities, available-for-sale	2,247,253	2,325,969	2,325,969

Equity securities, available-for-sale:
Common stocks:
Public utilities	1,255	3,048	3,048
Banks, trust and insurance companies	29,432	56,959	56,959
Industrial, miscellaneous and all other	142,213	271,924	271,924
Total equity securities, available-for-sale	172,900	331,931	331,931
Short-term investments	98,657	98,657	98,657
Other investments	44,083	44,083	44,083
Total investments	$2,603,796	2,842,851	2,841,543

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC
(Parent Corporation)
Balance Sheets

	December 31,
(in thousands, except share amounts)	2004	2003
Assets
Fixed maturity securities, available-for-sale - at fair value 1
(cost: $36,160 - 2004; $54,714 - 2003)	$36,482	55,579
Short-term investments	20,969	6,786
Cash	-	12
Investment in subsidiaries	1,078,835	937,560
Current federal income tax	9,016	4,381
Deferred federal income tax	2,718	3,642
Other assets	5,632	11,400
Total assets	$1,153,652	1,019,360

Liabilities and Stockholders' Equity
Liabilities:
Senior convertible notes	$115,937	115,937
Notes payable	147,380	121,500
Other liabilities	8,317	32,139
Total liabilities	271,634	269,576

Stockholders' equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,468,099 - 2004; 41,567,552 - 2003	84,936	83,135
Additional paid-in capital	142,292	113,283
Retained earnings	721,483	612,208
Accumulated other comprehensive income	154,536	148,452
Treasury stock - at cost (shares: 14,529,067 - 2004; 14,284,612 - 2003)	(206,522)	(197,792)
Unearned stock compensation and notes receivable from stock sales	(14,707)	(9,502)
Total stockholders' equity	882,018	749,784
Total liabilities and stockholders' equity	$1,153,652	1,019,360

[1]

As part of the Company's senior convertible note issuance in 2002, the Company established a trust of approximately $72 million.  As of December 2004, approximately $24 million remains in the trust to provide funds for the notes with maturities in the next year.

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries in Item 8. "Financial Statements and Supplementary Data" of the 2004 Report on Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC
(Parent Corporation)
Statements of Income

	Year ended December 31,
(in thousands)	2004	2003	2002
Revenues:
Dividends from subsidiaries	$37,912	26,331	21,248
Net investment income earned	1,606	2,131	707
Realized gains (losses)	46	(94)	829
Other income	108	137	185
Total revenues	39,672	28,505	22,969

Expenses:
Interest expense	15,466	17,148	15,386
Other expenses	9,971	6,898	5,890
Total expenses	25,437	24,046	21,276
Income before federal income tax and equity in undistributed
income of subsidiaries	14,235	4,459	1,693

Federal income tax (benefit) expense:
Current	(10,305)	(5,067)	(3,919)
Deferred	1,115	(418)	54
Total federal income tax benefit	(9,190)	(5,485)	(3,865)
Income before equity in undistributed income of subsidiaries, net of tax	23,425	9,944	5,558
Equity in undistributed income of subsidiaries, net of tax	105,214	54,595	38,216
Net income	$128,639	64,539	43,774

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. "Financial Statements and Supplementary Data"  of the 2004 Report on Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Operating Activities:
Net income	$128,639	64,539	43,774
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed income of subsidiaries, net of tax	(105,214)	(54,595)	(38,216)
Increase in net federal income tax recoverable	(1,044)	(1,345)	(2,590)
Net realized (gains) losses	(46)	94	(829)
Amortization of deferred compensation	7,791	5,095	3,848
Amortization - other	910	1,792	725
Other, net	(17,392)	2,644	9,418
Net adjustments	(114,995)	(46,315)	(27,644)
Net cash provided by operating activities	13,644	18,224	16,130

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(17,998)	(18,905)	(71,931)
Sale of fixed maturity securities, available-for-sale	11,725	33,885	-
Redemption and maturities of fixed maturity securities, available-for-sale	24,171	-	-
Purchase of subsidiaries	(5,297)	-	-
Sale of subsidiary	-	-	15,733
Net cash provided by (used in) investing activities	12,601	14,980	(56,198)

Financing Activities:
Dividends to stockholders	(17,331)	(15,000)	(14,035)
Capital contribution to subsidiaries	(24,328)	(5,851)	(58,500)
Acquisition of treasury stock	(8,730)	(2,497)	(3,011)
Proceeds from notes payable	49,880	-	-
Proceeds from senior convertible notes	-	-	112,750
Principal payment on note payable	(24,000)	(24,000)	(14,850)
Net proceeds from stock purchase and compensation plans	12,380	10,517	12,203
Proceeds received on notes receivable from stock sale	55	55	129
Net cash (used in) provided by financing activities	(12,074)	(36,776)	34,686
Net increase (decrease) in cash and short-term investments	14,171	(3,572)	(5,382)
Cash and short-term investments at beginning of year	6,798	10,370	15,752
Cash and short-term investments at end of year	$20,969	6,798	10,370

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. "Financial Statements and Supplementary Data"  of the 2004 Report on Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2004

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
	costs	Expenses	premiums	earned	incurred	costs	expenses	written
(in thousands)						[2]	[1,2]
Commercial	$150,766	1,390,860	530,778	1,092,491	699,277	321,607	28,771	1,141,702
Personal	36,151	225,585	113,069	225,899	167,097	50,623	10,247	223,446
Reinsurance
recoverable on
unpaid losses and
loss expenses		218,772
Prepaid reinsurance
premiums			58,264
Interest and general
corporate expenses							25,084
Total	$186,917	1,835,217	702,111	1,318,390	866,374	372,230	64,102	1,365,148
NOTE:

A meaningful allocation of net investment income of $120,540 and net realized gain on investments of $24,587 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1

Other operating expenses include $1,816 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2004 Report on Form 10-K.

2	The total, $436,332, of amortization of deferred policy acquisition costs, $372,230, and other operating expenses, $64,102, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$408,790
Dividends to policyholders	4,275
Interest expense	15,466
Other expenses	11,424
Other income	(3,623)
Total	$436,332

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2003

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
	costs	expenses	premiums	earned	incurred	costs	expenses	written
(in thousands)						[2]	[1,2]
Commercial	$138,214	1,188,479	481,598	920,409	637,469	270,388	26,080	999,486
Personal	34,172	214,723	115,491	212,661	161,161	54,207	9,017	219,673
Reinsurance
recoverable on
unpaid losses and
loss expenses	-	184,611	-	-	-	-	-	-
Prepaid reinsurance
Premiums	-	-	52,817	-	-	-	-	-
Interest and general
corporate expenses	-	-	-	-	-	-	23,581	-
Total	$172,386	1,587,813	649,906	1,133,070	798,630	324,595	58,678	1,219,159

NOTE:

A meaningful allocation of net investment income of $114,748 and net realized gain on investments of $12,842 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1

Other operating expenses include $(1,421) of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2003 Report on Form 10-K.

2	The total, $383,273, of amortization of deferred policy acquisition cost, $324,595, and other operating expenses, $58,678, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$356,050
Dividends to policyholders	5,054
Interest expense	17,148
Other expenses	8,637
Other income	(3,616)
Total	$383,273

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2002

			Amortization
		Losses	of deferred
	Net	and loss	policy	Other	Net
	premiums	expenses	acquisition	operating	Premiums
(in thousands)	earned	incurred	costs	expenses	Written
			[2]	[1,2]
Commercial	$788,454	554,742	230,117	24,730	849,215
Personal	199,814	159,838	50,438	7,146	204,272
Reinsurance recoverable on unpaid losses and loss expenses	-	-	-	-	-
Prepaid reinsurance premiums	-	-	-	-	-
Interest and general corporate expenses	-	-	-	20,625	-
Total	$988,268	714,580	280,555	52,501	1,053,487

NOTE:

A meaningful allocation of net investment income of $103,067 and net realized gain on investments of $3,294 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1

Other operating expenses include $(327) of underwriting charges that are included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2002 Report on Form 10-K.

2	The total, $333,056, of amortization of deferred policy acquisition cost, $280,555 and other operating expenses, $52,501, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$307,505
Dividends to policyholders	5,762
Interest expense	15,093
Other expenses	8,221
Other income	(3,525)
Total	$333,056

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2004, 2003 and 2002

					% Of
		Assumed	Ceded		Amount
	Direct	From Other	to Other		Assumed
(in thousands)	Amount	Companies	Companies	Net Amount	To Net
2004
Premiums earned:
Accident and health insurance	$125	-	-	125	-
Property and liability insurance	1,419,246	37,328	138,309	1,318,265	2.8%
Total premiums earned	$1,419,371	37,328	138,309	1,318,390	2.8%

2003
Premiums earned:
Accident and health insurance	$160	-	-	160	-
Property and liability insurance	1,247,493	28,386	142,969	1,132,910	2.5%
Total premiums earned	$1,247,653	28,386	142,969	1,133,070	2.5%

2002
Premiums earned:
Accident and health insurance	$201	-	3	198	-
Property and liability insurance	1,088,385	22,359	122,674	988,070	2.3%
Total premiums earned	$1,088,586	22,359	122,677	988,268	2.3%

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002
Balance, January 1	$6,531	5,131	4,954
Additions	3,542	3,615	4,432
Deletions	(1,831)	(2,215)	(4,255)
Balance, December 31	$8,242	6,531	5,131

SCHEDULE VI

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION
Years ended December 31, 2004, 2003 and 2002

	Losses and loss
	expenses
	incurred related to
Affiliation with Registrant	(1)	(2)	Paid losses
	Current	Prior	and loss
(in thousands)	year	years	expenses
Consolidated Property & Casualty
Subsidiaries:
Year ended December 31, 2004	$861,474	4,900	653,131
Year ended December 31, 2003	$783,580	15,050	638,479
Year ended December 31, 2002	$694,744	19,836	603,356

NOTE:

The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report.  In addition, the Company does not discount loss reserves.

EXHIBIT INDEX

 *Exhibits included within this 10-K filing

Exhibit
Number
3.1

Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended, (incorporated by reference herein to Exhibit 3.1 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1997, File No. 0‑8641).

3.2

The Company's By‑Laws, adopted on August 26, 1977, as amended, (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, file No. 0-8641).

4.1

The form of Indenture dated December 29, 1982, between the Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee relating to the Company's 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S‑3 No. 2‑80881).

4.2

The form of Indenture dated September 24, 2002, between Selective Insurance Group, Inc., and National City Bank as Trustee relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032, (incorporated by reference herein to the Company's Registration Statement on Form S-3 No. 333-101489).

4.3

The form of Indenture dated November 18, 2004, between Selective Insurance Group, Inc., and Wachovia Bank, National Association, as Trustee relating to the Company's 7.25% Senior Notes due 2034, (incorporated by reference herein to the Company's Current Report on Form 8-K files November 18, 2004, file No. 0-8641).

4.4

Amended and Restated Rights Agreement, dated February 2, 1999, between Selective Insurance Group, Inc., and First Chicago Trust, (incorporated by reference herein to the Company's Current Report on Form 8-K filed February 2, 1999, File No. 0-8641).

10.1	The Selective Insurance Retirement Savings Plan as amended through August 15, 1996 (incorporated by reference herein to Exhibit 4 to the Company's Registration Statement on Form S‑8 No. 333‑10477).
10.1a

Amendment, dated May 2, 1997, to the Selective Insurance Retirement Savings Plan in Exhibit 10.1 above (incorporated by reference herein to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0‑8641).

10.1b	Amendment and restatement, effective January 1, 1997, to the Selective Insurance Retirement Savings Plan, filed herewith.
10.1c	Amendment No. 1 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 2002, filed herewith.
10.1d	Amendment No. 2 to the amended and restated Selective Insurance Retirement Savings Plan effective January 1, 1997, filed herewith.
10.2

The Retirement Income Plan for Employees of Selective Insurance Company of America, as amended through May 6, 1994 (incorporated by reference herein to Exhibit 10.2 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1994, File No. 0‑8641).

10.2a	Amendment and restatement, effective January 1, 1997, to the Retirement Income Plan for Selective Insurance Company of America, filed herewith.
10.2b	Amendment No. 1 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective July 1, 2002, filed herewith.
10.2c	Amendment No. 2 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective January 1, 2003, filed herewith.
10.2d	Amendment No. 3 to the amended and restated Retirement Income Plan for Selective Insurance Company of America, effective January 1, 1997, filed herewith.
10.3

Selective Insurance Company of America Deferred Compensation Plan, effective July 1, 2002,  (incorporated by reference herein to Exhibit 99.1 of the Company's Registration Statement on Form S-8, No. 333-97799).

10.4

Selective Insurance Group, Inc. Stock Option Plan II, as amended through October 9, 1997, and related forms of option agreements (incorporated by reference herein to Exhibits 4.1 to the Company's Registration Statement on Form S‑8 No. 333‑37501).

10.4a

The Selective Insurance Group, Inc. Stock Option Plan II, as amended through July 28, 1998, (incorporated by reference herein to Exhibit 10.13a to the Company's Annual Report on Form 10‑K for the year ended December 31, 1993, File No. 0‑8641).

10.4b

The Selective Insurance Group, Inc. Stock Option Plan II, as amended through January 31, 2000, (incorporated by reference herein to Exhibit 10.13b to the Company's Annual Report on Form 10‑K for the year ended December 31, 1999, File No. 0‑8641).

10.5

The Selective Insurance Group, Inc. Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders' filed with the Securities and Exchange Commission on April 1, 2002).

10.6	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1993, File No. 0‑8641).
10.7

The Company's 1987 Employee Stock Purchase Savings Plan (incorporated by reference herein to Exhibit 10.6 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1993, File No. 0‑8641).

10.7a

Amendment, dated May 2, 1997, to the 1987 Employee Stock Purchase Savings Plan in Exhibit 10.6 above (incorporated by reference herein to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0‑8641).

10.8	Description of Annual Cash Incentive Program (ACIP).
10.9

The Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agents, as amended (incorporated by reference herein to the Company's Post Effective Amendment No. 2 on Form S-3 No. 033-30833).

10.10	The Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended (incorporated by reference herein to Exhibit 4.4 of the Company's Registration Statement on Form S-8 No. 333-10477).
10.11	The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors (incorporated by reference herein to Exhibit 4 to the Company's Registration Statement on Form S‑8 No. 333‑10465).
10.11a

The Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.12	Employment, Termination and Severance Agreements.
10.12a

Employment Agreement with Gregory E. Murphy, dated August 1, 1995 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 1995, File No. 0‑8641).

10.12a1

Amendment No. 1, dated May 1, 1998, to the Employment Agreement with Gregory E. Murphy (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 1998, File No. 0‑8641).

10.12a2

Amendment No. 2, dated May 5, 2000, to the Employment Agreement with Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12a3

Amendment No. 3, dated August 1, 2001, to the Employment Agreement with Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.12b

Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Gregory E. Murphy (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 1995, File No. 0‑8641).

10.12b1

Amendment No. 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Gregory E. Murphy (incorporated by reference herein to Exhibit 10.16t to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12c

Employment Agreement with Jamie Ochiltree, III, dated October 31, 1995 (incorporated by reference herein to Exhibit 10.11f to the Company's Annual Report on Form 10‑K for the year ended December 31, 1995, File No. 0‑8641).

10.12c1

Amendment No. 1, dated October 31, 1998, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16r to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12c2

Amendment No. 2, dated May 5, 2000, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16b to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12c3

Amendment No. 3, dated October 31, 2001, to the Employment Agreement with Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-8641).

10.12d

Termination Agreement, dated August 1, 1995, between Selective Insurance Company of America and Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.11j to the Company's Annual Report on Form 10‑K for the year ended December 31, 1995, File No. 0‑8641).

10.12d1

Amendment No. 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and Jamie Ochiltree, III (incorporated by reference herein to Exhibit 10.16v to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

10.12e

Employment Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0‑8641).

10.12e1

Amendment No. 1, dated May 5, 2000, to the Employment Agreement with James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.16c to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-8641).

10.12e2	Amendment No. 2, dated March 1, 2003, to the Employment Agreement with James W. Coleman, Jr., filed herewith.
10.12f

Termination Agreement, dated May 2, 1997, between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0‑8641).

10.12f1

Amendment No. 1, dated December 16, 1998, to the Termination Agreement between Selective Insurance Company of America and James W. Coleman, Jr. (incorporated by reference herein to Exhibit 10.16w to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-8641).

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

10.12i1	Amendment No. 1, dated March 1, 2003, to the Employment Agreement with Dale A. Thatcher, filed herewith.
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

10.12k1	Amendment No. 1, dated March 1, 2003, to the Employment Agreement with Richard F. Connell, filed herewith.
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

10.12n

Termination agreement with Michael H. Lanza, dated July 27, 2004 (incorporated by reference herein to Exhibit 10.16a to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-8641).

10.13

Form of Note Purchase Agreement dated as of August 1, 1994 with respect to Selective Insurance Group, Inc. 8.77% Senior Notes due August 1, 2005 (incorporated by reference herein to Exhibit 99.2 to the Company's Post‑Effective Amendment No. 1 to the Registration Statement on Form S‑3, No. 33‑30833).

10.14

Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 1997, File No. 0‑8641).

10.14a

Amendment, dated June 30, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 1998, File No. 0‑8641).

10.14a1

Amendment, dated November 6, 1998, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.24 to the Company's Annual Report on Form 10‑K for the year ended December 31, 1998, File No. 0‑8641).

10.14a2

Amendment, dated June 30, 2000, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2000, File No. 0‑8641).

10.14a3

Amendment, dated June 29, 2001, to the Promissory Note of $25,000,000 Revolving Line of Credit with State Street Bank and Trust Company in Exhibit 10.14 above, (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2001, File No. 0‑8641).

10.14a4

Amendment, dated June 30, 2003, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc. (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2003, File No. 0‑8641).

10.14a5

Amendment, dated June 28, 2004, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc. (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2004, File No. 0‑8641).

10.15

Commercial Loan Note of $25,000,000 Line of Credit with First Union National Bank as of October 22, 1999, (incorporated by reference herein to Exhibit 10.28 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2000, File No. 0‑8641).

10.15a

Fifth amendment, dated June 28, 2002, effective through June 27, 2003, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America, (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2002, File No. 0‑8641).

10.15a1

Seventh amendment, dated June 27, 2003, effective through June 26, 2004, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association and Selective Insurance Group, Inc. and Selective Insurance Company of America (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2003, File No. 0‑8641).

10.15a2

Eighth amendment, dated June 25, 2004, effective through June 24, 2005, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association and Selective Insurance Group, Inc. and Selective Insurance Company of America (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2004, File No. 0‑8641).

*11	Computation of earnings per share, filed herewith.
*21	Subsidiaries of Selective Insurance Group, Inc., filed herewith.
*23	Consent of Independent Registered Public Accounting Firm, filed herewith.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.