Form 10-Q
period 2005-03-31
SELECTIVE INSURANCE GROUP INC
filed 2005-05-05
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                     to

Commission file number:  0-8641

SELECTIVE INSURANCE GROUP, INC.
 (Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

40 Wantage Avenue
Branchville, New Jersey	07890
(Address of Principal Executive Offices)	(Zip Code)
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

Yes [X]         No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]         No [  ]

As of March 31, 2005, there were 28,361,962 shares of common stock, par value $2 per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
Consolidated Balance Sheets	March 31,	December 31,
(in thousands, except share amounts)	2005	2004
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $36,755-2005; $42,211-2004)	$35,785	40,903
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,299,554-2005; $2,247,253-2004)	2,340,380	2,325,969
Equity securities, available-for-sale - at fair value
(cost of: $179,164-2005; $172,900-2004)	328,264	331,931
Short-term investments - (at cost which approximates fair value)	130,159	98,657
Other investments	45,483	44,083
Total investments	2,880,071	2,841,543
Cash	-	-
Interest and dividends due or accrued	27,060	27,947
Premiums receivable, net of allowance for uncollectible
accounts of: $3,236-2005; $3,236-2004	484,573	430,426
Other trade receivables, net of allowance for uncollectible
accounts of: $537-2005; $681-2004	26,577	17,478
Reinsurance recoverable on paid losses and loss expenses	5,635	5,841
Reinsurance recoverable on unpaid losses and loss expenses	205,535	218,772
Prepaid reinsurance premiums	58,170	58,264
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $91,345-2005; $89,213-2004	54,378	55,144
Deferred policy acquisition costs	196,676	186,917
Goodwill	43,230	43,230
Other assets	50,029	43,838
Total assets	$4,031,934	3,929,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,638,020	1,609,788
Reserve for loss expenses	236,540	225,429
Unearned premiums	756,055	702,111
Senior convertible notes	115,937	115,937
Notes payable	147,381	147,380
Current federal income tax	8,330	3,127
Deferred federal income tax	14,529	29,803
Commissions payable	42,131	66,881
Accrued salaries and benefits	54,634	50,071
Other liabilities	129,181	96,855
Total liabilities	3,142,738	3,047,382

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 42,982,432-2005; 42,468,099-2004	85,965	84,936
Additional paid-in capital	138,455	142,292
Retained earnings	752,233	721,483
Accumulated other comprehensive income	123,452	154,536
Treasury stock - at cost (shares: 14,620,470-2005; 14,529,067-2004)	(210,909)	(206,522)
Unearned stock compensation and notes receivable from stock sales	-	(14,707)
Total stockholders' equity	889,196	882,018
Commitments and contingencies (Notes 9 and 10)
Total liabilities and stockholders' equity	$4,031,934	3,929,400

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited
Consolidated Statements of Income	Quarter ended
	March 31,
(in thousands, except per share amounts)	2005	2004
Revenues:
Net premiums written	$396,778	375,262
Net increase in unearned premiums and prepaid reinsurance premiums	(54,038)	(59,956)
Net premiums earned	342,740	315,306
Net investment income earned	32,362	29,460
Net realized gains	4,598	5,346
Diversified Insurance Services revenue	27,752	24,231
Other income	854	777
Total revenues	408,306	375,120

Expenses:
Losses incurred	177,755	176,559
Loss expenses incurred	40,682	33,758
Policy acquisition costs	106,835	97,464
Dividends to policyholders	1,248	1,089
Interest expense	4,377	4,005
Diversified Insurance Services expenses	24,616	22,038
Other expenses	3,433	2,671
Total expenses	358,946	337,584

Income before federal income tax and cumulative effect of change in accounting principle	49,360	37,536

Federal income tax expense:
Current	12,556	8,372
Deferred	1,198	1,636
Total federal income tax expense	13,754	10,008

Net income before cumulative effect of change in accounting principle	35,606	27,528

Cumulative effect of change in accounting principle, net of tax	495	-

Net income	$36,101	27,528

Earnings per share:
Basic net income before cumulative effect of change in accounting principle	$1.31	1.04
Basic cumulative effect of change in accounting principle	0.02	-
Basic net income	$1.33	1.04

Diluted net income before cumulative effect of change in accounting principle	$1.13	0.88
Diluted cumulative effect of change in accounting principle	0.02	-
Diluted net income	$1.15	0.88

Dividends to stockholders	$0.19	0.17

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited
Consolidated Statements of Stockholders' Equity	Three Months ended
	March 31,
(in thousands, except per share amounts)	2005		2004
Common stock:
Beginning of year	$84,936		83,135
Dividend reinvestment plan
(shares: 8,137-2005; 13,723-2004)	16		28
Convertible subordinated debentures
(shares: 35,024-2005; 9,180 -2004)	70		18
Stock purchase and compensation plans
(shares: 471,172-2005; 491,907-2004)	943		984
End of period	85,965		84,165

Additional paid-in capital:
Beginning of year	142,292		113,283
Dividend reinvestment plan	357		479
Convertible subordinated debentures	178		47
Stock purchase and compensation plans (Note 6)	(4,372)		15,745
End of period	138,455		129,554

Retained earnings:
Beginning of year	721,483		612,208
Net income	36,101	36,101	27,528	27,528
Dividends to stockholders
($0.19 per share-2005; $0.17 per share-2004)	(5,351)		(4,674)
End of period	752,233		635,062

Accumulated other comprehensive income:
Beginning of year	154,536		148,452
Other comprehensive income, (decrease) increase in net unrealized gains on available-for-sale securities, net of deferred income
tax effect of: $(16,737)-2005; $12,183-2004	(31,084)	(31,084)	22,626	22,626
End of period	123,452		171,078
Comprehensive income		5,017		50,154

Treasury stock:
Beginning of year	(206,522)		(197,792)
Acquisition of treasury stock
(shares 91,403-2005; 78,324-2004)	(4,387)		(2,796)
End of period	(210,909)		(200,588)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	(14,707)		(9,502)
Unearned stock compensation (Note 6)	14,641		(11,097)
Amortization of deferred compensation expense and
amounts received on notes	66		1,790
End of period	-		(18,809)

Total stockholders' equity	$889,196		800,462

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Unaudited
Consolidated Statements of Cash Flows	Three Months ended

	March 31,

(in thousands)

	2005	2004

OPERATING ACTIVITIES

Net income	$36,101	27,528
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	52,580	41,371
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	53,837	59,580
Increase in net federal income tax payable	6,401	3,409
Depreciation and amortization	4,916	3,927
Stock compensation expense	2,369	1,767
Increase in premiums receivable	(54,147)	(51,618)
Increase in other trade receivables	(9,099)	(1,506)
Increase in deferred policy acquisition costs	(9,759)	(12,236)
Decrease in interest and dividends due or accrued	1,036	86
Decrease (Increase) in reinsurance recoverable on paid losses and loss expenses	206	(3,313)
Net realized gains	(4,598)	(5,346)
Cumulative effect of change in accounting principle, net of tax	(495)	-
Increase (Decrease) in accrued salaries and benefits	4,563	(31)
Decrease in accrued insurance expenses	(23,020)	(15,130)
Other-net	(14,617)	6,682
Net adjustments	10,173	27,642
Net cash provided by operating activities	46,274	55,170

INVESTING ACTIVITIES

Purchase of fixed maturity securities, available-for-sale	(90,350)	(94,276)
Purchase of equity securities, available-for-sale	(12,780)	(18,594)
Purchase of other investments	(2,751)	(3,157)
Purchase of subsidiaries acquired (net of short-term investments and cash acquired
Of $4,890 in 2004)	-	(407)
Sale of fixed maturity securities, available-for-sale	35,759	21,751
Redemption and maturities of fixed maturity securities, held-to-maturity	5,131	6,349
Redemption and maturities of fixed maturity securities, available-for-sale	37,642	42,866
Sale of equity securities, available-for-sale	13,096	13,748
Proceeds from other investments	3,635	2,249
Net additions to property and equipment	(1,906)	(2,198)
Net cash used in investing activities	(12,524)	(31,669)

FINANCING ACTIVITIES

Dividends to stockholders	(4,784)	(4,183)
Acquisition of treasury stock	(4,387)	(2,796)
Net proceeds from stock purchase and compensation plans	4,064	4,313
Cash retained for tax deductibility of the increase in value of equity instruments	2,793	-
Repayment of notes receivable from stock sales	66	23
Net cash used in financing activities	(2,248)	(2,643)
Net increase in short-term investments and cash	31,502	20,858
Short-term investments and cash at beginning of year	98,657	23,055
Short-term investments and cash at end of period	$130,159	43,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$3,298	4,094
Federal income tax	4,560	6,600
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures	248	65

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 1.            Basis of Presentation
Selective Insurance Group, Inc., (Selective) offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries. Selective was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Its common stock is publicly traded on the NASDAQ National Market® under the symbol, "SIGI." Selective classifies its business into three operating segments:

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

2.            Basis of Presentation
These interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  However, they reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented.  These interim consolidated financial statements cover the first quarters ended March 31, 2005 (First Quarter 2005) and March 31, 2004 (First Quarter 2004).  The results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Selective's Annual Report on Form 10-K for the year ended December 31, 2004.

3.            Reclassifications
Certain amounts in Selective's prior year interim consolidated financial statements and related footnotes have been reclassified to conform to the 2005 presentation.  Such reclassification had no effect on Selective's net income or stockholders' equity.

4.            Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires public companies to measure compensation expense on the income statement for all share-based payments (including employee stock options) at the grant date fair value of the equity instruments. Implementation is required for fiscal years beginning after June 15, 2005, however, Selective adopted FAS 123R as of January 1, 2005. See Note 6 for further information regarding the adoption of FAS 123R.

5.            Reinsurance
 Selective's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) Selective has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect Selective from potential losses in excess of the amount it is prepared to accept.

A trust fund in the amount of $30.4 million as of March 31, 2005 and $29.3 million as of December 31, 2004, securing a portion of the liabilities ceded to American Re-Insurance Company, is held for the benefit of Selective. Amounts ceded to American Re-Insurance Company, exceeding the available trust fund, represent 14% or $32.6 million as of March 31, 2005 and 13% or $32.9 million as of December 31, 2004 of Selective's consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit, or funds withheld (collateral). In addition, about 55% of Selective's consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two states or federally sponsored pools. Selective ceded $67.7 million in incurred losses through March 31, 2005 and $69.2 million in incurred losses through December 31, 2004 to the New Jersey Unsatisfied Claim Judgment Fund. Selective also ceded $60.5 million in incurred losses through March 31, 2005 and $78.9 million in incurred losses through December 31, 2004 to the National Flood Insurance Program.

Selective's insurance subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations.  Selective evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. On an ongoing basis, Selective reviews amounts outstanding, length of collection period, changes in reinsurance credit standing, and other relevant factors to determine collectibility of reinsurance recoverables.  Under Selective's reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per terms of the contract, in a direct relationship to the gross premium recording. Reinsurance recoveries are recognized as gross losses are incurred. The following table is a listing of direct, assumed, and ceded amounts by income statement caption.

	Unaudited,
	Quarter ended
	March 31,
(in thousands)	2005	2004
Premiums written:
Direct	$426,815	403,107
Assumed	5,893	5,868
Ceded	(35,930)	(33,713)
Net	$396,778	375,262

Premiums earned:
Direct	$369,562	342,506
Assumed	9,202	8,022
Ceded	(36,024)	(35,222)
Net	$342,740	315,306

Losses and loss expenses incurred:
Direct	$229,887	222,369
Assumed	7,732	6,959
Ceded	(19,182)	(19,011)
Net	$218,437	210,317

Flood business, which we cede 100% to the federal government's National Flood Insurance Program (NFIP), is included in the above amounts as follows:

	Unaudited,
	Quarter ended
	March 31,
(in thousands)	2005	2004
Ceded premiums written	$(20,164)	(16,124)
Ceded premiums earned	(19,783)	(16,576)
Ceded losses and loss expenses incurred	(7,609)	(5,057)

Ceded premiums increased primarily due to an increase in our flood business.

6.            Share-Based Payments
Selective has several share-based compensation plans. Historically, Selective has used the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB 25) as was permitted by FASB Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), to account for its share-based compensation plans.  Effective January 1, 2005, Selective early-adopted the FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payments" (FAS 123R), which replaces FAS 123 and supercedes APB 25 using the modified prospective application provisions. FAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments.  FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

Selective applied the modified prospective application method in its early adoption of FAS 123R. Implementing FAS 123R did not have a material effect on income before cumulative effect of change in accounting principle and basic or diluted earnings per share before cumulative effect of change in accounting principle in First Quarter 2005.  A cumulative effect of change in accounting principle due to the requirement to estimate the impact of expected forfeitures at the grant date, resulted in a benefit, net of tax of $0.5 million in First Quarter 2005.  FAS 123R eliminated the presentation of the contra-equity account on the face of the Consolidated Balance Sheets, "Unearned Stock Compensation." As a result, $14.7 million was reclassified from "Unearned Stock Compensation" to "Additional Paid-in Capital" as of January 1, 2005.

The following is a pro forma application of FAS 123 for the quarter ended March 31, 2004. The Consolidated Statements of Income were originally prepared in accordance with APB 25.

Unaudited,
Quarter ended
March 31,
(in thousands, except per share amounts)	2004
Net income, as reported	$27,528
Add: Stock-based employee compensation reported in net
income, net of related tax effect	1,205
Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of related tax effects	(2,144)
Pro forma net income	$26,589

Net income per share:
Basic - as reported	$1.04
Basic - pro forma	1.00
Diluted - as reported	0.88
Diluted - pro forma	0.85

In determining the expense to be recorded for stock options within Selective's various plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. The significant assumptions utilized in applying the Black Scholes option valuation model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected volatility is based on the volatility of Selective's stock price over a historical period comparable to the expected term. The weighted average assumptions used by Selective in applying the Black Scholes valuation model are illustrated in the following table:

	All Other Option Plans		Employee Stock Purchase Plan
	2005	2004	2005	2004
Risk-free interest rate	3.99%	3.60%	2.58%	1.02%
Expected term	7 years	7 years	6 months	6 months
Dividend yield	1.7%	1.9%	1.7%	2.1%
Expected volatility	26%	26%	30%	30%

The expense to be recorded for restricted stock awards and stock compensation for nonemployee directors described below is determined utilizing the number of awards granted and the grant date market value.

Under FAS 123R the compensation expense for the various share-based compensation plans that has been charged against income before cumulative effect of change in accounting principle before tax was $2.2 million in First Quarter 2005 with a corresponding income tax benefit of $0.7 million.  In accordance with APB 25, Selective had compensation expense that was charged against income before tax of $1.8 million with a corresponding income tax benefit of $0.6 million for First Quarter 2004.

Stock Option Plan II
Selective's ability to make share-based compensation grants under Stock Option Plan II expired on September 1, 2002.  As of March 31, 2005, 499,206 shares of Selective's common stock remain available for issuance under existing outstanding awards that include unexercised stock options and restricted stock. The plan permitted grants to employees of qualified and nonqualified stock options, with and without stock appreciation rights (SARs) and restricted or unrestricted stock at not less than fair value on the date of the grant and subject to certain vesting periods and performance requirements as determined by the Salary and Employee Benefits Committee of the Board of Directors (SEBC) in its sole discretion. Each option grant must be exercised within ten years from the date of the grant.  Selective experienced forfeitures of 700 shares in First Quarter 2005 and 3,755 shares in First Quarter 2004.

During the vesting period, dividends are earned and held in escrow on the restricted shares subject to the same vesting period and conditions as set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares are reinvested in Selective's common stock at fair value. Selective issued through the dividend reinvestment feature (net of forfeitures), restricted shares of 877 in First Quarter 2005 and 1,805 in First Quarter 2004, from the dividend reinvestment plan reserves.

Stock Option Plan III
 In May 2002, the stockholders approved Selective's Stock Option Plan III, which has 1,035,669 shares of Selective's common stock available for issuance at March 31, 2005.  The plan permits the granting of qualified and nonqualified stock options with or without stock appreciation rights (SARs), and restricted or unrestricted stock at not less than fair value on the date of the grant and may be subject to certain vesting periods and performance requirements as determined by the SEBC in its sole discretion.  Each option grant must be exercised within ten years from the date of the grant.  Under this plan, Selective granted options for 105,663 shares in First Quarter 2005 and 104,600 shares in First Quarter 2004.

Selective also granted total restricted shares of 312,876 in First Quarter 2005 and 314,984 for First Quarter 2004 and experienced forfeitures of 1,670 shares for First Quarter 2005 and 13,137 shares for First Quarter 2004.    Dividends earned on the restricted shares are reinvested in Selective's common stock at fair value.  Selective issued through the dividend reinvestment feature (net of forfeitures) 3,639 restricted shares in First Quarter 2005 and 2,364 restricted shares in First Quarter 2004, from the dividend reinvestment plan reserves.

Employee Stock Purchase Plan
 Under Selective's Employee Stock Purchase Plan, there are 268,282 shares of common stock available for purchase. This plan is available to all employees who meet the eligibility requirements and provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. Selective did not issue shares to employees in First Quarter 2005 or First Quarter 2004. Shares are generally issued on June 30 and December 31 of each year.

Stock Option Plan for Directors
 Under Selective's Stock Option Plan for Directors, 631,000 shares of Selective's common stock are available for issuance. Each director who is not a full-time employee of Selective participates in the plan and automatically receives a nonqualified option to purchase 3,000 shares of common stock at not less than fair value on March 1 of each year. Each option becomes exercisable one year after the option was granted and expires no more than ten years from the date the option is granted. Under this plan, Selective granted 33,000 options in First Quarter 2005 and 30,000 options in First Quarter 2004.

Stock Compensation Plan for Nonemployee Directors
 In May 1996, the stockholders approved the Stock Compensation Plan for Nonemployee directors, effective January 1, 1997. The purpose of this plan is to provide for the payment of the annual compensation for the directors' services in shares of Selective's common stock. The amount of common shares available for issuance under the plan is 322,794. Selective issued 1,082 shares during First Quarter 2005 and 1,342 shares during First Quarter 2004. The plan was amended, effective January 1, 2001, to permit the directors to elect to receive up to 50% of their compensation under the plan in cash for each calendar year. Each non-employee director must elect on or before December 20th of each year how compensation for the following year will be paid.

The weighted-average fair value of options and stocks granted per share for Selective's stock plans, during the First Quarter 2005 and First Quarter 2004 is as follows:
	2005	2004
Stock option plans	$13.14	9.65
Restricted stock	45.05	34.82
Stock Compensation for Nonemployee Directors	44.00	32.15
Employee stock purchase plan (ESPP):
Six month option	3.24	2.31
15% of grant date market value	6.57	4.84
Total ESPP	$9.81	7.15

A summary of the option transactions under Selective's stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	contractual	Intrinsic Value
	of shares	Price	Life in years	($ in thousands)
Outstanding at January 1, 2005	927,276	$22.90
Granted 2005	138,663	44.60
Exercised 2005	(124,636)	21.72
Forfeited or expired 2005	(1,200)	18.00

Outstanding at March 31, 2005	940,103	$26.26	5.8	$18,769
Exercisable at March 31, 2005	801,440	$23.09	5.2	$18,543

The total intrinsic value of options exercised was $3.2 million during the First Quarter 2005 and $2.9 million during the First Quarter 2004.

A summary of the restricted stock transactions under Selective's stock option plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair value

Restricted Stock Awards at January 1, 2005	953,438	$26.69
Granted 2005	312,876	45.05
Vested 2005	(178,908)	22.71
Forfeited 2005	(2,370)	28.21

Restricted Stock Awards at March 31, 2005	1,085,036	$32.64

As of March 31, 2005, there was $22.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Selective's stock plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock shares vested during the period was $8.6 million for the First Quarter 2005 and $4.6 million for the First Quarter 2004. In connection with the restricted stock vesting, the total fair value of the dividend reinvestment plan shares that also vested during the period was $0.8 million in First Quarter 2005 and $0.5 million in First Quarter 2004.

7.            Segment Information
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

The Insurance Operations and Diversified Insurance Services segments share either complementary (common marketing or distribution system) or vertical (one business uses another's products or services in its own product or supply output) services.  Selective's commercial and personal lines property and casualty insurance products, flood insurance, and HR administration outsourcing products are sold through appointed independent insurance agents.  Selective's managed care business provides services to its property and casualty insurance claims operations and to other insurance carriers.  Selective and its subsidiaries also provide services to each other in the normal course of business.  These transactions totaled $6.8 million in First Quarter 2005 and $6.4 million in First Quarter 2004. These transactions were eliminated in all consolidated statements.

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

	Unaudited,
Revenue by segment	Quarter ended
	March 31,
(in thousands)	2005	2004
Insurance Operations:
Commercial automobile net premiums earned	$77,649	72,458
Workers' compensation net premiums earned	69,253	62,960
General liability net premiums earned	86,016	72,167
Commercial Property net premiums earned	40,210	36,645
Business owners' policy net premiums earned	11,921	12,226
Bonds net premiums earned	3,862	3,020
Other net premiums earned	215	221
Total commercial lines net premiums earned	289,126	259,697

Personal automobile net premiums earned	42,991	45,884
Homeowners' net premiums earned	9,049	8,285
Other net premiums earned	1,574	1,440
Total personal lines net premiums earned	53,614	55,609

Miscellaneous income	840	746
Total insurance operations revenues	343,580	316,052

Investments:
Net investment income	32,362	29,460
Net realized gain on investments	4,598	5,346
Total investment revenues	36,960	34,806

Diversified Insurance Services:
Human resource administration outsourcing	15,607	13,046
Flood insurance	6,892	5,727
Managed Care	4,538	4,850
Other	715	608
Total diversified insurance services revenues	27,752	24,231

Total all segments	408,292	375,089

Other income	14	31

Total revenues	$408,306	375,120

	Unaudited,
Income, before federal income tax by segment	Quarter ended
	March 31,
(in thousands)	2005	2004
Insurance Operations:
Commercial lines underwriting	$13,536	9,788
Personal lines underwriting	3,110	(3,063)
Underwriting income, before federal income tax	16,646	6,725

Investments:
Net investment income	32,362	29,460
Net realized gain on investments	4,598	5,346
Total investment income, before federal income tax	36,960	34,806

Diversified Insurance Services:
Income before federal income tax	3,136	2,193

Total all segments	56,742	43,724

Interest expense	(4,377)	(4,005)
General corporate expenses	(3,005)	(2,183)

Income before federal income tax and cumulative effect of change in accounting principle	$49,360	37,536

8.            Retirement Plans

	Retirement Income Plan		Postretirement Plan
	Unaudited		Unaudited
	Quarter Ended		Quarter Ended
(in thousands)	March 31,		March 31,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1,798	1,402	100	83
Interest cost	1,854	1,808	95	96
Expected return on plan assets	(2,253)	(1,672)	-	-
Amortization of unrecognized transition obligation	-	-	-	-
Amortization of unrecognized prior service cost	38	53	(8)	(8)
Amortization of unrecognized net loss	288	286	-	-
Net periodic cost	$1,725	1,877	187	171

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.75%	6.25	5.75	6.25
Expected return on plan assets	8.00%	8.25	-	-
Rate of compensation increase	4.00%	5.00	4.00	5.00

Selective disclosed in Note 15 of Item 8. "Financial Statements and Supplementary Data" of its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $8.0 million to the retirement income plan in 2005. As of March 31, 2005, $8.0 million was contributed. Selective does not anticipate making any further contributions to the retirement income plan during 2005.

9.            Commitments and Contingencies
Included in Other investments is approximately $45.5 million of investments in limited partnerships as of March 31, 2005, and $44.1 million as of December 31, 2004. At March 31, 2005, Selective has an additional limited partnership investment commitment of up to $44.2 million; but there is no certainty that any such additional investment will be required.

10.          Litigation
In the ordinary course of conducting business, Selective and its subsidiaries have been named as defendants in various legal proceedings.  Some of these lawsuits attempt to establish liability under insurance contracts issued by our insurance subsidiaries.  Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective's operations in certain ways.  Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

11.          Subsequent Event
The Omnibus Stock Plan (Stock Plan) and the Cash Incentive Plan were adopted and approved by the Board of Directors effective as of April 1, 2005, which were subsequently approved by stockholders' on April 27, 2005. Under the Stock Plan, the Salary and Employee Benefits Committee (SEBC) may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as the SEBC shall determine, subject to the provisions of the Plan.  Each award granted under the Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement, which shall contain such provisions as the SEBC may in its sole discretion deem necessary or desirable and which are not in conflict with the terms of the Plan.  With the adoption and approval of this Plan, no further grants shall be made under the Selective Stock Option Plan III, the Stock Option Plan for Directors, or the Stock Compensation Plan for Nonemployee Directors, as amended (Prior Plans).  Awards outstanding under each of these Prior Plans as of the date of such stockholder approval shall continue in effect according to the terms of the applicable Prior Plans and any applicable agreements evidencing such Prior Plan Awards.

Effective April 26, 2005, the Board of Directors approved a new stock repurchase plan of 5.0 million shares over the next two years, and cancelled the existing stock repurchase program which had 2.4 million shares remaining and was scheduled to expire on November 30, 2005.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance.  Risks and uncertainties are inherent in Selective's future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under "Risk Factors" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Annual Report).  Those portions of the Annual Report are incorporated by reference into this report.  Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Factors that could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements, include, but are not limited to:

  the frequency and severity of catastrophic events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, explosions and terrorism;

  adverse economic, market, regulatory, legal or judicial conditions;

  the concentration of our business in a number of east coast and midwestern states;

  the adequacy of our loss reserves;

  the adequacy of our loss expense reserves;

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The purpose of the Management's Discussion and Analysis is to provide an understanding of Selective Insurance Group, Inc and subsidiaries' (Collectively, Selective or the Company) consolidated results of operations and financial position.  It begins with an overview of the Company and its First Quarter 2005 results and full year 2005 outlook. This overview is then followed by a more detailed discussion of Selective's results of operations.  This discussion should be read in conjunction with Selective's consolidated financial statements on Form 10-K of our Annual Report for the year-ended December 31, 2004 and Item 1. Financial Statements on this Form 10-Q.

Executive Summary
Selective operates through its three business segments: (i) Insurance Operations (ii) Diversified Insurance Services, and (iii) Investments.  Selective's Insurance Operations segment sells its property and casualty insurance products and services through six insurance subsidiaries.  The insurance subsidiaries were the nation's 54th largest property and casualty group based on the combined statutory net premiums written, or premiums for all sold policies, of its insurance subsidiaries in A.M. Best's 2003 list of "Top Property/Casualty Writers." The Insurance Operations segment markets its property and casualty insurance products through a select group of approximately 750 independent insurance agencies in 20 states in the Eastern region of the United States.  The Insurance Operations segment is built on a foundation of personal relationships with these local independent insurance agents.  These agents have an informed, front line perspective that benefits policyholders as well as the insurance subsidiaries, helping to create profitability and value for stockholders.  The insurance subsidiaries' primary strategy is to continue to build relationships with well-established, independent insurance agents and carefully monitor each agent's profitability, financial stability, staff, and mix of business against plans that the insurance subsidiaries develop annually with the agent. The insurance subsidiaries have 74 field underwriters, known as agency management specialists (AMS), which live in the geographic vicinity of their appointed independent agents. This enables the AMSs to provide prompt and personalized service, gain firsthand knowledge of the underwriting risks, and are fully authorized decision makers.  The insurance subsidiaries are also differentiated by their commitment to providing exceptional claims service to their policyholders.  The insurance subsidiaries employ approximately 130 field claims adjusters, known as claim management specialists (CMS).  Like AMSs, CMSs live in the geographic vicinity of the appointed independent agents enabling them to conduct on-site inspections of losses, obtain better knowledge about potential exposures, and settle claims faster and more accurately, with higher levels of customer satisfaction.

The Company's overall financial strength also provides a competitive advantage in the marketplace, and directly impacts where agents place their business.  Only 7% of commercial lines companies have "A+" or higher ratings from A.M. Best, and we have been rated  "A+" for 43 consecutive years. This is an important factor as the property and casualty insurance market becomes increasingly more competitive.  Pricing in the Property and Casualty industry is cyclical.  From 2000 through 2004, commercial renewal pricing was increasing, resulting in improved earnings.  In 2004, the rate of increase had significantly diminished and actually declined in some segments of the market. This trend continued during First Quarter 2005 as Selective's commercial renewal pricing increased 6% including exposure and only 2% excluding exposure. Although pricing pressure is an indication of higher levels of competition in the marketplace as companies try to increase market share, industry fundamentals are conducive to sound pricing.  Those fundamentals include the following: (i) a low interest rate environment, (ii) increasing loss cost trends (iii) higher reinsurance costs than historic levels, (iv) rating agency pressures to maintain operating returns, and (v) greater information availability and transparency in the industry.  A GAAP combined ratio of approximately 95% for Selective, equates to a return on average equity of approximately 15%.  As the pricing environment and industry fundamentals continue to change, Selective must continually balance the competitive pressures to reduce prices with preservation of the franchise and providing returns to stockholders.  Ultimately we strive to outperform the industry regardless of the market conditions.

To help mitigate potential volatility in insurance operating results Selective's Diversified Insurance Services segment provides fee-based revenues that contribute to earnings and increase operating cash flow.  The Diversified Insurance Services operation has three major components: (i) human resource administration outsourcing (HR Outsourcing) products and services (ii) managed care products and services; and (iii) federal flood insurance, which is sold to homeowners and commercial customers by the insurance subsidiaries. The Diversified Insurance Services segment fits into Selective's business model in one of two ways:  (i) complementary by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers, or (ii) vertically by one subsidiary using another's products or services in its own production or supply output, or vice versa.

Selective's Investment segment is designed to preserve capital and generate earnings through the investment of cash flows from the Insurance and Diversified Insurance Services segments.  The Investment segment's philosophy is to maximize after-tax returns over extended periods of time while providing liquidity and preserving assets and stockholders' equity.  Selective's investment portfolio consists primarily of fixed maturity investments, but it also holds short-term investments, equity securities, and other investments.  Selective believes that a prudent level of investment in equity securities and other non-market correlated investments within the portfolio are likely to enhance after-tax returns without significantly increasing the risk profile of the portfolio when considered over long periods of time, and balanced with leverage and insurance risk considerations.

In order to address ongoing changes in the Property and Casualty marketplace, the Company has several key strategies to achieve its performance objectives over the next several years:

  Market Planning - identifies organic growth opportunities by examining business demographics to target opportunities in underserved markets and identify potential growth areas that may require additional agent or field underwriter deployment;

  Knowledge Management - utilizes data mining to gain access to the myriad of business information gathered through the underwriting process, organize it and use that information to enhance underwriting and pricing decisions;

  Expense Management - encourages employees to be more cost conscious, eliminate non value-added work, and eliminate expense creep. The Company is establishing efficiency measurements to drive performance in its underwriting and claims units; and

  Capital Management - focuses on maximizing stockholder returns by operating the Company at an appropriate financial leverage and operating leverage amounts within the confines of market conditions and rating agency tolerance of leverage.  Tools to manage this initiative are debt issuance and retirement, dividends and the share repurchase program.

The table below provides highlights of financial performance of the Company for First Quarter 2005 and First Quarter 2004:

Financial Highlights	March 31,	March 31
(dollars in thousands, except per share amounts)	2005	2004
Net premiums written	$396,778	375,262
Net premiums earned	342,740	315,306
Diversified Insurance Services revenue	27,752	24,231
Net investment income earned	32,362	29,460
Net realized gains	4,598	5,346
Net Income before cumulative effect of change in accounting principle	35,606	27,528
Net income	36,101	27,528
Diluted net income before cumulative effect of change in accounting principle per share	1.13	0.88
Diluted net income per share	1.15	0.88
Diluted Weighted-Average Outstanding Shares	32,151	32,218
Statutory combined ratio	93.5%	95.7
GAAP Combined ratio	95.1%	97.9
Annualized return on average equity	16.3%	14.2

In First Quarter 2005, each of our three operating segments contributed to our strong financial performance. The Insurance Operations segment was led by its core commercial lines operations (Commercial Lines), which represents 84% of its business.  Although the rate of renewal premium increases has slowed, the Commercial Lines component of the Insurance Operations segment still produced growth in net premiums written of approximately 9% to $348.2 million for First Quarter 2005, compared to $320 million in First Quarter 2004 due to: (i) $62.5 million of new commercial business in First Quarter 2005 compared to $69.0 million of new business in First Quarter 2004; (ii) increased commercial renewal pricing, including exposure, of 6% in First Quarter 2005 compared to 10% in First Quarter 2004; and (iii) retention  that held steady in excess of 80% for First Quarter 2005 compared to the same period a year ago.

The Investments segment produced net investment income earned for First Quarter 2005 of $32.4 million compared to $29.5 million for First Quarter 2004. Net investment income earned increased as a result of the higher investment base of $2.9 billion in First Quarter 2005, compared to $2.5 billion in First Quarter 2004. The increased investment base was largely due to strong operating cash flows in both First Quarter 2005 of $46.3 million and full year 2004 of $367.1 million. Lower investment rates available in the marketplace compared to our blended portfolio yield reduced the overall pre-tax investment yield to 4.5% for First Quarter 2005, compared to 4.8% for First Quarter 2004. The Investments segment also included net realized gains of $4.6 million in First Quarter 2005 compared to $5.3 million in First Quarter 2004.

The Diversified Insurance Services segment produced $27.8 million of revenue and $2.1 million of net income for First Quarter 2005, compared to $24.2 million of revenue and $1.5 million of net income for First Quarter 2004.  The Diversified Insurance Services segment's after tax return on revenue increased to 7.4% for First Quarter 2005, compared to 6.1% for First Quarter 2004.  These improved results were fueled by continued strong performance from the flood operation. Improvements in the HR outsourcing operation were driven by 2004 pricing improvements and increased worksite lives.  Improvements in the managed care operation were attributable to expense reduction initiatives that included a 10% reduction in their workforce during 2004.

The overall strong performance in these three segments resulted in an increase in total revenue of 9% to $408.3 million in First Quarter 2005 compared to $375.1 million in First Quarter 2004. Net income increased 31% to $36.1 million in First Quarter 2005 compared to $27.5 million in First Quarter 2004. Given the Company's strong First Quarter 2005 results coupled with the strategies discussed above and barring excessive catastrophe losses, the Company expects continued earnings momentum in 2005, which should result in:

  A GAAP combined ratio below 96%;

  An overall Statutory combined ratio under 95%;

  Increased after-tax investment income by 6% compared to 2004; and

  Diversified Insurance Services revenue growth of 11% and return on revenue of 7%.

Results of Operations

Insurance Operations

	Unaudited,
All Lines	Quarter ended
	March 31,
($ in thousands)	2005	2004
GAAP Insurance Operations Results:
Net premiums written	$396,778	375,262
Net premiums earned	$342,740	315,306
Less:
Losses and loss expenses incurred	218,437	210,317
Net underwriting expenses incurred	106,409	97,175
Dividends to policyholders	1,248	1,089
Underwriting income	$16,646	6,725
GAAP Ratios:
Loss and loss expense ratio	63.7%	66.7
Underwriting expense ratio	31.0%	30.9
Dividends to policyholders ratio	0.4%	0.3
Combined ratio	95.1%	97.9

Net premiums written increased by approximately $21.5 million, or 6%, to $396.8 million in First Quarter 2005 compared to First Quarter 2004. First Quarter 2005 net premiums earned were $342.7 million, an increase of 9% over First Quarter 2004 net premiums earned of $315.3 million.  As mentioned in the "Executive Summary," the main factors contributing to this overall improvement were commercial lines new business, commercial lines pricing and a consistent level of commercial lines retention. For further information, see discussion of "Commercial Lines Results" on the next page.

The loss and loss expense ratio decreased 3.0 points to 63.7% for First Quarter 2005 compared to 66.7% for First Quarter 2004. The improvements in the loss and loss expense ratio were primarily due to a reduction in weather-related catastrophe losses coupled with Personal Lines improvements primarily attributable to the personal automobile line of business. For further information, see the discussion of "Commercial Lines Results" and "Personal Lines Results," which follows.

The underwriting expense ratio increased 0.1 points to 31.0% in First Quarter 2005 compared to 30.9% in First Quarter 2004. Although the underwriting expense ratio remained relatively flat, a detailed discussion of the components of this ratio is further discussed within the "Commercial Lines Results" and "Personal Lines Results" sections that follow.

Commercial Lines Results

	Unaudited,
Commercial Lines	Quarter ended
	March 31,
($ in thousands)	2005	2004
GAAP Insurance Operations Results:
Net premiums written	$348,168	319,998
Net premiums earned	$289,126	259,697
Less:
Losses and loss expenses incurred	180,937	166,381
Net underwriting expenses incurred	93,405	82,439
Dividends to policyholders	1,248	1,089
Underwriting income	$13,536	9,788
GAAP Ratios:
Loss and loss expense ratio	62.6%	64.1
Underwriting expense ratio	32.3%	31.7
Dividends to policyholders ratio	0.4%	0.4
Combined ratio	95.3%	96.2

Commercial Lines accounted for approximately 84% of our net premiums written for the twelve months ended March 31, 2005 compared with 83% for the same period last year. Net premiums written increased $28.2 million, or 9%, to $348.2 million for First Quarter 2005 compared to $320.0 First Quarter 2004.  First Quarter 2005 net premiums earned were $289.1 million, an increase of 11% over First Quarter 2004 net premiums earned of $259.7 million.  The main factors contributing to this overall improvement were: (i)  $62.5 million in net new business written for First Quarter 2005, a 9% decrease when compared with $69.0 million in net new business written for First Quarter 2004; (ii) year-on-year retention that held steady in excess of 80% for First Quarter 2005; and (iii) renewal premium price increases, including exposure, that averaged 6% in First Quarter 2005 compared with 10% in First Quarter 2004.

As expected, the marketplace is growing increasingly competitive and Selective is experiencing much greater pricing pressure, but the Company believes the commercial marketplace can still provide opportunities for profitable growth.  Regional carriers have increased market share three points over the past four years, and there is no commercial lines market leader.  In an effort to increase Selective's market share, the Company has established certain strategic initiatives including "market planning," which identifies organic growth opportunities by examining business demographics to target opportunities in underserved markets and identify potential growth areas that may require additional agent or field underwriter deployment.  Selective's commercial lines premium of $1 billion in 2004 represents a 1% market share in our 20 primary states, indicating substantial additional opportunity in our current operating territories.

While the Company is experiencing greater competition and pricing, the past five years of ongoing underwriting, pricing and loss control initiatives have resulted in strong Commercial Lines loss and loss expense ratios of 62.6% in First Quarter 2005 and 64.1% in First Quarter 2004.  The improvement in the loss and loss expense ratio is attributable to lower weather-related catastrophe losses, which accounted for only 0.1 points of the loss and loss expense ratio for First Quarter 2005 compared with 1.6 points in First Quarter 2004.  Additionally, loss trends for the Company's overall commercial lines business were down approximately 1% for the twelve months ending March 31, 2005. Excluding workers' compensation loss trends, which were up approximately 6% for the same period, overall loss trends for commercial lines business were down approximately 4%. For additional information regarding workers' compensation see the discussion below.

The underwriting expense ratio increased 0.6 points to 32.3% in First Quarter 2005 compared to 31.7% in First Quarter 2004. The increase is primarily attributable to increases in profit-based incentive compensation to employees and supplemental commissions to agents of $2.0 million, coupled with the ongoing costs of complying with Section 404 of the Sarbanes-Oxley Act, which increased $0.1 million compared to First Quarter 2004.

        Commercial Automobile
The Company's commercial automobile line of business had $90.5 million of statutory net premiums written in First Quarter 2005, or 26% of total commercial lines net premiums written, compared to $85.7 million and 27% in First Quarter 2004. The statutory combined ratio was 85.3% in First Quarter 2005, compared to 84.9% in First Quarter 2004.  This line continues to be favorably impacted by price increases, stricter underwriting standards, including a changed vehicle mix which reduced the percentage of extra-heavy vehicles covered, and the removal of certain classes of business that we determined to be unprofitable.

        General Liability
The Company's general liability line of business had $104.2 million of statutory net premiums written in First Quarter 2005, or 30% of total commercial lines net premiums written, compared to $90.1 million and 28% in First Quarter 2004. The statutory combined ratio was 95.1% in First Quarter 2005, compared to 90.2% in First Quarter 2004.  First Quarter 2005 had slightly more losses than First Quarter 2004 due to natural volatility in this line of business.  Overall the Company's performance in the line reflects the past five years of ongoing underwriting, pricing and loss control initiatives.

        Workers' Compensation
 The Company's workers' compensation line of business had $91.0 million of statutory net premiums written in First Quarter 2005, or 26% of total commercial lines net premiums written, compared to $84.9 million and 26% in First Quarter 2004. The statutory combined ratio was 108.9% in First Quarter 2005, compared to 101.6% in First Quarter 2004.  Over the last six years, loss trends for workers' compensation averaged 4.2%, driven by loss trends of 7.1% for medical losses.  In an attempt to control escalating medical costs, the Company is improving its service networks to achieve greater managed care discounts, and establishing a more aggressive back-to-work program to control claim costs.  Selective continues to implement enhanced loss control efforts, which include OSHA certification training for contractors and the direct involvement of Selective's loss control professionals on insured workplace safety committees.  The Knowledge Management initiative will enable us to segment workers' compensation risks and identify more precisely which risks are profitable and should be grown, and which should be reduced.  As a result, the Company is writing more non-contracting workers' compensation accounts through our One and Done system, which traditionally has performed over 10 points better than our other business. While overall this line is not yet performing at an acceptable level, it remains an important component of the Company's highly profitable commercial account business.  For the First Quarter 2005 compared to First Quarter 2004, workers' compensation policy count was flat, whereas the overall commercial lines policy count increased approximately 6%. Workers' compensation renewal price increases were up just over 10%, including a 9% pure rate increase in New Jersey, which represents 24% of workers' compensation premium.

Commercial Property

The Company's commercial property line of business had $45.8 million of statutory net premiums written in First Quarter 2005, or 13% of total commercial lines net premiums written, compared to $41.6 million or 13% in First Quarter 2004. The statutory combined ratio was 77.3% in First Quarter 2005, compared to 94.3% in First Quarter 2004.  There were minimal weather-related catastrophe losses during First Quarter 2005 compared to 7.4 points during First Quarter 2004. The additional improvement in the statutory combined ratio is primarily attributable to underwriting improvements that have been made over the past several years, which include better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.

        Business Owners' Policy (BOP)
 The Company's business owners' policy line of business had $12.0 million of statutory net premiums written in First Quarter 2005, or 4% of total commercial lines net premiums written, compared to $13.5 million and 4% in First Quarter 2004. The statutory combined ratio was 105.5% in First Quarter 2005, compared to 109.2% in First Quarter 2004.  The Company is aggressively pursuing profitability for this line of business and continues to implement ongoing pricing and underwriting actions to improve results, including the elimination of certain classes of businesses, which have been consistently unprofitable and focusing growth on more profitable segments.

        Bonds
 Bonds statutory net premiums written were $4.2 million for First Quarter 2005, or 1% of total commercial lines net premiums written, compared to $3.7 million and 1% in First Quarter 2004.  The Bond line of business posted a statutory combined ratio of 76.8% compared to 165.6% in First Quarter 2004. In First Quarter 2004, the Company took a charge of approximately $2.0 million, or 65.7 points, which related to salvage and subrogation recoverables for prior accident years. Additional improvements in our Bond line of business during First Quarter 2005 reflect enhancements to the Bonds underwriting process during 2004.

Personal Lines Results

	Unaudited,
Personal Lines	Quarter ended
	March 31,
($ in thousands)	2005	2004
GAAP Insurance Operations Results:
Net premiums written	$48,610	55,264
Net premiums earned	$53,614	55,609
Less:
Losses and loss expenses incurred	37,500	43,936
Net underwriting expenses incurred	13,004	14,736
Underwriting gain (loss)	$3,110	(3,063)
GAAP Ratios:
Loss and loss expense ratio	69.9%	79.0
Underwriting expense ratio	24.3%	26.5
Combined ratio	94.2%	105.5

Personal Lines accounted for approximately 16% of our net premiums written for the twelve months ended March 31, 2005 compared with 17% for the same period last year.  Net premiums written decreased $6.7 million, or 12%, to $48.6 million for First Quarter 2005 when compared with the same period in 2004.  First Quarter 2005 net premiums earned were $53.6 million, a decrease of approximately 4% over First Quarter 2004 net premiums earned of $55.6 million. The decreases in premiums were primarily due to stiff competition in the New Jersey auto market, which represents 58% of our total Personal Lines net premiums written.  There are many new market entrants in New Jersey and fewer regulatory constraints, which we believe will benefit both carriers and consumers over time.  For further information on the New Jersey auto market see the discussion on the Company's Personal Automobile business below.

The personal lines loss and loss expense ratio decreased 9.1 points to 69.9% in First Quarter 2005 compared to the same period in 2004.  First Quarter 2005 included just 0.2 points of weather-related catastrophe losses compared to 1.0 point of weather-related catastrophe losses in First Quarter 2004.  The decrease in the underwriting loss and loss expense ratio is primarily attributable to the steady improvement in personal automobile and homeowner accident year loss frequency, while rate, tier and underwriting changes are beginning to favorably impact this business. These enhancements are producing a better mix of more accurately priced business, leading to a better performing book of personal lines business.

The personal lines underwriting expense ratio decreased 2.2 points to 24.3% for First Quarter 2005 compared to 26.5% in First Quarter 2004.  This is primarily the result of a $0.6 million decrease in New Jersey and New York limited assignment and distributions (LAD) charges due to a reduction in LAD pricing in these states and a $0.4 million increase in New Jersey homeowners' quota share ceded commissions, a contra expense, due to decreased losses for treaty year 2004.  The Company's new automated personal lines system (SelectPlus™) should also continue to drive profitable growth, as it becomes even easier to do business with us.  This leads to greater scale, which reduces underwriting expenses over time as agents process more of the transactions directly into our system. The automation should lead to a more profitable book of Personal Lines business.

        Personal Automobile
 Our personal automobile line of business had $39.2 million of statutory net premiums written in First Quarter 2005, or 81% of total personal lines net premiums written, compared to $46.6 million and 84% in First Quarter 2004.  The decreases in premiums were primarily due to stiff competition in the New Jersey auto market, which represents 71% of our total Personal Automobile net premiums written.  There are many new market entrants in New Jersey and fewer regulatory constraints, which the Company believes will benefit both carriers and consumers over time.  But the Company is clearly in a transition period that has independent agents struggling to produce business, after years of attempting to manage growth in an extremely difficult marketplace.  The number of personal automobiles the Company insures in New Jersey was down about 12% in First Quarter 2005 to 93,000 vehicles, as price shoppers switched carriers to get lower prices that may be unsustainable over time.  The Company remains focused on helping agents attract and retain the best risks and has taken many actions over the last few months to target these accounts including: (i) the use of new rating tier and credit history factors; (ii) discounts up to 10% for customers who insure their auto and home with Selective; (iii) a series of rate reductions exceeding 20% for physical damage coverage; and (iv) enhanced policy processing through the Company's new automated personal lines system, SelectPlus™, that makes it much easier to do business with Selective.  While the Company has yet to gain traction from these ongoing competitive actions, Selective is seeing a greater decline in higher-risk, poor credit accounts, and new business growth in targeted customer segments. As a result, New Jersey personal auto remained profitable with a statutory combined ratio of 95.7% in First Quarter 2005, compared to 94.7% in First Quarter 2004. The overall statutory combined ratio for personal auto was 99.1% in First Quarter 2005, compared to 98.9% in First Quarter 2004. Continued profitability in our New Jersey personal automobile business resulting in combined ratios below 96.0% to 98.0% on a long-term basis could result in an excess profits tax and partially offset our profitability.

        Homeowners
Our homeowners line of business had $7.9 million of statutory net premiums written in First Quarter 2005, or 16% of total personal lines net premiums written, compared to $7.2 million and 13% in First Quarter 2004. The statutory combined ratio was 98.9% in First Quarter 2005, compared to 133.2% in First Quarter 2004. There was a 5.1 point improvement from weather-related catastrophe losses, which were 2.0 points in First Quarter 2005 compared to 7.1 points in First Quarter 2004. The remainder of the improvement in this line was related to several large fire losses in First Quarter 2004, coupled with underwriting actions taken over the past several years.

Investments
 Although interest rates have risen, they are still lower than the overall portfolio yield, which puts pressure on investment returns. In spite of this, Selective still generated an increase of $2.9 million in pre-tax investment income to $32.4 million for the First Quarter 2005, compared to $29.5 million for First Quarter 2004.  The increase reflects an increased asset base as the investment portfolio reached $2.9 billion in value at March 31, 2005, an increase of 13%, compared to $2.5 billion at March 31, 2004.  This increase was due to strong operating cash flows of $367.1 million in 2004 and $46.3 million in First Quarter 2005. The Company's debt offering in November 2004 added approximately $50 million in assets.

The Company continues to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 83% of invested assets. 65% of our fixed maturities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating.  High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade.

The following table presents the Moody's and Standard & Poor's ratings of the Company's fixed maturities portfolio:

Rating	Unaudited March31, 2005	December 31, 2004
Aaa/AAA	65%	64%
Aa/AA	21%	21%
A/A	10%	11%
Baa/BBB	4%	4%
Other	-	-
Total	100%	100%

Selective's investment philosophy is to maximize after-tax returns over extended periods of time. The Company's overall fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. Selective manages the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  The Company invests its fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. The average duration of the fixed maturity portfolio, excluding short-term investments at March 31, 2005 was 4.3 years compared with 4.4 years at March 31, 2004.  To provide liquidity while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance Selective's financial strength and underwriting capacity.

At March 31, 2005, the Company's investment portfolio included one non-investment grade security with an amortized cost of $5.0 million, or 0.2% of the portfolio, and a fair value of $5.2 million. At December 31, 2004, non-investment grade securities in our investment portfolio represented 0.2% of the portfolio, with an amortized cost of $5.0 million, and a fair value of $5.1 million.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  The Company did not have a material investment in non-traded securities at March 31, 2005 or December 31, 2004.

The Company regularly reviews its entire investment portfolio for declines in value.  If management believes a decline in the value of a particular investment is temporary, the Company records the decline as an unrealized loss in accumulated other comprehensive income. If management believes the decline is "other than temporary," the Company writes down the carrying value of the investment and records a realized loss in its Consolidated Statements of Income.  Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  This is a current topic of review for the SEC and Financial Accounting Standards Board (FASB).  We are uncertain what, if any, changes may be made.  If management's judgment about an individual security changes in the future the Company may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material adverse impact on net income and financial position in future periods.

In evaluating for other than temporary impairment of fixed maturity securities, management evaluates certain factors, including but not limited to the following:

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

In evaluating for other than temporary impairment of equity securities and other investments, management evaluates certain factors, including but not limited to the following:

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

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $4.6 million in First Quarter 2005 compared to $5.3 million First Quarter 2004.  The net realized gains were principally from the sale of equity securities.  Selective maintains a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio.  The Company's philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated.  The Company generally has a long investment time horizon and the Company's turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.  Realized losses also include impairment charges from investment write-downs for other than temporary declines. There were no impairment charges recorded during First Quarter 2005 or First Quarter 2004. The following table summarizes the Company's net realized gains by investment type:

(in thousands)	Unaudited Quarter ended March 31, 2005	Unaudited Quarter ended March 31, 2004
Held-to-maturity fixed maturities
Gains	$4	-
Losses	-	-
Available-for-sale fixed maturities
Gains	191	971
Losses	(776)	(21)
Available-for-sale equity securities
Gains	5,296	4,629
Losses	(117)	(233)
Total net realized gains	$4,598	5,346

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

The Company realized gains and losses from the sale of available-for-sale debt and equity securities during First Quarter 2005 and First Quarter 2004. The following table presents the period of time that securities, sold at a loss during these quarters, were continuously in an unrealized loss position prior to sale:

Period of time in an unrealized loss position (in millions)	Unaudited, Quarter ended March 31, 2005		Unaudited, Quarter ended March 31, 2004
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$22.7	0.4	-	-
7 - 12 months	-	-	-	-
Greater than 12 months	5.8	0.3	-	-
Total fixed maturities	28.5	0.7	-	-
Equity Securities:
0 - 6 months	0.7	0.1	1.8	0.2
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-
Total equity securities	0.7	0.1	1.8	0.2
Total	$29.2	0.8	1.8	0.2

These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions; or (iii) tax efficiency purposes.

Unrealized Losses
The following table summarizes, for all available-for-sale securities in an unrealized loss position at March 31, 2005 and December 31, 2004, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

Period of time in an unrealized loss	Unaudited March 31, 2005		December 31, 2004
position		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 - 6 months	$805.4	11.1	349.7	2.1
7 - 12 months	55.8	1.2	60.0	1.1
Greater than 12 months	45.2	1.3	5.8	0.1
Total fixed maturities	906.4	13.6	415.5	3.3
Equities:
0 - 6 months	13.6	1.2	3.1	0.2
7 - 12 months	1.9	0.1	2.0	0.1
Greater than 12 months	-	-	-	-
Total equity securities	15.5	1.3	5.1	0.3
Total	$921.9	14.9	420.6	3.6

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at March 31, 2005 by contractual maturity:
Contractual Maturities	Amortized	Fair
(in millions)	Cost	Value
One year or less	$36.9	36.2
Due after one year through five years	423.3	418.1
Due after five years through ten years	408.8	402.1
Due after ten years through fifteen years	51.0	50.0
Due after fifteen years	-	-
Total	$920.0	906.4

Diversified Insurance Services

	Unaudited,
	Quarter ended
	March 31,
($ in thousands)	2005	2004
HR Outsourcing
Revenue	$15,607	13,046
Pre-tax profit	482	127
Flood Insurance
Revenue	6,892	5,727
Pre-tax profit	1,320	1,371
Managed Care
Revenue	4,538	4,850
Pre-tax profit	988	513
Other
Revenue	715	608
Pre-tax profit	346	182
Total
Revenue	27,752	24,231
Pre-tax profit	3,136	2,193
After-tax profit	2,065	1,466
After-tax return on revenue	7.4%	6.1

The Diversified Insurance Services segment generated $27.8 million of revenue and $2.1 million of net income in First Quarter 2005 compared with $24.2 million of revenue and $1.5 million of net income in First Quarter 2004.  The segment generated an after-tax return on revenue of 7.4% in the First Quarter 2005 and 6.1% in First Quarter 2004.  Operating cash flow from the segment was $5.8 million in First Quarter 2005 compared with $7.0 million in First Quarter 2004.

Human Resource Administration Outsourcing
Revenue for Selective HR Solutions, Inc., provider of our human resource administration outsourcing (HR Outsourcing) product, was up 19.6% to $15.6 million for First Quarter 2005 compared to $13.0 million for First Quarter 2004. Pre-tax profit was $0.5 million for First Quarter 2005, compared to $0.1 million in First Quarter 2004. The improved results reflect price increases and operating expense reductions that have been implemented over the past few years, which have led to an increase in our HR Outsourcing's average administration fee per worksite employee to $641 for First Quarter 2005, compared to $593 for the First Quarter of 2004.  At the end of First Quarter 2005, our worksite lives are up 9.1% to 22,416 compared to 20,540 at the end of First Quarter 2004.  As the commercial insurance market becomes more competitive, this product offers an additional agency revenue stream and another value-added touch-point with agency clients.

Flood Insurance
Selective is a servicing carrier for the federal government's National Flood Insurance Program (NFIP). Through this program, Selective is able to provide a market for flood insurance to approximately 6,400 agents across the country. As a servicing carrier, Selective bears no risk of policyholder loss since the program is fully reinsured by the federal government. Currently, Selective is servicing approximately 191,000 flood policies under this program, compared to approximately 174,000 policies at March 31, 2004. Total Flood premium serviced was $80.7 million in First Quarter 2005, compared to $68.3 million at March 31, 2004.  Premium growth produced service revenue of $6.6 million, and when combined with $0.3 million in claim administrative fees, it resulted in an overall increase in revenues in First Quarter 2005 of 20% to $6.9 million, compared to $5.7 million, which included $5.5 million in service revenue and $0.2 million in claim administrative fees, for First Quarter 2004. This premium growth has been driven by expanded marketing efforts and the competitive advantage provided by our on-line flood system. Although expanded marketing efforts have started to result in increased premium, pre-tax profit has remained flat from First Quarter 2004 due to the corresponding expense related to those marketing efforts and a decrease in the fee paid to Selective by the NFIP of 0.6 points to 31.2% from 31.8% of flood premium serviced. Increases in pre-tax profit are expected over time as the Company experiences certain economies of scale.

Managed Care
Revenues for managed care were down 6% to $4.5 million for First Quarter 2005 compared to $4.9 million for First Quarter 2004. The decrease in revenue during First Quarter 2005 was attributable to aggressive competition in New Jersey, and overall client turnover, which is generally affecting the managed care industry. Better expense management and a 10% reduction in the managed care workforce during 2004, resulted in a corresponding increase in pre-tax profit by 93% to $1.0 million for First Quarter 2005, compared to $0.5 million for First Quarter 2004.  CHN remains the #1 preferred provider organization in New Jersey based on network membership by Business News New Jersey, and we continue to closely manage expenses during this highly competitive period.  During First Quarter 2005, our medical provider network expanded to approximately 97,000 locations from 95,000 locations at December 31, 2004.

Federal Income Taxes
Total federal income tax expense increased $3.7 million for First Quarter 2005 to $13.8 million, compared with the same period last year.  These amounts reflect an effective tax rate of 28% for the First Quarter 2005, compared with 27% for the same period last year.  The increase was attributable to improved underwriting results.  Our effective tax rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.

Financial Condition, Liquidity and Capital Resources
Selective Insurance Group, Inc., (Parent) is a holding company whose principal assets are its investments in its subsidiaries. The Parent's primary means of meeting its liquidity requirements is through dividends from these subsidiaries. The payment of dividends from the insurance subsidiaries is governed by state regulatory requirements, and these dividends are generally payable only from earned surplus as reported in our statutory Annual Statements as of the preceding December 31. Based upon the 2004 unaudited statutory financial statements, the insurance subsidiaries are permitted to pay the Parent in 2005 ordinary dividends in the aggregate amount of approximately $103 million.  There can be no assurance that the insurance subsidiaries will be able to pay dividends to the Parent in the future in an amount sufficient to enable the Parent to meet its liquidity requirements. For additional information regarding regulatory limitations on the payment of dividends by the insurance subsidiaries to the Parent and amounts available for the payment of such dividends, see Item 8. "Financial Statements and Supplementary Data," Note 9 to the consolidated financial statements on Form 10-K of our Annual Report for the year-ended December 31, 2004.

The payment of dividends from the Diversified Insurance Services subsidiaries are restricted only by the available operating cash flows of those subsidiaries, with the exception of our flood insurance operation, which is restricted by the same limitations of our insurance subsidiaries noted above.  Cash flows from operations in the Diversified Insurance Services segment of $5.8 million in First Quarter 2005, and $7.0 million in First Quarter 2004 resulted in dividends to the Parent of $1.7 million in First Quarter 2005 compared to $5.7 million in First Quarter 2004.

The Parent also generates cash from the sale of its common stock under various stock plans and from investment income, all of which totaled $4.7 million, further reducing the Parent's cash requirements. The Parent also currently has available revolving lines of credit amounting to $45.0 million, under which no balances were outstanding as of either March 31, 2005 or December 31, 2004. In addition, as of March 31, 2005, the Parent has $23.8 million remaining in an irrevocable trust to provide for the repayment of notes having maturities over the next year.

The Parent's cash requirements include principal and interest payments on the senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders and general operating expenses.  The Company has contractual obligations pursuant to various notes payable of $24.0 million in 2005 of which $23.8 million has been set aside in an irrevocable trust as noted above.

The Company reviews its financial debt agreements for any potential rating triggers that could dictate a significant change in terms of the agreements if the Company's credit rating were to suddenly and drastically change.  The principal agencies that issue financial strength ratings for the property and casualty industry are: A.M. Best Company (A.M. Best), Standard & Poor's Rating Services (S&P), Moody's Investor Service (Moody's) and Fitch Ratings Service (Fitch).  We believe our ability to write business is most influenced by our rating from A.M. Best. We are currently rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings.  A significant downgrade from A.M. Best, could have a material adverse affect on the business we write.  We believe that ratings from S&P, Moody's and Fitch, although important, have less of an impact on our business.  A rating downgrade to below "A-" in the A.M. Best or S&P rating would be considered an event of default under the terms of the Company's line of credit agreements.

Dividends to stockholders are declared and paid at the discretion of the Board of Directors based upon the Company's operating results, financial condition, capital requirements, contractual restrictions and other relevant factors. The Parent has paid regular quarterly cash dividends to its stockholders for 76 consecutive years, including a 12% increase per share in the fourth quarter of 2004, to $0.19 per share.  The Parent currently plans to continue to pay quarterly cash dividends. For information regarding restrictions on the Parent's ability to pay dividends to its stockholders, refer to Item 8. "Financial Statements and Supplementary Data", Note 8(b) to the consolidated financial statements on Form 10-K of our Annual Report for the year-ended December 31, 2004.

In addition to the cash requirements of the Parent, our operating obligations and cash outflows include: claim settlements; agents' commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures.  Generally, the insurance subsidiaries do not match securities held to liabilities as part of ongoing asset/liability duration management. The 4.3 year duration of the asset portfolio is longer than the liability duration by approximately 1.7 years. The current duration of our fixed maturities is within the Company's historical range and a component of our investment philosophy. The utilization of a laddered maturity structure means that liquidation of available-for-sale fixed maturities should not be necessary in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality of our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Since cash inflow from premiums is received in advance of cash outflow required to settle claims, we accumulate funds that we invest. At March 31, 2005, we had $2.9 billion in investments compared with $2.8 billion at December 31, 2004. The insurance subsidiaries have additional commitments for their limited partnership investments of up to $44.2 million; however, there is no certainty that any additional investment will be required.

Cash provided by operating activities amounted to $46.3 million in First Quarter 2005 and $55.2 million in First Quarter 2004. This decrease in 2005 is a primarily a result of: (i) annual cash incentive and agent supplemental commission plan payouts totaling $52 million, an increase of $18 million compared to a payout of approximately $34 million in First Quarter 2004; and (ii) $8.0 million funding of the pension plan in the First Quarter 2005.

Total assets increased 3%, or $102.5 million, at March 31, 2005 from December 31, 2004.  Invested assets increased $38.5 million due to: (i) net purchases of $86.2 million primarily funded by $46.3 million of operating cash flow and cash generated from realized investment gains of $4.6 million, as well as, an increase in net securities payable of $39.5 million; and (ii) a decrease in unrealized gains of $47.8 million. Increased premium volume drove increases in premium receivables of $54.1 million and deferred policy acquisition costs of $9.8 million. Reinsurance recoverable on unpaid losses and loss expenses decreased 6% or $13.2 million. This decrease is primarily due to the reduction in flood business outstanding reserves of $18.2 million that were primarily attributable to third quarter 2004 hurricane losses, all of which were ceded to the Federal Government's National Flood Insurance Program.

Total liabilities increased 3%, or $95.4 million, at March 31, 2005 from December 31, 2004.  Loss and loss expense reserves increased $39.3 million as a result of increased exposure on new and existing policies, as well as normal loss trends, which include inflation and rising medical costs.  Increased premium volume is primarily responsible for the increase in unearned premium reserves of $53.9 million. Deferred federal income tax liability decreased $15.3 million from $29.8 million at December 31, 2004 to $14.5 million at March 31, 2005 primarily due to a $16.7 million decrease in unrealized gains in our investment portfolio, offset slightly by the deferred impact of improved underwriting results from the insurance operations.  Commissions payable decreased $24.8 million at March 31, 2005 from December 31, 2004 which was mainly attributable to the payment of the 2004 contingent commission in the first quarter of 2005 offset by increases in commissions payable due to increased premium volume. Other liabilities increased $32.3 million as of March 31, 2005, compared to December 31, 2004, primarily due to the increase in securities payable of $41.6 million, offset by a decrease in the outstanding checks payable of $8.9 million.

Total stockholders' equity increased 1%, or $7.2 million at March 31, 2005 compared to December 31, 2004.  Retained earnings increased $30.8 million due to net income of $36.1 million offset by stockholder dividends of $5.4 million.  A decrease in after-tax unrealized gains on our investment portfolio accounted for the $31.1 million decrease in accumulated other comprehensive income.  Within stockholders' equity, unearned stock compensation and notes receivable from stock sales decreased $14.7 million or, 100%, compared to December 31, 2004, due to the reclassification of unearned stock compensation to additional paid in capital, resulting from the adoption of FAS 123R. See Note 6 on this Form 10-Q for further discussion on the adoption of FAS 123R.

Critical Accounting Policies and Estimates
Refer to pages 45 through 48 in Selective's Annual Report on Form 10-K for the fiscal year end December 31, 2004 for a complete discussion regarding Selective's critical accounting policies and estimates.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.  As of March 31, 2005, the Company had accrued $1.9 billion of loss and loss expense reserves compared to $1.8 billion at December 31, 2004.

When a claim is reported to an insurance subsidiary, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case‑by‑case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss.  The estimate reflects the informed judgment of claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported (IBNR). Using generally accepted actuarial reserving techniques we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of possible IBNR reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing IBNR for each reporting period. Loss trends include, but are not limited to large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. The Company also considers factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Based on the consideration of the range of possible IBNR reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The Company's internal actuaries review reserves on a quarterly basis. In addition, the Company uses independent actuaries to periodically review reserves and to provide an annual opinion on the adequacy of reserves for our statutory filings. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of March 31, 2005 and December 31, 2004:

As of March 31, 2005					Reinsurance
					recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	Reserves	Reserves	Total	Reserves	loss expenses	Net reserves
Commercial automobile	$89,020	188,227	277,247	$29,588	6,121	300,714
Workers' compensation	306,976	256,344	563,320	59,875	70,533	552,662
General liability	130,741	319,877	450,618	93,094	29,803	513,909
Commercial property	23,817	307	24,124	1,497	4,006	21,615
Business owners' policy	19,524	23,484	43,008	6,141	5,525	43,624
Bonds	941	3,642	4,583	1,688	553	5,718
Other	541	2,650	3,191	2	237	2,956
Total commercial lines	571,560	794,531	1,366,091	191,885	116,778	1,441,198

Personal automobile	128,778	98,319	227,097	39,865	66,860	200,102
Homeowners	13,501	7,952	21,453	2,499	3,009	20,943
Other	13,740	9,639	23,379	2,291	18,888	6,782
Total personal lines	156,019	115,910	271,929	44,655	88,757	227,827

Total	$727,579	910,441	1,638,020	$236,540	205,535	1,669,025

As of December 31, 2004					Reinsurance
					recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	Reserves	Reserves	Total	reserves	loss expenses	Net reserves
Commercial automobile	$93,076	180,766	273,842	$28,541	6,098	296,285
Workers compensation	298,803	245,897	544,700	53,913	68,692	529,921
General liability	133,706	299,666	433,372	88,946	29,403	492,915
Commercial property	18,616	1,890	20,506	1,200	1,048	20,658
Business owners' policy	18,549	22,810	41,359	5,994	5,160	42,193
Bonds	1,267	3,438	4,705	1,664	696	5,673
Other	640	2,649	3,289	5	224	3,070
Total commercial lines	564,657	757,116	1,321,773	180,263	111,321	1,390,715

Personal automobile	131,387	96,399	227,786	39,870	67,410	200,246
Homeowners	11,507	8,496	20,003	2,418	2,427	19,994
Other	31,206	9,020	40,226	2,878	37,614	5,490
Total personal lines	174,100	113,915	288,015	45,166	107,451	225,730

Total	$738,757	871,031	1,609,788	$225,429	218,772	1,616,445

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis as described above and makes adjustments in the period that the need for such adjustment is determined. These reviews, from time to time, result in the Company identifying information and trends that cause the Company to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings. As of March 31, 2005, the Company had accrued $1,669.0 million of net loss and loss expense reserves compared to $1,616.4 million as of December 31, 2004 due to normal business growth. During the First Quarter 2005, the Company experienced slightly favorable development in its loss and loss expense reserves of less than $1 million. This development was driven by marginal increases to the Company's loss reserves for general liability and workers compensation lines of business offset by reductions in commercial automobile. First Quarter 2004 also experienced negligible adverse development for reductions in expected bond subrogation recoveries in our bond line of business.

As of December 31, 2004, we established a range of reasonably possible reserves for net claims of approximately $1,529 million to $1,695 million.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include a provision for potential increases or decreases associated with environmental reserves, as management believes it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  Included in the Company's net carried loss and loss expense reserves were net reserves for environmental claims of $38.5 million at March 31, 2005 and December 31, 2004.  The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.

As noted above, included in the loss and loss expense reserves on the consolidated balance sheets are amounts for environmental claims, both asbestos and non‑asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by our insurance subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  In addition, a portion of our environmental losses relate to homeowners claims covering the leakage of certain underground storage tanks.  Our asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks and homeowners policies. During 2004, Selective also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections. To address this issue, Selective began restricting writings of policies with coverage for underground heating oil storage tanks just about two years ago, and is reviewing possible coverage changes for existing business.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes.  However, management is not aware of any emerging trends that would result in future reserve adjustments.  Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

Premium Revenue
Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums. All three components of net premiums written are recognized in revenue over the period that coverage is provided. The Company had net premiums written of $396.8 million for First Quarter 2005 compared to $375.3 million for First Quarter 2004. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized.  When premium rates increase, the effect of those increases do not immediately affect earned premium. Rather, those increases are recognized ratably over the period of coverage. The Company earned net premiums of $342.7 million for First Quarter 2005 compared with $315.3 million for First Quarter 2004. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force. As of March 31, 2005, the Company had unearned premiums of $756.1 million and prepaid reinsurance premiums of $58.2 million compared to unearned premiums of $702.1 million and prepaid reinsurance premiums of $58.3 million as of December 31, 2004.

Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose.  As of March, 31, 2005 the Company had deferred policy acquisition costs of $196.7 million compared to $186.9 million as of December 31, 2004.

Adoption of Accounting Pronouncement
In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires all companies to measure compensation expense on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Implementation is required for fiscal years beginning after June 15, 2005, however, Selective adopted FAS 123R as of January 1, 2005.  For further information on the impact the adoption of FAS 123R had on Selective in First Quarter 2005 see Note 6 to the unaudited interim consolidated financial statements in Item 1."Financial Statements" on this Form 10-Q.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments
At March 31, 2005 and December 31 2004, Selective did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, Selective is not exposed to any financing, liquidity, market or credit risk that could arise if Selective had engaged in such relationships.

Our future cash payments associated with loss and loss expense reserves and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2004.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either March 31, 2005 or December 31, 2004. At March 31, 2005, Selective has an additional limited partnership investment commitment of up to $44.2 million; but there is no certainty that any such additional investment will be required. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data", Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2004.

ITEM 4.  CONTROL AND PROCEDURES
Selective's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Selective's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, Selective's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Selective's disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that Selective is required to disclosed in the reports that it files or submits under the Exchange Act; and (ii) effective in ensuring that information that Selective is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to Selective's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in Selective's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) occurred during the First Quarter 2005 that materially affected, or is reasonably likely to materially affect, Selective's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)               Selective did not sell any unregistered securities during the period covered by this report.

(b)              Selective did not sell any unregistered securities during the period covered by this report.

(c)               Purchases of Equity Securities by the Issuer and Affiliated Purchases:

The following table below sets forth information regarding Selective's purchase of its own common stock during the periods indicated:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	Per Share	Announced Program	Announced Program[2]
January 1-31, 2005	956	$43.96	-	2,358,801
February 1-28, 2005	86,113	48.10	-	2,358,801
March 1-31, 2005	4,334	46.84	-	2,358,801
Total	91,403	$48.00	-

[1]

The February period included 76,531 shares purchased from employees in connection with the vesting of restricted stock.  The remaining 14,872 shares were purchases from employees in connection with stock option exercises.  All of these repurchases were made in connection with satisfying tax withholding obligations of those employees.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the average of the high and low prices of the Company's common stock on the dates of the purchases.

[2]	On November 4, 2003, the Board of Directors authorized a 2.5 million-share repurchase program scheduled to expire on November 30, 2005.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

Selective Insurance Group Inc.'s 2005 Annual Meeting of Stockholders was held on April 27, 2005.  Voting was conducted in person and by proxy as follows:

(a)           Stockholders voted to elect the following three directors, each to serve until the 2008 annual meeting or when a successor has been duly elected and qualified, as follows:

	For	Withheld
Paul D. Bauer	20,381,403	2,407,588
Joan M. Lamm-Tennant	20,242,324	2,546,668
Ronald L. O'Kelley	20,419,280	2,369,711

Continuing directors, whose terms do not expire until 2006, are A. David Brown, William M. Kearns, Jr., S. Griffin McClellan III, John F. Rockart, and J. Brian Thebault.  Continuing directors whose terms do not expire until 2007 are C. Edward Herder, Gregory E. Murphy, and William M. Rue.

(b)           Stockholders voted to approve Selective's 2005 Omnibus Stock Plan as follows: 15,556,391 shares voted for this proposal; 4,539,794 shares voted against it; 210,101 shares abstained; and 2,482,706 shares were broker non-votes.

(c)           Stockholders voted to approve Selective's Cash Incentive Plan as follows: 20,749,807 shares voted for this proposal; 1,826,420 shares voted against it; and 212,764 shares abstained.

(d)          Stockholders voted to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2005 as follows: 22,615,006 shares voted for this proposal; 27,516 shares voted against it, and 146,469 shares abstained.

 Item 5.   Other Information - None

Item 6.   Exhibits

(a)           Exhibits:
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately precedes the exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

Registrant

By: /s/ Gregory E. Murphy	May 5, 2005
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	May 5, 2005
Dale A. Thatcher Executive Vice President of Finance, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit No.

* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith