Form 10-Q
period 2005-06-30
SELECTIVE INSURANCE GROUP INC
filed 2005-08-05
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005
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

Yes [X]         No [  ]

As of June 30, 2005, there were 28,385,596 shares of common stock, par value $2, outstanding.

SELECTIVE INSURANCE GROUP, INC.

Table of Contents

			Page No
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2005
		(Unaudited) and December 31, 2004	1

		Unaudited Consolidated Statements of Income for the
		Quarter and Six Months Ended June 30, 2005 and 2004	2

		Unaudited Consolidated Statements of Stockholders' Equity for the
		Six Months Ended June 30, 2005 and 2004	3

		Unaudited Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2005 and 2004	4

		Notes to Interim Unaudited Consolidated Financial Statements	5

	Item 2.	Managements' Discussion and Analysis of Financial
		Condition and Results of Operations

		Forward - Looking Statements	14

		Introduction	15

		Result of Operations	16

		Financial Condition, Liquidity and Capital Resources	28

		Federal Income Taxes	30

		Critical Accounting Policies and Estimates	30

		Business Outlook	34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

PART II		OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 4.	Submission of Matters to a Vote of Security Holders	35

	Item 6.	Exhibits	35

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
($ in thousands, except per share amounts)	2005	2004
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $31,109-2005; $42,211-2004)	$30,254	40,903
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,399,962-2005; $2,247,253-2004)	2,475,391	2,325,969
Equity securities, available-for-sale - at fair value
(cost of: $180,609-2005; $172,900-2004)	331,051	331,931
Short-term investments - (at cost which approximates fair value)	74,955	98,657
Other investments	49,196	44,083
Total investments	2,960,847	2,841,543
Cash	297	-
Interest and dividends due or accrued	29,510	27,947
Premiums receivable, net of allowance for uncollectible
accounts of: $3,667-2005; $3,236-2004	516,516	430,426
Other trade receivables, net of allowance for uncollectible
accounts of: $632-2005; $681-2004	25,998	17,478
Reinsurance recoverable on paid losses and loss expenses	6,625	5,841
Reinsurance recoverable on unpaid losses and loss expenses	201,720	218,772
Prepaid reinsurance premiums	61,318	58,264
Current federal income tax recoverable	7,732	-
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $94,059-2005; $89,213-2004	53,882	55,144
Deferred policy acquisition costs	202,632	186,917
Goodwill	43,230	43,230
Other assets	60,733	43,838
Total assets	$4,171,040	3,929,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,683,919	1,609,788
Reserve for loss expenses	248,797	225,429
Unearned premiums	778,372	702,111
Senior convertible notes	115,937	115,937
Notes payable	141,382	147,380
Current federal income tax payable	-	3,127
Deferred federal income tax	23,657	29,803
Commissions payable	53,662	66,881
Accrued salaries and benefits	54,960	50,071
Other liabilities	128,043	96,855
Total liabilities	3,228,729	3,047,382

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 43,076,784-2005; 42,468,099-2004	86,154	84,936
Additional paid-in capital	144,698	142,292
Retained earnings	778,917	721,483
Accumulated other comprehensive income	146,816	154,536
Treasury stock - at cost (shares: 14,691,188-2005; 14,529,067-2004)	(214,274)	(206,522)
Unearned stock compensation and notes receivable from stock sales	-	(14,707)
Total stockholders' equity	942,311	882,018
Commitments and contingencies
Total liabilities and stockholders' equity	$4,171,040	3,929,400

The accompanying notes are an integral part of  these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2005	2004	2005	2004
Revenues:
Net premiums written	$369,621	349,250	766,399	724,512
Net increase in unearned premiums and prepaid reinsurance premiums	(19,169)	(23,264)	(73,207)	(83,220)
Net premiums earned	350,452	325,986	693,192	641,292
Net investment income earned	32,747	28,662	65,109	58,122
Net realized gains	559	154	5,157	5,500
Diversified Insurance Services revenue	29,697	26,395	57,449	50,626
Other income	904	940	1,758	1,717
Total revenues	414,359	382,137	822,665	757,257

Expenses:
Losses incurred	184,169	172,613	361,924	349,172
Loss expenses incurred	41,625	36,537	82,307	70,295
Policy acquisition costs	109,485	102,205	216,320	199,669
Dividends to policyholders	1,094	964	2,342	2,053
Interest expense	4,288	3,918	8,665	7,923
Diversified Insurance Services expenses	24,281	22,968	48,897	45,006
Other expenses	5,735	2,913	9,168	5,584
Total expenses	370,677	342,118	729,623	679,702

Income before federal income tax and cumulative effect
of change in accounting principle	43,682	40,019	93,042	77,555

Federal income tax expense (benefit):
Current	15,057	10,564	27,613	18,936
Deferred	(3,453)	581	(2,255)	2,217
Total federal income tax expense	11,604	11,145	25,358	21,153

Net income before cumulative effect of change in accounting principle	32,078	28,874	67,684	56,402

Cumulative effect of change in accounting principle, net of tax	-	-	495	-

Net income	$32,078	28,874	68,179	56,402

Earnings per share:
Basic net income before cumulative effect of change in accounting principle	$1.18	1.08	2.49	2.12
Basic cumulative effect of change in accounting principle	-	-	0.02	-
Basic net income	$1.18	1.08	2.51	2.12

Diluted net income before cumulative effect of change in accounting principle	$1.02	0.92	2.15	1.80
Diluted cumulative effect of change in accounting principle	-	-	0.02	-
Diluted net income	$1.02	0.92	2.17	1.80

Dividends to stockholders	$0.19	0.17	0.38	0.34

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY	Six Months ended
	June 30,
($ in thousands, except per share amounts)	2005		2004
Common stock:
Beginning of year	$84,936		83,135
Dividend reinvestment plan
(shares: 16,119-2005; 18,230-2004)	32		36
Convertible subordinated debentures
(shares: 35,024-2005; 18,923-2004)	70		38
Stock purchase and compensation plans
(shares: 557,542-2005; 565,898 -2004)	1,116		1,132
End of period	86,154		84,341

Additional paid-in capital:
Beginning of year	142,292		113,283
Dividend reinvestment plan	702		628
Convertible subordinated debentures	178		98
Stock purchase and compensation plans	1,526		19,050
End of period	144,698		133,059

Retained earnings:
Beginning of year	721,483		612,208
Net income	68,179	68,179	56,402	56,402
Cash dividends to stockholders ($0.38 per share-2005; $0.34 per share-2004)	(10,745)		(9,367)
End of period	778,917		659,243

Accumulated other comprehensive income:
Beginning of year	154,536		148,452
Other comprehensive loss, decrease in net unrealized
gains on available-for-sale securities, net of
deferred income tax effect of:
$(4,157)-2005; $(14,807)-2004	(7,720)	(7,720)	(27,499)	(27,499)
End of period	146,816		120,953
Comprehensive income		60,459		28,903

Treasury stock:
Beginning of year	(206,522)		(197,792)
Acquisition of treasury stock
(shares 162,121-2005; 81,574-2004)	(7,752)		(2,913)
End of period	(214,274)		(200,705)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	(14,707)		(9,502)
Unearned stock compensation	14,641		(11,829)
Amortization of deferred compensation expense and
amounts received on notes	66		3,806
End of period	-		(17,525)
Total stockholders' equity	$942,311		779,366

Selective Insurance Group, Inc. also has authorized and unissued, 5 million shares of preferred stock, without par value of which 300,000 shares have been designated as Series A junior preferred stock without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended
	June 30,

($ in thousands)

	2005	2004

OPERATING ACTIVITIES

Net income	$68,179	56,402
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	114,551	92,828
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	73,341	82,150
Decrease in net federal income tax payable	(13,114)	(6,898)
Depreciation and amortization	10,256	7,984
Stock compensation expense	6,209	3,751
Gain on sale of real estate	-	(183)
Increase in premiums receivable	(86,090)	(75,442)
Increase in other trade receivables	(8,520)	(2,920)
Increase in deferred policy acquisition costs	(15,715)	(19,178)
Decrease in interest and dividends due or accrued	(1,523)	(1,047)
Increase in reinsurance recoverable on paid losses and loss expenses	(784)	(659)
Net realized gains	(5,157)	(5,500)
Cumulative effect of change in accounting principle, net of tax	(495)	-
Increase in accrued salaries and benefits	4,889	569
Decrease in accrued insurance expenses	(12,691)	(7,112)
Other-net	(15,570)	1,246
Net adjustments	49,587	69,589
Net cash provided by operating activities	117,766	125,991

INVESTING ACTIVITIES

Purchase of fixed maturity securities, available-for-sale	(287,411)	(326,317)
Purchase of equity securities, available-for-sale	(21,800)	(28,049)
Purchase of other investments	(5,809)	(3,576)
Purchase of subsidiaries acquired (net of short-term investments and cash acquired
of $4,890 in 2004)	-	(407)
Sale of fixed maturity securities, available-for-sale	74,796	135,767
Redemption and maturities of fixed maturity securities, held-to-maturity	10,710	12,924
Redemption and maturities of fixed maturity securities, available-for-sale	81,543	98,865
Sale of equity securities, available-for-sale	20,345	26,931
Proceeds from other investments	5,006	4,886
Net additions to property and equipment	(4,135)	(4,630)
Net cash used in investing activities	(126,755)	(83,606)

FINANCING ACTIVITIES

Dividends to stockholders	(9,587)	(8,393)
Principal payments of notes payable	(6,000)	(6,000)
Acquisition of treasury stock	(7,752)	(2,913)
Net proceeds from stock purchase and compensation plans	6,348	6,303
Cash retained for tax deductibility of the increase in value of equity instruments	2,509	-
Repayment of notes receivable from stock sales	66	55
Net cash used in financing activities	(14,416)	(10,948)
Net (decrease) increase in short-term investments and cash	(23,405)	31,437
Short-term investments and cash at beginning of year	98,657	23,055
Short-term investments and cash at end of period	$75,252	54,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$8,639	7,857
Federal income tax	35,962	28,050
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures	248	136

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         Organization
Selective Insurance Group, Inc., ("Selective") offers property and casualty insurance products and diversified insurance services products through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations; (ii) Investments; and (iii) Diversified Insurance Services.  Selective was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective common stock is publicly traded on the NASDAQ National Market® under the symbol, "SIGI."

NOTE 2.         Basis of Presentation
These interim unaudited consolidated financial statements include the accounts of Selective and its subsidiaries, and have been prepared in conformity with (i) generally accepted accounting principles in the United States of America ("GAAP") and (ii) the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting.  All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.

These interim unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective's results of the operations and financial condition.  These interim unaudited consolidated financial statements cover the second quarters ended June 30, 2005 ("Second Quarter 2005") and June 30, 2004 ("Second Quarter 2004") and the six-month periods ended June 30, 2005 ("Six Months 2005") and June 30, 2004 ("Six Months 2004").  As interim unaudited consolidated financial statements, they do not include all of the information and disclosures required by GAAP for complete financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in Selective's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 3.         Reclassifications
Certain amounts in Selective's prior year interim unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2005 presentation, but such reclassification has had no effect on Selective's net income or stockholders' equity.

NOTE 4.         Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), requiring public companies to record share based (including employee stock options) compensation expense on the income statement at the fair value of the share award on the date of grant for fiscal years beginning after June 15, 2005.  As permitted, Selective early adopted FAS 123R as of January 1, 2005. See Note 6 below for further information regarding the adoption of FAS 123R.

NOTE 5.         Reinsurance
The following table is a listing of direct, assumed and ceded amounts by income statement caption.  For more information concerning reinsurance, refer to Note 6, "Reinsurance" in Item 8 "Financial Statements and Supplementary Data" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Premiums written:
Direct	$403,445	379,033	$830,261	782,140
Assumed	7,364	7,473	13,256	13,341
Ceded	(41,188)	(37,256)	(77,118)	(70,969)

Net	$369,621	349,250	$766,399	724,512

Premiums earned:
Direct	$377,867	351,875	$747,428	694,381
Assumed	10,625	8,553	19,827	16,575
Ceded	(38,040)	(34,442)	(74,063)	(69,664)

Net	$350,452	325,986	$693,192	641,292

Losses and loss expenses incurred:
Direct	$241,180	221,730	$471,067	444,098
Assumed	9,524	7,296	17,256	14,256
Ceded	(24,910)	(19,876)	(44,092)	(38,887)

Net	$225,794	209,150	$444,231	419,467

Selective's Flood business is ceded 100% to the National Flood Insurance Program and included in the above amounts as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Ceded premiums written	$(24,105)	(21,033)	$(44,269)	(37,157)
Ceded premiums earned	(20,739)	(17,268)	(40,522)	(33,844)
Ceded losses and loss expenses incurred	(17,640)	(5,736)	(25,250)	(10,793)

NOTE 6.         Share-Based Payments
Effective January 1, 2005, Selective adopted FAS 123R, using the modified prospective application method, to account for its share-based compensation plans. Previously, Selective applied Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") as was permitted by FASB Statement No. 123 "Accounting for Stock Based Compensation" ("FAS 123").

Selective's adoption of FAS 123R did not have a material effect on (i) income before cumulative effect of change in accounting principle and (ii) basic or diluted earnings per share before cumulative effect of change in accounting principle in Second Quarter 2005 or Six Months 2005.  Although, upon adoption, Selective did recognize a cumulative effect of change in accounting principle resulting in a net income benefit of $0.5 million, which corresponded to the requirement of estimating forfeitures at the date of grant.  FAS 123R also eliminated the presentation of the contra-equity account, "Unearned Stock Compensation," from the face of the Consolidated Balance Sheets resulting in a reclassification of $14.7 million to "Additional Paid-in Capital."

The following table shows a pro forma reconciliation of net income reported under APB 25 to pro forma net income and earnings per share under FAS 123 for the Three Months and Six Months ended June 30, 2004:

	Unaudited,	Unaudited,
	Quarter ended	Six Months ended
($ in thousands, except per share amounts)	June 30,2004	June 30, 2004
Net income, as reported	$28,874	56,402
Add: Stock-based compensation reported in net
income, net of related tax effect	1,346	2,550
Deduct: Total stock-based compensation expense
determined under fair value-based method for all awards,
net of related tax effects	(1,058)	(3,201)
Pro forma net income	$29,162	55,751

Net income per share:
Basic - as reported	$1.08	2.12
Basic - pro forma	1.09	2.09
Diluted - as reported	0.92	1.80
Diluted - pro forma	0.93	1.78

In determining expense to be recorded for stock options granted under Selective's share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model ("Black Scholes"). The following are the significant assumptions utilized in applying Black Scholes : (i) risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) expected term, which is based on historical experience of similar awards; (iii) dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) expected volatility, which is based on the volatility of Selective's stock price over a historical period comparable to the expected term. In applying Black Scholes, Selective uses the weighted average assumptions illustrated in the following table:

	Employee Stock Purchase Plan		All Other Option Plans
	2005	2004	2005	2004
Risk-free interest rate	2.58%	1.02%	3.99%	3.60%
Expected term	6 months	6 months	7 years	7 years
Dividend yield	1.7%	2.1%	1.7%	1.9%
Expected volatility	30%	30%	26%	26%

The expense recorded for restricted stock awards and stock compensation for nonemployee directors, as described below, is determined utilizing the number of awards granted and the grant date fair value.

Under FAS 123R the compensation expense for the share-based compensation plans charged against income before cumulative effect of change in accounting principle before tax was $3.7 million in Second Quarter 2005 and $6.0 million in Six Months 2005 with a corresponding income tax benefit of $1.2 million in Second Quarter 2005 and $1.9 million in Six Months 2005.  In accordance with APB 25, Selective had compensation expense that was charged against income before tax of $2.0 million in Second Quarter 2004 and $3.9 million in Six Months 2004 with a corresponding income tax benefit of $0.7 million for Second Quarter 2004 and $1.3 million in Six Months 2004.

2005 Omnibus Stock Plan
The 2005 Omnibus Stock Plan ("Stock Plan") was adopted and approved by the Board of Directors effective as of April 1, 2005, and approved by stockholders' on April 27, 2005. With the Stock Plan's approval, no further grants are available under (i) Selective Stock Option Plan III; (ii) Stock Option Plan for Directors; or (iii) the Stock Compensation Plan for Nonemployee Directors, but awards outstanding under these plans and Stock Option Plan II, which ceased issuing grants on September 1, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Under the Stock Plan, the Board of Directors' Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions, as it shall determine.  The Corporate Governance and Nominating Committee makes such determinations for any grants made to Directors.  Each Stock Plan award (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC or the Corporate Governance and Nominating Committee may in its sole discretion deem necessary or desirable and which are not in conflict with the terms of the Stock Plan. During Six Months 2005, Selective did not issue awards under the Stock Plan and 1,760,000 shares remain available for issuance pursuant to future award grants.

Stock Option Plan II
As of June 30, 2005, 490,656 shares of Selective's common stock remain available for issuance pursuant to outstanding stock option and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on September 1, 2002. Under this plan, employees were granted qualified and nonqualified stock options, with or without stock appreciation rights ("SARs"), and restricted or unrestricted stock at (i) not less than fair value on the date of grant and (ii)  subject to certain vesting periods as determined by the SEBC.  Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Selective experienced restricted forfeitures under the plan of 950 shares during Six Months 2005 and 13,188 shares during Six Months 2004.

During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement.  Effective September 3, 1996, dividends earned on the restricted shares were reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 1,754 restricted shares from the dividend reinvestment plan reserves during Six Months 2005 and 3,178 during Six Months 2004.

Stock Option Plan III
As of June 30, 2005, there were 273,104 shares of Selective's common stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan.  Under this plan, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC.  Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Under this plan, Selective granted options to purchase 105,663 shares without SARS during Six Months 2005 and options to purchase 104,600 shares without SARS during Six Months 2004.

Selective also granted 313,018 restricted shares during Six Months 2005 and 317,384 restricted shares during Six Months 2004 and experienced forfeitures of 1,934 shares during Six Months 2005 and 21,159 shares during Six Months 2004.  During the vesting period, dividends earned on restricted shares are reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 7,205 restricted shares from the dividend reinvestment plan reserves during Six Months 2005 and 4,940 restricted shares during Six Months 2004.

Stock Option Plan for Directors
As of June 30, 2005, 294,000 shares of Selective's common stock were available for issuance pursuant to outstanding stock option awards under Selective's Stock Option Plan for Directors, under which future grants ceased being available with the approval of the 2005 Omnibus Stock Plan.  All non-employee directors participated in this plan and automatically received a nonqualified option to purchase 3,000 shares of common stock at not less than fair value annually on March 1. Options under this plan vest on the first anniversary of the grant and must be excercised by the tenth anniversary of the grant.  Under this plan, Selective granted 33,000 options during Six Months 2005, and 30,000 options during Six Months 2004.

Stock Compensation Plan for Nonemployee Directors
As of June 30, 2005, there were 47,625 shares of Selective's common stock available for issuance pursuant to outstanding stock option awards under Selective's Stock Compensation Plan for Nonemployee Directors, under which future grants ceased being available with the approval of the 2005 Omnibus Stock Plan.  Under this plan, directors could elect to receive a portion of their annual compensation in shares of Selective's common stock. Selective issued 10,919 shares during Six Months 2005 and 5,232 shares during Six Months 2004 under this plan.

Employee Stock Purchase Plan
Under Selective's Employee Stock Purchase Plan ("ESPP"), there are 244,231 shares of common stock available for purchase. The ESPP is available to all employees who meet its eligibility requirements.  The ESPP provides for the issuance of options to purchase shares of common stock.  The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised.  Shares are generally issued on June 30 and December 31 of each year.  Under the ESPP plan, Selective issued 24,051 shares to employees during Six Months 2005 and 25,677 shares during Six Months 2004.

The weighted-average fair value of options and stocks granted per share for Selective's stock plans, during Six Months 2005 and Six Months 2004 is as follows:

	2005	2004
Stock options	$13.14	9.65
Restricted stock	45.05	34.83
Stock Compensation Plan for Nonemployee Directors	44.95	33.80
Employee Stock Purchase Plan (ESPP):
Six month option	3.24	2.31
15% of grant date market value	6.57	4.84
Total ESPP	$9.81	7.15

A summary of the stock option transactions under Selective's share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	contractual	Intrinsic Value
	of shares	Price	Life in years	($ in thousands)
Outstanding at January 1, 2005	927,276	$22.90
Granted 2005	138,663	44.60
Exercised 2005	(140,636)	21.51
Forfeited or expired 2005	(2,700)	19.44

Outstanding at June 30, 2005	922,603	$26.38	5.7	$21,372
Exercisable at June 30, 2005	783,940	$23.16	5.0	$20,685

The total intrinsic value of options exercised was $3.6 million during Six Months 2005 and $3.2 million during Six Months 2004.

A summary of the restricted stock transactions under Selective's share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Restricted Stock Awards at January 1, 2005	953,438	$26.69
Granted 2005	313,108	45.05
Vested 2005	(190,104)	22.79
Forfeited 2005	(2,884)	28.60

Restricted Stock Awards at June 30, 2005	1,073,558	$32.73

As of June 30, 2005, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Selective's stock plans was $19.0 million.  That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock vested was $9.1 million for Six Months 2005 and $4.8 million for Six Months 2004. In connection with the restricted stock vestings, the total fair value of the dividend reinvestment plan shares that also vested was $0.9 million during Six Months 2005 and $0.5 million during Six Months 2004.

NOTE 7.         Segment Information
Selective classifies its businesses into three operating segments, the disaggregated results of which are used by senior management to manage Selective's operations:

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

The Insurance Operations and Diversified Insurance Services segments share either complementary (common marketing or distribution system) or vertical (one business uses another's products or services in its own product or supply output) services. Selective's commercial and personal lines property and casualty insurance products, flood insurance, and HR administration outsourcing products are principally sold through Selective's appointed independent insurance agents.  Selective's managed care business provides services to its property and casualty insurance claims operations and to other insurance carriers.  Selective and its subsidiaries also provide services to each other in the normal course of business.  These transactions totaled $7.3 million for Second Quarter 2005 and $14.1 million for Six Months 2005 compared with $7.1 million for Second Quarter 2004 and $13.5 million for Six Months 2004.  These transactions are eliminated in all consolidated statements.

In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses or federal income taxes. Selective does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.  The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Insurance Operations:
Commercial automobile net premiums earned	$78,499	74,409	156,148	146,867
Workers' compensation net premiums earned	73,829	65,909	143,082	128,869
General liability net premiums earned	88,993	76,356	175,009	148,523
Commercial property net premiums earned	41,173	37,525	81,383	74,169
Business owners' policy net premiums earned	11,547	12,489	23,468	24,715
Bonds net premiums earned	3,973	3,197	7,835	6,218
Other net premiums earned	199	227	414	448
Total commercial lines net premiums earned	298,213	270,112	587,339	529,809
Personal automobile net premiums earned	41,480	45,966	84,471	91,850
Homeowners' net premiums earned	9,234	8,483	18,283	16,768
Other net premiums earned	1,525	1,425	3,099	2,865
Total personal lines net premiums earned	52,239	55,874	105,853	111,483
Miscellaneous income	841	743	1,681	1,489
Total insurance operations revenues	351,293	326,729	694,873	642,781
Investments:
Net investment income	32,747	28,662	65,109	58,122
Net realized gain on investments	559	154	5,157	5,500
Total investment revenues	33,306	28,816	70,266	63,622
Diversified Insurance Services:
Human resource administration outsourcing	14,956	13,315	30,563	26,361
Flood insurance	8,477	7,233	15,369	12,960
Managed Care	5,466	5,227	10,004	10,077
Other	798	620	1,513	1,228
Total diversified insurance services revenues	29,697	26,395	57,449	50,626
Total all segments	414,296	381,940	822,588	757,029
Other income	63	197	77	228
Total revenues	$414,359	382,137	822,665	757,257

	Unaudited,		Unaudited,
Income, before federal income tax and cumulative effect	Quarter ended		Six Months ended
of change in accounting by segment	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Insurance Operations:
Commercial lines underwriting	$20,163	11,261	33,699	21,049
Personal lines underwriting	(6,196)	2,873	(3,086)	(190)
Underwriting income, before federal income tax	13,967	14,134	30,613	20,859
Investments:
Net investment income	32,747	28,662	65,109	58,122
Net realized gain on investments	559	154	5,157	5,500
Total investment income, before federal income tax	33,306	28,816	70,266	63,622
Diversified Insurance Services:
Income before federal income tax	5,416	3,427	8,552	5,620
Total all segments	52,689	46,377	109,431	90,101
Interest expense	(4,288)	(3,918)	(8,665)	(7,923)
General corporate expenses	(4,719)	(2,440)	(7,724)	(4,623)
Income before federal income tax and cumulative
effect of change in accounting principle	$43,682	40,019	93,042	77,555

NOTE 8.         Retirement Plans

The following tables relate to Selective's Retirement Income and Postretirement Plans.  For more information concerning these plans, refer to Note 15, "Retirement Plans" in Item 8 "Financial Statements and Supplementary Data" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Quarter ended		Quarter ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1,798	1,402	99	83
Interest cost	1,854	1,808	94	96
Expected return on plan assets	(2,252)	(1,672)	-	-
Amortization of unrecognized prior service cost	37	53	(8)	(8)
Amortization of unrecognized net loss	288	286	-	-
Net periodic cost	$1,725	1,877	185	171

Weighted-Average Expense Assumptions
For the years ended December 31:
Discount rate	5.75%	6.25	5.75	6.25
Expected return on plan assets	8.00%	8.25	-	-
Rate of compensation increase	4.00%	5.00	4.00	5.00

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Six Months ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$3,596	2,804	199	166
Interest cost	3,708	3,616	189	192
Expected return on plan assets	(4,505)	(3,344)	-	-
Amortization of unrecognized prior service cost	75	106	(16)	(16)
Amortization of unrecognized net loss	576	572	-	-
Net periodic cost	$3,450	3,754	372	342

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.75%	6.25	5.75	6.25
Expected return on plan assets	8.00%	8.25	-	-
Rate of compensation increase	4.00%	5.00	4.00	5.00

Selective disclosed in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8. "Financial Statements and Supplementary Data" of its Annual Report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $8.0 million to its retirement income plan in 2005.  During the first quarter of  2005, $8.0 million was contributed. Selective does not anticipate making any further contributions to the retirement income plan during 2005.

NOTE 9.         Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2005 and Second Quarter 2004 are as follows:

Second Quarter 2005
($ in thousands)	Gross	Tax	Net
Net income	$43,682	11,604	32,078
Components of other comprehensive income:
Unrealized holding gains during the period	36,463	12,762	23,701
Reclassification adjustment	(518)	(181)	(337)
Other comprehensive income	35,945	12,581	23,364
Comprehensive income	$79,627	24,185	55,442

Second Quarter 2004
($ in thousands)	Gross	Tax	Net
Net income	$40,019	11,145	28,874
Components of other comprehensive income:
Unrealized holding losses during the period	(77,011)	(26,954)	(50,057)
Reclassification adjustment	(104)	(36)	(68)
Other comprehensive loss	(77,115)	(26,990)	(50,125)
Comprehensive loss	$(37,096)	(15,845)	(21,251)

The components of comprehensive income, both gross and net of tax, for Six Months 2005 and Six Months 2004 are as follows:

Six Months 2005
($ in thousands)	Gross	Tax	Net
Net income	$93,803	25,624	68,179
Components of other comprehensive income:
Unrealized holding losses during the period	(6,765)	(2,367)	(4,398)
Reclassification adjustment	(5,111)	(1,789)	(3,322)
Other comprehensive loss	(11,876)	(4,156)	(7,720)
Comprehensive income	$81,927	21,468	60,459

Six Months 2004
($ in thousands)	Gross	Tax	Net
Net income	$77,555	21,153	56,402
Components of other comprehensive income:
Unrealized holding losses during the period	(36,856)	(12,900)	(23,956)
Reclassification adjustment	(5,450)	(1,907)	(3,543)
Other comprehensive loss	(42,306)	(14,807)	(27,499)
Comprehensive income	$35,249	6,346	28,903

NOTE 10.       Stockholder's Equity

Effective April 26, 2005, the Board of Directors (i) approved a new plan to repurchase up to 5.0 million shares of common stock over the next two years, and (ii) cancelled the existing stock repurchase program, under which Selective could have repurchased 2.4 million shares through November 30, 2005. Under the new plan, Selective repurchased approximately 70,000 shares at a cost of $3.3 million during Second Quarter 2005 and Six Months 2005.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective's future operations and performance.  Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance.  Risks and uncertainties are inherent in Selective's future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under "Risk Factors" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("Annual Report").  Those portions of the Annual Report are incorporated by reference into this report.  Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

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

  our ability to maintain favorable ratings from rating agencies;

  fluctuations in interest rates and the performance of the financial markets;

  our entry into new markets and businesses; and

  other risks and uncertainties we identify in this report and other filings with the Securities and Exchange Commission.

Introduction
Selective Insurance Group, Inc., ("Selective") offers property and casualty products and diversified insurance services through its various subsidiaries.  Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.

The purpose of the Management's Discussion and Analysis ("MD&A") is to provide an understanding of the consolidated results of operations and financial condition and prospects. Consequently, investors should read the MD&A in conjunction with Selective's consolidated financial statements on Form 10-K of our Annual Report for the year-ended December 31, 2004.  For convenience and reading ease, we have written the MD&A in the first person plural.

In the MD&A, we will discuss and analyze the following:

  Highlights of Second Quarter 2005 and Six Months 2005 Results

  Results of Operations and Related Information by Segment

  Financial Condition, Liquidity, and Capital Resources

  Federal Income Taxes

  Critical Accounting Policies and Estimates

  Adoption of Accounting Pronouncement

  Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

  Business Outlook

Highlights of Second Quarter 2005 and Six Months 2005 Results

Financial Highlights	Unaudited				Unaudited
	Quarter ended				Six Months ended
($ in thousands, except per	June 30,				June 30,
share amounts)	2005	2004	Change		2005	2004	Change

Revenues	$414,359	382,137	8%		$822,665	757,257	9%
Net income before cumulative effect
of change in accounting principle	32,078	28,874	11		67,684	56,402	20
Net income	32,078	28,874	11		68,179	56,402	21
Diluted net income before cumulative effect
of change in accounting principle per share	1.02	0.92	11		2.15	1.80	19
Diluted net income per share	1.02	0.92	11		2.17	1.80	21
Diluted weighted-average outstanding shares	32,172	32,402	(1)%		32,225	32,311	-%
GAAP combined ratio	96.0%	95.7	0.3	pts	95.6	96.7	(1.1)	pts
Statutory combined ratio	94.9%	95.0	(0.1)		94.2	95.3	(1.1)
Annualized return on average equity	14.0%	14.6	(0.6)	pts	14.9	14.8	0.1	pts

  Revenues increased in Second Quarter 2005 compared to Second Quarter 2004 and in Six Months 2005 compared to Six Months 2004, primarily due to net premiums earned ("NPE") growth of 8% in Second Quarter 2005 and Six Months 2005 compared to Second Quarter 2004 and Six Months 2004.

  Net income increased in Second Quarter 2005 compared to Second Quarter 2004 and in Six Months 2005 compared to Six Months 2004 primarily due to after-tax investment income, which increased 17% for Second Quarter 2005 as compared to Second Quarter 2004 and 15% for Six Months 2005 as compared to Six Months 2004.

  The Second Quarter 2005 and Six Months 2005 GAAP combined ratios remained profitable and are at approximately the same levels as Second Quarter 2004 and Six Months 2004 despite a net reserve adjustment of $7.5 million discussed in the section titled "Personal Automobile."

Results of Operations and Related Information by Segment

Insurance Operations

Our Insurance Operations segment sells property and casualty insurance products and services in 50 states and currently writes business in 20 primary states in the Eastern and Mid-Western United States through approximately 750 independent insurance agencies.  Our Insurance Operations segment consists of two lines of business:  (i) commercial lines ("Commercial Lines"), which markets primarily to businesses, and represents approximately 85% of net premiums written ("NPW"), and (ii) personal lines ("Personal Lines"), which markets primarily to individuals and represents approximately 15% of NPW.

Our Insurance Operations segment is comprised of 6 insurance subsidiaries ("Insurance Subsidiaries") that write its business.  In Second Quarter 2005, A.M. Best Company ("A.M. Best") ranked our Insurance Subsidiaries as the nation's 51st largest property and casualty group based on the combined statutory net premiums written or premiums for all sold policies in its list of "Top Property/Casualty Writers" based on 2004 data.

In 2005, to address ongoing changes in the property and casualty marketplace, our Insurance Operations segment adopted several key strategies to achieve performance objectives over the next several years:

  Market Planning, which, through business demographic and geographic analysis, identifies: (i) underserved markets in existing territories; and (ii) other areas for potential organic growth that may require additional agent appointments or field underwriter deployment;
  Knowledge Management, which mines and organizes the myriad of existing underwriting data to enhance underwriting and pricing decisions; and
  Expense Management, which, by focusing on underwriting and claims efficiency measures, encourages employees to eliminate unnecessary spending and non value-added work.

           Underwriting Results

The Insurance Operations segment derives substantially all of its revenues from NPE, which are the premiums recognized as revenue ratably over the life of the insurance policies.  Expenses fall into two categories:  (i) losses associated with claims and various loss adjustment expenses ("LAE") and (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits.

Under GAAP, the underwriting performance of insurance companies is measured by three different ratios of losses and expenses to net premiums earned:

  Loss and loss expense ratio, which is determined by dividing incurred loss and LAE by NPE;

  Underwriting expense ratio, which is determined by dividing all expenses related to the issuance of insurance policies by NPE; and

  Combined ratio, which is the sum of the loss and loss expense ratio and the underwriting expense ratio.

A combined ratio under 100% indicates that an insurance company is generating an underwriting profit and a combined ratio over 100% indicates that an insurance company is generating an underwriting loss.

As part of the regulation of Selective's Insurance Subsidiaries in the various states, Selective is required to file financial statements with the various states prepared in accordance with Statutory Accounting Practices ("SAP") promulgated by the National Association of Insurance Commissions ("NAIC") and adopted by the various states.  SAP differs from GAAP accounting in many ways, but the most notable income related differences are as follows:

  Under SAP, underwriting expenses are recognized when incurred; whereas they are deferred and amortized over the life of the policy in correlation with the related premium revenue under GAAP.

  Under SAP, the underwriting expense ratio is calculated using NPW as the denominator; whereas NPE is used under GAAP.

We make extensive use of SAP information in the management of the Insurance Operations.  Many of our rating agencies also use SAP information to evaluate our performance.

Summary of Insurance Operations

All Lines	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change
GAAP Insurance Operations Results:
NPW	$369,621	349,250	6%		766,399	724,512	6%
NPE	350,452	325,986	8		693,192	641,292	8
Less:
Losses and loss expenses incurred	225,794	209,150	8		444,231	419,467	6
Net underwriting expenses incurred	109,597	101,738	8		216,006	198,913	9
Dividends to policyholders	1,094	964	13		2,342	2,053	14
Underwriting income	$13,967	14,134	(1)%		30,613	20,859	47%
GAAP Ratios:
Loss and loss expense ratio	64.4%	64.2	0.2	pts	64.1%	65.4	(1.3)	pts
Underwriting expense ratio	31.3%	31.2	0.1		31.2%	31.0	0.2
Dividends to policyholders ratio	0.3%	0.3	-		0.3%	0.3	-
Combined ratio	96.0%	95.7	0.3		95.6%	96.7	(1.1)
Statutory Ratios:
Loss and loss expense ratio	63.9%	64.1	(0.2)		64.0%	65.3	(1.3)
Underwriting expense ratio	30.7%	30.6	0.1		29.9%	29.7	0.2
Dividends to policyholders ratio	0.3%	0.3	-		0.3%	0.3	-
Combined ratio	94.9%	95.0	(0.1)	pts	94.2%	95.3	(1.1)	pts

  NPW increased due to:

    Net new business written of $79.4 million for the Second Quarter 2005 compared to $68.1 million in Second Quarter 2004 and $148.3 million in the Six Months 2005 compared to $144.3 million for Six Months 2004;

    Commercial Lines retention which remained constant in Second Quarter 2005 and Six Months 2005 compared to Second Quarter 2004 and Six Months 2004;

    Commercial Lines renewal premium price increases that averaged 3% in Second Quarter 2005 and 5% in the Six Months 2005 compared to 9% in Second Quarter 2004 and 10% in the Six Months 2004; and

    Partially offsetting the items above, increased competition in the New Jersey personal automobile market resulted in: (i) a 12% reduction in the number of cars we insure since June 30, 2004; and (ii) an average decrease of 3%, including exposure, in New Jersey personal automobile premium per policy for the twelve month period ending June 30, 2005 compared to the twelve month period ending June 30, 2004.

  The increase in the Second Quarter 2005 GAAP loss and loss expense ratio when compared to Second Quarter 2004 was primarily attributable to an adverse judicial ruling impacting New Jersey personal automobile results that eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of the New Jersey Automobile Insurance Cost Reduction Act ("AICRA").  This was partially offset by: (i) loss ratio improvements generated by increased premium rates and underwriting improvements mainly in our Commercial Lines business; and (ii) a decrease in weather-related catastrophe losses, which accounted for $0.8 million in incurred losses and added 0.2 points to the GAAP loss and loss expense ratio for the Second Quarter 2005, compared to $2.6 million and 0.8 points for Second Quarter 2004.

  The improvement in the Six Month 2005 GAAP loss and loss expense ratio when compared to Six Months 2004 was due to: (i) increased premium rates and underwriting improvements mainly in our Commercial Lines business, and (ii) a decrease in weather-related catastrophe losses, which accounted for $1.2 million in incurred losses and added 0.2 points to the GAAP loss and loss expense ratio for the Six Months 2005, compared with $7.3 million and 1.1 points for Six Months 2004.  These improvements were partially offset by the Personal Automobile reserve increase in Second Quarter 2005, which resulted in an increase in the overall GAAP loss and loss expense ratio for Six Months 2005 of 1.1 points.

Review of Underwriting Results by Line of Business

        Commercial Lines Results

Commercial Lines	Unaudited			Unaudited
	Quarter ended			Six Months ended
	June 30,			June 30,
($ in thousands)	2005	2004	Change	2005	2004	Change
GAAP Insurance Operations Results:
NPW	$317,489	290,831	9%		665,657	610,829	9%
NPE	298,213	270,112	10		587,339	529,809	11
Less:
Losses and loss expenses incurred	182,283	171,138	7		363,220	337,519	8
Net underwriting expenses incurred	94,673	86,749	9		188,078	169,188	11
Dividends to policyholders	1,094	964	13		2,342	2,053	14
Underwriting income	$20,163	11,261	79%		33,699	21,049	60%
GAAP Ratios:
Loss and loss expense ratio	61.1%	63.4	(2.3)	pts	61.8%	63.7	(1.9)	pts
Underwriting expense ratio	31.7%	32.1	(0.4)		32.0%	31.9	0.1
Dividends to policyholders ratio	0.4%	0.4	-		0.4%	0.4	-
Combined ratio	93.2%	95.9	(2.7)		94.2%	96.0	(1.8)
Statutory Ratios:
Loss and loss expense ratio	60.6%	63.3	(2.7)		61.9%	63.6	(1.7)
Underwriting expense ratio	31.4%	31.8	(0.4)		30.3%	30.4	(0.1)
Dividends to policyholders ratio	0.4%	0.4	-		0.4%	0.4	-
Combined ratio	92.4%	95.5	(3.1)	pts	92.6%	94.4	(1.8)	pts

  The increases in NPW and NPE were the result of:

    Net new business written of $70.6 million for Second Quarter 2005, a 16% increase compared to $60.8 million in net new business written for Second Quarter 2004, and $133.1 million in net new business written in Six Months 2005, a 3% increase when compared to $129.8 million for Six Months 2004;
    Year-on-year retention that held steady in excess of 80% for Second Quarter 2005 and Six Months 2005; and
    Renewal premium price increases, including exposure that averaged 3% for Second Quarter 2005 and 5% for Six Months 2005, compared to 9% for Second Quarter 2004 and 10% for Six Months 2004.
  The improvement in the GAAP loss and loss expense ratio is attributable to:
    Lower weather-related catastrophe losses, which accounted for only 0.2 points of the GAAP loss and loss expense ratio for Second Quarter 2005 and 0.2 points for Six Months 2005, compared to 0.7 points for Second Quarter 2004 and 1.1 points for Six Months 2004; and
    Second Quarter loss trends for Commercial Lines that were down 1% excluding workers' compensation loss trends, which were up 11%.  Over the last six years, workers' compensation loss trends have increased an average of 4% per year, driven by an average increase of almost 7% per year in medical costs.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$81,453	81,129	-%		171,915	166,810	3%
Statutory combined ratio	83.7%	87.5	(3.8)	pts	84.4%	86.2	(1.8)	pts
% of total statutory commercial NPW	26%	28			26%	27

These results reflect the cumulative effect of price increases over the last five years, underwriting improvements, and positive prior year loss and loss expense development.

        General Liability

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$97,800	84,966	15%		201,960	175,063	15%
Statutory combined ratio	96.0%	97.7	(1.7)	pts	95.5%	94.0	1.5	pts
% of total statutory commercial NPW	31%	29			30%	29

The marginal fluctuation in the statutory combined ratios is due to the leveling off of our incurred loss and loss expense experience in this line of business, resulting in more stable prior year losses.  Overall our solid performance in the line reflects the past five years of ongoing underwriting, pricing and loss control initiatives.

        Workers' Compensation

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$78,272	68,941	14%		169,317	153,864	10%
Statutory combined ratio	115.7%	110.0	5.7	pts	112.2%	105.5	6.7	pts
% of total statutory commercial NPW	24%	24			25%	25

Overall this line is not performing at a profitable level, primarily due to adverse prior year loss and loss expense development being driven by increasing medical costs.  To expand on the corrective actions that have been taken in the past and that are already underway, we have begun work on a comprehensive workers' compensation strategy that combines basic underwriting execution and our Knowledge Management strategy discussed in the "Insurance Operations" section above.  Our efforts include: (i) a profitability plan for each of our primary operating states; (ii) defined underwriting appetites and enhanced guidelines within selected classes of those we insure; (iii) on-line tools that enhance risk selection and ease of use; (iv) multi-disciplinary teams to review loss drivers, including: claims performance, loss control risk improvement, automation of premium audit, and loss leakage; and (v) new information tools, such as predictive modeling, to price risks in a more granular fashion.  For Six Months 2005 compared to Six Months 2004, workers' compensation policy count was flat, whereas the overall commercial lines policy count increased approximately 6%. Workers' compensation renewal price increases were up 9% for Six Months 2005, including a 9% pure rate increase in New Jersey, which represents 25% of workers' compensation statutory net premiums written.

      Commercial Property

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$43,481	39,067	11%		89,246	80,707	11%
Statutory combined ratio	62.4%	78.9	(16.5)	pts	69.7%	86.5	(16.8)	pts
% of total statutory commercial NPW	14%	14			14%	14

The improvement in the statutory combined ratio is primarily attributable to higher prices and underwriting improvements that have been made over the past five-year period, which include better insurance to value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.  Additionally, improvements in this line of business were partially attributable to decreased weather-related catastrophe losses during Second Quarter 2005 of $0.3 million, or 0.8 points, and $0.3 million, or 0.4 points, for Six Months 2005 compared to $1.8 million, or 4.7 points, during Second Quarter 2004 and $4.5 million, or 6.0 points, during Six Months 2004.

        Business Owners' Policy

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$11,518	12,845	(10)%		23,563	26,320	(10)%
Statutory combined ratio	90.7%	103.9	(13.2)	pts	98.2%	106.5	(8.3)	pts
% of total statutory commercial NPW	4%	4			4%	4

The decrease in premiums in this line is due to the elimination of certain classes of business from our underwriting eligibility guidelines.  The increased profitability in this line of business is the result of pricing and underwriting actions that were taken over the past year, including the elimination of certain classes of business that have been consistently unprofitable and focusing growth on more profitable segments.

        Bonds

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$4,591	3,566	29%		8,807	7,276	21%
Statutory combined ratio	73.1%	103.7	(30.6)	pts	75.0%	133.8	(58.8)	pts
% of total statutory commercial NPW	1%	1			1%	1

Improvements in our bond line of business during 2005 reflect enhancements to the bond underwriting process during 2004.  Six Months 2004 included a charge of approximately $2.0 million, or 32.0 points, which related to salvage and subrogation recoverables for prior accident years.

        Personal Lines Results

	Unaudited				Unaudited
Personal Lines	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change
GAAP Insurance Operations Results:
NPW	$52,132	58,419	(11)%		100,742	113,683	(11)%
NPE	52,239	55,874	(7)		105,853	111,483	(5)
Less:
Losses and loss expenses incurred	43,511	38,012	14		81,011	81,948	(1)
Net underwriting expenses incurred	14,924	14,989	-		27,928	29,725	(6)
Underwriting income (loss)	$(6,196)	2,873	(316)%		(3,086)	(190)	(1524)%
GAAP Ratios:
Loss and loss expense ratio	83.3%	68.0	15.3	pts	76.5%	73.5	3.0	pts
Underwriting expense ratio	28.6%	26.9	1.7		26.4%	26.7	(0.3)
Combined ratio	111.9%	94.9	17.0		102.9%	100.2	2.7
Statutory Ratios:
Loss and loss expense ratio	82.1%	67.8	14.3		75.7%	73.3	2.4
Underwriting expense ratio	26.9%	24.4	2.5		26.9%	25.8	1.1
Combined ratio	109.0%	92.2	16.8	pts	102.6%	99.1	3.5	pts

  Personal Lines NPW decreased primarily due to:

    Increased competition in the New Jersey personal automobile market resulted in: (i) a 12% reduction in the number of cars we insure since June 30, 2004; and (ii) an average decrease of 3%, including exposure, in New Jersey personal automobile premium per policy for the twelve month period ended June 30, 2005 compared to the twelve month period ended June 30, 2004.  While the number of cars we insure has decreased on an overall basis, our underwriting actions have led to an improved new business personal automobile policy count of 23% in Second Quarter 2005 compared to Second Quarter 2004 and 6% in Six Months 2005 compared to Six Months 2004.

  The Personal Lines GAAP loss and loss expense ratio increased primarily due to the adverse judicial ruling described below.  Partially offsetting these increases were improvements in weather-related catastrophe losses, which were only 0.3 points in Second Quarter 2005 compared to 1.1 points in Second Quarter 2004 and 0.3 points in Six Months 2005 compared to 1.0 point in Six Months 2004.

  The following contributed to the changes in the Personal Lines GAAP underwriting expense ratios:  (i) increased losses under the New Jersey Homeowners Quota Share program that reduced the amount of our profit percentage thereby increasing our underwriting expense ratio by 0.7 points in Second Quarter 2005 compared to Second Quarter 2004 and 0.3 points in Six Months 2005 compared to Six Months 2004; and (ii) increased 2005 supplemental commissions to agents and profit-based incentive compensation to employees, which added 0.8 points in Second Quarter 2005 compared to Second Quarter 2004 and 0.7 points in Six Months 2005 compared to Six Months 2004. Improvements of 1.4 points in the Six Months 2005 underwriting expense ratio compared to Six Months 2004, were primarily due to a reduction of 0.9 points related to our New Jersey and New York limited assignment and distributions ("LAD") charges.

Personal Automobile

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$39,968	47,368	(16)%		79,150	94,009	(16)%
Statutory combined ratio	118.1%	96.7	21.4	pts	108.5%	97.8	10.7	pts
% of total statutory personal NPW	77%	81			79%	83

The Second Quarter 2005 and Six Months 2005 results for this line of business were significantly impacted by our reserving actions taken in light of a recent New Jersey Supreme Court decisions.  The New Jersey Supreme Court decisions eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey's AICRA.  As a result of this ruling, we analyzed our claim files and loss experience pre and post the New Jersey AICRA, which resulted in an increase to our New Jersey personal automobile reserves of  $13.0 million or 31.3 points for Second Quarter 2005 and 15.4 points for Six Months 2005.  The implementation of AICRA, combined with our rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the last two years.  However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation resulted in the elimination of an excess profits reserve of $5.5 million or 13.3 points for Second Quarter 2005 and 6.5 points for Six Months.

The decreases in statutory NPW were primarily due to competition in the New Jersey automobile market, which represents 70% of our total personal automobile net premiums written.  The increase in competition reflects many new market entrants in New Jersey, including well capitalized national carriers, and fewer regulatory constraints, which has resulted in: (i) a 12% reduction in the number of cars we insure since June 30, 2004; and (ii) an average decrease of 3%, including exposure, in New Jersey personal automobile premium per policy for the twelve month period ended June 30, 2005 compared to the twelve month period ended June 30, 2004.  While the number of cars we insure has decreased on an overall basis, our underwriting actions have led to an improved new business personal automobile policy count of 23% in Second Quarter 2005 compared to Second Quarter 2004 and 6% in Six Months 2005 compared to Six Months 2004.

Given the New Jersey market conditions, we continue to review our position and will take additional actions as necessary.  At present, we continue to implement a series of rating and underwriting initiatives targeting the best accounts, while also considering the potential withdrawal of certain previously filed New Jersey personal automobile rate decreases.  New Jersey personal automobile now represents only 7% of company-wide premium, down from 22% a decade ago. For the balance of 2005, we now expect our New Jersey personal automobile business to generate a statutory combined ratio of 101.0%.

        Homeowners

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$10,567	9,529	11%		18,463	16,771	10%
Statutory combined ratio	94.8%	91.9	2.9	pts	97.0%	111.6	(14.6)	pts
% of total statutory personal NPW	20%	16			18%	15

Our overall performance reflects lower catastrophe losses and premium growth.  Weather-related catastrophe losses were only $0.1 million, or 1.4 points, during Second Quarter 2005 and $0.3 million or 1.7 points, for Six Months 2005 compared to $0.6 million or 6.7 points, during Second Quarter 2004 and $1.2 million or 6.9 points, during Six Months 2004.  The 2.9 point increase in the homeowners' statutory combined ratio in Second Quarter 2005 compared to Second Quarter 2004, is the result of large fire losses during Second Quarter 2005.

Reinsurance

Reinsurance renewal negotiations for our July 1, 2005 excess of loss treaties have been successfully completed. Highlights include:

Property Excess of Loss

  Increased treaty capacity $5 million to $25 million, including our $2 million retention.

  Treaty rate reduced 15%, despite increase in capacity.

  Estimated premium of $9.1 million, compared to expired of $9.6 million; reflects lower rate offset by higher subject premium.

  Estimated $0.6 million will be realized in annual facultative cost savings due to the rate reduction of the treaty renewal coupled with increased treaty capacity; total estimated cost reduction of $1.1 million.

  Savings reflect our favorable loss experience driven by the property underwriting initiatives implemented over the last four years.

  Terrorism losses covered up to $54 million in the aggregate; excludes nuclear, biological, radiological or chemical events (covered under Terrorism treaty for $45.0 million excess of a $15.0 million retention).

Casualty Excess of Loss

  Restructured casualty treaty into two separate contracts to more efficiently transfer workers' compensation ("WC") risk, while retaining more of the predictable casualty lines.

  First treaty covers WC losses only; acts like a drop down cover for WC losses, up to $3 million in excess of a $2 million retention per occurrence; provides up to $18 million in aggregate annual limits; WC losses have more reinsurance than under previous contract, which covered 50% for losses of $3 million in excess of a $2 million retention.

  Second treaty covers all casualty business, including WC, up to $45 million in excess of $5 million per occurrence; all casualty lines except WC now have a retention of $5 million; under the expired program, reinsurance covered 50% for all losses of $3 million in excess of a $2 million retention.

  First layer ($3 million excess of $2 million) premium reduced $1.2 million or 22%, due to elimination of non-WC coverage.

  Upper layers ($45 million excess of $5 million) rates reduced 7%; offset by increase in subject premium, producing a modest premium increase of $0.1 million.

  Overall estimated premium of $13.5 million compared to expired $14.6 million.

  Estimated additional retained non-WC losses of $2.5 million offset by $1.1 million in premium reduction, yield total cost increase under new structure of $1.4 million; substantially lower than cost to renew old structure.

  Obtained higher annual aggregate terrorism limits of $115 million for both casualty treaties, compared to $93 million for expired contract; excludes nuclear, biological, radiological and chemical losses (covered under Terrorism treaty for $45.0 million excess of a $15.0 million retention).

Investments

Our Investments segment preserves capital and generates earnings through the investment of capital from the Insurance Operations and Diversified Insurance Services segments.  Our investment portfolio consists primarily of fixed maturity investments, but we also hold short-term investments, equity securities, and other investments.  Our investment philosophy is to maximize after-tax returns over extended periods of time while providing liquidity and preserving assets and stockholders' equity.

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,				June 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Net investment income - before tax	$32,747	28,662	14%		$65,109	58,122	12%
Net investment income - after tax	25,230	21,555	17		49,893	43,378	15
Effective tax rate	23.0%	24.8	(1.8)	pts	23.4%	25.4	(2.0)	pts
Annual after-tax yield on investment portfolio					3.4%	3.5	(0.1)

Growth in net investment income, before tax, of $4.1 million in Second Quarter 2005 compared to Second Quarter 2004 was primarily due to: (i) increased invested assets and (ii) increased income of approximately $1 million from investments in various limited partnerships.  The investment portfolio reached $3.0 billion in value at June 30, 2005, an increase of 16%, compared to $2.6 billion at June 30, 2004.  The increase in invested assets was due to substantial cash flows from operations of $367.1 million in 2004 and $117.8 million in Six Months 2005. Our debt offering in November 2004 added approximately $50 million in assets.  However, growth in net investment income in 2005 was dampened by lower available reinvestment rates on fixed maturities that matured over the past year.  Although short-term interest rates have risen, investment yields on new money are still lower than the overall portfolio yield, which continues to put pressure on investment returns.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 85% of invested assets. Sixty-seven percent of our fixed maturities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating.  High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade.

The following table presents the Moody's and Standard & Poor's ratings of our fixed maturities portfolio:

	Unaudited
	June 30,	December 31,
Rating	2005	2004
Aaa/AAA	67%	64%
Aa/AA	18%	21%
A/A	11%	11%
Baa/BBB	4%	4%
Other	-	-
Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. The average duration of the fixed maturity portfolio, excluding short-term investments at June 30, 2005 was 4.4 years compared with 4.3 years at June 30, 2004.  To provide liquidity while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders as well as those of our policyholders and, at the same time, enhance our financial strength and underwriting capacity.

At June 30, 2005, our investment portfolio included two non-investment grade securities with an amortized cost and fair value of $7 million, or 0.3% of the portfolio.  At December 31, 2004, non-investment grade securities in our investment portfolio represented 0.2% of the portfolio, with an amortized cost of $5.0 million, and a fair value of $5.1 million.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  We did not have a material investment in non-traded securities at June 30, 2005 or December 31, 2004.

We regularly review our entire investment portfolio for declines in value.  If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income.  Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down. During Second Quarter 2005, we wrote-off one investment that we concluded was impaired for other than temporary declines in fair value of $1.2 million.  The FASB recently adopted recommendations by its staff to nullify strict interpretations regarding the effects of fluctuations in interest rates on the market value of securities when determining whether an investment is other-than-temporarily impaired. We believe this solidified our approach in evaluating our portfolio for other-than-temporary impairment.  Our evaluation for other than temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:

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

Our evaluation for other than temporary impairment of equity securities and other investments, includes, but is not limited to, the evaluation of the following factors:

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

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $0.6 million in Second Quarter 2005 compared to $0.2 million of net realized gains in Second Quarter 2004, and $5.2 million in net realized gains  in Six Months 2005 compared to $5.5 million in realized gains in Six Months 2004.  Net realized gains include impairment charges from one write-down for other than temporary declines in fair value of $1.2 million for Second Quarter 2005.  There were no write-downs in Second Quarter 2004.  We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio.  Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes.  We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.

The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Six Months ended	Six Months ended
($ in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Held-to-maturity fixed maturities
Gains	$41	50	46	50
Losses	-	-	-	-
Available-for-sale fixed maturities
Gains	185	2,285	376	3,255
Losses	(1,166)	(4,450)	(1,943)	(4,470)
Available-for-sale equity securities
Gains	3,365	2,737	8,661	7,366
Losses	(1,866)	(468)	(1,983)	(701)
Total net realized gains	$559	154	5,157	5,500

Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio is 4.4 years while the Insurance Subsidiaries liabilities have a duration of approximately 2.6 years. The current duration of our fixed maturities is within our historical range, and is monitored and managed to maximize yield yet limit interest rate risk.  The duration mismatch is managed by utilizing a laddered maturity structure so that liquidation of available-for-sale fixed maturities should not be necessary in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio.

We realized gains and losses from the sale of available-for-sale debt and equity securities during Second Quarter and Six Months 2005 and Second Quarter and Six Months 2004. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited,		Unaudited,
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	June 30, 2005		June 30, 2004
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$7.1	0.1	99.7	4.4
7 - 12 months	14.9	0.2	-	-
Greater than 12 months	12.4	0.4	-	-
Total fixed maturities	34.4	0.7	99.7	4.4
Equity Securities:
0 - 6 months	2.1	0.7	5.1	0.5
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-
Total equity securities	2.1	0.7	5.1	0.5
Total	$36.5	1.4	104.8	4.9

Period of time in an	Unaudited,		Unaudited,
unrealized loss position	Six Months ended		Six Months ended
($ in millions)	June 30, 2005		June 30, 2004
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$29.8	0.5	99.7	4.5
7 - 12 months	14.9	0.2	-	-
Greater than 12 months	18.2	0.7	-	-
Total fixed maturities	62.9	1.4	99.7	4.5
Equity Securities:
0 - 6 months	2.7	0.8	6.9	0.7
7 - 12 months	-	-	-	-
Greater than 12 months	-	-	-	-
Total equity securities	2.7	0.8	6.9	0.7
Total	$65.6	2.2	106.6	5.2

These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk during the period of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions; or (iii) tax efficiency purposes.

Unrealized Losses
The following table summarizes, for all available-for-sale securities in an unrealized loss position at June 30, 2005 and December 31, 2004, the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time those securities have continuously been in an unrealized loss position:

Period of time in an unrealized loss	Unaudited
Position	June 30, 2005		December 31, 2004
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 - 6 months	$231.9	1.3	349.7	2.1
7 - 12 months	96.4	1.5	60.0	1.1
Greater than 12 months	58.3	0.9	5.8	0.1
Total fixed maturities	386.6	3.7	415.5	3.3
Equities:
0 - 6 months	15.4	1.6	3.1	0.2
7 - 12 months	-	-	2.0	0.1
Greater than 12 months	-	-	-	-
Total equity securities	15.4	1.6	5.1	0.3
Total	$402.0	5.3	420.6	3.6

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at June 30, 2005 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$30.7	31.1
Due after one year through five years	259.9	257.4
Due after five years through ten years	95.4	94.8
Due after ten years through fifteen years	3.3	3.3
Due after fifteen years	-	-
Total	$389.3	386.6

Diversified Insurance Services Segment

Our Diversified Insurance Services segment provides fee-based revenues that help mitigate potential volatility in the results of operations of our Insurance Operations segment.  These revenues contribute to earnings and increase operating cash flow.  Our Diversified Insurance Services segment provides: (i) human resource administration outsourcing ("HR Outsourcing") products and services; (ii) the servicing of federal flood insurance, which is also sold to commercial customers and homeowners by the Insurance Subsidiaries; and (iii) managed care products and services.

	Unaudited,			Unaudited
	Quarter ended			Six Months ended
	June 30, 2005			June 30,
($ in thousands)	2005	2004	% Change	2005	2004	% Change
HR Outsourcing
Revenue	$14,956	13,315	12	$30,563	26,361	16
Pre-tax profit	1,040	585	78	1,523	712	114
Flood Insurance
Revenue	8,477	7,233	17	15,369	12,960	19
Pre-tax profit	2,161	1,737	24	3,480	3,108	12
Managed Care
Revenue	5,466	5,227	5	10,004	10,077	(1)
Pre-tax profit	1,777	915	94	2,765	1,428	94
Other
Revenue	798	620	29	1,513	1,228	23
Pre-tax profit	438	190	131	784	372	111
Total
Revenue	29,697	26,395	13	57,449	50,626	13
Pre-tax profit	5,416	3,427	58	8,552	5,620	52
After-tax profit	3,572	2,252	59	5,636	3,718	52
After-tax return on revenue	12.0%	8.5		9.8%	7.3

        HR Outsourcing

  Profitability improvements in this business are mainly due to price increases and operating expense reductions that have been implemented over the past few years.

  Our average administration fee per worksite employee increased to $639 for Six Months 2005 compared to $576 for Six Months 2004.

  As of June 30, 2005, our worksite lives were up 7% to 23,885 compared to 22,245 as of June 30, 2004.  Although this product offers an additional potential agency revenue stream for our independent agents, this product is outside of the traditional insurance arena and as a result has been met with some reluctance by our agency distribution force.  This reluctance, coupled with the softening of the insurance market, has led to slower than anticipated growth through our agency distribution sales channel and, consequently, in our overall worksite lives.

Flood Insurance

  The number of in force policies increased to approximately 196,000 at June 30, 2005 compared to approximately 176,000 policies at June 30, 2004.

  Flood premium in force was $85.1 million at June 30, 2005, compared to $72.0 million at June 30, 2004.

  Revenue increases were mainly attributable to: (i) increased claims handling fees and (ii) expanded marketing efforts and the competitive advantage provided by our on-line flood system has driven this premium growth.  This growth was partially tempered by a decrease in the fee paid to us by the National Flood Insurance Program of 0.6 points to 31.2% from 31.8%, which was effective for the fiscal year beginning on October 1, 2004.

  Pre-tax profit increased as a direct result of the revenue increases for both Second Quarter and Six Months 2005 compared to Second Quarter and Six Months 2004.  Further increases in pre-tax profit are expected over time as we experience certain economies of scale.

Managed Care

  Profitability increased mainly due to better expense management and a 10% reduction in the managed care workforce during 2004.

  CHN Solutions remains the #1 preferred provider organization in New Jersey based on network membership as determined by Business News New Jersey.

  During Six Months 2005, our medical provider network expanded to approximately 99,000 locations from 95,000 locations at December 31, 2004.

Financial Condition, Liquidity and Capital Resources

Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Liquidity

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long term cash requirements of our business operations.  Our consolidated sources of cash consist of premium collections by our Insurance Subsidiaries, fee income from our Diversified Insurance Services subsidiaries, and income from our investment portfolio.  We also generate cash from the sale of our common stock under our stock plans.

Our Insurance Subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. These timing differences enable us to invest with a longer time horizon than our liability duration.  This, in turn, enables us to generate greater returns for our stockholders.  We also generate cash from Diversified Insurance Services subsidiaries fee income and the sale of our common stock under our stock plans.  Historically, cash receipts from operations, consisting of insurance premiums, fee income and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the holding company.  After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and thereby increase future investment income.  As of June 30, 2005, we had $3.0 billion in investments compared to $2.8 billion at December 31, 2004.  We also have available formal revolving lines of credit totaling $45.0 million, under which no balances were outstanding as of either June 30, 2005 or December 31, 2004.

Our cash and short-term investments ("cash equivalent(s)") position at June 30, 2005 was $75.3 million compared to $98.7 million at December 31, 2004.  This level of cash equivalents is in line with our investment approach given the rising short-term interest rate environment coupled with a relatively flat yield curve. The decrease in our cash equivalent position was primarily attributable to cash equivalents used in investing and financing activities of $141.2 million offset by strong cash flows provided by operating activities of $117.8 million in Six Months 2005.  Included in the $141.2 million of cash flows used in investing and financing activities was $122.6 million that we reinvested in our investment portfolio, $9.6 million, which we paid in cash dividends to stockholders and $7.8 million, which we used to buy back the Company's stock.  Notable cash outflows included within cash flows provided by operating activities were: (i) $52.1 million in payments under the annual cash incentive and agent profit-based commission programs, (ii) $8.0 million in payments made to further fund our retirement income plan and (iii) $36.0 million in federal tax payments.

Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in our notes payable that we issued on May 4, 2000 (the 2000 Senior Notes) and August 12, 1994 (1994 Senior Notes).  For further information regarding our notes payable, see Note 8 of the Notes to Consolidated Financial Statements, entitled, "Indebtedness", included in Item 8.  "Financial Statements and Supplementary Data" of our Annual Report in Form 10-K for the year ended December 31, 2004.  All such covenants were met during 2004 and 2003.  At June 30, 2005, the amount available for additional dividends to holders of our common stock under such restrictions was $331.6 million for the 1994 Senior Notes and $293.8 million for the 2000 Senior Notes.  Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance and Diversified Insurance Services subsidiaries.  Restrictions on the ability of those subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to us could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.

Generally, payments from our Insurance Subsidiaries to the holding company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, which generally require any transaction between related companies be fair and equitable to the insurance company and its policyholders.  All of the states in which our Insurance Subsidiaries are domiciled regulate the payment of dividends.  Some states, including New Jersey, North Carolina and South Carolina, require advance notice to the state insurance commissioner prior to the Insurance Subsidiaries declaring any dividends and distributions payable to us.  During the notice period, the state insurance commissioner may disallow all or part of the proposed ordinary dividend upon determination that (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, our Insurance Subsidiaries are not permitted to pay extraordinary dividends without the prior approval of the insurance commissions of their domiciliary state.  Insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the Insurance Subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an Insurance Subsidiary's policyholders or creditors. We do not believe that any of these restrictions should limit the ability of the Insurance Subsidiaries to pay dividends to us now or in the foreseeable future.  Dividends are generally payable only from earned surplus as reported in the statutory annual statements of our Insurance Subsidiaries as of the preceding December 31.  Based on the 2004 unaudited statutory financial statements, the insurance subsidiaries should be permitted to pay to us in 2005 ordinary dividends in the aggregate amount of approximately $103 million.

Our Diversified Insurance Services subsidiaries may also declare and pay dividends.  Potential dividends are restricted only by the operating needs of the subsidiaries, with the exception of our flood insurance operation, which is restricted by the same limitations of our Insurance Subsidiaries noted above.  Sources of funds for the Diversified Insurance Services subsidiaries primarily consist of fee income.  Such funds are applied primarily to payment of operating expenses as well as dividends and other payments.  Cash flows from operations in the Diversified Insurance Services segment of $8.6 million in Six Months 2005, and $6.5 million in Six Months 2004, resulted in dividends to us of $3.7 million in Six Months 2005 and $7.1 million in Six Months 2004.

Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities.  We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2005, we had stockholders' equity of $942.3 million and total debt of $266.2 million.

We continuously monitor the amount of capital resources that we maintain at the holding company and operating subsidiaries. In connection with our long-term capital strategy, we from time-to-time contribute capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments. In order to satisfy capital needs as a result of any rating agency capital adequacy or other rating issue, or in the event we were to need additional capital to make strategic investments, we may take a variety of actions, including the issuance of additional debt and/or equity securities.

Our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, and payment of claims and other insurance operating expenses, income taxes, the purchase of investments, and other expenses.  We have remaining contractual obligations pursuant to various notes payable of $18.0 million in 2005, of which the entire outstanding balance has been set-aside in an irrevocable trust valued at $18.1 million as of June 30, 2005.

Our operating obligations and cash outflows include the following: claim settlements; agents' commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures.  We have additional commitments for limited partnership investments of up to $41.5 million; but there is no certainty that any additional investment will be required.  As part of ongoing asset/liability duration management, we do not generally match securities held to liabilities.  The duration of the fixed maturity portfolio is 4.4 years while the Insurance Subsidiaries liabilities have a duration of approximately 2.6 years.  The current duration of fixed maturities is within our historical range and is consistent with our investment philosophy.  By using a laddered maturity structure, we do not need to liquidate available-for-sale fixed maturities in the ordinary course of business.

On April 26, 2005 our Board of Directors adopted a share repurchase program authorizing us to repurchase up to 5.0 million shares of our common stock.  During Second Quarter 2005 approximately 70,000 shares were repurchased at an average price per share of $47.55.  The repurchase program will expire on April 26, 2007.

Ratings

We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  The principal agencies that issue financial strength ratings for the property and casualty insurance industry are: A.M. Best, Standard & Poor's Rating Services ("S&P"), Moody's Investor Service ("Moody's") and Fitch Ratings Service ("Fitch").  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best.  Currently, we are rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings.  Our insurance business has been rated "A+" by A.M. Best for 44 consecutive years.  The financial strength reflected by our AM Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A significant downgrade from A.M. Best, could have a material adverse affect on our insurance business.  We believe that ratings from S&P, Moody's and Fitch, although important, have less of an impact on its business.  A rating downgrade to below "A-" in the A.M. Best or S&P rating would be considered an event of default under the terms of our line of credit agreements.  Ratings are an important factor in establishing our competitive position in the insurance markets.

There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. If our ratings were downgraded, we may incur higher borrowing costs and may have more limited means to access capital.  In addition, reductions in our ratings could adversely affect the competitive position of our Insurance Operations, including a possible reduction in demand for our products in certain markets.  We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to suddenly and drastically change.

Federal Income Taxes
Total federal income tax expense increased $0.5 million for Second Quarter 2005 to $11.6 million and $4.2 million for Six Months 2005 to $25.4 million, compared to Second Quarter and Six Months 2004.  The increase was attributable to improved underwriting results.  Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rate for the Second Quarter 2005 was 27%, compared with 28% for the Second Quarter 2004 and 27% for both the Six Months 2005 and Six Months 2004.

Critical Accounting Policies and Estimates
Refer to pages 45 through 48 in our Annual Report on Form 10-K for the fiscal year end December 31, 2004 for a discussion regarding our critical accounting policies and estimates.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.  As of June 30, 2005, we had accrued $1.9 billion of loss and loss expense reserves compared to $1.8 billion at December 31, 2004.

When a claim is reported to an Insurance Subsidiary, our claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case‑by‑case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss.  The estimate reflects the informed judgment of claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported ("IBNR"). Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of possible IBNR reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing IBNR for each reporting period. Loss trends include, but are not limited to, large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) industry and our historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Based on the consideration of the range of possible IBNR reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Our internal actuaries review reserves on a quarterly basis. In addition, we use independent actuaries to periodically review reserves and to provide an annual opinion on the adequacy of reserves for our statutory filings. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of June 30, 2005 and December 31, 2004:

As of June 30, 2005					Reinsurance
					recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss Expense	losses and
($ in thousands)	Reserves	Reserves	Total	Reserves	loss expenses	Net reserves
Commercial automobile	$91,992	194,044	286,036	$30,629	6,189	310,476
Workers' compensation	321,384	261,659	583,043	66,230	71,896	577,377
General liability	132,706	335,394	468,100	98,352	29,108	537,344
Commercial property	16,849	2,338	19,187	1,057	2,703	17,541
Business owners' policy	20,037	23,037	43,074	6,197	5,512	43,759
Bonds	1,846	3,203	5,049	1,717	350	6,416
Other	610	2,650	3,260	2	350	2,912
Total commercial lines	585,424	822,325	1,407,749	204,184	116,108	1,495,825

Personal automobile	129,674	106,061	235,735	39,862	68,166	207,431
Homeowners	12,919	7,775	20,694	2,527	2,618	20,603
Other	9,476	10,265	19,741	2,224	14,828	7,137
Total personal lines	152,069	124,101	276,170	44,613	85,612	235,171

Total	$737,493	946,426	1,683,919	$248,797	201,720	1,730,996

As of December 31, 2004					Reinsurance
					recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss Expense	losses and
($ in thousands)	Reserves	Reserves	Total	reserves	loss expenses	Net reserves
Commercial automobile	$93,076	180,766	273,842	$28,541	6,098	296,285
Workers compensation	298,803	245,897	544,700	53,913	68,692	529,921
General liability	133,706	299,666	433,372	88,946	29,403	492,915
Commercial property	18,616	1,890	20,506	1,200	1,048	20,658
Business owners' policy	18,549	22,810	41,359	5,994	5,160	42,193
Bonds	1,267	3,438	4,705	1,664	696	5,673
Other	640	2,649	3,289	5	224	3,070
Total commercial lines	564,657	757,116	1,321,773	180,263	111,321	1,390,715

Personal automobile	131,387	96,399	227,786	39,870	67,410	200,246
Homeowners	11,507	8,496	20,003	2,418	2,427	19,994
Other	31,206	9,020	40,226	2,878	37,614	5,490
Total personal lines	174,100	113,915	288,015	45,166	107,451	225,730

Total	$738,757	871,031	1,609,788	$225,429	218,772	1,616,445

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined. These reviews, from time-to-time, result in our identifying information and trends that cause us to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss expense reserves, which could materially adversely affect our results of operations, equity, business, insurer financial strength and debt ratings. As of June 30, 2005, we had accrued $1,731.0 million of net loss and loss expense reserves compared to $1,616.4 million as of December 31, 2004 due to normal business growth. We experienced total adverse development in our loss and loss expense reserves of $5.6 million in Six Months 2005, which included net prior year development of $6.0 million  related to an adverse judicial ruling by the New Jersey Supreme Court and the New Jersey excess profits reserve discussed in the "Personal Automobile" section above. The remaining $0.4 million prior year development resulted from increases to our loss reserves for general liability and workers' compensation lines of business offset by reductions in commercial automobile.  In Six Months 2004, we experienced adverse development of $3.0 million, which was primarily the result of reductions in expected bond subrogation recoveries in our bond line of business.

As of December 31, 2004, we established a range of reasonably possible reserves for net claims of approximately $1,529 million to $1,695 million.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include a provision for potential increases or decreases associated with environmental reserves, as we believe that it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  Included in our net carried loss and loss expense reserves were net reserves for environmental claims of $38.5 million at June 30, 2005 and December 31, 2004.  We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.

Environmental claims, both asbestos and non‑asbestos, are included in the loss and loss expense reserves on the consolidated balance sheets. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by our Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  In addition, a portion of our environmental losses relate to homeowners claims covering the leakage of certain underground storage tanks.  Our asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. During 2004, we also experienced adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, leading to an increase in home tank inspections. To address this issue, we began restricting writings of policies with coverage for underground heating oil storage tanks approximately two years ago, and we are reviewing possible coverage changes for existing business.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes.  However, we are not aware of any emerging trends that would result in future reserve adjustments.  Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

Premium Revenue
Net premiums written equal direct premiums written, plus assumed premiums less ceded premiums.  All three components of net premiums written are recognized in revenue over the period that coverage is provided. We had net premiums written of $369.6 million for Second Quarter 2005 and $766.4 million for Six Months 2005 compared with $349.3 million for Second Quarter 2004 and $724.5 million for Six Months 2004. The vast majority of our net premiums written have a coverage period of twelve months. This means we record 1/12 of the net premiums written as earned premium each month, until the full amount is recognized.  When premium rates increase, the effect of those increases would not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage.  We earned net premiums of $350.5 million for Second Quarter 2005 and $693.2 million for Six Months 2005 compared with $326.0 million for Second Quarter 2004 and $641.3 million for Six Months 2004. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force. As of June 30, 2005 we had unearned premiums of $778.4 million and prepaid reinsurance premiums of $61.3 million compared with unearned premiums of $702.1 million and prepaid reinsurance premiums of $58.3 million as of December 31, 2004.

Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists. We continually review the methods of making such estimates and establishing the deferred costs, and any adjustments there from are made in the accounting period in which the adjustment arose. As of June 30, 2005, we had deferred policy acquisition costs of $202.6 million compared with $186.9 million as of December 31, 2004.

Adoption of Accounting Pronouncement
In December 2004, the FASB issued FAS 123R, which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Implementation is required for fiscal years beginning after June 15, 2005, and early adoption is permitted.  We adopted FAS 123R as of January 1, 2005.  For further information on the impact of our adoption of FAS 123R in 2005, see Note 6 to the unaudited interim consolidated financial statements included in Item 1."Financial Statements" of this Form 10-Q.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments
At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Our future cash payments associated with loss and loss expense reserves and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2004.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either June 30, 2005 or December 31, 2004. At June 30, 2005, we had an additional limited partnership investment commitment of up to $41.5 million; but there is no certainty that any such additional investment will be required. We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8. "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K for the year ended December 31, 2004.

Business Outlook

We expect continued earnings momentum in 2005 given our overall strong performance coupled with the strategies outlined above. Barring catastrophe losses in excess of 1.5 points on the GAAP and statutory combined ratios for the remainder of the year, we expect the following:

  A GAAP combined ratio below 96%;

  An overall Statutory combined ratio of 95%;

  Increased after-tax investment income by 12% compared to 2004; and

  Diversified Insurance Services revenue growth of 11% and return on revenue of 7%.

Pricing in the property and casualty insurance industry is cyclical.  From 2000 through 2004, commercial renewal pricing was increasing, resulting in improved earnings.  In 2004, the rate of increase had significantly diminished and actually declined in some segments of the market. This trend continued during the first six months of 2005 as our commercial renewal pricing increased approximately 5% including exposure and only 1% excluding exposure. Although pricing pressure is an indication of higher levels of competition in the marketplace as companies try to increase market share, industry fundamentals are conducive to sound pricing.  Those fundamentals include the following: (i) a low interest rate environment, (ii) increasing loss cost trends, (iii) higher reinsurance costs than historic levels, (iv) rating agency pressures to maintain operating returns, and (v) greater information availability and transparency in the industry.  A GAAP combined ratio of approximately 95% equates to a return on average equity of approximately 15% for us.  As the pricing environment and industry fundamentals continue to change, we must continually balance the competitive pressures to reduce prices with preservation of the franchise and providing returns to stockholders.  Ultimately, we strive to outperform the industry regardless of the market conditions.

The property and casualty insurance marketplace is growing increasingly competitive and we are experiencing much greater pricing pressure, but we believe the commercial lines marketplace still provides opportunities for profitable growth.  In an effort to increase our market share, we have established certain strategic initiatives including "market planning," which identifies organic growth opportunities by examining business demographics to target opportunities in underserved markets and identify potential growth areas that may require additional agent or field underwriter deployment. Selective's Commercial Lines NPW of $1 billion in 2004 represents a 1% market share in our 20 primary states, which we believe indicates substantial opportunities in our current operating territories.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 "the Exchange Act"); and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the Second Quarter 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table below sets forth information regarding our purchase of our common stock during the periods indicated:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	Per Share	Announced Program	Announced Program[2]
April 1-30	-	$-	-	5,000,000
May 1-31	43,028	47.13	42,400	4,957,600
June 1-30	27,690	48.14	27,364	4,930,236
Total	70,718	$47.53	69,764

[1]

The Second Quarter 2005 included 679 shares purchased from employees in connection with the vesting of restricted stock.  The remaining 275 shares were purchases from employees in connection with stock option exercises.  All of these repurchases were made in connection with satisfying tax withholding obligations of those employees.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the average of the high and low prices of the Company's common stock on the dates of the purchases.

[2]	On April 26, 2005, the Board of Directors cancelled the existing stock repurchase plan and authorized a 5.0 million-share repurchase program scheduled to expire on April 26, 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on April 27, 2005.  The results of the voting, which was conducted in person and by proxy, were included in Item 4. "Submission of Matters to a Vote of Security Holders," on Form 10-Q for the period ended March 31, 2005.

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

SELECTIVE INSURANCE GROUP, INC.

Registrant

By: /s/ Gregory E. Murphy	August 5, 2005
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	August 5, 2005
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer

SELECTIVE INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit No.

* 10.1

Ninth amendment, dated June 24, 2005, effective through June 23, 2006, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association (formerly known as First Union National Bank) and Selective Insurance Group, Inc. and Selective Insurance Company of America.

* 10.2

Amendment, dated June 27, 2005, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

* 10.3	2005 Omnibus Stock Plan Amendment
* 10.4	2005 Omnibus Stock Plan Restricted Stock Agreement
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith