Form 10-Q
period 2005-09-30
SELECTIVE INSURANCE GROUP INC
filed 2005-10-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
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

Yes [X]         No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]         No [X]

As of September 30, 2005, there were 28,215,763 shares of common stock, par value $2, outstanding.

SELECTIVE INSURANCE GROUP, INC.

Table of Contents

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (Unaudited)
and December 31, 2004	1

Unaudited Consolidated Statements of Income for the Quarter and
Nine Months Ended September 30, 2005 and 2004	2

Unaudited Consolidated Statements of Stockholders' Equity for the
Nine Months Ended September 30, 2005 and 2004	3

Unaudited Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	4

Notes to Interim Unaudited Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Forward - Looking Statements	15

Introduction	16

Result of Operations	17

Financial Condition, Liquidity and Capital Resources	32

Federal Income Taxes	35

Critical Accounting Policies and Estimates	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	39

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
($ in thousands, except per share amounts)	2005	2004
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $27,957-2005; $42,211-2004)	$27,309	40,903
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,476,765-2005; $2,247,253-2004)	2,514,881	2,325,969
Equity securities, available-for-sale - at fair value
(cost of: $180,277-2005; $172,900-2004)	344,156	331,931
Short-term investments - (at cost which approximates fair value)	125,930	98,657
Other investments	55,930	44,083
Total investments	3,068,206	2,841,543
Cash	1,814	-
Interest and dividends due or accrued	28,747	27,947
Premiums receivable, net of allowance for uncollectible
accounts of: $3,667-2005; $3,236-2004	509,850	430,426
Other trade receivables, net of allowance for uncollectible
accounts of: $517-2005; $681-2004	21,611	17,478
Reinsurance recoverable on paid losses and loss expenses	4,772	5,841
Reinsurance recoverable on unpaid losses and loss expenses	223,788	218,772
Prepaid reinsurance premiums	68,708	58,264
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $96,490-2005; $89,213-2004	53,438	55,144
Deferred policy acquisition costs	209,332	186,917
Goodwill	43,230	43,230
Other assets	55,059	43,838
Total assets	$4,288,555	3,929,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,760,654	1,609,788
Reserve for loss expenses	263,527	225,429
Unearned premiums	808,102	702,111
Senior convertible notes	115,937	115,937
Notes payable	123,383	147,380
Current federal income tax payable	1,744	3,127
Deferred federal income tax	12,708	29,803
Commissions payable	63,593	66,881
Accrued salaries and benefits	56,104	50,071
Other liabilities	129,431	96,855
Total liabilities	3,335,183	3,047,382

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 43,179,964-2005; 42,468,099-2004	86,360	84,936
Additional paid-in capital	150,539	142,292
Retained earnings	812,826	721,483
Accumulated other comprehensive income	131,297	154,536
Treasury stock - at cost (shares: 14,964,201-2005; 14,529,067-2004)	(227,650)	(206,522)
Unearned stock compensation and notes receivable from stock sales	-	(14,707)
Total stockholders' equity	953,372	882,018
Commitments and contingencies
Total liabilities and stockholders' equity	$4,288,555	3,929,400

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2005	2004	2005	2004
Revenues:
Net premiums written	$383,402	356,451	1,149,801	1,080,963
Net increase in unearned premiums and prepaid reinsurance premiums	(22,340)	(19,377)	(95,547)	(102,597)
Net premiums earned	361,062	337,074	1,054,254	978,366
Net investment income earned	32,755	29,146	97,864	87,268
Net realized gains	4,379	1,631	9,536	7,131
Diversified Insurance Services revenue	31,318	27,648	88,766	78,274
Other income	1,053	688	2,811	2,405
Total revenues	430,567	396,187	1,253,231	1,153,444

Expenses:
Losses incurred	188,705	184,587	550,629	533,759
Loss expenses incurred	42,098	40,255	124,405	110,550
Policy acquisition costs	110,967	105,011	327,287	304,680
Dividends to policyholders	1,733	1,186	4,075	3,239
Interest expense	3,983	3,611	12,648	11,534
Diversified Insurance Services expenses	25,127	22,886	74,024	67,892
Other expenses	3,747	2,412	12,915	7,996
Total expenses	376,360	359,948	1,105,983	1,039,650

Income before federal income tax and cumulative effect
of change in accounting principle	54,207	36,239	147,248	113,794

Federal income tax (benefit) expense:
Current	17,523	6,843	45,136	25,779
Deferred	(2,593)	1,068	(4,848)	3,285
Total federal income tax expense	14,930	7,911	40,288	29,064

Net income before cumulative effect of change in accounting principle	39,277	28,328	106,960	84,730

Cumulative effect of change in accounting principle, net of tax	-	-	495	-

Net income	$39,277	28,328	107,455	84,730

Earnings per share:
Basic net income before cumulative effect of change in accounting principle	$1.45	1.05	3.93	3.17
Basic cumulative effect of change in accounting principle	-	-	0.02	-
Basic net income	$1.45	1.05	3.95	3.17

Diluted net income before cumulative effect of change in accounting principle	$1.25	0.90	3.39	2.70
Diluted cumulative effect of change in accounting principle	-	-	0.02	-
Diluted net income	$1.25	0.90	3.41	2.70

Dividends to stockholders	$0.19	0.17	0.57	0.51

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY	Nine Months ended
	September 30,
($ in thousands, except per share amounts)	2005		2004
Common stock:
Beginning of year	$84,936		83,135
Dividend reinvestment plan
(shares: 24,158-2005; 27,891-2004)	48		56
Convertible subordinated debentures
(shares: 35,024-2005; 21,323-2004)	70		43
Stock purchase and compensation plans
(shares: 652,683-2005; 669,016-2004)	1,306		1,338
End of period	86,360		84,572

Additional paid-in capital:
Beginning of year	142,292		113,283
Dividend reinvestment plan	1,080		944
Convertible subordinated debentures	178		110
Stock purchase and compensation plans	6,989		21,076
End of period	150,539		135,413

Retained earnings:
Beginning of year	721,483		612,208
Net income	107,455	107,455	84,730	84,730
Cash dividends to stockholders ($0.57 per share-2005;
$0.51 per share-2004)	(16,112)		(14,078)
End of period	812,826		682,860

Accumulated other comprehensive income:
Beginning of year	154,536		148,452
Other comprehensive (loss) income, (decrease) increase in net unrealized gains on available-for-sale securities, net of deferred income
tax effect of: $(12,513)-2005; $2,470-2004	(23,239)	(23,239)	4,588	4,588
End of period	131,297		153,040
Comprehensive income		84,216		89,318

Treasury stock:
Beginning of year	(206,522)		(197,792)
Acquisition of treasury stock
(shares: 435,134-2005; 230,194-2004)	(21,128)		(8,125)
End of period	(227,650)		(205,917)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	(14,707)		(9,502)
Unearned stock compensation	14,641		(11,543)
Amortization of deferred compensation expense and
amounts received on notes	66		5,300
End of period	-		(15,745)
Total stockholders' equity	$953,372		834,223

Selective Insurance Group, Inc. also has authorized and unissued, 5 million shares of preferred stock, without par value of which 300,000 shares have been designated as Series A junior preferred stock without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended

	September 30,

($ in thousands)

	2005	2004

OPERATING ACTIVITIES

Net income	$107,455	84,730
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	183,948	163,840
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	95,027	101,570
Decrease in net federal income tax payable	(6,231)	(5,786)
Depreciation and amortization	15,694	12,045
Stock compensation expense	8,838	5,245
Gain on sale of real estate	-	(183)
Increase in premiums receivable	(79,424)	(74,001)
Increase in other trade receivables	(4,133)	(1,970)
Increase in deferred policy acquisition costs	(22,415)	(22,885)
Decrease in interest and dividends due or accrued	(792)	(556)
Decrease in reinsurance recoverable on paid losses and loss expenses	1,069	500
Net realized gains	(9,536)	(7,131)
Cumulative effect of change in accounting principle, net of tax	(495)	-
Increase in accrued salaries and benefits	6,033	4,603
(Decrease) Increase in accrued insurance expenses	(1,958)	2,176
Other-net	(13,707)	3,972
Net adjustments	171,918	181,439
Net cash provided by operating activities	279,373	266,169

INVESTING ACTIVITIES

Purchase of fixed maturity securities, available-for-sale	(500,321)	(536,648)
Purchase of equity securities, available-for-sale	(32,710)	(38,165)
Purchase of other investments	(16,056)	(5,969)
Net cash used in acquisitions	-	(407)
Sale of fixed maturity securities, available-for-sale	131,345	181,313
Redemption and maturities of fixed maturity securities, held-to-maturity	13,669	25,027
Redemption and maturities of fixed maturity securities, available-for-sale	163,174	150,022
Sale of equity securities, available-for-sale	34,651	33,718
Distributions from other investments	10,256	6,013
Net additions to property and equipment	(6,425)	(7,951)
Net cash used in investing activities	(202,417)	(193,047)

FINANCING ACTIVITIES

Dividends to stockholders	(14,370)	(12,603)
Principal payments of notes payable	(24,000)	(24,000)
Acquisition of treasury stock	(21,128)	(8,125)
Net proceeds from stock purchase and compensation plans	8,520	8,001
Cash retained for tax deductibility of the increase in value of equity instruments	3,043	-
Repayment of notes receivable from stock sales	66	55
Net cash used in financing activities	(47,869)	(36,672)
Net increase in short-term investments and cash	29,087	36,450
Short-term investments and cash at beginning of year	98,657	23,055
Short-term investments and cash at end of period	$127,744	59,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid during the period for:
Interest	$11,892	11,945
Federal income tax	43,475	34,850
Supplemental schedule of non-cash financing activity:
Conversion of convertible subordinated debentures	248	153

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

NOTE 2.         Basis of Presentation
These interim unaudited consolidated financial statements include the accounts of Selective and its subsidiaries, and have been prepared in conformity with (i) generally accepted accounting principles in the United States of America ("GAAP") and (ii) the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting.  The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.

These interim unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective's results of operations and financial condition.  These interim unaudited consolidated financial statements cover the third quarters ended September 30, 2005 ("Third Quarter 2005") and September 30, 2004 ("Third Quarter 2004") and the nine-month periods ended September 30, 2005 ("Nine Months 2005") and September 30, 2004 ("Nine Months 2004").  As interim unaudited consolidated financial statements, they do not include all of the information and disclosures required by GAAP and the SEC for complete financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in Selective's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 3.         Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), requiring public companies to record share based (including employee stock options) compensation expense on the income statement at the fair value of the share award on the date of grant for fiscal years beginning after June 15, 2005.  As permitted, Selective early adopted FAS 123R as of January 1, 2005. See Note 5 below for further information regarding the adoption of FAS 123R.

NOTE 4.         Reinsurance
The following table is a listing of direct, assumed and ceded amounts by income statement caption.  For more information concerning reinsurance, refer to Note 6, "Reinsurance" in Item 8 "Financial Statements and Supplementary Data" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Premiums written:
Direct	$405,095	377,562	$1,235,356	1,159,702
Assumed	22,596	19,448	35,852	32,789
Ceded	(44,289)	(40,559)	(121,407)	(111,528)

Net	$383,402	356,451	$1,149,801	1,080,963

Premiums earned:
Direct	$385,537	361,670	$1,132,965	1,056,050
Assumed	12,425	9,440	32,252	26,016
Ceded	(36,900)	(34,036)	(110,963)	(103,700)

Net	$361,062	337,074	$1,054,254	978,366

Losses and loss expenses incurred:
Direct	$263,224	259,563	$734,291	703,662
Assumed	10,596	8,398	27,852	22,654
Ceded	(43,017)	(43,119)	(87,109)	(82,007)

Net	$230,803	224,842	$675,034	644,309

Selective's Flood business is ceded 100% to the National Flood Insurance Program and is included in the above amounts as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Ceded premiums written	$(27,134)	(22,816)	$(71,403)	(59,972)
Ceded premiums earned	(21,778)	(18,062)	(62,300)	(51,906)
Ceded losses and loss expenses incurred	(41,522)	(32,442)	(66,772)	(43,234)

NOTE 5.         Share-Based Payments
Effective January 1, 2005, Selective adopted FAS 123R, using the modified prospective application method, to account for its share-based compensation plans. Previously, Selective applied Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") as was permitted by FASB Statement No. 123 "Accounting for Stock Based Compensation" ("FAS 123").

Selective's adoption of FAS 123R did not have a material effect on (i) income before cumulative effect of change in accounting principle and (ii) basic or diluted earnings per share before cumulative effect of change in accounting principle in Third Quarter 2005 or Nine Months 2005.  At adoption, Selective did recognize a cumulative effect of change in accounting principle resulting in a net income benefit of $0.5 million, which corresponded to the requirement of estimating forfeitures at the date of grant.  FAS 123R also eliminated the presentation of the contra-equity account, "Unearned Stock Compensation," from the face of the Consolidated Balance Sheets resulting in a reclassification of $14.7 million to "Additional Paid-in Capital."

The following table shows a pro forma reconciliation of net income reported under APB 25 to pro forma net income and earnings per share under FAS 123 for the Third Quarter and Nine Months ended September 30, 2004:

	Unaudited,	Unaudited,
	Quarter ended	Nine Months ended
($ in thousands, except per share amounts)	September 30,2004	September 30, 2004
Net income, as reported	$28,328	84,730
Add: Stock-based compensation reported in net
income, net of related tax effect	1,027	3,577
Deduct: Total stock-based compensation expense
determined under fair value-based method
for all awards, net of related tax effects	(1,181)	(4,382)
Pro forma net income	$28,174	83,925

Net income per share:
Basic - as reported	$1.05	3.17
Basic - pro forma	1.05	3.14
Diluted - as reported	0.90	2.70
Diluted - pro forma	0.89	2.67

In determining expense to be recorded for stock options granted under Selective's share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model ("Black Scholes"). The following are the significant assumptions utilized in applying Black Scholes: (i) risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) expected term, which is based on historical experience of similar awards; (iii) dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) expected volatility, which is based on the volatility of Selective's stock price over a historical period comparable to the expected term. In applying Black Scholes, Selective uses the weighted average assumptions illustrated in the following table:

	Employee Stock Purchase Plan		All Other Option Plans
	2005	2004	2005	2004
Risk-free interest rate	2.96%	1.31%	3.99%	3.6%
Expected term	6 months	6 months	7 years	7 years
Dividend yield	1.6%	2.0%	1.7%	1.9%
Expected volatility	27%	26%	26%	26%

The expense recorded for restricted stock awards and stock compensation for nonemployee directors, as described below, is determined utilizing the number of awards granted and the grant date fair value.

Under FAS 123R the compensation expense for the share-based compensation plans charged against income before cumulative effect of change in accounting principle before tax was $2.5 million in Third Quarter 2005 and $8.5 million in Nine Months 2005 with a corresponding income tax benefit of $0.7 million in Third Quarter 2005 and $2.6 million in Nine Months 2005.  In accordance with APB 25, Selective had compensation expense that was charged against income before tax of $1.6 million in Third Quarter 2004 and $5.5 million in Nine Months 2004 with a corresponding income tax benefit of $0.6 million for Third Quarter 2004 and $1.9 million in Nine Months 2004.

2005 Omnibus Stock Plan
 The Selective Insurance Group, Inc. 2005 Omnibus Stock Plan ("Stock Plan") was adopted and approved by the Board of Directors effective as of April 1, 2005, and approved by stockholders' on April 27, 2005. With the Stock Plan's approval, no further grants are available under the (i) Selective Insurance Stock Option Plan III ("Stock Option Plan III"); (ii) Selective Insurance Group, Inc. Stock Option Plan for Directors ("Stock Option Plan for Directors"); or (iii) Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as Amended (Stock Compensation Plan for Nonemployee Directors"), but awards outstanding under these plans and the Selective Insurance Group, Inc. Stock Option Plan II ("Stock Option Plan II"), under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Under the Stock Plan, the Board of Directors' Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan.  The Corporate Governance and Nominating Committee makes such determinations for any grants, other than automatic Director grants, made to nonemployee Directors.  Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC or the Corporate Governance and Nominating Committee, as applicable, may in its sole discretion deem necessary or desirable and which are not in conflict with the terms of the Stock Plan.  During Third Quarter 2005 and Nine Months 2005, Selective granted 7,000 restricted shares and granted options to purchase 2,000 shares. As of September 30, 2005, 1,752,028 shares of Selective's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.

Stock Option Plan II
As of September 30, 2005, 435,199 shares of Selective's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under this plan, employees were granted qualified and nonqualified stock options, with or without stock appreciation rights ("SARs"), and restricted or unrestricted stock at (i) not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC.  Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Selective experienced restricted forfeitures under the plan of 950 shares during Nine Months 2005 and 13,388 shares during Nine Months 2004.

During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement.  Effective September 3, 1996, dividends earned on the restricted shares were reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 2,609 restricted shares from the dividend reinvestment plan reserves during Nine Months 2005 and 5,201 during Nine Months 2004.

Stock Option Plan III
 As of September 30, 2005, there were 270,799 shares of Selective's common stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan.  Under this plan, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC.  Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Under this plan, Selective granted options to purchase 105,663 shares without SARS during Nine Months 2005 and options to purchase 104,600 shares without SARS during Nine Months 2004.

Selective also granted 313,108 restricted shares during Nine Months 2005 and 328,684 restricted shares during Nine Months 2004 and experienced forfeitures of 3,529 shares during Nine Months 2005 and 24,559 shares during Nine Months 2004.  During the vesting period, dividends earned on restricted shares are reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 10,697 restricted shares from the dividend reinvestment plan reserves during Nine Months 2005 and 7,599 restricted shares during Nine Months 2004.

Stock Option Plan for Directors
As of September 30, 2005, 291,000 shares of Selective's common stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan.  All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 3,000 shares of common stock at not less than fair value on the date of grant, which is on March 1.  Options under this plan vest on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.  Under this plan, Selective granted 33,000 options during Nine Months 2005, and 30,000 options during Nine Months 2004.

Stock Compensation Plan for Nonemployee Directors
 As of September 30, 2005, there were 47,625 shares of the common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Nonemployee Directors, under which future grants ceased being available with the approval of the Stock Plan.  Under this plan, Directors could elect to receive a portion of their annual compensation in shares of Selective's common stock.  Selective issued 10,919 shares during Nine Months 2005 and 12,624 shares during Nine Months 2004 under this plan.

Employee Stock Purchase Plan
 Under Selective's Employee Stock Purchase Plan ("ESPP"), there are 244,231 shares of common stock available for purchase. The ESPP is available to all employees who meet its eligibility requirements.  The ESPP provides for the issuance of options to purchase shares of common stock.  The purchase price is the lower of:  (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised.  Shares are generally issued on June 30 and December 31 of each year.  Under the ESPP, Selective issued 24,051 shares to employees during Nine Months 2005 and 26,043 shares during Nine Months 2004.

The weighted-average fair value of options and stock granted per share for Selective's stock plans, during Nine Months 2005 and Nine Months 2004 is as follows:

	2005	2004
Stock options	$13.14	9.65
Restricted stock	45.12	34.83
Stock Compensation Plan for Nonemployee Directors	46.42	35.63
Employee Stock Purchase Plan (ESPP):
Six month option	3.18	2.27
15% of grant date market value	7.02	5.37
Total ESPP	$10.20	7.64

A summary of the stock option transactions under Selective's share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	contractual	Intrinsic Value
	of shares	Price	Life in years	($ in thousands)
Outstanding at January 1, 2005	927,276	$22.90
Granted 2005	140,663	44.65
Exercised 2005	(202,993)	21.49
Forfeited or expired 2005	(2,700)	19.44

Outstanding at September 30, 2005	862,246	$26.79	5.6	$19,061
Exercisable at September 30, 2005	721,583	$23.31	4.9	$18,464

The total intrinsic value of options exercised was $5.4 million during Nine Months 2005 and $4.0 million during Nine Months 2004.

A summary of the restricted stock transactions under Selective's share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Restricted Stock Awards at January 1, 2005	953,438	$26.69
Granted 2005	320,108	45.12
Vested 2005	(198,452)	22.98
Forfeited 2005	(4,479)	31.86

Restricted Stock Awards at September 30, 2005	1,070,615	$32.87

As of September 30, 2005, total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under Selective's stock plans was $16.4 million.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of restricted stock vested was $9.5 million for Nine Months 2005 and $5.1 million for Nine Months 2004.  In connection with the restricted stock vestings, the total fair value of the dividend reinvestment plan shares that also vested was $0.9 million during Nine Months 2005 and $0.6 million during Nine Months 2004.

NOTE 6.         Segment Information
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

The Insurance Operations and Diversified Insurance Services segments share either complementary (common marketing or distribution system) or vertical (one business uses another's products or services in its own product or supply output) services. Selective's commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are principally sold through Selective's appointed independent insurance agents.  Selective's managed care business provides services to its property and casualty insurance claims operations and to other insurance carriers.  Selective and its subsidiaries also provide services to each other in the normal course of business.  These transactions totaled $7.5 million for Third Quarter 2005 and $21.6 million for Nine Months 2005 compared with $7.8 million for Third Quarter 2004 and $21.3 million for Nine Months 2004.  These transactions are eliminated in all consolidated statements.

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

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Insurance Operations:
Commercial automobile net premiums earned	$82,657	78,456	238,805	225,323
Workers' compensation net premiums earned	74,843	67,003	217,925	195,872
General liability net premiums earned	93,151	79,125	268,160	227,648
Commercial property net premiums earned	42,963	38,970	124,345	113,139
Business owners' policy net premiums earned	11,505	12,534	34,974	37,249
Bonds net premiums earned	3,972	3,331	11,807	9,549
Other net premiums earned	183	233	597	681
Total commercial lines net premiums earned	309,274	279,652	896,613	809,461
Personal automobile net premiums earned	40,386	47,076	124,857	138,926
Homeowners' net premiums earned	9,536	8,700	27,819	25,468
Other net premiums earned	1,866	1,646	4,965	4,511
Total personal lines net premiums earned	51,788	57,422	157,641	168,905
Miscellaneous income	1,051	674	2,732	2,163
Total insurance operations revenues	362,113	337,748	1,056,986	980,529
Investments:
Net investment income	32,755	29,146	97,864	87,268
Net realized gain on investments	4,379	1,631	9,536	7,131
Total investment revenues	37,134	30,777	107,400	94,399
Diversified Insurance Services:
Human resource administration outsourcing	15,164	13,448	45,727	39,809
Flood insurance	10,690	8,992	26,059	21,952
Managed Care	4,656	4,536	14,660	14,613
Other	808	672	2,320	1,900
Total diversified insurance services revenues	31,318	27,648	88,766	78,274
Total all segments	430,565	396,173	1,253,152	1,153,202
Other income	2	14	79	242

Total revenues	$430,567	396,187	1,253,231	1,153,444

	Unaudited,		Unaudited,
Income, before federal income tax and cumulative effect	Quarter ended		Nine Months ended
of change in accounting by segment	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Insurance Operations:
Commercial lines underwriting	$19,127	6,365	52,827	27,414
Personal lines underwriting	(964)	(77)	(4,050)	(267)
Underwriting income, before federal income tax	18,163	6,288	48,777	27,147
Investments:
Net investment income	32,755	29,146	97,864	87,268
Net realized gain on investments	4,379	1,631	9,536	7,131
Total investment income, before federal income tax	37,134	30,777	107,400	94,399
Diversified Insurance Services:
Income before federal income tax	6,191	4,762	14,742	10,382
Total all segments	61,488	41,827	170,919	131,928
Interest expense	(3,983)	(3,611)	(12,648)	(11,534)
General corporate expenses	(3,298)	(1,977)	(11,023)	(6,600)
Income before federal income tax and cumulative
effect of change in accounting principle	$54,207	36,239	147,248	113,794

NOTE 7.         Retirement Plans
 The following tables relate to the costs of the Retirement Income Plan for Selective Insurance Company of America ("Retirement Income Plan") and the retirement life insurance component ("Retirement Life Plan") of the Welfare Benefits Plan for Employees of Selective Insurance Company of America.  For more information concerning these plans, refer to Note 15, "Retirement Plans" in Item 8 "Financial Statements and Supplementary Data" in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1,727	1,660	96	87
Interest cost	1,875	1,875	99	92
Expected return on plan assets	(2,323)	(1,672)	-	-
Amortization of unrecognized prior service cost	38	53	(9)	(8)
Amortization of unrecognized net loss	301	359	-	-
Net periodic cost	$1,618	2,275	186	171

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.75%	6.25	5.75	6.25
Expected return on plan assets	8.00%	8.25	-	-
Rate of compensation increase	4.00%	5.00	4.00	5.00

	Retirement Income Plan		Retirement Life Insurance Plan
	Unaudited,		Unaudited,
	Nine Months ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$5,323	4,464	295	253
Interest cost	5,583	5,491	288	284
Expected return on plan assets	(6,828)	(5,016)	-	-
Amortization of unrecognized prior service cost	113	159	(25)	(24)
Amortization of unrecognized net loss	877	931	-	-
Net periodic cost	$5,068	6,029	558	513

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.75%	6.25	5.75	6.25
Expected return on plan assets	8.00%	8.25	-	-
Rate of compensation increase	4.00%	5.00	4.00	5.00

Selective disclosed in Note 15 of the Notes to Consolidated Financial Statements, included in Item 8. "Financial Statements and Supplementary Data" of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, that it expected to contribute $8.0 million to its Retirement Income Plan in 2005.  Such contribution occurred during the first quarter of 2005 and Selective is currently not required to make any further contributions to the Retirement Income Plan during 2005.

NOTE 8.         Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2005 and Third Quarter 2004 are as follows:

Third Quarter 2005
($ in thousands)	Gross	Tax	Net
Net income	$54,207	14,930	39,277
Components of other comprehensive income:
Unrealized holding losses during the period	(19,501)	(6,825)	(12,676)
Reclassification adjustment	(4,375)	(1,531)	(2,844)
Other comprehensive loss	(23,876)	(8,356)	(15,520)
Comprehensive income	$30,331	6,574	23,757

Third Quarter 2004
($ in thousands)
Net income	$36,239	7,911	28,328
Components of other comprehensive income:
Unrealized holding gains during the period	50,883	17,809	33,074
Reclassification adjustment	(1,519)	(532)	(987)
Other comprehensive income	49,364	17,277	32,087
Comprehensive income	$85,603	25,188	60,415

The components of comprehensive income, both gross and net of tax, for Nine Months 2005 and Nine Months 2004 are as follows:

Nine Months 2005
($ in thousands)	Gross	Tax	Net
Net income	$148,009	40,554	107,455
Components of other comprehensive income:
Unrealized holding losses during the period	(26,266)	(9,193)	(17,073)
Reclassification adjustment	(9,486)	(3,320)	(6,166)
Other comprehensive loss	(35,752)	(12,513)	(23,239)
Comprehensive income	$112,257	28,041	84,216

Nine Months 2004
($ in thousands)	Gross	Tax	Net
Net income	$113,794	29,064	84,730
Components of other comprehensive income:
Unrealized holding gains during the period	14,027	4,909	9,118
Reclassification adjustment	(6,969)	(2,439)	(4,530)
Other comprehensive income	7,058	2,470	4,588
Comprehensive income	$120,852	31,534	89,318

NOTE 9.         Stockholders' Equity

Effective April 26, 2005, the Board of Directors (i) approved a new plan to repurchase up to 5.0 million shares of Selective common stock through April 26, 2007, and (ii) cancelled the existing stock repurchase program, under which Selective could have repurchased 2.4 million shares through November 30, 2005. Under the new plan, Selective repurchased approximately 265,000 shares at a cost of $13.0 million during Third Quarter 2005 and 335,000 shares at a cost of $16.3 million during Nine Months 2005.

Note 10.          Commitments and Contingencies
Included in Other Investments are investments in limited partnerships of approximately $55.9 million as of September 30, 2005, and $44.1 million as of December 31, 2004.  At December 31, 2004, Selective had additional investment commitments of up to $47.1 million, of which $10.9 million were paid during Nine Months 2005.  At September 30, 2005, Selective has contractual obligations that expire at various dates through 2016 to further invest up to $52.5 million in these limited partnerships.  There is no certainty that any such additional investment will be required.

Note 11.          Litigation
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings.  Some of these lawsuits attempt to establish liability under insurance contracts issued by our insurance subsidiaries.  Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective's operations in certain ways.  Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

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

Introduction
Selective Insurance Group, Inc., ("Selective") offers property and casualty insurance products and diversified insurance services through its various subsidiaries.  Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.

The purpose of the Management's Discussion and Analysis ("MD&A") is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Selective's consolidated financial statements in Selective's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  For convenience and reading ease, we have written the MD&A in the first person plural.

In the MD&A, we will discuss and analyze the following:

  Highlights of results for third quarters ended September 30, 2005 ("Third Quarter 2005") and September 30, 2004 ("Third Quarter 2004") and the nine-month periods ended September 30, 2005 ("Nine Months 2005") and September 30, 2004 ("Nine Months 2004").

  Results of Operations and Related Information by Segment

  Financial Condition, Liquidity, and Capital Resources

  Federal Income Taxes

  Critical Accounting Policies and Estimates

  Adoption of Accounting Pronouncement

  Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

Highlights of Third Quarter 2005 and Nine Months 2005 Results

Financial Highlights	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands, except per share amounts)	2005	2004	Change		2005	2004	Change

Revenues	$430,567	396,187	9%		$1,253,231	1,153,444	9%

Net income before cumulative effect
of change in accounting principle	39,277	28,328	39		106,960	84,730	26
Net income	39,277	28,328	39		107,455	84,730	27
Diluted net income before cumulative
effect of change in accounting principle per share	1.25	0.90	39		3.39	2.70	26
Diluted net income per share	1.25	0.90	39		3.41	2.70	26
Diluted weighted-average outstanding shares	32,131	32,398	(1)%		32,235	32,340	-%
GAAP combined ratio	95.0%	98.1	(3.1)	pts	95.4%	97.2	(1.8)	pts
Statutory combined ratio	94.3%	96.2	(1.9)		94.2%	95.6	(1.4)
Annualized return on average equity	16.6%	14.0	2.6	pts	15.6%	14.3	1.3	pts

  Revenues increased in Third Quarter 2005 compared to Third Quarter 2004 and in Nine Months 2005 compared to Nine Months 2004, primarily due to net premiums earned ("NPE") growth of 7% in Third Quarter 2005 as compared to Third Quarter 2004 and 8% in Nine Months 2005 compared to Nine Months 2004.  Increases in NPE are attributed to the following:

    Direct voluntary new business written of $74.3 million in the Third Quarter 2005 compared to $66.6 million in Third Quarter 2004, and $221.7 million in Nine Months 2005 compared to $212.5 million in Nine Months 2004;

    Commercial Lines renewal retention which remained level in Third Quarter 2005 and Nine Months 2005 compared to Third Quarter 2004 and Nine Months 2004; and

    Commercial Lines renewal premium price increases, including exposure, that averaged 2% in Third Quarter 2005 and 4% in Nine Months 2005 compared to 9% in Third Quarter 2004 and 10% in Nine Months 2004.

  Net income increased in Third Quarter 2005 compared to Third Quarter 2004 and in Nine Months 2005 compared to Nine Months 2004 primarily due to:

    Commercial Lines pricing and underwriting improvements;

    Lower weather-related catastrophe losses, which reduced net income by $0.3 million after tax in the Third Quarter 2005 and $1.1 million after tax in Nine Months 2005, compared to $7.9 million after tax in Third Quarter 2004 and $12.7 million after tax in Nine Months 2004; and

    After-tax investment income, which increased $3.6 million, or 16%, for Third Quarter 2005 as compared to Third Quarter 2004 and $10.1 million, or 15%, for Nine Months 2005 as compared to Nine Months 2004. These increases were the result of strong operating cash flows of $279.4 million in Nine Months 2005, which increased invested assets to $3.1 billion at September 30, 2005, an increase of 12%, compared to $2.7 billion at September 30, 2004.

  Results of Operations and Related Information by Segment

  Insurance Operations

  Our Insurance Operations segment writes our property and casualty insurance business in 6 insurance subsidiaries ("Insurance Subsidiaries").  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 20 states in the Eastern and Mid-Western United States through approximately 750 independent insurance agencies, but is authorized to do business in all 50 states.  Our Insurance Operations segment consists of two components:  (i) commercial lines ("Commercial Lines"), which markets primarily to businesses, and represents approximately 86% of net premiums written ("NPW"), and (ii) personal lines ("Personal Lines"), which markets primarily to individuals and represents approximately 14% of NPW.

             Underwriting Results

  The Insurance Operations segment derives substantially all of its revenues from NPE, which are the premiums recognized as revenue ratably over the life of the insurance policies.  The Company writes predominantly 12 month policies.  Expenses fall into two categories:  (i) losses from claims and various expenses associated with settling those claims, such as legal fees, adjustors salaries, etc. ("loss expenses"), and (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits.

  Under GAAP, the underwriting performance of insurance companies is measured by four key ratios:

  Loss and loss expense ratio, which is determined by dividing incurred loss and loss expenses by NPE;

  Underwriting expense ratio, which is determined by dividing all expenses related to the issuance of insurance policies by NPE;

  Dividend ratio, which is determined by dividing policyholder dividends by NPE; and

  Combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.

  A combined ratio under 100% indicates that an insurance company is generating an underwriting profit and a combined ratio over 100% indicates that an insurance company is generating an underwriting loss.

  As part of the regulation of Selective's Insurance Subsidiaries in the various states, Selective is required to file financial statements with the various states prepared in accordance with accounting practices prescribed by, or permitted by, the subsidiary's state of domicile ("Statutory Accounting Practices" or "SAP"), which have been promulgated by the National Association of Insurance Commissions ("NAIC") and adopted by the various states.  SAP differs from GAAP accounting in many ways, but the most notable underwriting income related differences impacting Selective are as follows:

  Under SAP, underwriting expenses are recognized when incurred; whereas under GAAP , underwriting expenses are deferred and amortized over the life of the policy.

  Under SAP, the underwriting expense ratio is calculated using NPW as the denominator; whereas NPE is used as the denominator under GAAP.

  Under SAP, the results of our flood line of business are included in our insurance operations segment, whereas under GAAP, these results are included within our Diversified Insurance Services segment.

  We make extensive use of SAP information in the management of the Insurance Operations.  Many of our rating agencies also use SAP information to evaluate our performance and for industry comparative purposes.

             Summary of Insurance Operations

All Lines	Unaudited Quarter ended				Unaudited Nine months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change
GAAP Insurance Operations Results:
NPW	$383,402	356,451	8%		1,149,801	1,080,963	6%
NPE	361,062	337,074	7		1,054,254	978,366	8
Less:
Losses and loss expenses incurred	230,803	224,842	3		675,034	644,309	5
Net underwriting expenses incurred	110,362	104,758	5		326,368	303,671	7
Dividends to policyholders	1,733	1,186	46		4,075	3,239	26
Underwriting income	$18,164	6,288	189%		48,777	27,147	80%
GAAP Ratios:
Loss and loss expense ratio	63.9%	66.7	(2.8)	pts	64.0%	65.9	(1.9)	pts
Underwriting expense ratio	30.6%	31.0	(0.4)		31.0%	31.0	-
Dividends to policyholders ratio	0.5%	0.4	0.1		0.4%	0.3	0.1
Combined ratio	95.0%	98.1	(3.1)		95.4%	97.2	(1.8)
Statutory Ratios:
Loss and loss expense ratio[1]	63.9%	66.3	(2.4)		63.9%	65.6	(1.7)
Underwriting expense ratio[1]	29.9%	29.5	0.4		29.9%	29.7	0.2
Dividends to policyholders ratio	0.5%	0.4	0.1		0.4%	0.3	0.1
Combined ratio[1]	94.3%	96.2	(1.9)	pts	94.2%	95.6	(1.4)	pts

  1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 95.3% for the Third Quarter 2005 and 94.9% for the Nine Months 2005. The total Statutory Combined Ratio excluding flood is 97.1% for the Third Quarter 2004 and 96.2% for the Nine Months 2004.

    NPW increased due to:
      Direct voluntary new business written of $74.3 million in the Third Quarter 2005 compared to $66.6 million in Third Quarter 2004 and $221.7 million in Nine Months 2005 compared to $212.5 million in Nine Months 2004;
      Commercial Lines renewal retention which remained level in Third Quarter 2005 and Nine Months 2005 compared to Third Quarter 2004 and Nine Months 2004;
      Commercial Lines renewal premium price increases that averaged 2% in Third Quarter 2005 and 4% in Nine Months 2005 compared to 9% in Third Quarter 2004 and 10% in Nine Months 2004; and
      Increased competition in the New Jersey personal automobile market partially offsets the items above, and resulted in a 13% reduction in the number of cars we insure since September 30, 2004 and an average decrease of 6% in New Jersey personal automobile premium per policy, including exposure changes, over the twelve month period ending September 30, 2005.  However, there has been recent stabilization of this trend as there has only been a 1% reduction in the number of cars in Third Quarter 2005, compared to a 7% reduction in the first six months of 2005.

    The improvement in Third Quarter 2005 and Nine Months 2005 GAAP loss and loss expense ratio when compared to Third Quarter and Nine Months 2004 was primarily attributable to: (i) a decrease in weather-related catastrophe losses, which accounted for $0.5 million in incurred losses or 0.1 points of the GAAP loss and loss expense ratio for the Third Quarter 2005 and $1.7 million in incurred losses or 0.2 points of the GAAP loss and loss expense ratio for the Nine Months 2005, compared to $12.2 million or 3.6 points for Third Quarter 2004 and $19.5 million in incurred losses or 2.0 points of the GAAP loss and loss expense ratio for the Nine Months 2004; and (ii) increased premium rates and underwriting improvements mainly in our Commercial Lines business. These improvements were partially offset by the personal automobile reserve increase in the second quarter of 2005.  For further discussion regarding this reserve increase see our Personal Lines discussion below.

  Insurance Operations Outlook

  Industry loss estimates from Hurricanes Katrina and Rita range from $35 billion to $50 billion.  Due to our lack of exposure to the affected areas, our losses were only $0.3 million.  In addition, Hurricane Wilma, which struck in October 2005, is expected to cause industry losses of $5 billion to $10 billion.  The estimated losses from the hurricanes may offset the underwriting profit generated by the industry for the first six months of 2005.  Year-to-date earnings for reinsurers with large property catastrophe exposure may be impacted materially by the estimated hurricane losses.  These events may result in credit rating actions on reinsurers and will likely have an impact on the pricing and availability of reinsurance.  They may also contribute to stabilization in the primary insurance marketplace, which has seen a downward pricing trend indicating softening of the commercial market and a higher level of competition.  Our expectation is that while there may be some moderation in the downward pricing trends, there will continue to be pricing pressure in both commercial and personal lines.  There are higher levels of competition in the marketplace as companies try to increase market share, but industry fundamentals are conducive to sound pricing.  Those fundamentals include the following: (i) a low interest rate environment, compared to historical levels, (ii) increasing loss cost trends, (iii) higher reinsurance costs than historic levels, (iv) rating agency pressures to maintain operating returns, and (v) greater information availability and transparency in the industry.  As the pricing environment and industry fundamentals continue to change, we must continually balance the competitive pressures to reduce prices with preservation of the franchise and providing returns to stockholders.  Ultimately, we strive to outperform the industry regardless of the market conditions.

  In order to generate ongoing profitable organic growth in a competitive property and casualty marketplace, we have adopted several key strategies:

  Market Planning. Through business demographic and geographic analysis,: (i) identifies underserved markets in existing territories; (ii) identifies other areas for potential organic growth that may require additional agent appointments or field underwriter deployment; (iii) enhances our ability to replicate success across different markets;

  Knowledge Management and Predictive Modeling. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions; and

  Expense Management. We are focusing on underwriting and claims efficiency measures, encouraging employees to eliminate unnecessary spending and non value-added work.

  In addition, the Terrorism Risk Insurance Act of 2002 ("TRIA") is currently scheduled to expire on December 31, 2005.  The characteristics of terrorism risks make its insurability by the private sector alone very problematic.  Given the demand for terrorism insurance, the cancellation of TRIA without other arrangements for addressing terrorism would significantly impact the insurance market.  Please refer to Selective's Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our exposure to, and protection from, terrorist events.

  For the remainder of 2005, barring significant catastrophe losses, we expect continued positive earnings momentum from our Insurance Operations, as compared to 2004.

  Review of Underwriting Results by Line of Business

          Commercial Lines Results

Commercial Lines	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change
GAAP Insurance Operations Results:
NPW	$330,664	297,469	11%		996,321	908,298	10%
NPE	309,274	279,652	11		896,613	809,461	11
Less:
Losses and loss expenses incurred	193,057	182,957	6		556,276	520,476	7
Net underwriting expenses incurred	95,357	89,144	7		283,435	258,332	10
Dividends to policyholders	1,733	1,186	46		4,075	3,239	26
Underwriting income	$19,127	6,365	201%		52,827	27,414	93%
GAAP Ratios:
Loss and loss expense ratio	62.4%	65.4	(3.0)	pts	62.0%	64.3	(2.3)	pts
Underwriting expense ratio	30.8%	31.9	(1.1)		31.6%	31.9	(0.3)
Dividends to policyholders ratio	0.6%	0.4	0.2		0.5%	0.4	0.1
Combined ratio	93.8%	97.7	(3.9)		94.1%	96.6	(2.5)
Statutory Ratios:
Loss and loss expense ratio	62.8%	65.3	(2.5)		62.2%	64.2	(2.0)
Underwriting expense ratio	30.6%	30.8	(0.2)		30.4%	30.5	(0.1)
Dividends to policyholders ratio	0.6%	0.4	0.2		0.5%	0.4	0.1
Combined ratio	94.0%	96.5	(2.5)	pts	93.1%	95.1	(2.0)	pts

    The increases in NPW and NPE were the result of:
      Direct voluntary new business written of $63.1 million for Third Quarter 2005, an 11% increase compared to $57.0 million in direct voluntary new business written in Third Quarter 2004, and $193.5 million in direct voluntary new business written in Nine Months 2005, a 4% increase when compared to $187.0 million in Nine Months 2004;
      Year-on-year renewal retention remained level for Third Quarter 2005 and Nine Months 2005; and
      Renewal premium price increases, including exposure that averaged 2% for Third Quarter 2005 and 4% for Nine Months 2005, compared to 9% for Third Quarter 2004 and 10% for Nine Months 2004.

    The improvement in the GAAP loss and loss expense ratio is attributable to:
      Lower weather-related catastrophe losses, which accounted for only 0.1 points of the GAAP loss and loss expense ratio for Third Quarter 2005 and 0.1 points for Nine Months 2005, compared to 3.9 points for Third Quarter 2004 and 2.1 points for Nine Months 2004; and
      Third Quarter loss trends for Commercial Lines that were down 1% versus an increase in premium earned of 4% on a policy basis.  Workers' compensation continues to drive loss costs higher, as loss trends were up 18% over the twelve month period ended September 30, 2005 compared with only a 9% increase in premium earned on a policy basis over the same period.

          Commercial Automobile

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$85,942	83,622	3%		257,858	250,431	3%
Statutory combined ratio	79.4%	80.9	(1.5)	pts	82.7%	84.3	(1.6)	pts
% of total statutory commercial NPW	26%	28			26%	28

  These results reflect the cumulative effect of price increases over the last five years, underwriting improvements, and favorable prior year loss and loss expense development in Nine Months 2005 of approximately $14 million.

          General Liability

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$99,892	86,855	15%		301,852	261,918	15%
Statutory combined ratio	98.3%	100.7	(2.4)	pts	96.5%	96.4	0.1	pts
% of total statutory commercial NPW	30%	29			30%	29

  Our solid performance in this line reflects ongoing underwriting, pricing and loss control initiatives over the past five years.

          Workers' Compensation

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$78,955	66,785	18%		248,273	220,649	13%
Statutory combined ratio	117.9%	110.7	7.2	pts	114.1%	107.2	6.9	pts
% of total statutory commercial NPW	24%	22			25%	24

  Overall, this line is not profitable, primarily due to adverse prior year loss and loss expense development in Nine Months 2005 of approximately $11 million driven by increasing medical costs.  As noted above, our overall commercial GAAP combined ratio, including workers' compensation, is a profitable 93.8% for the Third Quarter 2005 and 94.1% for the Nine Months 2005.  We write workers' compensation because the commercial marketplace demands that we include it as a part of our product portfolio.  We have implemented corrective actions to restore profitability including a comprehensive workers' compensation strategy that combines basic underwriting execution and our Knowledge Management strategy discussed in the "Insurance Operations Outlook" section above.  Our strategy consists of:  (i) a profitability plan for each of our primary operating states; (ii) defined underwriting appetites and enhanced guidelines within selected classes of those we insure; (iii) on-line tools that enhance risk selection and ease of use; (iv) multi-disciplinary teams to review loss drivers, including claims performance, loss control risk improvement, premium audit automation, and loss leakage; and (v) new information tools, such as predictive modeling, to price risks in a more granular fashion.

        Commercial Property

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$49,862	44,540	12%		139,108	125,247	11%
Statutory combined ratio	68.6%	87.6	(19.0)	pts	69.3%	86.8	(17.5)	pts
% of total statutory commercial NPW	15%	15			14%	14

  The improvement in the statutory combined ratio is primarily attributable to higher prices and underwriting improvements that have been made over the past five years, including better insurance-to-value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.  This line also benefited from low weather-related catastrophe losses during Third Quarter 2005 of $0.5 million, or 1.1 points, and $0.8 million, or 0.6 points, for Nine Months 2005 compared to $10.2 million, or 26.2 points, during Third Quarter 2004 and $14.7 million, or 13.0 points, during Nine Months 2004.

        Business Owners' Policy

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$11,392	11,410	-%		34,955	37,729	(7)%
Statutory combined ratio	108.4%	120.6	(12.2)	pts	101.6%	111.2	(9.6)	pts
% of total statutory commercial NPW	4%	4			4%	4

  The decrease in premiums in this line is due to the elimination of certain classes of business from our underwriting eligibility guidelines.  The improvement in the statutory combined ratio in this line of business is the result of pricing and underwriting actions that were taken over the past year, including ceasing to underwrite certain classes of business that have been consistently unprofitable and focusing growth on more profitable segments.

          Bonds

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$4,602	4,246	8%		13,409	11,522	16%
Statutory combined ratio	79.9%	88.6	(8.7)	pts	76.6%	117.9	(41.3)	pts
% of total statutory commercial NPW	1%	2			1%	1

  Improvements in our bond line of business during 2005 reflect enhancements to the bond underwriting process over the past several years, including the successful rollout of our automated bond system.  Nine Months 2004 included a charge of approximately $2.0 million, or 20.8 points, which related to salvage and subrogation recoverables for prior accident years.

          Commercial Lines Outlook

  The impact of Hurricanes Katrina, Rita and Wilma may contribute to stabilization in the primary insurance marketplace as discussed in the "Insurance Operations Outlook" section above.  However, there has been a downward pricing trend, which indicates softening of the commercial market and a higher level of competition. We expect this more competitive environment to continue for the foreseeable future.  However, with a 1% market share in our 20 primary states, (based on our Commercial Lines NPW of $1 billion in 2004), we believe there are substantial opportunities for growth in our current operating territories.  To capitalize on these opportunities, we have established certain strategic initiatives including Market Planning, discussed in the "Insurance Operations Outlook" section above, which identify organic growth opportunities in underserved markets and potential growth areas.  We believe our actions should allow us to continue to profitably grow our commercial business.

          Personal Lines Results

Personal Lines	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change
GAAP Insurance Operations Results:
NPW	$52,738	58,982	(11)%		153,480	172,665	(11)%
NPE	51,788	57,422	(10)		157,641	168,905	(7)
Less:
Losses and loss expenses incurred	37,746	41,885	(10)		118,758	123,833	(4)
Net underwriting expenses incurred	15,005	15,614	(4)		42,933	45,339	(5)
Underwriting income (loss)	$(963)	(77)	(1,151)%		(4,050)	(267)	(1,417)%
GAAP Ratios:
Loss and loss expense ratio	72.9%	72.9	-	pts	75.3%	73.3	2.0	pts
Underwriting expense ratio	29.0%	27.2	1.8		27.2%	26.8	0.4
Combined ratio	101.9%	100.1	1.8		102.5%	100.1	2.4
Statutory Ratios:
Loss and loss expense ratio[1]	70.6%	71.1	(0.5)		74.0%	72.6	1.4
Underwriting expense ratio[1]	25.8%	23.5	2.3		26.5%	24.9	1.6
Combined ratio[1]	96.4%	94.6	1.8	pts	100.5%	97.5	3.0	pts
[1] The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 103.1% for the Third Quarter 2005 and 105.0% for the Nine Months 2005. The total Statutory Combined Ratio excluding flood is 99.9% for the Third Quarter 2004 and 101.1% for the Nine Months 2004.

  Personal Lines NPW decreased primarily due to increased competition in New Jersey personal automobile (discussed below).

  The Personal Lines GAAP loss and loss expense ratio remained flat in Third Quarter 2005 compared to Third Quarter 2004, whereas the ratio increased for the Nine Months 2005 compared Nine Months 2004 primarily due to the judicial ruling described below.  Partially offsetting this increase were improvements in weather-related catastrophe losses, which were only 0.2 points in Nine Months 2005, compared to 1.4 points in Nine Months 2004.

  The Personal Lines GAAP underwriting expense ratios continue to be pressured by declining premiums, which are outpacing overall reductions in underwriting expenses, thereby negatively impacting the ratios.  The reductions in the overall underwriting expenses are primarily attributable to increases in our ceded NJ Homeowners Quota share program and reductions in our New Jersey and New York limited assignment and distribution ("LAD") charges.

          Personal Automobile

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$39,521	47,216	(16)%		118,671	141,225	(16)%
Statutory combined ratio	104.2%	95.4	8.8	pts	107.1%	97.0	10.1	pts
% of total statutory personal NPW	75%	80			77%	82

  The Third Quarter 2005 and Nine Months 2005 statutory combined ratios, compared to Third Quarter 2004 and Nine Months 2004, were negatively impacted by decreases in statutory NPW.  The statutory combined ratio for Nine Months 2005 compared to Nine Months 2004 was also negatively impacted by our increase in New Jersey personal automobile reserves during the second quarter of 2005 to address the New Jersey Supreme Court decision to eliminate the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey's Automobile Insurance Cost Reduction Act ("AICRA").  The reserving action was based on an analysis of our claim files and loss experience pre- and post- AICRA, which resulted in an increase to our New Jersey personal automobile reserves of  $13.0 million for the six months ended June 30, 2005, as well as an increase to our combined ratio of 3.2 points for Third Quarter 2005.  This impact on our combined ratio is expected to continue over the remainder of the year.  The implementation of AICRA, combined with our rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the last two years.  However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation resulted in the elimination of an excess profits reserve of $5.5 million, or 4.4 points, for Nine Months 2005. During Third Quarter 2005, losses developed in accordance with the expectations that led to the reserve addition.

  The decreases in statutory NPW were primarily due to increased competition in the New Jersey automobile market, which represents approximately 70% of our total personal automobile NPW.  The increase in competition reflects many new market entrants in New Jersey, including well-capitalized national carriers, and fewer regulatory constraints, which has resulted in a 13% reduction in the number of cars we insure since September 30, 2004.  Recently, this trend has stabilized and there was a 9% reduction in cars we insure in Nine Months 2005 and only a 1% reduction in Third Quarter 2005.  As a result of improving performance and as a response to this increased competition, we were able to decrease average premium per policy by 6% including exposure, for New Jersey personal automobile business in 2005.  The aforementioned adverse New Jersey Supreme Court decision last quarter has also contributed to a deterioration in profitability.

  Given the New Jersey market conditions, we continue to review our position and will take additional actions as necessary.  At present, we are continuing to implement a series of rating and underwriting initiatives targeting the best accounts and are considering the potential withdrawal of certain previously filed New Jersey personal automobile rate decreases.  New Jersey personal automobile now represents only 7% of company-wide premiums. For the balance of 2005, we expect our New Jersey personal automobile business to generate a statutory combined ratio of 101.0%.

          Homeowners

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Statutory NPW	$11,140	9,964	12%		29,603	26,736	11%
Statutory combined ratio	98.6%	128.5	(29.9)	pts	97.5%	117.2	(19.7)	Pts
% of total statutory personal NPW	21%	17			19%	15

  Our overall performance reflects lower catastrophe losses and premium growth.  Weather-related catastrophe losses were only $0.1 million, or 0.8 points, during Third Quarter 2005 and $0.4 million or 1.4 points, for Nine Months 2005 compared to $0.9 million, or 10.3 points, during Third Quarter 2004 and $2.1 million, or 8.1 points, during Nine Months 2004.  In addition, we added $2.0 million to our homeowners' reserves during Third Quarter 2004.  This action resulted from unfavorable trends in claims related to groundwater contamination from leaking underground heating oil storage tanks in New Jersey that added 23.0 points to the statutory combined ratio for Third Quarter 2004 and 7.9 points for Nine Months 2004.  Increased frequency of claims was triggered, in part, by New Jersey's robust real estate market that led to an increase in home tank inspections.

          Personal Lines Outlook

  Personal Lines comprise nearly half of all U.S. property & casualty premiums. In our 20-state footprint, independent agents control more than $37 billion in personal automobile and homeowners' premium.  Based on our belief that independent agents will continue to control a meaningful market share, our strategy is designed to differentiate Selective from the other companies that compete in the agency channel through market consistency, breadth of appetite, and ease of doing business.  We believe that building a Personal Lines operation that can deliver consistent profitability will help to mitigate the commercial lines pricing cycles.

  Reinsurance

  On July 1, 2005, we entered into, and settled, a commutation agreement with one of our reinsurers that had no impact on Third Quarter 2005 or the Nine Months 2005.  Additionally, our reinsurance renewal negotiations for our July 1, 2005 excess of loss treaties were completed. Highlights include the following:

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

  Terrorism losses covered up to $54 million in the aggregate; excludes nuclear, biological, chemical or radiological events (covered under our terrorism treaty for $45.0 million excess of a $15.0 million retention).

          Casualty Excess of Loss

  Restructured the casualty treaty to two separate contracts to more efficiently transfer workers' compensation ("WC") risk, while retaining more of the predictable casualty lines.

  First treaty covers WC losses only; up to $3 million in excess of a $2 million retention per occurrence; provides up to $18 million in aggregate annual limits; WC losses have more reinsurance than under previous contract, which covered 50% for losses of $3 million in excess of a $2 million retention.

  Second treaty covers all casualty business, including WC, up to $45 million in excess of $5 million per occurrence; all casualty lines except WC will be subject to a retention of $5 million; under the expired program, reinsurance covered 50% for all losses of $3 million in excess of a $2 million retention.

  First layer ($3 million excess of $2 million) premium reduced $1.2 million or 22%, due to elimination of non-WC coverage.

  Upper layers ($45 million excess of $5 million) rates reduced 7%; offset by increase in subject premium, producing a modest premium increase of $0.1 million.

  Overall estimated premium of $13.5 million compared to expired $14.6 million.

  Estimated additional retained non-WC losses of $2.5 million offset by $1.1 million in premium reduction, yield a total cost increase under new structure of $1.4 million; substantially lower than the cost to renew the expiring casualty reinsurance program.

  Obtained higher annual aggregate terrorism limits of $115 million for both casualty treaties, compared to $93 million for expired contract; excludes nuclear, biological, chemical or radiological losses (covered under Terrorism treaty for $45.0 million excess of a $15.0 million retention).

  Investments

  Our Investments segment preserves capital and generates earnings through the investment of capital from the Insurance Operations and Diversified Insurance Services segments.  Our investment portfolio consists primarily (83%) of fixed maturity investments, but we also hold short-term investments, equity securities, and other investments.  Our investment philosophy is to maximize after-tax returns over extended periods of time while providing liquidity and preserving assets and stockholders' equity.

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
($ in thousands)	2005	2004	Change		2005	2004	Change

Net investment income - before tax	$32,755	29,146	12%		$97,864	87,268	12%
Net investment income - after tax	25,558	21,965	16		75,451	65,343	15
Effective tax rate	22.0%	24.6	(2.6)	pts	22.9%	25.1	(2.2)	pts
Annual after-tax yield on investment portfolio					3.4%	3.4	-

  Growth in net investment income, before tax, of $3.6 million in Third Quarter 2005 compared to Third Quarter 2004 was primarily attributable to: (i) increased invested assets and (ii) increased income of approximately $0.8 million from investments in various limited partnerships.  The value of the investment portfolio reached $3.1 billion at September 30, 2005, an increase of 12% compared to $2.7 billion at September 30, 2004.  The increase in invested assets was due to substantial cash flows from operations of $367.1 million in full year 2004 and $279.4 million in Nine Months 2005. Our debt offering in November 2004 added approximately $50 million in assets.  However, growth in net investment income in 2005 was dampened by lower available reinvestment rates on fixed maturities that matured over the past year.  Although short-term interest rates have risen, investment yields on new money are still lower than the overall portfolio yield, which continues to put pressure on overall investment returns.

  We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 83% of invested assets.  Sixty-eight percent of our fixed maturities portfolio is rated "AAA," while the portfolio has an average rating of "AA," Standard & Poor's second highest credit quality rating.  High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade.

  The following table presents the Moody's and Standard & Poor's ratings of our fixed maturities portfolio:

	Unaudited
	September 30,	December 31,
Rating	2005	2004
Aaa/AAA	68%	64%
Aa/AA	18%	21%
A/A	10%	11%
Baa/BBB	4%	4%
Total	100%	100%

  Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. The average duration of the fixed maturity portfolio, excluding short-term investments, was 4.4 years at September 30, 2005 compared with 4.3 years at September 30, 2004.  To provide liquidity, while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity and provide a source of predictable cash flow. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders, and the policyholders of our Insurance Subsidiaries and, enhance our financial strength and underwriting capacity.

  At September 30, 2005, our investment portfolio included three non-investment grade securities (lower than a BBB- rating) with an amortized cost and fair value of $10.5 million, or 0.4% of the portfolio.  At December 31, 2004, non-investment grade securities in our investment portfolio represented 0.2% of the portfolio, with an amortized cost of $5.0 million, and a fair value of $5.1 million.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  We did not have a material investment in non-traded securities at September 30, 2005 or December 31, 2004.

  We regularly review our entire investment portfolio for declines in value.  If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income.  Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  During Nine Months 2005, we wrote-off one investment that we concluded was impaired during the second quarter of 2005 for other than temporary declines in fair value of $1.2 million.  The FASB recently adopted recommendations by its staff to nullify strict interpretations regarding the effects of fluctuations in interest rates on the market value of securities when determining whether an investment is other-than-temporarily impaired.  We believe this solidified our approach in evaluating our portfolio for other-than-temporary impairment.  Our evaluation for other than temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:

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

  Any buy/hold/sell recommendations or price projections published by outside investment advisors; and

  Any rating agency announcements.

  Realized Gains and Losses
  Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income.  Our Investments segment included net realized gains before tax of $4.4 million in Third Quarter 2005 compared to $1.6 million of net realized gains in Third Quarter 2004, and $9.5 million in net realized gains in Nine Months 2005 compared to $7.1 million in realized gains in Nine Months 2004.  The majority of the increase in net realized gains reflects the sale of certain long-term equity holdings during Third Quarter 2005.  These realized gains were offset by an impairment charge from one write-down for other than temporary declines in fair value of $1.2 million in the Nine Months 2005.  There were no write-downs in Third Quarter 2005, Third Quarter 2004, or Nine Months 2004.  We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio.  Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes.  We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.

  The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Nine Months ended	Nine Months ended
($ in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Held-to-maturity fixed maturities
Gains	$4	112	50	162
Losses	-	-	-	-
Available-for-sale fixed maturities
Gains	776	1,047	1,152	4,302
Losses	(756)	(428)	(2,699)	(4,898)
Available-for-sale equity securities
Gains	5,638	1,847	14,299	9,213
Losses	(1,283)	(947)	(3,266)	(1,648)
Total net realized gains	$4,379	1,631	9,536	7,131

  Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio is 4.4 years while the Insurance Subsidiaries liabilities have a duration of approximately 2.6 years.  The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk.  The duration mismatch is managed with a laddered maturity structure that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio.

  We realized gains and losses from the sale of available-for-sale debt and equity securities during Third Quarter and Nine Months 2005 and Third Quarter and Nine Months 2004.  The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	September 30, 2005		September 30, 2004
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$5.0	-	5.0	0.1
7 - 12 months	11.6	0.3	17.5	0.2
Greater than 12 months	9.1	0.2	-	-
Total fixed maturities	25.7	0.5	22.5	0.3
Equity Securities:
0 - 6 months	1.5	0.2	3.2	1.0
7 - 12 months	3.7	1.0	-	-
Greater than 12 months	0.7	0.1	-	-
Total equity securities	5.9	1.3	3.2	1.0
Total	$31.6	1.8	25.7	1.3

Period of time in an	Unaudited		Unaudited
unrealized loss position	Nine Months ended		Nine Months ended
($ in millions)	September 30, 2005		September 30, 2004
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$34.8	0.5	104.7	4.6
7 - 12 months	26.5	0.5	17.5	0.2
Greater than 12 months	27.3	0.9	-	-
Total fixed maturities	88.6	1.9	122.2	4.8
Equity Securities:
0 - 6 months	4.2	1.0	10.0	1.6
7 - 12 months	3.7	1.0	-	-
Greater than 12 months	0.7	0.1	-	-
Total equity securities	8.6	2.1	10.0	1.6
Total	$97.2	4.0	132.2	6.4

  These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk during the period of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.

  Unrealized Losses
  The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position at September 30, 2005 and December 31, 2004:

Period of time in an unrealized loss	Unaudited
Position	September 30, 2005		December 31, 2004
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 - 6 months	$759.0	5.7	349.7	2.1
7 - 12 months	217.5	4.0	60.0	1.1
Greater than 12 months	64.5	1.5	5.8	0.1
Total fixed maturities	1,041.0	11.2	415.5	3.3
Equities:
0 - 6 months	9.1	0.3	3.1	0.2
7 - 12 months	-	-	2.0	0.1
Greater than 12 months	-	-	-	-
Total equity securities	9.1	0.3	5.1	0.3
Total	$1,050.1	11.5	420.6	3.6

  Broad changes in the overall market or interest rate environment generally do not lead to impairment charges.  We believe the fluctuations in the fair value of fixed maturities and the increase in the associated gross unrealized loss since December 31, 2004 were primarily due to higher interest rates.  As of September 30, 2005, there are 295 securities in an unrealized loss position.

  The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at September 30, 2005 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$42.7	42.0
Due after one year through five years	471.5	466.0
Due after five years through ten years	492.1	487.5
Due after ten years through fifteen years	45.9	45.5
Due after fifteen years	-	-
Total	$1,052.2	1,041.0

  Investments Outlook

  We believe that pre-tax investment income will continue to grow as a result of strong cash flow from Insurance Operations, and the potential rise in interest rates, in combination with our allocation of new cash flow primarily to fixed income securities.  As the Federal Reserve is not expected to finish its monetary tightening cycle until mid -2006, we expect continued volatility in the fixed income market during the remainder of 2005.  To manage our interest rate risk, we aim to keep portfolio duration stable and to maintain a well-laddered maturity structure for our bond portfolio. With regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations.

  Diversified Insurance Services Segment

  Our Diversified Insurance Services segment provides fee-based revenues that help mitigate potential volatility in the results of operations of our Insurance Operations segment.  These revenues contribute to earnings and increase operating cash flow.  Our Diversified Insurance Services segment provides:  (i) human resource administration outsourcing ("HR Outsourcing") products and services; (ii) the sale and servicing of federal flood insurance policies written by the Insurance Subsidiaries pursuant to the Write Your Own Program of the National Flood Insurance Program ("NFIP"), which acts as the 100% reinsurer of the program; and (iii) managed care products and services.

	Unaudited			Unaudited
	Quarter ended			Nine Months ended
	September 30,		%	September 30,		%
($ in thousands)	2005	2004	Change	2005	2004	Change
HR Outsourcing
Revenue	$15,164	13,448	13%	$45,727	39,809	15
Pre-tax profit	1,047	624	68	2,570	1,335	92
Flood Insurance
Revenue	10,690	8,992	19	26,059	21,952	19
Pre-tax profit	3,559	3,134	14	7,040	6,242	13
Managed Care
Revenue	4,656	4,536	3	14,660	14,613	-
Pre-tax profit	1,128	758	49	3,893	2,186	78
Other
Revenue	808	672	20	2,320	1,900	22
Pre-tax profit	457	246	85	1,239	619	101
Total
Revenue	31,318	27,648	13	88,766	78,274	13
Pre-tax profit	6,191	4,762	30	14,742	10,382	42
After-tax profit	4,107	3,115	32	9,743	6,833	43
After-tax return on revenue	13.1%	11.3		11.0%	8.7

      HR Outsourcing

  Profitability improvements in this business are mainly due to operating expense reductions that have been implemented over the past few years and improved workers' compensation margins.

  Our average administration fee per worksite employee increased to $640 for Nine Months 2005 compared to $591 for Nine Months 2004.

  As of September 30, 2005, our worksite lives were up 8% to 24,493 compared to 22,759 as of September 30, 2004.  Although this product offers an additional potential agency revenue stream for our independent agents, this product is outside of the traditional insurance arena and as a result has been met with some reluctance by our agency distribution force.  This reluctance, coupled with the softening of the insurance market, has led to slower than anticipated growth through our agency distribution sales channel and, consequently, in our overall worksite lives.  We are currently working on ways to position the product which are expected to facilitate greater sales growth.

  Flood Insurance

  The number of in-force policies increased to approximately 203,000 at September 30, 2005 compared to approximately 184,000 policies at September 30, 2004.

  Flood premium in force was $89.0 million at September 30, 2005, compared to $76.0 million at September 30, 2004.

  Revenue increases were mainly attributable to: (i) an increase in claims handling fees of $0.3 million in Third Quarter 2005 compared to Third Quarter 2004 and an increase of $0.8 million in Nine Months 2005 compared to Nine Months 2004, which were attributable to an active 2005 hurricane season and (ii) expanded marketing efforts and the competitive advantage provided by our on-line flood system.  This growth was partially tempered by a decrease in the fee paid to us by the NFIP of 0.6 points to 31.2% from 31.8%, which was effective for the fiscal year beginning on October 1, 2004.

  Pre-tax profit increased as a direct result of the revenue increases discussed above for both Third Quarter 2005 and Nine Months 2005 compared to Third Quarter 2004 and Nine Months 2004, respectively.

  Managed Care

  Profitability increased mainly due to better expense management and a 10% reduction in the managed care workforce during 2004.

  CHN Solutions remains the #1 preferred provider organization in New Jersey based on network membership as determined by Business News New Jersey.

  During Nine Months 2005, our medical provider network expanded to approximately 101,000 locations from 95,000 locations at December 31, 2004.

  Diversified Insurance Services Outlook

  The Diversified Insurance Operations are within markets that we believe offer opportunity for growth.  Our ability to provide flood insurance is a significant component of our Diversified Insurance Services strategy.  Flood insurance is offered through the NFIP, which is covered under the U.S. Department of Homeland Security's Federal Emergency Management Agency ("FEMA").  During the third quarter of 2005, the destruction caused by Hurricanes Katrina and Rita stressed the NFIP with flood losses estimated at $10 billion to $20 billion.  We anticipate that given such losses, the present and future of the NFIP will be critically evaluated with a focus on easing the costs of the program.  The Diversified Insurance Services provided a contribution of  $0.13 per diluted share in Third Quarter 2005 and $0.30 per diluted share in Nine Months 2005 compared to $0.10 per diluted share in Third Quarter 2004 and $0.21 per diluted share in Nine Months 2004.  These contributions continue to provide a level of mitigation to commercial lines pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment.

  Financial Condition, Liquidity and Capital Resources

  Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

 Liquidity

  Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long term cash requirements of our business operations.  Our consolidated sources of cash consist of premium collections by our Insurance Subsidiaries, income from our investment portfolio, and fee income from our Diversified Insurance Services segment.  We also generate cash from the sale of our common stock under our stock plans.

  Our Insurance Subsidiaries provide liquidity from premiums that are generally received months or even years before we are obligated to pay losses.  Consequently, we can invest with a longer time horizon than our liability duration and generate greater stockholder returns.  We also generate cash from Diversified Insurance Services segment's fee income and the sale of our common stock under our stock plans.  Historically, cash receipts from operations, consisting of insurance premiums, investment income and fee income, have provided more than sufficient funds to pay losses, operating expenses, and subsidiary dividends.  After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and increase future investment income.  As of September 30, 2005, we had $3.1 billion in investments compared to $2.8 billion at December 31, 2004.  We also have available revolving lines of credit totaling $45.0 million, under which no balances were outstanding as of either September 30, 2005 or December 31, 2004.

  Our cash and short-term investments ("cash equivalent(s)")
position at September 30, 2005 was $127.7 million compared to $98.7 million at
December 31, 2004.  We are maintaining this increased amount for our authorized share repurchase program discussed below and other operational purposes. The increase in our cash equivalent position was primarily attributable to cash equivalents provided by operating activities of $279.4 million partially offset by cash equivalents used in investing and financing activities of $250.3 million for Nine Months 2005.  Included in the $250.3 million of cash flows used in investing and financing activities was $196.0 million that we reinvested in our investment portfolio, $14.4 million, which we paid in cash dividends to stockholders and $21.1 million, which we used to buy back
Selective's common stock.  Notable cash outflows included within cash flows provided by operating activities were: (i) $52.1 million in payments under the annual cash incentive and agent profit-based commission programs, (ii) $43.5 million in federal tax payments (iii) $24.0 million in principal payments on various notes payable and, (iv) $8.0 million in payments made to further fund our retirement income plan.

 Dividends on shares of our common stock
are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in our notes payable that we issued on May 4,
2000 ("2000 Senior Notes").  For further information regarding our notes payable, see Note 8 of the Notes to Consolidated Financial Statements,
entitled, "Indebtedness", included in Item 8.  "Financial Statements and
Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended
December 31, 2004.  All such covenants were met during 2004 and 2003.  At
September 30, 2005, the amount available for additional dividends to holders of our common stock under such restrictions was $306.7
million for the 2000 Senior Notes.   As a result of our continued strong performance
throughout 2005, the Board of Directors increased our quarterly cash dividend to stockholders by 16%, to $0.22 per share.  Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance
Services segment.  Restrictions on the ability of those subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to us could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.

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
Some states, including New Jersey, North Carolina and South Carolina, require advance notice to the state insurance commissioner prior to the Insurance
Subsidiaries declaring any dividends and distributions payable to us.  During the notice period, the state insurance commissioner may disallow all or part of the proposed ordinary dividend upon determination that:  (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New
Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, our Insurance Subsidiaries are not permitted to pay extraordinary dividends without the prior approval of the insurance commissions of their domiciliary state.  Insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the Insurance
Subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an Insurance Subsidiary's policyholders or creditors. We do not believe that any of these
restrictions should limit the ability of the Insurance Subsidiaries to pay dividends to us now or in the foreseeable future.  Dividends are generally payable only from earned surplus as reported in the statutory annual statements of our Insurance
Subsidiaries as of the preceding December 31.  Based on the 2004 audited statutory financial statements, the Insurance Subsidiaries should be permitted to pay to us in 2005 ordinary dividends in the aggregate amount of approximately $103 million.

  The subsidiaries of our
Diversified Insurance Services segment (CHN Solutions and Selective HR
Solutions) may also declare and pay dividends.  Potential dividends are restricted only by the operating needs of these subsidiaries.  Sources of funds for these subsidiaries primarily consist of fee income.  Such funds are applied primarily to payment of operating expenses as well as dividends and other payments.  These subsidiaries within the Diversified Insurance Services segment generated operating cash flows of $10.2 million in Nine Months 2005, and $7.3 million in Nine Months 2004, resulting in dividends to us of $6.4 million in Nine Months 2005 and $8.4 million in Nine Months 2004.

 Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities.  We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities.

 Capital Resources
  Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth.  At September 30, 2005, we had stockholders' equity of $953.4 million and total debt of $240.1 million.

 We continuously monitor the amount of capital resources that we maintain at the holding company and operating subsidiaries. In connection with our long-term capital strategy, we from time-to-time contribute capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments.  In order to satisfy capital needs as a result of any rating agency capital adequacy or other rating issues, or in the event we were to need additional capital to make strategic investments, we may take a variety of actions, including the issuance of additional debt and/or equity securities.
  Our cash requirements include principal and interest
payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, and payment of claims and other insurance operating expenses, income taxes, the purchase of investments, and other expenses.  We have no remaining contractual obligations in 2005 pursuant to our various notes payable.
  Our operating obligations and cash outflows include the
following: claim settlements; agents' commissions; labor costs; premium taxes;
general and administrative expenses; investment purchases; and capital expenditures.  We have additional commitments for limited partnership investments of up to $52.5 million; but there is no certainty that any additional investment will be required.  As part of ongoing asset/liability duration management, we do not generally match securities held to liabilities.
The duration of the fixed maturity portfolio is 4.4 years while the Insurance
Subsidiaries' liabilities have a duration of approximately 2.6 years.  The current duration of fixed maturities is within our historical range and is consistent with our investment philosophy.  By using a laddered maturity structure, we do not need to liquidate available-for-sale fixed maturities in the ordinary course of business.
  On April 26, 2005 our Board of Directors adopted a share
repurchase program authorizing us to repurchase up to 5.0 million shares of our common stock.  During Third Quarter 2005 approximately 265,000 shares were repurchased at an average price per share of $48.94 and for the Nine Months
2005 approximately 335,000 shares were repurchased at an average price per share of $48.65.  The repurchase program is scheduled to expire on April 26,
2007.
  Ratings
  We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  The principal agencies that issue financial strength ratings for the property and casualty insurance industry are: A.M. Best, Standard & Poor's Rating Services ("S&P"), Moody's Investor Service ("Moody's") and Fitch Ratings ("Fitch").  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best.  Currently, we are rated "A+" (Superior) by A.M. Best, which is their second highest of fifteen ratings.  Our insurance business has been rated "A+" by A.M. Best for 44 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A significant downgrade from A.M. Best, could have a material adverse affect on our insurance business.  We believe that ratings from S&P, Moody's and Fitch, although important, have less of an impact on its business.  A rating downgrade to below "A-" in the A.M. Best or S&P rating would be considered an event of default under the terms of our line of credit agreements.  Ratings are an important factor in establishing our competitive position in the insurance markets.
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

  Federal Income Taxes
  Total federal income tax expense increased
$7.0 million for Third Quarter 2005 to $14.9 million and $11.2 million for Nine
Months 2005 to $40.3 million, compared to Third Quarter 2004 and Nine Months
2004, respectively.  The increase was attributable to increased pre-tax income driven by our Insurance Operations segment.  Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rate for Third Quarter 2005 was 28%, compared with 22% for Third Quarter 2004 and 27% for Nine Months 2005 compared with 26% for Nine Months 2004.  The effective tax rate for Third Quarter
2004 was significantly lower than Third Quarter 2005 as a result of a favorable ruling from the Internal Revenue Service regarding our ability to take interest deductions on debt at the holding company, while also holding municipal bonds at the insurance subsidiary level.  In Third Quarter 2004, this favorable ruling allowed us to reverse $2.3 million of previously accrued income tax expense.
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
As of September 30, 2005, we had accrued $2.0 billion of loss and loss expense reserves compared to $1.8 billion at December 31, 2004.  When a claim is reported to an Insurance Subsidiary, our claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case‑by‑case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of loss.  The estimate reflects the informed judgment of claims personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the cases.
  In accordance with industry practice, we maintain, in
addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported ("IBNR").  Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between:  (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of reasonably possible IBNR reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing IBNR for each reporting period.  Loss trends include, but are not limited to, large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues.  We also consider factors such as:  (i) per claim information; (ii) industry and our historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Based on the consideration of the range of reasonably possible IBNR reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Our internal actuaries review reserves on a quarterly basis. In addition, we use independent actuaries to periodically review reserves and to provide an annual opinion on the adequacy of reserves for our statutory filings.  The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.

  The following tables provide case and IBNR reserves for
losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of September 30, 2005 and December 31, 2004:
   As
of September 30, 2005					Reinsurance
					recoverable
	Loss Reserves			Loss	on unpaid
	Case	IBNR		Expense	losses and	Net
($ in thousands)	Reserves	Reserves	Total	Reserves	loss expenses	reserves
   Commercial
automobile	$95,026	191,857	286,883	$33,255	6,260	313,878
   Workers'
compensation	330,216	278,053	608,269	70,346	68,390	610,225
   General
liability	139,158	353,871	493,029	104,192	26,117	571,104
   Commercial
property	16,496	1,845	18,341	1,180	578	18,943
   Business
owners' policy	21,403	22,476	43,879	6,696	5,544	45,031
Bonds	959	4,627	5,586	1,747	322	7,011
Other	466	1,704	2,170	3	357	1,816
   Total
commercial lines	603,724	854,433	1,458,157	217,419	107,568	1,568,008

   Personal
automobile	133,703	98,310	232,013	40,271	67,955	204,329
Homeowners	12,417	8,622	21,039	2,480	2,701	20,818
Other	38,253	11,192	49,445	3,357	45,564	7,238
   Total
personal lines	184,373	118,124	302,497	46,108	116,220	232,385

Total	$788,097	972,557	1,760,654	$263,527	223,788	1,800,393

   As
of December 31, 2004					Reinsurance
					recoverable
	Loss Reserves			Loss	on unpaid
	Case	IBNR		Expense	losses and	Net
($ in thousands)	Reserves	Reserves	Total	reserves	loss expenses	reserves
   Commercial
automobile	$93,076	180,766	273,842	$28,541	6,098	296,285
   Workers'
compensation	298,803	245,897	544,700	53,913	68,692	529,921
   General
liability	133,706	299,666	433,372	88,946	29,403	492,915
   Commercial
property	18,616	1,890	20,506	1,200	1,048	20,658
   Business
owners' policy	18,549	22,810	41,359	5,994	5,160	42,193
Bonds	1,267	3,438	4,705	1,664	696	5,673
Other	640	2,649	3,289	5	224	3,070
   Total
commercial lines	564,657	757,116	1,321,773	180,263	111,321	1,390,715

   Personal
automobile	131,387	96,399	227,786	39,870	67,410	200,246
Homeowners	11,507	8,496	20,003	2,418	2,427	19,994
Other	31,206	9,020	40,226	2,878	37,614	5,490
   Total
personal lines	174,100	113,915	288,015	45,166	107,451	225,730

Total	$738,757	871,031	1,609,788	$225,429	218,772	1,616,445

  In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined.  These reviews, from time-to-time, result in our identifying information and trends that cause us to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss expense reserves, which could materially adversely affect our results of operations, equity, business, insurer financial strength and debt ratings.  As of September 30, 2005, we had accrued $1,800.4 million of net loss and loss expense reserves compared to $1,616.4 million as of December 31, 2004 due to normal business growth. We experienced total adverse development in our loss and loss expense reserves of $4.3 million in Nine Months 2005, which included net prior year development of $6.0 million related to an adverse judicial ruling by the New Jersey Supreme Court in the second quarter of 2005, discussed in the "Personal Automobile" section above.  Additionally, we experienced favorable reserve development in our commercial automobile line of business of approximately $14 million during Nine Months 2005, partially offset by increases to our loss reserves in our workers' compensation lines of business of approximately $11 million during Nine Months 2005.  In Nine Months 2004, we experienced adverse development of $4.5 million, which was primarily the result of increases to our loss reserves for doubtful reinsurance recoveries in the general liability and workers' compensation lines of business coupled with reductions in expected bond subrogation recoveries in our bond line of business.

As of December 31, 2004, we established a range of
reasonably possible reserves for net claims of approximately $1,529 million to
$1,695 million.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include a provision for potential increases or decreases associated with environmental reserves, as we believe that it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  Included in our net carried loss and loss expense reserves were net reserves for environmental claims of $38.5 million at September 30, 2005 and $38.5 million at December 31, 2004.  We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.
Environmental claims, both asbestos and non‑asbestos,
are included in the loss and loss expense reserves on the consolidated balance sheets. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable.  Since 1986, policies issued by our Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  In addition, a portion of our environmental losses relate to homeowners' claims covering the leakage of certain underground storage tanks.  Our asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners' policies. During 2004, we also experienced adverse development in our homeowners' line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey, as mentioned in the Homeowners section of the Personal Lines Results discussion.
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
Premium Revenue
Net premiums written equal direct premiums written, plus premiums for reinsurance we assume, less premiums ceded to our reinsurers.  All three components of net premiums written are recognized in revenue over the period that coverage is provided. We had net premiums written of $383.4 million for
Third Quarter 2005 and $1,149.8 million for Nine Months 2005 compared with
$356.5 million for Third Quarter 2004 and $1,081.0 million for Nine Months
2004, respectively. The vast majority of our net premiums written have a coverage period of twelve months.  This means that we record 1/12 of the net premiums written as earned premium each month until the full amount is recognized.  When premium rates increase, the effect of those increases would not immediately affect earned premium.  Rather, those increases will be recognized ratably over the period of coverage.  We earned net premiums of
$361.1 million for Third Quarter 2005 and $1,054.3 million for Nine Months 2005 compared with $337.1 million for Third Quarter 2004 and $978.4 million for Nine
Months 2004, respectively. Unearned premiums and prepaid reinsurance premiums, which are recorded on the consolidated balance sheets, represent that portion of premiums written that are applicable to the unexpired terms of policies in force.  As of September 30, 2005 we had unearned premiums of $808.1 million and prepaid reinsurance premiums of $68.7 million compared with unearned premiums of $702.1 million and prepaid reinsurance premiums of $58.3 million as of
December 31, 2004.

Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists.  We continually review the methods of making such estimates and establishing the deferred costs, and any adjustments there from are made in the accounting period in which the adjustment arose.  As of September 30, 2005, we had deferred policy acquisition costs of $209.3 million compared with $186.9 million as of December 31, 2004.
Adoption of Accounting Pronouncement
In December 2004, the FASB issued FAS 123R, which requires that compensation expense be measured on the income statement for all share-based payments
(including employee stock options) at grant date fair value of the equity instruments. Implementation is required for fiscal years beginning after June
15, 2005, and early adoption is permitted.  We adopted FAS 123R as of January
1, 2005.  For further information on the impact of our adoption of FAS 123R in
2005, see Note 5 to the unaudited interim consolidated financial statements included in Item 1. "Financial Statements" of this Form 10-Q.
Off-Balance Sheet Arrangements, Contractual
Obligations and Contingent Liabilities and Commitments
At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Our future cash payments associated with loss and loss
expense reserves and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31,
2004.  We expect to have the capacity to repay and/or refinance these obligations as they come due.
We currently have available revolving lines of credit
amounting to $45.0 million, under which no balances are outstanding as of either September 30, 2005 or December 31, 2004.  At September 30, 2005, we had
an additional limited partnership investment commitment of up to $52.5 million;
but there is no certainty that any such additional investment will be required.
We have issued no guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in
Note 18 of the Notes to Consolidated Financial Statements, included in Item 8.
"Financial Statements and Supplementary Data," of our Annual Report on Form
10-K for the fiscal year ended December 31, 2004.
ITEM
3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our Annual Report on Form 10-K for the fiscal year ended December 31,
2004.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report.  Based on such evaluation, our Chief
Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act ); and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the
Exchange Act is accumulated and communicated to our management, including our
Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the Third Quarter 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table below sets forth information regarding
our purchase of our common stock during the periods indicated:
			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	Per Share	Announced Program	Announced Program[2]
July 1-31, 2005	21,175	$49.32	21,000	4,909,236
 August 1-31,
2005	213,623	49.14	207,100	4,702,136
 September 1-30,
2005	38,215	47.68	37,400	4,664,736
Total	273,013	$48.95	265,500

[1]

During Third
  Quarter 2005, 3,079 shares were purchased from employees in connection with the vesting of restricted stock and 4,434 shares were purchased from employees in connection with stock option exercises.  All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the average of the high and low prices of the Company's common stock on the dates of the purchases.

[2]

On April 26,
  2005, the Board of Directors cancelled the existing stock repurchase plan and authorized a stock repurchase program of up to 5.0 million shares, which is scheduled to expire on April 26, 2007. During Third Quarter 2005, 265,500 shares were repurchased, leaving 4,664,736 shares remaining to be purchased under the authorized program.

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
SELECTIVE INSURANCE GROUP, INC.
Registrant
By: /s/ Gregory E. Murphy	October 28, 2005
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 28, 2005
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer

SELECTIVE
INSURANCE GROUP, INC.

INDEX TO EXHIBITS
Exhibit No.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive
  Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley
Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial
  Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley
Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective
  Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective
  Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith