Form 10-K
period 2005-12-31
SELECTIVE INSURANCE GROUP INC
filed 2006-03-01
CIK 230557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________to____________.

Commission file number 0-8641

SELECTIVE INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville , New Jersey	07890
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code: (973) 948-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
1.6155% Senior Convertible Notes due September 24, 2032
(Title of class)
8.75% Convertible Subordinated Debentures due January 1, 2008
(Title of class)
Common Stock, par value $2 per share
(Title of class)
Preferred Share Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[X]  Yes                  [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ]  Yes                  [X]  No

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

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                      Accelerated filer [   ]                                               Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ]  Yes                  [X]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ National Market® System, was $1,352,535,560 on June 30, 2005.
As of January 31, 2006, registrant had outstanding 28,428,297 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on April 26, 2006 are incorporated by reference into Part III of this report.

Portions of the registrant's 2005 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K.

SELECTIVE INSURANCE GROUP, INC.

Table of Contents

Page No
PART I.
Item 1. Business	2
Item 1A. Risk Factors	19
Item 1B. Unresolved Staff Comments	25
Item 2. Properties	25
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	25

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	28
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Forward - Looking Statements	30
Introduction	30
Critical Accounting Policies and Estimates	30
Result of Operations	36
Financial Condition, Liquidity and Capital Resources	48
Federal Income Taxes	52
Adoption of Accounting Pronouncements	52
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	53
Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets as of December 31, 2005 and 2004	56

Consolidated Statements of Income for the Years Ended
December 31, 2005, 2004 and 2003	57

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2005, 2004 and 2003	58

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	59

Notes to Consolidated Financial Statements	60
Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure	89
Item 9A. Controls and Procedures	89
Item 9B. Other Information	91

PART III.
Item 10. Directors and Executive Officers of the Registrant	91
Item 11. Executive Compensation	91
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	91
Item 13. Certain Relationships and Related Transactions	91
Item 14. Principal Accountant Fees and Services	91
Item 15. Exhibits and Financial Statement Schedules	92

PART I

Item 1.    Business.

Overview

Selective Insurance Group, Inc. and its subsidiaries, ("Selective" or the "Company") offers property and casualty insurance products and diversified insurance products through its various subsidiaries.  Selective was incorporated in New Jersey in 1977.  Its principal property and casualty insurance subsidiary was organized in New Jersey in 1926.  Its main offices are located in Branchville, New Jersey.  Selective classifies its businesses into three operating segments:

•       Insurance Operations, which write commercial lines and personal lines property and casualty insurance through independent insurance agents, mainly in 20 states in the Eastern and Midwestern regions of the United States, which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, underwriting expenses, and policyholders dividends);

•       Investments, which are evaluated based on net investment income, return on invested assets, and net realized gains and losses; and

•       Diversified Insurance Services, which provide human resource administration outsourcing products ("HR Outsourcing"), and federal flood insurance administrative products, which are evaluated based on results of operations in accordance with GAAP with a focus on our return on revenue (net income divided by revenues).

Financial information about Selective's three operating segments is contained in this report in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8.  "Financial Statements and Supplementary Data," and Note 10 to the consolidated financial statements, "Segment Information."

Description of Operating Segment Products and Markets

Insurance Operations Segment

Selective's Insurance Operations sell property and casualty insurance policies.  Insurance policies are contracts to cover losses for specified risks in exchange for premiums.  Property insurance generally covers the financial consequences of fortuitous loss to the insured's property. Property claims are generally reported and settled in a relatively short period of time.  Casualty insurance generally covers the financial consequences of bodily injury and/or property damage to a third party as a result of the insured's negligent acts, omissions, or legal liabilities. Casualty claims often take years to be reported and settled.

Selective's Insurance Operations segment sells its property and casualty insurance products through six insurance subsidiaries ("Insurance Subsidiaries"), which are listed on the following table together with their respective ratings by A.M. Best Company, Inc. ("A.M. Best"), and state of domicile by which they are primarily regulated:

Insurance Subsidiaries	A.M. Best Rating[1]	Domiciliary State
Selective Insurance Company of America (SICA)	"A+ (Superior)"	New Jersey
Selective Way Insurance Company (SWIC)	"A+ (Superior)"	New Jersey
Selective Insurance Company of South Carolina (SICSC)	"A+ (Superior)"	South Carolina
Selective Insurance Company of The Southeast (SICSE)	"A+ (Superior)"	North Carolina
Selective Insurance Company of New York (SICNY)	"A+ (Superior)"	New York
Selective Insurance Company of New England (SICNE)	"A+ (Superior)"	Maine

[1]	For the "A+" rating, A.M. Best uses its highest Financial Strength Rating of "Secure," and a descriptor of "Superior," which it defines as,
"Assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders." Only 8% of commercial insurance carriers carry an "A+" or better rating from A.M. Best.

Selective's Insurance Operations recently formed a new company, Selective Auto Insurance Company of New Jersey, which is domiciled in the State of New Jersey.  This company is currently not rated and is not yet selling property and casualty insurance products.

In 2005, A.M. Best, in its list "Top Property/Casualty Writers," ranked Selective the 51st largest property and casualty group in the United States based on the 2004 combined net premiums written ("NPW"), or premiums for all policies sold, by the Insurance Subsidiaries.

Insurance Operations Results

Selective's Insurance Operations segment derives substantially all of its revenues from insurance policy premiums.  The Company predominantly writes annual policies of which the associated premiums are defined as NPW.  These NPW are recognized into revenue as net premiums earned ("NPE") ratably over the life of the insurance policy.  Expenses fall into three categories:  (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes; and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.

As insurance companies, Selective's Insurance Subsidiaries are regulated by each of the states in which they do business.  The Insurance Subsidiaries are required to file financial statements with such states prepared in accordance with accounting principles prescribed by, or permitted by, the Insurance Subsidiary's state of domicile ("Statutory Accounting Principles" or "SAP"). SAP have been promulgated by the National Association of Insurance Commissioners ("NAIC") and adopted by the various states.  Selective evaluates the performance of its Insurance Subsidiaries in accordance with SAP.  Results by region, strategic business units and line of business are computed on a SAP basis and evaluated to manage results to the best overall return.  Incentive-based compensation to independent agents and employees is based on SAP results and Selective's rating agencies use SAP information to evaluate the Company's performance as well as for industry comparative purposes.

The underwriting performance of insurance companies is measured under SAP by four different ratios:

1)    Loss and loss expense ratio, which is determined by dividing incurred loss and loss expenses by NPE;

2)    Underwriting expense ratio, which is determined by dividing all expenses related to the issuance of insurance policies by NPW;

3)    Dividend ratio, which is determined by dividing policyholder dividends by NPE; and

4)    Combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.

A statutory combined ratio under 100% generally indicates that an insurance company is generating an underwriting profit and a statutory combined ratio over 100% generally indicates that an insurance company is generating an underwriting loss.  The statutory combined ratio does not reflect investment income, federal income taxes, or other non-operating income or expense.

SAP differs from GAAP accounting, under which Selective is required to report its financial results to the United States Securities and Exchange Commission ("SEC"), in many ways, but the most notable differences impacting Selective's reported net income are as follows:

•         Under SAP, underwriting expenses are recognized when incurred; whereas under GAAP, underwriting expenses are deferred and amortized over the life of the policy;

•         Under SAP, the underwriting expense ratio is calculated using NPW as the denominator; whereas NPE is used as the denominator under GAAP; and

•         Under SAP, the results of our flood line of business are included in Selective's Insurance Operations segment, whereas under GAAP, these results are included within Selective's Diversified Insurance Services segment.

Selective believes that only providing a GAAP presentation of financial information for its Insurance Operations segment would make it more difficult for agents, customers, and investors to evaluate Selective's success or failure in its insurance business.

The following table shows the statutory results of the Insurance Operations segment for the last three completed fiscal years:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Insurance Operations Results
NPW	$1,462,914	1,368,061	1,221,549

NPE	$1,421,439	1,321,316	1,135,462
Losses and loss expenses incurred	902,557	862,621	798,719
Net underwriting expenses incurred	449,569	414,256	374,553
Policyholders' dividends	5,688	4,275	5,054
Underwriting profit (loss)	$63,625	40,164	(42,864)

Ratios:
Losses and loss expense ratio	63.5%	65.3	70.3
Underwriting expense ratio	30.7%	30.3	30.7
Policyholders' dividends ratio	0.4%	0.3	0.5
Combined ratio	94.6%	95.9	101.5

GAAP Combined ratio [1]	95.1%	96.9	102.2
[1]	The "GAAP Combined Ratio" excludes the flood line of business, which is included in the Diversified Insurance
Services segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory
Combined Ratio excluding flood is 95.3% in 2005, 96.5% in 2004, and 102.0%. in 2003.

Selective has consistently produced a lower statutory combined ratio than the property and casualty insurance industry, generally outperforming the industry for the past 10 years by an average of 3 points.  The table below sets forth a comparison of certain Company and industry statutory ratios:

	Simple Average of All Periods Presented	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Selective Ratios: (1)
Loss and loss expense	70.6%	63.5	65.3	70.3	72.3	74.3	75.7	74.4	70.2	68.2	71.4
Underwriting expense	31.0	30.7	30.3	30.7	30.3	31.5	31.7	30.5	32.2	31.2	30.8
Policyholders' dividends	0.7	0.4	0.3	0.5	0.6	0.9	0.9	0.8	0.7	0.7	0.7
Statutory combined ratio (2)	102.2	94.6	95.9	101.5	103.2	106.7	108.2	105.7	103.2	100.1	102.9
Growth (decline) in net premiums written	7.0	6.9	12.0	15.7	13.8	10.5	3.6	8.1	4.4	3.7	(8.6)
Industry Ratios: (1) (3)
Loss and loss expense	78.1	76.2	72.8	75.0	81.4	88.4	81.5	78.8	76.2	72.8	78.3
Underwriting expense	26.3	25.5	24.8	24.7	25.2	26.5	27.4	27.9	27.7	27.1	26.4
Policyholders' dividends	1.0	0.3	0.4	0.5	0.6	0.8	1.4	1.3	1.7	1.7	1.1
Statutory combined ratio (2)	105.5	102.0	98.1	100.2	107.3	115.7	110.4	108.1	105.6	101.6	105.8
Growth in net premiums written	5.3	0.7	4.7	9.6	14.7	8.5	4.7	1.9	1.8	2.9	3.4
Selective Favorable (Unfavorable) to Industry:
Statutory combined ratio	3.3	7.4	2.2	(1.3)	4.1	9.0	2.2	2.4	2.4	1.5	2.9
Growth (decline) in net premiums written	1.7	6.2	7.3	6.1	(0.9)	2.0	(1.1)	6.2	2.6	0.8	(12.0)

Note:  Some amounts may not foot due to rounding.

1.      The ratios and percentages are based upon SAP prescribed or permitted by state insurance departments in the states in which each company is domiciled.  Effective January 1, 2001, the Company adopted a codified set of statutory accounting principles, as required by the National Association of Insurance Commissioners (NAIC).  These principles were not retroactively applied, but would not have had a material effect on the ratios presented above.

2.      A statutory combined ratio under 100% generally indicates an underwriting profit and a statutory combined ratio over 100% generally indicates an underwriting loss.  Due to investment income, a company may still be profitable even though its statutory combined ratio exceeds 100%.

3. Source: A.M. Best. The industry ratios for 2005 have been estimated by A.M. Best.

Lines of Business and Products

Selective's Insurance Operations segment consists of two separately managed lines of business:  commercial lines ("Commercial Lines"), which markets primarily to businesses and represents approximately 86% of Selective's NPW; and personal Lines ("Personal Lines"), which markets primarily to individuals and represents approximately 14% of NPW.

                Commercial Lines

Commercial Lines underwrites general liability, commercial automobile, workers compensation, commercial property, business owners' policy and bond risks through traditional insurance and alternative risk management products.

                Personal Lines

Personal Lines underwrites and issues insurance policies for personal automobile, homeowners, and other risks.

Regional Geographic Market Focus

Selective's Insurance Operations segment sells its products and services primarily in the Eastern and Midwestern regions of the United States.  The Insurance Operations segment does not conduct any business outside of the United States.  The following table shows the principal states in which Selective writes insurance business and the percentage of Selective's total NPW that such state represents for the last three fiscal years.

	Year Ended December 31,
Net Premiums Written	2005	2004	2003
New Jersey	33.9%	36.7	38.5
Pennsylvania	14.4	13.7	13.7
New York	11.2	10.9	10.4
Maryland	7.2	7.0	6.9
Virginia	5.6	5.4	5.5
North Carolina	3.8	3.7	3.8
Illinois	3.8	3.2	2.9
Georgia	3.1	3.0	2.9
Indiana	2.8	2.8	2.5
South Carolina	2.5	2.1	2.1
Michigan	1.8	1.9	1.7
Ohio	1.5	1.6	2.0
Delaware	1.4	1.4	1.5
Connecticut	1.3	1.1	0.8
Rhode Island	1.2	1.1	0.9
Minnesota	1.1	1.0	0.8
Wisconsin	1.1	1.2	1.4
Other states[1]	2.3	2.2	1.7
Total	100.0%	100.0	100.0

[1]	Other states include, among others, Iowa, Kentucky, and Missouri.

At least one of the Insurance Subsidiaries is licensed to do business in each of the 50 states.  However, Selective focuses its marketing efforts on the Eastern and Midwestern regions of the United States, where it can better focus on the regional market and independent insurance agents who serve it.  This geographic area also diversifies our exposure to catastrophic risk.

Independent Insurance Agent Distribution Model

According to the Independent Insurance Agents and Brokers of America ("IIABA"), independent insurance agents and brokers write approximately 80% of the commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the United States.  Independent agents are a significant force in overall insurance industry premium production, in large part because they represent more than one insurance company and, therefore, can provide insureds with a wider choice of commercial and personal property and casualty insurance products.  As a result, Selective is committed to the independent agency distribution channel and focuses its primary strategy on building relationships with well-established, independent insurance agents while carefully monitoring each agent's profitability, financial stability, staff, and mix of business against plans that Selective develops annually with the agent.  In developing annual plans with its independent insurance agents, Selective spends a considerable amount of time meeting with agencies to: (i) advise them on company developments; (ii) receive feedback on products and services; (iii) develop plans with certain high-impact agents to increase market share; and (iv) consolidate more of their business utilizing Selective's technology advantages.

As of December 31, 2005, Selective had entered into agency agreements pursuant to applicable state laws and regulations with approximately 750 independent insurance agents, who are effectively licensed representatives of one or more of the Insurance Subsidiaries.  Selective pays its independent agents commissions pursuant to calculations and specific percentages stated in the agency agreement.  Under the agency agreement, agents are not permitted to receive compensation for the business they place with Selective from any other source than Selective.  The agency agreement provides for commissions to be paid based on a percentage of the premium written.  Selective and its agents also negotiate other compensation arrangements, including additional commissions based on the underwriting results of the business the agent writes with Selective.

Technology and Field Model Business Strategy

Selective uses the trademarks, "High-Tech, High-Touch"TM and "HT2"TM, to describe its business strategy for the Insurance Operations.  "High-Tech" signifies the advanced technology that Selective uses to make it easy for:  (i) independent insurance agents to transact and process business; and (ii) customers to obtain information regarding their accounts.  "High Touch" signifies the close relationships that Selective has with its independent insurance agents and customers as a result of its business model that places underwriters, claims representatives and loss control representatives in the field near its agents and customers.

                Technology

Selective seeks to transact as much of its business as possible with technology and, in recent years, has made significant investments in state-of-the-art information technology platforms, integrated systems, and Internet-based applications to:  (i) provide its independent agents and customers with access to accurate business information; and (ii) provide independent agents the ability to process business transactions from their offices and systems.  In 2005, Applied Systems, Inc. and the Applied Systems Client Network ("ASCnet") presented Selective with the "Ease of Doing Business" award for advancing both commercial and personal lines agency company interface with The Agency Manager system.  Applied Systems is the leading provider of automated solutions for the property and casualty insurance industry and ASCnet is the international user group of Applied Systems.  Award winners were determined based on feedback from Applied Systems agent users who ranked each property and casualty company's level of participation in several interface categories, and then weighed each category according to its overall impact on their ease of doing business with the carriers.

Selective manages its information technology projects through a project management office ("PMO").  The PMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of Selective.  The PMO meets monthly with Selective's senior management to review all major projects and report on the status of other projects.  The PMO is a factor in the success of Selective's technology implementation and in ensuring that the right technology provides Selective with a competitive advantage with independent agents, while also reducing overall company expenses and increasing its overall employee productivity.  Selective's technology operations are located in Branchville, New Jersey, Glastonbury, Connecticut and Sarasota, Florida.

                Field Strategy

To support its independent agents, Selective employs a field underwriting model and a field claims model that are supported by the home office in Branchville, New Jersey, and six regional branch offices ("Region"), which were as follows as of December 31, 2005:

Region	Office Location
Chesapeake	Hunt Valley, Maryland
Mid-America	Columbus, Ohio
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Pennsylvania	Allentown, Pennsylvania
Southern	Charlotte, North Carolina
6

As of December 31, 2005, Selective had:

  77 field underwriters within Commercial Lines, known as agency management specialists ("AMS").  AMSs live and work in the geographic vicinity of Selective's appointed agents and generally work from offices and their homes.  As a result of this close proximity, AMSs, are able to build strong relationships with agents through direct and regular interaction, which positions them to better evaluate new business opportunities.

  7 territory managers within Personal Lines that work with AMSs and independent agents to advance Personal Lines production.  Territory managers build strong relationships with agents through direct and regular interaction, which better positions them to evaluate new business opportunities.

  55 loss control representatives ("LCRs").  LCRs are located in the Regions and are responsible for surveying and assessing insured and prospective risks from a risk/safety standpoint.

  130 field claims adjusters, known as claim management specialists ("CMSs").  Like AMSs, CMSs live in the geographic vicinity of Selective's appointed agents and generally work from offices in their homes.  CMSs, because of their geographic location, are able to conduct on-site inspections of losses and settle claims faster, more accurately, and with higher levels of customer satisfaction.  As a result, CMSs also obtain knowledge about potential exposures that they can share with LCRs and AMSs.

                Field Underwriting

Selective seeks to price and underwrite a variety of insurance risks and focuses its efforts on four market segments:

  Small business accounts, representing 8% of Selective's commercial line premium, can be written through our Internet-based One & Done® system's automated underwriting template;

  Middle market business accounts with annual premiums up to $250,000, that cannot be underwritten through the One & Done® system, are the primary focus of the AMSs and represent 80% of Selective's commercial line premium;

  Large business accounts with annual premiums over $250,000, or in excess of $150,000 for one line of business, often use alternative risk transfer mechanisms to self-insure portions of their risks. These risks, representing 12% of Selective's commercial line premium, are underwritten by a specialized Commercial Lines unit, Selective Risk Managers; and

  Personal Lines.

Selective's underwriting process requires communication and interaction among:

  The independent agents and the AMSs, who identify product and market needs;

  Selective's strategic business units ("SBUs"), which are located in the home office, are organized by customer and product type, and develop Selective's pricing and underwriting guidelines in conjunction with regions;

  The Regions, which work with the SBUs to establish annual premium and pricing goals; and

  The Actuarial Department, located in the home office, assists in the determination of rate and pricing levels while also monitoring pricing and profitability.

The wide range of loss control services that Selective's LCRs provide to Selective's insureds is an advantage of Selective's field underwriting model, which also improves the insureds' risk management programs.  Many of the services that Selective provides are similar to those provided by national property and casualty companies to only their largest risks, including thermographic infrared surveys, hazard assessment and analysis, and OSHA construction and general industry certification training.  LCRs also conduct loss control service calls after an account is written.  This process permits Selective to reduce the risks on accounts already written by reducing loss frequency.  Through its website, Selective offers a variety of loss control education materials, including a large library of coverage-specific safety materials and videos.

Selective also has an underwriting service center ("USC") located in Richmond, Virginia.  The USC assists Selective's agents by servicing small-to-mid-size business customers. At the USC, Selective employees, who are licensed agents, respond to customer inquiries about insurance coverage, billing transactions, and other matters.  The agent, as consideration for these services, receives a commission that is lower than the standard commission by approximately two points.  Selective has found that the USC also provides additional opportunities to increase direct premiums written, as larger agencies seek insurance companies that have service center capabilities.  Currently, the USC is servicing direct premiums written of approximately $71 million, or 5% of total direct premiums written.

Selective analyzes its underwriting profitability by line of business, account, product and agency.  Selective's goal is to continue to underwrite the risks that it understands well and that, in aggregate, are profitable.

                Field Claims Management

Effective, fair, and timely claims management is one of the most important customer services that Selective provides and one of the critical factors in achieving underwriting profitability.  Selective's claims policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling losses and loss expenses.  CMSs are primarily responsible for investigating and settling claims directly with policyholders and claimants.  By promptly and personally investigating claims, CMSs are able to provide personal service and quickly resolve claims.  CMSs also provide guidance on the handling of the claim until its final disposition.  Selective also believes that by visiting the site of the claim, and meeting face-to-face with the insured or claimant, that the settlement will be more accurate.  In territories where there is insufficient claim volume to justify the placement of a CMS, or when a particular claim expertise is required, Selective uses independent adjusters to investigate and settle claims.

Selective has a centralized special investigative unit ("SIU") that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.  The SIU adheres to uniform internal procedures to improve detection and takes action on potentially fraudulent claims.  It is Selective's policy to notify the proper authorities of its findings.  This policy sends a clear message that Selective will not tolerate fraudulent activity committed against the Company or its customers.  The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.

Selective has a claims service center ("CSC"), co-located with the USC, in Richmond, Virginia.  The CSC provides enhanced services to Selective's policyholders, including immediate claim review 24 hours a day, seven days a week.  The CSC is designed to reduce the loss settlement time on first-party automobile claims and increase the usage of Selective's discounts at body shops, glass repair shops, and car rental agencies.

Net Loss and Loss Expense Reserves

Selective establishes loss and loss expense reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred.  The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.  See "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for a full discussion regarding Selective's loss reserving process.

The following information presents: (i) Selective's reserve development over the proceeding ten years; and (ii) a reconciliation of reserves in accordance with SAP to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

Section I of the ten-year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and loss expenses.  The liability represents the estimated amount of loss and loss expenses for claims that were unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.  In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset.  The net balance represents the estimated amount of unpaid loss and loss expenses outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year.  Estimates of the liability for unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known.  Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.  Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2005.  Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2005.

This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

(in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
I.Gross reserves
for unpaid losses
and loss expenses
at December 31	$1,120.1	1,189.8	1,161.2	1,193.3	1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0
Reinsurance
recoverable on
unpaid losses and
loss expenses at
December 31	$(121.4)	(150.2)	(124.2)	(140.5)	(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)
Net reserves for
unpaid losses and
loss expenses at
December 31	$998.7	1,039.6	1,037.0	1,052.8	1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8

II. Net Reserves estimated as of:
One year later	$989.5	1,029.5	1,034.5	1,044.2	1,080.7	1,125.5	1,151.7	1,258.1	1,408.1	1,621.5
Two years later	977.6	1,028.1	1,024.8	1,035.9	1,088.2	1,152.7	1,175.8	1,276.3	1,452.3
Three years later	974.4	1,020.5	1,014.0	1,033.3	1,115.6	1,181.9	1,210.7	1,344.6
Four years later	965.2	1,014.4	998.1	1,040.3	1,134.4	1,220.2	1,290.2
Five years later	960.8	1,000.9	997.9	1,049.9	1,156.0	1,278.3
Six years later	955.2	1,002.1	1,003.6	1,058.6	1,194.6
Seven years later	956.7	1,006.5	1,011.6	1,090.0
Eight years later	959.5	1,010.9	1,038.0
Nine years later	962.4	1,033.4
Ten years later	981.1
Cumulative net
redundancy
(deficiency)	$17.6	6.2	(1.0)	(37.2)	(112.8)	(166.5)	(158.4)	(101.6)	(49.1)	(5.1)

III. Cumulative amount of net reserves paid through:
One year later	$280.4	303.6	313.7	328.1	348.2	399.2	377.1	384.0	414.5	422.4
Two years later	481.6	519.6	531.1	537.5	600.3	649.1	627.3	653.3	691.4
Three years later	628.0	674.7	665.5	703.8	767.5	815.3	807.2	836.3
Four years later	722.2	760.8	760.8	797.1	870.8	930.9	926.9
Five years later	773.3	820.0	812.2	856.1	933.6	1,002.4
Six years later	811.9	850.9	849.7	892.2	974.6
Seven years later	832.9	877.3	875.9	919.2
Eight years later	852.0	896.0	894.7
Nine years later	866.1	912.1
Ten years later	880.6

IV. Re-estimated
gross liability	$1,221.7	1,286.7	1,276.5	1,330.7	1,450.2	1,500.7	1,519.0	1,545.9	1,665.6	1,842.9
Re-estimated
reinsurance
recoverable	$(240.6)	(253.3)	(238.5)	(240.6)	(255.7)	(222.4)	(228.9)	(201.3)	(213.2)	(221.4)
Re-estimated net
liability	$981.1	1,033.4	1,038.0	1,090.0	1,194.6	1,278.3	1,290.2	1,344.6	1,452.3	1,621.5
V. Cumulative gross
(deficiency)	$(101.6)	(96.9)	(115.3)	(137.4)	(176.4)	(228.1)	(220.7)	(142.4)	(77.7)	(7.7)
Cumulative net
redundancy
(deficiency)	$17.6	6.2	(1.0)	(37.2)	(112.8)	(166.5)	(158.4)	(101.5)	(49.1)	(5.1)

Note: Some amounts may not foot due to rounding.

The Company experienced adverse development in its loss and loss expense reserves totaling $5.1 million in 2005.  Through our internal actuarial reviews, we analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business.  In the fourth quarter of 2005, we had sufficient evidence accumulated to change management's best estimate of loss reserves for these lines.  Accordingly, workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior.  At the same time, commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years.  In addition, the general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004.

Additionally, in 2005 there was an adverse judicial ruling by the New Jersey Supreme Court, which is discussed in the "Personal Automobile" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."  This adverse judicial ruling led to an increase in reserves of approximately $10 million, of which $6 million represents adverse development from prior years.

The cumulative net deficiencies seen in the years 1998 through 2003 are reflective of the soft market pricing in the industry during that time frame, which hit the lowest levels in 1999.  The industry as a whole underestimated reserves and loss trends leading to intense pricing competition.  Additionally, during 1999, Selective significantly increased gross and ceded reserves by $37.5 million for prior accident years related to unlimited medical claims ceded to the Unsatisfied Claim and Judgment Fund in the state of New Jersey.  Approximately 40% of the cumulative gross deficiency for years 1998 and prior stems from this increase.

As discussed in the "Insurance Operations" section of Item 1. "Business" on this Form 10-K, there are differences between SAP and GAAP accounting.  The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31, as follows:

(in thousands)	2005	2004
Statutory losses and loss expense reserves (1)	$1,862,360	1,615,124
Provision for uncollectible reinsurance	3,500	4,325
Elimination of inter-company profit in loss expense reserves (2)	-	(2,957)
Other	(59)	(47)

GAAP losses and loss expense reserve - net	1,865,801	1,616,445
Reinsurance recoverable on unpaid losses and loss expenses	218,248	218,772
GAAP losses and loss expense reserves - gross	$2,084,049	1,835,217
(1)	Statutory losses and loss expense reserves are presented net of reinsurance recoverable on unpaid losses and loss expenses.
(2)	Alta Services LLC, previously an affiliate of the Insurance Subsidiaries prior to its disposal on December 2, 2005, charges a fee for managed care services, which was included in loss expense and eliminated under GAAP for those years in which Alta was an affiliate.

               Environmental Reserves

Reserves established for liability insurance include exposure to environmental claims, both asbestos and non‑asbestos. Selective's exposure to environmental liability is primarily due to policies written prior to the introduction of the absolute pollutions endorsement in the mid-80's and the underground storage tank leaks mostly from New Jersey homeowners policies in recent years. Selective's asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.

"Asbestos claims" are claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos‑containing products.  During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims.  At December 31, 2005, asbestos claims constituted 88% of our 2,382 environmental claims compared with 91% of our 3,310 outstanding environmental claims at December 31, 2004.

"Non‑asbestos claims" are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented to us, other than asbestos claims.  These claims primarily include landfills and leaking underground storage tanks.  In past years, landfill claims have accounted for a significant portion of Selective's environmental claim unit's litigation costs.  During 2004, Selective experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.

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

IBNR reserve estimation for environmental claims is difficult, because in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes.  Moreover, normal historically-based actuarial approaches are difficult to apply because past environmental claims are not indicative of future potential environmental claims. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it would not be meaningful. Historically, Selective's environmental claims have been significantly less volatile and uncertain than the commercial lines industry.  In part, this is due to the fact that Selective is the primary insurance carrier on the majority of its environmental exposures, thus providing more certainty in its reserve position compared to the insurance marketplace.

Reinsurance

In the ordinary course of their business, the Insurance Subsidiaries reinsure a portion of the risks that they underwrite in order to control exposure to losses and protect capital resources.  Reinsurance also permits the Insurance Subsidiaries additional underwriting capacity by permitting them to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital or surplus.  For a premium paid by the Insurance Subsidiaries, reinsurers assume a portion of the losses ceded by the Insurance Subsidiaries.  Selective uses traditional forms of reinsurance and does not utilize finite risk reinsurance.  Amounts not reinsured are known as retention.  The Insurance Subsidiaries use two types of reinsurance to control exposure to losses:

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

In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002 ("TRIA"), which was modified and extended through December 31, 2007.  TRIA establishes a temporary federal program of shared public and private compensation for insured commercial property and casualty losses resulting from an "act of terrorism," as defined in the TRIA ("certified loss").  Losses from certain lines of business, such as Flood, Commercial Auto and Surety are excluded from TRIA.  The bill limits certified losses to international terrorism, which is defined as an act committed on behalf of any foreign person or foreign interest where the damage from the event is in excess of a certain trigger amount, and the event was not committed in the course of a war declared by the United States. The trigger amount qualifying the event under TRIA is $5 million for events occurring up until April 2006, $50 million from April 2006 to December 2006 and $100 million in 2007.  Each participating insurance company will be responsible for paying out a certain amount in claims, known as a deductible, before federal assistance becomes available.  This deductible is based on a percentage of commercial lines direct earned premiums for lines subject to TRIA from the prior calendar year.  The deductible will equal 17.5% of 2005 commercial lines direct earned premium, or $160 million, for 2006 and 20% of 2006 commercial lines direct earned premium for 2007.  Please refer to the Reinsurance section of Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operation" for further discussion of TRIA.

Reinsurance does not legally discharge an insurer from its liability for the full-face amount of its policies, but it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.  Accordingly, reinsurance involves credit risk and is generally subject to aggregate loss limits.  Selective monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically through a management-composed reinsurance market security committee.  Selective selects reinsurers based on their: (i) financial condition; (ii) their ratings from A.M. Best and Standard and Poor's Insurance Rating Services ("S&P"); (iii) business practices; and (iv) the prices of their product offerings.  Selective also gathers information regarding reinsurers from its reinsurance brokers, direct reinsurers, and market sources.  In general, Selective only enters into reinsurance agreements with reinsurers that have an "A-" or better rating by A.M. Best.  Selective's five largest reinsurers, based on 2005 ceded premiums, and their respective ratings by A.M. Best are shown in the following table:

Premium Ceded
Reinsurer	A.M. Best Rating	(In Thousands)
National Flood Insurance Program	Not rated - Federal Program	$ 93,660
Swiss Reinsurance America Corporation	"A+ (Superior)"	$ 9,059
American Re-Insurance Company	"A (Excellent)"	$ 8,974
Hartford Steam Boiler Inspection & Insurance Company	"A++ (Superior)"	$ 7,960
AXA Reassurances	"A (Excellent)"	$ 7,565

The table on the following page summarizes the significant reinsurance treaties covering the Insurance Subsidiaries.

Treaty	Reinsurance Coverage	Terrorism Coverage
TRIA, Federal Statutory Program

See above for the description of TRIA.  90% of all TRIA certified losses above the retention.  Selective's retention for 2006 is approximately $160 million.  Terrorism acts related to the use of nuclear, biological, chemical or radioactive reactions ("NBCR") weapons are covered by TRIA provided that the Secretary of the Treasury certifies the event.

Current program is set to expire on December 31, 2007.
Terrorism Aggregate Excess of Loss

$45 million in the aggregate in excess of a $15 million retention in the aggregate for all terrorism losses (TRIA certified or not). Terrorism losses related to the release or use of any nuclear, biological, or chemical ("NBC") weapons or agents are specifically included in the treaty coverage.

Yes.
Property Excess of Loss

$23 million above a $2 million retention in two layers.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

•    $8 million in excess $2 million layer provides unlimited reinstatements, no annual aggregate limit;

•    $15 million in excess $10 million layer provides two reinstatements, $45 million in annual aggregate.

All NBCR losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBCR losses, the treaty distinguishes between acts certified under TRIA and those that are not.

The treaty provides annual aggregate limits for TRIA certified (other than NBCR) acts of $24 million for the first layer and $30 million for the second layer.  Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

Property Catastrophe

$220 million above $20 million retention in four layers:

•    95% of losses in excess of $20 million up to $50 million;

•    95% of losses in excess of $50 million up to $100 million;

•    95% of losses in excess of $100 million up to $165 million; and

•    95% of losses in excess of $165 million up to $240 million.

The Treaty provides one reinstatement per layer, $418 million in annual aggregate limit, net of our co-participation.

TRIA losses are excluded from the treaty. In addition, all NBC losses are excluded regardless of whether or not they are certified under TRIA.
Casualty Excess of Loss

Casualty Excess of Loss program is structured in two treaties: Workers Compensation only working layer treaty and all inclusive Casualty treaty, which provides coverage for all casualty lines including Workers Compensation.  Workers Compensation losses have per occurrence coverage of $48 million in excess of $2 million retention; all casualty losses have per occurrence coverage of $45 million in excess of $5 million retention.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

Workers Compensation only working layer of $3 million in excess $2 million layer provides five reinstatements, $18 million annual aggregate limit;

Casualty treaty:

•    $7 million in excess $5 million layer provides three reinstatements, $28 million annual aggregate limit;

•    $9 million in excess $12 million layer provides two reinstatements, $27 million annual aggregate limit;

•    $9 million in excess $21 million layer provides one reinstatement, $18 million annual aggregate limit; and

•    $20 million in excess $30 million layer provides one reinstatement, $40 million annual aggregate limit.

All NBC losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBC losses, the treaty distinguishes between acts certified under TRIA and those that are not.

TRIA certified losses (other than NBC) are subject to the following reinstatements and annual aggregate limits:

Workers Compensation only working layer of $3 million in excess $2 million layer provides two reinstatements for TRIA losses, $9 million annual aggregate limit;

Casualty treaty:

•    $7 million in excess $5 million layer provides two reinstatements for TRIA losses, $21 million annual aggregate limit;

•    $9 million in excess $12 million layer provides two reinstatements for TRIA losses, $27 million annual aggregate limit;

•    $9 million in excess $21 million layer provides one reinstatement for TRIA losses, $18 million annual aggregate limit;

•    $20 million in excess $30 million layer provides one reinstatement for TRIA losses, $40 million annual aggregate limit; and

 Non-certified terrorism losses (other than NBC) are subject to the normal limits under the treaty.

Surety and Fidelity Excess of Loss

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

Contract does not provide specific exclusions regarding terrorism losses.
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

Under the Pooling Agreement, all of the Insurance Subsidiaries mutually reinsure all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary's name on the table below:

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

Although the United States government does not directly regulate the insurance industry, federal initiatives from time to time can have an impact on the industry, such as the federal government's enactment and extension of TRIA.

The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act ("GLB"), and related regulations govern the privacy of consumer financial information.  GLB limits disclosure by financial institutions of "nonpublic personal information" about individuals who obtain financial products or services for personal, family, or household purposes.  GLB generally applies to disclosures to non-affiliated third parties, but not to disclosures to affiliates.  Many states in which Selective operates have adopted laws that are at least as restrictive as GLB.  Privacy of consumer financial information is an evolving area of regulation requiring continued monitoring to ensure continued compliance with GLB.

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

All states have enacted legislation that regulates insurance holding company systems.  Each insurance company in a holding company system is required to register with certain insurance supervisory agencies and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers.  Pursuant to these laws, the respective departments may: (i) examine Selective and the Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate; and (iii) require prior approval or notice of certain transactions, such as dividends or distributions to Selective Insurance Group, Inc. (the "Parent") from the Insurance Subsidiary domiciled in that state.

                National Association of Insurance Commissioners ("NAIC") Guidelines

The Insurance Subsidiaries are subject to statutory accounting principles and reporting formats established by the NAIC.  The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System ("IRIS").  IRIS identifies 11 industry ratios and specifies "usual values" for each ratio.  Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer's business.  The Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

NAIC model laws and regulations are not usually applicable unless enacted into law or promulgated into regulation by the individual states.  The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments.  All of the Insurance Subsidiaries states of domicile, except New York, are accredited by the NAIC.  Examinations conducted by, or along with, accredited states can be accepted by other states.  The NAIC intends to create an eventual nationwide regulatory network of accredited states.

The NAIC model laws and regulations are also intended to enhance the regulation of insurer solvency.  These model laws and regulations contain certain risk-based capital requirements for property and casualty insurance companies designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk.  Insurers with a ratio below 200% of their total adjusted capital to their "Authorized Control Level," as calculated pursuant to the NAIC model laws and regulations, are subject to different levels of regulatory intervention and action.  Based upon the unaudited 2005 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary's total adjusted capital substantially exceeded 200% of the Authorized Control Level.

In June 2005, the NAIC Property and Casualty Reinsurance Study Group approved enhanced disclosure requirements for insurers that utilized reinsurance with limited risk transfer features, also know as finite reinsurance.  These enhanced disclosure requirements have had no impact on Selective as the Company only uses traditional forms of reinsurance and does not utilize finite risk reinsurance.  The Study Group also approved a standard reinsurance attestation supplement to be signed by an insurer's CEO and CFO attesting that there are no side agreements and that risk transfer has occurred as it applies for all contracts entered into, renewed, or amended on or after January 1, 1994. Selective will be filing these attestations for the first time on March 1, 2006 for its 2005 annual statutory filings.

Investments Segment

Our investment philosophy includes certain return and risk objectives for our equity and fixed maturity portfolios.  The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices.  The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital.  At December 31, 2005, Selective's investment portfolio consisted of $2,667.3 million (82%) of fixed maturity securities, $338.8 million (10%) of equity securities, $176.5 million (6%) of short-term investments, and $63.0 million (2%) of alternative investments.

Selective's fixed maturity portfolio is comprised primarily of highly rated securities with almost 100% rated investment grade.  The average rating of its fixed maturity securities is "AA" by S&P, their second highest credit quality rating.  Selective expects to continue to invest primarily in high quality, fixed maturity investments.  For further information regarding Selective's interest rate sensitivity, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in this Form 10-K. The average duration of the fixed maturity portfolio, excluding short-term investments was 4.3 years at December 31, 2005 and December 31, 2004.

Selective's Investments segment operations are primarily based in Branchville, New Jersey, while certain segments of the portfolio are managed by external money managers.  For additional information about investments, see the sections entitled, "Investments," in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Data," Note 3 to the consolidated financial statements.

Diversified Insurance Services Segment

Selective's Diversified Insurance Services segment provides fee-based revenues that contribute to earnings, increase operating cash flow, and help mitigate potential volatility in insurance operating results.  The Diversified Insurance Services segment is complementary to Selective's business model by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers.  In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the "Managed Care" component of the Diversified Insurance Services segment.  For more information concerning the results of the Diversified Insurance Services segment for the last three fiscal years ended December 31, refer to Note 13, "Discontinued Operations" in Item 8. "Financial Statements and Supplementary Data" on this Form 10-K.  The Diversified Insurance Services operation currently has two major components: (i) Human Resource Administration Outsourcing; and (ii) Flood Insurance.

Human Resource Administration Outsourcing

Human resource administration outsourcing ("HR Outsourcing") products and services are sold by Selective HR Solutions, Inc. and its subsidiaries ("SHRS"), which are headquartered in Sarasota, Florida.  SHRS's customers are small business owners who generally have existing relationships with independent insurance agents.  SHRS leverages these relationships by utilizing independent insurance agents as its distribution channel for its products and services in the states where it operates.  As a Professional Employer Organization ("PEO"), SHRS enters into agreements with clients that establish a three-party relationship under which SHRS and the client are co-employers of the employees who work at the client's location ("worksite employees").  As of December 31, 2005, SHRS had approximately 24,000-worksite employees.

Flood Insurance

Selective is a servicing carrier in the "Write-Your-Own" ("WYO") program of the United States government's National Flood Insurance Program ("NFIP").  The WYO Program operates within the context of the NFIP, and is subject to its rules and regulations.  The NFIP is administered by the Federal Emergency Management Agency ("FEMA"), which is a component of the Department of Homeland Security.  The WYO program is a cooperative undertaking of the insurance industry and FEMA.  The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names, while ceding all of the premiums collected on these policies to the Federal Government.  The companies receive an expense allowance, or servicing fee, for policies written and claims processed, while the Federal Government retains responsibility for all underwriting losses.  Selective is servicing approximately 222,000 flood policies under the NFIP through over 6,500 independent agents in 50 states and the District of Columbia.

Diversified Insurance Services Regulation

The companies within the Diversified Insurance Services segment are subject to certain laws and regulations. In particular, as a co-employer for some of its clients, SHRS is subject to federal, state, and local laws and regulations relating to labor, tax, employment, employee benefits, and immigration matters.  By contracting with its clients and creating a co-employer relationship with the worksite employees, SHRS may be assuming certain contractual and legal obligations and responsibilities of an employer and could incur liability for violations of such laws and regulations, even if it was not actually responsible for the conduct giving rise to such liability.  Some states in which SHRS operates have already passed licensing or registration requirements for PEOs.  These laws and regulations vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs.  Currently, many of these laws and regulations do not specifically address the obligations and responsibilities of co-employers.  There can be no assurance that SHRS will be able to satisfy new or revised laws and regulations.

The Federal Government's NFIP program, currently covers flooding caused by storm surge, wherein water is pushed toward the shore by the force of the winds swirling around a storm.  If this federal program is modified in an unfavorable manner wherein flooding related to storm surge is no longer covered or is required to be covered by our insurance operations Homeowners policies, it could have a material adverse effect on our financial condition, or results of operations, as it relates to our Flood and/or Homeowners results.

Competition

Selective faces significant competition in both the Insurance Operations and Diversified Insurance Services segments.

Property and casualty insurance is highly competitive on the basis of both price and service, and is extensively regulated by state insurance departments.  In 2005, Selective was ranked as the 51st largest property and casualty group in the United States based on the 2004 NPW, by A.M. Best in its list, "Top Property/Casualty Writers."  The Insurance Operations compete with regional insurers, such as Cincinnati Financial, Ohio Casualty, and Harleysville, and national insurance companies, such as St. Paul Travelers, The Hartford, and Zurich.  Selective also competes against direct writers of insurance coverage, primarily in personal lines, such as GEICO and Progressive.  Many of these competitors have greater financial, technical, and operating resources.  Purchasers of property and casualty insurance products do not always differentiate between insurance carriers and differences in coverage.  The more significant competitive factors for most of Selective's insurance products are financial ratings, loss control, price, coverage terms, claims service, and technology.  In addition, Selective also faces competition within each insurance agency that sells its insurance products as most of the agencies represent more than one insurance company.

With regard to the Diversified Insurance Services segment, during 2005, SHRS was ranked as the 10th largest Professional Employer Organization in a "Staffing Industry Report" published by Staffing Industry Analysts, Inc., based on 2004 gross revenue.  Based on 2004 information, Selective's Flood unit is the 8th largest WYO carrier for the federal government's National Flood Insurance Program based on information obtained from Statutory Annual Statements.

Please refer to Item 1A. "Risk Factors," for the potential impact these items could have on Selective's ability to compete.

Seasonality

Selective's insurance business experiences modest seasonality with regard to premiums written.  Due to the general timing of commercial policy renewals, premiums written are usually highest in January and July and lowest during the fourth quarter of the year.  Although the writing of insurance policies experience modest seasonality, the premiums related to these policies are earned consistently over the period of coverage.  Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs.  Catastrophes can occur at any time during the year from man-made or weather-related events that include, but are not limited to, hail, tornadoes, windstorms, hurricanes, and nor'easters.

Customers

No one customer or independent agency accounts for 10% or more of Selective's total revenue or the revenue of any one of its business segments.

Employees

At December 31, 2005, Selective had approximately 2,000 employees, of which 1,800 worked in the Insurance Operations and Investments segments and 200 worked in the Diversified Insurance Services segment.  None of Selective's employees are represented by a collective bargaining group.

Executive Officers of the Registrant

The following table sets forth biographical information about Selective's Chief Executive Officer, Executive Officers, and senior management, as of March 1, 2006:

Name, Age, Title	Occupation And Background
Gregory E. Murphy, 50 Chairman, President, & Chief Executive Officer

•      Present position since May 1999

•      President, Chief Operating Officer, and Director, Selective Insurance, 1997 - May 1999

•      Variety of executive positions, Selective Insurance, 1982 - 1997

•      Certified Public Accountant (New Jersey) (Inactive)

•      Trustee, American Institute of CPCU

•      Director, Insurance Information Institute

•      Director, American Insurance Association

•      Boston College (B.S.)

•      Harvard University (Advanced Management Program)

Jamie Ochiltree III, 53 Senior Executive Vice President, Insurance Operations	• Present position since February 2004 • Variety of executive positions, Selective Insurance, 1994 - February 2004 • Miami University (B.A.) • Wharton School (Advanced Management Program)
Richard F. Connell, 60 Senior Executive Vice President and Chief Information Officer

•      Present position since January 2006

•      Executive Vice President and Chief Information Officer, August 2000 - January 2006

•      Board member, ACORD, an insurance data standards organization

•      Central Connecticut State University (B.S.)

James W. Coleman, Jr., 47 Executive Vice President, Diversified Insurance Services	• Present position since 1999 • Variety of executive positions, Selective Insurance, 1982 - 1999 • Haverford College (B.A.)
Kerry A. Guthrie, 48 Executive Vice President and Chief Investment Officer

•      Present position since February 2005

•      Senior Vice President and Chief Investment Officer, Selective Insurance, August 2002 - February 2005

•      Variety of investment positions, Selective Insurance, 1996 -2002

•      Chartered Financial Analyst

•      Certified Public Accountant (New Jersey) (Inactive)

•      Member, New York Society of Security Analysts

•      Siena College (B.S. Accounting)

•      Fairleigh Dickinson University (M.B.A. Finance)

Name, Age, Title	Occupation And Background
Dale A. Thatcher, 44 Executive Vice President, Chief Financial Officer and Treasurer

•      Present position since February 2003

•      Senior Vice President, Chief Financial Officer and Treasurer, Selective Insurance, April 2000 - February 2003

•      Certified Public Accountant (Ohio) (Inactive)

•      Member, Society of Chartered Property and Casualty Underwriter

•      Chartered Life Underwriter

•      Member of the American Institute of Certified Public Accountants

•      Member of the Ohio Society of Certified Public Accountants

•      University of Cincinnati (B.B.A. Accounting; M.B.A., Finance)

Ronald J. Zaleski, 51 Executive Vice President and Chief Actuary

•      Present position since February 2003

•      Senior Vice President and Chief Actuary, Selective Insurance, February 2000 - February 2003

•      Vice President and Chief Actuary, Selective Insurance, September 1999 - February 2000

•      Fellow of Casualty Actuarial Society

•      Member of the American Academy of Actuaries

•      Loyola College (B.A.)

Victor Daley, 62 Executive Vice President Human Resources

•      Present position since September 2005

•      Executive vice president, chief administrative, and human resources officer for AmerUs Group, September 1995 - October 2004

•      Providence College (B.S.)

•      Roosevelt University (M.P.A.)

•      Harvard University (Advanced Management Program)

Sharon R. Cooper, 44 Senior Vice President and Director of Communications

•      Present position since February 2003.

•      Vice President and Director of Communication, Selective Insurance, December 2000 - February 2003

•      Director of Media Relations, Allstate Insurance, a personal lines insurance company, 1996 - December 2000

•      Member, Society of Chartered Property and Casualty Underwriters

•      University of Illinois (B.A.)

Michael H. Lanza, 44 Senior Vice President and General Counsel

•      Present position since July 2004

•      Corporate advisor and legal consultant, April 2003 - July 2004

•      Executive Vice President & Corporate Secretary, QuadraMed Corporation, a publicly-traded healthcare technology company, September 2000 - March 2003

•      Member, Society of Corporate Secretaries and Corporate Governance Professionals

•      University of Connecticut (B.A.)

•      University of Connecticut School of Law (J.D.)

Information regarding Selective's directors is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 26, 2006 in "Information About Proposal 1, Election of Directors," and is also incorporated by reference into Part III of this Form 10-K.

Available Information

Selective files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other required information with the SEC.  The public may read and copy any materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including Selective, that file electronically with the SEC.

Selective has a website, www.selective.com, through which its SEC reports, filings, and materials under Section 13(a) of 15(d) of the Exchange Act are available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 1A.     Risk Factors

Certain risk factors exist that can have a significant impact on Selective's business, results of operations, and financial condition.  The impact of these risk factors could also impact certain actions that Selective takes as part of its long-term capital strategy including, but not limited to, contributing capital to subsidiaries in its Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of the Company's common stock, or increasing stockholders' dividends. The following list of risk factors is not exhaustive and others may exist.  Selective operates in a continually changing business environment, and new risk factors emerge from time to time.  Consequently, Selective can neither predict such new risk factors nor assess the impact, if any, they might have on its business in the future.

The property and casualty insurance industry is cyclical.

Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, and other factors.  During 2005, Commercial Lines premium pricing, excluding exposure, was flat compared to 2004, while Commercial Lines premium pricing increased from 2001 to 2004; and decreased for several years before 2000.  The industry's profitability also is affected by unpredictable developments, including:

•          Natural and man-made disasters;

•          Fluctuations in interest rates and other changes in the investment environment that affect investment returns;

•          Inflationary pressures (medical and economic) that affect the size of losses;

•          Judicial decisions that affect insurers' liabilities;

•          Pricing and availability of reinsurance in the marketplace; and

•          Weather-related impacts due to the effects of global warming trends.

Catastrophic events

Results of property and casualty insurers are subject to weather and other conditions.  While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results to be materially worse than other years.  Selective's Insurance Subsidiaries have experienced catastrophe losses and the Company expects them to experience such losses in the future.

Various natural and man-made events can cause catastrophes, including, but not limited to hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, and fires.  The frequency and severity of these catastrophes are inherently unpredictable.  The extent of losses from a catastrophe is determined by the severity of the event and the total amount of insured exposures in the area affected by the event.  Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of Selective's Insurance Subsidiaries historically have been related to commercial property and homeowners coverages.  Selective's property and casualty insurance business is concentrated geographically in the Eastern and Midwestern regions of the United States.  New Jersey accounts for 34% of the Company's total net premiums written.

Selective's Insurance Subsidiaries seek to reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance.  Reinsurance, however, may prove inadequate if:

•          The modeling software used to analyze the Insurance Subsidiaries' risk proves inadequate; or

•          A major catastrophic loss exceeds the reinsurance limit or the reinsurers' financial capacity; or

•          The frequency of catastrophe losses result in Selective exceeding its one reinstatement.

Acts of terrorism not covered by, or exceeding, reinsurance limits.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 ("TRIA") legislation was signed into law.  TRIA was amended in December 2005 to be in effect through December 31, 2007.  TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance.  Insurance companies with direct commercial insurance exposure in the United States are required to participate in this program.  TRIA rescinded all previously approved exclusions for terrorism.  Policyholders for non-workers compensation policies have the option to accept or decline the terrorism coverage Selective offers in its policies, or negotiate other terms.  In 2005, approximately 90% of Selective's commercial non-workers compensation policyholders purchased terrorism coverage.  The terrorism coverage is mandatory for all workers compensation primary policies.  In addition, ten of the twenty primary states in which Selective writes commercial property coverage mandate the coverage of fire following an act of terrorism.  These provisions apply to new policies written after enactment of TRIA.  A terrorism act must be certified by the Secretary of Treasury in order to be covered by TRIA.  TRIA limits the certified losses to "international terrorism" defined as an act committed on behalf of any foreign person or foreign interest in which the damage from the event is in excess of $50 million in 2006 and $100 million in 2007, and the event was not committed in the course of a war declared by the United States.  Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available.  This deductible, which is equal to $160 million in 2006, is based on a percentage of commercial lines direct earned premiums for lines subject to TRIA from the prior calendar year.  For losses above an insurer's deductible, the federal government will cover 90%, while the insurer contributes 10%.  Although the provisions of TRIA will serve to mitigate Selective's exposure in the event of a large-scale terrorist attack, the Company's deductible is substantial.  In addition, it is uncertain whether TRIA will be extended past its current termination date of December 2007 and, therefore, it may not be a permanent solution.  Selective continues to monitor concentrations of risk and has purchased a separate terrorism treaty to supplement its protection to this highly unknown exposure.

Selective's reserves may not be adequate to cover actual losses and expenses.

Selective is required to maintain loss reserves for its estimated liability for losses and loss expenses associated with reported and unreported insurance claims for each accounting period.  From time -to time, Selective adjusts reserves and, if the reserves are inadequate, the Company will be required to increase reserves.  An increase in reserves: (i) reduces net income and stockholders' equity for the period in which the deficiency in reserves is identified, and (ii) could have a material adverse effect on Selective's results of operations, liquidity, financial condition and financial strength, and debt ratings.  Selective's estimates of reserve amounts are based on facts and circumstances of which it is aware, including its expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors.  There is no method for precisely estimating the Company's ultimate liability for settlement and claims.  Selective regularly reviews its reserving techniques and its overall amount of reserves.  The Company also reviews:

  Information regarding each claim for losses;

  The Company's loss history and the industry's loss history;

  Legislative enactments, judicial decisions and legal developments regarding damages;

  Changes in political attitudes; and

  Trends in general economic conditions, including inflation.

Selective cannot be certain that the reserves it establishes are adequate or will be adequate in the future.

Selective is heavily regulated in the states in which it operates.

Selective is subject to extensive supervision and regulation in the states in which their Insurance Subsidiaries transact insurance business.  The primary purpose of insurance regulation is to protect individual policyholders and not shareholders or other investors.  Selective's business can be adversely affected by regulations affecting property and casualty insurance companies.  For example, laws and regulations can lead to mandated reductions in rates to levels that Selective does not believe are adequate for the risks it insures.  Other laws and regulations limit the Company's ability to cancel or refuse to renew policies and require Selective to offer coverage to all consumers.  Changes in laws and regulations, or their interpretations, pertaining to insurance may also have an impact on Selective's business.  Selective's concentration of business may expose the Company to increased risks of regulatory matters in the states in which it writes insurance that are greater than the risks of having business in a greater number of geographic markets.

Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry.   Proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures.  Although Selective neither writes health insurance nor assumes any healthcare risk, rules affecting healthcare services can affect workers compensation, commercial and personal automobile, liability, and other insurance that it does write.  The Company cannot determine whether, or in what form, healthcare reform legislation may be adopted by the U.S. Congress or any state legislature.  Selective also cannot determine the nature and effect, if any, that the adoption of healthcare legislation or regulations, or changing interpretations, at the federal or state level would have on the Company.

Examples of insurance regulatory risks include:

Automobile Insurance Regulation

In 1998, New Jersey instituted an Urban Enterprise Zone ("UEZ") Program, which requires New Jersey auto insurers to have a market share in certain urban territories that is in proportion to their statewide market share.  Due to mandated urban rate caps, the premiums on these UEZ policies are typically insufficient to cover losses.  Although the law that imposed these urban rate caps was repealed in 1998, the caps continue to be enforced by the New Jersey Department of Banking and Insurance ("DOBI").

From time to time, legislative proposals are passed and judicial decisions are rendered related to automobile insurance regulation, which could adversely affect Selective's results of operation. For example, in 2005 the New Jersey Supreme Court's decision eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey's Automobile Insurance Cost Reduction Act ("AICRA").  This now allows claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their life.

Workers Compensation Insurance Regulation

Because Selective voluntarily writes workers compensation insurance, it is required by state law to support the involuntary market.  Insurance companies that underwrite voluntary workers compensation insurance can either directly write involuntary coverage, which is assigned by state regulatory authorities, or participate in a sharing arrangement, where the business is written by a servicing carrier and the profits or losses of that serviced business are shared among the participating insurers.  Selective currently participates through a sharing arrangement in all states, except New Jersey, where it currently writes involuntary coverage directly.  Historically, workers compensation business has been unprofitable whether written directly or handled through a sharing arrangement.  Additionally, Selective is required to provide workers compensation benefits for losses arising from acts of terrorism under its workers compensation policies.  The impact of any terrorist act is unpredictable, and the ultimate impact on Selective will depend upon the nature, extent, location and timing of such an act.  Any such impact on Selective could be material.

Homeowners Insurance Regulation

Selective is subject to regulatory provisions that are designed to address potential availability and/or affordability problems in the homeowners property insurance marketplace.  Involuntary market mechanisms, such as the New Jersey Insurance Underwriting Association ("New Jersey FAIR Plan"), generally result in assessments to the Company.  The New Jersey FAIR Plan writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere.  Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey FAIR Plan based on their share of the voluntary market.  Similar involuntary plans exist in most other states where Selective operates.

Flood Insurance Regulation

The Federal Government's NFIP program, currently covers flooding caused by storm surge where water is pushed toward the shore by the force of the winds swirling around a storm.  If this federal program is modified in an unfavorable manner whereby flooding related to storm surge is no longer covered or is required to be covered by homeowners policies, such modification could have a material adverse effect on Selective's Flood and/or Homeowners results.

Selective may be adversely impacted by a change in its ratings.

Insurance companies are subject to financial strength ratings produced by external rating agencies, based upon factors relevant to policyholders.  Ratings are not recommendations to buy, hold, or sell any of Selective's securities.  Higher ratings generally indicate financial stability and a strong ability to pay claims.

Selective depends on independent insurance agents and other third party service providers.

Selective markets and sells its insurance products through independent, non-exclusive insurance agencies and brokers.  Agencies and brokers are not obligated to promote Selective's insurance products, and they may also sell the insurance products of the Company's competitors.  As a result, Selective's business depends in part on the marketing and sales efforts of these agencies and brokers.  As the Company diversifies and expands its business geographically, it may need to expand its network of agencies and brokers to successfully market its products.  If these agencies and brokers fail to market Selective's products successfully, its business may be adversely impacted.  Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses.  Agents with a Selective appointment may decide to buy other agents.  Changes in ownership of agencies or expansion of agencies through acquisition could adversely affect an agency's ability to control growth and profitability, thereby adversely affecting Selective's business.

In addition to independent insurance agents, Selective also relies on third party service providers to conduct a portion of its premium audits, loss control services and claims adjusting services. Selective's HR Outsourcing business relies on third party service providers for products such as health coverage, flexible spending accounts, and 401(k) savings plans. If these third party service providers fail to perform their respective services and/or fail to provide their products successfully and/or accurately, Selective's business may be adversely impacted.

Selective's ability to reduce its exposure to risks depends on the availability and cost of reinsurance.

Selective transfers its risk exposure to other insurance and reinsurance companies through reinsurance arrangements.  Through these arrangements, another insurer assumes a specified portion of the Company's losses and loss adjustment expenses in exchange for a specified portion of the insurance policy premiums.  The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly.  Any decrease in the amount of Selective's reinsurance will increase its risk of loss.

Selective also faces credit risk with respect to reinsurance.  The inability of any of the Company's reinsurers to meet their financial obligations could materially and adversely affect Selective's operations, as the Company remains primarily liable to its customers under the policies that it has reinsured.

Selective faces significant competition from other regional and national insurance companies, agents and from self-insurance.

Selective competes with both regional and national property and casualty insurance companies, including those that do not use independent agents and write directly with insureds.  Many of these competitors are larger than Selective and have greater financial, technical, and operating resources.  Because Selective sells its coverages through independent insurance agents who also are agents of its competitors, the Company faces competition within each of its appointed independent insurance agencies.

The property and casualty insurance industry is highly competitive on the basis of both price and service.  If Selective's competitors price their products more aggressively, the Company's ability to grow or renew its business as well as its profitability may be adversely impacted.  There are many companies competing for the same insurance customers in the geographic areas in which Selective operates.  The Internet has also emerged as a significant source of new competition, both from existing competitors and from new competitors.

Selective also faces competition, primarily in the commercial insurance market, from entities that self-insure their own risks.  Many of Selective's customers and potential customers are examining the benefits and risks of self-insuring as an alternative to traditional insurance.

A number of new, proposed, or potential legislative or industry developments could further increase competition in the property and casualty insurance industry.  These developments include:

•       The Gramm-Leach-Bliley Act, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

•       Programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

•       Changing practices caused by the Internet, which has led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

New competition from these developments could cause the supply or demand for insurance to change, which could adversely affect Selective's results of operations and financial condition.

Selective is a holding company, and its subsidiaries may have a limited ability to declare dividends, and thus may not have access to the cash that is needed to meet its cash needs.

Substantially all of Selective's operations are conducted through its subsidiaries.  Restrictions on the ability of the Company's subsidiaries, particularly the Insurance Subsidiaries, to pay dividends or make other cash payments to the Parent may materially affect its ability to pay principal and interest on its indebtedness and dividends on its common stock.

Under the terms of Selective's debt agreements and financial solvency laws affecting insurers, the Company's subsidiaries are permitted to incur indebtedness up to certain levels that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by the subsidiaries to the Parent.  The Company cannot assure that the agreements governing the current and future indebtedness of its subsidiaries will permit such subsidiaries to provide the Parent with sufficient dividends, distributions, or loans to fund its cash needs.  Sources of funds for the Insurance Subsidiaries primarily consist of premiums, investment income, and proceeds from sales and redemption of investments.  Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments.

The Insurance Subsidiaries may declare and pay dividends to the Parent only if they are permitted to do so under the insurance regulations of their respective state of domicile.  All of the states in which Selective's Insurance Subsidiaries are domiciled regulate the payment of dividends.  Some states, including New Jersey, North Carolina, and South Carolina, require that Selective give notice to the relevant state insurance commissioner prior to its Insurance Subsidiaries declaring any dividends and distributions payable to the Parent.  During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors.  Selective's SHRS subsidiary may also declare and pay dividends.  Potential dividends are restricted only by the operating needs of SHRS.

Class action litigation could affect Selective's business practices and financial results.

Selective's industries have been the target of class action litigation in areas including the following:

•          After-market crash parts;

•          Urban homeowner underwriting practices;

•          Health maintenance organization practices; and

•          Discounting and payment of personal injury protection claims.

A change in Selective's market share in New Jersey could adversely impact the results in its private passenger automobile business.

New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market.  These policies are priced according to a separate rating scheme that is established by the assigned risk plan and subject to approval by DOBI.  The amount of involuntary insurance an insurer must write in New Jersey depends on the insurer's statewide market share - the greater the market share the more involuntary coverage the insurer is required to write.  The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable.

Selective depends on key personnel.

To a large extent, the success of Selective's businesses is dependent on its ability to attract and retain key employees, in particular its senior officers, key management, sales, information systems, underwriting, claims, HR Outsourcing, and corporate personnel.  Competition to attract and retain key personnel is intense.  While Selective has employment agreements with a number of key managers, the Company generally does not have employment contracts with its employees and cannot ensure that it will be able to attract and retain key personnel.

Selective's investments support its operations and provide a significant portion of its revenues and earnings.

Like many other property and casualty insurance companies, Selective depends on income from its investment portfolio for a significant portion of its revenues and earnings.  Any significant decline in the Company's investment income as a result of falling interest rates, decreased dividend payment rates, or general market conditions would have an adverse effect on its results.  Fluctuations in interest rates cause inverse fluctuations in the market value of the Company's debt portfolio.  Any significant decline in the market value of its investments, excluding its held-to-maturity investments, would reduce the Company's stockholders' equity and its policyholders' surplus, which could impact the Company's ability to write additional premiums.  In addition, Selective's notes payable are subject to certain debt-to-capitalization restrictions, which could also be impacted by a significant decline in investment values.

Selective faces risks as a servicing carrier in the "Write-Your-Own" ("WYO") program of the United States government's National Flood Insurance Program ("NFIP").

Flood insurance is offered through the NFIP, which is covered by FEMA under the U.S. Department of Homeland Security.  During 2005, the destruction caused by Hurricanes Katrina and Rita stressed the NFIP with flood losses in excess of $20 billion.  Selective anticipates that given such losses, the present and future of the NFIP will be critically evaluated with a focus on easing the costs of the program.  If this federal program is modified in a manner unfavorable to the Company, it could have a material adverse effect on its Flood business.

Selective employs anti-takeover measures that may discourage potential acquirors and could adversely affect the value of its common stock.

Selective owns all of the shares of stock of its Insurance Subsidiaries domiciled in the states of New Jersey, New York, North Carolina, South Carolina, and Maine.  State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company that controls a domestic insurance company.  Any purchase of 10% or more of Selective's outstanding common stock would require prior action by all or some of the insurance commissioners of these states.

Other factors also may discourage, delay or prevent a change of control of Selective, including among others provisions, in the Company's certificate of incorporation, as amended, relating to:

•          Supermajority voting and fair price to the Company's business combinations;

•          Staggered terms for the Company's directors;

•          Supermajority voting requirements to amend the foregoing provisions;

•          The Company's stockholder rights plan;

•          Guaranteed payments that must be made to the Company's officers upon a change of control; and

•          The ability of the Company's board of directors to issue "blank check" preferred stock.

The New Jersey Shareholders Protection Act provides that Selective, as a New Jersey corporation, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of the Company's outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder.  These provisions also could have the effect of depriving Selective stockholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of the Company's common stock.

Selective faces risks from technology-related failures.

Selective's businesses are increasingly dependent on computer and Internet-enabled technology.  The Company's inability to anticipate or manage problems with technology associated with scalability, security, functionality or reliability could adversely affect its ability to write business and service accounts, and could adversely impact its results of operations and financial conditions.

Selective faces risks in the HR Outsourcing business.

The operations of SHRS are affected by numerous federal and state laws and regulations relating to employment matters, benefits plans and taxes.  In performing services for its clients, SHRS assumes some obligations of an employer under these laws and regulations.  Regulation in the HR Outsourcing business is constantly evolving, which could result in the modification of laws and regulations from time to time.  Selective is unable to predict what additional government initiatives, if any, affecting SHRS's business may be promulgated in the future.  Consequently, the Company is also unable to predict whether SHRS will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.

Item 1B.     Unresolved Staff Comments

None.

Item 2.    Properties.

Selective's main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space.  Selective leases all of its other facilities.  The principal office locations related to Selective's three business segments are described in the "Field Strategy" and "Human Resource Administration Outsourcing" sections of  Item 1. "Business."  Selective believes that its facilities provide space for its present needs and that additional space, if needed, would be available on reasonable terms.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Selective's common shares are traded on the NASDAQ National Market under the symbol: "SIGI."  The following table sets forth the range of high and low bid information as reported on the NASDAQ National Market for Selective's common shares for each full quarterly period within the two most recent fiscal years:

	2005		2004
	High	Low	High	Low
First Quarter	$49.00	41.75	39.56	31.72
Second Quarter	50.48	41.90	40.34	33.46
Third Quarter	50.93	46.04	40.65	33.58
Fourth Quarter	59.28	47.05	45.96	35.70

On February 28, 2006, the closing price of Selective as reported on the NASDAQ National Market was $54.22.

(b) Holders

As of December 31, 2005, there were approximately 4,845 holders of record of Selective's common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends

Dividends on shares of Selective's common stock are declared and paid at the discretion of the Board of Directors based on Selective's operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  The following table provides information on the dividends declared for each quarterly period within Selective's two most recent fiscal years:

Dividend per share	2005	2004
First Quarter	$0.19	0.17
Second Quarter	0.19	0.17
Third Quarter	0.19	0.17
Fourth Quarter	0.22	0.19

Selective's ability to declare dividends is restricted by covenants contained in senior notes that it issued on May 4, 2000 ("2000 Senior Notes").  See Note 7 to the consolidated financial statements entitled, "Indebtedness."  All such covenants were met during 2005 and 2004.  At December 31, 2005, the amount available for dividends to holders of Selective's common shares under such restrictions was $333.0 million for the 2000 Senior Notes.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Selective's common stock subject to equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a)
Equity compensation plans approved by security holders	789,523	26.96	1,971,194(1)

Equity compensation plans not approved by security holders	-	-	561,502(2)

Total	789,523	26.96	2,532,696
(1)	Includes 223,903 shares available for issuance under Selective's Employee Stock Purchase Plan; and 1,747,291 shares available for issuance under
Selective's Omnibus Plan; which can be issued as stock options or in the form of restricted stock awards.
(2)	This is the number of shares available for issuance under Selective's Stock Purchase Plan for Independent Insurance Agents. For further details regarding Selective's Stock Purchase Plan for Independent Insurance Agents see Note 16 in Item 8. Financial Statements and Supplementary Data.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding Selective's purchase of its own common stock in the fourth quarter of 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet Be
		Average Price	as Part of Publicly	Purchased Under the
Period	Total Number of	Paid	Announced Plans	Announced Plans
	Shares Purchased[1]	per Share	or Programs[2]	or Programs[2]
October 1-31, 2005	2,972	$51.81	-	4,664,736
November 1-30, 2005	2,927	56.71	-	4,664,736
December 1-31, 2005	7,076	57.10	-	4,664,736
Total	12,975	55.80	-
[1]	The Fourth Quarter included 7,674 shares purchased from employees in connection with the vesting of restricted stock. Selective also purchased 5,301 shares from employees in connection with stock option exercises. These shares were not purchased as part of the publicly announced program. The shares were purchased at the average of the high and low prices of Selective's common stock on the dates of the purchase.
[2]	On April 26, 2005, the Board of Directors cancelled the existing stock repurchase plan and authorized a stock repurchase program of up to 5.0 million shares, which is scheduled to expire on April 26, 2007.
27

Item 6.    Selected Financial Data.

Eleven-Year Financial Highlights1

(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2005	2004	2003	2002	2001
Net premiums written.........................................	$1,459,474	1,365,148	1,219,159	1,053,487	925,420
Net premiums earned..........................................	1,418,013	1,318,390	1,133,070	988,268	883,048
Net investment income earned............................	135,950	120,540	114,748	103,067	96,767
Net realized gains (losses) .................................	14,464	24,587	12,842	3,294	6,816
Diversified Insurance Services revenue
from continuing operations[2,3]........................	98,711	86,484	70,780	59,399	51,783
Total revenues ..................................................	1,671,012	1,553,624	1,335,056	1,157,553	1,041,177
Underwriting Profit (loss) ..................................	69,728	40,768	(25,252)	(38,743)	(60,638)
Diversified Insurance Services income
(loss) from continuing operations[2,3].................	14,793	11,921	6,194	3,103	(3,819)
Net income from continuing operations[3]................	147,452	127,177	64,375	40,310	24,112
Total discontinued operations, net of tax[3] .............	546	1,462	1,969	1,659	1,581
Cumulative effect of change in account
principle, net of tax........................................	495	-	-	-	-
Net income.........................................................	148,493	128,639	66,344	41,969	25,693
Comprehensive income.......................................	112,078	134,723	99,362	59,366	24,405
Total assets .......................................................	4,393,615	3,929,400	3,438,782	3,029,847	2,684,344
Notes payable and debentures[6]..............................	339,409	264,350	238,621	262,768	156,433
Stockholders' equity.............................................	981,124	882,018	749,784	652,102	591,160
Statutory premiums to surplus ratio[4]......................	1.6	1.7	1.8	1.9	1.8
Statutory combined ratio[2,5]....................................	94.6	95.9	101.5	103.2	106.7
Combined ratio[2,5].................................................	95.1	96.9	102.2	103.9	106.9
Yield on investment, before-tax.............................	4.6	4.7	5.1	5.4	5.4
Debt to capitalization...........................................	25.7	23.1	24.1	28.7	21.0
Return on average equity......................................	15.9	15.8	9.5	6.8	4.4

Per share data:
Net income from continuing operations[3]:
Basic.................................................................	$5.43	4.76	2.46	1.59	0.99
Diluted[7]............................................................	4.65	4.02	2.14	1.47	0.92

Net income:
Basic ................................................................	$5.47	4.81	2.54	1.66	1.05
Diluted[7] ...........................................................	4.69	4.07	2.20	1.53	0.98

Dividends to stockholders .................................	$0.79	0.70	0.62	0.60	0.60

Stockholders' equity ..........................................	$34.68	31.57	27.48	24.52	23.15

Price range of common stock:
High ...............................................................	$59.28	45.96	33.00	31.48	28.21
Low ................................................................	41.75	31.72	21.81	19.36	19.94
Close ...............................................................	53.10	44.24	32.36	25.18	21.73

Number of weighted average shares:
Basic ...............................................................	27,171	26,731	26,131	25,301	24,583
Diluted[7] ...........................................................	32,354	32,378	31,603	27,995	26,424

1.	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.
2.	Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. 1997 - 2005 have been restated to reflect the exclusion of results from discontinued operations.
3.	See Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations," the section entitled "Diversified Insurance Services Segment" for a discussion of discontinued operations and Item 8. "Financial Statements and Supplementary Data," Note 10 to the consolidated financial statements for the components of income.
28

2000	1999	1998	1997	1996	1995
843,604	811,677	748,873	717,618	692,239	757,021
821,265	799,065	722,992	676,268	694,947	742,817
99,495	96,531	99,196	100,530	96,952	91,640
4,191	29,377	(2,139)	6,021	2,786	900

43,463	22.554	8,562	7,060	7,061	4,529
972,153	950,669	831,791	793,007	804,780	843,100
(65,122)	(54,147)	(24,986)	(3,022)	(21,982)	(17,468)

2,112	4,257	1,765	646	1,950	856
24,487	53,483	53,277	69,531	55,551	53,042
2,048	234	293	77	-	-

-	-	-	-	-	-
26,535	53,717	53,570	69,608	55,551	53,042
49,166	16,088	78,842	105,931	51,539	105,035
2,590,903	2,507,545	2,432,168	2,306,191	2,189,737	2,119,804
163,634	81,585	88,791	96,559	103,769	111,292
577,797	569,964	607,583	565,316	474,299	436,749
1.7	1.6	1.5	1.5	1.7	2.1
108.2	105.7	103.2	100.1	102.9	101.6
107.9	106.8	103.6	100.3	102.9	102.3
5.8	5.6	5.7	6.0	6.1	6.4
22.1	12.5	13.2	14.6	18.0	20.3
4.6	9.1	9.1	13.4	12.2	13.9

0.99	1.97	1.87	2.41	1.92	1.86
0.93	1.86	1.73	2.27	1.83	1.81

1.07	1.98	1.88	2.41	1.92	1.86
1.01	1.87	1.74	2.27	1.83	1.81

0.60	0.59	0.56	0.56	0.56	0.56

22.92	21.46	21.30	19.32	16.31	15.17

25.88	22.50	29.25	28.38	19.38	19.19
14.63	16.50	16.69	18.31	15.50	12.25
24.25	17.19	20.13	27.00	19.00	17.75

24,907	27,081	28,480	28,909	28,860	28,481
26,572	28,877	30,412	30,925	30,360	29,846

4.	Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital because, as the ratio increases, revenue per dollar of capital increases, indicating the possibility of increased returns or increased losses due to the effects of leverage.
5.	Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.
6.	See Item 8. "Financial Statements and Supplementary Data," Note 7 to the consolidated financial statements for a discussion of notes payable and debentures.
7.	See Item 8. "Financial Statements and Supplementary Data," Note 11 to the consolidated financial statements for a discussion regarding diluted net income per share restatements.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Certain statements in this report, including information incorporated by reference, are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA").  The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements.  These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by use of words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely" or "continue" or other comparable terminology.  These statements are only predictions, and we can give no assurance that such expectations will prove to be correct.  We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are discussed in further detail in Item 1A. "Risk Factors."  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time-to-time.  We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

Selective Insurance Group, Inc., ("Selective," the "Company," "we," or "our") offers property and casualty insurance products and diversified insurance services through its various subsidiaries.  Selective classifies its businesses into three operating segments: (i) Insurance Operations; (ii) Investments; and (iii) Diversified Insurance Services.

The purpose of the Management's Discussion and Analysis ("MD&A") is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.  For convenience and reading ease, we have written the MD&A in the first person plural.

In the MD&A, we will discuss and analyze the following:

•         Critical Accounting Policies and Estimates;

•         Highlights of Results for years ended December 31, 2005, 2004, and 2003;

•         Results of Operations and Related Information by Segment;

•         Financial Condition, Liquidity, and Capital Resources;

•         Federal Income Taxes; and

•         Adoption of Accounting Pronouncement.

Critical Accounting Policies and Estimates

We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.  Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.  We consider our most significant accounting policies and estimates to be those applied to establish reserves for loss and loss expenses, deferred acquisition costs, pension and post-retirement plan expenses, and other-than-temporary investment impairments.

Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses.  As of December 31, 2005, the Company had accrued $2.1 billion of loss and loss expense reserves compared to $1.8 billion at December 31, 2004.

When a claim is reported to an insurance subsidiary, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon a case‑by‑case evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses.  The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person.  Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the case.

In accordance with industry practice, we maintain, in addition to case reserves, estimates of reserves for losses and loss expenses incurred but not yet reported ("IBNR").  Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  The actuarial techniques used are part of a comprehensive reserving process that includes two primary components.  The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff.  In completing this analysis, the actuaries are required to make numerous assumptions, including for example, the selection of loss development factors and the weight to be applied to each individual actuarial indication.  These indications include paid and incurred versions for the following methodologies: loss development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity.  Additionally, the actuaries must gather substantially similar data in sufficient volume to ensure the statistical credibility of the data.  The second component of the analysis is the projection of the expected ultimate loss ratio for each line of business for the current accident year.  This projection is part of the Company's planning process wherein the expected loss ratios are reviewed and updated each quarter.  This review includes actual versus expected pricing changes, loss trend assumptions, and updated prior period loss ratios from the most recent quarterly reserve analysis.

In addition to the most recent loss trends, a range of possible IBNR reserves is determined annually and continually considered, amongst other factors, in establishing IBNR for each reporting period.  Loss trends include, but are not limited to large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues.  The Company also considers factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Based on the consideration of the range of possible IBNR reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.  The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.  Any changes in the liability estimate may be material to the results of operations in future periods.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2005 and 2004:

As of December 31, 2005					Reinsurance
recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	Reserves	Reserves	Total	Reserves	loss expenses	Net Reserves
Commercial automobile	$92,390	169,220	261,610	$33,112	5,969	288,753
Workers compensation	337,235	315,375	652,610	84,891	68,354	669,147
General liability	142,899	373,094	515,993	110,941	26,366	600,568
Commercial property	17,488	1,161	18,649	1,246	579	19,316
Business owners' policy	20,569	23,467	44,036	6,759	5,175	45,620
Bonds	1,527	4,635	6,162	1,777	382	7,557
Other	306	1,704	2,010	2	211	1,801
Total commercial lines	612,414	888,656	1,501,070	238,728	107,036	1,632,762

Personal automobile	130,714	98,541	229,255	40,230	66,989	202,496
Homeowners	13,148	10,104	23,252	2,520	3,275	22,497
Other	35,010	11,159	46,169	2,825	40,948	8,046
Total personal lines	178,872	119,804	298,676	45,575	111,212	233,039
Total	$791,286	1,008,460	1,799,746	$284,303	218,248	1,865,801

As of December 31, 2004					Reinsurance
recoverable
	Loss Reserves				on unpaid
	Case	IBNR		Loss expense	losses and
($ in thousands)	Reserves	Reserves	Total	Reserves	loss expenses	Net Reserves
Commercial automobile	$93,076	180,766	273,842	$28,541	6,098	296,285
Workers compensation	298,803	245,897	544,700	53,913	68,692	529,921
General liability	133,706	299,666	433,372	88,946	29,403	492,915
Commercial property	18,616	1,890	20,506	1,200	1,048	20,658
Business owners' policy	18,549	22,810	41,359	5,994	5,160	42,193
Bonds	1,267	3,438	4,705	1,664	696	5,673
Other	640	2,649	3,289	5	224	3,070
Total Commercial	564,657	757,116	1,321,773	180,263	111,321	1,390,715

Personal automobile	131,387	96,399	227,786	39,870	67,410	200,246
Homeowners	11,507	8,496	20,003	2,418	2,427	19,994
Other	31,206	9,020	40,226	2,878	37,614	5,490
Total personal lines	174,100	113,915	288,015	45,166	107,451	225,730
Total	$738,757	871,031	1,609,788	$225,429	218,772	1,616,445

As of December 31, 2005, we established a range of reasonably possible reserves for net claims of approximately $1,764 million to $1,950 million and of $1,529 million to $1,695 million at December 31, 2004.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  This range does not include a provision for potential increases or decreases associated with environmental reserves, as management believes it is not meaningful to calculate a range given the uncertainties associated with environmental claims.  The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis as described above and makes adjustments in the period that the need for such adjustment is determined. These reviews, from time to time, result in the Company identifying information and trends that cause the Company to increase some reserves and decrease other reserves for prior periods and could lead to the identification of a need for additional increases in loss and loss adjustment expense reserves, which could materially adversely affect the Company's results of operations, equity, business, insurer financial strength and debt ratings.  The Company experienced adverse development in its loss and loss expense reserves totaling $5.1 million in 2005, $4.9 million in 2004 and $15.0 million in 2003.  For further discussion on the adverse development in loss and loss expense reserves, see the discussion on "Net Loss and Loss Expense Reserves" in Item 1. "Business" and Note 6 of Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non‑asbestos.  Carried net loss and loss expense reserves for environmental claims was $41.8 million as of December 31, 2005 and $38.5 million as of December 31, 2004.  Selective's exposure to environmental liability is primarily due to policies written prior to the introduction of the absolute pollutions endorsement in the mid-80's and the underground storage tank leaks mostly from New Jersey homeowners policies in recent years.  Selective's asbestos and non‑asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.  During 2004, Selective also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  Increased frequency was triggered, in part, by the state's robust real estate market, which led to an increase in home tank inspections.

IBNR reserve estimation for environmental claims is often difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses, and potential changes to state and federal statutes.  However, management is not aware of any emerging trends that could result in future reserve adjustments.  Moreover, normal historically-based actuarial approaches are difficult to apply because relevant history is not available.  In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it believes it would not be meaningful.

The table below summarizes the number of asbestos and non‑asbestos claims outstanding at December 31, 2005, 2004, and 2003.  For additional information about our environmental reserves, see Item 1. "Business," Item 8. "Financial Statements and Supplementary Data," Note 6 to the consolidated financial statements.

Environmental Claims Activity (in thousands except claim counts)	2005	2004	2003
Asbestos Related Claims (1)
Claims at beginning of year	3,025	2,772	2,346
Claims received during year	276	442	720
Claims closed during year(2)	(1,212)	(189)	(294)
Claims at end of year	2,089	3,025	2,772
Average gross loss settlement on closed claims	$0.53	0.18	0.55
Gross amount paid to administer claims	$230	137	419
Net survival ratio (3)	16	20	17

Non-Asbestos Related Claims (1)
Claims at beginning of year	285	286	247
Claims received during year	154	126	133
Claims closed during year(2)	(146)	(127)	(94)
Claims at end of year	293	285	286
Average gross loss settlement on closed claims	$65.20	13.60	7.90
Gross amount paid to administer claims	$1,718	553	723
Net survival ratio (3)	7	7	9
(1)	The number of environmental claims presented in the tables includes all multiple claimants who are associated with the same site or incident.
(2)	Includes claims dismissed, settled, or otherwise resolved.
(3)	The net survival ratio was calculated utilizing a three-year average for net losses and expenses paid.

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned.  Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience.  Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose.  As of December 31, 2005 the Company had deferred policy acquisition costs of $204.8 million compared to $186.9 million as of December 31, 2004.

Pension and Postretirement Benefit Plan Actuarial Assumptions

The Company's pension benefit and postretirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions ("SFAS 87") and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pension ("SFAS 106"), respectively.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  We evaluate these key assumptions annually.  Other assumptions involve demographic factors such as retirement age, mortality, turnover and rate of compensation increases.

The discount rate enables us to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.  We reduced our discount rate to 5.75% for 2005, from 6.25% in 2004, to reflect market interest rate conditions.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets would increase pension expense.  Our long-term expected return on plan assets was 8.00% in 2005 and 8.25% in 2004.  Changes in the related pension and postretirement benefit expense may occur in the future due to changes in these assumptions.

For additional information regarding the Company Pension and Postretirement Benefit Plan, see Item 8. "Financial Statements and Supplementary Data," Note 14(d) to the consolidated financial statements.

Other-Than-Temporary Investment Impairments

An investment in a fixed maturity or equity security, which is available for sale or reported at fair value is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.  We regularly review our entire investment portfolio for declines in value.  If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income.  If we believe the decline is "other-than-temporary," we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income.  Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  In November 2005, the Financial Accounting Standards Board ("FASB") issued two FASB Staff Positions ("FSP"), FAS115-1 and FAS124-1 titled "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments".  These staff positions essentially endorse existing requirements related to impairments with relatively few modifications.  We believe this solidified our approach in evaluating our portfolio for other-than-temporary impairment.

Our evaluation for other-than-temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:

•      Whether the decline appears to be issuer or industry specific;

•      The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity securities in question;

•      The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

•      Buy/hold/sell recommendations published by outside investment advisors and analysts;

•      Relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•      The length of time and the extent to which the fair value has been less than carrying value.

Our evaluation for other-than-temporary impairment of equity securities and alternative investments, includes, but is not limited to, the evaluation of the following factors:

•      Whether the decline appears to be issuer or industry specific;

•      The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;

•      The price-earnings ratio at the time of acquisition and date of evaluation;

•      The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;

•      The recent income or loss of the issuer;

•      The independent auditors' report on the issuer's recent financial statements;

•      The dividend policy of the issuer at the date of acquisition and the date of evaluation;

•      Any buy/hold/sell recommendations or price projections published by outside investment advisors;

•      Any rating agency announcements; and

•      The length of time and the extent to which the fair value has been less than carrying value.

During 2005, we wrote-off one investment that we concluded was impaired during the second quarter of 2005 for other-than-temporary declines in fair value of $1.2 million compared to no impairment charges recorded in 2004 and $1.2 million in 2003.

Highlights of years ended December 31, 2005, 2004, and 2003 Results

Financial Highlights[1]
			2005			2004
($ in thousands, except per share amounts)	2005	2004	vs 2004		2003	vs 2003

Total revenues	$1,671,012	1,553,624	8%		1,335,056	16%
Net income from continuing operations2	147,452	127,177	16		64,375	98
Diluted net income per share from continuing
operations[2]	4.65	4.02	16		2.14	88
Diluted net income per share	4.69	4.07	15		2.20	85
Diluted weighted-average outstanding shares	32,354	32,378	-		31,603	2
GAAP combined ratio	95.1%	96.9	(1.8)	pts	102.2	(5.3)	pts
Statutory combined ratio	94.6%	95.9	(1.3)		101.5	(5.6)
Return on average equity	15.9%	15.8	0.1		9.5	6.3

[1]	Refer to the Glossary of Terms, attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review, which exhibit is incorporated by reference.
[2]	"From continuing operations," refer to Item 8. "Financial Statements and Supplementary Data," Note 11 to the consolidated financial statements and this section for further discussion.

•      Total revenues increased in 2005 compared to 2004, and 2003, primarily due to net premiums earned ("NPE") growth of 8% in 2005 as compared to 2004 and growth of 16% in 2004 as compared to 2003.  Increases in NPE are attributed to the following:

    Direct voluntary new business written of $289.2 million in 2005 compared to $264.9 million in 2004, and $268.7 million in 2003;

    Commercial Lines renewal retention, which remained level in 2005 compared to 2004 and 2003;

    Commercial Lines renewal premium price increases, including exposure, that averaged 4% in 2005 compared to 9% in 2004, and 13% in 2003;

    Increased competition in the New Jersey personal automobile market partially offset the items above, and resulted in a decrease in rates of 5.2% along with a 10% reduction in the number of cars we insured during 2005 compared to 2004.  In 2004, there was an increase in rates of 6.3% along with an 8% reduction in the number of cars we insured compared to 2003.

•      Net income from continuing operations increased in 2005 compared to 2004 and 2003, primarily due to the following:

    Commercial Lines underwriting improvements;

    Lower weather-related catastrophe losses, which reduced net income by $3.0 million after tax in 2005 compared to $12.0 million after tax in 2004, and $19.7 million after tax in 2003;

    After-tax investment income, which increased $14.2 million, or 16%, in 2005 compared to $6.6 million, or 8%, in 2004 compared to 2003.  These increases were the result of increased invested assets due to strong operating cash flows of $406.8 million in 2005, $367.1 million in 2004, and $281.9 million in 2003.  Increases in operating cash flows resulted in an increase in invested assets of 14% to $3.2 billion at December 31, 2005, and an increase of 17% to $2.8 billion at December 31, 2004;

    Partially offset in 2005 by decreases in net realized gains of 41%, or $6.6 million compared to increases in 2004 of 91%, or $7.6 million. The decrease in net realized gains in 2005 compared to 2004, as well as the increase in net realized gains in 2004 compared to 2003, is primarily due to the sale of a single equity security in 2004, which resulted in a $9.7 million after-tax gain.

•      Return on average equity improvements since 2003 are the result of the improvements to net income noted above coupled with our capital management techniques, which included repurchases of 335,000 shares of our common stock at a cost of $16.3 million in 2005 and 141,000 shares at a cost of $4.9 million in 2004 under the Company's authorized share repurchase programs.  For further description of these programs, see Note 8 in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Results of Operations and Related Information by Segment

Insurance Operations

Our Insurance Operations segment writes our property and casualty insurance business in six insurance subsidiaries (the "Insurance Subsidiaries").  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States through approximately 750 independent insurance agencies, and we have at least one Insurance Subsidiary licensed to do business in each of the 50 states.  Our Insurance Operations segment consists of two components:  (i) commercial lines ("Commercial Lines"), which markets primarily to businesses, and represents approximately 86% of net premiums written ("NPW"), and (ii) personal lines ("Personal Lines"), which markets primarily to individuals and represents approximately 14% of NPW.   The underwriting performance of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio, (ii) underwriting expense ratio, (iii) dividend ratio, and (iv) combined ratio.  For further details regarding these ratios see the discussion in the "Insurance Operations Results" section of Item 1. "Business" of this Form 10-K.

Summary of Insurance Operations

All Lines
			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003
GAAP Insurance Operations Results:
NPW	$1,459,474	1,365,148	7%		1,219,159	12%
NPE	1,418,013	1,318,390	8		1,133,070	16
Less:
Losses and loss expenses incurred	905,730	866,374	5		798,630	8
Net underwriting expenses incurred	436,867	406,973	7		354,638	15
Dividends to policyholders	5,688	4,275	33		5,054	(15)
Underwriting income	$69,728	40,768	71%		(25,252)	261%
GAAP Ratios:
Loss and loss expense ratio	63.9%	65.7	(1.8)	pts	70.5	(4.8)	pts
Underwriting expense ratio	30.8	30.9	(0.1)		31.3	(0.4)
Dividends to policyholders ratio	0.4	0.3	0.1		0.4	(0.1)
Combined ratio	95.1	96.9	(1.8)		102.2	(5.3)
Statutory Ratios[1]:
Loss and loss expense ratio	63.5	65.3	(1.8)		70.3	(5.0)
Underwriting expense ratio	30.7	30.3	0.4		30.8	(0.5)
Dividends to policyholders ratio	0.4	0.3	0.1		0.4	(0.1)
Combined ratio[1]	94.6%	95.9	(1.3)	pts	101.5	(5.6)	pts
[1] The statutory ratios include Selective's flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 95.3% for 2005, 96.5% for 2004, and 102.0% for 2003.

  NPW and NPE increased due to:

    Direct voluntary new business written of $289.2 million in 2005 compared to $264.9 million in 2004, and $268.7 million in 2003;

    Commercial Lines renewal retention, which remained level in 2005 compared to 2004 and 2003;

    Commercial Lines renewal premium price increases that averaged 4% in 2005 compared to 9% in 2004, and 13% in 2003; and

    Increased competition in the New Jersey personal automobile market partially offset the items above, and resulted in a cumulative decrease in rates of 5.2% along with a 10% reduction in the number of cars we insured during 2005 compared to 2004.  In 2004, there was an increase in rates of 6.3% along with an 8% reduction in the number of cars we insured compared to 2003.

  The improvement in 2005 GAAP loss and loss expense ratio when compared to 2004 and 2003 was primarily attributable to: (i) a decrease in weather-related catastrophe losses, which accounted for $4.7 million in incurred losses or 0.3 points of the GAAP loss and loss expense ratio for 2005 compared to $18.5 million or 1.4 points for 2004, and $30.3 million in incurred losses or 2.7 points of the GAAP loss and loss expense ratio for 2003; and (ii) underwriting improvements mainly in our Commercial Lines business. These improvements were partially offset by the following: (i) unprofitable results in our workers compensation line of business, and (ii) reserve increases related to the New Jersey Supreme Court judicial ruling described below.  For further discussion regarding these items, see our "Commercial Lines" and "Personal Lines" discussions below.

Insurance Operations Outlook

During 2005, the Property and Casualty industry faced several large-scale disasters including Hurricanes Katrina and Rita.  As the year unfolded, industry speculation was that these events may result in the stabilization of market prices after the increasing pricing pressures that the industry was experiencing prior to these disasters.  Currently, we do not anticipate pure price increases in 2006 within our 20-state footprint.  The effect of the hurricanes sustained by the reinsurance sector during 2005 was evidenced by the January 1, 2006 renewal of our property catastrophe program.  Although we have not sustained significant catastrophic losses for well over a decade, the growth in our book of business along with the hardening of the market and reinsurers' perception of catastrophic risk have led to higher property catastrophe costs in 2006 compared to 2005.  Additionally, terrorism remains a key concern, despite the two-year extension of the Terrorism Risk Insurance Act of 2002 ("TRIA") signed into law on December 22, 2005.  While the provisions of TRIA will serve to mitigate our significant exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $160 million in 2006.  In addition, it is uncertain whether TRIA will be extended past its current termination date.  We continue to monitor concentrations of risk and have purchased a separate terrorism treaty to supplement our protection to this highly unknown exposure.

Despite these marketplace challenges and barring excess catastrophe losses, we are anticipating achieving an underwriting profit for a third consecutive year in 2006.  We believe that our profitability will continue to be driven by our field strategy, a key competitive advantage that will allow us to grow our new business with both our existing agency plant and the strategic appointment of new agencies.  The strategies that we are implementing will continue to increase the effectiveness of our field strategy, thus driving our profitable growth. These key strategies are as follows:

•      Market Planning. Through business demographic and geographic analysis, this strategy: (i) identifies underserved markets in existing territories; (ii) identifies other areas for potential organic growth that may require additional agent appointments or field underwriter deployment; and (iii) enhances our ability to replicate success across different markets;

•      Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions; and

•      Workers Compensation. This strategy includes six key initiatives that focus on predictive modeling, loss control, and maximizing our quality agency relationships.

Technology also continues to play a critical role in our success.  Recently, we rolled out our agency integration technology, xSELerate, which is another example of why we are ranked so highly by our agents for "ease of doing business."  This technology allows automated movement of key underwriting data from an agent's management system to our systems, or vice versa, allowing seamless quoting and rating capabilities.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003
GAAP Insurance Operations Results:
NPW	$1,258,632	1,141,702	10%		999,486	14
NPE	1,208,666	1,092,491	11		920,409	19
Less:
Losses and loss expenses incurred	748,548	699,277	7		637,469	10
Net underwriting expenses incurred	378,759	346,103	9		291,414	19
Dividends to policyholders	5,688	4,275	33		5,054	(15)
Underwriting income (loss)	$75,671	42,836	77		(13,528)	417
GAAP Ratios:
Loss and loss expense ratio	61.9%	64.0	(2.1)		69.3	(5.3)
Underwriting expense ratio	31.3%	31.7	(0.4)		31.7	-
Dividends to policyholders ratio	0.5%	0.4	0.1		0.5	(0.1)
Combined ratio	93.7%	96.1	(2.4)		101.5	(5.4)
Statutory Ratios:
Loss and loss expense ratio	61.8%	63.7	(1.9)	pts	69.2	(5.5)
Underwriting expense ratio	31.3%	31.3	-		31.2	0.1
Dividends to policyholders ratio	0.5%	0.4	0.1		0.5	(0.1)
Combined ratio	93.6%	95.4	(1.8)		100.9	(5.5)

  The increases in NPW and NPE were the result of:

    Direct voluntary new business written of $251.5 million for 2005, an 8% increase compared to $232.1 million in direct voluntary new business written in 2004, and $230.9 million in direct voluntary new business written in 2003;

    Year-on-year renewal retention remaining level for 2005, 2004, and 2003; and

    Renewal premium price increases, including exposure, that averaged 4% for 2005 compared to 9% in 2004, and 13% for 2003.

  The improvement in the GAAP combined ratio is attributable to:

    Lower weather-related catastrophe losses, which accounted for only 0.3 points of the GAAP loss and loss expense ratio for 2005, compared to 1.5 points for 2004, and 2.4 points for 2003; and

    Loss trends for Commercial Lines that were flat in 2005 compared to 2004, versus an average earned premium increase of 3% in 2005.  Partially offsetting this, workers compensation 12-month loss trends were up 24% in 2005 compared to 2004, versus an average earned premium increase of 10% in 2005 compared to 2004.

Commercial Automobile

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$325,048	315,214	3%		274,958	15%
Statutory NPE	320,080	303,645	5		255,626	19
Statutory combined ratio	74.4%	85.8	(11.4)	pts	93.1	(7.3)	pts
% of total statutory commercial NPW	26%	28			28

These results reflect the cumulative effect of price increases over the last five years, underwriting improvements, including the removal of certain classes of business determined to be unprofitable, and favorable prior-year statutory loss and loss expense development in 2005 of approximately $48 million compared to approximately $20 million in 2004 and approximately $3 million in 2003.  In 2005, the favorable reserve development in our commercial automobile line of business, which is a line wherein loss trends develop at a much faster pace, was primarily attributable to ongoing severity trends in the 2002 through 2004 accident years.  The favorable development in 2004 and 2003 was also primarily attributable to reductions in claim frequency.

General Liability

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$382,172	329,918	16%		281,096	17%
Statutory NPE	363,713	309,534	18		256,240	21
Statutory combined ratio	97.5%	98.7	(1.2)	pts	99.1	(0.4)	pts
% of total statutory commercial NPW	30%	29			28

Our favorable performance trend in this line reflects our long-term improvement strategy that incorporated higher pricing, heightened loss control efforts and continued underwriting enhancements.  Partially offsetting the favorable performance in this line of business were increases in the statutory loss and loss expense reserves for prior year development of approximately $14 million in 2005, $19 million in 2004, and $22 million in 2003. The adverse development in all years was created mainly by our contractor completed operations business.  Since 2002, we have taken extensive underwriting actions to limit our exposure.  For example, we adopted the Insurance Service Office general liability insurance form, which excluded coverage for faulty workmanship of subcontractors.  We also placed mold limitations or exclusions on most policies and required subcontractors to carry equal insurance limits to those carried by the general contractor as well as mandated that our insureds be named on any potential subcontractor's policy as an additional insured on a primary and noncontributory basis.  Also included in the increases to the 2004 statutory loss and loss expense reserves was $1.7 million that was the result of rating agency downgrades of certain reinsurers, which caused us to reevaluate our ability to collect under certain reinsurance contracts.

Workers Compensation

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$309,584	272,739	14%		240,861	13%
Statutory NPE	293,311	263,508	11		221,045	19
Statutory combined ratio	124.1%	108.2	15.9	pts	109.6	(1.4)	pts
% of total statutory commercial NPW	25%	24			24

Due to the demands of the commercial marketplace, we include workers compensation as part of our overall product portfolio.  Our overall commercial lines statutory combined ratio was a profitable 93.6% in 2005, 95.4% in 2004, and 100.9% in 2003.  However, the workers compensation line continues to challenge us and has not been profitable in 2005, 2004 or 2003.  In 2005, the lack of profitability was largely due to adverse statutory prior year loss and loss expense development of approximately $40 million. The adverse statutory prior year loss and loss expense development in 2004 was $4 million, and $1 million in 2003.  As workers compensation is a long-tail line, it takes many years to develop. Over the course of 2005, we accumulated sufficient evidence of adverse loss trends, specifically in medical costs, in the 2001 and prior accident years to warrant an increase in management's best estimates within the loss range.  Additionally, rating agency downgrades of certain reinsurers during 2004 caused us to reevaluate our ability to collect under certain reinsurance contracts, which resulted in an increase to our statutory loss reserves of $1.8 million to this line of business compared to prior periods.

To restore profitability in this line of business, we have implemented a comprehensive workers compensation strategy that combines underwriting execution and incorporates our Knowledge Management strategy, both of which are discussed in the "Insurance Operations Outlook" section above.

Commercial Property

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$176,764	159,811	11%		143,185	12%
Statutory NPE	168,281	152,579	10		130,305	17
Statutory combined ratio	69.5%	80.9	(11.4)	pts	98.3	(17.4)	pts
% of total statutory commercial NPW	14%	14			14

The improvement in the statutory combined ratio for Commercial Property is primarily attributable to higher prices and underwriting improvements that have been made over the past five years, including better insurance-to-value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.  This line also benefited from low weather-related catastrophe losses during 2005 of $2.8 million, or 1.7 points, compared to $13.3 million, or 8.7 points, during 2004 and $18.4 million, or 14.1 points, during 2003.

                Business Owners' Policy

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$46,903	48,755	(4)%		46,810	4%
Statutory NPE	46,723	49,575	(6)		44,175	12
Statutory combined ratio	99.5%	107.1	(7.6)	pts	118.0	(10.9)	pts
% of total statutory commercial NPW	4%	4			5

The improvement in the statutory combined ratio in the Business Owners' Policy line of business is the result of pricing and underwriting actions that were taken over the past year, including ceasing to underwrite certain classes of business that have been consistently unprofitable and focusing growth on more profitable segments.  The decrease in premiums in this line is due to the elimination of certain classes of business from our underwriting eligibility guidelines.

                Bonds

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$17,372	14,563	19%		11,782	24%
Statutory NPE	16,063	13,106	23		12,476	5
Statutory combined ratio	77.5%	112.8	(35.3)	pts	113.7	(0.9)	pts
% of total statutory commercial NPW	1%	1			1

Although the bond operation represents only 1% of our Commercial Lines business, we continue to make strides to grow this line of business given its value to our agents in rounding out the commercial account for their clients.  Improvements in our bond line of business during 2005, compared to the last two years, reflect enhancements to the bond underwriting process, including the successful rollout of our automated bond system and the elimination of bond-only agents.  The 2004 results included a charge of approximately $2.0 million, or 15.3 points, which related to salvage and subrogation recoverables for prior accident years.

                Commercial Lines Outlook

As was discussed in the "Insurance Operations Outlook" section above, the record catastrophe losses impacting the insurance industry in 2005 had minimal impact on our Commercial Lines business this year as our Commercial Property line of business experienced unusually low levels of weather-related catastrophe losses.  Although we experienced minimal catastrophe losses this year, industry losses are expected to drive up reinsurance costs for all primary carriers.  However, in spite of the overall marketplace challenges, the property and casualty industry saw an increase in surplus, or capital, which can create increased competition for a market that A.M. Best expects to grow by only 3%.  The 2006 pricing environment will depend largely on the discipline of our competitors to focus on profitability.  Although we are prepared for continued pricing pressure in 2006, we believe our 2005 market share of 1% in our 20 primary states, (based on our Commercial Lines NPW of $1.3 billion in 2005) combined with our strategic initiatives, provides us with substantial opportunities in 2006 for profitable growth in our current operating territories.

Personal Lines Results

Personal Lines

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003
GAAP Insurance Operations Results:
NPW	$200,842	223,446	(10)%		219,673	2%
NPE	209,347	225,899	(7)		212,661	6
Less:
Losses and loss expenses incurred	157,182	167,097	(6)%		161,161	4%
Net underwriting expenses incurred	58,108	60,870	(5)		63,224	(4)
Underwriting income (loss)	$(5,943)	(2,068)	(187)		(11,724)	82
GAAP Ratios:
Loss and loss expense ratio	75.1%	74.0	1.1	pts	75.8	(1.8)	pts
Underwriting expense ratio	27.8%	26.9	0.9		29.7	(2.8)
Combined ratio	102.9%	100.9	2.0		105.5	(4.6)
Statutory Ratios[1]:
Loss and loss expense ratio	73.4%	72.8	0.6	pts	75.3	(2.5)	pts
Underwriting expense ratio	27.2%	25.2	2.0		28.4	(3.2)
Combined ratio	100.6%	98.0	2.6		103.7	(5.7)
[1] The statutory ratios include Selective's flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 105.0 % for 2005, 101.8% for 2004, and
106.5% for 2003.

  In 2005, Personal Lines NPW and NPE decreased compared to 2004 and 2003 primarily due to increased competition in New Jersey personal automobile, resulting in a cumulative decrease in rates of 5.2% along with a 10% reduction in the number of cars we insure during 2005 compared to 2004.  Increases in 2004 compared to 2003 were primarily attributable to new business and renewal premium price increases.  In 2004, there was an increase in rates of 6.3% along with an 8% reduction in the number of cars we insure compared to 2003.

  The Personal Lines GAAP loss and loss expense ratio slightly increased in 2005 compared to 2004, which was primarily driven by reserve increases related to the New Jersey Supreme Court judicial ruling described below, partially offset by lower weather-related catastrophe losses.  The improvement in the 2004 GAAP loss and loss expense ratio compared to the 2003 GAAP loss and loss expense ratio was primarily driven by lower weather-related catastrophe losses.  Weather-related catastrophe losses were only 0.4 points in 2005, compared to 1.1 points in 2004, and 3.9 points in 2003.

  The Personal Lines 2005 GAAP underwriting expense ratio reflected pressure from declining premiums, which were outpacing overall reductions in underwriting expenses, thereby negatively impacting the ratio compared to 2004.  The reductions in the overall underwriting expenses in 2005 and 2004 are primarily attributable to increases in our ceded NJ Homeowners Quota share program and reductions in our New Jersey and New York limited assignment and distribution charges.  Correspondingly, the decrease in the 2004 GAAP underwriting expense ratio compared to 2003 reflects the decreases in these expenses.

Personal Automobile

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$153,915	181,316	(15)%		180,776	-%
Statutory NPE	164,805	185,375	(11)		175,788	5
Statutory combined ratio	106.7%	98.9	7.8	pts	103.4	(4.5)	pts
% of total statutory personal NPW	77%	81			82

The 2005 statutory combined ratios, compared to 2004 and 2003, were negatively impacted by: (i) decreases in statutory NPW driven by increased competition in the New Jersey automobile market resulting in decreases in rate and the number of cars we insure as noted above, and (ii) increases in New Jersey personal automobile reserves.

The increase in competition in the New Jersey automobile market reflects many new market entrants, including well-capitalized national carriers, and fewer regulatory constraints.  Increased competition due to fewer regulatory constraints coupled with our older rating plans has led to overall pricing pressure in the Personal Automobile line of business.  We are actively addressing this issue through the personal lines strategy discussed in the "Personal Lines Outlook" below.

The increase in our reserves was to address the New Jersey Supreme Court decision to eliminate the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey's Automobile Insurance Cost Reduction Act ("AICRA").  The reserving action was based on an analysis of our claim files and loss experience pre- and post-AICRA, which resulted in an increase to our New Jersey personal automobile loss projections, of which $6.0 million was attributable to prior year development.  The implementation of AICRA, combined with our past rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the last two years, thus driving the profitability in the Personal Automobile statutory combined ratio in 2004 compared to 2003.  However, as a result of this judicial ruling, we had to factor in higher than expected claim costs into our New Jersey personal automobile excess profits calculation, which resulted in the elimination of an excess profits reserve of $5.5 million in 2005.  During 2005, losses have not yet developed to the extent expected.

                Homeowners

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003

Statutory NPW	$39,737	35,730	11%		33,163	8%
Statutory NPE	37,706	34,370	10		31,234	10
Statutory combined ratio	99.0%	113.6	(14.6)	pts	125.3	(11.7)	pts
% of total statutory personal NPW	20%	16			15

Our overall year-over-year improved performance in 2005 and 2004 reflects lower catastrophe losses as well as premium growth.  Weather-related catastrophe losses were only $0.6 million, or 1.7 points, during 2005 compared to $2.0 million, or 5.9 points, during 2004, and $7.2 million, or 23.0 points, during 2003.  Offsetting further improvement in this line of business in 2004 compared to 2003 was the severity associated with unusual fire losses coupled with an approximately $2.0 million addition to our homeowners losses in 2004 resulting from unfavorable trends in claims related to groundwater contamination from leaking underground heating oil storage tanks in New Jersey that added 5.8 points to the statutory combined ratio in this line of business for 2004.  Increased frequency of claims was triggered, in part, by New Jersey's robust real estate market that led to an increase in home tank inspections.

Personal Lines Outlook

Personal Lines comprise nearly half of all U.S. property and casualty premiums.  In our 20-state footprint, independent agents control more than $37 billion in personal automobile and homeowners premium.  Based on our belief that independent agents will continue to control a meaningful market share, our strategy is designed to differentiate Selective from the other companies that compete in the agency channel through market consistency, breadth of appetite, and ease of doing business.  To improve our competitive position in the overall personal lines markets in each of our primary operating states, we have taken the following strategic steps: (i) a realignment of the management team in Personal Lines; (ii) rate and tier filings based on a multivariate model in key states in 2006; (iii) enhanced use of SelectPlus™, our personal lines automated underwriting system; and (iv) the opening of a Personal Lines service center in 2006.

Reinsurance

We have reinsurance contracts that cover both property and casualty business.  Selective uses traditional forms of reinsurance and does not utilize finite risk reinsurance.  For purpose of this discussion, our contracts can be segregated into the following key categories:

•      Property Reinsurance - includes our Property Excess of Loss treaty purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events.  Facultative reinsurance is also utilized for risks that are in excess of our treaty capacity.

•      Casualty Reinsurance - purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds.  Facultative reinsurance is also utilized for risks that are in excess of our treaty capacity.

•      Terrorism Reinsurance - includes coverage provided under TRIA in excess of our deductible as well as our Terrorism Aggregate Excess of Loss treaty purchased to protect the Company against any type of terrorism events, including events within the TRIA deductible.

•      Other Reinsurance - includes smaller treaties, such as our Surety and Fidelity Excess of Loss treaty, that do not fall within the categories above.

While this discussion will provide you with an overview regarding the reasons for changing our reinsurance program over the past year, additional information regarding the terms and related coverage associated with each of our categories of reinsurance can be found in Item 1. "Business" of this Form 10-K.

Property Reinsurance

The effect of the hurricanes on the insurance industry as a whole during 2005 was evident in the January 1, 2006 renewal of our property catastrophe program.  Although we have not sustained significant catastrophic losses for well over a decade, the growth in our book of business, along with the hardening of the market and reinsurers' perception of catastrophic risk, led to an estimated $2.4 million, or 26%, increase in the total cost of our property catastrophe program for 2006 as compared to 2005.

Due to continuing growth of our overall property book outside of New Jersey, we have terminated our New Jersey Homeowners Property 75% Quota Share treaty effective January 1, 2006 and reallocated the cost of this treaty to the purchase of additional protection under our Property Catastrophe treaty, which covers our overall property book.  Effective January 1, 2006, Property Catastrophe treaty retention increased to $20.0 million from the expiring $15.0 million and per occurrence coverage was increased to $220 million (with a 5% Company participation) from the expiring $150 million.  The New Jersey Homeowners Property Quota Share treaty had provided up to $75.0 million per occurrence protection for the property portion of our New Jersey Homeowners book of business and was purchased primarily to protect the Company against a catastrophic event.  The Company ceded $20.4 million in earned premium offset by $9.7 million in ceding commission and $8.3 million in losses under the New Jersey Homeowners Property Quota Share treaty in 2005.

The retention under Property Excess of Loss treaty remained stable at $2.0 million, however, the limit was increased effective July 1, 2005 to $23.0 million in excess of the retention compared to expiring limit of $18 million.  The increase in our Property Excess of Loss treaty's limit will reduce our need to purchase facultative reinsurance.  Consistent with the prior year, all NBCR losses are excluded from the Property Excess of Loss treaty regardless of whether or not they are certified under TRIA, however, our Terrorism Excess of Loss treaty, discussed below, does cover these exposures up to an annual aggregate of $45.0 million once our $15.0 million annual aggregate deductible is met.  The Property Excess of Loss treaty rate was reduced by 15% due to favorable experience despite the increase in our limit.

Casualty Reinsurance

The Casualty Excess of Loss program, was restructured effective July 1, 2005 into the following two separate treaties to more efficiently transfer workers compensation risk, while retaining more of the predictable casualty lines.  The two treaties are as follows:

(i)              Workers Compensation only treaty ("WC Treaty"), covering up to $3.0 million in excess of $2.0 million per occurrence; and

(ii)            All Casualty Lines Excess of Loss treaty ("Casualty Treaty") covering all casualty business, including Workers Compensation, up to $45.0 million in excess of $5.0 million per occurrence.

In comparison, the prior year treaty provided per occurrence coverage of $46.5 million in excess of the Company's $2.0 million retention and $1.5 million co-participation in the layer covering $3.0 million in excess of the $2.0 million retention for all casualty lines of business.  The total cost of the 2005 fiscal year casualty program is expected to be $1.5 million higher than the prior fiscal year.

                Terrorism Reinsurance

On November 26, 2002 TRIA was signed into law.  In 2005, TRIA was amended and extended through December 31, 2007.  TRIA establishes a temporary federal program of shared public and private compensation for insured commercial property and casualty losses resulting from an "act of terrorism," as defined in TRIA ("Certified Loss").  Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program.  Selective offers its commercial policyholders the option to purchase terrorism coverage that will provide protection against a TRIA certified event.  Some states require mandatory coverage of terrorism losses for certain lines of business and terrorism cannot be excluded under any workers compensation policy as a cause of loss.  In 2005, approximately 90% of our commercial non-workers compensation policyholders purchased terrorism coverage.  While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $160 million in 2006.  In addition, it is uncertain whether TRIA will be extended past its current termination date in December 2007.  As a result, we continue to monitor concentrations of risk and have purchased a separate terrorism treaty to supplement our protection to this highly unknown exposure.

Our Terrorism Excess of Loss treaty was renewed effective January 1, 2006, with the expiring premium and somewhat broader coverage allowing for domestic as well as foreign terrorism.  During 2005, we did not incur any terrorism losses, nor did we cede any losses to this treaty.  The 2006 annual treaty cost is expected to remain flat compared with 2005.

Other Reinsurance

Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2006 with essentially no changes in coverage and a reduction in premium rate.  We realized a 10% reduction in the premium rate as compared to the 2005 treaty.

Investments

Our investment portfolio consists primarily (82%) of fixed maturity investments, but we also hold equity securities, short-term investments and alternative investments.  Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices.  The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on (i) asset diversification, (ii) investment quality, (iii) liquidity particularly to meet the cash obligations of the insurance operations, (iv) consideration of taxes, and (v) preservation of capital.

			2005			2004
($ in thousands)	2005	2004	vs. 2004		2003	vs. 2003
Net investment income - before tax	$135,950	120,540	13%		114,748	5%
Net investment income - after tax	$104,840	90,679	16%		84,071	8%
Effective tax rate	22.9%	24.8	(1.9)	pts	26.7	(1.9)	pts
Annual after-tax yield on investment portfolio	3.5%	3.5	-	pts	3.7	(0.2)	pts

Growth in net investment income, before tax, of $15.4 million for 2005 compared to 2004 and $5.8 million for 2004 compared to 2003 was primarily attributable to: (i) increased invested assets; (ii) increased income of approximately $1.8 million from investments in various alternative investments for 2005 compared to 2004 and $1.9 million for 2004 compared to 2003; and (iii) higher dividend income of $1.6 million for 2005 compared to 2004 and $1.8 million for 2004 compared to 2003.  The value of the investment portfolio reached $3.2 billion at December 31, 2005, an increase of 14% compared to $2.8 billion at December 31, 2004.  The increase in invested assets was due to substantial cash flows from operations of $406.8 million in 2005 and $367.1 million in 2004.  Debt offerings in November 2004 and November 2005 added approximately $50 million in assets in 2004 and $100 million in assets in 2005.  However, growth in net investment income in 2004 was reduced by lower available reinvestment rates on fixed maturities that matured over the past two years.  Although short-term interest rates have risen, investment yields on new money are still lower than the overall portfolio yield, which continues to put pressure on overall investment yields.

We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets.  68% of our fixed maturities portfolio is rated "AAA" while the portfolio has an average rating of "AA," Standard & Poor's ("S&P") second highest credit quality rating.  High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade.

The following table presents the Moody's and S&P's ratings of our fixed maturities portfolio:

Rating	2005	2004
Aaa/AAA	68%	64%
Aa/AA	19%	21%
A/A	10%	11%
Baa/BBB	3%	4%
Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments.  The average duration of the fixed maturity portfolio, excluding short-term investments, was 4.3 years at December 31, 2005 unchanged from December 31, 2004.  To provide liquidity, while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity, thereby providing a source of predictable cash flow.  Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, and enhance our financial strength and underwriting capacity.

At December 31, 2005, our investment portfolio included three non-investment grade securities (lower than a BBB- rating) with an amortized cost of $10.5 million and a fair value of $10.3 million, or 0.4% of the portfolio.  At December 31, 2004, non-investment grade securities in our investment portfolio represented 0.2% of the portfolio, with an amortized cost of $5.0 million, and a fair value of $5.1 million.  The fair value of these securities was determined by independent pricing services or bid prices provided by various broker dealers.  We did not have a material investment in non-traded securities at December 31, 2005 or December 31, 2004.

Realized Gains and Losses

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income.  Our Investments segment included net realized gains before tax of $14.5 million in 2005, compared to $24.6 million in 2004, and $12.8 million in 2003.  The realized gains were principally from the sale of equity securities.  Net realized gains in 2005 reflect the sale of certain long-term equity holdings, which were partially offset by an impairment charge from one write-down for other than temporary declines in fair value of $1.2 million.  There were no impairment charges recorded in 2004 and $1.2 million for 2003.  The decrease in net realized gains in 2005 compared to 2004, as well as the increase in net realized gains in 2004 compared to 2003, is primarily due to the sale of a single equity security in 2004, which resulted in a $14.9 million pre-tax gain. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in realized gains did not change the overall liquidity of the investment portfolio. Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors based upon economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes.  We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.

The following table summarizes the Company's net realized gains by investment type:

($ in thousands)	2005	2004	2003
Held-to-maturity fixed maturities
Gains	$106	184	30
Losses	-	-	(9)
Available-for-sale fixed maturities
Gains	1,468	4,922	8,569
Losses	(4,196)	(5,313)	(3,790)
Available-for-sale equity securities
Gains	21,149	26,851	8,490
Losses	(4,063)	(2,057)	(448)
Total net realized gains	$14,464	24,587	12,842
45

Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities.  The duration of the fixed maturity portfolio is 4.3 years while the Insurance Subsidiaries liabilities have a duration of approximately 2.9 years.  The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk.  The duration mismatch is managed with a laddered maturity structure and an appropriate level of short term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business.  Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio.  Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities.  We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities.

We realized gains and losses from the sale of available-for-sale debt and equity securities during 2005, 2004, and 2003.  The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	2005		2004		2003
Unrealized loss position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$67.1	1.4	107.7	4.6	48.4	1.2
7 - 12 months	32.4	0.7	30.2	0.6	10.6	0.4
Greater than 12 months	33.0	1.1	-	-	8.8	0.7
Total fixed maturities	132.5	3.2	137.9	5.2	67.8	2.3
Equity Securities:
0 - 6 months	11.2	1.8	12.2	1.9	1.5	0.1
7 - 12 months	3.6	1.0	0.4	0.2	-	-
Greater than 12 months	0.7	0.1	-	-	1.7	0.3
Total equity securities	15.5	2.9	12.6	2.1	3.2	0.4
Total	$148.0	6.1	150.5	7.3	71.0	2.7

These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions; or (iii) tax purposes.

Unrealized Losses

The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position at December 31, 2005 and December 31, 2004:

Period of time in an	2005		2004
Unrealized loss position		Gross	Fair	Gross
	Fair	Unrealized	Value	Unrealized
($ in millions)	Value	Loss		Loss
Fixed maturities:
0 - 6 months	$962.7	8.0	349.7	2.1
7 - 12 months	164.8	3.0	60.0	1.1
Greater than 12 months	124.1	3.4	5.8	0.1
Total fixed maturities	1,251.6	14.4	415.5	3.3
Equities:
0 - 6 months	7.4	0.4	3.1	0.2
7 - 12 months	2.0	0.1	2.0	0.1
Greater than 12 months	-	-	-	-
Total equity securities	9.4	0.5	5.1	0.3
Total	$1,261.0	14.9	420.6	3.6

Broad changes in the overall market or interest rate environment generally do not lead to impairment charges.  We believe the fluctuations in the fair value of fixed maturities and the increase in the associated gross unrealized loss since December 31, 2004 were primarily due to higher interest rates.  As of December 31, 2005, there are 343 securities in an unrealized loss position.

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at December 31, 2005 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$64.5	63.6
Due after one year through five years	587.8	580.9
Due after five years through ten years	594.7	588.3
Due after ten years through fifteen years	19.0	18.8
Total	$1,266.0	1,251.6

Investment Outlook

We believe that pre-tax investment income will continue to grow as a result of strong cash flow from Insurance Operations.  As the Federal Reserve is not expected to finish its monetary tightening cycle until mid-2006, we expect continued volatility in the fixed income market during 2006.  To manage our interest rate risk, we aim to keep portfolio duration stable and to maintain a well-laddered maturity structure for our bond portfolio. With regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations.  Additionally, our alternative investment portfolio has performed well over the past few years and as a result we are looking to modestly grow this investment class as a percentage of our overall portfolio, which should contribute to lowering our overall portfolio risk given that these investments have a low correlation to the S&P 500 index.

Diversified Insurance Services Segment

In December 2005, we divested ourselves of 100% ownership in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the managed care component of the Diversified Insurance Services segment. These companies were sold for approximately $16 million in proceeds at an after tax net loss of approximately $2.6 million.  For further information regarding this divestiture, see Note 13 in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

The Diversified Insurance Services operations now include two core functions: human resource administration outsourcing (HR Outsourcing) and flood insurance.  We believe these operations are within markets that continue to offer opportunity for growth.  During 2005, these operations provided a contribution of $0.30 per diluted share compared to $0.24 per diluted share in 2004, and $0.15 per diluted share in 2003.  These contributions continue to provide a level of mitigation to commercial lines pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP. The results for this segment's continuing operations are as follows:

For the Year Ended December 31,	2005	2004	2003
($ in thousands)
HR Outsourcing
Revenue	$60,227	53,710	44,096
Pre-tax profit (loss)	3,793	2,244	(379)
Flood Insurance
Revenue	34,320	29,169	23,630
Pre-tax profit	9,060	8,508	6,094
Other
Revenue	4,164	3,605	3,054
Pre-tax profit	1,940	1,169	479
Total
Revenue from continuing operations	98,711	86,484	70,780
Pre-tax profit from continuing operations	14,793	11,921	6,194
After-tax profit from continuing operations	9,844	7,860	4,192
After-tax return on revenue	10.0%	9.1%	5.9%

HR Outsourcing

•      Profitability improvements in this business in 2005 compared to 2004, and in 2004 compared to 2003, are mainly due to: (i) operating expense reductions that have been implemented over the past few years; (ii) improved workers compensation margins; and (iii) higher average administration fees per worksite employee of $642 in 2005, compared to $596 in 2004, and $559 in 2003.

•      As of December 31, 2005, our worksite lives were up 5% to 23,974, compared to 22,846 as of December 31, 2004, and 20,254 as of December 31, 2003.

Flood Insurance

•      Flood premium in force was $93.7 million on approximately 222,000 policies at December 31, 2005, compared to premium in force of $78.0 million on approximately 188,000 policies at December 31, 2004, and $65.8 million in premium in force on approximately 162,000 policies at December 31, 2003.

•      Revenue increases were mainly attributable to: (i) an increase in claims servicing fees of $3.6 million in 2005 compared to $2.6 million in 2004, and $1.4 million in 2003, which were primarily attributable to active hurricane seasons in those respective years; and (ii) expanded marketing efforts and the competitive advantage provided by our on-line flood system.  This growth was partially tempered by a decrease in the fee paid to us by the National Flood Insurance Program ("NFIP") of 0.6 points to 31.2% from 31.8%, which was effective for the fiscal year beginning on October 1, 2004 and a further reduction of the fee of 0.4 points to 30.8% from 31.2%, which was effective for the fiscal year beginning on October 1, 2005.

•      Pre-tax profit increased as a direct result of the higher revenues discussed above for 2005 compared to 2004 and 2003.

Diversified Insurance Services Outlook

Our HR Outsourcing products offer an additional potential agency revenue stream for our independent agents.  However, this product is outside of the traditional insurance arena and as a result has been met with some reluctance by our agency distribution force.  This reluctance, coupled with the softening of the insurance market, has led to slower than anticipated growth through our agency distribution sales channel and, consequently, in our overall worksite lives.  To gain more traction with our independent agents, we are currently working on repositioning the product as an employer protection program that we expect to roll out in early 2006.

Our ability to provide flood insurance is a significant component of our Diversified Insurance Services strategy.  During 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses estimated to be in excess of $20 billion.  We anticipate that given such losses, the future of the NFIP will be critically evaluated with a focus on easing the costs of the program.  While we continue to monitor this situation, we are seeking to aggressively grow our flood business.  During 2005, we completed our licensing for all 50 states, increased our sales force in several key locations, and appointed over 400 flood-only agents.  These strategic steps have us well-positioned for continued growth in 2006.

Financial Condition, Liquidity and Capital Resources

Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations.  Our consolidated sources of cash consist of premium collections by our Insurance Subsidiaries, income from our investment portfolio, and fee income from our Diversified Insurance Services segment.  We also generate cash from the sale of our common stock under our stock plans.

Our Insurance Subsidiaries provide liquidity from premiums that are generally received months or even years before we are obligated to pay losses.  Consequently, we can invest with a longer time horizon than our liability duration and generate greater stockholder returns.  We also generate cash from Diversified Insurance Services segment's fee income and the sale of our common stock under our stock plans.  Historically, cash receipts from operations, consisting of insurance premiums, investment income, and fee income, have provided more than sufficient funds to pay losses, operating expenses, and subsidiary dividends.  After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and increase future investment income.  As of December 31, 2005, we had $3.2 billion in investments compared to $2.8 billion at December 31, 2004.  We also have available revolving lines of credit totaling $45.0 million, under which no balances were outstanding as of either December 31, 2005 or December 31, 2004.  These lines of credit are scheduled to expire in June 2006, although we currently expect to renew them with similar terms.

Our cash and short-term investments ("cash equivalent(s)") position at December 31, 2005 was $179.5 million compared to $98.7 million at December 31, 2004.  The increase in our cash equivalent position was primarily attributable to our $100 million bond offering in November 2005.

Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 ("2000 Senior Notes").  For further information regarding our notes payable, see Note 7 of the Notes to Consolidated Financial Statements, entitled, "Indebtedness", included in Item 8. "Financial Statements and Supplementary Data."  All such covenants were met during 2005 and 2004.  At December 31, 2005, the amount available for additional dividends to holders of our common stock under such restrictions was $333.0 million for the 2000 Senior Notes.  As a result of our continued strong performance throughout 2005, the Board of Directors increased our quarterly cash dividend to stockholders by 16%, to $0.22 per share in the third quarter of 2005.  Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment.  Restrictions on the ability of those subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to us could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.

Generally, payments from our Insurance Subsidiaries to the holding company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, which generally require any transaction between related companies be fair and equitable to the insurance company and its policyholders.  All of the states in which our Insurance Subsidiaries are domiciled regulate the payment of dividends.  Some states, including New Jersey, North Carolina, and South Carolina, require advance notice to the state insurance commissioner prior to the Insurance Subsidiaries declaring any dividends and distributions payable to us.  During the notice period, the state insurance commissioner may disallow all or part of the proposed ordinary dividend upon determination that:  (i) the insurer's surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders; or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition.  In addition, our Insurance Subsidiaries are not permitted to pay extraordinary dividends without the prior approval of the insurance commissions of their domiciliary state.  Insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the Insurance Subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an Insurance Subsidiary's policyholders or creditors. At present, we do not believe that any of these restrictions should limit the ability of the Insurance Subsidiaries to pay dividends to us now or in the foreseeable future.  Dividends are generally payable only from earned surplus as reported in the statutory annual statements of our Insurance Subsidiaries as of the preceding December 31.  Based on the 2005 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to us in 2006 ordinary dividends in the aggregate amount of approximately $120.6 million.

SHRS may also declare and pay dividends.  Potential dividends are restricted only by the operating needs of this entity.  In 2005, SHRS provided dividends to us of $4.0 million.  No dividends were provided for either 2004 or 2003.

Our liquidity requirements in the past have been met by the operating cash flows from our subsidiaires and the issuance of debt and equity securities.  We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our lines of credit.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At December 31, 2005, we had stockholders' equity of $981.1 million and total debt of $339.4 million.

As active capital managers we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiaries.  As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a sufficient premiums to surplus ratio to maintain an "A+ (Superior)" A.M. Best Rating. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to contributing capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our company stock, or increasing stockholders' dividends.  The following are a few examples of capital management actions that were taken during 2005:

•      In November 2005, the Parent successfully completed a $100 million bond offering.  The security is a 30-year senior note with a 6.7% coupon.  The Parent contributed approximately $50 million of the bond proceeds to an irrevocable trust to provide for certain payment obligations in respect to its outstanding debt.  The market value of this trust is $48.8 million as of December 31, 2005.  The remainder will be deployed for general corporate purposes, which may include opportunistic share repurchases or further capital contributions to the Insurance Operations, depending on the need for growth.

•      On April 26, 2005 our Board of Directors adopted a share repurchase program authorizing us to repurchase up to 5.0 million shares of our common stock.  During 2005, approximately 335,000 shares were repurchased at an average price per share of $48.65. The repurchase program is scheduled to expire on April 26, 2007.

•      In the third quarter of 2005, the Board of Directors increased our quarterly cash dividend to stockholders by 16%, to $0.22 per share.

Additionally, our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, and payment of claims and other operating expenses, income taxes, the purchase of investments, and other expenses.  Our operating obligations and cash outflows include the following: claim settlements; agents' commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures.  We have additional commitments for alternative investments of up to $65 million; but there is no certainty that any additional investment will be required.  For further details regarding our cash requirements see the section below titled "Contractual Obligations and Contingent Liabilities and Commitments."

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures, and notes payable as of December 31, 2005 are summarized below:

Contractual obligations	Payment due by period
		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years
Operating leases	$21.9	7.8	10.8	3.0	0.3
Senior convertible notes	305.0	-	-	-	305.0
Convertible subordinated debentures	0.8	-	0.8	-
Notes payable [1]	223.5	18.3	30.6	24.6	150.0
Total	$551.2	26.1	42.2	27.6	455.3

1 Selective has an irrevocable trust to provide for the repayment of certain debt obligations with a market value of $48.8 million as of December 31, 2005.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either December 31, 2005 or 2004.  For more information regarding the Company's lines of credit, see Item 8. "Financial Statements and Supplementary Data," Note 7(d) to the consolidated financial statements.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Item 8. "Financial Statements and Supplementary Data," Note 17 to the consolidated financial statements.

At December 31, 2005, Selective had contractual obligations that expire at various dates through 2017 to invest up to an additional $65 million in alternative investments.  There is no certainty that any such additional investment will be required.

In addition to our contractual obligations, we maintain case reserves and estimates of reserves for losses and loss expenses incurred but not yet reported ("IBNR"), in accordance with industry practice.  Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date.  Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the type of losses.  The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve.  A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period.  Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined.  Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event.  Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later.  As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Given that the loss and loss expense reserves are estimates as described above and in more detail under the "Critical Accounting Policies and Estimates" section of this Form 10-K, the payment of these estimates are generally not fixed as to amount or timing.  Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value.  Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business.  Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

Our future projected cash payments associated with our estimate of loss and loss expense reserves as of December 31, 2005 are summarized below:

Loss and Loss Expense Reserves
(in millions)
Projected future net loss and loss expenses paid in:
First Year	$530.1
Second Year	390.1
Third Year	282.6
Fourth Year	184.1
Fifth Year	120.1
Beyond Fifth Year	358.8
Net reserves for loss and loss expenses	1,865.8
Total future ceded loss and loss expenses paid	218.2
Total future gross loss and loss expenses paid	$2,084.0

The information in the "Loss and Loss Expense Reserves" table above is presented in accordance with reporting requirements of the SEC.  These projected paid amounts by year are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of when loss and loss expense reserves will be paid and as a result the timing and amounts of the actual payments will be affected by many factors.  Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. As was noted above, for further information regarding the uncertainty associated with loss and loss expense reserves see the "Critical Accounting Policies and Estimates" section of this form 10-K.

Ratings

We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  The principal agencies that issue financial strength ratings for the property and casualty insurance industry are: A.M. Best, S&P, Moody's Investor Service ("Moody's"), and Fitch Ratings ("Fitch").  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best.  Currently, we are rated "A+ (Superior)" by A.M. Best, which is their second highest of fifteen ratings.  Our insurance business has been rated "A+ (Superior)" by A.M. Best for 44 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A significant downgrade from A.M. Best, could: (i) affect our ability to write new business with customers, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified minimum rating; (ii) be an event of default or increase the interest rate charged under our current lines of credit; or (iii) make it more expensive for us to access capital markets. The financial strength of our insurance business has been rated "A" by S&P since 2001, "A2" by Moody's since 2001 and "A+" by Fitch since 2004.  A rating downgrade to below "A-" in the A.M. Best or S&P rating would be considered an event of default under the terms of our line of credit agreements.  Ratings are an important factor in establishing our competitive position in the insurance markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.  We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to suddenly and drastically change.

Federal Income Taxes

Our total federal income tax expense increased $9.7 million in 2005 to $55.3 million, compared to $45.6 million in 2004 and $20.6 million in 2003.  These amounts reflect an effective tax rate of 27.3% in 2005, compared to 26.4% for 2004, and 24.2% for 2003.  Our effective rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction.  The increase in the effective tax rate in 2005, as compared to 2004 and 2003, is mainly attributable to significant improvements in underwriting results and increased capital gains on investment sales.  In 2004, the improvement in the underwriting results were slightly offset by lower levels of taxable investment income, and a favorable resolution of an IRS appeals issue, which resulted in a benefit of $2.3 million.  The benefit was in the form of a reduction to the Company's current federal income taxes payable that included a reserve specific to this issue.  The IRS had attempted to disallow, on a consolidated basis, a deduction for interest expense incurred by the Parent while its Insurance Subsidiaries held municipal bonds.  The Company established reserves over the course of the examination as follows: $0.9 million in 2003, and $1.4 million in prior years.  A notice that the issue was resolved in the Company's favor was received on September 30, 2004, at which time the entire accrual was reversed.

The Company has a net deferred tax liability of $5.7 million at December 31, 2005 compared with $29.8 million at December 31, 2004.  This change is mainly the result of the application of Alternative Minimum Tax credits against regular tax in the current year, increased unrealized gains on the available-for-sale investment portfolio, and increased deferred policy acquisition costs, offset by the increase in the discount on loss and loss expense reserves and increased unearned premium reserves.  The following table presents the Company's taxable income, pre-tax financial statement income, and net deferred tax (liability) asset:

(in millions)	2005	2004	2003
Current taxable income from continuing operations	$177.7	111.2	56.7
Pre-tax financial statement income from continuing operations	202.8	172.7	85.0
Net deferred tax (liability) asset	(5.7)	(29.8)	(12.7)

Adoption of Accounting Pronouncements

In June 2005, the NAIC Property and Casualty Reinsurance Study Group ("Study Group") approved enhanced disclosure requirements for insurers that utilized reinsurance with limited risk transfer features, also know as finite reinsurance.  These enhanced disclosure requirements have had no impact on Selective as Selective only uses traditional forms of reinsurance and does not use finite risk reinsurance.  The Study Group also approved a standard reinsurance attestation supplement to be signed by an insurer's CEO and CFO attesting that there are no side agreements and that risk transfer has occurred as it applies for all contracts entered into, renewed, or amended on or after January 1, 1994.  Selective will be filing these attestations for the first time on March 1, 2006 for its 2005 annual statutory filings.

In December 2004, the FASB issued FAS 123R, which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Implementation is required for fiscal years beginning after June 15, 2005, and early adoption is permitted.  The SEC issued a rule that allows public companies to defer the adoption to fiscal years beginning after December 15, 2005; however, we adopted FAS 123R on January 1, 2005.  For further information on the impact of our adoption of FAS 123R in 2005, see Note 16 "Share Based Payments" to the consolidated financial statements.

Also in 2004, the FASB ratified EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF 04-8").  This EITF requires that instruments convertible into common stock upon the achievement of a specified price of the issuer's shares be included in diluted earnings per share computations under the if-converted method regardless of whether the triggering market conditions have been met.  This EITF, which is effective for reporting periods ending after December 15, 2004, was applied by restating previously reported diluted earnings per share amounts.  As a result, the Company has restated its 2003 and 2002 diluted earnings per share amounts for the inclusion of approximately 3.9 million shares related to the September 2002 issuance of Senior Convertible Notes.  This restatement reduced 2003 diluted earnings per share from $2.40 to $2.20 and reduced 2002 diluted earnings per share from $1.56 to $1.53.  This restatement had no effect on reported net income and there was no impact on the 2004 diluted earnings per share as these shares have been included in the diluted computation for the entire year.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The fair value of Selective's assets and liabilities are subject to market risk, primarily interest rate, and equity price risk related to Selective's investment portfolio.  Selective does not hold derivative or commodity investments.  Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency.  Selective has minimal foreign currency fluctuation risk on certain equity securities.

Selective's investment philosophy includes certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio.  The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices.  The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on (i) asset diversification; (ii) investment quality; (iii) liquidity particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital.  As of December 31, 2005, the mix of Selective's investment portfolio was 82% fixed maturity securities, 10% equity securities, 6% short-term investments, and 2% alternative investments.

There were no significant changes in the primary market risk exposures for Selective's overall investment portfolio for the year ended December 31, 2005 compared to the prior year.  Selective does not anticipate any significant changes in market risk in the foreseeable future or in how it will manage that risk.

Interest Rate Risk

Fixed Maturity Portfolio

In connection with the Insurance Subsidiaries, Selective invests in interest rate sensitive securities, mainly fixed maturity securities.  Selective's fixed maturity portfolio is comprised of primarily investment grade (investments receiving a rating of 1 or 2 from the NAIC's Securities Valuation Office) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities.  Selective's strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks.  Selective's fixed maturity securities include both available-for-sale and held-to-maturity securities in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board ("FAS 115").  Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity.  Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Selective generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows Selective to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.  Increases and decreases in prevailing interest rates generally translate, respectively, into decreases and increases in fair values of fixed maturity investments.  Fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument, and other general market conditions.  At December 31, 2005, 97% of Selective's fixed maturity portfolio (excluding short-term investments) had a maturity of less than ten years, and the average duration was 4.3 years.  Based on its fixed maturity securities asset allocation and security selection process, Selective believes that its fixed maturity portfolio is not overly prone to prepayment or extension risk.

Sensitivity Analysis

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

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2005:

	2005
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
Fair value of fixed maturity securities portfolio	2,895.2	2,779.8	2,667.7	2,557.0	2,448.5
Fair value change	227.5	112.1	-	(110.7)	(219.2)
Fair value change from base (%)	8.5%	4.2%	-%	(4.2)%	(8.2)%

Equity Price Risk

Selective's equity securities are classified as available for sale in accordance with FAS 115.  Our portfolio of equity securities is exposed to equity price risk arising from potential volatility in equity market prices.  We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry.  The sensitivity analysis hypothetically assumes a 20% change in equity prices up and down in 10% increments at December 31, 2005.  In the analysis, we include investments in equity securities.  The following table presents the hypothetical increases and decreases in market value of the equity portfolio as of December 31, 2005:

	2005
	Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Fair value of equity portfolio	271.0	304.9	338.8	372.7	406.6
Fair value change	(67.8)	(33.9)	-	33.9	67.8

Indebtedness

(a) Long-Term Debt.  As of December 31, 2005, Selective had outstanding long-term debt of $339.4 million that mature as shown on the following table.

		2005
(in thousands)	Year of	Carrying	Fair
	Maturity	Amount	Value
Financial liabilities
Notes payable:
8.63% Senior Notes Series A	2007	12,000	12,150
8.87% Senior Notes Series B	2010	61,500	62,919
7.25% Senior Notes	2034	49,883	53,823
6.70% Senior Notes	2035	99,314	101,943
Total notes payable		222,697	230,835
Senior convertible notes	2032	115,937	204,350
Convertible subordinated debentures	2008	775	5,813

The weighted average effective interest rate for Selective's outstanding long-term debt is 6.43%.  Selective is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt.  Selective has $45 million in revolving lines of credit ("LOC"):  $20 million with State Street Corporation; and $25 million with Wachovia Bank.  At December 31, 2005, neither LOC had balances outstanding.  Interest under the LOCs is accrued, at Selective's option, on a LIBOR, prime rate or money market rate basis.  There were no borrowings in 2005 against either LOC.  The weighted average interest rates on borrowings were 1.74% in 2004.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 28, 2006

Consolidated Balance Sheets
December 31,
(in thousands, except share amounts)	2005	2004
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $13,881-2005; $42,211-2004)	$13,423	40,903
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,627,549-2005; $2,247,253-2004)	2,653,839	2,325,969
Equity securities, available-for-sale - at fair value
(cost of: $183,349-2004; $172,900-2004)	338,783	331,931
Short-term investments - (at cost which approximates fair value)	176,525	98,657
Alternative investments	62,975	44,083
Total investments (Note 3)	3,245,545	2,841,543
Cash	2,983	-
Interest and dividends due or accrued	32,579	27,947
Premiums receivable, net of allowance for uncollectible
accounts of: $3,908-2005; $3,236-2004	465,210	430,426
Other trade receivables, net of allowance for uncollectible
accounts of: $176-2005; $180-2004	16,553	11,947
Reinsurance recoverable on paid losses and loss expenses	4,549	5,841
Reinsurance recoverable on unpaid losses and loss expenses (Note 5)	218,248	218,772
Prepaid reinsurance premiums (Note 5)	67,157	58,264
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $94,730-2005; $85,301-2004	53,194	54,401
Deferred policy acquisition costs (Note 2j)	204,832	186,917
Goodwill (Note 2k)	33,637	33,637
Assets of discontinued operations (Note 13)	-	18,188
Other assets	49,128	41,517
Total assets	$4,393,615	3,929,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses (Note 6)	$1,799,746	1,609,788
Reserve for loss expenses (Note 6)	284,303	225,429
Unearned premiums	752,465	702,111
Senior convertible notes (Note 7)	115,937	115,937
Notes payable (Note 7)	222,697	147,380
Current federal income tax	2,293	3,127
Deferred federal income tax (Note 12)	5,663	29,803
Commissions payable	73,872	66,881
Accrued salaries and benefits	68,024	49,418
Liabilities of discontinued operations (Note 13)	-	2,648
Other liabilities	87,491	94,860
Total liabilities	3,412,491	3,047,382

Stockholders' Equity:
Preferred stock of $0 par value per share: Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 43,271,273-2005; 42,468,099-2004	86,543	84,936
Additional paid-in capital	158,180	142,292
Retained earnings	847,687	721,483
Accumulated other comprehensive income	118,121	154,536
Treasury stock - at cost (shares:14,977,176-2005; 14,529,067-2004)	(229,407)	(206,522)
Unearned stock compensation and notes receivable from stock sales	-	(14,707)
Total stockholders' equity (Notes 8 and 9)	981,124	882,018
Commitments and contingencies (Notes 18 and 19)
Total liabilities and stockholders' equity	$4,393,615	3,929,400

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Years ended December 31,
(in thousands, except per share amounts)
	2005	2004	2003
Revenues:
Net premiums written	$1,459,474	1,365,148	1,219,159
Net (increase) in unearned premiums and prepaid reinsurance premiums	(41,461)	(46,758)	(86,089)
Net premiums earned	1,418,013	1,318,390	1,133,070
Net investment income earned	135,950	120,540	114,748
Net realized gains	14,464	24,587	12,842
Diversified Insurance Services revenue	98,711	86,484	70,780
Other income	3,874	3,623	3,616
Total revenues	1,671,012	1,553,624	1,335,056

Expenses:
Losses incurred	730,618	715,509	675,506
Loss expenses incurred	175,112	150,865	123,124
Policy acquisition costs	437,894	408,790	356,050
Dividends to policyholders	5,688	4,275	5,054
Interest expense	17,582	15,466	17,148
Diversified Insurance Services expenses	83,918	74,563	64,586
Other expenses	17,416	11,424	8,637
Total expenses	1,468,228	1,380,892	1,250,105

Income from continuing operations, before federal income tax	202,784	172,732	84,951

Federal income tax expense (benefit):
Current	60,130	31,705	16,696
Deferred	(4,798)	13,850	3,880
Total federal income tax expense (benefit)	55,332	45,555	20,576

Net income from continuing operations	147,452	127,177	64,375

Income from discontinued operations, net of tax: $1,712-2005 $787-2004;
$1,060-2003	3,180	1,462	1,969
Loss on disposal of discontinued operations, net of tax $(1,418)-2005	(2,634)	-	-
Total discontinued operations, net of tax	546	1,462	1,969

Net income before cumulative effect of change in accounting principle	147,998	128,639	66,344

Cumulative effect of change in accounting principle, net of tax	495	-	-

Net income	$148,493	128,639	66,344

Earnings per share:
Basic net income from continuing operations	$5.43	4.76	2.46
Basic net income from discontinued operations	0.02	0.05	0.08
Basic cumulative effect of change in accounting principle	0.02	-	-
Basic net income	$5.47	4.81	2.54

Diluted net income from continuing operations	$4.65	4.02	2.14
Diluted net income from discontinued operations	0.02	0.05	0.06
Diluted cumulative effect of change in accounting principle	0.02	-	-
Diluted net income	$4.69	4.07	2.20

Dividends to stockholders	$0.79	0.70	0.62

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Years ended December 31,
(in thousands, except per share amounts)	2005		2004		2003

Common stock:
Beginning of year	$84,936		83,135		81,562
Dividend reinvestment plan
(shares: 31,957-2005; 36,302-2004; 43,882-2003;)	64		73		88
Convertible subordinated debentures
(shares: 36,436-2005; 21,323-2004; 20,758-2003;)	73		43		41
Stock purchase and compensation plans
(shares: 734,781-2005; 842,922-2004;
721,962-2003)	1,470		1,685		1,444
End of year	86,543		84,936		83,135

Additional paid-in capital:
Beginning of year	142,292		113,283		95,435
Dividend reinvestment plan	1,505		1,301		1,107
Convertible subordinated debentures	186		110		109
Stock purchase and compensation plans	14,197		27,598		16,632
End of year	158,180		142,292		113,283

Retained earnings:
Beginning of year	721,483		612,208		562,553
Net income	148,493	148,493	128,639	128,639	66,344	66,344
Cash dividends to stockholders
($0.79 per share-2005; $0.70 per share-2004;
$0.62 per share-2003)	(22,289)		(19,364)		(16,689)
End of year	847,687		721,483		612,208

Accumulated other comprehensive income:
Beginning of year	154,536		148,452		115,434
Other comprehensive income, (decrease) increase
In net unrealized gains on available-for-sale
securities, net of deferred income tax effect of
$(19,608)-2005; $3,276-2004	(36,415)	(36,415)	6,084	6,084	33,018	33,018
End of year	118,121		154,536		148,452
Comprehensive income		112,078		134,723		99,362

Treasury stock:
Beginning of year	(206,522)		(197,792)		(195,295)
Acquisition of treasury stock
(shares: 448,109-2005; 244,455-2004;
99,592-2003)	(22,885)		(8,730)		(2,497)
End of year	(229,407)		(206,522)		(197,792)

Unearned stock compensation and notes
receivable from stock sales:
Beginning of year	(14,707)		(9,502)		(7,587)
Unearned stock compensation	-		(13,050)		(7,065)
Reclassification of Unearned stock compensation	14,641		-		-
Amortization of deferred compensation expense
and amounts received on notes	66		7,845		5,150
End of year	-		(14,707)		(9,502)
Total stockholders' equity	$981,124		882,018		749,784

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31,
(in thousands)	2005	2004	2003
Operating Activities
Net income	$148,493	128,639	66,344

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,380	16,728	11,106
Stock compensation expense	11,361	7,790	5,095
Net realized gains	(14,464)	(24,587)	(12,842)
Deferred tax	(4,798)	13,850	3,880
Loss on disposition of discontinued operations	2,634	-	-
Cumulative effect of change in accounting principle, net of tax	(495)	-	-
Gain of sale of property	-	(183)	-

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	249,356	213,243	160,151
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	41,430	45,997	86,797
(Decrease) Increase in net federal income tax payable	585	(2,358)	5,121
Increase in premiums receivable	(34,784)	(22,793)	(53,698)
(Increase) decrease in other trade receivables	(6,534)	4,089	(1,798)
Increase in deferred policy acquisition costs	(17,915)	(14,531)	(24,228)
Increase in interest and dividends due or accrued	(4,632)	(3,946)	(1,312)
Decrease in reinsurance recoverable on paid losses and loss expenses	1,292	1,885	1,949
Increase (decrease) in accrued salaries and benefits	17,953	(6,871)	12,048
Increase in accrued insurance expenses	10,581	12,217	21,811
Other-net	(14,605)	(2,102)	1,494
Net adjustments	258,345	238,428	215,574
Net cash provided by operating activities	406,838	367,067	281,918

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(787,849)	(732,042)	(618,681)
Purchase of equity securities, available-for-sale	(47,850)	(43,858)	(54,208)
Purchase of alternative investments	(26,584)	(11,199)	(9,008)
Purchase and adjustments of subsidiaries acquired (net of short-term
investments and cash acquired of $4,890 in 2004; and $0 in 2003)	-	(407)	(804)
Net proceeds from sale of subsidiary	14,785	-	-
Sale of fixed maturity securities, available-for-sale	181,279	219,944	226,217
Redemption and maturities of fixed maturity securities, held-to-maturity	27,616	31,632	37,076
Redemption and maturities of fixed maturity securities, available-for-sale	209,427	175,458	153,735
Sale of equity securities, available-for-sale	54,487	59,362	19,174
Proceeds from alternative investments	9,975	9,147	1,384
Purchase of property and equipment	(9,558)	(11,756)	(9,751)
Net cash used in investing activities	(374,272)	(303,719)	(254,866)

Financing Activities
Dividends to stockholders	(19,908)	(17,331)	(15,000)
Acquisition of treasury stock	(22,885)	(8,730)	(2,497)
Net proceeds from issuance of notes payable	99,310	49,880	-
Principal payment of notes payable	(24,000)	(24,000)	(24,000)
Net proceeds from stock purchase and compensation plans	11,919	12,380	10,517
Cash retained for tax deductibility of the increase in value of equity instruments	3,783	-	-
Proceeds received on notes receivable from stock sales	66	55	55
Net cash provided by (used in) financing activities	48,285	12,254	(30,925)
Net increase (decrease) in short-term investments and cash	80,851	75,602	(3,873)
Short-term investments and cash at beginning of year	98,657	23,055	26,928
Short-term investments and cash at end of year	$179,508	98,657	23,055

Supplemental Disclosures of Cash Flows Information

Cash paid during the year for:
Interest	$16,984	15,450	17,501
Federal income tax	57,476	34,850	11,621
Non-cash financing activity:
Conversion of convertible subordinated debentures	258	153	147

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Note 1 Organization

Selective Insurance Group, Inc. and its subsidiaries, ("Selective" or the "Company") offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries.  Selective was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey.  Selective's common stock is publicly traded on the NASDAQ National MarketÒ under the symbol, "SIGI."

Selective classifies its business into three operating segments:

  Insurance Operations, which sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States, and has at least one company licensed to do business in each of the 50 states ;

  Investments; and

  Diversified Insurance Services, which provide human resource administration outsourcing products and services, and federal flood insurance administrative services.

During 2004, Selective purchased a property and casualty insurance company, domiciled in Maine, with approximately $5.0 million in surplus that was not currently writing any business, for $5.3 million.  Separate pro forma information of this acquisition has not been presented, as management has determined that this acquisition is not material.

Note 2  Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Selective and its subsidiaries, have been prepared in conformity with (i) accounting principles generally accepted in the United States of America ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

(c) Reclassifications

Certain amounts in Selective's prior years' consolidated financial statements and related footnotes have been reclassified to conform to the 2005 presentation.  Such reclassifications had no effect on Selective's net income or stockholders' equity.

(d) Investments

Fixed maturity securities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of Selective.  These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements.  Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity as accumulated other comprehensive income.  Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, which is calculated using the scientific method.

Equity securities include common stocks, while alternative investments consist primarily of limited partnerships and private equity securities.  Equities securities are carried at fair value as of the balance sheet date, and alternative investments are carried using the equity method, which approximates fair value.  Equity securities are classified as available-for-sale.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary.  If the decline is deemed to be other than temporary, the investment is written down to fair value and the amount of the write-down is charged to income as a realized loss.  The fair value of the investment becomes its new cost basis.

(e) Fair Values of Financial Instruments

The following methods and assumptions were used by Selective in estimating its fair value disclosures for financial instruments:

                (1) Investments:  Fair values for fixed maturity and equity securities are based on quoted market prices where available, or from independent pricing services.  Alternative investments are carried using the equity method, which approximates fair value.

                (2) Indebtedness:  The fair value of the convertible subordinated debentures, the 1.6155% Senior Convertible Notes due September 24, 2032, the 7.25% Senior Notes due November 15, 2034, and the 6.70% Senior Notes due November 1, 2035 are based on quoted market prices.  The fair values of the 8.63% Senior Notes due May 4, 2007, and the 8.87% Senior Notes due May 4, 2010 were estimated using a cash flow analysis based upon Selective's current incremental borrowing rate for the remaining term of the loan.

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

(g) Share-Based Compensation

Effective January 1, 2005, Selective early-adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payments" ("FAS 123R"), which replaces FASB Statement No. 123 "Accounting for Stock Based Compensation" ("FAS 123") and supercedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").  FAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments.  FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements, based on the fair value of such instruments at the grant date over the requisite service period.  The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility.  Prior to the adoption of FAS 123R, the Company accounted for its share-based compensation in accordance with the intrinsic value method prescribed by APB 25 as was permitted by FAS 123, wherein Selective recognized compensation cost over the explicit service period.  The explicit service period is typically the lesser of the vesting period or the period of time from the grant date to the date of actual retirement, which was the practice for awards granted prior to the adoption of FAS 123R.  Share based compensation granted prior to the adoption of FAS 123R continues to be recognized over the remaining explicit service period.  The impact on Selective's results of operations or financial condition for the change in the period over which expense is recognized is not material.

In adopting FAS 123R, Selective applied the modified prospective application method, which did not have a material effect on (i) income before cumulative effect of change in accounting principle and (ii) basic or diluted earnings per share before cumulative effect of change in accounting principle in 2005.  At adoption, Selective recognized a cumulative effect of change in accounting principle resulting in a net income benefit of $0.5 million, which corresponded to the requirement of estimating forfeitures at the date of grant.  FAS 123R also eliminated the presentation of the contra-equity account, "Unearned Stock Compensation" from the face of the Consolidated Balance Sheets, resulting in a reclassification of $14.7 million to "Additional Paid-in Capital."

The following table shows a pro forma reconciliation of net income reported under APB 25 to pro forma net income and earnings per share under FAS 123 for the years ended December 31, 2004 and December 31, 2003:

($ in thousands, except per share amounts)	December 31, 2004	December 31, 2003
Net income, as reported	$128,639	66,344
Add: Stock-based compensation reported in net
income, net of related tax effect	5,288	3,528
Deduct: Total stock-based compensation expense
determined under fair value-based method
for all awards, net of related tax effects	(5,545)	(4,058)
Pro forma net income	$128,382	65,814

Net income per share:
Basic - as reported	$4.81	2.54
Basic - pro forma	4.80	2.52
Diluted - as reported	4.07	2.20
Diluted - pro forma	4.07	2.19
61

(h) Reinsurance

Reinsurance recoverable on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers.  Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies.  An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

(i) Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range up to 40 years.

(j) Deferred Policy Acquisition Costs

Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies.  These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium.  The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force.  Selective regularly conducts reviews for potential premium deficiencies.  There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses did not exceed the related unearned premium and anticipated investment income.  The investment yields assumed in the premium deficiency assessment for each reporting period, which are based upon the Company's actual average investment yield before-tax as of the calculation date on September 30, were 4.4% for 2005, 4.6% for 2004, and 5.0% for 2003.  Deferred policy acquisition costs amortized to expense were $400.6 million for 2005; $372.2 million for 2004; and $324.6 million for 2003.

(k) Goodwill

Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Goodwill is allocated to the reporting units for the purposes of the impairment test.  Selective did not record any impairments during 2005, 2004, or 2003.

(l) Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses are made up of both case reserves and reserves for claims incurred but not yet reported ("IBNR").  Case reserves result from claims that have been reported to the Insurance Subsidiaries and are estimated at the amount of ultimate payment.  IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  In applying generally accepted actuarial techniques, Selective also considers a range of possible loss and loss adjustment expense reserves in establishing IBNR.

The internal assumptions considered by Selective in the estimation of the IBNR amounts for both environmental and non-environmental reserves at Selective's reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel.  External factors identified by Selective in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: legislative enactments, judicial decisions, legal developments in the determination of liability and the imposition of damages, and trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items as described that are expected by management to affect Selective's reserves for losses and loss expenses over time.

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, Selective estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, Selective believes the reserves to be adequate.  Any changes in the liability estimate may be material to the results of operations in future periods.  Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims.  Such salvage and subrogation amounted to $46.5 million for 2005 and $48.1 million for 2004.

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

(m) Premium Revenue

Net premiums written include direct writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro rata method.  Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(n) Dividends to Policyholders

Selective establishes reserves for dividends to policyholders on certain workers compensation policies. These dividends are based on the policyholders' loss experience.  The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends.  The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend.  The expense recognized for these dividends was $5.7 million for 2005; $4.3 million in 2004; and $5.1 million in 2003. Selective does not issue policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.

(o) Federal Income Tax

Selective uses the asset and liability method of accounting for income taxes.  Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of Selective's assets and liabilities.  A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.

(p) Statement of Cash Flows

Short-term investments, comprised of highly liquid investments, are readily convertible into known amounts of cash and have maturities of 90 days or less from the date of purchase.

Note 3  Investments

(a) The components of net investment income earned were as follows:

(in thousands)	2005	2004	2003
Fixed maturity securities	$117,987	107,719	105,719
Equity securities	9,078	7,527	5,707
Short-term investments	2,749	641	292
Alternative investments	8,374	6,507	4,614
	138,188	122,394	116,332
Investment expenses	(2,238)	(1,854)	(1,584)
Net investment income earned	$135,950	120,540	114,748

(b) Net unrealized gains on held-to-maturity fixed maturity securities were as follows:

(in thousands)	2005	2004	2003
Net unrealized gains	$458	1,308	3,157
Decrease in net unrealized gains	$(850)	(1,849)	(2,310)

(c) Net unrealized gains on available-for-sale securities were as follows:

(in thousands)	2005	2004	2003
Fixed maturity securities	$26,290	78,716	95,429
Equity securities	155,434	159,031	132,959
Total net unrealized gains	181,724	237,747	228,388
Deferred income tax expense	(63,603)	(83,211)	(79,936)
Net unrealized gains, net of deferred income tax	$118,121	154,536	148,452
(Decrease) increase in net unrealized gains, net of deferred income tax expense	$(36,415)	6,084	33,018

(d) The amortized cost, estimated fair values and unrealized gains (losses) of held-to-maturity fixed maturity securities at December 31, 2005 and 2004, respectively, were as follows:

2005	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$13,388	456	-	13,844
Mortgage-backed securities	35	2	-	37
Total held-to-maturity fixed maturity securities	$13,423	458	-	13,881

2004	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$40,808	1,304	-	42,112
Mortgage-backed securities	95	4	-	99
Total held-to-maturity fixed maturity securities	$40,903	1,308	-	42,211

(e) The cost/amortized cost, estimated fair values and unrealized gains (losses) of available-for-sale securities at December 31, 2005 and 2004, respectively, were as follows:

2005	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$206,738	6,771	(867)	212,642
Obligations of states and political subdivisions	1,489,025	11,544	(9,007)	1,491,562
Corporate securities	393,910	12,628	(1,495)	405,043
Asset-backed securities	23,334	196	(91)	23,439
Mortgage-backed securities	514,542	9,572	(2,961)	521,153
Available-for-sale fixed maturity securities	2,627,549	40,711	(14,421)	2,653,839
Available-for-sale equity securities	183,349	155,930	(496)	338,783
Total available-for-sale securities	$2,810,898	196,641	(14,917)	2,992,622

2004	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$180,187	10,533	(185)	190,535
Obligations of states and political subdivisions	1,104,662	22,837	(1,937)	1,125,562
Corporate securities	414,931	25,723	(649)	440,005
Asset-backed securities	30,962	662	(46)	31,578
Mortgage-backed securities	516,511	22,258	(480)	538,289
Available-for-sale fixed maturity securities	2,247,253	82,013	(3,297)	2,325,969
Available-for-sale equity securities	172,900	159,310	(279)	331,931
Total available-for-sale securities	$2,420,153	241,323	(3,576)	2,657,900
64

(f) The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross pre-tax unrealized loss recorded in Selective's accumulated other comprehensive income, by asset class and by length of time those securities have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and government agencies	$76,468	(503)	9,956	(364)	86,424	(867)
Obligations of states and political subdivisions	768,817	(7,269)	81,999	(1,738)	850,816	(9,007)
Corporate securities	47,799	(699)	15,933	(796)	63,732	(1,495)
Asset-backed securities	5,770	(91)	-	-	5,770	(91)
Mortgage-backed securities	228,628	(2,456)	16,231	(505)	244,859	(2,961)
Total fixed maturity securities	1,127,482	(11,018)	124,119	(3,403)	1,251,601	(14,421)
Equity securities	9,439	(496)	-	-	9,439	(496)
Total securities in a temporary unrealized loss position	$1,136,921	(11,514)	124,119	(3,403)	1,261,040	(14,917)

At December 31, 2005, Selective held 333 fixed maturity securities, which had a fair value of $1,251.6 million in an unrealized loss position of $14.4 million.  At December 31, 2005, Selective also held 10 equity securities in an unrealized loss position, which had a fair value of $9.4 million and an unrealized loss of $0.5 million.  Of these 343 securities, 340 had fair values no less than 90% of their cost basis.  The remaining 3 securities had fair values between 76% and 89% of their cost basis.  Selective believes the decline in the fair value of all of these securities to be temporary.  The assessment of whether a decline in value is temporary includes Selective's current judgment as to the financial position and future prospects of the entity that issued the investment security.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.  If Selective's judgment about an individual security changes in the future Selective may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on Selective's net income and financial position of future periods.

(g) Realized gains (losses) were as follows:

(in thousands)	2005	2004	2003
Held-to-maturity fixed maturity securities
Gains	$106	184	30
Losses	-	-	(9)
Available-for-sale fixed maturity securities
Gains	1,468	4,922	8,569
Losses	(4,196)	(5,313)	(3,790)
Available-for-sale equity securities
Gains	21,149	26,851	8,490
Losses	(4,063)	(2,057)	(448)
Total net realized gains	$14,464	24,587	12,842

Proceeds from the sale of available-for-sale securities were $235.8 million during 2005, $279.3 million during 2004, and $245.4 million during 2003.  Realized losses from investment write-downs were $1.2 million for both 2005 and 2003.  There were no impairment charges recorded in 2004.

(h) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005, by contractual maturity are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are held-to-maturity fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,814	3,856
Due after one year through five years	9,272	9,599
Due after five years through ten years	337	426
Total held-to-maturity fixed maturity securities	$13,423	13,881
65

Listed below are available-for-sale fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$167,037	166,797
Due after one year through five years	1,160,547	1,171,710
Due after five years through ten years	1,225,023	1,236,700
Due after ten years through fifteen years	58,072	61,356
Due after fifteen years	16,870	17,276
Total available-for-sale fixed maturity securities	$2,627,549	2,653,839

(i) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws and had carrying values of $28.2 million as of December 31, 2005 and $32.2 million as of December 31, 2004.

(j) Selective is not exposed to significant concentrations of credit risk within its investment portfolio.  The largest investment in the securities of any one issuer was $23.2 million at December 31, 2005 and $23.8 million at December 31, 2004.

(k) Included in alternative investments is $63.0 million in 2005 and $44.1 million in 2004 in limited partnership investments. These investments are carried using the equity method, which approximates fair value.  Any change in fair value of these investments is recognized in net investment income earned in the period of change.  At December 31, 2005 Selective has contractual obligations that expire at various dates through 2017 to further invest up to $64.5 million in these alternative investments.  There is no certainty that any such additional investment will be required.

(l) The components of comprehensive income, both gross and net of tax, for 2005, 2004, and 2003 are as follows:

2005
(in thousands)	Gross	Tax	Net
Income	$204,386	55,893	148,493
Components of other comprehensive income:
Unrealized holding gains during the period	(41,666)	(14,583)	(27,083)
Reclassification adjustment	(14,357)	(5,025)	(9,332)
Other comprehensive income	(56,023)	(19,608)	(36,415)
Comprehensive income	$148,363	36,285	112,078

2004
(in thousands)	Gross	Tax	Net
Income	$174,981	46,342	128,639
Components of other comprehensive income:
Unrealized holding gains during the period	33,187	11,615	21,572
Reclassification adjustment	(23,828)	(8,340)	(15,488)
Other comprehensive income	9,359	3,275	6,084
Comprehensive income	$184,340	49,617	134,723

2003
(in thousands)	Gross	Tax	Net
Income	$87,980	21,636	66,344
Components of other comprehensive loss:
Unrealized holding gains during the period	65,071	22,775	42,296
Reclassification adjustment	(14,274)	(4,996)	(9,278)
Other comprehensive income	50,797	17,779	33,018
Comprehensive income	$138,777	39,415	99,362

Note 4  Fair Values of Financial Instruments

The following table presents the carrying amounts and estimated fair values of Selective's financial instruments as of December 31, 2005 and 2004:

	2005		2004
(in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
Held-to-maturity	$13,423	13,881	40,903	42,211
Available-for-sale	2,653,839	2,653,839	2,325,969	2,325,969
Equity securities	338,783	338,783	331,931	331,931
Short-term investments	176,525	176,525	98,657	98,657
Alternative investments	62,975	62,975	44,083	44,083

Financial liabilities
Notes payable:
8.77% Senior Notes	-	-	18,000	18,458
8.63% Senior Notes Series A	12,000	12,150	18,000	18,624
8.87% Senior Notes Series B	61,500	62,919	61,500	64,720
7.25% Senior Notes	49,883	53,823	49,880	50,794
6.70% Senior Notes	99,314	101,943	-	-
Total notes payable	222,697	230,835	147,380	152,596
Senior convertible notes	115,937	204,350	115,937	186,431
Convertible subordinated debentures	775	5,813	1,033	5,569

Selective's carrying amounts shown in the table are included in the consolidated balance sheets.  The convertible subordinated debentures are included in "other liabilities" on the consolidated balance sheets.  See Note 2(e) for the methods and assumptions used by Selective in estimating the fair values of its financial instruments.

Note 5  Reinsurance

Selective's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions.  Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten.  Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that Selective has underwritten to other insurance companies that agree to share these risks.  The primary purpose of ceded reinsurance is to protect Selective from potential losses in excess of the amount it is prepared to accept.

A trust fund in the amount of $30.2 million as of December 31, 2005 and $29.3 million as of December 31, 2004 securing a portion of the liabilities ceded to American Re-Insurance Company is held for the benefit of Selective.  Amounts ceded to American Re-Insurance Company, exceeding the available trust fund, represent 14% or $34.3 million as of December 31, 2005 and 13% or $32.9 million as of December 31, 2004 of Selective's consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit or funds withheld (collateral). In addition, about 62% of Selective's consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two state or federally sponsored pools.  Selective ceded $65.6 million as of December 31, 2005, and $69.2 million as of December 31, 2004 to New Jersey Unsatisfied Claims Judgment Fund.  Selective also ceded $90.6 million as of December 31, 2005 and $78.9 million as of December 31, 2004 to the National Flood Insurance Program.

The insurance subsidiaries are contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations.  Selective evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  On an ongoing basis, Selective reviews amounts outstanding, length of collection period, changes in reinsurance credit standing and other relevant factors to determine collectibility of reinsurance recoverables.  On July 1, 2005, we entered into, and settled, a commutation agreement with one of our reinsurers that had no impact on 2005 results.  The allowance for reinsurance recoverable on unpaid losses and loss expenses was $3.5 million at December 31, 2005 and $4.3 million at December 31, 2004.  The allowance for reinsurance recoverable on paid losses and loss expenses was $0.5 million at December 31, 2005, with no allowance at December 31, 2004.

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

(in thousands)	2005	2004	2003
Premiums written:
Direct	$1,572,180	1,467,863	1,336,150
Assumed	44,843	41,041	32,654
Ceded	(157,549)	(143,756)	(149,645)
Net	$1,459,474	1,365,148	1,219,159

Premiums earned:
Direct	$1,523,205	1,419,371	1,247,653
Assumed	43,464	37,328	28,386
Ceded	(148,656)	(138,309)	(142,969)
Net	$1,418,013	1,318,390	1,133,070

Losses and loss expenses incurred:
Direct	$1,001,762	964,243	869,291
Assumed	38,689	32,560	26,105
Ceded	(134,721)	(130,429)	(96,766)
Net	$905,730	866,374	798,630

Flood business which Selective cedes 100% to the federal government's National Flood Insurance Program, is included in the above amounts as follows:

(in thousands)	2005	2004	2003
Ceded premiums written	$(93,660)	(77,957)	(65,762)
Ceded premiums earned	(85,276)	(70,914)	(59,192)
Ceded losses and loss expenses incurred	(108,729)	(79,880)	(44,764)

Note 6  Reserves For Losses and Loss Expenses

The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)	2005	2004	2003
Gross reserves for losses and loss expenses, at beginning of year	$1,835,217	1,587,813	1,403,425
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	218,772	184,611	160,374
Net reserves for losses and loss expenses, at beginning of year	1,616,445	1,403,202	1,243,051
Incurred losses and loss expenses for claims occurring in the:
Current year	900,658	861,474	783,580
Prior years	5,072	4,900	15,050
Total incurred losses and loss expenses	905,730	866,374	798,630
Paid losses and loss expenses for claims occurring in the:
Current year	233,969	238,612	254,463
Prior years	422,405	414,519	384,016
Total paid losses and loss expenses	656,374	653,131	638,479
Net reserves for losses and loss expenses, at end of year	1,865,801	1,616,445	1,403,202
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	218,248	218,772	184,611
Gross reserves for losses and loss expenses at end of year	$2,084,049	1,835,217	1,587,813

Incurred loss and loss expense development related to prior years was $5.1 million in 2005, $4.9 million in 2004 and $15.0 million in 2003, while net loss and loss expense reserves increased by $249.4 million in 2005, $213.2 million in 2004, and $160.1 million in 2003.  These changes were the result of normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses, anticipated loss trends, growth in exposures, as well as increased reinsurance retentions.  As additional information is collected in the loss settlement process, reserves are adjusted accordingly.  These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized.  These changes could have a material impact on the results of operations of future periods when the adjustment are made.

The Company experienced adverse development in its loss and loss expense reserves totaling $5.1 million in 2005.  Through our internal actuarial reviews, we analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business.  In the fourth quarter of 2005, we had sufficient evidence accumulated to move management's best estimate of loss reserves for these lines.  Accordingly, workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior.  At the same time, commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years.  In addition, the general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004.  Also in 2005, we increased personal automobile reserves by approximately $10 million, of which $6.0 million was attributable to prior year development due to an adverse judicial ruling by the New Jersey Supreme Court, which eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey's Automobile Insurance Cost Reduction Act ("AICRA").  The reserving action was based on an analysis of our claim files and loss experience pre- and post-AICRA, which resulted in an increase to our New Jersey personal automobile loss projections.

In 2004, the Company experienced adverse development in its loss and loss expense reserves totaling $4.9 million.  This development was driven by an increase to our loss reserves in the general liability and workers compensation lines of business of $3.5 million, which was the result of rating agency downgrades of certain reinsurers during 2004, and reductions in expected bond subrogation recoveries in our bond line of business of $2.0 million.  In addition, we had net favorable emergence of $0.6 million from our other lines of business, which was primarily the result of increases to our loss reserves for our general liability line of business of approximately $19 million, offset by decreases to our loss reserves for our commercial automobile line of business of approximately $20 million and minor development in other lines.  The adverse development in the general liability line of business was mainly due to our contractor completed operations business.  Prior to 2002, we had more exposure to faulty workmanship and materials for both the general contractors and subcontractors and inadequate limits on subcontractors.  After 2002, we took extensive underwriting actions to limit our exposure.  The positive development in the commercial automobile line of business was driven by a reduction in claim frequency and severity.  The most significant adverse development came from accident years 1999 and 2000, which was offset by favorable development from accident years 2002 and 2003.

In 2003, adverse development of $15.0 million was driven by our general liability line of business, specifically our contractor completed operations business, which increased prior year loss estimates by approximately $18 million.  Partially offsetting this development was positive development in our commercial automobile line of business of $3.0 million driven by a reduction in claim frequency and severity.  The most significant adverse development came from accident years 1998 through 2000, which was offset by favorable development from accident years 2000 and 2001.

Reserves established for liability insurance, written primarily in the general liability line of business, continue to reflect exposure to environmental claims, both asbestos and non-asbestos.  These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims.  The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims.  There are significant uncertainties in estimating Selective's exposure to environmental claims (for both case and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues.  Legal issues which arise in environmental cases include the following: federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained.  Coverage issues that arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues.  Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods.

At December 31, 2005, Selective's reserves for environmental claims amounted to $45.6 million on a gross basis (including case reserves of $25.0 million and IBNR reserves of $20.6 million) and $41.8 million on a net basis (including case reserves of $25.0 million and IBNR reserves of $16.8 million).  There are a total of 2,382 environmental claims, including multiple claimants who are associated with the same site or incident.  Of these, 2,089 are asbestos related, of which 748 involve three insureds.  The total case reserves associated with these three insureds amounted to $4.7 million on a gross and net basis.  During 2005, 1,212 asbestos claims were closed, which accounted for approximately $0.9 million of the total asbestos paid of $1.2 million.  The total case reserves for asbestos related claims amounted to $8.5 million on a gross and net basis.  About 65 of the total environmental claims involve eight landfill sites.  The landfill sites account for case reserves of $9.2 million on a gross and net basis.  The remaining claims, which account for $7.4 million of case reserves on a gross and net basis, involve leaking underground storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

(in millions)	2005
	Gross	Net
Asbestos	$13.1	11.8
Landfill sites	13.2	12.7
Other*	19.3	17.3
Total	$45.6	41.8

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

The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2005		2004		2003
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at the beginning of year	$10,602	9,302	9,245	6,945	8,438	6,138
Incurred losses and loss expenses	3,703	3,702	1,815	2,815	1,371	1,371
Less losses and loss expenses paid	(1,192)	(1,191)	(458)	(458)	(564)	(564)
Reserves for losses and loss expenses at the end of year	$13,113	11,813	10,602	9,302	9,245	6,945

Non-Asbestos
Reserves for losses and loss expenses at the beginning of year	$31,674	29,174	33,019	29,519	31,676	28,176
Incurred losses and loss expenses	3,716	2,834	8,345	5,756	5,568	5,543
Less losses and loss expenses paid	(2,877)	(1,995)	(9,690)	(6,101)	(4,225)	(4,200)
Reserves for losses and loss expenses at the end of year	$32,513	30,013	31,674	29,174	33,019	29,519

Total Environmental Claims
Reserves for losses and loss expenses at the beginning of year	$42,276	38,476	42,264	36,464	40,114	34,314
Incurred losses and loss expenses	7,419	6,536	10,160	8,571	6,939	6,914
Less losses and loss expenses paid	(4,069)	(3,186)	(10,148)	(6,559)	(4,789)	(4,764)
Reserves for losses and loss expenses at the end of year	$45,626	41,826	42,276	38,476	42,264	36,464

Based on its aggregate reserve for net losses and loss expenses at December 31, 2005, Selective does not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on its future liquidity, financial position and results of operations.  However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from its current estimates.  The increase in paid losses in 2004 for non-asbestos environmental claims includes final payment for two large outstanding claims which were included in its 2003 case reserves.

Note 7  Indebtedness

(a)  Senior Convertible Notes

In 2002, Selective issued $305 million aggregate principal amount of 1.6155% senior convertible notes ("Convertible Notes"), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%.  Selective recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which are amortized over the life of the note, in connection with debt issuance costs.  Approximately $72.0 million of the net proceeds were used to fund an irrevocable trust, which provided for certain payment obligations in respect of Selective's outstanding debt obligations through 2005.  Selective also paid a $40.0 million capital contribution to its Insurance Subsidiaries with the remainder of the net proceeds.

Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009, to holders of record at the close of business on the preceding March 9 or September 9, respectively.  After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the greater of: (a) any regular cash dividends per share paid by Selective on its common stock during that quarterly period multiplied by the then applicable conversion rate or (b) $0.15 multiplied by 12.9783.

On October 26, 2004, in accordance with the provisions of the Indenture, Selective's Board of Directors voted to permanently waive the stock price contingency provision, which was satisfied for the quarters ended March 31, 2004 and June 30, 2004, when the price of Selective's common stock maintained a 20% premium to the conversion price of $29.29, or $35.15, for 20 of 30 consecutive trading days ending on the last day of each of these respective quarters.  If all of the Convertible Notes were converted, Selective would be required to issue 3.9 million shares of common stock.  No such conversions occurred during 2005 or 2004.

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

Selective has various covenants under the Indenture dated September 24, 2002, which include, but are not limited to, timely payment of securities, timely filing of SEC and other reports, and compliance with securities laws upon purchase of securities.

(b) Notes Payable

(1) On November 3, 2005, Selective issued $100 million of 6.70% Senior Notes due 2035.  These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006.  Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company's outstanding debt.  The remainder of bond proceeds will be used for general corporate purposes, which may include contributions to its insurance subsidiaries and share repurchases.

                (2) On November 15, 2004, Selective issued $50 million of 7.25% Senior Notes due 2034.  These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. The Parent contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital.  The remainder will be deployed for opportunistic share repurchases or further capital contributions to the Insurance Subsidiaries depending on the need for growth.

                (3) On May 4, 2000, Selective entered into a $30.0 million and a $61.5 million note purchase agreement with various private lenders covering the 8.63% and 8.87% Senior Notes, respectively.

Selective has paid $18.0 million in principal to date, in addition to accrued interest thereon for the 8.63% Senior Notes.  Principal payments of $6.0 million are required annually through May 4, 2007.  The principal amount of these Senior Notes, $12.0 million at December 31, 2005 and $18.0 million at December 31, 2004, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

For the 8.87% Senior Notes, Selective is required to pay $12.3 million principal amount in each year commencing on May 4, 2006 and ending on May 4, 2010, inclusive, in addition to accrued interest thereon.  The unpaid principal amount of these Senior Notes accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.

                (4) On August 12, 1994, Selective entered into a $54.0 million note purchase agreement with various private lenders covering the 8.77% Senior Notes.  During 2005, Selective made the final principal and interest payment on this note.

Each note purchase agreement contains restrictive business covenants that are reviewed quarterly.  They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends and net worth maintenance.  All of the covenants were met during 2005 and 2004.  At December 31, 2005, the amount available for dividends to stockholders under said restrictions was $333.0 million for the 2000 Senior Notes.

(c) Convertible Subordinated Debentures

The Convertible Subordinated Debentures were issued under an Indenture dated December 29, 1982, (the "1982 Indenture") in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively.  The Debentures are convertible into common stock at an effective conversion price of $7.08 per share.  The principal amount of the Debentures, $0.8 million at 2005 and $1.0 million at 2004, including any accrued interest, is due on January 1, 2008 and is included in other liabilities on the consolidated balance sheets.

The 1982 Indenture requires Selective to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on or before December 31 of each of the years from 1993, to and including, 2006. Voluntary conversions have satisfied this obligation in its entirety.

(d) Short-Term Debt

Selective has revolving lines of credit with State Street Corporation of $20.0 million, and Wachovia Bank of $25.0 million, totaling $45.0 million at both December 31, 2005 and December 31, 2004.  At December 31, 2005 and 2004, there were no balances outstanding on either line of credit.  Interest is determined on a LIBOR, prime rate or money market rate basis at Selective's option.  There were no borrowings in 2005 against the lines of credit.  The weighted average interest rate on borrowings was 1.74% in 2004.

Note 8  Stockholders' Equity

Effective April 26, 2005, the Board of Directors: (i) approved a new plan to repurchase up to 5.0 million shares of Selective common stock through April 26, 2007; and (ii) cancelled the existing stock repurchase program, under which Selective was authorized to repurchase 2.4 million shares through November 30, 2005.  Under the new plan, Selective repurchased approximately 335,000 shares at a cost of $16.3 million during 2005.  In 2004, under the canceled plan, Selective acquired 141,000 shares at a cost of $4.9 million.  No shares were repurchased in 2003.

Selective maintains a dividend reinvestment plan (the "DRP").  On November 18, 2003, Selective registered with the SEC 1,012,873 shares of Selective's common shares with the SEC for the DRP, of which 12,873 were previously registered unissued shares. At December 31, 2005, 897,185 shares of Selective's common stock were available for issuance under the DRP.  Shares purchased under the DRP are issued at fair value.  As of December 31, 2005, Selective had an additional 4.5 million shares reserved for various stock compensation plans, retirement plans and debt offerings.

Shares repurchased in conjunction with restricted stock vestings and option exercises were approximately 113,000 shares at a cost of $6.6 million in 2005, 103,000 shares at a cost of $3.8 million in 2004, and 100,000 shares at a cost of $2.5 million in 2003.

Selective's ability to declare and pay dividends on its common stock is affected by the ability of its subsidiaries to declare and pay dividends to the parent holding company.  The dividends from Selective's SHRS subsidiary are restricted only by the operating cash flows of such subsidiary.  The dividends from Insurance Subsidiaries are under the regulatory limitations of the state in which the particular Insurance Subsidiary are domiciled: New Jersey, New York, North Carolina, South Carolina, or Maine.

In all such jurisdictions, domestic insurers are prohibited from paying "extraordinary dividends" without approval of the insurance commissioner of the respective state.  Additionally, New Jersey, North Carolina, and South Carolina require notice of the declaration of any ordinary or extraordinary dividend distribution.  During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

Based on the unaudited 2005 statutory financial statements, the maximum ordinary dividends that can be paid to Selective by the Insurance Subsidiaries in 2006 are:

(in millions)
Selective Insurance Company of America	$72.5
Selective Way Insurance Company	25.4
Selective Insurance Company of South Carolina	8.1
Selective Insurance Company of the Southeast	6.6
Selective Insurance Company of New York	6.3
Selective Insurance Company of New England	1.1
Selective Auto Insurance Company of New Jersey	0.6
Total	$120.6

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.

Note 9  Preferred Share Purchase Rights Plan

On February 2, 1999, Selective's Board of Directors approved an amended and restated stockholder rights plan.  The rights to purchase one two-hundredth of a share of Selective Series A Junior Preferred Stock at an exercise price of $80 are attached to all shares of Selective common stock and are exercisable ten days after an announcement that a person or group has acquired 15% or more of the common stock ("Acquiring Person") or ten business days after a person commences or announces its intent to make a tender offer which would result in their becoming an Acquiring Person.  If a person or group becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase the number of Selective common shares having a market value of two times the exercise price of $80.

If Selective is acquired in a merger, or 50% or more of its assets are sold, each right, other than the rights of an Acquiring Person, will be exercisable to purchase shares of the acquiring company having twice the market value of the $80 exercise price.

Before an Acquiring Person acquires 50% or more of the common shares, Selective's Board of Directors may exchange rights, other than the rights of an Acquiring Person, at an exchange ratio of one share of common stock per right. The rights expire February 2, 2009 unless Selective's Board of Directors redeem them at $0.01 per right before the plan is triggered, or unless Selective's Board of Directors exchanges them for common stock.

Note 10  Segment Information

Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by senior management to manage Selective's operations:

•       Insurance Operations (commercial lines and personal lines), which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses) and statutory combined ratios;

•       Investments, which are evaluated based on net investment income and net realized gains and losses; and

•       Diversified Insurance Services (flood insurance and human resource administration outsourcing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP.

Selective does not aggregate any of its operating segments.  The Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent agents to bring value-added services and products to their customers.  Selective's commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are principally sold through appointed independent insurance agents.

In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the "Managed Care" component of the Diversified Insurance Services segment.  Included in assets of discontinued operations on the consolidated balance sheet at December 31, 2004 is goodwill in the amount of $9.6 million related to CHN Solutions.  For additional information regarding this divestiture, see Note 13, "Discontinued Operations."  Selective's remaining goodwill balance by operating segment is as follows:

(in thousands)	2005	2004
Diversified Insurance Services goodwill	$25,788	25,788
Insurance Operations goodwill	7,849	7,849
Total goodwill	$33,637	33,637

Selective's Insurance Operations and Diversified Insurance Services segments are subject to geographic concentration.  Approximately 34% of net premiums written are related to insurance policies written in New Jersey and 39% of SHRS' co-employer service fees are related to business in Florida.  Substantially all of Selective's remaining revenues come from the states of Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, and Wisconsin.  Consequently, changes to economic or regulatory conditions in these states could adversely affect Selective.

Selective and its subsidiaries also provide services to each other in the normal course of business.  These transactions totaled $19.4 million in 2005, $28.5 million in 2004, and $27.1 million in 2003.  These transactions were eliminated in all consolidated statements.  In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  Selective does not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by segment

(in thousands)	2005	2004	2003
Insurance Operations:
Commercial automobile net premiums earned	320,080	303,645	255,626
Workers compensation net premiums earned	293,268	263,473	221,024
General liability net premiums earned	363,513	309,288	256,217
Commercial property net premiums earned	168,282	152,579	130,305
Business owners' policy net premiums earned	46,708	49,570	43,875
Bonds net premiums earned	16,026	13,035	12,461
Other net premiums earned	789	901	901
Total commercial lines net premiums earned	1,208,666	1,092,491	920,409

Personal automobile net premiums earned	164,805	185,375	175,788
Homeowners net premiums earned	37,706	34,370	31,234
Other net premiums earned	6,836	6,154	5,639
Total personal lines net premiums earned	209,347	225,899	212,661

Miscellaneous income	3,768	3,515	3,478
Total insurance operations revenues	1,421,781	1,321,905	1,136,548

Investments:
Net investment income	135,950	120,540	114,748
Net realized gain on investments	14,464	24,587	12,842
Total investment revenues	150,414	145,127	127,590

Diversified Insurance Services:
Human resource administration outsourcing	60,227	53,710	44,096
Flood insurance	34,320	29,169	23,630
Other	4,164	3,605	3,054
Total diversified insurance services revenues from continuing
operations	98,711	86,484	70,780
Total all segments	1,670,906	1,553,516	1,334,918
Other income	106	108	138
Total revenues from continuing operations	$1,671,012	1,553,624	1,335,056
74

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)	2005	2004	2003
Insurance Operations:
Commercial lines underwriting	$75,671	42,836	(13,528)
Personal lines underwriting	(5,943)	(2,068)	(11,724)
Underwriting income (loss), before federal income tax	69,728	40,768	(25,252)
GAAP combined ratio	95.1%	96.9	102.2
Statutory combined ratio	94.6%	95.9	101.5

Investments:
Net investment income	135,950	120,540	114,748
Net realized gains on investments	14,464	24,587	12,842
Total investment income, before federal income tax	150,414	145,127	127,590

Diversified Insurance Services:
Income from continuing operations, before federal income tax	14,793	11,921	6,194

Total all segments	234,935	197,816	108,532
Interest expense	(17,582)	(15,466)	(17,148)
General corporate expenses	(14,569)	(9,618)	(6,433)

Income from continuing operations, before federal income tax	$202,784	172,732	84,951

Note 11  Earnings per Share

In 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" ("EITF 04-8").  EITF 04-8 requires that instruments convertible into common stock upon the achievement of a specified price of the issuer's shares be included in diluted earnings per share computations under the if-converted method regardless of whether the triggering market conditions have been met.  Selective adopted EITF 04-8 in December 2004 and, as a result, has restated 2003 diluted earnings per share to reflect the conversion feature of Selective's September 2002 Senior Convertible Notes, which is further described in Note 7, "Indebtedness."  This restatement reduced 2003 diluted earnings per share from $2.40 to $2.20 and had no impact on the 2005 or 2004 diluted earnings per share as these shares had been included in the diluted computation for the entire year.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations of net income for the year ended:

2005	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$147,452	27,171	$5.43
Net income from discontinued operations	546	27,171	0.02
Cumulative effect of change in accounting principle	495	27,171	0.02
Net income available to common stockholders	$148,493	27,171	$5.47

Effect of dilutive securities:
Restricted stock	-	659
8.75% convertible subordinated debentures	45	112
4.25% senior convertible notes	3,203	3,958
Stock options	-	363
Deferred shares	-	91

Diluted EPS:
Income from continuing operations	$150,700	32,354	$4.65
Net income from discontinued operations	546	32,354	0.02
Cumulative effect of change in accounting principle	495	32,354	0.02
Income available to common stockholders and assumed conversions	$151,741	32,354	$4.69
75

2004	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$127,177	26,731	$4.76
Net income from discontinued operations	1,462	26,731	0.05
Net income available to common stockholders	$128,639	26,731	$4.81

Effect of dilutive securities:
Restricted stock	-	994
8.75% convertible subordinated debentures	60	150
4.25% senior convertible notes	3,203	3,958
Stock options	-	435
Deferred shares	-	110

Diluted EPS:
Income from continuing operations	$130,440	32,378	$4.02
Net income from discontinued operations	1,462	32,378	0.05
Income available to common stockholders and assumed conversions	$131,902	32,378	$4.07

2003	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$64,375	26,131	$2.46
Net income from discontinued operations	1,969	26,131	0.08
Net income available to common stockholders	$66,344	26,131	$2.54

Effect of dilutive securities:
Restricted stock	-	881
8.75% convertible subordinated debentures	67	175
4.25% senior convertible notes	3,203	3,958
Stock options	-	338
Deferred shares	-	120

Diluted EPS:
Income from continuing operations	$67,645	31,603	$2.14
Net income from discontinued operations	1,969	31,603	0.06
Income available to common stockholders and assumed conversions	$69,614	31,603	$2.20

Note 12  Federal Income Tax

(a)  A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)	2005	2004	2003
Tax at statutory rate of 35%	$70,974	60,456	29,733
Tax-exempt interest	(14,334)	(10,178)	(7,173)
Dividends received deduction	(2,152)	(2,150)	(2,001)
Other	844	(2,573)	17
Federal income tax expense	$55,332	45,555	20,576

The "other" benefit in 2004 was primarily due to a reduction to the Company's current federal income taxes payable as a result of a favorable resolution of an IRS appeals issue.  The IRS had attempted to disallow, on a consolidated basis, a deduction for interest expense incurred by the Parent while its Insurance Subsidiaries held municipal bonds.  The Company established reserves over the course of the examination as follows: $0.9 million in 2003, $1.2 million in 2002, and $0.2 million in prior years.  A notice that the issue was resolved in the Company's favor was received on September 30, 2004, at which time the entire accrual was reversed.

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in thousands)	2005	2004
Deferred tax assets:
Net loss reserve discounting	$87,520	81,721
Net unearned premiums	48,014	45,111
Self-insured employee benefit reserves	3,645	3,444
Deferred compensation	7,739	6,286
Alternative minimum tax	-	264
Allowance for doubtful accounts	1,439	1,235
Directors deferred compensation	1,107	1,045
Other	3,471	2,980
Total deferred tax assets	152,935	142,086

Deferred tax liabilities:
Deferred policy acquisition costs	71,688	65,418
Unrealized gains on available-for-sale securities	63,603	83,211
Accelerated depreciation	8,223	8,620
Premium audit accrual	700	1,749
Amortization of discount on bonds	1,856	2,013
Pension	4,196	3,637
Original issue discount on contingent convertible debt	3,453	2,328
Other	4,879	4,913
Total deferred tax liabilities	158,598	171,889
Deferred federal income tax liability	$(5,663)	(29,803)

Based on our federal tax loss carryback availability, expected levels of pre-tax financial statement income and federal taxable income, we believe that it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability.  As a result, Selective has no valuation allowance recognized for federal deferred tax assets.

Included in the 2005 balance of "Other Assets" is a state deferred tax asset of $0.4 million with a corresponding state valuation allowance of $0.3 million.  The asset is attributable to state net operating losses of our subsidiary, SHRS, which may be carried forward and applied in future years for tax.  The valuation allowance was established mainly due to that company's lack of state carryback availability.

Stockholders' equity reflects tax benefits related to compensation expense deductions for stock options exercised of $9.6 million at December 31, 2005, $5.9 million at December 31, 2004, and $3.4 million at December 31, 2003.

Note 13  Discontinued Operations

In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the "Managed Care" component of the Diversified Insurance Services segment.  Selective sold its interest in CHN Solutions for proceeds of $16.4 million, which produced an after tax loss of $2.6 million.  This loss, which is net of a tax benefit of $1.4 million, is included in discontinued operations on the consolidated statements of income.  Also included in discontinued operations on the consolidated statements of income are after tax profits of $3.2 million in 2005, $1.5 million in 2004, and $2.0 million in 2003 from the operations CHN prior to divestiture.  Taxes on these operating profits amounted to $1.7 million in 2005, $0.8 million in 2004, and $1.0 million in 2003.

As part of the divestiture, Selective entered into an agreement with the buyer, wherein Selective has agreed to continue to utilize the managed care services of CHN Solutions in processing claims for its workers compensation and automobile policies issued by Selective in the State of New Jersey.  This agreement is effective until December 2010 and can be terminated by either party for the following reasons: (i) breach of contract; (ii) insolvency or a change in control; or (iii) performance standards as outlined in the agreement.

Selective has reclassified prior period amounts on the consolidated financial statements to present the assets, liabilities, and operating results of CHN as a discontinued operation.

Operating results, as well as the loss on disposition, from discontinued operations are as follows:

(in thousands)	2005	2004	2003
Net revenue	$25,791	17,912	21,060
Pre-tax Profit	4,893	2,249	3,029
After-tax Profit	3,180	1,462	1,969
Loss on disposition, net of tax	(2,634)	-	-

Intercompany transactions related to the discontinued operations are as follows:

(in thousands)	2005	2004	2003
Net revenue	$-	10,649	11,801
Pre-tax Profit	-	725	1,833
After-tax Profit	-	471	1,192

Assets from discontinued operations are comprised of the following:

(in thousands)		2004
Other trade receivables, net of allowance	$
for uncollectible accounts of: $501		5,531
Property and Equipment - at cost, net of
accumulated depreciation of $3,912		743
Goodwill (Note 2k)		9,593
Other assets		2,321
Assets of Discontinued Operations		18,188

Liabilities from discontinued operations are comprised of the following:

(in thousands)	2004
Accrued Salaries and Benefits	$653
Other liabilities	1,995
Liabilities of Discontinued Operations	2,648

Note 14  Retirement Plans

(a) Retirement Plan for Nonemployee Directors

Selective terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for nonemployee Directors.  The estimated accrued costs for this plan were not material.  As part of the termination, the present value of each Director's future benefits, as of that date, was converted into units based on the fair value of Selective common stock.  The original termination called for the cash value of these units based upon the fair value of Selective common stock on retirement date to be distributed to each Director, or at each Director's election, over a period of fifteen years after such retirement.  On May 8, 2002, the stockholders approved the conversion of the units issued under the termination plan into shares of Selective stock.  All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director's election, over a period of no more than five years after such retirement.  These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends.  The adoption of FAS 123R resulted in a reclassification of $1.3 million to "Additional Paid-in Capital" on the consolidated balance sheet for these deferred shares. At December 31, 2005, Additional Paid-in Capital for these deferred shares was $1.1 million.  The prior years' accrued liability of these deferred shares of stock accounted for under APB 25 and the related dividend and interest earnings was  $1.4 million at December 31, 2004 and $1.5 million at December 31, 2003.

(b) Retirement Savings Plan

Selective offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements.  Participants, other than highly compensated employees as defined by the IRS, can contribute 50% of their defined compensation to the Retirement Savings Plan.  Highly compensated employees are limited to 8% of their defined compensation.  Contributions by participants are matched 65% by the Company up to a maximum of 7% of defined compensation.  Effective January 1, 2006, Selective's Retirement Savings Plan was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of a date of hire after December 31, 2005, are not eligible for the Retirement Income Plan.  For those employees, following one year of service, the Company will also match, dollar for dollar, up to 2% of the employee's base pay contributions.  In addition, the Company will make non-elective contributions to the Retirement Savings Plan equal to 2% of the employee's base pay effective with the first pay following one year of service.

The plan allows employees to make voluntary contributions to a number of diversified investment options, including Selective's common stock, on a before and/or after-tax basis.  Shares of Selective's common stock issued under this plan were 14,786 during 2005, 11,730 during 2004 and 14,251 during 2003.  The number of shares of Selective's common stock available to be purchased under the Retirement Savings Plan was 783,820 at December 31, 2005.

Two additional defined contribution plans are maintained by SHRS, a subsidiary of the Company's Diversified Insurance Services segment, which does not participate in Selective's defined contribution plan.  During 2003, the plans allowed employees to contribute a maximum of 25% of defined compensation and up to 3% of contributions are matched 200% by the employer.  Effective January 1, 2004, the maximum allowable employee contribution to the plans was increased from 25% to 75% of defined compensation.

In all plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.

Employer contributions for all the plans amounted to $4.0 million in 2005, $3.4 million in 2004, and $3.7 million in 2003.

(c) Deferred Compensation Plan

Selective offers a nonqualifed deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees (the "Participants").  The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts treated as if invested in specified investment options as a method of rewarding and retaining such employees.   A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received from Selective or an affiliated entity, including up to:  (i) 50% annual base salary; (ii) 100% of incentive compensation; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the Deferred Compensation Plan.

In addition to the deferrals elected by the Participants, Selective may choose at any time to make discretionary contributions on a consistent basis to the deferral accounts of all Participants in its sole discretion.  No discretionary contributions were made in 2005, 2004, or 2003.  Selective may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under Selective's Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan.

The Company contributed $0.4 million in 2005 and $0.3 million in 2004 and 2003 to the Deferred Compensation Plan.

(d) Retirement Income and Postretirement Plans

Selective has a noncontributory defined benefit retirement income plan ("Retirement Income Plan") covering all employees who meet eligibility requirements. Selective's funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Salary and Employee Benefits Committee of the Board of Directors may approve from time -to time.  For entrants into the Retirement Income Plan on or after July 1, 2002, the monthly retirement benefits beginning at normal retirement were decreased to 1.2% from 2.0% of the average monthly compensation as defined.  Also, for all plan participants, early retirement eligibility begins at age 55 or when participants age plus years of service sum to at least 70.

Effective January 1, 2006, the Retirement Income Plan was amended to eliminate eligibility for plan participation by employees hired on or after January 1, 2006.  If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective Company contributions under the Retirement Savings plan.

Selective also provides life insurance benefits (postretirement benefits) for retired employees.  Substantially all of Selective's employees may become eligible for these benefits if they reach retirement age while working for Selective and meet a minimum of 10 years of eligibility service.  Those individuals who retired prior to January 1, 1991 receive life insurance coverage which decreases over ten years to a current ultimate value of $5,000 per retiree. Those individuals retiring on or after January 1, 1991 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $100,000.  Those individuals retiring on or after January 1, 2002 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $35,000.  The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits.

Retirement Income Plan	Postretirement Plan
(in thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation, beginning of year	$130,335	116,945	6,715	6,267
Service cost	6,911	6,235	384	347
Interest cost	7,502	7,259	392	369
Actuarial losses	6,418	2,629	270	20
Benefits paid	(3,029)	(2,733)	(207)	(288)
Benefit obligation, end of year	$148,137	130,335	7,554	6,715

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$110,083	77,391	-	-
Actual return on plan assets (net of expenses)	6,659	7,487	-	-
Contributions by the employer to funded plans	8,000	27,866	-	-
Contributions by the employer to unfunded plans	72	72	-	-
Benefits paid	(3,029)	(2,733)	-	-
Fair value of assets, end of year	$121,785	110,083	-	-

Reconciliation of Funded Status:
Funded status	$(26,352)	(20,252)	(7,554)	(6,715)
Unrecognized prior service cost (benefit)	1,076	1,226	(299)	(331)
Unrecognized net loss (gain)	35,400	27,553	62	(208)
Net amount recognized	$10,124	8,527	(7,791)	(7,254)

Amounts Recognized in the Statement of Financial Position:
Prepaid benefit cost	$12,132	10,225	-	-
Accrued benefit cost	(2,008)	(1,698)	(7,791)	(7,254)
Intangible asset	-	-	-	-
Accumulated other comprehensive income	-	-	-	-
Net amount recognized	$10,124	8,527	(7,791)	(7,254)

Other Information as of December 31:
Accumulated benefit obligation	$122,286	106,134	-	-

Information for Pension Plans with an Accumulated Benefit
Obligation in Excess of Plan Assets as of December 31:
Projected benefit obligation	$3,502	2,730	-	-
Accumulated benefit obligation	2,348	1,954	-	-
Fair value of assets	-	-	-	-

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.50%	5.75	5.50	5.75
Rate of compensation increase	4.00%	4.00	4.00	4.00
80

	Retirement Income Plan			Postretirement Plan
(in thousands)	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$6,911	6,235	4,692	384	347	275
Interest cost	7,502	7,259	6,578	392	369	355
Expected return on plan assets	(9,286)	(6,687)	(5,123)	-	-	-
Amortization of unrecognized prior service cost	150	212	250	(32)	(32)	(32)
Amortization of unrecognized net (gain) loss	1,198	1,164	1,151	-	-	(10)
Net periodic cost	$6,475	8,183	7,548	744	684	588

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.75%	6.25	6.75	5.75	6.25	6.75
Expected return on plan assets	8.00%	8.25	8.25	-	-	-
Rate of compensation increase	4.00%	5.00	5.00	4.00	5.00	5.00

	Retirement	Postretirement
(in thousands)	Income Plan	Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2006	$3,376	217
2007	3,750	228
2008	4,181	238
2009	4,681	250
2010	5,212	263
2011-2015	36,936	1,534

All amounts in the reconciliations of funded status were recognized in the consolidated balance sheets for 2005 and 2004.  There were no amounts to be included in accumulated other comprehensive income for the periods shown resulting from an additional minimum pension liability.  Selective's measurement date was December 31, 2005 and its expected return on plan assets was 8.0%, which was based primarily on the plan's long-term historical returns.  Selective's expected return is supported by its actual 7.8% annualized 10-year return and 9.1% annualized return achieved since plan inception for all plan assets.  In addition to the plan's historical returns, Selective considers long-term historical rates of return on the respective asset classes.  Selective presently anticipates contributing $8.0 million to the Retirement Income Plan in 2006 and has kept its expected return on plan assets at 8.0% after examining recent market conditions and trends.

Selective's investment objective is to maximize total return while preserving capital to meet plan obligations.  To meet this objective, Selective's strategy is to utilize a long-term time horizon to design the portfolio in such a manner as for the plan assets to achieve an appropriate balance between equity and fixed maturity securities, alternative investments and cash.  The asset allocation is a function of the relative attractiveness of each asset class and its risk/reward characteristics.  Selective's investment policy limits its asset allocation in equity investments to a maximum of 60% of the total plan assets and alternative investments to a maximum of 20% of the total plan assets.  A combination of equity investments and alternative investments is limited to 70% of the total market value of the plan assets.  Each individual category of private equity, hedge funds, and real estate has a limit of 10% of total plan assets.  Additionally, a limit of 10% of total plan assets is placed on non-U.S. equity investments, while no more than 10% of total plan assets may be invested in the stock of Selective Insurance Group, Inc., the plan sponsor.  A limit of 10% of the plan's assets or 20% of fixed maturity securities may be invested in non-investment grade securities.

The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 is as follows:

	2005	2004
Equity securities	45%	47
Fixed maturity securities	25	40
Alternative investments	17	7
Cash and short term investments	13	6
Total	100%	100

The Retirement Income Plan had no investments in the common stock of the Company at December 31, 2005 and 2004.

Note 15  Incentive Compensation Plans

Selective has incentive compensation plans in which employees are eligible to participate based on corporate and individual performance goals.  The total compensation costs charged to expense in connection with the plans were $21.8 million in 2005, $16.7 million in 2004, and $13.0 million in 2003.

Note 16  Share Based Payments

The following is a brief description of each of Selective's share-based compensation plans:

2005 Omnibus Stock Plan

The Selective Insurance Group, Inc. 2005 Omnibus Stock Plan ("Stock Plan") was adopted and approved by the Board of Directors effective as of April 1, 2005, and approved by stockholders' on April 27, 2005.  With the Stock Plan's approval, no further grants are available under the (i) Selective Insurance Stock Option Plan III ("Stock Option Plan III"); (ii) Selective Insurance Group, Inc. Stock Option Plan for Directors ("Stock Option Plan for Directors"); or (iii) Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as Amended ("Stock Compensation Plan for Nonemployee Directors"), but awards outstanding under these plans and the Selective Insurance Group, Inc. Stock Option Plan II ("Stock Option Plan II"), under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Under the Stock Plan, the Board of Directors' Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan.  The Corporate Governance and Nominating Committee makes such determinations for any grants, other than automatic Director grants, made to nonemployee Directors.  Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC or the Corporate Governance and Nominating Committee, as applicable, may in its sole discretion deem necessary or desirable and which are not in conflict with the terms of the Stock Plan.  During 2005, Selective granted 8,750 restricted shares and granted options to purchase 2,500 shares.  As of December 31, 2005, 1,749,291 shares of Selective's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.

Stock Option Plan II

As of December 31, 2005, 412,589 shares of Selective's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002.  Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without stock appreciation rights ("SARs"), and restricted or unrestricted stock at (i) not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC.  Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Selective experienced restricted forfeitures under the plan of 6,800 shares during 2005, 14,538 shares during 2004, and 31,348 shares during 2003.

During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement.  Effective September 3, 1996, dividends earned on the restricted shares were reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 2,946 restricted shares from the dividend reinvestment plan reserves during 2005, 6,914 restricted shares during 2004, and 12,004 restricted shares during 2003.

Stock Option Plan III

As of December 31,2005, there were 268,285 shares of Selective's common stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan.  Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC.  Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  Under this plan, Selective granted options to purchase 105,663 shares without SARS during 2005, options to purchase 104,600 shares without SARS during 2004, and options to purchase 146,250 shares without SARS during 2003.

Selective also granted 313,108 restricted shares during 2005, 328,684 restricted shares during 2004, and 264,069 restricted shares during 2003 and experienced forfeitures of 24,015 shares during 2005, 27,434 shares during 2004, and 10,667 shares during 2003.  During the vesting period, dividends earned on restricted shares are reinvested in Selective's common stock at fair value.  Selective issued, net of forfeitures, 13,521 restricted shares from the dividend reinvestment plan reserves during 2005, 10,005 restricted shares during 2004, and 5,882 restricted shares during 2003.

Stock Option Plan for Directors

As of December 31, 2005, 276,000 shares of Selective's common stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan.  All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 3,000 shares of common stock at not less than fair value on the date of grant, which is on March 1.  Options under this plan vest on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.  Under the Stock Option Plan for Directors, Selective granted 33,000 options during 2005, and 30,000 options during 2004 and 2003.

Stock Compensation Plan for Nonemployee Directors

As of December 31, 2005, there were 47,625 shares of the common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Nonemployee Directors, under which future grants ceased being available with the approval of the Stock Plan.  Under the stock Compensation Plan for Nonemployee Directors, Directors could elect to receive a portion of their annual compensation in shares of Selective's common stock.  Selective issued 10,919 shares during 2005, 13,774 shares during 2004, and 9,085 shares during 2003 under this plan.

Employee Stock Purchase Plan

Under Selective's Employee Stock Purchase Plan ("ESPP"), there are 223,903 shares of common stock available for purchase as of December 31, 2005.  The ESPP is available to all employees who meet its eligibility requirements.  The ESPP provides for the issuance of options to purchase shares of common stock.  The purchase price is the lower of:  (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised.  Shares are generally issued on June 30 and December 31 of each year.  Under the ESPP, Selective issued 44,379 shares to employees during 2005, 49,780 shares during 2004, and 66,463 shares during 2003.

Agent Stock Purchase Plan

Under the terms of the agents' stock purchase plan, there are 561,502 shares of common stock available for purchase as of December 31, 2005.  This plan provides for quarterly offerings in which independent insurance agents can purchase Selective's common stock at a 10% discount with a one year restricted period during which the shares purchases cannot be sold or transferred.  Selective issued shares to agents in the amount of 79,428 in 2005, 86,886 in 2004 and 73,467 in 2003 and charged to expense $0.4 million in 2005, $0.3 million in 2004, and $0.2 million in 2003.

A summary of the stock option transactions under Selective's share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	contractual	Intrinsic Value
	Of shares	Price	Life in years	($ in thousands)
Outstanding at December 31, 2004	927,276	$22.90
Granted 2005	141,163	44.66
Exercised 2005	269,453	22.06
Forfeited or expired 2005	9,463	34.13

Outstanding at December 31, 2005	789,523	$26.96	5.5	$20.6
Exercisable at December 31, 2005	654,973	$23.32	4.7	$19.5

The total intrinsic value of options exercised was $7.4 million at December 31, 2005, $6.8 million at December 31, 2004, and $3.3 million at December 31, 2003.

A summary of the restricted stock transactions under Selective's share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Unvested Restricted Stock Awards at January 1, 2005	953,438	$26.69
Granted 2005	321,858	45.14
Vested 2005	222,143	23.91
Forfeited 2005	30,815	33.27

Unvested Restricted Stock Awards at December 31, 2005	1,022,338	$32.91

As of December 31, 2005, total unrecognized compensation cost related to nonvested restricted stock awards granted under Selective's stock plans was $14.3 million.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  The total fair value of restricted stock vested was $10.9 million for 2005, $5.1 million for 2004, and $3.6 million for 2003.  In connection with the restricted stock vestings, the total fair value of the dividend reinvestment plan shares that also vested was $1.0 million during 2005, $0.6 million during 2004, and $0.4 million during 2003.

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

	Employee Stock Purchase Plan			All Other Option Plans
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	2.94%	1.31%	1.08%	3.99%	3.60%	3.46%
Expected term	6 months	6 months	6 months	7 years	7 years	7 years
Dividend yield	1.6%	2.0%	2.4%	1.7%	1.9%	2.4%
Expected volatility	27%	26%	24%	26%	26%	25%

The expense recorded for restricted stock awards and stock compensation for nonemployee directors is determined utilizing the number of awards granted and the grant date fair value.

The weighted-average fair value of options and stock granted per share for Selective's stock plans, during 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Stock options	$13.14	9.65	5.76
Restricted stock	45.14	34.83	23.54
Stock Compensation Plan for Nonemployee Directors	47.07	36.09	26.40
Employee Stock Purchase Plan (ESPP):
Six month option	3.18	2.27	1.49
15% of grant date market value	7.00	5.37	3.85
Total ESPP	$10.18	7.64	5.34
Agent stock purchase plan:
Discount of grant date market value	4.89	3.79	2.74
84

Share-based compensation expense charged against net income before cumulative effect of change in accounting principle before tax was $11.0 million at December 31, 2005 with a corresponding income tax benefit of $3.3 million.  As part of the 2005 divestiture of CHN Solutions, unvested restricted stock awards were modified, resulting in a cash payment of $1.0 million in lieu of issuing shares.  In addition, accelerated share based compensation of $0.4 million after tax, is included in "Loss on Disposal of Discontinued Operations, net of tax" on the 2005 Consolidated Statements of Income.  See Note 13, "Discontinued Operations," for additional information regarding the divestiture.  Share-based compensation expense that was charged against income before tax was $8.1 million for the year ended December 31, 2004 and $5.4 million for the year ended December 31, 2003 with a corresponding income tax benefit of $2.8 million for the year ended December 31, 2004 and $1.9 million for the year ended December 31, 2003.

Note 17  Related Party Transactions

In 1994, certain officers of Selective exercised stock options by signing promissory notes in payment for the stock, totaling $1.0 million.  Selective's noninterest bearing promissory notes were secured by the common stock shares issued upon exercise and held by Selective as collateral.  As of December 31, 2005 there were no outstanding balances relating to these notes, whereas the principal amount outstanding was $0.1 million at December 31, 2004.

In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by Selective.  These officers gave Selective promissory notes totaling $1.8 million.  The notes bear interest at 2.5% and are secured by the purchased shares of Selective's common stock.  The promissory notes are full recourse and subject to certain employment requirements.  The principal amount outstanding was $0.3 million at December 31, 2005 and $0.4 million at December 31, 2004.  These outstanding balances are reflected in "other assets" on the Consolidated Balance Sheets.

William M. Rue, a Selective Director, is President of and owns more than 10% of the equity of Rue Insurance, a general independent insurance agency (the "Rue Agency").  The Rue Agency is an appointed independent agent of Selective's insurance subsidiaries and SHRS, Selective's human resources administration outsourcing subsidiary, on terms and conditions similar to those of other Selective agents.  The Rue Agency also places insurance for Selective's business operations.  Selective's relationship with the Rue Agency has existed since 1928.  The following is a summary of transactions with the Rue Agency:

  The Rue Agency placed insurance policies with Selective's insurance subsidiaries.  Direct premiums written associated with these policies was $10.2 million in 2005, $9.9 million in 2004, and $9.2 million in 2003.  In return, Selective's insurance subsidiaries paid commissions to the Rue Agency $1.9 million in 2005, $1.8 million in 2004, and $1.6 million in 2003.

  The Rue Agency placed human resource outsourcing contracts with SHRS of the Diversified Insurance Services segment resulting in revenues to SHRS of $64,000 in 2005, $57,000 in 2004, and $48,000 in 2003.  In return, SHRS paid commissions to the Rue Agency of $15,000 in 2005, $13,000 in 2004, and $26,000 in 2003.

  The Rue Agency placed insurance coverage for Selective with non-Selective insurance companies for which the Rue Agency was paid commission pursuant to its agreements with those carriers.  Selective paid premiums for such insurance coverage of $0.6 million in 2005, $1.4 million in 2004, and $1.3 million in 2003.

  Selective paid reinsurance commissions of $0.2 million in 2005 and 2004, as well as $0.1 million in 2003 to PL, LLC.  PL, LLC is an insurance fund administrator of which the Rue Agency owns 20% and which places reinsurance through a Selective insurance subsidiary.

Note 18  Commitments and Contingencies

(a) Selective purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants.  As of December 31, 2005, Selective had purchased such annuities in the amount of $10.2 million for settlement of claims on a structured basis for which Selective is contingently liable.  To Selective's knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(b) Selective has various operating leases for office space and equipment.  Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases.  Rental expense under these leases amounted to $10.0 million in 2005, $9.7 million in 2004 and $9.3 million in 2003.

In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use.

At December 31, 2005, the total future minimum rental commitments under noncancelable leases was $21.9 million and such yearly amounts are as follows:

(in millions)
2006	$7.8
2007	6.6
2008	4.2
2009	2.1
2010	0.9
After 2010	0.3
Total minimum payment required	$21.9

(c) At December 31, 2005, Selective has contractual obligations that expire at various dates through 2017 to invest up to an additional $64.5 million in alternative investments.  There is no certainty that any such additional investment will be required.

Note 19  Litigation

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

Note 20  Statutory Financial Information

The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile.  Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future.  The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income or risk-based capital.  As of December 31, 2005 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2005, in its entirety, as a component of prescribed or permitted practices.

Selective's combined statutory capital and surplus of the Insurance Subsidiaries was $930.6 million (unaudited) in 2005 and $807.9 million in 2004.  Selective's combined statutory net income of the Insurance Subsidiaries was $139.3 million (unaudited) in 2005, $135.0 million in 2004, and $53.8 million in 2003.

The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy its various state insurance departments of domicile.  These risk-based capital ("RBC") requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Based upon the Insurance Subsidiaries 2005 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 5.4:1, as defined by the NAIC.

Note 21  Subsequent Events

Due to continuing growth of our overall property book outside of New Jersey, we have terminated our New Jersey Homeowners Property 75% Quota Share treaty effective January 1, 2006 and reallocated the cost of this treaty to the purchase of additional protection under our Property Catastrophe treaty, which covers our overall property book.  Effective January 1, 2006, Property Catastrophe treaty retention increased to $20.0 million from the expiring $15.0 million and per occurrence coverage was increased to $220 million (with a 5% Company participation) from the expiring $150 million.  The New Jersey Homeowners Property Quota Share treaty had provided up to $75.0 million per occurrence protection for the property portion of our New Jersey Homeowners book of business and was purchased primarily to protect the Company against a catastrophic event.  The Company ceded $20.4 million in earned premium offset by $9.7 million in ceding commission and $8.3 million in losses under the 2005 New Jersey Homeowners Property Quota Share treaty.

Quarterly Financial Information1

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(unaudited, in thousands,
except per share data)	2005	2004	2005	2004	2005	2004	2005	2004
Net premiums written	$396,778	375,262	369,621	349,250	383,402	356,451	309,673	284,185
Net premiums earned	342,740	315,306	350,452	325,986	361,062	337,074	363,759	340,024
Net investment income earned	32,362	29,460	32,747	28,662	32,755	29,146	38,086	33,272
Net realized gains	4,598	5,346	559	154	4,379	1,631	4,928	17,456
Diversified Insurance Services
revenue from continuing
operations[2]	23,485	19,744	24,481	21,494	26,903	23,249	23,842	21,998
Diversified Insurance Services
net income from continuing
operations[2]	1,467	1,206	2,461	1,724	3,390	2,635	2,526	2,295
Net income from continuing
operations[2]	35,008	27,267	30,967	28,346	38,560	27,848	42,917	43,717
Total discontinued operations,
net of tax[2]	598	261	1,111	528	717	480	(1,879)	192
Cumulative effect of change in
accounting principle, net of
tax[3]	495	-	-	-	-	-	-	-
Net income	36,101	27,528	32,078	28,874	39,277	28,328	41,038	43,909
Other comprehensive income
(loss)	(31,084)	22,626	23,364	(50,125)	(15,519)	32,087	(13,176)	1,496

Comprehensive income (loss)	5,017	50,154	55,442	(21,251)	23,758	60,415	27,862	45,405
Net income per share:
Basic	1.33	1.04	1.18	1.08	1.45	1.05	1.51	1.64
Diluted	1.15	0.88	1.02	0.92	1.25	0.90	1.30	1.38
Dividends to stockholders [4]	0.19	0.17	0.19	0.17	0.19	0.17	0.22	0.19
Price range of common
stock: [5]
High	49.00	39.56	50.48	40.34	50.93	40.65	59.28	45.96
Low	41.75	31.72	41.90	33.46	46.04	33.58	47.05	35.70

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1. Refer to the Glossary of Terms attached to this Form 10-K, as Exhibit 99.1.

2. See Note 13 to the consolidated financial statements for a discussion of discontinued operations.

3. See Note 2(g) to the consolidated financial statements for a discussion of the cumulative effect of change in accounting principle.

4. See Note 7(b) and Note 8 to the consolidated financial statements for a discussion of dividend restrictions.

   5.   These ranges of high and low prices of Selective's common stock, as reported by The NASDAQ National Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 1, 2006 and ending February 28, 2006 was $52.90 to $58.36 and the last sale price on February 28, 2006 was $54.22.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Selective's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Selective's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, Selective's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Selective's disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that Selective is required to disclosed in the reports that it files or submits under the Exchange Act; and (ii) effective in ensuring that information that Selective is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to Selective's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Selective's management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Selective's management assessed the effectiveness of Selective's internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Selective's management believes that, as of December 31, 2005, Selective's internal control over financial reporting is effective.

Selective's independent auditors have issued an audit report on management's assessment of the Selective's internal control over financial reporting.  This report appears below.

No changes in Selective's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, Selective's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Selective Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of  Sponsoring  Organizations of the Treadway  Commission  (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for share-based payments.

/s/ KPMG LLP

New York, New York

February 28, 2006

Item 9B. Other Information

There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that Selective did not report.

PART III

Because Selective will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2005, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Selective's executive officers appears in Item 1. "Business" of this Form 10-K under "Management." Information about Selective's directors and all other matters required to be disclosed in Item 10. "Directors and Executive Officers of the Registrant" appears under "Election of Directors" in the Proxy Statement.  That portion of the Proxy Statement is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

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

Item 13. Certain Relationships and Related Transactions.

Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

                (1) Financial Statements:

The consolidated financial statements of the Company listed below are included in Item 8. "Financial Statements and Supplementary Data."

Form 10-K
Page
Consolidated Balance Sheets as of December 31, 2005 and 2004........................................................................	56

Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003...................................	57

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2005, 2004 and 2003.................	58

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003.............................	59

Notes to Consolidated Financial Statements, December 31, 2005, 2004 and 2003.................................................	60-88

           (2) Financial Statement Schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report.  All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

		Form 10-K
		Page
Schedule I	Summary of Investments - Other than Investments in Related Parties
	at December 31, 2005......................................................................................................	95

Schedule II	Condensed Financial Information of Registrant at December 31, 2005 and 2004, and
	for the years ended December 31, 2005, 2004 and 2003.........................................................	96-98

Schedule III	Supplementary Insurance Information for the years ended December 31, 2005,
	2004 and 2003................................................................................................................	99-101

Schedule IV	Reinsurance for the years ended December 31, 2005, 2004 and 2003.........................................	102

Schedule V	Allowance for Uncollectible Premiums and Other Receivables for the years ended
	December 31, 2005, 2004 and 2003....................................................................................	103

Schedule VI	Supplemental Information for the years ended December 31, 2005, 2004 and 2003......................	104

                (3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated by reference and immediately precedes the exhibits filed with or incorporated by reference in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	March 1, 2006
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	March 1, 2006
Dale A. Thatcher
Executive Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

By: /s/ Gregory E. Murphy	March 1, 2006
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	March 1, 2006
Paul D. Bauer
Director

*	March, 1 2006
W. Marston Becker
Director

*	March, 1 2006
A. David Brown
Director

*	March, 1 2006
John C. Burville
Director

*	March 1, 2006
William M. Kearns, Jr.
Director

*	March 1, 2006
Joan M. Lamm-Tennant
Director
93

*	March 1, 2006
S. Griffin McClellan III
Director

*	March 1, 2006
Ronald L. O'Kelley
Director

*	March 1, 2006
John F. Rockart
Director

*	March 1, 2006
William M. Rue
Director

*	March 1, 2006
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	March 1, 2006
Michael H.Lanza
Attorney-in-fact
94

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005

Type of investment	Amortized Cost	Fair	Carrying
(in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity:
Obligations of states and political subdivisions	$13,388	13,844	13,388
Mortgage-backed securities	35	37	35
Total fixed maturity securities, held-to-maturity	13,423	13,881	13,423
Available-for-sale:
U.S. government and government agencies	206,738	212,642	212,642
Obligations of states and political subdivisions	1,489,025	1,491,562	1,491,562
Corporate securities	393,910	405,043	405,043
Asset-backed securities	23,334	23,439	23,439
Mortgage-backed securities	514,542	521,153	521,153
Total fixed maturity securities, available-for-sale	2,627,549	2,653,839	2,653,839

Equity securities, available-for-sale:
Common stocks:
Public utilities	564	1,544	1,544
Banks, trust and insurance companies	31,303	50,773	50,773
Industrial, miscellaneous and all other	151,482	286,466	286,466
Total equity securities, available-for-sale	183,349	338,783	338,783
Short-term investments	176,525	176,525	176,525
Alternative investments	62,975	62,975	62,975
Total investments	$3,063,821	3,246,003	3,245,545
95

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Balance Sheets

	December 31,
(in thousands, except share amounts)	2005	2004
Assets
Fixed maturity securities, available-for-sale - at fair value [1]
(cost: $61,910 2005; $36,160 - 2004)	$61,629	36,482
Short-term investments	85,095	20,969
Cash	-	-
Investment in subsidiaries	1,160,848	1,078,835
Current federal income tax	11,580	9,016
Deferred federal income tax	3,543	2,718
Other assets	7,015	5,632
Total assets	$1,329,710	1,153,652

Liabilities and Stockholders' Equity
Liabilities:
Senior convertible notes	$115,937	115,937
Notes payable	222,697	147,380
Other liabilities	9,952	8,317
Total liabilities	348,586	271,634

Stockholders' equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 43,271,273 - 2005; 42,468,099 - 2004	86,543	84,936
Additional paid-in capital	158,180	142,292
Retained earnings	847,687	721,483
Accumulated other comprehensive income	118,121	154,536
Treasury stock - at cost (shares: 14,977,176 - 2005; 14,529,067 - 2004)	(229,407)	(206,522)
Unearned stock compensation and notes receivable from stock sales	-	(14,707)
Total stockholders' equity	981,124	882,018
Total liabilities and stockholders' equity	$1,329,710	1,153,652

[1]	As part of the Company's notes payable issuance in 2005, the Company established an irrevocable trust for the benefit of senior note holders with a market value of approximately $48.8 as of December 31, 2005 to provide for certain payment obligations in respect to its outstanding debt. Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries in Item 8. "Financial Statements and Supplementary Data" of the 2005 Report on Form 10-K.

96

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Statements of Income

	Year ended December 31,
(in thousands)	2005	2004	2003
Revenues:
Dividends from subsidiaries	$44,966	28,773	18,031
Net investment income earned	2,299	1,606	2,131
Realized gains (losses)	130	46	(94)
Other income	106	108	137
Total revenues	47,501	30,533	20,205

Expenses:
Interest expense	17,582	15,466	17,148
Other expenses	14,509	9,971	6,898
Total expenses	32,091	25,437	24,046
Income from continuing operations before federal income tax and equity in
undistributed income of subsidiaries	15,410	5,096	(3,841)

Federal income tax (benefit) expense:
Current	(8,877)	(11,092)	(6,127)
Deferred	(881)	1,115	(418)
Total federal income tax benefit	(9,758)	(9,977)	(6,545)
Net Income from continuing operations before equity in undistributed income of subsidiaries, net of tax	25,168	15,073	2,704

Equity in undistributed income of subsidiaries, net of tax	122,284	112,104	59,866

Dividends from discontinued operations, net of tax	3,180	1,462	1,969
Loss on disposal of discontinued operations, net of tax	(2,634)	-	-
Total discontinued operations, net of tax	546	1,462	1,969

Net income before cumulative effective of change in accounting principle	147,998	128,639	64,539

Cumulative effect of change in accounting principle, net of tax	495	-	-

Net income	$148,493	128,639	64,539

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. "Financial Statements and Supplementary Data" of the 2005 Report on Form 10-K.
97

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Operating Activities:
Net income	$148,493	128,639	64,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(123,389)	(105,214)	(54,595)
Increase in net federal income tax recoverable	(2,171)	(1,044)	(1,345)
Net realized (gains) losses	(130)	(46)	94
Loss on disposition of discontinued operations	2,634	-	-
Cumulative effect of change in accounting principle, net of tax	(495)	-	-
Amortization of deferred compensation	11,361	7,791	5,095
Amortization - other	(211)	910	1,792
Other, net	3,126	(17,392)	2,644
Net adjustments	(109,275)	(114,995)	(46,315)
Net cash provided by operating activities	39,218	13,644	18,224

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(53,692)	(17,998)	(18,905)
Sale of fixed maturity securities, available-for-sale	19,344	11,725	33,885
Redemption and maturities of fixed maturity securities, available-for-sale	8,716	24,171	-
Purchase of subsidiaries	-	(5,297)	-
Sale of subsidiary	14,785	-	-
Net cash provided by (used in) investing activities	(10,847)	12,601	14,980

Financing Activities:
Dividends to stockholders	(19,908)	(17,331)	(15,000)
Capital contribution to subsidiaries	(12,530)	(24,328)	(5,851)
Acquisition of treasury stock	(22,885)	(8,730)	(2,497)
Proceeds from notes payable	99,310	49,880	-
Principal payment on note payable	(24,000)	(24,000)	(24,000)
Net proceeds from stock purchase and compensation plans	11,919	12,380	10,517
Cash retained for tax deductibility of the increase in value of equity instruments	3,783	-	-
Proceeds received on notes receivable from stock sale	66	55	55
Net cash (used in) provided by financing activities	35,755	(12,074)	(36,776)
Net increase (decrease) in cash and short-term investments	64,126	14,171	(3,572)
Cash and short-term investments at beginning of year	20,969	6,798	10,370
Cash and short-term investments at end of year	$85,095	20,969	6,798

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. "Financial Statements and Supplementary Data" of the 2005 Report on Form 10-K.
98

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Year ended December 31, 2005

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
	costs	expenses	premiums	earned	incurred	costs	expenses	written
(in thousands)						[2]	[1,2]
Commercial	$166,501	1,632,760	580,744	1,208,666	748,548	351,738	32,709	1,258,632
Personal	38,331	233,041	104,564	209,347	157,182	48,875	9,233	200,842
Reinsurance
recoverable on
unpaid losses and
loss expenses	-	218,248	-	-	-	-	-	-
Prepaid reinsurance
premiums	-	-	67,157	-	-	-	-	-
Interest and general
corporate expenses	-	-	-	-	-	-	32,151	-
Total	$204,832	2,084,049	752,465	1,418,013	905,730	400,613	74,093	1,459,474

NOTE:	A meaningful allocation of net investment income of $135,950 and net realized gain on investments of $14,464 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1	Other operating expenses include $1,021 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2005 Report on Form 10-K.

2	The total, $474,706, of amortization of deferred policy acquisition costs, $400,613, and other operating expenses, $74,093, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$437,894
Dividends to policyholders	5,688
Interest expense	17,582
Other expenses	17,416
Other income	(3,874)
Total	$474,706
99

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Year ended December 31, 2004

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
	costs	expenses	premiums	earned	incurred	costs	expenses	written
(in thousands)						[2]	[1,2]
Commercial	$150,766	1,390,860	530,778	1,092,491	699,277	321,607	28,771	1,141,702
Personal	36,151	225,585	113,069	225,899	167,097	50,623	10,247	223,446
Reinsurance
recoverable on
unpaid losses and
loss expenses	-	218,772	-	-	-	-	-	-
Prepaid reinsurance
premiums	-	-	58,264	-	-	-	-	-
Interest and general
corporate expenses	-	-	-	-	-	-	25,084	-
Total	$186,917	1,835,217	702,111	1,318,390	866,374	372,230	64,102	1,365,148

NOTE:	A meaningful allocation of net investment income of $120,540 and net realized gain on investments of $24,587 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1	Other operating expenses include $1,816 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. "Financial Statements and Supplementary Data" of the 2004 Report on Form 10-K.

2	The total, $436,332, of amortization of deferred policy acquisition costs, $372,230, and other operating expenses, $64,102, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$408,790
Dividends to policyholders	4,275
Interest expense	15,466
Other expenses	11,424
Other income	(3,623)
Total	$436,332
100

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
101

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

REINSURANCE

Years ended December 31, 2005, 2004 and 2003

					% Of
		Assumed	Ceded		Amount
	Direct	From Other	to Other		Assumed
(in thousands)	Amount	Companies	Companies	Net Amount	To Net
2005
Premiums earned:
Accident and health insurance	$120	-	-	120	-
Property and liability insurance	1,523,085	43,464	148,656	1,417,893	3%
Total premiums earned	$1,523,205	43,464	148,656	1,418,013	3%

2004
Premiums earned:
Accident and health insurance	$125	-	-	125	-
Property and liability insurance	1,419,246	37,328	138,309	1,318,265	3%
Total premiums earned	$1,419,371	37,328	138,309	1,318,390	3%

2003
Premiums earned:
Accident and health insurance	$160	-	-	160	-
Property and liability insurance	1,247,493	28,386	142,969	1,132,910	3%
Total premiums earned	$1,247,653	28,386	142,969	1,133,070	3%

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES

Years ended December 31, 2005, 2004 and 2003

(in thousands)	2005	2004	2003
Balance, January 1	$8,242	6,531	5,131
Additions	6,120	3,542	3,615
Deletions [1]	(6,277)	(1,831)	(2,215)
Balance, December 31	$8,085	8,242	6,531

1  The 2005 deletion amount includes $493 related to the December 2005 divestiture of Selective's 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC).  For additional information regarding this divestiture, see Item 8. "Financial Statements and Supplementary Data," Note 13 to the consolidated financial statements.

SCHEDULE VI

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Years ended December 31, 2005, 2004 and 2003

	Losses and loss
	Expenses
	Incurred related to
Affiliation with Registrant	(1)	(2)	Paid losses
	Current	Prior	and loss
(in thousands)	year	years	expenses
Consolidated Property & Casualty
Subsidiaries:
Year ended December 31, 2005	$900,658	5,072	656,374
Year ended December 31, 2004	$861,474	4,900	653,131
Year ended December 31, 2003	$783,580	15,050	638,479

NOTE:	The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III in this report. In addition, the Company does not discount loss reserves.
104

EXHIBIT INDEX

Exhibit

Number

------

3.1                   Restated Certificate of Incorporation of Selective

                        Insurance Group, Inc., dated August 4, 1977, as amended

                        (incorporated by reference herein to Exhibit 3.1 to the

                        Company's Annual Report on Form 10-K for the year ended

                        December 31, 1997, File No. 0-8641).

3.2                   The Company's By-Laws, adopted on August 26, 1977, as

                        amended (incorporated by reference herein to Exhibit 3.1

                        to the Company's Current Report on Form 8-K filed

                        February 3, 2006, File No. 0-8641).

4.1                   The form of Indenture dated December 29, 1982, between

                        Selective Insurance Group, Inc. and Midlantic National

                        Bank, as Trustee, relating to the Company's 8 3/4%

                        Subordinated Convertible Debentures due 2008

                        (incorporated by reference herein to Exhibit 4.3 to the

                        Company's Registration Statement on Form S-3 No.

                        2-80881).

4.2                   The form of Indenture dated September 24, 2002, between

                        Selective Insurance Group, Inc. and National City Bank,

                        as Trustee, relating to the Company's 1.6155% Senior

                        Convertible Notes due September 24, 2032 (incorporated by

                        reference herein to the Company's Registration Statement

                        on Form S-3 No. 333-101489).

4.3                   Indenture, dated as of November 16, 2004, between

                        Selective Insurance Group, Inc. and Wachovia Bank,

                        National Association, as Trustee, relating to the

                        Company's 7.25% Senior Notes due 2034 (incorporated by

                        reference herein to the Company's Current Report on Form

                        8-K filed November 18, 2004, File No. 0-8641).

4.4                   Indenture, dated as of November 3, 2005, between

                        Selective Insurance Group, Inc. and Wachovia Bank,

                        National Association, as Trustee, relating to the

                        Company's 6.70% Senior Notes due 2035 (incorporated by

                        reference herein to the Company's Current Report on Form

                        8-K filed November 9, 2005, File No. 0-8641).

4.5                   Amended and Restated Rights Agreement, dated February 2,

                        1999, between Selective Insurance Group, Inc., and First

                        Chicago Trust (incorporated by reference herein to the

                        Company's Current Report on Form 8-K filed February 2,

                        1999, File No. 0-8641).

4.6                   Registration Rights Agreement, dated as of November 16,

                        2004, between Selective Insurance Group, Inc., and Keefe,

                        Bruyette & Woods, Inc. (incorporated by reference herein

                        to the Company's Current Report on Form 8-K filed

                        November 18, 2004, File No. 0-8641).

4.7                   Registration Rights Agreement, dated as of November 3,

                        2005, between Selective Insurance Group, Inc., and Keefe,

                        Bruyette & Woods, Inc. (incorporated by reference herein

                        to the Company's Current Report on Form 8-K filed

                        November 9, 2005, File No. 0-8641).

10.1                 Selective Insurance Company of America Supplemental

                        Pension Plan, effective January 1, 1989 (incorporated

                        by reference herein to Exhibit 10.1 of the Company's

                        Registration Statement on Form S-4, No. 333-129927).

10.2                 Selective Insurance Company of America Deferred

                        Compensation Plan, effective July 1, 2002 (incorporated

                        by reference herein to Exhibit 99.1 of the Company's

                        Registration Statement on Form S-8, No. 333-97799).

10.3                 Selective Insurance Group, Inc. Stock Option Plan II, as

                        amended through October 9, 1997, and related forms of

                        option agreements (incorporated by reference herein to

                        Exhibits 4.1 to the Company's Registration Statement on

                        Form S-8 No. 333-37501).

10.3a               The Selective Insurance Group, Inc. Stock Option Plan II,

                        as amended through July 28, 1998 (incorporated by

                        reference herein to Exhibit 10.13a to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 1993, File No. 0-8641).

10.3b               The Selective Insurance Group, Inc. Stock Option Plan II,

                        as amended through January 31, 2000 (incorporated by

                        reference herein to Exhibit 10.13b to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 1999, File No. 0-8641).

10.4                 The Selective Insurance Group, Inc. Stock Option Plan III

                        (incorporated by reference herein to Exhibit A to the

                        Company's Definitive Proxy Statement for its 2002 Annual

                        Meeting of Stockholders' filed with the Securities and

                        Exchange Commission on April 1, 2002).

10.5                 Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        (incorporated by reference herein to Appendix A of the

                        Company's Definitive Proxy Statement for its 2005 Annual

                        Meeting of Stockholders filed with the Securities and

                        Exchange Commission on April 6, 2005).

10.5a               Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Amendment (incorporated by reference herein to Exhibit

                        10.3 to the Company's Quarterly Report on Form 10-Q for

                        the quarter ended June 30, 2005, File No. 0-8641).

*10.5b            Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Amendment No. 2

*10.5c             Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Amendment No. 3

10.6                 Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Stock Option Agreement (incorporated by reference herein

                        to Exhibit 1 of the Company's Definitive Proxy Statement

                        for its 2005 Annual Meeting of Stockholders filed with

                        the Securities and Exchange Commission on April 6, 2005).

10.7                 Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Automatic Director Stock Option Agreement (incorporated

                        by reference herein to Exhibit 2 of the Company's

                        Definitive Proxy Statement for its 2005 Annual Meeting of

                        Stockholders filed with the Securities and Exchange

                        Commission on April 6, 2005).

*10.8               Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Director Restricted Stock Agreement

*10.9               Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Director Stock Option Agreement

10.10               Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Restricted Stock Agreement (incorporated by reference

                        herein to Exhibit 3 of the Company's Definitive Proxy

                        Statement for its 2005 Annual Meeting of Stockholders

                        filed with the Securities and Exchange Commission on

                        April 6, 2005).

10.11               Selective Insurance Group, Inc. 2005 Omnibus Stock Plan

                        Restricted Stock Agreement (incorporated by reference

                        herein to Exhibit 10.4 to the Company's Quarterly Report

                        on Form 10-Q for the quarter ended June 30, 2005, File

                        No. 0-8641).

10.12               Deferred Compensation Plan for Directors (incorporated by

                        reference herein to Exhibit 10.5 to the Company's Annual

                        Report on Form 10-K for the year ended December 31, 1993,

                        File No. 0-8641).

10.13               The Company's 1987 Employee Stock Purchase Savings Plan

                        (incorporated by reference herein to Exhibit 10.6 to the

                        Company's Annual Report on Form 10-K for the year ended

                        December 31, 1993, File No. 0-8641).

10.13a             Amendment, dated May 2, 1997, to the 1987 Employee Stock

                        Purchase Savings Plan in Exhibit 10.6 above (incorporated

                        by reference herein to Exhibit 10.5 to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 1997, File No. 0-8641).

10.14               Selective Insurance Group, Inc. Cash Incentive Plan

                        (incorporated by reference herein to Appendix B to the

                        Company's Definitive Proxy Statement for its 2005 Annual

                        Meeting of Stockholders filed with the Securities and

                        Exchange Commission on April 6, 2005).

10.14a             Selective Insurance Group, Inc. Cash Incentive Plan Cash

                        Incentive Unit Award Agreement (incorporated by reference

                        herein to Exhibit 10.1 to the Company's Current Report on

                        Form 8-K filed February 3, 2006, File No. 0-8641).

10.14b             Selective Insurance Group, Inc. Cash Incentive Plan Cash

                        Incentive Unit Award Agreement (incorporated by reference

                        herein to Exhibit 10.2 to the Company's Current Report on

                        Form 8-K filed February 3, 2006, File No. 0-8641).

10.15               The Selective Insurance Group, Inc. Stock Purchase Plan

                        for Independent Insurance Agents, as amended

                        (incorporated by reference herein to the Company's Post

                        Effective Amendment No. 2 on Form S-3 No. 033-30833).

10.16               The Selective Insurance Group, Inc. Stock Option Plan for

                        Directors, as amended (incorporated by reference herein

                        to Exhibit 4.4 of the Company's Registration Statement on

                        Form S-8 No. 333-10465).

10.17               The Selective Insurance Group, Inc. Stock Compensation

                        Plan for Nonemployee Directors (incorporated by reference

                        herein to Exhibit 4 to the Company's Registration

                        Statement on Form S-8 No. 333-10465).

10.17a             The Selective Insurance Group, Inc. Stock Compensation

                        Plan for Nonemployee Directors, as amended (incorporated

                        by reference herein to Exhibit A to the Company's

                        Definitive Proxy Statement for its 2000 Annual Meeting of

                        Stockholders filed with the Securities and Exchange

                        Commission on March 31, 2000).

10.18                       Employment, Termination and Severance Agreements.

10.18a             Employment Agreement with Gregory E. Murphy, dated August

                        1, 1995 (incorporated by reference herein to Exhibit 10.1

                        to the Company's Quarterly Report on Form 10-Q for the

                        quarter ended September 30, 1995, File No. 0-8641).

10.18a1           Amendment No. 1, dated May 1, 1998, to the Employment

                        Agreement with Gregory E. Murphy (incorporated by

                        reference herein to Exhibit 10.4 to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 1998, File No. 0-8641).

10.18a2           Amendment No. 2, dated May 5, 2000, to the Employment

                        Agreement with Gregory E. Murphy (incorporated by

                        reference herein to Exhibit 10.16a to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2000, File No. 0-8641).

10.18a3           Amendment No. 3, dated August 1, 2001, to the Employment

                        Agreement with Gregory E. Murphy (incorporated by

                        reference herein to Exhibit 10.16a to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended

                        September 30, 2001, File No. 0-8641).

10.18b             Termination Agreement, dated August 1, 1995, between

                        Selective Insurance Company of America and Gregory E.

                        Murphy (incorporated by reference herein to Exhibit 10.2

                        to the Company's Quarterly Report on Form 10-Q for the

                        quarter ended September 30, 1995, File No. 0-8641).

10.18bl            Amendment No. 1, dated December 16, 1998, to the

                        Termination Agreement between Selective Insurance Company

                        of America and Gregory E. Murphy (incorporated by

                        reference herein to Exhibit 10.16t to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 1998, File No. 0-8641).

10.18c             Employment Agreement with Jamie Ochiltree, III, dated

                        October 31, 1995 (incorporated by reference herein to

                        Exhibit 10.11f to the Company's Annual Report on Form

                        10-K for the year ended December 31, 1995, File No.

                        0-8641).

10.18c1           Amendment No. 1, dated October 31, 1998, to the

                        Employment Agreement with Jamie Ochiltree, III

                        (incorporated by reference herein to Exhibit 10.16r to

                        the Company's Annual Report on Form 10-K for the year

                        ended December 31, 1998, File No. 0-8641).

10.18c2           Amendment No. 2, dated May 5, 2000, to the Employment

                        Agreement with Jamie Ochiltree, III (incorporated by

                        reference herein to Exhibit 10.16b to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2000, File No. 0-8641).

10.18c3           Amendment No. 3, dated October 31, 2001, to the

                        Employment Agreement with Jamie Ochiltree, III

                        (incorporated by reference herein to Exhibit 10.16c to

                        the Company's Quarterly Report on Form 10-Q for the

                        quarter ended September 30, 2001, File No. 0-8641).

10.18d             Termination Agreement, dated August 1, 1995, between

                        Selective Insurance Company of America and Jamie

                        Ochiltree, III (incorporated by reference herein to

                        Exhibit 10.11j to the Company's Annual Report on Form

                        10-K for the year ended December 31, 1995, File No.

                        0-8641).

10.18d1           Amendment No. 1, dated December 16, 1998, to the

                        Termination Agreement between Selective Insurance Company

                        of America and Jamie Ochiltree, III (incorporated by

                        reference herein to Exhibit 10.16v to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 1998, File No. 0-8641).

10.18e             Employment Agreement, dated May 2, 1997, between

                        Selective Insurance Company of America and James W.

                        Coleman, Jr. (incorporated by reference herein to Exhibit

                        10.3 to the Company's Quarterly Report on Form 10-Q for

                        the quarter ended June 30, 1997, File No. 0-8641).

10.18el            Amendment No. 1, dated May 5, 2000, to the Employment

                        Agreement with James W. Coleman, Jr. (incorporated by

                        reference herein to Exhibit 10.16c to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2000, File No. 0-8641).

10.18e2           Amendment No. 2, dated March 1, 2003, to the Employment

                        Agreement with James W. Coleman, Jr. (incorporated by

                        reference herein to Exhibit 10.12e2 to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 2004, File No. 000-08641).

10.18f              Termination Agreement, dated May 2, 1997, between

                        Selective Insurance Company of America and James W.

                        Coleman, Jr. (incorporated by reference herein to Exhibit

                        10.4to the Company's Quarterly Report on Form 10-Q for

                        the quarter ended June 30, 1997, File No. 0-8641).

10.18f1            Amendment No. 1, dated December 16, 1998, to the

                        Termination Agreement between Selective Insurance Company

                        of America and James W. Coleman, Jr. (incorporated by

                        reference herein to Exhibit 10.16w to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 1998, File No. 0-8641).

10.18g             Termination Agreement, dated September 27, 1999, between

                        Selective Insurance Company of America and Ronald J.

                        Zaleski (incorporated by reference herein to Exhibit

                        10.16z to the Company's Annual Report on Form 10-K for

                        the year ended December 31, 1999, File No. 0-8641).

10.18h             Employment Agreement with Dale A. Thatcher, dated May 5,

                        2000 (incorporated by reference herein to Exhibit 10.16f

                        to the Company's Quarterly Report on Form 10-Q for the

                        quarter ended June 30, 2000, File No. 0-8641).

10.18hl            Amendment No. 1, dated March 1, 2003, to the Employment

                        Agreement with Dale A. Thatcher (incorporated by

                        reference herein to Exhibit 10.12i1 to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 2004, File No. 000-08641).

10.18i              Termination Agreement with Dale A. Thatcher, dated May 5,

                        2000 (incorporated by reference herein to Exhibit 10.16g

                        to the Company's Quarterly Report on Form 10-Q for the

                        quarter ended June 30, 2000, File No. 0-8641).

10.18j              Employment Agreement with Richard F. Connell, dated

                        August 8, 2000 (incorporated by reference herein to

                        Exhibit 10.16a to the Company's Quarterly Report on Form

                        10-Q for the quarter ended September 30, 2000, File No.

                        0-8641).

10.18jl             Amendment No. 1, dated March 1, 2003, to the Employment

                        Agreement with Richard F. Connell (incorporated by

                        reference herein to Exhibit 10.12k1 to the Company's

                        Annual Report on Form 10-K for the year ended December

                        31, 2004, File No. 000-08641).

10.18k             Termination Agreement with Richard F. Connell, dated

                        August 8, 2000 (incorporated by reference herein to

                        Exhibit 10.16b to the Company's Quarterly Report on Form

                        10-Q for the quarter ended September 30, 2000, File No.

                        0-8641).

10.18l              Termination agreement with Michael H. Lanza, dated July

                        27, 2004 (incorporated by reference herein to Exhibit

                        10.16a to the Company's Quarterly Report on Form 10-Q for

                        the quarter ended September 30, 2004, File No. 0-8641).

*10.18m          Employment Agreement with Victor N. Daley, dated

                        September 26, 2005.

10.19               Form of Note Purchase Agreement dated as of August 1,

                        1994 with respect to Selective Insurance Group, Inc.

                        8.77% Senior Notes due August 1, 2005 (incorporated by

                        reference herein to Exhibit 99.2 to the Company's

                        Post-Effective Amendment No. 1 to the Registration

                        Statement on Form S-3, No. 33-30833).

10.20               Promissory Note of $25,000,000 Revolving Line of Credit

                        with State Street Bank and Trust Company (incorporated by

                        reference herein to Exhibit 10.1 to the Company's

                        Quarterly Report on Form 10-Q for the quarter ended March

                        31, 1997, File No. 0-8641).

10.20a             Amendment, dated June 30, 1998, to the Promissory Note of

                        $25,000,000 Revolving Line of Credit with State Street

                        Bank and Trust Company in Exhibit 10.16 above

                        (incorporated by reference herein to Exhibit 10.2 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended June 30, 1998, File No. 0-8641).

10.20a1           Amendment, dated November 6, 1998, to the Promissory

                        Note of $25,000,000 Revolving Line of Credit with State

                        Street Bank and Trust Company in Exhibit 10.16 above

                        incorporated by reference herein to Exhibit 10.24 to the

                        Company's Annual Report on Form 10-K for the year ended

                        December 31, 1998, File No. 0-8641).

10.20a2           Amendment, dated June 30, 2000, to the Promissory Note of

                        $25,000,000 Revolving Line of Credit with State Street

                        Bank and Trust Company in Exhibit 10.16 above

                        (incorporated by reference herein to Exhibit 10.1 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended September 30, 2000, File No. 0-8641).

10.20a3           Amendment, dated June 29, 2001, to the Promissory Note of

                        $25,000,000 Revolving Line of Credit with State Street

                        Bank and Trust Company in Exhibit 10.16 above

                        (incorporated by reference herein to Exhibit 10.1 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended September 30, 2001, File No. 0-8641).

10.20a4           Amendment, dated June 30, 2003, to the Promissory Note of

                        $20,000,000 Line of Credit with State Street Bank and

                        Trust Company with respect to Selective Insurance Company

                        of America and Selective Insurance Group, Inc.

                        (incorporated by reference herein to Exhibit 10.2 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended June 30, 2003, File No. 0-8641).

10.20a5           Amendment, dated June 28, 2004, to the Promissory Note of

                        $20,000,000 Line of Credit with State Street Bank and

                        Trust Company with respect to Selective Insurance Company

                        of America and Selective Insurance Group, Inc.

                        (incorporated by reference herein to Exhibit 10.2 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended June 30, 2004, File No. 0-8641).

10.20a6           Amendment, dated June 27, 2005, to the Promissory Note of

                        $20,000,000 Line of Credit with State Street Bank and

                        Trust Company with respect to Selective Insurance Company

                        of America and Selective Insurance Group, Inc.

                        (incorporated by reference herein to Exhibit 10.2 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended June 30, 2005, File No. 0-8641).

10.21               Commercial Loan Note of $25,000,000 Line of Credit with

                        First Union National Bank as of October 22, 1999

                        (incorporated by reference herein to Exhibit 10.28 to the

                        Company's Quarterly Report on Form 10-Q for the quarter

                        ended June 30, 2000, File No. 0-8641).

10.21a             Fifth amendment, dated June 28, 2002, effective through

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

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2002, File No. 0-8641).

10.21al            Seventh amendment, dated June 27, 2003, effective through

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

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2003, File No. 0-8641).

10.21a2           Eighth amendment, dated June 25, 2004, effective through

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

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2004, File No. 0-8641).

10.21a3           Ninth amendment, dated June 24, 2005, effective through

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

                        Quarterly Report on Form 10-Q for the quarter ended June

                        30, 2005, File No. 0-8641).

*21                  Subsidiaries of Selective Insurance Group, Inc.

*23.1               Consent of KPMG LLP.

*24.1               Power of Attorney of Paul D. Bauer.

*24.2               Power of Attorney of W. Marston Becker.

*24.3               Power of Attorney of A. David Brown.

*24.4               Power of Attorney of John C. Burville.

*24.5               Power of Attorney of William M. Kearns, Jr.

*24.6               Power of Attorney of Joan M. Lamm-Tennant.

*24.7               Power of Attorney of S. Griffin McClellan III.

*24.8               Power of Attorney of Ronald L. O'Kelley.

*24.9               Power of Attorney of John F. Rockart.

*24.10             Power of Attorney of William M. Rue.

*24.11             Power of Attorney of J. Brian Thebault.

*31.1               Certification of Chief Executive Officer in

                        accordance with Section 302 of the Sarbanes-Oxley

                        Act of 2002.

*31.2               Certification of Chief Financial Officer in

                        accordance with Section 302 of the Sarbanes-Oxley

                        Act of 2002.

*32.1               Certification of Chief Executive Officer in

                        accordance with Section 906 of the Sarbanes-Oxley

                        Act of 2002.

*32.2               Certification of Chief Financial Officer in

                        accordance with Section 906 of the Sarbanes-Oxley

                        Act of 2002.

*99.1               Glossary of Terms.

*  Filed herewith.

