Form 10-Q
period 2006-03-31
SELECTIVE INSURANCE GROUP INC
filed 2006-05-05
CIK 230557

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

or

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]           No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file [ X ]	Accelerated file [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[   ]             No [ X ]

As of March 31, 2006, there were 27,513,041 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

 Table of Contents

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
and December 31, 2005	1

Unaudited Consolidated Statements of Income for the Quarter Ended
March 31, 2006 and 2005	2

Unaudited Consolidated Statements of Stockholders' Equity for the
Quarter Ended March 31, 2006 and 2005	3

Unaudited Consolidated Statements of Cash Flows for the
Quarter Ended March 31, 2006 and 2005	4

Notes to Interim Unaudited Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Forward - Looking Statements	11

Introduction	11

Critical Accounting Policies and Estimates	11

Highlights of First Quarter 2006 and First Quarter 2005 Results	12

Results of Operations and Related Information by Segment	12

Financial Condition, Liquidity and Capital Resources	25

Federal Income Taxes	27

Adoption of Account Pronouncements	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 6. Exhibits	30

PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
(in thousands, except share amounts)	2006	2005
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost
(fair value: $13,034 - 2006; $13,881 - 2005)	$12,662	13,423
Fixed maturity securities, available-for-sale - at fair value
(amortized cost: $2,670,324 - 2006; $2,627,549 - 2005)	2,665,475	2,653,839
Equity securities, available-for-sale - at fair value
(cost of: $190,425 - 2006; $183,349 - 2005)	357,659	338,783
Short-term investments - (at cost which approximates fair value)	174,662	176,525
Alternative investments	75,719	62,975
Total investments	3,286,177	3,245,545
Cash	585	2,983
Interest and dividends due or accrued	31,962	32,579
Premiums receivable, net of allowance for uncollectible
accounts of: $3,394 - 2006; $3,908 - 2005	509,078	465,210
Other trade receivables, net of allowance for uncollectible
accounts of: $204 - 2006; $176 - 2005	15,743	16,553
Reinsurance recoverable on paid losses and loss expenses	6,020	4,549
Reinsurance recoverable on unpaid losses and loss expenses	187,448	218,248
Prepaid reinsurance premiums (Note 5)	56,845	67,157
Deferred federal income tax	3,509	-
Property and Equipment - at cost, net of accumulated
depreciation and amortization of: $97,301 - 2006; $94,730 - 2005	54,159	53,194
Deferred policy acquisition costs	220,553	204,832
Goodwill	33,637	33,637
Other assets	48,008	49,128
Total assets	$4,453,724	4,393,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserve for losses	$1,817,323	1,799,746
Reserve for loss expenses	295,223	284,303
Unearned premiums	803,985	752,465
Senior convertible notes	115,937	115,937
Notes payable	222,704	222,697
Current federal income tax	14,135	2,293
Deferred federal income tax	-	5,663
Commissions payable	51,971	73,872
Accrued salaries and benefits	54,362	68,024
Other liabilities	120,843	87,491
Total liabilities	3,496,483	3,412,491

Stockholders' Equity:
Preferred stock of $0 par value per share: Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 43,522,645 - 2006; 43,271,273 - 2005	87,045	86,543
Additional paid-in capital	169,080	158,180
Retained earnings	881,504	847,687
Accumulated other comprehensive income	105,550	118,121
Treasury stock - at cost (shares: 16,009,604 - 2006; shares: 14,977,176 - 2005)	(285,938)	(229,407)
Total stockholders' equity (Note 10)	957,241	981,124
Commitments and contingencies (Note 11)
Total liabilities and stockholders' equity	$4,453,724	4,393,615

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended
	March 31,
(in thousands, except per share amounts)	2006	2005
Revenues:
Net premiums written	$431,989	396,778
Net increase in unearned premiums and prepaid reinsurance premiums	(61,832)	(54,038)
Net premiums earned	370,157	342,740
Net investment income earned	36,002	32,362
Net realized gains	7,367	4,598
Diversified Insurance Services revenue	27,278	23,485
Other income	1,862	854
Total revenues	442,666	404,039

Expenses:
Losses incurred	191,363	177,755
Loss expenses incurred	42,337	40,682
Policy acquisition costs	115,478	106,835
Dividends to policyholders	1,208	1,248
Interest expense	5,518	4,377
Diversified Insurance Services expenses	23,746	21,268
Other expenses	8,744	3,433
Total expenses	388,394	355,598

Income from continuing operations, before federal income tax	54,272	48,441

Federal income tax expense (benefit):
Current	16,698	12,234
Deferred	(2,404)	1,198
Total federal income tax expense	14,294	13,432

Net income from continuing operations	39,978	35,009

Income from discontinued operations, net of tax: $321 - 2005	-	597

Net income before cumulative effect of change in accounting principle	39,978	35,606

Cumulative effect of change in accounting principle, net of tax	-	495

Net income	$39,978	36,101

Earnings per share:
Basic net income from continuing operations	$1.49	1.29
Basic net income from discontinued operations	-	0.02
Basic cumulative effect of change in accounting principle	-	0.02
Basic net income	$1.49	1.33

Diluted net income from continuing operations	$1.28	1.11
Diluted net income from discontinued operations	-	0.02
Diluted cumulative effect of change in accounting principle	-	0.02
Diluted net income	$1.28	1.15

Dividends to stockholders	$0.22	0.19

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
	Quarter ended March 31,
($ in thousands, except per share amounts)	2006		2005
Common stock:
Beginning of year	$86,543		84,936
Dividend reinvestment plan
(shares: 7,982 - 2006; 8,137 - 2005)	16		16
Convertible subordinated debentures
(shares: 1,412 - 2006; 35,024 - 2005)	3		70
Stock purchase and compensation plans
(shares: 241,978 - 2006; 471,172 - 2005)	483		943
End of period	87,045		85,965

Additional paid-in capital:
Beginning of year	158,180		142,292
Dividend reinvestment plan	424		357
Convertible subordinated debentures	7		178
Stock purchase and compensation plans	10,469		(4,372)
End of period	169,080		138,455

Retained earnings:
Beginning of year	847,687		721,483
Net income	39,978	39,978	36,101	36,101
Cash dividends to stockholders ($0.22 per share - 2006;
$0.19 per share - 2005)	(6,161)		(5,351)
End of period	881,504		752,233

Accumulated other comprehensive income:
Beginning of year	118,121		154,536
Other comprehensive loss, decrease in net unrealized
gains on available-for-sale securities, net of deferred income
tax effect of: $(6,769) - 2006; $(16,737) - 2005	(12,571)	(12,571)	(31,084)	(31,084)
End of period	105,550		123,452
Comprehensive income		27,407		5,017

Treasury stock:
Beginning of year	(229,407)		(206,522)
Acquisition of treasury stock
(shares: 1,032,428 - 2006; 91,403 - 2005)	(56,531)		(4,387)
End of period	(285,938)		(210,909)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	-		(14,707)
Reclassification of unearned stock compensation	-		14,641
Amortization of deferred compensation expense and
amounts received on notes	-		66
End of period	-		-
Total stockholders' equity	$957,241		889,196

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended March 31,
(in thousands)	2006	2005

Operating Activities
Net income	$39,978	36,101

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,915	4,916
Stock compensation expense	4,477	2,369
Net realized gains	(7,367)	(4,598)
Deferred tax	(2,404)	1,198
Cumulative effect of change in accounting principle, net of tax	-	(495)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	59,297	52,580
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	61,864	53,837
Increase in net federal income tax payable	11,843	5,203
Increase in premiums receivable	(43,868)	(54,147)
Decrease (increase) in other trade receivables	810	(9,099)
Increase in deferred policy acquisition costs	(15,721)	(9,759)
Decrease in interest and dividends due or accrued	617	1,036
(Increase) decrease in reinsurance recoverable on paid losses and loss expenses	(1,471)	206
(Decrease) increase in accrued salaries and benefits	(13,662)	4,563
Decrease in accrued insurance expenses	(21,941)	(23,020)
Other-net	1,297	(14,617)
Net adjustments	39,686	10,173
Net cash provided by operating activities	79,664	46,274

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(167,352)	(90,350)
Purchase of equity securities, available-for-sale	(19,777)	(12,780)
Purchase of alternative investments	(12,591)	(2,751)
Net proceeds from sale of subsidiary	376	-
Sale of fixed maturity securities, available-for-sale	96,880	35,759
Redemption and maturities of fixed maturity securities, held-to-maturity	765	5,131
Redemption and maturities of fixed maturity securities, available-for-sale	55,033	37,642
Sale of equity securities, available-for-sale	21,435	13,096
Proceeds from alternative investments	948	3,635
Purchase of property and equipment	(3,865)	(1,906)
Net cash used in investing activities	(28,148)	(12,524)

Financing Activities
Dividends to stockholders	(5,548)	(4,784)
Acquisition of treasury stock	(56,531)	(4,387)
Net proceeds from stock purchase and compensation plans	3,382	4,064
Cash retained for tax deductibility of the increase in value of equity instruments	2,920	2,793
Proceeds received on notes receivable from stock sales	-	66
Net cash (used in) financing activities	(55,777)	(2,248)
Net (decrease) increase in short-term investments and cash	(4,261)	31,502
Short-term investments and cash at beginning of year	179,508	98,657
Short-term investments and cash at end of period	$175,247	130,159

Supplemental Disclosures of Cash Flows Information

Cash paid during the year for:
Interest	$2,464	3,298
Federal income tax	1,935	4,560
Non-cash financing activity:
Conversion of convertible subordinated debentures	10	248

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         Organization
Selective Insurance Group, Inc. and its subsidiaries, ("Selective") offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries.  Selective was incorporated in New Jersey in 1977 and its principal offices are located in Branchville, New Jersey.  Selective's common stock is publicly traded on the NASDAQ National Market® under the symbol, "SIGI."

Selective classifies its business into three operating segments:

•      Insurance Operations, which sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States, and has at least one company licensed to do business in each of the 50 states;

•      Investments; and

•      Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.

NOTE 2.         Basis of Presentation
These interim unaudited consolidated financial statements include the accounts of Selective and its subsidiaries, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America ("GAAP") and (ii) the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting.  The preparation of the interim unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.

These interim unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective's results of operations and financial condition.  These interim unaudited consolidated financial statements cover the first quarters ended March 31, 2006 ("First Quarter 2006") and March 31, 2005 ("First Quarter 2005").  As interim unaudited consolidated financial statements, they do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, these interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in Selective's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Annual Report").

NOTE 3.         Reclassifications
Certain amounts in Selective's prior years' interim unaudited consolidated financial statements and related footnotes have been reclassified as a result of the sale of CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC).  Such reclassifications had no effect on Selective's net income or stockholders' equity.

NOTE 4.         Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS 123R, which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments.  Selective's January 1, 2005 adoption of this accounting pronouncement resulted in an after-tax cumulative effect of change in accounting principle benefit of $0.5 million due to the requirement to estimate the impact of expected forfeitures at the grant date in First Quarter 2005.

NOTE 5.         Reinsurance
The following table contains a listing of direct, assumed and ceded reinsurance amounts by income statement caption.  For more information concerning reinsurance, refer to Note 5, "Reinsurance" in Item 8. "Financial Statements and Supplementary Data" in Selective's 2005 Annual Report.

	Unaudited
	Quarter ended March 31,
($ in thousands)	2006	2005
Premiums written:
Direct	$452,299	426,815
Assumed	5,489	5,893
Ceded	(25,799)	(35,930)

Net	$431,989	396,778

Premiums earned:
Direct	$396,549	369,562
Assumed	9,718	9,202
Ceded	(36,110)	(36,024)

Net	$370,157	342,740

Losses and loss expenses incurred:
Direct	$237,280	229,887
Assumed	7,500	7,732
Ceded	(11,080)	(19,182)

Net	$233,700	218,437

Ceded written premiums decreased in First Quarter 2006 compared to First Quarter 2005, primarily due to the termination of the New Jersey Homeowners Property 75% Quota Share treaty ("Quota Share Treaty") effective January 1, 2006.  For a more detailed discussion of Selective's reinsurance program, refer to the "Property Reinsurance" section included in Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations" of Selective's 2005 Annual Report on Form 10-K.  In First Quarter 2005, ceded written premiums were $4.2 million and ceded earned premiums were $4.9 million for the Quota Share Treaty.  The Quota Share Treaty termination was effective as of January 1, 2006 and there is no prospective coverage for 2006.  Consequently, Selective received a return of premium of $11.3 million previously ceded to this treaty and still unearned as of December 31, 2005.  The overall effect of the termination of this treaty was to reduce ceded written premiums by $15.5 million for First Quarter 2006 compared to First Quarter 2005 and ceded earned premiums by $4.9 million for First Quarter 2006 compared to First Quarter 2005.  This reduction was partially offset by the following increased flood premiums that are 100% ceded to the National Flood Insurance Program:

	Unaudited
	Quarter ended March 31,
($ in thousands)	2006	2005
Ceded premiums written	$(25,279)	(20,164)
Ceded premiums earned	(23,895)	(19,783)
Ceded losses and loss expenses incurred	(5,374)	(7,609)

NOTE 6.         Segment Information
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

•      Investments, which are evaluated based on net investment income and net realized gains and losses; and

•      Diversified Insurance Services (federal flood insurance administrative services and human resource administration outsourcing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues).

The Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent insurance agents to bring value-added services and products to their customers.  Selective's commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are principally sold through independent insurance agents.

Selective and its subsidiaries also provide services to each other in the normal course of business.  These transactions totaled $6.1 million in First Quarter 2006 and $6.8 million in First Quarter 2005.  These transactions were eliminated in all consolidated statements.  In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  Selective does not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.

The following presents revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

	Unaudited,
Revenue by segment	Quarter ended
	March 31,
($ in thousands)	2006	2005
Insurance Operations:
Commercial automobile net premiums earned	$80,511	77,649
Workers compensation net premiums earned	75,801	69,253
General liability net premiums earned	99,090	86,016
Commercial property net premiums earned	44,390	40,210
Business owners' policy net premiums earned	11,791	11,921
Bonds net premiums earned	3,918	3,862
Other net premiums earned	180	215
Total commercial lines net premiums earned	315,681	289,126
Personal automobile net premiums earned	38,076	42,991
Homeowners net premiums earned	14,527	9,049
Other net premiums earned	1,873	1,574
Total personal lines net premiums earned	54,476	53,614
Miscellaneous income	1,861	840
Total insurance operations revenues	372,018	343,580

Investments:
Net investment income	36,002	32,362
Net realized gain on investments	7,367	4,598
Total investment revenues	43,369	36,960

Diversified Insurance Services:
Human resource administration outsourcing	17,150	15,607
Flood insurance	8,921	6,892
Other	1,207	986
Total diversified insurance services revenues	27,278	23,485

Total all segments:	442,665	404,025
Other income	1	14

Total revenues	$442,666	404,039

	Unaudited,
Income (loss) from continuing operations before federal income tax	Quarter ended
	March 31,
($ in thousands)	2006	2005
Insurance Operations:
Commercial lines underwriting	$22,796	13,536
Personal lines underwriting	(1,854)	3,110
Underwriting income, before federal income tax	20,942	16,646
Investments:
Net investment income	36,002	32,362
Net realized gain on investments	7,367	4,598
Total investment income, before federal income tax	43,369	36,960
Diversified Insurance Services:
Income before federal income tax	3,532	2,217
Total all segments:	67,843	55,823
Interest expense	(5,518)	(4,377)
General corporate expenses	(8,053)	(3,005)
Income from continuing operations before federal income tax	$54,272	48,441

NOTE 7.         Discontinued Operations
In December 2005, Selective sold its 100% ownership interest in CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the "Managed Care" component of the Diversified Insurance Services segment, for $16.4 million, which produced an after-tax loss of $2.6 million.  Selective has reclassified prior period amounts on the interim unaudited consolidated statements of income to present the operating results of CHN Solutions as a discontinued operation.

Operating results from discontinued operations are as follows:

(in thousands)	Unaudited
Quarter ended
March 31, 2005
Net revenue	$4,267
Pre-tax profit	919
After-tax profit	597

Intercompany transactions related to the discontinued operations are as follows:

(in thousands)	Unaudited
Quarter ended
March 31, 2005
Net revenue	$2,307
Pre-tax profit	129
After-tax profit	84

NOTE 8.         Retirement Plans
 The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America ("Retirement Income Plan") and the retirement life insurance component ("Retirement Life Plan") of the Welfare Benefits Plan for Employees of Selective Insurance Company of America.  For more information concerning these plans, refer to Note 14, "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data" in Selective's 2005 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited		Unaudited
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1,760	1,798	92	100
Interest cost	2,016	1,854	103	95
Expected return on plan assets	(2,406)	(2,253)	-	-
Amortization of unrecognized prior service cost	38	38	(8)	(8)
Amortization of unrecognized net loss	415	288	-	-
Net periodic cost	$1,823	1,725	187	187

Weighted-Average Expense Assumptions
for the years ended December 31:	2006	2005	2006	2005
Discount rate	5.50%	5.75	5.50%	5.75
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	4.00%	4.00

NOTE 9.         Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2006 and First Quarter 2005 are as follows:

First Quarter 2006
($ in thousands)	Gross	Tax	Net
Net income	$54,272	14,294	39,978
Components of other comprehensive income:
Unrealized holding losses during the period	(11,973)	(4,191)	(7,782)
Reclassification adjustment	(7,367)	(2,578)	(4,789)
Other comprehensive loss	(19,340)	(6,769)	(12,571)
Comprehensive income	$34,932	7,525	27,407

First Quarter 2005
($ in thousands)
Net income	$50,121	14,020	36,101
Components of other comprehensive income:
Unrealized holding losses during the period	(43,228)	(15,130)	(28,098)
Reclassification adjustment	(4,593)	(1,607)	(2,986)
Other comprehensive loss	(47,821)	(16,737)	(31,084)
Comprehensive income	$2,300	(2,717)	5,017

NOTE 10.       Stockholders' Equity
Effective April 26, 2005, the Board of Directors approved a plan to repurchase up to 5.0 million shares of Selective common stock through April 26, 2007.  During First Quarter 2006, Selective repurchased approximately 952,000 shares of its common stock at a total cost of $52.1 million under Selective's authorized stock repurchase program.  As of March 31, 2006, there are 3.7 million shares remaining under the authorization.  No shares were purchased under the authorized program in First Quarter 2005.

NOTE 11.          Commitments and Contingencies
Alternative investments, as shown on the consolidated balance sheet, were $75.7 million as of March 31, 2006, and $63.0 million as of December 31, 2005.  At December 31, 2005, Selective had additional investment commitments of up to $64.5 million, of which $5.6 million were paid during First Quarter 2006.  At March 31, 2006, Selective has contractual obligations that expire at various dates through 2017 to further invest up to $53.2 million in these alternative investments.  There is no certainty that any such additional investment will be required.

NOTE 12.          Litigation
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

NOTE 13.   Subsequent Event
Between May 3 and 4, 2006, Selective separately negotiated two private transactions under Section 3(a)(9) of the Securities Act of 1933 in which it exchanged a total of 153,961, or approximately $58.5 million, of its Senior Convertible Notes due 2032 in the original principal amount of $305 million for 1,998,152 shares of Selective common stock, par value $2.00 per share, and cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective's future operations and performance.  Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives.  Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance.  Risks and uncertainties are inherent in Selective's future performance.  Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. "Risk Factors" in Selective's 2005 Annual Report.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time-to-time.  We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction
Selective Insurance Group, Inc., ("Selective," "we," or "our") offers property and casualty insurance products and diversified insurance services through its various subsidiaries.  Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.

The purpose of the Management's Discussion and Analysis ("MD&A") is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.  Consequently, investors should read the MD&A in conjunction with Selective's consolidated financial statements in Selective's 2005 Annual Report.  For reading ease, we have written the MD&A in the first person plural.

In the MD&A, we will discuss and analyze the following:

•        Critical Accounting Policies and Estimates;

•        Highlights of Results for First Quarter 2006 and First Quarter 2005;

•        Results of Operations and Related Information by Segment;

•        Financial Condition, Liquidity, and Capital Resources;

•        Federal Income Taxes; and

•        Adoption of Accounting Pronouncements.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete.  Such estimates and judgments affect the reported amounts in the financial statements.  Those estimates and judgments that were most critical to the preparation of the financial statements involved the following:  (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; and (iv) other-than-temporary investment impairments.  These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop.  If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.  For a discussion of each of these critical accounting policies, refer to pages 30 through 35 in our 2005 Annual Report on Form 10-K.

Highlights of First Quarter 2006 and First Quarter 2005 Results

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands, except per share amounts)	2006	2005	Points

Total revenues	$442,666	404,039	10%
Net income from continuing operations	39,978	35,009	14
Diluted net income per share from continuing
operations	1.28	1.11	15
Diluted net income per share	1.28	1.15	11
Diluted weighted-average outstanding shares	31,902	32,151	(1)
GAAP combined ratio	94.3%	95.1	(0.8)	pts
Statutory combined ratio	93.0	93.5	(0.5)
Annualized return on average equity	16.5	16.3	0.2

•      Revenues increased in First Quarter 2006 compared to First Quarter 2005 primarily due to net premiums earned ("NPE") growth of 8% in First Quarter 2006 as compared to First Quarter 2005.  Increases in NPE are attributed to the following:

o      Direct voluntary new business written of $80.8 million in First Quarter 2006 compared to $68.3 million in First Quarter 2005;

o      Commercial Lines renewal retention, which remained relatively level in First Quarter 2006 compared to First Quarter 2005;

o     Commercial Lines renewal premium price increases, including exposure, that averaged 3.4% in First Quarter 2006 down from 6% in First Quarter 2005; and

o      Increased investment income due to a higher investment asset base resulting from the following: (i) strong operating cash flows of $486.5 million since December 31, 2004, and (ii) our $100.0 million debt offering in the fourth quarter of 2005, partially offset by treasury stock purchases of 1,287,164 shares at a total cost of $68.4 million since December 31, 2004.

o     The above items were partially offset by increased competition in the New Jersey personal automobile market, which resulted in a decrease in rates of 4.9% along with a 7% reduction in the number of cars we insured during First Quarter 2006 compared to First Quarter 2005.  Net premiums earned for our New Jersey personal automobile business were down to $26.6 million for First Quarter 2006 as compared to $31.3 million for First Quarter 2005.

•      Net income from continuing operations increased in First Quarter 2006 compared to First Quarter 2005 primarily due to:

o     Commercial Lines underwriting and pricing improvements over the last few years and strong new business growth partially offset by increased catastrophe losses in First Quarter 2006 compared to First Quarter 2005; and

o     After-tax investment income, which increased $3.5 million, or 14%, for First Quarter 2006 as compared to First Quarter 2005 resulting from the higher investment asset base discussed above.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment derives substantially all of its revenues from insurance policy premiums.  We predominantly write annual policies of which the associated premiums are defined as net premiums written ("NPW").  These NPW are recognized into revenue as net premiums earned ("NPE") ratably over the life of the insurance policy.  Expenses fall into three categories:  (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.

Our insurance subsidiaries ("Insurance Subsidiaries") are regulated by each of the states in which they do business.  They are required to file financial statements with such states prepared in accordance with accounting principles prescribed by, or permitted by, the Insurance Subsidiary's state of domicile ("Statutory Accounting Principles" or "SAP").  SAP have been promulgated by the National Association of Insurance Commissioners ("NAIC") and adopted by the various states.  Selective evaluates the performance of its Insurance Subsidiaries in accordance with SAP.  Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance as well as for industry comparative purposes.

The underwriting performance of insurance companies is measured under SAP by four different ratios:

i.        Loss and loss expense ratio, which is calculated by dividing incurred loss and loss expenses by NPE;

ii.       Underwriting expense ratio, which is calculated by dividing all expenses related to the issuance of insurance policies by NPW;

iii.      Dividend ratio, which is calculated by dividing policyholder dividends by NPE; and

iv.       Combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.

A statutory combined ratio under 100% generally indicates that an insurance company is generating an underwriting profit and a statutory combined ratio over 100% generally indicates that an insurance company is generating an underwriting loss.  The statutory combined ratio does not reflect investment income, federal income taxes, or other non-operating income or expense.

SAP differs from GAAP accounting, under which Selective is required to report its financial results to the United States Securities and Exchange Commission ("SEC"), in many ways, but the most notable differences impacting our reported net income are as follows:

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

We believe that only providing a GAAP presentation of financial information for our Insurance Operations segment would make it more difficult for investors, agents, and customers to evaluate our success or failure in our insurance business.

Summary of Insurance Operations

All Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points
GAAP Insurance Operations Results:
NPW	$431,989	396,778	9%
NPE	370,157	342,740	8
Less:
Losses and loss expenses incurred	233,700	218,437	7
Net underwriting expenses incurred	114,307	106,409	7
Dividends to policyholders	1,208	1,248	(3)
Underwriting income	$20,942	16,646	26%
GAAP Ratios:
Loss and loss expense ratio	63.1%	63.7	(0.6)	pts
Underwriting expense ratio	30.9%	31.0	(0.1)
Dividends to policyholders ratio	0.3%	0.4	(0.1)
Combined ratio	94.3%	95.1	(0.8)
Statutory Ratios: [1]
Loss and loss expense ratio	63.0%	64.2	(1.2)
Underwriting expense ratio	29.7%	28.9	0.8
Dividends to policyholders ratio	0.3%	0.4	(0.1)
Combined ratio	93.0%	93.5	(0.5)	pts

1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 93.5% for First Quarter 2006 compared to 93.9% for First Quarter 2005.

•      NPW increased due to:

o     Direct voluntary new business written of $80.8 million in First Quarter 2006 compared to $68.3 million in First Quarter 2005;

o     Commercial Lines renewal retention, which remained relatively level in First Quarter 2006 compared to First Quarter 2005; and

o     Commercial Lines renewal premium price increases, including exposure, that averaged 3.4% in First Quarter 2006 down from 6.0% in First Quarter 2005.

o     The above items were partially offset by increased competition in the New Jersey personal automobile market, which resulted in a decrease in rates of 4.9% along with a 7% reduction in the number of cars we insured during First Quarter 2006 compared to First Quarter 2005.  Net premiums written for our New Jersey personal automobile business were down to $25.2 million for First Quarter 2006 as compared to $28.0 million for First Quarter 2005.

•      The improvement in the GAAP loss and loss expense ratio in First Quarter 2006 compared to First Quarter 2005 was primarily attributable to ongoing underwriting improvements mainly in our Commercial Lines business, specifically in our Commercial Automobile, General Liability, and Business Owners' Policy ("BOP") lines of business.  These improvements were partially offset by an increase in weather-related catastrophe losses, which accounted for $3.2 million in incurred losses or 0.9 points of the GAAP loss and loss expense ratio for First Quarter 2006, compared to $0.4 million or 0.1 points for First Quarter 2005.

Insurance Operations Outlook
During 2005, the financial performance of the property/casualty insurance industry incurred catastrophe losses on more than 3.3 million claims valued at approximately $60 billion for the industry.  Despite these record losses, the industry recorded a statutory combined ratio of 100.9%.  The reinsurance industry, however, posted a statutory combined ratio of 129%, reflecting the impact of the risks assumed related to these catastrophic losses.  The growth in our book of business along with the hardening of the reinsurance market and reinsurers' models of catastrophic risk have led to higher property catastrophe costs in 2006 compared to 2005.  In addition to higher property catastrophe costs, we also anticipate continued pricing pressure in the primary market in 2006, which is evidenced by Commercial Lines renewal pure price decreases of 1.6% for First Quarter 2006 compared to increases of 1.6% for First Quarter 2005.  Barring excess catastrophe losses, we are anticipating achieving an underwriting profit for a third consecutive year in 2006.  In First Quarter 2006, our commercial lines net premiums written growth of 6%, was more than twice the A.M. Best industry estimated growth rate for 2006.

We anticipate our profitability in 2006 will continue to be driven by our field strategy, which we consider to be a key competitive advantage that allows us to maneuver more favorably through challenging market conditions.  This field strategy will allow us to grow our new business with our agencies.  The strategic initiatives we are implementing to increase the effectiveness of our field strategy are as follows:

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

•      Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions; and

•      Workers Compensation. This strategy includes six key initiatives that focus on predictive modeling, premium leakage, premium audit procedures, and other operational improvements.

Terrorism continues to remain an overall industry concern.  The two-year extension of the Terrorism Risk Insurance Act of 2002 ("TRIA") that was approved by Congress on December 22, 2005, will serve to mitigate our exposure in the event of a large-scale terrorist attack; however, our deductible is substantial at $160 million in 2006.  We continue to monitor concentrations of risk and have purchased a separate terrorism treaty to supplement our protection to this unknown exposure.

Technology also continues to play a critical role in our success.  Our leading edge agency integration technology, xSelerate, is creating new business opportunities in allowing for the automated movement of key underwriting data from an agent's management system to our systems.  This technology allows for seamless quoting and rating capabilities, which is an example of why we are ranked so highly by our agents for "ease of doing business."

On April 19, 2006, A.M. Best reaffirmed our A+ (Superior) financial strength rating for the 45th consecutive year.  In support of the rating, A.M. Best cited Selective's "solid capitalization, historically favorable operating performance and strong regional presence within the small commercial lines business segment."  As less than 9% of personal and commercial lines carriers attain an A+ rating, this is a competitive advantage that reinforces our agents' decision to make us their carrier of choice.

Review of Underwriting Results by Line of Business

Commercial Lines Results

Commercial Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points
GAAP Insurance Operations Results:
NPW	$370,641	348,168	6%
NPE	315,681	289,126	9
Less:
Losses and loss expenses incurred	195,979	180,937	8
Net underwriting expenses incurred	95,698	93,405	2
Dividends to policyholders	1,208	1,248	(3)
Underwriting income	$22,796	13,536	68%
GAAP Ratios:
Loss and loss expense ratio	62.1%	62.6	(0.5)	pts
Underwriting expense ratio	30.3%	32.3	(2.0)
Dividends to policyholders ratio	0.4%	0.4	-
Combined ratio	92.8%	95.3	(2.5)
Statutory Ratios:
Loss and loss expense ratio	62.0%	63.1	(1.1)
Underwriting expense ratio	29.5%	29.4	0.1
Dividends to policyholders ratio	0.4%	0.4	-
Combined ratio	91.9%	92.9	(1.0)	pts

•       The increases in NPW and NPE were the result of:

o     Direct voluntary new business written of $71.7 million for First Quarter 2006, a 17% increase compared to $61.2 million in direct voluntary new business written in First Quarter 2005;

o     Year-on-year renewal retention that remained relatively level for First Quarter 2006 as compared to First Quarter 2005; and

o     Renewal premium price increases, including exposure, that averaged 3.4% for First Quarter 2006, down from 6.0% for First Quarter 2005.

•        The improvement in the GAAP combined ratio is attributable to:

o     Ongoing underwriting and pricing improvements over the past several years; and

o     Improvements in our BOP line of business, driven by the successful implementation of a correction plan for this line, which generated a 22.5 point improvement in the combined ratio to 83.0% for First Quarter 2006 as compared to 105.5% for First Quarter 2005.

o     The above items were partially offset by Commercial Lines loss costs increasing by 1.6% for the quarter combined with average earned premiums that were flat for the same period.

General Liability

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$117,675	104,160	13%
Statutory NPE	99,090	86,016	15
Statutory combined ratio	93.9%	95.1	(1.2)	pts
% of total statutory commercial NPW	32	30	2.0

The profitability in this line of business reflects our long-term improvement strategy incorporating the following: (i) focusing our contractor growth on business segments with lower completed operations exposures; (ii) requiring subcontractors to carry equal insurance limits, up to $1.0 million, to those carried by the general contractors; (iii) placing mold limitations or exclusions on most policies; and (iv) requiring that our insureds be named on any potential subcontractors' policy as an additional insured on a primary and noncontributory basis.  The policy count on this line of business increased 10% as of March 31, 2006 as compared to March 31, 2005.

Workers Compensation

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$93,895	91,046	3%
Statutory NPE	75,816	69,264	9
Statutory combined ratio	110.3%	108.9	1.4	pts
% of total statutory commercial NPW	25	26	(1.0)

Given our account-based underwriting approach, the inclusion of workers compensation coverage is often necessary to write an overall profitable account; however, we don't view this line as a loss leader.  We are aggressively working on making improvements to the profitability of this line, although we recognize that it will take some time. For that reason, our Knowledge Management and Predictive Modeling efforts were initially focused on workers compensation.  We adopted an improvement plan in 2005 which includes six key initiatives including predictive modeling, loss control and maximizing our quality agency relationships.  Independent of other factors, we believe our multifaceted strategy will produce a 7-point improvement in the Workers Compensation combined ratio over the next two years.  The policy count on this line of business increased 4% as of March 31, 2006 as compared to March 31, 2005.

Commercial Automobile

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$92,044	90,463	2%
Statutory NPE	80,511	77,649	4
Statutory combined ratio	82.3%	85.3	(3.0)	pts
% of total statutory commercial NPW	25	26	(1.0)

Continued strong performance in this line is the result of underwriting and pricing improvements over the last several years.  As we continue to write accounts and grow this book of business, we have implemented granular rate decreases to remain competitive in the current marketplace.  The policy count on this line of business increased 6% as of March 31, 2006 as compared to March 31, 2005 and renewal price remained flat  in First Quarter 2006, compared to a 3.2% increase in First Quarter 2005.

Commercial Property

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$49,218	45,766	8%
Statutory NPE	44,390	40,210	10
Statutory combined ratio	79.8%	77.3	2.5	pts
% of total statutory commercial NPW	13	13	-

The continued strong performance in the Commercial Property line of business is primarily attributable to higher prices and underwriting improvements that have been made over the past five years, which include better insurance-to-value estimates across our book of business; a shift to risks of better construction quality and newer buildings; and an overall focus on low-to-medium hazard property exposures.  The favorable performance of this line of business for First Quarter 2006 was partially offset by catastrophe losses of $2.5 million or 0.6 points compared to minimal catastrophe losses in First Quarter 2005.  The policy count on this line of business increased 6% as of March 31, 2006 as compared to March 31, 2005.

Business Owners' Policy

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$12,761	12,045	6%
Statutory NPE	11,794	11,925	(1)%
Statutory combined ratio	83.0%	105.5	(22.5)	pts
% of total statutory commercial NPW	4	4	-

The statutory combined ratio for our BOP line of business improved 22.5 points for First Quarter 2006 compared to First Quarter 2005 and has achieved its second consecutive quarter of a combined ratio under 100%.  This improvement is the result of our completed BOP correction plan that included pricing and underwriting actions focused on eliminating certain consistently unprofitable classes of business and growing more profitable segments.  With our BOP correction plan completed and our BOP rewrite in place in all of our states, we are beginning to see our new business increase.  New business for First Quarter 2006 was up 21% as compared to First Quarter 2005.

Bonds

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$4,359	4,216	3%
Statutory NPE	3,926	3,873	1
Statutory combined ratio	86.1%	76.8	9.3	pts
% of total statutory commercial NPW	1	1	-

Profitability in this line of business is driven by enhancements to the bond underwriting process, including the successful rollout of our automated bond system in 2005.  Results for First Quarter 2006 compared to First Quarter 2005 were negatively impacted by ceded reinstatement premiums of $0.4 million, which added 7.7 points to the statutory combined ratio.  These ceded reinstatement premiums became necessary due to a large loss ceded to our reinsurers, which exceeded our expectations of annual ceded losses.

Commercial Lines Outlook
A major factor in the ongoing performance of our Commercial Lines business is the state of pricing in the marketplace.  Although there is increased pressure to reduce prices in order to maintain or build marketshare, we continue to see some level of stability in overall price levels.  In the quarter, commercial renewal price increases were 3.4%, including approximately 5 points of exposure growth.  On a pure price basis, prices were down slightly.  Retention has remained steady at 79%.  We have seen the greatest level of price competition in our large account sector, which we write through our Selective Risk Managers ("SRM").  SRM handles accounts with policy premium in excess of $250,000 or $150,000 for a single line of business.  SRM business accounts for approximately 11% of our premium volume.  With a company-wide average account size of about $8,000, the bulk of our business is in the small to middle market, which historically has been less price sensitive.  We expect to see continued pricing pressure in all sectors over the course of the year.

Personal Lines Results

Personal Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points
GAAP Insurance Operations Results:
NPW	$61,348	48,610	26%
NPE	54,476	53,614	2
Less:
Losses and loss expenses incurred	37,721	37,500	1
Net underwriting expenses incurred	18,609	13,004	43
Underwriting income (loss)	$(1,854)	3,110	(160)%
GAAP Ratios:
Loss and loss expense ratio	69.2%	69.9	(0.7)	pts
Underwriting expense ratio	34.2%	24.3	9.9
Combined ratio	103.4%	94.2	9.2
Statutory Ratios: [1]
Loss and loss expense ratio	69.0%	69.4	(0.4)
Underwriting expense ratio	30.8%	26.9	3.9
Combined ratio	99.8%	96.3	3.5	pts

 1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines Statutory Combined Ratio excluding flood is 103.5% for First Quarter 2006 compared to 98.9% for First Quarter 2005.

•      The increase in NPW reflects the impact of the termination of the New Jersey Homeowners Property 75% Quota Share Treaty effective January 1, 2006.  Termination of this treaty resulted in the return of $11.3 million in ceded premiums in 2006.  Excluding the effect of this ceded premium return, NPW would have increased 3% for First Quarter 2006 as compared to First Quarter 2005.  This increase is the result of the following:

o     A 55% increase in NPW in our Homeowners' line of business, excluding the effect of the ceded premium return, resulting from the retention of New Jersey homeowners' business that had previously been ceded under the Quota Share Treaty; and

o     A 3% increase in NPW in our expansion states, with a 9.9 point improvement on the related statutory combined ratio for First Quarter 2006 compared to First Quarter 2005.

o     The two increases above were partially offset by a 7% decrease in the number of cars we insure in New Jersey as of March 31, 2006 compared to March 31, 2005 and a 4.9% decrease in New Jersey automobile rates for First Quarter 2006 as compared to First Quarter 2005.  These changes are a result of increased levels of competition, mainly from direct insurance writers that have entered the marketplace.  Net premiums written for our New Jersey personal automobile business were down to $25.2 million for First Quarter 2006 as compared to $28.0 million for First Quarter 2005.

Personal Automobile

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$36,056	39,182	(8)%
Statutory NPE	38,076	42,991	(11)
Statutory combined ratio	102.2%	99.1	3.1	pts
% of total statutory personal NPW	59	81	(22.0)

 The statutory combined ratios for First Quarter 2006 compared to First Quarter 2005, were negatively impacted by decreases in statutory NPW driven by increased competition in the New Jersey automobile market.  This increasingly competitive marketplace has resulted in a 4.9% decrease in rates and a 7% decrease in the number of cars we insure as noted above.

The New Jersey automobile market contains many new market entrants, including well-capitalized national carriers.  This increased competition, coupled with our rating plans that currently are not competitive due to a historically restrictive regulatory environment, has led to overall pricing pressure in the Personal Automobile line of business.  We are actively addressing this issue through the strategy discussed in the "Personal Lines Outlook" below.

Homeowners

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Statutory NPW	$23,522	7,896	198%
Statutory NPE	14,527	9,049	61
Statutory combined ratio	104.3%	98.9	5.4	pts
% of total statutory personal NPW	38	16	22.0

Our Homeowners statutory NPW for First Quarter 2006 as compared to First Quarter 2005 increased due to the termination of the Quota Share Treaty effective January 1, 2006, which resulted in the return of $11.3 million in ceded premiums in First Quarter 2006.  Excluding this ceded premium return, NPW would have increased 55% as compared to First Quarter 2005, which is due to the retention of New Jersey homeowners' business that had previously been ceded.  The overall statutory combined ratio for this line of business was negatively impacted by an additional $5.1 million in commissions that were incurred in First Quarter 2006 due to the termination of the treaty.  Overall, the termination of this treaty negatively impacted the statutory combined ratio by 3.1 points.

Personal Lines Outlook
Personal Lines comprise nearly half of all U.S. property and casualty premiums.  Independent agents have increased their personal lines market share to 37% and we believe they will continue to be a factor in the personal lines marketplace.  Our strategy is designed to differentiate Selective from the other companies that compete in the agency channel through market consistency, breadth of appetite, and ease of doing business.  To improve our competitive position in the overall personal lines markets in each of our primary operating states, we have taken the following strategic steps:

•      Management Restructure:  We have realigned the Personal Lines management roles to place a greater emphasis on product management, marketing, and project management.

•      Pricing Design:  Our pricing redesign for our automobile business will be implemented in all of our personal lines states in 2006, beginning with New Jersey, and we will be implementing a new pricing structure for our homeowners business in mid-to-late 2007.

•      Technology:  With the rollout of SelectPlus™, our personal lines automated underwriting system, over 80 percent of our agents are inputting data directly into the system for new business and almost 50 percent are issuing endorsements through the system.  We expect to introduce xSelerate for use in our Personal Lines business in the third quarter of 2006.

•      Service Center:  We will open our Personal Lines Service Center in the second quarter of 2006, with a pilot group of New Jersey agents.  This service center will allow us to assume certain policyholder service duties from our agents so that they may concentrate on sales and improved service to larger, more complex, business.  The rollout of the center to other Personal Lines states is expected to occur in 2007.  We believe the Personal Lines Service Center will be a selling point for new business opportunities with agents.

Investments
Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices.  The return objective of the equity portfolio is to exceed a weighted-average benchmark of public equity indices.  The risk objectives for all portfolios are to ensure investments are being structured with a focus on: (i) asset diversification, (ii) investment quality, (iii) liquidity, (iv) consideration of taxes, and (v) preservation of capital.  Managing investment risk by adhering to these objectives is intended to protect the interests of our stockholders, and the policyholders of our Insurance Subsidiaries and, enhance our financial strength and underwriting capacity.  The following table presents the Moody's Investor Service and Standard & Poor's ratings of our fixed maturity portfolio, which demonstrates the quality of our investment portfolio:

	Unaudited
	March 31,	December 31,
Rating	2006	2005
Aaa/AAA	68%	68
Aa/AA	19	19
A/A	10	10
Baa/BBB	3	3
Total	100%	100

Our fixed maturity investments represent 82% of total invested assets.  We continue to invest our fixed maturity portfolio primarily in intermediate-term securities to manage overall interest rate risk.  The average duration of the fixed maturity portfolio, excluding short-term investments, was 4.2 years at March 31, 2006 compared with 4.3 years at March 31, 2005.  The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and mitigate interest rate risk.  To provide liquidity, while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business.  In addition, we purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

Summary of Investments

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points

Net investment income, before tax	$36,002	32,362	11%
Net investment income, after tax	28,178	24,663	14
Total invested assets	3,286,177	2,880,071	14
Effective tax rate	21.7%	23.8	(2.1)	pts

Annual after-tax yield on investment portfolio	3.5	3.4	0.1

The increases in net investment income, before taxes were primarily the result of:

•      Increased invested assets in fixed income securities driven by substantial cash flows from operations of $406.8 million for full year 2005 and $79.7 million in First Quarter 2006 as well as proceeds from the November 2005 debt offering which added approximately $100 million in assets.

•      This increase was partially offset by our use of a portion of our short-term investments to fund treasury stock purchases of 335,264 shares for approximately $16.3 million for full year 2005 and 951,900 shares for approximately $52.1 million for First Quarter 2006, our short-term investment income increased to $1.6 million in First Quarter 2006 compared to $0.5 million in First Quarter 2005 due to higher short-term rates and larger average daily balances.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income.  Our Investments segment included net realized gains before tax of $7.4 million in First Quarter 2006 compared to $4.6 million of net realized gains in First Quarter 2005.  The majority of the increase in net realized gains reflects the sale of certain long-term equity holdings during First Quarter 2006.  There were no write-downs in First Quarter 2006 or First Quarter 2005.  We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio.  Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes.  We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains.  Every purchase or sale is made with the intent of improving future investment returns.

The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited
	Quarter ended	Quarter ended
($ in thousands)	March 31, 2006	March 31, 2005
Held-to-maturity fixed maturities
Gains	$-	4
Losses	-	-
Available-for-sale fixed maturities
Gains	516	191
Losses	(1,757)	(776)
Available-for-sale equity securities
Gains	8,896	5,296
Losses	(288)	(117)
Total net realized gains	$7,367	4,598

The securities sold in First Quarter 2006 and 2005 have not diminished the overall liquidity of our portfolio because of the high quality and active market for our investment portfolio.  Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities.  We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities.  For a further discussion of our liquidity requirements, refer to the "Financial Condition, Liquidity and Capital Resources" section below.

We realized gains and losses from the sale of available-for-sale debt and equity securities during First Quarter 2006 and First Quarter 2005.  The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	March 31, 2006		March 31, 2005
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$34.8	0.4	22.7	0.4
7 - 12 months	15.3	0.4	-	-
Greater than 12 months	13.7	0.4	5.8	0.3
Total fixed maturities	63.8	1.2	28.5	0.7
Equity Securities:
0 - 6 months	2.6	0.2	0.7	0.1
7 - 12 months	0.9	0.1	-	-
Greater than 12 months	-	-	-	-
Total equity securities	3.5	0.3	0.7	0.1
Total	$67.3	1.5	29.2	0.8

These securities were sold despite the fact that they were in a loss position.  The decision to sell these securities was due to: (i) heightened credit risk during the period of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.

Unrealized Losses
As of March 31, 2006 and December 31, 2005, the following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position:

Period of time in an unrealized loss	Unaudited
Position	March 31, 2006		December 31, 2005
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 - 6 months	$750.1	7.2	962.7	8.0
7 - 12 months	768.0	16.0	164.8	3.0
Greater than 12 months	223.0	6.1	124.1	3.4
Total fixed maturities	1,741.1	29.3	1,251.6	14.4
Equities:
0 - 6 months	11.9	0.2	7.4	0.4
7 - 12 months	0.3	0.1	2.0	0.1
Greater than 12 months	-	-	-	-
Total equity securities	12.2	0.3	9.4	0.5
Total	$1,753.3	29.6	1,261.0	14.9

Ten-year U.S. Treasury yields rose 46 basis points in First Quarter 2006 to 4.85%, which contributed to our increase in unrealized losses during First Quarter 2006.

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at March 31, 2006 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$48.6	48.1
Due after one year through five years	779.2	767.0
Due after five years through ten years	886.7	871.0
Due after ten years through fifteen years	55.9	55.0

Total	$1,770.4	1,741.1

Investments Outlook
We believe that pre-tax investment income will continue to grow as a result of strong cash flow from Insurance Operations.  Ten-year U.S. Treasury yields reached 4.85% at the end of First Quarter 2006, up from 4.39% at year-end 2005.  Given the rise in interest rates, our overall portfolio yield is beginning to increase as older bonds mature and are replaced by higher yielding bonds.  To manage our interest rate risk, we aim to keep portfolio duration stable and to maintain a well-laddered maturity structure for our fixed maturity portfolio.  With regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations.  Additionally, our alternative investment portfolio has performed well over the past few years and as a result we are looking to modestly grow this investment class as a percentage of our overall portfolio, which should contribute to lowering our overall portfolio risk given that these investments have a low correlation to other investment asset classes.

Diversified Insurance Services Segment
In December 2005, we sold our 100% ownership in CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the managed care component of the Diversified Insurance Services segment, for $16.4 million, resulting in an after-tax net loss of $2.6 million.  For further information regarding this divestiture, see Note 7 in Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing ("HR Outsourcing") and flood insurance.  We believe these operations are within markets that continue to offer opportunity for growth.  During First Quarter 2006, these operations provided a contribution of $0.07 per diluted share compared to $0.05 per diluted share in First Quarter 2005.  Contributions from the Diversified Insurance Services segment, particularly the Flood business, continue to provide a level of mitigation to insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment.  We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues).  The results for this segment's continuing operations are as follows:

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2006	2005	Points
HR Outsourcing
Revenue	$17,150	15,607	10%
Pre-tax profit	792	482	64
Flood Insurance
Revenue	8,921	6,892	29
Pre-tax profit	2,220	1,320	68
Other
Revenue	1,207	986	22
Pre-tax profit	520	415	25
Total
Revenue	27,278	23,485	16
Pre-tax profit	3,532	2,217	59
After-tax profit	2,359	1,467	61
After-tax return on revenue	8.6%	6.2	2.4	pts

HR Outsourcing

•      Profitability improvements in our HR Outsourcing business in First Quarter 2006 compared to First Quarter 2005 are mainly due to (i) improved margins on State Unemployment Tax Act assessments, health benefits and workers compensation; and (ii) increased average administration fee per worksite employee to $652 in First Quarter 2006 compared to $632 in First Quarter 2005.

•      As of March 31, 2006, our worksite lives were up 11% to 24,911 compared to 22,416 as of March 31, 2005.  To improve sales, during First Quarter 2006 we unveiled a new marketing strategy and a new agent commission structure for our basic human resources outsourcing product, which we refer to as our employer protection program ("EPP"). The EPP is designed to assist business owners in managing the risk of employee-related liabilities.

Flood Insurance

•      Flood premium in force was $98.8 million on approximately 226,000 policies at March 31, 2006, compared to premium in force of $80.7 million on approximately 191,000 policies at March 31, 2005.

•      Revenue increases were mainly attributable to the increase in flood premium in force as noted above, as well as the accrual of the fiscal year 2005-2006 marketing bonus from the National Flood Insurance Program ("NFIP") in First Quarter 2006 of $1.0 million.  This growth was partially offset by a decrease in the fee paid to us by the NFIP of 0.4 points to 30.8% from 31.2%, which was effective for the fiscal year beginning on October 1, 2005.

•      Pre-tax profit increased as a direct result of the revenue increases discussed above.

Diversified Insurance Services Outlook

Our HR Outsourcing products offer an additional potential agency revenue stream for our independent agents.  During First Quarter 2006, we repositioned the human resource outsourcing products as the EPP, which assists business owners manage the risk of employee-related liabilities.  Agent training regarding the EPP is currently underway and based on initial positive feedback, we expect to recognize some synergies created from this product in 2006.

Our ability to provide flood insurance is a significant component of our Diversified Insurance Services strategy.  In 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses currently estimated by the Federal Emergency Management Agency ("FEMA") to be in excess of $20 billion.  We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster  Congress controls the Federal agency's borrowing authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity.  At this point, it is uncertain what impact, if any, this will have on our flood operations.  In addition, regulators are considering a reduction in the expense allowance which is paid to writers of flood insurance.  A reduction of this rate, which is currently 30.8%, could adversely affect our results of operations for this business.

Financial Condition, Liquidity and Capital Resources

Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations.  Our cash and short-term investments ("cash equivalent(s)") position at March 31, 2006 was $175.2 million compared to $179.5 million at December 31, 2005.  Our sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of our common stock under our employee and agent stock purchase plans.  Our ability to receive dividends from our subsidiaries, however, is restricted.  Dividends from our Insurance Subsidiaries to the parent company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Based on the 2005 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to us, in 2006, ordinary dividends in the aggregate amount of approximately $120.6 million, of which $15.0 million has been paid through March 31, 2006.  For additional information regarding dividends restrictions, refer to Note 7 "Indebtedness" and Note 8, "Stockholders' Equity" of the Notes to Consolidated Financial Statements, included in Item 8. "Financial Statements and Supplementary Data" of our 2005 Annual Report on Form 10-K.

Our Insurance Subsidiaries generate cash flows primarily from insurance float.  Float is money that an insurance company holds for a limited time.  In an insurance operation, float arises because premiums are collected before losses are paid.  This interval can extend over many years.  During that time, the insurer invests the money and generates investment income.  The duration of the fixed maturity portfolio is 4.2 years as of March 31, 2006, while the Insurance Subsidiaries' liabilities have a duration of approximately 2.9 years.  To provide liquidity, while maintaining consistent performance, fixed maturity investments are "laddered" so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments during the ordinary course of business.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.  As of March 31, 2006, our consolidated investments portfolio was $3.3 billion compared to $3.2 billion at December 31, 2005.

We also have available revolving lines of credit totaling $45.0 million, under which no balances were outstanding as of either March 31, 2006 or December 31, 2005.  These lines of credit are scheduled to expire in June 2006, and we expect to renew them with similar terms.

Selective HR Solutions ("SHRS"), our HR Outsourcing business, generates cash flows from their operations.  Dividends from SHRS to the parent company are restricted by the operating needs of this entity as well as Professional Employer Organization licensing requirements to maintain a current ratio of at least 1:1.  SHRS provided dividends to the parent company of $0.9 million in First Quarter 2006 and $1.0 million in First Quarter 2005.

Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the "2000 Senior Notes").  All such covenants were met during First Quarter 2006 and 2005.  For further information regarding our notes payable, see Note 7 of the Notes to Consolidated Financial Statements, entitled, "Indebtedness", included in Item 8. "Financial Statements and Supplementary Data" of our 2005 Annual Report on Form 10-K.  At March 31, 2006, the amount available for dividends to holders of our common stock, in accordance with our restrictions of the 2000 Senior Notes, was $303.7 million.  Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to the parent company.  Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to the parent company could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.

Our liquidity requirements in the past have been met by dividends from our subsidiaries as well as the issuance of debt and equity securities.  The Insurance Subsidiary liquidity requirements have historically been met by cash receipts from operations, consisting of insurance premiums and investment income.  These cash receipts have historically provided more than sufficient funds to pay losses, operating expenses, and dividends to the parent company.  In the future, we expect our liquidity requirements, as well as the liquidity requirements of our subsidiaries, to be met by these sources of funds.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At March 31, 2006, we had stockholders' equity of $957.2 million and total debt of $339.4 million.

As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an "A+ (Superior)" financial strength A.M. Best Rating for our Insurance Subsidiaries.  On April 19, 2006, A.M. Best reaffirmed the A+ (Superior) financial strength rating of our Insurance Subsidiaries for the 45th consecutive year.  Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or increasing stockholders' dividends.  During First Quarter 2006, we repurchased approximately 952,000 shares of our common stock under our authorized repurchase program for a total cost of $52.1 million. These repurchases were predominately funded by the proceeds from our $100 million bond offering in November 2005.

Additionally, our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, and payment of claims and other operating expenses, income taxes, the purchase of investments, and other expenses.  Our operating obligations and cash outflows include the following:  claim settlements; agents' commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures.  For further details regarding our cash requirements refer to the section below titled "Contractual Obligations and Contingent Liabilities and Commitments."

Off-Balance Sheet Arrangements
At March 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments

Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2005.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

We currently have available revolving lines of credit amounting to $45.0 million, under which no balances are outstanding as of either March 31, 2006 or December 31, 2005.  At March 31, 2006, we had an additional alternative investment commitment of up to $53.2 million; but there is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8. "Financial Statements and Supplementary Data," of our 2005 Annual Report.

Federal Income Taxes
Total federal income tax expense increased $0.9 million for First Quarter 2006 to $14.3 million, compared to First Quarter 2005.  The increase was attributable to increased pre-tax income driven by our Investments and Insurance Operations segments.  Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rate for First Quarter 2006 was 26%, compared with 28% for First Quarter 2005.

Adoption of Accounting Pronouncement

In June 2005, the NAIC Property and Casualty Reinsurance Study Group ("Study Group") approved enhanced disclosure requirements for insurers that utilized reinsurance with limited risk transfer features, also known as finite reinsurance.  These enhanced disclosure requirements have had no impact on us, as we only use traditional forms of reinsurance and do not use finite risk reinsurance.  The Study Group also approved a standard reinsurance attestation supplement to be signed by an insurer's CEO and CFO attesting that there are no side agreements and that the reporting entity complies with all of the requirements set forth in Statements of Statutory Accounting Principles No. 62, "Property and Casualty Reinsurance" for all contracts entered into, renewed, or amended on or after January 1, 1994.  Selective filed these attestations with the NAIC and the Insurance Subsidiaries' domiciliary states for the first time on March 1, 2006 for its 2005 annual statutory filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2005 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The following table below sets forth information regarding purchases made by, or on behalf of, Selective, of Selective Insurance Group, Inc. common stock during the periods indicated:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased1	per Share	Announced Program	Announced Program[2]
January 1-31, 2006	595	55.47	-	4,664,736
February 1-28, 2006	814,846	55.02	735,400	3,929,336
March 1-31, 2006	216,987	53.77	216,500	3,712,836
Total	1,032,428	54.75	951,900

1

During First Quarter 2006, 74,133 shares were purchased from employees in connection with the vesting of restricted stock and 6,395 shares were purchased from employees in connection with stock option exercises.  All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the average of the high and low prices of  Selective's common stock on the dates of the purchases.

2

On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 5.0 million shares, which is scheduled to expire on April 26, 2007. During First Quarter 2006, 951,900 shares were repurchased, leaving 3,712,836 shares remaining to be purchased under the authorized program.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Selective Insurance Group Inc.'s 2006 Annual Meeting of Stockholders was held on April 26, 2006. Voting was conducted in person and by proxy as follows:

(a)           Stockholders voted to elect the following four (4) Class II directors, each to serve until the 2009 annual meeting of stockholders or when a successor has been duly elected and qualified, as follows:

	For	Withheld
A. David Brown	22,314,199	1,289,005
William M. Kearns, Jr.	22,488,207	1,114,997
S. Griffin McClellan III	22,531,952	1,071,252
J. Brian Thebault	22,404,284	1,198,921

Stockholders voted to elect the following two (2) Class III directors, each to serve until the 2008 annual meeting of stockholders or when a successor has been duly elected and qualified, as follows:

	For	Withheld
John C. Burville	22,389,491	1,213,714
John F. Rockart	23,109,503	493,702

Stockholders voted to elect the following one (1) Class I director, to serve until the 2007 annual meeting of stockholders or when a successor has been duly elected and qualified, as follows:

	For	Withheld
W. Marston Becker	23,102,839	500,365

Continuing directors whose terms do not expire until the 2007 annual meeting of stockholders are Gregory E. Murphy and William M. Rue.  Continuing directors whose terms do not expire until the 2008 annual meeting of stockholders are:  Paul D. Bauer, Joan M. Lamm-Tennant, and Ronald L. O'Kelley.

(b)           Stockholders voted to approve the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies as follows: 19,193,000 shares voted for this proposal; 1,551,059 shares voted against it; 181,815 shares abstained; and 2,677,331 shares were broker non-votes.

(c)           Stockholders voted to ratify the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2006 as follows: 23,355,840 shares voted for this proposal; 114,444 shares voted against it, and 132,921 shares abstained.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit No.

* 10.1	Amendment No. 1 to the Selective Insurance Group, Inc. Cash Incentive Plan, dated April 25, 2006.
* 10.2	Form of Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement.
* 10.3	Form of Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement.
* 10.4	Form of Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement.
* 10.5	Form of Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement.
* 10.6	Form of Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

Registrant

By: /s/ Gregory E. Murphy	May 5, 2006
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	May 5, 2006
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer