Form 10-Q
period 2006-06-30
SELECTIVE INSURANCE GROUP INC
filed 2006-08-04
CIK 230557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Registrant’s Telephone Number,
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated file ☑           Accelerated file ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
As of June 30, 2006, there were 29,172,974 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	1

Unaudited Consolidated Statements of Income for the Quarter Ended June 30, 2006 and 2005	2

Unaudited Consolidated Statements of Stockholders’ Equity for the Quarter Ended June 30, 2006 and 2005	3

Unaudited Consolidated Statements of Cash Flows for the Quarter Ended June 30, 2006 and 2005	4

Notes to Interim Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward – Looking Statements	12

Introduction	12

Critical Accounting Policies and Estimates	12

Highlights of Second Quarter 2006 and Second Quarter 2005 Results	14

Results of Operations and Related Information by Segment	15

Financial Condition, Liquidity and Capital Resources	30

Federal Income Taxes	32

Adoption of Accounting Pronouncement	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	37
EX-10.1: TENTH AMENDMENT TO CREDIT AGREEMENT DATED 10/22/99
EX-10.2: AMENDMENT TO THE PROMISSORY NOTE
EX-10.3: AMENDMENT TO THE STOCK OPTION PLAN FOR DIRECTORS
EX-10.4: AMENDMENT TO THE STOCK OPTION PLAN II
EX-10.5: AMENDMENT TO THE STOCK OPTION PLAN III
EX-10.6: EMPLOYMENT AGREEMENT WITH JAMIE OCHILTREE, III
EX-10.7: EMPLOYMENT AGREEMENT WITH RICHARD F. CONNELL
EX-10.8: EMPLOYMENT AGREEMENT WITH KERRY GUTHRIE
EX-10.9: EMPLOYMENT AGREEMENT WITH DALE A. THATCHER
EX-10.10: EMPLOYMENT AGREEMENT WITH RONALD J. ZALESKI
EX-11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(in thousands, except share amounts)	2006	2005

ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value: $12,758 - 2006; $13,881 - 2005)	$12,461	13,423
Fixed maturity securities, available-for-sale — at fair value (amortized cost: $2,676,599 - 2006; $2,627,549 - 2005)	2,650,241	2,653,839
Equity securities, available-for-sale — at fair value (cost of: $206,716 - 2006; $183,349 - 2005)	349,122	338,783
Short-term investments — (at cost which approximates fair value)	145,564	176,525
Alternative investments	83,088	62,975

Total investments	3,240,476	3,245,545
Cash	1,147	2,983
Interest and dividends due or accrued	32,013	32,579
Premiums receivable, net of allowance for uncollectible accounts of: $3,179 - 2006; $3,908 - 2005	544,040	465,210
Other trade receivables, net of allowance for uncollectible accounts of: $274 - 2006; $176 - 2005	16,519	16,553
Reinsurance recoverable on paid losses and loss expenses	4,901	4,549
Reinsurance recoverable on unpaid losses and loss expenses	200,891	218,248
Prepaid reinsurance premiums (Note 5)	61,772	67,157
Current federal income tax	1,238	—
Deferred federal income tax	22,540	—
Property and Equipment — at cost, net of accumulated depreciation and amortization of: $100,404 - 2006; $94,730 - 2005	56,662	53,194
Deferred policy acquisition costs	226,900	204,832
Goodwill	33,637	33,637
Other assets	46,890	49,128

Total assets	$4,489,626	4,393,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$1,879,925	1,799,746
Reserve for loss expenses	306,953	284,303
Unearned premiums	829,778	752,465
Senior convertible notes	57,413	115,937
Notes payable	204,411	222,697
Current federal income tax	—	2,293
Deferred federal income tax	—	5,663
Commissions payable	63,045	73,872
Accrued salaries and benefits	60,589	68,024
Other liabilities	83,629	87,491

Total liabilities	3,485,743	3,412,491

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 45,624,492 - 2006; 43,271,273 - 2005	91,249	86,543
Additional paid-in capital	229,832	158,180
Retained earnings	917,014	847,687
Accumulated other comprehensive income	75,431	118,121
Treasury stock – at cost (shares: 16,451,518 - 2006; shares: 14,977,176 - 2005)	(309,643)	(229,407)

Total stockholders’ equity (Note 11)	1,003,883	981,124

Commitments and contingencies (Note 12)
Total liabilities and stockholders’ equity	$4,489,626	4,393,615

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Revenues:
Net premiums written	$395,621	369,621	$827,610	766,399
Net increase in unearned premiums and prepaid reinsurance premiums	(20,866)	(19,169)	(82,698)	(73,207)

Net premiums earned	374,755	350,452	744,912	693,192
Net investment income earned	37,390	32,747	73,392	65,109
Net realized gains	14,487	559	21,854	5,157
Diversified Insurance Services revenue	27,550	24,481	54,827	47,966
Other income	1,279	904	3,142	1,758

Total revenues	455,461	409,143	898,127	813,182

Expenses:
Losses incurred	198,919	184,169	390,282	361,924
Loss expenses incurred	42,644	41,625	84,981	82,307
Policy acquisition costs	119,443	109,485	234,921	216,320
Dividends to policyholders	1,090	1,094	2,298	2,342
Interest expense	4,905	4,288	10,423	8,665
Diversified Insurance Services expenses	23,399	20,774	47,145	42,042
Other expenses	7,762	5,735	16,505	9,168

Total expenses	398,162	367,170	786,555	722,768

Income from continuing operations, before federal income tax	57,299	41,973	111,572	90,414

Federal income tax expense (benefit):
Current	18,115	14,459	34,813	26,693
Deferred	(2,812)	(3,453)	(5,216)	(2,255)

Total federal income tax expense	15,303	11,006	29,597	24,438

Net income from continuing operations	41,996	30,967	81,975	65,976

Income from discontinued operations, net of tax of $598 for Second Quarter 2005; and $920 for Six Months 2005	—	1,111	—	1,708

Net income before cumulative effect of change in accounting principle	41,996	32,078	81,975	67,684

Cumulative effect of change in accounting principle, net of tax	—	—	—	495

Net income	$41,996	32,078	81,975	68,179

Earnings per share:
Basic net income from continuing operations	$1.53	1.14	3.01	2.43
Basic net income from discontinued operations	—	0.04	—	0.06
Basic cumulative effect of change in accounting principle	—	—	—	0.02

Basic net income	$1.53	1.18	3.01	2.51

Diluted net income from continuing operations	$1.36	0.99	2.64	2.10
Diluted net income from discontinued operations	—	0.03	—	0.05
Diluted cumulative effect of change in accounting principle	—	—	—	0.02

Diluted net income	$1.36	1.02	2.64	2.17

Dividends to stockholders	$.22	0.19	.44	0.38

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2006		2005

Common stock:
Beginning of year	$86,543		84,936
Dividend reinvestment plan (shares: 15,948 - 2006; 16,119 - 2005)	32		32
Convertible subordinated debentures (shares: 1,999,564 - 2006; 35,024 - 2005)	3,999		70
Stock purchase and compensation plans (shares: 337,707 - 2006; 557,542 - 2005)	675		1,116

End of period	91,249		86,154

Additional paid-in capital:
Beginning of year	158,180		142,292
Dividend reinvestment plan	841		702
Convertible subordinated debentures	53,356		178
Stock purchase and compensation plans	17,455		1,526

End of period	229,832		144,698

Retained earnings:
Beginning of year	847,687		721,483
Net income	81,975	81,975	68,179	68,179
Cash dividends to stockholders ($0.44 per share - 2006; $0.38 per share - 2005)	(12,648)		(10,745)

End of period	917,014		778,917

Accumulated other comprehensive income:
Beginning of year	118,121		154,536
Other comprehensive loss, decrease in net unrealized gains on available-for-sale securities, net of deferred income tax effect of: $(22,987) - 2006; $(4,157) - 2005	(42,690)	(42,690)	(7,720)	(7,720)

End of period	75,431		146,816

Comprehensive income		39,285		60,459

Treasury stock:
Beginning of year	(229,407)		(206,522)
Acquisition of treasury stock (shares: 1,474,342 - 2006; 162,121 - 2005)	(80,236)		(7,752)

End of period	(309,643)		(214,274)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	—		(14,707)
Reclassification of unearned stock compensation	—		14,641
Amortization of deferred compensation expense and amounts received on notes	—		66

End of period	—		—

Total stockholders’ equity	$1,003,883		942,311

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months ended
	June 30,
(in thousands)	2006	2005

Operating Activities
Net income	$81,975	68,179

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,315	10,256
Stock compensation expense	7,890	6,209
Net realized gains	(21,854)	(5,157)
Deferred tax	(5,216)	(2,255)
Debt conversion expense	2,117	—
Cumulative effect of change in accounting principle, net of tax	—	(495)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	120,186	114,551
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	82,632	73,341
Decrease in net federal income tax payable	(3,531)	(10,859)
Increase in premiums receivable	(78,830)	(86,090)
Decrease (increase) in other trade receivables	34	(8,520)
Increase in deferred policy acquisition costs	(22,068)	(15,715)
Increase (decrease) in interest and dividends due or accrued	566	(1,523)
Increase in reinsurance recoverable on paid losses and loss expenses	(352)	(784)
(Decrease) increase in accrued salaries and benefits	(7,435)	4,889
Decrease in accrued insurance expenses	(14,806)	(12,691)
Other-net	(672)	(15,570)

Net adjustments	70,976	49,587

Net cash provided by operating activities	152,951	117,766

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(428,868)	(287,411)
Purchase of equity securities, available-for-sale	(58,882)	(21,800)
Purchase of alternative investments	(19,082)	(5,809)
Net proceeds from sale of subsidiary	376	—
Sale of fixed maturity securities, available-for-sale	264,340	74,796
Redemption and maturities of fixed maturity securities, held-to-maturity	972	10,710
Redemption and maturities of fixed maturity securities, available-for-sale	105,537	81,543
Sale of equity securities, available-for-sale	61,329	20,345
Proceeds from alternative investments	274	5,006
Purchase of property and equipment	(9,558)	(4,135)

Net cash used in investing activities	(83,562)	(126,755)

Financing Activities
Dividends to stockholders	(11,422)	(9,587)
Acquisition of treasury stock	(80,236)	(7,752)
Principal payment of notes payable	(18,300)	(6,000)
Net proceeds from stock purchase and compensation plans	6,581	6,348
Cash retained for tax deductibility of the increase in value of equity instruments	3,308	2,509
Cash paid in connection with debt conversion	(2,117)	—
Proceeds received on notes receivable from stock sales	—	66

Net cash (used in) financing activities	(102,186)	(14,416)

Net (decrease) increase in short-term investments and cash	(32,797)	(23,405)
Short-term investments and cash at beginning of year	179,508	98,657

Short-term investments and cash at end of period	$146,711	75,252

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest	$10,834	8,639
Federal income tax	35,035	35,962
Non-cash financing activity:
Conversion of convertible subordinated debentures	58,534	248
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Organization
Selective Insurance Group, Inc. and its subsidiaries, (“Selective”) offers property and casualty insurance products and diversified insurance services and products through its various subsidiaries. Selective was incorporated in New Jersey in 1977 and its principal offices are located in Branchville, New Jersey. Selective’s common stock is publicly traded on the NASDAQ Global Select Market® under the symbol, “SIGI.”
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
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of Selective and its subsidiaries, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between Selective and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective’s results of operations and financial condition. These Financial Statements cover the second quarters ended June 30, 2006 (“Second Quarter 2006”) and June 30, 2005 (“Second Quarter 2005”) and the six month periods ended June 30, 2006 (“Six Months 2006”) and June 30, 2005 (“Six Months 2005”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in Selective’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).
NOTE 3. Reclassifications
Certain amounts in Selective’s prior years’ Financial Statements and related footnotes have been reclassified as a result of the sale of CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC). Such reclassifications had no effect on Selective’s net income or stockholders’ equity.
NOTE 4. Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Selective’s January 1, 2005 adoption of this accounting pronouncement resulted in an after-tax cumulative effect of change in accounting principle benefit of $0.5 million due to the requirement to estimate the impact of expected forfeitures at the grant date in First Quarter 2005.

NOTE 5. Reinsurance
The following table contains a listing of direct, assumed and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 5, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2005 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005

Premiums written:
Direct	$433,145	403,445	$885,444	830,261
Assumed	5,563	7,364	11,052	13,256
Ceded	(43,087)	(41,188)	(68,886)	(77,118)

Net	$395,621	369,621	$827,610	766,399

Premiums earned:
Direct	$403,196	377,867	$799,745	747,428
Assumed	9,720	10,625	19,438	19,827
Ceded	(38,161)	(38,040)	(74,271)	(74,063)

Net	$374,755	350,452	$744,912	693,192

Losses and loss expenses incurred:
Direct	$255,565	241,180	$492,845	471,067
Assumed	7,964	9,524	15,464	17,256
Ceded	(21,966)	(24,910)	(33,046)	(44,092)

Net	$241,563	225,794	$475,263	444,231

Ceded written premiums decreased in the Six Months 2006 compared to the Six Months 2005, primarily due to the termination of the New Jersey Homeowners Property 75% Quota Share treaty (“Quota Share Treaty”) effective January 1, 2006. For a more detailed discussion of Selective’s reinsurance program, refer to the “Property Reinsurance” section included in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations” of Selective’s 2005 Annual Report. In Six Months 2005, ceded written premiums were $9.7 million and ceded earned premiums were $10.1 million for the Quota Share Treaty. The Quota Share Treaty termination was effective as of January 1, 2006 and there is no prospective coverage for 2006. Consequently in 2006, Selective received a return of premium of $11.3 million previously ceded to this treaty and still unearned as of December 31, 2005. The overall effect of the termination of this treaty was to reduce ceded written premiums by $21.0 million for Six Months 2006 compared to Six Months 2005 and ceded earned premiums by $10.1 million for Six Months 2006 compared to Six Months 2005. These reductions were partially offset by increases in flood premium written of $11.9 million for Six Months 2006 compared to Six Months 2005 and increases in flood premium earned of $8.8 million for Six Months 2006 compared to Six Months 2005. Flood premium and losses are 100% ceded to the National Flood Insurance Program. These ceded premiums and losses are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005

Ceded premiums written	$(30,867)	(24,105)	$(56,146)	(44,269)
Ceded premiums earned	(25,469)	(20,739)	(49,364)	(40,522)
Ceded losses and loss expenses incurred	(12,848)	(17,640)	(18,222)	(25,250)

NOTE 6. Segment Information
Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by senior management to manage Selective’s operations:
•	Insurance Operations (commercial lines and personal lines), which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses) and statutory combined ratios;

•	Investments, which are evaluated based on net investment income and net realized gains and losses; and

•	Diversified Insurance Services (federal flood insurance administrative services and human resource administration outsourcing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, the results of operations in accordance with GAAP, with a focus on return on revenue (net income divided by revenues).
The Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent insurance agents to bring value-added services and products to their customers. Selective’s commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are principally sold through independent insurance agents.
Selective and its subsidiaries also provide services to each other in the normal course of business. These transactions, which are eliminated in all consolidated statements, totaled $5.0 million in Second Quarter 2006 and $9.8 million in Six Months 2006 compared with $7.3 million in Second Quarter 2005 and $14.1 in Six Months 2005. These transactions were eliminated in all consolidated statements. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective also does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following presents revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005

Insurance Operations:
Commercial automobile net premiums earned	$80,054	78,499	160,565	156,148
Workers compensation net premiums earned	77,508	73,829	153,309	143,082
General liability net premiums earned	101,966	88,993	201,056	175,009
Commercial property net premiums earned	45,044	41,173	89,434	81,383
Business owners’ policy net premiums earned	11,792	11,547	23,583	23,468
Bonds net premiums earned	4,365	3,973	8,283	7,835
Other net premiums earned	180	199	360	414

Total commercial lines net premiums earned	320,909	298,213	636,590	587,339

Personal automobile net premiums earned	37,274	41,480	75,350	84,471
Homeowners’ net premiums earned	14,696	9,234	29,223	18,283
Other net premiums earned	1,876	1,525	3,749	3,099

Total personal lines net premiums earned	53,846	52,239	108,322	105,853

Miscellaneous income	1,279	841	3,139	1,681

Total insurance operations revenues	376,034	351,293	748,051	694,873
Investments:
Net investment income	37,390	32,747	73,392	65,109
Net realized gain on investments	14,487	559	21,854	5,157

Total investment revenues	51,877	33,306	95,246	70,266
Diversified Insurance Services:
Human resource administration outsourcing	15,750	14,956	32,901	30,563
Flood insurance	10,543	8,477	19,464	15,369
Other	1,257	1,048	2,462	2,034

Total diversified insurance services revenues	27,550	24,481	54,827	47,966
Total all segments	455,461	409,080	898,124	813,105

Other income	—	63	3	77

Total revenues	$455,461	409,143	898,127	813,182

	Unaudited,		Unaudited,
Income from continuing operations before federal income tax	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005

Insurance Operations:
Commercial lines underwriting	$13,273	20,163	36,069	33,699
Personal lines underwriting	(201)	(6,196)	(2,055)	(3,086)

Underwriting income, before federal income tax	13,072	13,967	34,014	30,613

Investments:
Net investment income	37,390	32,747	73,392	65,109
Net realized gain on investments	14,487	559	21,854	5,157

Total investment income, before federal income tax	51,877	33,306	95,246	70,266

Diversified Insurance Services:
Income before federal income tax	4,151	3,707	7,682	5,924

Total all segments	69,100	50,980	136,942	106,803

Interest expense	(4,905)	(4,288)	(10,423)	(8,665)
General corporate expenses	(6,896)	(4,719)	(14,947)	(7,724)

Income from continuing operations before federal income tax	$57,299	41,973	111,572	90,414

NOTE 7. Indebtedness
Between May 3 and 4, 2006, Selective separately negotiated two private transactions under Section 3(a)(9) of the Securities Act of 1933 through which it exchanged a total of 153,961 of its Senior Convertible Notes due 2032, representing approximately $58.5 million of the $115.9 million carrying value outstanding at the time of conversion for 1,998,152 shares of Selective common stock, and cash. Selective incurred additional expense of $2.1 million, which represents the incremental consideration in connection with the transactions, and charged the unamortized debt costs of $1.5 million to Stockholders’ Equity.
NOTE 8. Discontinued Operations
In December 2005, Selective sold its 100% ownership interest in CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment, for $16.4 million, which produced an after-tax loss of $2.6 million. Selective has reclassified prior period amounts on the interim unaudited consolidated statements of income to present the operating results of CHN Solutions as a discontinued operation.
Operating results from discontinued operations are as follows:

	Unaudited	Unaudited
	Quarter ended	Six Months ended
($ in thousands)	June 30, 2005	June 30, 2005

Net revenue	$5,216	9,483
Pre-tax profit	1,709	2,628
After-tax profit	1,111	1,708
Intercompany transactions related to the discontinued operations are as follows:

	Unaudited	Unaudited
	Quarter ended	Six Months ended
($ in thousands)	June 30, 2005	June 30, 2005

Net revenue	$2,425	4,732
Pre-tax profit	131	260
After-tax profit	85	169
NOTE 9. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Welfare Benefits Plan for Employees of Selective Insurance Company of America. For more information concerning these plans, refer to Note 14, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2005 Annual Report.

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$1,761	1,798	91	99
Interest cost	2,016	1,854	102	94
Expected return on plan assets	(2,406)	(2,252)	—	—
Amortization of unrecognized prior service cost	37	37	(8)	(8)
Amortization of unrecognized net loss	415	288	—	—

Net periodic cost	$1,823	1,725	185	185

Weighted-Average Expense Assumptions
For the years ended December 31:
Discount rate	5.50%	5.75	5.50%	5.75
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$3,521	3,596	183	199
Interest cost	4,032	3,708	205	189
Expected return on plan assets	(4,812)	(4,505)	—	—
Amortization of unrecognized prior service cost	75	75	(16)	(16)
Amortization of unrecognized net loss	830	576	—	—

Net periodic cost	$3,646	3,450	372	372

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.50%	5.75	5.50%	5.75
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00
NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2006 and Second Quarter 2005 are as follows:

Second Quarter 2006
($ in thousands)	Gross	Tax	Net

Net income	$57,299	15,303	41,996

Components of other comprehensive income:
Unrealized holding losses during the period	(31,851)	(11,148)	(20,703)
Reclassification adjustment	(14,487)	(5,071)	(9,416)

Other comprehensive loss	(46,338)	(16,219)	(30,119)

Comprehensive income	$10,961	(916)	11,877

Second Quarter 2005
($ in thousands)	Gross	Tax	Net

Net income	$43,682	11,604	32,078

Components of other comprehensive income:
Unrealized holding gains during the period	36,463	12,762	23,701
Reclassification adjustment	(518)	(181)	(337)

Other comprehensive income	35,945	12,581	23,364

Comprehensive income	$79,627	24,185	55,442

The components of comprehensive income, both gross and net of tax, for Six Months 2006 and Six Months 2005 are as follows:

Six Months 2006
($ in thousands)	Gross	Tax	Net

Net income	$111,572	29,597	81,975

Components of other comprehensive income:
Unrealized holding losses during the period	(43,823)	(15,338)	(28,485)
Reclassification adjustment	(21,854)	(7,649)	(14,205)

Other comprehensive loss	(65,677)	(22,987)	(42,690)

Comprehensive income	$45,895	6,610	39,285

Six Months 2005
($ in thousands)	Gross	Tax	Net

Net income	$93,803	25,624	68,179

Components of other comprehensive income:
Unrealized holding losses during the period	(6,765)	(2,367)	(4,398)
Reclassification adjustment	(5,111)	(1,789)	(3,322)

Other comprehensive loss	(11,876)	(4,156)	(7,720)

Comprehensive income	$81,927	21,468	60,459

NOTE 11. Stockholders’ Equity
Effective April 26, 2005, the Board of Directors approved a plan to repurchase up to 5 million shares of Selective common stock through April 26, 2007. During Second Quarter 2006, Selective repurchased approximately 422,000 shares under the plan at a total cost of $22.6 million. During Six Months 2006, Selective repurchased approximately 1,373,500 shares at a cost of $74.7 million. As of June 30, 2006, there are 3.3 million shares remaining under the authorization. During Second Quarter 2005 and Six Months 2005, Selective repurchased approximately 70,000 shares at a cost of $3.3 million.
NOTE 12. Commitments and Contingencies
Alternative investments, as shown on the consolidated balance sheet, were $83.1 million as of June 30, 2006 and $63.0 million as of December 31, 2005. At December 31, 2005, Selective had additional commitments pursuant to these alternative investments of up to $64.5 million, of which $4.1 million was paid during Second Quarter 2006 and $9.7 million during Six Months 2006. At June 30, 2006, Selective has commitments that expire at various dates through 2017 of up to $91.5 million pursuant to these alternative investments. There is no certainty that any such additional investment pursuant to the commitments will be required.
NOTE 13. Litigation
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Some of these lawsuits attempt to establish liability under insurance contracts issued by our insurance subsidiaries. Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective’s operations in certain ways. Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.
NOTE 14. Subsequent Event
Selective has revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million. As of June 30, 2006, neither line had an outstanding balance. In June 2006, the terms of these lines of credit were extended to August 25, 2006 and August 22, 2006, respectively. Selective is currently negotiating a potential new syndicated line of credit that is expected to close prior to the expiration of the extended terms of the existing lines of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should” and “intends” and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in Selective’s future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” in Selective’s 2005 Annual Report. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time-to-time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
Selective Insurance Group, Inc., (“Selective,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Selective’s consolidated financial statements in Selective’s 2005 Annual Report. For reading ease, we have written the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Highlights of Results for Second Quarter 2006 and Six Months 2006;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity, and Capital Resources;
•	Federal Income Taxes; and
•	Adoption of Accounting Pronouncements.
Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; and (iv) other-than-temporary investment impairments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our 2005 Annual Report provides a discussion of each of these critical accounting estimates on pages 30 through 35. Additional information regarding our accounting policy for reserves for loss and loss expenses follows.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of June 30, 2006, we had accrued $2.0 billion of loss and loss expense reserves, net of reinsurance, compared to $1.9 billion at December 31, 2005. During Six Months 2006, we experienced slight favorable prior year development in our loss and loss expense reserves of approximately $1 million. This development was driven by approximately $8 million of favorable development for commercial automobile and was partially offset by reserve increases of approximately $3 million and $4 million for workers compensation and general liability, respectively.
Major trends by line of business creating additional loss and loss expense reserve uncertainty
The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. However, as market conditions change, certain trends are identified that management believes create an additional amount of uncertainty. A discussion of recent trends, by line of business, that we have recognized follows.
Workers Compensation
With $714.7 million, or 36% of our total recorded reserves, net of reinsurance, at June 30, 2006, workers compensation is the our largest reserved line of business. In addition to the uncertainties associated with actuarial assumptions and methodologies, workers compensation is the line of business that is most susceptible to unexpected changes in the cost of medical services because of the length of time over which medical services are provided and the unpredictability of medical cost inflation. In 2005, management identified sufficient evidence of greater than expected increases in our workers compensation medical costs. The higher than anticipated increase in medical costs in 2005 could be a relatively short-term anomaly, in which case our historical patterns would be the best basis for future projections. If higher trends continue on a longer term, our historical patterns will be less meaningful in predicting future loss costs and could result in significant adverse reserve development.
General Liability
At June 30, 2006, our general liability line of business had recorded reserves, net of reinsurance of $655.9 million, which represented 33% of our total net reserves. In recent years, this line of business has experienced adverse development mainly due to completed operations coverage under policies issued to contractors and higher than expected legal expenses. At this time, we have not identified any recent trends that would create additional significant reserve uncertainty for this line of business.
Commercial Automobile
At June 30, 2006, our commercial automobile line of business had recorded reserves, net of reinsurance, of $301.2 million, which represented 15% of our total net reserves. This line of business has experienced favorable loss development in recent years driven by a downward trend in large claims. The number of large claims has a high degree of volatility from year-to-year and, therefore, requires a longer period before we would respond to this type of information when establishing reserves. In recent years, we have experienced lower than expected severity in this line of business. We believe this result is driven by trends that are positively affecting the commercial auto insurance market in general, as well as by Selective-specific initiatives, such as: (i) the increase in lower hazard auto business as a percentage of our overall commercial auto book of business, (ii) a re-underwriting of our newest operating region, and (iii) a more proactive approach to loss prevention. If this lower trend in large claims continues, additional favorable reserve development is possible.
Personal Automobile
At June 30, 2006, our personal automobile line of business had recorded reserves, net of reinsurance, of $196.2 million, which represented 10% of our total net reserves. The majority of this business is written in the State of New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades. The most recent change occurred in June 2005, when the New Jersey Supreme Court ruled that the serious life impact standard does not apply to the Automobile Insurance Cost Reduction Act’s limitation on lawsuit threshold. This recent judicial decision has increased the amount of uncertainty surrounding our personal auto reserves, as much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.

Other Lines of Business
At June 30, 2006, no other individual line of business had recorded reserves of more than $50 million, net of reinsurance. At this time, we have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could materially adversely affect our results of operations, equity, business, insurer financial strength and debt ratings.
Highlights of Second Quarter 2006 and Six Months 2006 Results
Financial Highlights

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands, except per share amounts)	2006	2005	Points		2006	2005	Points

Revenues	$455,461	409,143	11%		$898,127	813,182	10%
Net income before cumulative effect of change in accounting principle	41,996	32,078	31		81,975	67,684	21
Net income	41,996	32,078	31		81,975	68,179	20
Diluted net income before cumulative effect of change in accounting principle per share	1.36	1.02	33		2.64	2.15	23
Diluted net income per share	1.36	1.02	33		2.64	2.17	22
Diluted weighted-average outstanding shares	31,237	32,172	(3)%		31,593	32,225	(2)%
GAAP combined ratio	96.5%	96.0	0.5	pts	95.4	95.6	(0.2	)pts
Statutory combined ratio	95.6%	94.9	0.7		94.3	94.2	0.1
Annualized return on average equity	17.1%	14.0	3.1	pts	16.5	14.9	1.6	pts
•	Revenues increased by 11% in Second Quarter 2006 compared to Second Quarter 2005 and 10% in Six Months 2006 compared to Six Months 2005 primarily due to net premiums earned (“NPE”) growth of 7% in Second Quarter 2006 and Six Months 2006 as compared to Second Quarter 2005 and Six Months 2005. Increases in NPE are attributed to the following:
o	Direct voluntary new business written of $79.9 million in Second Quarter 2006 compared to $79.0 million in Second Quarter 2005; and $160.7 million in Six Months 2006 compared to $147.3 million in Six Months 2005;

o	Commercial Lines renewal retention, which increased slightly from 77% in Second Quarter 2005 to 78% in Second Quarter 2006 and remained constant at 79% for Six Months 2006 and Six Months 2005; and

o	Commercial Lines renewal premium price increases, including exposure, that averaged 2.2% in Second Quarter 2006 down from 3.1% in Second Quarter 2005, and 2.8% in Six Months 2006 down from 4.6% in Six Months 2005.
The above items were partially offset by increased competition in the New Jersey personal automobile market, which resulted in a decrease in rates of 1.1% for Second Quarter 2006 compared to Second Quarter 2005 and a decrease in rates of 3.9% for Six Months 2006 as compared to Six Months 2005. As of June 30, 2006, the number of cars we insured decreased 7% as compared to June 30, 2005. Net premiums earned for our New Jersey personal automobile business were $25.8 million for Second Quarter 2006 as compared to $29.8 million for Second Quarter 2005 and $52.4 million for Six Months 2006 as compared to $61.2 million for Six Months 2005.
•	Additional items contributing to the revenue increases were the following:
o	Net investment income earned increased $4.6 million or 14% in Second Quarter 2006 compared to Second Quarter 2005, and increased $8.3 million or 13% in Six Months 2006 compared to Six Month 2005;
▪	The increase in investment income is primarily attributable to higher interest rates coupled with a higher investment asset base resulting from the following: (i) strong operating cash flows of $559.8 million since December 31, 2004, and (ii) our $100.0 million debt offering in the fourth quarter of 2005, partially offset by treasury stock purchases of 1,708,696 shares at a total cost of $91.1 million since December 31, 2004;

o	Net realized gains before tax of $14.5 million in Second Quarter 2006 compared to $0.6 million in Second Quarter 2005, and $21.9 million in net realized gains in Six Months 2006 compared to $5.2 million in Six Months 2005; and

o	Diversified Insurance Services revenue increased $3.1 million or 13% in Second Quarter 2006 compared to Second Quarter 2005, and increased $6.9 million or 14% in Six Months 2006 compared to Six Months 2005.
•	Net income increased by 31% in Second Quarter 2006 and 20% in Six Months 2006 compared to Second Quarter 2005 and Six Months 2005 primarily due to:
o	Commercial Lines underwriting and pricing improvements over the last few years and strong new business growth offset by increased catastrophe losses in Second Quarter 2006 of $2.2 million after tax and Six Months 2006 of $3.7 million after tax compared to Second Quarter 2005 and Six Months 2005;

o	After-tax investment income, which increased $3.9 million, or 15%, for Second Quarter 2006 as compared to Second Quarter 2005 and $7.4 million, or 15% for Six Months 2006 as compared to Six Months 2005 resulting from the higher investment asset base discussed above; and

o	After-tax net realized gains, which increased $9.1 million for Second Quarter 2006 as compared to Second Quarter 2005 and $10.9 million for Six Months 2006 as compared to Six Months 2005, resulting from the sale of certain long-term equity investments.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment derives substantially all of its revenues from insurance policy premiums. We predominantly write annual policies, of which the associated premiums are defined as net premiums written (“NPW”). NPW is recognized as revenue as net premiums earned (“NPE”) ratably over the life of the insurance policy. Expenses fall into three categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.
Our insurance subsidiaries (“Insurance Subsidiaries”) are regulated by each of the states in which they do business. They are required to file financial statements with such states prepared in accordance with accounting principles prescribed by, or permitted by, the Insurance Subsidiary’s state of domicile (“Statutory Accounting Principles” or “SAP”). SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. We evaluate the performance of our Insurance Subsidiaries in accordance with SAP. Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance as well as for industry comparative purposes.
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

SAP differs in many ways from GAAP, under which we are required to report our financial results to the SEC, but the most notable differences impacting our reported net income are as follows:
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
We primarily use SAP information to monitor and manage our results of operations. We believe that providing SAP financial information for our Insurance Operations segment helps our investors, agents, and customers better evaluate the underwriting success of our insurance business.
Summary of Insurance Operations
All Lines

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$395,621	369,621	7%		827,610	766,399	8%

NPE	374,755	350,452	7		744,912	693,192	7
Less:
Losses and loss expenses incurred	241,563	225,794	7		475,263	444,231	7
Net underwriting expenses incurred	119,030	109,597	9		233,337	216,006	8
Dividends to policyholders	1,090	1,094	—		2,298	2,342	(2)

Underwriting income	$13,072	13,967	(6)%		34,014	30,613	11%

GAAP Ratios:
Loss and loss expense ratio	64.5%	64.4	0.1	pts	63.8%	64.1	(0.3	)pts

Underwriting expense ratio	31.7%	31.3	0.4		31.3%	31.2	0.1
Dividends to policyholders ratio	0.3%	0.3	—		0.3%	0.3	—

Combined ratio	96.5%	96.0	0.5		95.4%	95.6	(0.2)

Statutory Ratios: [1]
Loss and loss expense ratio	64.1%	63.9	0.2		63.5%	64.0	(0.5)
Underwriting expense ratio	31.2%	30.7	0.5		30.5%	29.9	0.6
Dividends to policyholders ratio	0.3%	0.3	—		0.3%	0.3	—

Combined ratio	95.6%	94.9	0.7	pts	94.3%	94.2	0.1	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 96.2% for Second Quarter 2006 and 94.8% for Six Months 2006 compared to 95.5% for Second Quarter 2005 and 94.6% for Six Months 2005.
•	NPW increased due to:
o	Direct voluntary new business written of $79.9 million in Second Quarter 2006 compared to $79.0 million in Second Quarter 2005; and $160.7 million in Six Months 2006 compared to $147.3 million in Six Months 2005.

o	Commercial Lines renewal retention increased slightly in Second Quarter 2006 compared to Second Quarter 2005 and remained level in Six Months 2006 compared to Six Months 2005.

o	Commercial Lines renewal premium price increases, including exposure, that averaged 2.2% in Second Quarter 2006 and 2.8% in Six Months 2006 compared to 3.1% in Second Quarter 2005 and 4.6% in Six Months 2005.
These increases were partially offset by a 1.1% decrease in New Jersey personal automobile rates resulting from increased competition for Second Quarter 2006 as compared to Second Quarter 2005 and a decrease in rates of 3.9% for Six Months 2006 as compared to Six Months 2005. As of June 30, 2006, the number of cars we insured decreased 7% as compared to June 30, 2005. Net premiums written for our New Jersey personal automobile business were $25.5 million for Second Quarter 2006 as compared to $27.5 million for Second Quarter 2005 and $50.7 million for Six Months 2006 as compared to $55.5 million for Six Months 2005.

Insurance Operations Outlook
In 2005, according to the Insurance Information Institute, the property and casualty insurance industry incurred a record $60 billion in catastrophe losses on more than 3.3 million claims and recorded a statutory combined ratio of 100.9%. The reinsurance industry, however, bore the brunt of these losses with a statutory combined ratio of 129%. Consequently, reinsurance premiums have increased in 2006. The growth in our book of business, along with the hardening of the reinsurance market as a result of recent catastrophic losses, and changes in reinsurers’ models of catastrophic risk have led to higher property catastrophe costs in 2006 compared to 2005. In addition to higher property catastrophe reinsurance costs, we also anticipate continued pricing pressure in the primary market in 2006, which is evidenced by Commercial Lines renewal price increases, including exposure, of 2.2%, for Second Quarter 2006 compared to 3.1% for Second Quarter 2005. Renewal price increases, including exposure, were 2.8% for Six Months 2006 compared to 4.6% for Six Months 2005. The continuance of this competitive pricing environment on commercial lines will exert pressure on the future profitability of this book of business. Barring excessive catastrophe losses, we are anticipating achieving an underwriting profit for a third consecutive year in 2006. In Second Quarter 2006, our commercial lines net premiums written growth of 7%, was more than three times the A.M. Best industry estimated growth rate for 2006.
We anticipate our profitability in 2006 will continue to be driven by our field strategy, which we consider to be a key competitive advantage that allows us to maneuver more favorably through challenging market conditions. This field strategy allows us to grow our new business with our agencies. The strategic initiatives we are implementing to increase the effectiveness of our field strategy are as follows:
•	Market Planning. Through business demographic and geographic analysis, this strategy: (i) identifies underserved markets in existing territories; (ii) identifies other areas for potential organic growth that may require additional agent appointments or field underwriter deployment; and (iii) enhances our ability to replicate success across different markets;

•	Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions; and

•	Workers Compensation. This strategy includes six key underwriting initiatives that focus on predictive modeling, premium leakage, premium audit procedures, and other operational improvements.
Terrorism continues to remain an overall industry concern. Terrorism coverage is mandatory for all workers compensation primary policies. In addition, out of the twenty primary states in which we write insurance business, ten require coverage for fire following an act of terrorism under commercial property policies. The two-year extension of the Terrorism Risk Insurance Act of 2002 (“TRIA”) that was approved by Congress on December 22, 2005, will serve to mitigate our exposure in the event of a large-scale terrorist attack; however, our deductible is substantial at $160 million in 2006. We continue to monitor concentrations of risk and have purchased a separate terrorism treaty to supplement our protection to this unknown exposure.
Technology also continues to play a critical role in our success. Our leading edge agency integration technology, xSelerate, is creating new business opportunities by allowing for the automated movement of key underwriting data from an agent’s management system to our systems. This technology allows for seamless quoting and rating capabilities, which is an example of why we are ranked so highly by our agents for “ease of doing business.” We have begun to implement MATRIX, our personal auto knowledge-based rating model, which will support our pricing redesign for our automobile business in an effort to increase our competitive position.
On April 19, 2006, A.M. Best reaffirmed the A+ (Superior) financial strength rating for our insurance subsidiaries for the 45th consecutive year. In support of the rating, A.M. Best cited our “solid capitalization, historically favorable operating performance and strong regional presence within the small commercial lines business segment.” As less than 9% of personal and commercial lines carriers attain an A+ rating, this is a competitive advantage that reinforces our agents’ decision to make us their carrier of choice. On July 25, 2006, Standard and Poor’s Insurance Rating Services (“S&P”) raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility.

We recently formed a new company, Selective Auto Insurance Company of New Jersey (“SAICNJ”), which is domiciled in the State of New Jersey. This company currently is not rated, but began writing business on July 1, 2006. Upon approval of certain regulatory filings with the domiciliary regulators of our Insurance Subsidiaries, we expect A.M. Best to give SAICNJ the same rating as the other insurance subsidiaries.
Review of Underwriting Results by Line of Business
Commercial Lines Results
Commercial Lines

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$340,722	317,489	7%		711,363	665,657	7%

NPE	320,909	298,213	8		636,590	587,339	8
Less:
Losses and loss expenses incurred	204,065	182,283	12		400,044	363,220	10
Net underwriting expenses incurred	102,481	94,673	8		198,179	188,078	5
Dividends to policyholders	1,090	1,094	—		2,298	2,342	(2)

Underwriting income	$13,273	20,163	(34)%		36,069	33,699	7%

GAAP Ratios:
Loss and loss expense ratio	63.6%	61.1	2.5	pts	62.8%	61.8	1.0	pts
Underwriting expense ratio	32.0%	31.7	0.3		31.1%	32.0	(0.9)
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.4%	0.4	—

Combined ratio	95.9%	93.2	2.7		94.3%	94.2	0.1

Statutory Ratios:
Loss and loss expense ratio	63.4%	60.6	2.8		62.6%	61.9	0.7
Underwriting expense ratio	31.7%	31.4	0.3		30.6%	30.3	0.3
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.4%	0.4	—

Combined ratio	95.4%	92.4	3.0	pts	93.6%	92.6	1.0	pts

•	The increases in NPW and NPE were the result of:
o	Direct voluntary new business written of $71.1 million for Second Quarter 2006, a 3% increase compared to $69.2 million in direct voluntary new business written in Second Quarter 2005; and $142.9 million in direct voluntary new business written in Six Months 2006, a 10% increase when compared to $130.4 million for Six Months 2005;

o	Year-on-year renewal retention increased slightly for Second Quarter 2006 and remained level for Six Months 2006; and

o	Renewal premium price increases, including exposure, that averaged 2.2% for Second Quarter 2006 and 2.8% for Six Months 2006 compared to 3.1% for Second Quarter 2005 and 4.6% for Six Months 2005.
•	The increase in the GAAP combined ratio is attributable to increases in catastrophe losses incurred primarily in Commercial Property for Second Quarter 2006 and Six Months 2006 compared to Second Quarter 2005 and Six Months 2005.
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$109,945	97,800	12%		227,620	201,960	13%
Statutory NPE	101,967	88,994	15		201,056	175,009	15
Statutory combined ratio	94.3%	96.0	(1.7	)pts	94.1%	95.5	(1.4	)pts
% of total statutory commercial NPW	32%	31			32%	30

The profitability in this line of business reflects our long-term improvement strategy incorporating the following: (i) focusing our contractor growth on business segments with lower completed operations exposures; (ii) requiring subcontractors to carry equal insurance limits, up to $1.0 million, to those carried by the general contractors; (iii) placing mold limitations or exclusions on most policies; and (iv) requiring that our insured be named on any potential subcontractors’ policy as an additional insured on a primary and noncontributory basis. The policy count on this line of business increased 9% as of June 30, 2006 as compared to June 30, 2005.
Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$84,103	78,272	7%		177,998	169,317	5%
Statutory NPE	77,519	73,839	5		153,335	143,103	7
Statutory combined ratio	111.0%	115.7	(4.7	)pts	110.6%	112.2	(1.6	)pts
% of total statutory commercial NPW	25%	24			25%	25
Statutory net premiums written for our workers compensation line of business increased 7% for Second Quarter 2006 compared to Second Quarter 2005 and increased 5% for Six Months 2006 compared to Six Months 2005. Contributing to these increases were renewal price increases, including exposure, of 8.0% for Second Quarter 2006 and 8.1% for Six Months 2006. Loss trends for this line of business remained relatively flat for the twelve-month period ended June 30, 2006.
We continue to execute on our multi-faceted workers compensation strategy aimed at reducing the statutory combined ratio by seven points over the next two years. One facet of this strategy is to rank our operating states in tiers and target the most preferred states to achieve profitability. Workers compensation direct new business premium increased 20% for Second Quarter 2006 as compared to Second Quarter 2005 and 32% for Six Months 2006 as compared to Six Months 2005. Growth in our targeted states represents 76% of our new business for Second Quarter 2006.
Another facet of our workers compensation strategy is predictive modeling. The first predictive model for workers compensation was introduced in Second Quarter 2006 which provides us tools to focus on accounts that could be unprofitable and re-underwrite the workers compensation book more efficiently. For example, we have identified that account size is predictive of profitability. We are pursuing strategies to grow the types of accounts that we have identified to be the most profitable. As of June 30, 2006, policy counts on this total line of business increased 5% when compared to June 30, 2005. We are also looking at premiums written to ensure that they are reflective of the proper classes and payrolls for our workers compensation exposure.
The statutory combined ratio improved 4.7 points from Second Quarter 2006 compared to Second Quarter 2005, and improved 1.6 points Six Months 2006 compared to Six Months 2005. While our performance in this line reflects substantial progress, we do not expect that our future progress towards a seven point reduction will be as dramatic each quarter.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$81,726	81,453	—%		173,770	171,915	1%
Statutory NPE	80,054	78,499	2		160,565	156,148	3
Statutory combined ratio	88.2%	83.7	4.5	pts	85.2%	84.4	0.8	pts
% of total statutory commercial NPW	24%	26			24%	26
Continued strong performance in this line is the result of underwriting and pricing improvements over the last several years. As we continue to write accounts and grow this book of business, we have implemented granular rate decreases to remain competitive in the current marketplace. The policy count on this line of business increased 6% as of June 30, 2006 as compared to June 30, 2005 and renewal price decreased 0.6% in Six Months 2006, compared to a 2.0% increase in Six Months 2005.
Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$47,109	43,481	8%		96,327	89,246	8%
Statutory NPE	45,044	41,172	9		89,434	81,383	10
Statutory combined ratio	85.6%	62.4	23.2	pts	82.7%	69.7	13.0	pts
% of total statutory commercial NPW	14%	14			14%	14
The statutory combined ratio of our commercial property results was 85.6% for Second Quarter 2006 and 82.7% for Six Months 2006, compared to 62.4% for Second Quarter 2005 and 69.7% for Six Months 2005. Contributing to the increases in the statutory combined ratios for the current periods are catastrophe losses of $2.8 million, or 6.2 points, in Second Quarter 2006 compared to $0.3 million, or 0.8 points, in Second Quarter 2005 and $5.3 million, or 5.9 points, in Six Months 2006 compared to $0.3 million, or 0.4 points, in Six Months 2005. In addition, large property losses in 2005 were unusually low compared to the more normalized trend we are experiencing this year. Despite the increased losses this year, 2006 results continue to be strong as this line of business is benefiting from underwriting improvements over the past five years, including better insurance-to-value estimates across our book of business, a shift to risks of better construction quality and newer buildings, and an overall focus on low-to-medium hazard property exposures. The policy count on this line of business increased 6% as of June 30, 2006 as compared to June 30, 2005.
Business Owners’ Policy

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$12,661	11,518	10%		25,422	23,563	8%
Statutory NPE	11,997	11,550	4		23,791	23,476	1
Statutory combined ratio	99.4%	90.7	8.7	pts	91.3%	98.2	(6.9	)pts
% of total statutory commercial NPW	4%	4			4%	4
Statutory net premiums written for Second Quarter 2006 increased 10% compared to Second Quarter 2005 and increased 8% for Six Months 2006 compared to 2005. The statutory combined ratio for our BOP line of business improved almost 7 points for Six Months 2006 compared to Six Months 2005, despite an 8.7 point increase in the statutory combined ratio in Second Quarter 2006 versus Second Quarter 2005. The statutory combined ratios were impacted by catastrophe losses of 4.2 points in Second Quarter 2006 as compared to 2.0 points in Second Quarter 2005 and 1.7 points in Six Months 2006 compared to 2.3 points in Six Months 2005. The Second Quarter 2006 results also include increased loss severity as compared to Second Quarter 2005.

The policy count on this line of business increased 12% as of June 30, 2006 compared to June 30, 2005. This line has achieved its third consecutive quarter of a combined ratio under 100%. This improvement is the result of our completed BOP correction plan that included pricing and underwriting actions focused on eliminating certain consistently unprofitable classes of business and growing more profitable segments. With our BOP correction plan completed and our BOP rewrite in place in all of our states, we are beginning to see our new business increase. Direct new business for Six Months 2006 was up 24% as compared to Six Months 2005.
Bonds

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$4,947	4,591	8%		9,306	8,807	6%
Statutory NPE	4,370	3,983	10		8,296	7,855	6
Statutory combined ratio	82.1%	73.1	9.0	pts	84.0%	75.0	9.0	pts
% of total statutory commercial NPW	1%	1			1%	1
Profitability in this line of business is driven by enhancements to the bond underwriting process, including the successful rollout of our automated bond system in 2005. Results for Second Quarter 2006 and Six Months 2006 compared to Second Quarter 2005 and Six Months 2005 were negatively impacted by ceded reinstatement premiums, which added 0.6 points to the statutory combined ratio for Second Quarter 2006 and 4.0 points for Six Months 2006. These ceded reinstatement premiums became necessary as a result of loss activity that exceeded our expectations in number and severity.
Commercial Lines Outlook
A major factor in the ongoing performance of our Commercial Lines business is the state of pricing in the marketplace. There is increased pressure to reduce prices in order to maintain or build market share, which has led to modestly negative overall price trends. Exclusive of other company initiatives to enhance profitability, these pricing trends combined with increasing loss trends would increase future combined ratios. We focus our efforts on the following three commercial line market segments:
•	Small business accounts;

•	Middle market business; and

•	Large business accounts.
With a company-wide average account size of about $11,000, the bulk of our business is in the small to middle market, which historically has been less price sensitive. Our small market business can be written through our Internet-based One & Done system’s automatic underwriting template. For Second Quarter 2006, we averaged $190,000 premiums written per work day through this system. Nearly 95% of our agents are using One & Done and we are experiencing broad-based growth in many segments. At June 30, 2006, there were 335 eligible classes of business in One & Done, which we expect to increase to 375 by year end.
Selective’s strong field force, particularly our agency management specialists (“AMSs”), continue to drive growth in the middle market. For us, middle market accounts range from about $10,000 in premium up to $250,000. Seven AMSs were added in 2006 bringing the total to 82. Based on annualized six month numbers for 2006, each AMS will generate about $2.5 million in middle market commercial new business.
We have seen the greatest level of price competition in our large account sector, which we write through our Selective Risk Managers (“SRM”). SRM handles accounts with policy premium in excess of $250,000, or $150,000 for a single line of business. SRM business accounts for approximately 11% of our premium volume.
While we expect a continued trend in competitive pricing for our large accounts, we also anticipate some level of pricing pressure for all of our market segments over the course of the year.

Personal Lines Results
Personal Lines

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$54,899	52,132	5%		116,247	100,742	15%

NPE	53,846	52,239	3		108,322	105,853	2
Less:
Losses and loss expenses incurred	37,498	43,511	(14)		75,219	81,011	(7)
Net underwriting expenses incurred	16,549	14,924	11		35,158	27,928	26

Underwriting income (loss)	$(201)	(6,196)	97%		(2,055)	(3,086)	33%

GAAP Ratios:
Loss and loss expense ratio	69.6%	83.3	(13.7	)pts	69.4%	76.5	(7.1	)pts
Underwriting expense ratio	30.8%	28.6	2.2		32.5%	26.4	6.1

Combined ratio	100.4%	111.9	(11.5)		101.9%	102.9	(1.0)

Statutory Ratios:[1]
Loss and loss expense ratio	69.1%	82.1	(13.0)		69.0%	75.7	(6.7)
Underwriting expense ratio	27.5%	26.9	0.6		29.3%	26.9	2.4
Combined ratio	96.6%	109.0	(12.4	)pts	98.3%	102.6	(4.3	)pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines Statutory Combined Ratio excluding flood is 101.1% for Second Quarter 2006 and 102.4% for Six Months 2006 compared to 113.1% for Second Quarter 2005 and 106.0% for Six Months 2005.
The increase in NPW for personal lines business reflects the impact of the termination of the New Jersey Homeowners Property 75% Quota Share Treaty (“Quota Share Treaty”) on January 1, 2006. Excluding the impact of this treaty, NPW for this line would have decreased 5% for Second Quarter 2006 compared to Second Quarter 2005 as well as for Six Months 2006 compared to Six Months 2005. This decrease is the result of increased competition in the New Jersey personal automobile market. This increased competition, mainly from direct insurance writers that have entered the marketplace, resulted in a decrease in personal auto policy rates of 1.1% for Second Quarter 2006 as compared to Second Quarter 2005 and a decrease in personal auto policy rates of 3.9% for Six Months 2006 as compared to Six Months 2005. As of June 30, 2006, the number of cars we insure decreased 7% compared to June 30, 2005. Partially offsetting the impact of the increased competition was a 6% increase in direct premiums written in our homeowners’ line of business for both the Second Quarter 2006 and Six Month 2006 periods as compared to the prior year.
Personal Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$37,254	39,968	(7)%		73,310	79,150	(7)%
Statutory NPE	37,274	41,481	(10)%		75,350	84,471	(11)%
Statutory combined ratio	102.2%	118.1	(15.9	)pts	102.2%	108.5	(6.3	)pts
% of total statutory personal NPW	68%	77			63%	79
The statutory combined ratio for Second Quarter 2006 compared to Second Quarter 2005 decreased almost 16 points, and decreased 6.3 points for Six Months 2006 compared to Six Months 2005. The Second Quarter 2005 and Six Months 2005 results for this line of business were significantly impacted by our reserving actions taken in light of a New Jersey Supreme Court decision in 2005. This decision eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act (“AICRA”) and resulted in an increase to our reserves of $13.0 million. The implementation of AICRA, combined with our rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the two years previous to the Supreme Court ruling. However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation resulted in the elimination of an excess profits reserve of $5.5 million in Second Quarter 2005. The $7.5 million net impact of these reserving actions increased the personal automobile statutory combined ratio by 18.0 points for

Second Quarter 2005 and 8.9 points for Six Months 2005. Excluding the impact of these reserving actions, the statutory combined ratio increased 2.1 points for Second Quarter 2006 compared to Second Quarter 2005 and 2.6 points for Six Months 2006 compared to Six Months 2005. This increase in the statutory combined ratios, as well as the decreases in NPW and NPE, are the result of the highly competitive nature of the New Jersey personal automobile market, which contains many new market entrants, including well-capitalized national carriers. This increased competition, coupled with our rating plans that were not competitive due to a historically restrictive regulatory environment, has led to overall pricing pressure in the Personal Automobile line of business. We have addressed this issue through the implementation of our MATRIX program, as discussed in the “Personal Lines Outlook” below.
Homeowners

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$16,146	10,567	53%		39,668	18,463	115%
Statutory NPE	14,696	9,234	59%		29,223	18,283	60%
Statutory combined ratio	99.3%	94.8	4.5	pts	102.5%	97.0	5.5	pts
% of total statutory personal NPW	29%	20			34%	18
Statutory NPW for Second Quarter 2006 as compared to Second Quarter 2005 increased as a result of the termination of the Quota Share Treaty on January 1, 2006. The termination resulted in a return of ceded premium in the first quarter of 2006 as well as the retention of homeowners’ business that had previously been ceded. An increase in direct premiums written of 6% for Second Quarter 2006 and Six Months 2006 as compared to the same periods in 2005, also contributed to the increase in statutory net premiums written in 2006.
The Second Quarter 2006 statutory combined ratio of 99.3% was negatively impacted by 10.9 points of catastrophe losses, while the Second Quarter 2005 ratio of 94.8% included only 1.4 points in catastrophe losses. For Six Months 2006, the statutory combined ratio of 102.5% contained 8.0 points of catastrophe losses, while the Six Months 2005 ratio of 97.0% contained only 1.7 points of catastrophe losses.
Personal Lines Outlook
Personal Lines comprise nearly half of all U.S. property and casualty premiums and 47% of these personal line premiums are generated in our 20 primary operating states. Independent agents control about 35% of the total personal lines market share and we believe they will continue to be a factor in the personal lines marketplace. Our strategy is designed to differentiate Selective from the other companies that compete in the agency channel through market consistency, breadth of appetite, mitigation of potential catastrophic risk exposure, and ease of doing business. To improve our competitive position in the overall personal lines markets in each of our primary operating states, we have taken the following strategic steps:
•	Management Restructure: We have realigned the Personal Lines management roles to place a greater emphasis on product management, marketing, and project management.

•	Pricing Design: Our pricing redesign for our automobile business will be implemented in all of our personal lines states in 2006, beginning with New Jersey. We have begun to implement MATRIX, our personal auto knowledge-based rating model. We will be implementing a new pricing structure for our homeowners business in mid-to-late 2007. MATRIX will provide increased pricing flexibility and will allow us to successfully underwrite a greater share of our agents’ personal auto business.

•	Technology: With the rollout of SelectPlus™, our personal lines automated underwriting system, over 80 percent of our agents are inputting data directly into the system for new business and almost 50 percent are issuing endorsements through the system. We expect to introduce xSelerate for use in our Personal Lines business in the third quarter of 2006, which will allow seamless integration of our system with our agents’ management systems.

•	Service Center: We opened our Personal Lines Service Center in Second Quarter 2006 for a pilot group of New Jersey agents. This service center will allow us to assume certain policyholder service duties from our agents so that they may concentrate on sales and improved service to larger, more complex, business. The rollout of the center to other Personal Lines states is expected to occur in 2007. We believe the Personal Lines Service Center will be a selling point for new business opportunities with agents.

Reinsurance
We have successfully completed negotiations of our July 1, 2006 excess of loss treaties with highlights as follows:
Property Excess of Loss
•	The treaty was renewed with the same limit of $23.0 million in excess of a $2.0 million retention.

•	Terrorism (excluding nuclear biological, radiological or chemical events, which are covered under our Terrorism treaty of $45.0 million excess $15.0 million in the aggregate) and per occurrence aggregate limits of $46.5 million reflect a moderate reduction in the upper layer aggregate limits from the expiring $54.0 million.

•	The estimated ceded premium is $8.7 million, a reduction from the expiring $9.1 million ceded premium.
Casualty Excess of Loss
•	The treaty structure remained unchanged. Continuing provisions include:
o	The Workers Compensation Only treaty renewed with a $3.0 million excess $2.0 million cover.

o	The Casualty All In treaty, which covers all of our casualty business, including workers compensation, renewed with a $45.0 million excess of $5.0 million cover.
•	The overall estimated premium of $14.1 million as compared to the $13.5 million premium in the expiring treaty reflects fluctuations in the rate and an expected increase in the subject premium.

•	Annual aggregate terrorism limits of $115.0 million for both treaties renewed without changes; nuclear, biological, chemical and radiological losses continue to be excluded, with coverage for these risks provided by our Terrorism treaty.
Property Catastrophe Excess of Loss
During May 2006, Risk Management Solutions Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its US Hurricane model. RMS v.6.0 now provides results on both a “stochastic” five-year view and the traditional, longer-term “historic” view. RMS v.6.0 was influenced by RMS’s analysis of the 2004 and 2005 hurricane seasons, as well as a prospective view that hurricane activity in the Atlantic Basin will be above historical averages in the short to medium term (five years). As a result of these model changes, previously modeled portfolios industry-wide generated significant increases in projected loss amounts. Consequently, effective June 15, 2006, we placed an additional $30 million of coverage on top of our existing $220 million in excess of $20 million program (with 5% co-participation in all layers). The combined program provides $237.5 million of coverage, net of co-participation, in excess of $20 million retention per occurrence and aggregate annual limits of $475.0 million. The following table presents RMS v.6.0 modeled hurricane losses based on Selective’s property portfolio:

($ in thousands)	Stochastic Basis			Historic Basis
	Gross		Net Losses	Gross		Net Losses
Occurrence Exceedence	Losses RMS	Net	as a percent	Losses RMS	Net	as a percent
Probability	v.6.0	Losses[1]	of Equity [2]	v.6.0	Losses[1]	of Equity [2]

4.00% (1 in 25 year event )	$55,384	$16,812	2%	$39,485	$15,227	2%
2.00% (1 in 50 year event)	$105,936	$20,324	2%	$79,965	$18,560	2%
1.00% (1 in 100 year event)	$193,392	$25,239	3%	$151,680	$22,940	2%
0.40% (1 in 250 year event)	$389,913	$107,605	11%	$322,380	$63,709	6%

[1]	Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premium.

[2]	Equity as of 6/30/06.
Our current catastrophe program provides protection for a 1 in 150 year event, or an event with 0.7% probability according to the RMS v.6.0 stochastic model, and for a 1 in 200 year event, or an event with 0.5% probability according to RMS v.6.0 historic model. The new layer increased the cost of our catastrophe excess of loss program by $1.4 million.

Investments
Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to exceed a weighted-average benchmark of public equity indices. The risk objectives for all portfolios are to ensure investments are being structured with a focus on: (i) asset diversification, (ii) investment quality, (iii) liquidity, (iv) consideration of taxes, and (v) preservation of capital. Managing investment risk by adhering to these objectives is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, and enhance our financial strength and underwriting capacity. The following table presents the Moody’s Investor Service and Standard & Poor’s ratings of our fixed maturity portfolio, which demonstrates the quality of our investment portfolio:

	Unaudited
	June 30,	December 31,
Rating	2006	2005

Aaa/AAA	71%	68%
Aa/AA	19%	19%
A/A	8%	10%
Baa/BBB	2%	3%

Total	100%	100%

Our fixed maturity investments represent 82% of total invested assets. We continue to invest our fixed maturity portfolio primarily in intermediate-term securities to manage overall interest rate risk. The average duration of the fixed maturity portfolio, excluding short-term investments, was 4.1 years at June 30, 2006 compared to 4.4 years at June 30, 2005. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and mitigate interest rate risk. To provide liquidity, while maintaining consistent performance, fixed maturity investments are “laddered” so that some issues are always approaching maturity and provide a source of predictable cash flow in the ordinary course of business.
Summary of Investments

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Net investment income – before tax	$37,390	32,747	14%		$73,392	65,109	13%
Net investment income – after tax	29,098	25,230	15		57,276	49,893	15
Total invested assets					3,240,476	2,960,847	9
Effective tax rate	22.2%	23.0	(0.8	)pts	22.0%	23.4	(1.4	)pts
Annual after-tax yield on investment portfolio					3.5	3.4	0.1
The increases in net investment income, before taxes were primarily the result of increased invested assets in fixed maturity securities, short-term investments, and alternative investments driven by substantial increases in investable cash flows of $460.4 million for full year 2005, which included proceeds of $100 million from the November 2005 debt offering, and $41.6 million of investable cash flows in Six Months 2006. This increase was partially offset by our use of a portion of our short-term investments to fund treasury stock purchases of 335,264 shares for approximately $16.3 million for full year 2005 and 421,532 shares for approximately $22.6 million for Second Quarter 2006 and 1,373,432 shares for approximately $74.7 million in Six Months 2006.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $14.5 million in Second Quarter 2006 compared to $0.6 million of net realized gains in Second Quarter 2005, and $21.9 million in net realized gains in Six Months 2006 compared to $5.2 million in realized gains in Six Months 2005. The majority of the increase in net realized gains for both the Second Quarter 2006 and Six Months 2006 reflects the sale of certain long-term equity investments as part of a sector and portfolio reallocation effort. There were no write-downs in Second Quarter 2006 or Six Months 2006. Net realized gains include impairment charges from one write-down for other than temporary declines in fair value of $1.2 million for Second Quarter 2005 and Six Months 2005. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio. Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes. We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Purchases and sales are made with the intent of maximizing future investment returns, while providing liquidity to meet future claims obligations.
The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Six Months ended	Six Months ended
($ in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Held-to-maturity fixed maturities
Gains	$—	41	—	46
Losses	—	—	—	—
Available-for-sale fixed maturities
Gains	1,392	185	1,908	376
Losses	(4,111)	(1,166)	(5,868)	(1,943)
Available-for-sale equity securities
Gains	19,010	3,365	27,906	8,661
Losses	(1,804)	(1,866)	(2,092)	(1,983)

Total net realized gains	$14,487	559	21,854	5,157

The securities sold in Second Quarter 2006 and 2005 have not diminished the overall liquidity of our portfolio because of the high quality and active market for our investment portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities. For a further discussion of our liquidity requirements, refer to the “Financial Condition, Liquidity and Capital Resources” section below.

We realized gains and losses from the sale of available-for-sale debt and equity securities during Second Quarter and Six Months 2006 and Second Quarter and Six Months 2005. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	June 30, 2006		June 30, 2005
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$59.0	1.0	7.1	0.1
7 – 12 months	50.7	2.1	14.9	0.2
Greater than 12 months	10.6	0.7	12.4	0.4

Total fixed maturities	120.3	3.8	34.4	0.7

Equity Securities:
0 – 6 months	5.4	1.2	2.1	0.7
7 – 12 months	1.6	0.6	—	—
Greater than 12 months	—	—	—	—

Total equity securities	7.0	1.8	2.1	0.7

Total	$127.3	5.6	36.5	1.4

Period of time in an	Unaudited		Unaudited
unrealized loss position	Six Months ended		Six Months ended
($ in millions)	June 30, 2006		June 30, 2005
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$93.8	1.5	29.8	0.5
7 – 12 months	66.0	2.4	14.9	0.2
Greater than 12 months	24.3	1.1	18.2	0.7

Total fixed maturities	184.1	5.0	62.9	1.4

Equity Securities:
0 – 6 months	8.0	1.4	2.7	0.8
7 – 12 months	2.4	0.7	—	—
Greater than 12 months	—	—	—	—

Total equity securities	10.4	2.1	2.7	0.8

Total	$194.5	7.1	65.6	2.2

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk during the period that the individual security was sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position as of June 30, 2006 and December 31, 2005:

Period of time in an unrealized loss	Unaudited
Position	June 30, 2006		December 31, 2005
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss

Fixed maturities:
0 – 6 months	$890.2	12.3	962.7	8.0
7 – 12 months	854.8	22.4	164.8	3.0
Greater than 12 months	241.9	7.4	124.1	3.4

Total fixed maturities	1,986.9	42.1	1,251.6	14.4

Equities:
0 – 6 months	37.4	2.0	7.4	0.4
7 – 12 months	0.3	0.1	2.0	0.1
Greater than 12 months	—	—	—	—

Total equity securities	37.7	2.1	9.4	0.5

Total	$2,024.6	44.2	1,261.0	14.9

Ten-year U.S. Treasury yields rose .75 basis points in Six Months 2006 to 5.14%, which contributed to our increase in unrealized losses during the corresponding period. Our assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.
The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at June 30, 2006 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value

One year or less	$94.4	93.8
Due after one year through five years	848.4	832.5
Due after five years through ten years	1,000.3	976.3
Due after ten years through fifteen years	85.9	84.3

Total	$2,029.0	1,986.9

Investments Outlook
The financial markets continued to be volatile in Second Quarter 2006. The Federal Reserve increased the Federal Funds rate twice in 25 basis point increments to 5.25% to combat perceived inflationary pressures. Economic indicators for the U.S. economy continue to be strong, but growth estimates are coming down. Additionally, global liquidity is having a major impact on the U.S. economy and weaker consumer spending is expected. U.S. interest yield curve action during the second quarter was impacted by monetary policy uncertainty and inflation concerns related spiking energy costs. Ten-year U.S. Treasury yields reached 5.14% at the end of Second Quarter 2006, up from 4.39% at year-end 2005. In light of these market conditions, we believe that pre-tax investment income in our fixed maturity portfolio will continue to grow as a result of strong cash flow from Insurance Operations and the rise in interest rates. Our overall portfolio yield is beginning to increase as older bonds mature and are replaced by higher yielding bonds. To manage our interest rate risk, we aim to keep portfolio duration stable and to maintain a well-laddered maturity structure for our fixed maturity portfolio.
The equity markets are facing the fear that a slowdown in the housing sector will dampen consumer spending, and concern that a rising Federal Funds rate will lead to a protracted economic slowdown and hence lower stock valuations and prices. In addition, the on-going political instability in the Middle East, with the resultant effect on world oil prices, will continue to impact stock valuations. With regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations. Additionally, our alternative investment portfolio has performed well over the past few years, and as a result, we are looking to modestly grow this investment class as a percentage of our overall portfolio, which should contribute to lowering our overall portfolio risk given that these investments have a low correlation to other investment asset classes.

Diversified Insurance Services Segment
In December 2005, we sold our 100% ownership in CHN Solutions (Alta Services LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the managed care component of the Diversified Insurance Services segment, for $16.4 million, resulting in an after-tax net loss of $2.6 million. For further information regarding this divestiture, see Note 8 in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing (“HR Outsourcing”) and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During Second Quarter 2006, these operations provided a contribution of $0.09 per diluted share compared to $0.08 per diluted share in Second Quarter 2005, and $0.16 per diluted share compared to $0.12 per diluted share for the comparable six month periods. Contributions from the Diversified Insurance Services segment, particularly the Flood business, continue to provide a level of mitigation to the adverse impact that catastrophe losses have on our Insurance Operations segment. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,		% Change		June 30,		% Change
($ in thousands)	2006	2005	or Points		2006	2005	or Points

HR Outsourcing
Revenue	$15,751	14,956	5%		$32,901	30,563	8%
Pre-tax profit	1,075	1,040	3		1,867	1,523	23
Flood Insurance
Revenue	10,543	8,477	24		19,464	15,369	27
Pre-tax profit	2,430	2,161	12		4,650	3,481	34
Other
Revenue	1,256	1,048	20		2,462	2,034	21
Pre-tax profit	646	506	28		1,165	920	27
Total
Revenue	27,550	24,481	13		54,827	47,966	14
Pre-tax profit	4,151	3,707	12		7,682	5,924	30
After-tax profit	2,754	2,461	12		5,113	3,928	30
After-tax return on revenue	10.0%	10.1	(0.1	)pts	9.3%	8.2	1.1	pts
HR Outsourcing
•	Profitability improvements in our HR Outsourcing business in Second Quarter 2006 compared to Second Quarter 2005 are mainly due to (i) increased average administration fee per worksite employee to $651 for Six Months 2006 compared to $639 for Six Months 2005; (ii) higher margins, particularly on our workers compensation business; and (iii) an increase in our number of worksite lives, as described below.

•	As of June 30, 2006, our worksite lives were up 10% to 26,268 compared to 23,885 as of June 30, 2005. To improve sales, during the first quarter of 2006 we unveiled a new marketing strategy and a new agent commission structure for our basic human resources outsourcing product, which we refer to as our employer protection program (“EPP”). The EPP is designed to assist business owners in managing the risk of employee-related liabilities.

Flood Insurance
Pre-tax profit increased as a result of the following:
•	An increase in flood premium in force of 24%. In force premium was $103.9 million on approximately 244,000 policies at June 30, 2006, compared to in force premium of $84.1 million on approximately 198,000 policies at June 30, 2005; and

•	Increases in the pre-tax marketing bonus from the National Flood Insurance Program (“NFIP”) of 71% to $0.6 million in Second Quarter 2006 compared to Second Quarter 2005 and 136% to $1.6 million in Six Months 2006 compared to Six Months 2005. These increases were offset by a decrease in the fee paid to us by the NFIP effective for the fiscal year beginning on October 1, 2005 from 31.2% to 30.8%.
Diversified Insurance Services Outlook
Our HR Outsourcing products offer an additional potential agency revenue stream for our independent agents. In Second Quarter 2006 we continued to reposition the human resource outsourcing products as the EPP, which assists business owners in managing the risk of employee-related liabilities. Agent training regarding the EPP is currently underway and based on initial positive feedback, we expect to recognize some synergies created from this product in 2006.
Our ability to provide flood insurance is a significant component of our Diversified Insurance Services strategy. Information provided by the Federal Emergency Management Agency (“FEMA”) in 2004 indicated that total flood insurance premium written was approximately $2 billion. In 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses currently estimated by FEMA to be in excess of $20 billion. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the Federal agency’s funding authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity. At this point, it is uncertain what impact, if any, this will have on our flood operations. In May 2006, the Senate Banking Committee approved its flood reform bill, with no amendments or reductions to the expense reimbursement rate, currently at 30.8%. Any future reductions of this rate could adversely affect our results of operations for this business.
Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Our cash and short-term investments (“cash equivalent(s)”) position at June 30, 2006 was $146.7 million compared to $179.5 million at December 31, 2005. Our sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of our common stock under our employee and agent stock purchase plans. Our ability to receive dividends from our subsidiaries, however, is restricted. Dividends from our Insurance Subsidiaries to the parent company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2005 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to us, in 2006, ordinary dividends in the aggregate amount of approximately $120.6 million, of which $30.0 million has been paid through June 30, 2006. For additional information regarding dividends restrictions, refer to Note 7 “Indebtedness” and Note 8, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the money and generates investment income. The duration of the fixed maturity portfolio is 4.1 years as of June 30, 2006, while the liabilities of our Insurance Subsidiaries’ have a duration of approximately 2.9 years. To provide liquidity while maintaining consistent performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments during the ordinary course of business. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. As of June 30, 2006 and December 31, 2005, our consolidated investments portfolio was $3.2 billion.

Selective has revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million. As of June 30, 2006, neither line had an outstanding balance. In June 2006, the terms of these lines of credit were extended to August 25, 2006 and August 22, 2006, respectively. Selective is currently negotiating a potential new syndicated line of credit that is expected to close prior to the expiration of the extended terms of the existing lines of credit.
Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from their operations. Dividends from SHRS to the parent company are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. SHRS provided dividends to the parent company of $1.8 million in Six Months 2006 and $1.9 million in Six Months 2005.
Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during Second Quarter 2006 and 2005. For further information regarding our notes payable, see Note 7 of the Notes to Consolidated Financial Statements, entitled, “Indebtedness”, included in Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report. At June 30, 2006, the amount available for dividends to holders of our common stock, in accordance with our restrictions of the 2000 Senior Notes, was $366.7 million. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to the parent company. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to the parent company could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2006, we had stockholders’ equity of $1,003.9 million and total debt of $262.6 million. In addition, we have an irrevocable trust valued at $30.3 million to provide for the repayment of notes having maturities in 2007 and 2008.
As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best Rating for our Insurance Subsidiaries. On April 19, 2006, A.M. Best reaffirmed the “A+” (Superior) financial strength rating of our Insurance Subsidiaries for the 45th consecutive year. On July 25, 2006, Standard and Poor’s Insurance Rating Services (“S&P”) raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or increasing stockholders’ dividends. For Six Months 2006, we repurchased approximately 1,373,500 shares of our common stock under our authorized repurchase program for a total cost of $74.7 million. These repurchases were predominately funded by the proceeds from our $100 million bond offering in November 2005.

Additionally, our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, and payment of claims and other operating expenses, income taxes, the purchase of investments, and other expenses. Our operating obligations and cash outflows include the following: claim settlements; agents’ commissions; labor costs; premium taxes; general and administrative expenses; investment purchases; and capital expenditures. For further details regarding our cash requirements refer to the section below titled “Contractual Obligations and Contingent Liabilities and Commitments.”
Off-Balance Sheet Arrangements
At June 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2005. Interest payments due under contractual obligations related to our outstanding debt were as follows as of December 31, 2005:

• Total:	$340.6 million
• Less than one year:	$ 20.9 million
• One to three years:	$ 37.4 million
• Three to five years:	$ 27.8 million
• More than five years:	$254.5 million
We expect to have the capacity to repay and/or refinance these obligations as they come due.
Selective has revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million. As of June 30, 2006, neither line had an outstanding balance. In June 2006, the terms of these lines of credit were extended to August 25, 2006 and August 22, 2006, respectively. Selective is currently negotiating a potential new syndicated line of credit that is expected to close prior to the expiration of the extended terms of the existing lines of credit. At June 30, 2006, we had additional alternative investment commitments of up to $91.5 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data,” of our 2005 Annual Report.
Federal Income Taxes
Total federal income tax expense increased $4.3 million for Second Quarter 2006 to $15.3 million and $5.2 million for Six Months 2006 to $29.6 million, compared to Second Quarter and Six Months 2005. The increase was attributable to higher pre-tax income driven by increased investment income and realized gains in our Investments segment as well as increased profitability in our Insurance Operations segment. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate from continuing operations for Second Quarter 2006 was 26.7%, compared with 26.2% for Second Quarter 2005 and 26.5% for Six Months 2006 compared to 27.0% for Six Months 2005.

Adoption of Accounting Pronouncement
In June 2005, the NAIC Property and Casualty Reinsurance Study Group (“Study Group”) approved enhanced disclosure requirements for insurers that utilize reinsurance with limited risk transfer features, also known as finite reinsurance. These enhanced disclosure requirements have had no impact on us, as we only use traditional forms of reinsurance and do not use finite risk reinsurance. The Study Group also approved a standard reinsurance attestation supplement to be signed by an insurer’s Chief Executive Officer and Chief Financial Officer attesting that there are no side agreements and that the reporting entity complies with all of the requirements set forth in Statements of Statutory Accounting Principles No. 62, “Property and Casualty Reinsurance” for all contracts entered into, renewed, or amended on or after January 1, 1994. Selective filed these attestations with the NAIC and the Insurance Subsidiaries’ domiciliary states for the first time on March 1, 2006 for its 2005 annual statutory filings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in Selective’s 2005 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth information regarding purchases made by, or on behalf of, Selective, of Selective Insurance Group, Inc. common stock during the periods indicated:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
April 1 – 30, 2006	5,354	51.33	—	3,712,836
May 1 – 31, 2006	336,666	53.40	322,392	3,390,444
June 1 – 30, 2006	99,894	54.58	99,140	3,291,304

Total	441,914	53.64	421,532

[1]	During Second Quarter 2006, 11,426 shares were purchased from employees in connection with the vesting of restricted stock and 8,956 shares were purchased from employees in connection with stock option exercises. All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the average of the high and low prices of Selective’s common stock on the dates of the purchases.

[2]	On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 5.0 million shares, which is scheduled to expire on April 26, 2007. During Second Quarter 2006, 421,532 shares were repurchased, leaving 3,291,304 shares remaining to be purchased under the authorized program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Selective Insurance Group Inc.’s 2006 Annual Meeting of Stockholders was held on April 26, 2006. The results of the voting, which was conducted in person and by proxy, were included in Item 4 “Submission of Matters to a Vote of Security Holders” on Form 10-Q for the period ended March 31, 2006.
ITEM 5. OTHER INFORMATION
(a)(1)   Entry into Material Definitive Agreements
On August 1, 2006, Selective entered into employment agreements with the following senior executives (individually, “Executive” and collectively, “Executives”):
•	Jamie Ochiltree, III, Senior Executive Vice President, Insurance Operations;

•	Richard F. Connell, Senior Executive Vice President and Chief Information Officer;

•	Kerry Guthrie, Executive Vice President and Chief Investment Officer;

•	Dale A. Thatcher, Executive Vice President, Chief Financial Officer and Treasurer; and

•	Ronald J. Zaleski, Executive Vice President and Chief Actuary.
The Salary and Employee Benefits Committee (the “Committee”) of Selective’s Board of Directors approved the form of the employment agreement to be entered into between Selective and various senior executives as determined by the Committee from time-to-time (the “Employment Agreement”). The Employment Agreement replaces eleven-year old employment agreement and termination agreement forms that Selective and one of its subsidiaries had developed and entered into with certain executives, as described in (a)(2) below (collectively, the “Prior Agreements”). The Employment Agreement corrects inconsistencies between the Prior Agreements and changes certain terms in those agreements to align them with current practices at peer companies, including decreasing the potential amount of severance in a change of control and increasing the potential amount of severance in a termination not for cause. In developing the Employment Agreement, the Committee worked with and accepted the recommendations of both the Committee’s independent compensation consultants and outside counsel.
The significant terms of the Employment Agreements are as follows and are qualified in their entirety by reference to the copies of the Employment Agreement with each of the Executives, which are filed as Exhibits 10.6 to 10.10 to this Quarterly Report on Form 10-Q:

Term	Three (3) years, automatically renewed for additional one (1) year periods unless terminated by either party with written notice.

Compensation	Annual salary determined by the Committee.[1]
Benefits	Eligible to participate in incentive compensation plan, stock plan, 401(k) plan, defined benefit pension plan and any other stock option, stock appreciation right, stock bonus, pension, group insurance, retirement, profit sharing, medical, disability, accident, life insurance, relocation plan or policy, or any other plan, program, policy or arrangement of Selective intended to benefit the employees of Selective generally.

Vacation and Reimbursements	Vacation time and reimbursements for ordinary travel and entertainment expenses in accordance with Selective’s policies.

Perquisites	Suitable offices, secretarial and other services, and other perquisites to which other executives of Selective are generally entitled.

Severance and Benefits on Termination without Change in Control	• For Cause or Resignation by Executive other than for Good Reason (each term as defined in the Employment Agreement): Salary and benefits accrued through termination date.

•     Death or Disability: Multiple of: (i) Executive’s salary, plus (ii) average of three (3) most recent annual cash incentive payments; provided that any such severance payments be reduced by life or disability insurance payments under policies with respect to which Company paid premiums.[2]

• Without Cause by Company, Relocation of Office over Fifty (50) Miles (without Executive’s consent), Resignation for Good Reason by Executive:

o Multiple of: (i) Executive’s salary, plus (ii) average of three (3) most recent annual cash incentive payments.[2]

o     Medical, dental, vision, disability and life insurance coverages in effect for Executive and dependents until the earlier of twenty-four (24) months following termination or commencement of equivalent benefits from a new employer.

•     Stock Awards: Except for termination for Cause or resignation by the Executive other than for Good Reason, immediate vesting and possible extended exercise period for any previously granted stock options, stock appreciation rights, restricted stock and stock bonuses.

Severance and Benefits on Termination after Change in Control	For termination without Cause or by Executive with Good Reason within two (2) years following a Change in Control (as defined in the Employment Agreement), Executive is entitled to:

•     Severance payment equal to the greater of a multiple of (i) Executive’s salary plus target annual cash incentive payment; or (ii) Executive’s salary plus the average of Executive’s three (3) immediately prior annual cash incentive payments.[3]

•     Medical, dental, vision, disability and life insurance coverages in effect for Executive and dependents until the earlier of three (3) years following termination or commencement of equivalent benefits from a new employer.

• Stock Awards, same as above.

• Tax Gross-Up Payment, if necessary, to offset any excise tax imposed on Executive for such payments or benefits.

Release; Confidentiality	• Receipt of severance payments and benefits conditioned upon:
and Non-Solicitation
o Entry into release of claims; and

o No disclosure of confidential or proprietary information or solicitation of employees to leave Selective for a period of two (2) years following the termination of the Employment Agreement.

[1]	On January 30, 2006, the Committee established the annual salaries for the Executives, some of whom were Named Executive Officers in Selective’s 2005 and 2006 Definitive Proxy Statements and whose compensation was disclosed in Selective’s Current Report on Form 8-K filed on February 3, 2006. The annual salaries are as follows: Mr. Ochiltree, $430,000; Mr. Connell, $380,000; Mr. Guthrie, $352,000; Mr. Thatcher, $350,000; and Mr. Zaleski, $353,000.

[2]	Multiple is 1.75 for Senior Executive Vice Presidents and 1.5 for Executive Vice Presidents.

[3]	Multiple is 2.5 for Senior Executive Vice Presidents and 2 for Executive Vice Presidents.

     (2) Termination of Material Definitive Agreements.
Upon entry into the new Employment Agreements, the existing employment agreements between Messrs. Ochiltree, Connell, and Thatcher and one of Selective’s subsidiaries, Selective Insurance Company of America (“SICA”), were terminated. The agreement entered into between Mr. Ochiltree and SICA on October 21, 1995 was most recently amended on May 1, 2004. Pursuant to the terms of the agreement, Mr. Ochiltree received an annual salary of not less than $374,000. The agreement entered into between Mr. Connell and SICA on August 8, 2000 was most recently amended on March 1, 2003. Pursuant to the terms of the agreement, Mr. Connell received an annual salary of not less than $300,000. The agreement entered into between Mr. Thatcher and SICA on May 5, 2000, was most recently amended on March 1, 2003. Pursuant to the terms of the agreement, Mr. Thatcher received an annual salary of not less than $235,000. If any of these Executives were not re-elected to their current position, or were terminated without cause, they would be entitled to receive severance pay equal to their salary and certain benefits in effect at the time of their termination of employment for a period of two (2) years after the date of such termination, payable in monthly installments. If any of these Executives were terminated for cause, they were entitled to receive that portion of their salary earned to the date of their termination and the benefits accrued to them under certain employee benefit plans to the date of such termination, to the extent that such benefits may be payable to them under the provisions of such plans in effect on the date of the termination of their employment. Selective guaranteed SICA’s performance of all its obligations under the employment agreements.
Upon entry into the new Employment Agreements, the existing termination agreements between Messrs. Ochiltree, Connell, and Thatcher and SICA also were terminated. Pursuant to the termination agreements, payments were to be made under certain circumstances following a Change in Control (as defined in the agreements) of Selective. Each of these agreements was automatically renewable for successive one-year terms, unless prior written notice of non-renewal was given. Each agreement provided that, in the event of a Change in Control of Selective, SICA would continue to employ the Executive in the capacities in which he was serving immediately prior to the Change in Control for a period of three (3) years, commencing on the date on which the Change in Control shall have occurred, which term will be automatically renewed for successive one-year periods unless prior written notice is given. Each agreement provided that if the Executive’s employment was terminated as set forth in the agreement after a Change in Control, other than (i) due to the Executive’s death or retirement, (ii) by SICA for Cause or Disability (as defined in the agreement), or (iii) by the Executive other than for Good Reason (as defined in the agreement), the Executive would be entitled to receive earned but unpaid base salary through the date of termination, as well as any incentive compensation benefits or awards that have been accrued, earned, or become payable but which have not been paid, and as severance pay in lieu of any further salary for periods subsequent to the date of termination, an amount in cash equal to his “annualized includible compensation for the base period” (as defined in Section 280G(d)(1) of the Internal Revenue Code), multiplied by a factor of 2.99, provided that if any of the payments or benefits provided for in the agreement, together with any other payments or benefits that the Executive had the right to receive would constitute a “parachute payment” (as defined in Section 280G(b) of the Internal Revenue Code), Selective would pay to the Executive on a net after-tax basis the greater of (i) the payments and benefits due to the Executive reduced in order of priority and amount as the Executive elected, to the largest amount as would result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or (ii) payments and benefits due to the Executive, plus an amount in cash equal to (x) the amount of such “excess parachute payments” multiplied by (y) twenty (20%) percent. Selective guaranteed SICA’s performance of all its obligations under the termination agreements.

ITEM 6. EXHIBITS
(a)      Exhibits:

Exhibit No.
* 10.1	Tenth Amendment, dated June 23, 2006, effective through August 22, 2006, to the $25,000,000 Line of Credit Agreement dated October 22, 1999, between Wachovia Bank, National Association and Selective Insurance Group, Inc. and Selective Insurance Company of America.

* 10.2	Amendment, dated June 9, 2006, to the Promissory Note of $20,000,000 Line of Credit with State Street Bank and Trust Company with respect to Selective Insurance Company of America and Selective Insurance Group, Inc.

* 10.3	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, effective as of July 26, 2006.

* 10.4	Amendment to the Selective Insurance Stock Option Plan II, effective as of July 26, 2006.

* 10.5	Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006.

* 10.6	Employment Agreement between Selective Insurance Group, Inc. and Jamie Ochiltree, III, dated as of August 1, 2006.

* 10.7	Employment Agreement between Selective Insurance Group, Inc. and Richard F. Connell, dated as of August 1, 2006.

* 10.8	Employment Agreement between Selective Insurance Group, Inc. and Kerry Guthrie, dated as of August 1, 2006.

* 10.9	Employment Agreement between Selective Insurance Group, Inc. and Dale A. Thatcher, dated as of August 1, 2006.

* 10.10	Employment Agreement between Selective Insurance Group, Inc. and Ronald J. Zaleski, dated as of August 1, 2006.

* 11	Statement Re: Computation of Per Share Earnings.

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	August 4, 2006
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	August 4, 2006
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer