Form 10-Q
period 2006-09-30
SELECTIVE INSURANCE GROUP INC
filed 2006-11-03
CIK 230557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Yes☑ No☐
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
Yes☐ No☑
As of September 30, 2006, there were 28,686,554 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
(in thousands, except share amounts)	2006	2005
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value: $10,839 - 2006; $13,881 - 2005)	$10,545	13,423
Fixed maturity securities, available-for-sale — at fair value (amortized cost: $2,842,986 - 2006; $2,627,549 - 2005)	2,867,969	2,653,839
Equity securities, available-for-sale — at fair value (cost of: $203,942 - 2006; $183,349 - 2005)	348,354	338,783
Short-term investments — (at cost which approximates fair value)	191,425	176,525
Alternative investments	96,308	62,975

Total investments	3,514,601	3,245,545
Cash	21,521	2,983
Interest and dividends due or accrued	33,207	32,579
Premiums receivable, net of allowance for uncollectible accounts of: $3,102 - 2006; $3,908 – 2005	542,744	465,210
Other trade receivables, net of allowance for uncollectible accounts of: $184 - 2006; $176 – 2005	18,495	16,553
Reinsurance recoverable on paid losses and loss expenses	1,999	4,549
Reinsurance recoverable on unpaid losses and loss expenses	208,888	218,248
Prepaid reinsurance premiums	70,358	67,157
Current federal income tax	339	—
Deferred federal income tax	9,140	—
Property and Equipment — at cost, net of accumulated depreciation and amortization of: $103,026 - 2006; $94,730 - 2005	58,089	53,194
Deferred policy acquisition costs	231,283	204,832
Goodwill	33,637	33,637
Other assets	55,109	49,128

Total assets	$4,799,410	4,393,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$1,939,511	1,799,746
Reserve for loss expenses	317,752	284,303
Unearned premiums	862,218	752,465
Senior convertible notes	57,413	115,937
Notes payable	304,418	222,697
Current federal income tax	—	2,293
Deferred federal income tax	—	5,663
Commissions payable	70,322	73,872
Accrued salaries and benefits	67,470	68,024
Other liabilities	131,543	87,491

Total liabilities	3,750,647	3,412,491

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 180,000,000
Issued: 45,664,035 - 2006; 43,271,273 - 2005	91,328	86,543
Additional paid-in capital	234,890	158,180
Retained earnings	948,774	847,687
Accumulated other comprehensive income	110,352	118,121
Treasury stock — at cost (shares: 16,977,481 - 2006; shares: 14,977,176 - 2005)	(336,581)	(229,407)

Total stockholders’ equity (Note 11)	1,048,763	981,124

Commitments and contingencies (Note 12)
Total liabilities and stockholders’ equity	$4,799,410	4,393,615

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Nine Months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Net premiums written	$401,426	383,402	$1,229,036	1,149,801
Net increase in unearned premiums and prepaid reinsurance premiums	(23,854)	(22,340)	(106,552)	(95,547)

Net premiums earned	377,572	361,062	1,122,484	1,054,254
Net investment income earned	38,891	32,755	112,283	97,864
Net realized gains	3,948	4,379	25,802	9,536
Diversified Insurance Services revenue	29,284	26,904	84,111	74,869
Other income	1,091	1,053	4,233	2,811

Total revenues	450,786	426,153	1,348,913	1,239,334

Expenses:
Losses incurred	199,296	188,705	589,578	550,629
Loss expenses incurred	41,757	42,098	126,738	124,405
Policy acquisition costs	122,859	110,967	357,780	327,287
Dividends to policyholders	1,776	1,733	4,074	4,075
Interest expense	4,619	3,983	15,042	12,648
Diversified Insurance Services expenses	23,296	21,816	70,441	63,858
Other expenses	6,500	3,747	23,005	12,915

Total expenses	400,103	373,049	1,186,658	1,095,817

Income from continuing operations, before federal income tax	50,683	53,104	162,255	143,517

Federal income tax expense (benefit):
Current	18,031	17,137	52,844	43,830
Deferred	(5,404)	(2,593)	(10,620)	(4,848)

Total federal income tax expense	12,627	14,544	42,224	38,982

Net income from continuing operations	38,056	38,560	120,031	104,535

Income from discontinued operations, net of tax of $386 for Third Quarter 2005; and $1,306 for Nine Months 2005	—	717	—	2,425

Net income before cumulative effect of change in accounting principle	38,056	39,277	120,031	106,960

Cumulative effect of change in accounting principle, net of tax	—	—	—	495

Net income	$38,056	39,277	120,031	107,455

Earnings per share:
Basic net income from continuing operations	$1.37	1.42	4.38	3.84
Basic net income from discontinued operations	—	0.03	—	0.09
Basic cumulative effect of change in accounting principle	—	—	—	0.02

Basic net income	$1.37	1.45	4.38	3.95

Diluted net income from continuing operations	$1.25	1.23	3.88	3.31
Diluted net income from discontinued operations	—	0.02	—	0.08
Diluted cumulative effect of change in accounting principle	—	—	—	0.02

Diluted net income	$1.25	1.25	3.88	3.41

Dividends to stockholders	$0.22	0.19	0.66	0.57
The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2006		2005
Common stock:
Beginning of year	$86,543		84,936
Dividend reinvestment plan (shares: 24,256 - 2006; 24,158 - 2005)	48		48
Convertible subordinated debentures (shares: 1,999,564 - 2006; 35,024 - 2005)	3,999		70
Stock purchase and compensation plans (shares: 368,942 - 2006; 652,683 - 2005)	738		1,306

End of period	91,328		86,360

Additional paid-in capital:
Beginning of year	158,180		142,292
Dividend reinvestment plan	1,249		1,080
Convertible subordinated debentures	53,356		178
Stock purchase and compensation plans	22,105		6,989

End of period	234,890		150,539

Retained earnings:
Beginning of year	847,687		721,483
Net income	120,031	120,031	107,455	107,455
Cash dividends to stockholders ($0.66 per share - 2006; $0.57 per share - 2005)	(18,944)		(16,112)

End of period	948,774		812,826

Accumulated other comprehensive income:
Beginning of year	118,121		154,536
Other comprehensive loss, decrease in net unrealized gains on available-for-sale securities, net of deferred income tax effect of: $(4,183) - 2006; $(12,513) - 2005	(7,769)	(7,769)	(23,239)	(23,239)

End of period	110,352		131,297

Comprehensive income		112,262		84,216

Treasury stock:
Beginning of year	(229,407)		(206,522)
Acquisition of treasury stock (shares: 2,000,305 - 2006; 435,134 - 2005)	(107,174)		(21,128)

End of period	(336,581)		(227,650)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	—		(14,707)
Reclassification of unearned stock compensation	—		14,641
Amortization of deferred compensation expense and amounts received on notes	—		66

End of period	—		—

Total stockholders’ equity	$1,048,763		953,372

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months ended
	September 30,
(in thousands)	2006	2005
Operating Activities
Net income	$120,031	107,455

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,792	15,694
Stock compensation expense	11,166	8,838
Net realized gains	(25,802)	(9,536)
Deferred tax	(10,620)	(4,848)
Debt conversion expense	2,117	—
Cumulative effect of change in accounting principle, net of tax	—	(495)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	182,574	183,948
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	106,093	95,027
Decrease in net federal income tax payable	(2,632)	(1,383)
Increase in premiums receivable	(77,534)	(79,424)
Increase in other trade receivables	(1,942)	(4,133)
Increase in deferred policy acquisition costs	(26,451)	(22,415)
Decrease in interest and dividends due or accrued	(628)	(792)
Increase in reinsurance recoverable on paid losses and loss expenses	2,550	1,069
(Decrease) increase in accrued salaries and benefits	(554)	6,033
Decrease in accrued insurance expenses	(4,147)	(1,958)
Other-net	(1,831)	(13,707)

Net adjustments	171,151	171,918

Net cash provided by operating activities	291,182	279,373

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(641,492)	(500,321)
Purchase of equity securities, available-for-sale	(67,070)	(32,710)
Purchase of alternative investments	(30,927)	(16,056)
Net proceeds from sale of subsidiary	376	—
Sale of fixed maturity securities, available-for-sale	293,691	131,345
Redemption and maturities of fixed maturity securities, held-to-maturity	2,908	13,669
Redemption and maturities of fixed maturity securities, available-for-sale	156,264	163,174
Sale of equity securities, available-for-sale	77,532	34,651
Sale (purchase) of short-term investments, net	68,810	(49,800)
Proceeds from alternative investments	1,999	10,256
Purchase of property and equipment	(14,251)	(6,425)

Net cash used in investing activities	(152,160)	(252,217)

Financing Activities
Dividends to stockholders	(17,311)	(14,370)
Acquisition of treasury stock	(107,174)	(21,128)
Proceeds from issuance of notes payable, net of issuance costs	96,787	—
Principal payment of notes payable	(18,300)	(24,000)
Net proceeds from stock purchase and compensation plans	7,901	8,520
Excess tax benefits from share-based payment arrangements	3,440	3,043
Cash paid in connection with debt conversion	(2,117)	—
Proceeds received on notes receivable from stock sales	—	66

Net cash used in financing activities	(36,774)	(47,869)

Net (decrease) increase in short-term investments and cash	102,248	(20,713)
Short-term investments and cash at beginning of year	110,698	98,657

Short-term investments and cash at end of period	$212,946	77,944

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest	$12,088	11,892
Federal income tax	52,035	43,475
Non-cash financing activity:
Conversion of convertible subordinated debentures	58,534	248
The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

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
Selective classifies its business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States, and has at least one company licensed to do business in each of the 50 states.

•	Investments

•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of Selective Insurance Group, Inc. and its subsidiaries, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between Selective Insurance Group, Inc. and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective’s results of operations and financial condition. These Financial Statements cover the third quarters ended September 30, 2006 (“Third Quarter 2006”) and September 30, 2005 (“Third Quarter 2005”) and the nine month periods ended September 30, 2006 (“Nine Months 2006”) and September 30, 2005 (“Nine Months 2005”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in Selective’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).
NOTE 3. Reclassifications
Certain amounts in Selective’s prior years’ Financial Statements and related footnotes have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on Selective’s net income or stockholders’ equity.
NOTE 4. Adoption of Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Selective’s January 1, 2005 adoption of this accounting pronouncement resulted in an after-tax cumulative effect of change in accounting principle benefit of $0.5 million due to the requirement to estimate the impact of expected forfeitures at the grant date in First Quarter 2005.
In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“FAS 155”), to clarify and/or amend previous accounting standards relating to certain derivatives embedded in other financial instruments (known as “hybrid” financial instruments). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. Mortgage-backed and asset-backed securities purchased at a discount, with the potential of prepayment, could qualify as having an embedded derivative under this statement. Pursuant to FAS 155, embedded derivatives must be: (i) separated from the debt instrument, with unrealized gains or losses on the derivative recognized in the income statement; or (ii) provided fair value accounting treatment through an irrevocable company election. Under the fair value election, the hybrid instrument’s unrealized gains or losses would be recognized through the income statement. FAS 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after December 15, 2006. In response to various comments letters, at their October 25, 2006 meeting, the FASB recommended a narrow scope exception for securitized interests that (i) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (ii) the investor does not control the right to accelerate the settlement. The recommended interpretation has a 30-day comment period and final guidance is expected in early 2007. Selective is currently evaluating the applicability of FAS 155 on its operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 calls for a two-step process in the evaluation of a tax position to be used in the recognition, derecognition, and measurement of benefits related to income taxes. The process begins with an initial assessment of whether a tax position, based on its technical merits and applicability to the facts and circumstances of the position, will “more-likely-than-not” be sustained upon examination, including related appeals or litigation. The “more-likely-than-not” threshold is defined as having greater than a 50% chance of being realized upon settlement. Tax positions that are “more-likely-than-not” sustainable are then measured to determine how much of the benefit should be recorded in the financial statements. This determination is made by considering the probabilities of the amounts that could be realized upon ultimate settlement. Each tax position is evaluated individually and must continue to meet the threshold in each subsequent reporting period or the benefit will be derecognized. A position that initially failed to meet the “more-likely-than-not” threshold should be recognized in a subsequent period if (i) a change in facts and circumstances results in its ability to meet the threshold, (ii) the issue is settled with the taxing authority, or (iii) the statute of limitations expires. FIN 48 is effective for years beginning after December 15, 2006 and is not expected to have a material impact on the results of operations or financial condition of the Company.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88,106, and 132(R) (“FAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of December 31, 2006 for calendar year public companies. FAS 158 will also require fiscal year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. As Selective currently measures assets and benefit obligations as of each December 31, the measurement date change of FAS 158 will not have an impact on the Company. However, the requirement to recognize the funded status on the balance sheet will impact Selective and is expected to result in a after-tax charge to accumulated other comprehensive income, which is a component of stockholders’ equity, in an amount between $14 million and $23 million. Based on September 30, 2006 information, this charge to accumulated other comprehensive income would reduce Selective’s book value per share in an amount between $0.50 and $0.81.

NOTE 5. Reinsurance
The following table contains a listing of direct, assumed and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 5, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2005 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Premiums written:
Direct	$429,061	405,095	$1,314,505	1,235,356
Assumed	21,064	22,596	32,116	35,852
Ceded	(48,699)	(44,289)	(117,585)	(121,407)

Net	$401,426	383,402	$1,229,036	1,149,801

Premiums earned:
Direct	$407,608	385,537	$1,207,353	1,132,965
Assumed	10,077	12,425	29,515	32,252
Ceded	(40,113)	(36,900)	(114,384)	(110,963)

Net	$377,572	361,062	$1,122,484	1,054,254

Losses and loss expenses incurred:
Direct	$275,698	263,224	$768,543	734,291
Assumed	6,857	10,596	22,321	27,852
Ceded	(41,502)	(43,017)	(74,548)	(87,109)

Net	$241,053	230,803	$716,316	675,034

Ceded written premiums decreased in Nine Months 2006 compared to Nine Months 2005, primarily due to the termination of the New Jersey Homeowners Property 75% Quota Share treaty (“Quota Share Treaty”) effective January 1, 2006. In Nine Months 2005, ceded written premiums were $15.7 million and ceded earned premiums were $15.2 million for the Quota Share Treaty. The Quota Share Treaty termination was effective as of January 1, 2006 and there is no prospective coverage for 2006. Consequently in 2006, Selective received a return of premium of $11.3 million previously ceded to this treaty and still unearned as of December 31, 2005. The overall effect of the termination of this treaty was to reduce ceded written premiums by $27.0 million for Nine Months 2006 compared to Nine Months 2005 and ceded earned premiums by $15.2 million for Nine Months 2006 compared to Nine Months 2005. For a more detailed discussion of Selective’s reinsurance program, refer to the “Property Reinsurance” section included in Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations” of Selective’s 2005 Annual Report. The Quota Share Treaty reductions were partially offset by increases in flood premium written of $19.2 million for Nine Months 2006 compared to Nine Months 2005 and increases in flood premium earned of $14.7 million for Nine Months 2006 compared to Nine Months 2005. Flood premium and losses are 100% ceded to the National Flood Insurance Program. These ceded premiums and losses are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Ceded premiums written	$(34,483)	(27,134)	$(90,629)	(71,403)
Ceded premiums earned	(27,626)	(21,778)	(76,990)	(62,300)
Ceded losses and loss expenses incurred	(33,384)	(41,522)	(51,606)	(66,772)

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
The Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent insurance agents to bring value-added services and products to their customers. Selective’s commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are sold through independent insurance agents.
Selective Insurance Group, Inc. and its subsidiaries also provide services to each other in the normal course of business. These transactions, which are eliminated in all consolidated statements, totaled $4.7 million in Third Quarter 2006 and $14.5 million in Nine Months 2006 compared with $7.5 million in Third Quarter 2005 and $21.6 million in Nine Months 2005. These transactions were eliminated in all consolidated statements. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective also does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following presents revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
Revenue by segment	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Insurance Operations:
Commercial automobile net premiums earned	$80,646	82,657	241,212	238,805
Workers compensation net premiums earned	80,232	74,843	233,541	217,925
General liability net premiums earned	100,459	93,151	301,515	268,160
Commercial property net premiums earned	46,079	42,963	135,513	124,345
Business owners’ policy net premiums earned	12,307	11,505	35,890	34,974
Bonds net premiums earned	4,493	3,972	12,776	11,807
Other net premiums earned	177	183	535	597

Total commercial lines net premiums earned	324,393	309,274	960,982	896,613

Personal automobile net premiums earned	36,285	40,386	111,635	124,857
Homeowners’ net premiums earned	14,947	9,536	44,170	27,819
Other net premiums earned	1,947	1,866	5,697	4,965

Total personal lines net premiums earned	53,179	51,788	161,502	157,641

Miscellaneous income	1,090	1,051	4,229	2,732

Total insurance operations revenues	378,662	362,113	1,126,713	1,056,986
Investments:
Net investment income	38,891	32,755	112,283	97,864
Net realized gain on investments	3,948	4,379	25,802	9,536

Total investment revenues	42,839	37,134	138,085	107,400
Diversified Insurance Services:
Human resource administration outsourcing	15,370	15,164	48,270	45,727
Flood insurance	12,410	10,690	31,874	26,059
Other	1,504	1,050	3,967	3,083

Total diversified insurance services revenues	29,284	26,904	84,111	74,869
Total all segments	450,785	426,151	1,348,909	1,239,255

Other income	1	2	4	79

Total revenues	$450,786	426,153	1,348,913	1,239,334

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
Income from continuing operations before federal income tax	September 30,		September 30
($ in thousands)	2006	2005	2006	2005

Insurance Operations:
Commercial lines underwriting	$12,655	19,127	48,723	52,827
Personal lines underwriting	(153)	(964)	(2,208)	(4,050)

Underwriting income, before federal income tax	12,502	18,163	46,515	48,777

Investments:
Net investment income	38,891	32,755	112,283	97,864
Net realized gain on investments	3,948	4,379	25,802	9,536

Total investment income, before federal income tax	42,839	37,134	138,085	107,400

Diversified Insurance Services:
Income before federal income tax	5,988	5,088	13,670	11,011

Total all segments	61,329	60,385	198,270	167,188

Interest expense	(4,619)	(3,983)	(15,042)	(12,648)
General corporate expenses	(6,027)	(3,298)	(20,973)	(11,023)

Income from continuing operations before federal income tax	$50,683	53,104	162,255	143,517

NOTE 7. Indebtedness
On September 25, 2006, Selective issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 (“Junior Notes”). The Junior Notes will pay interest, subject to Selective’s right to defer interest payments for up to ten years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. After five years, the Junior Notes will be callable by Selective at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance will be used for general corporate purposes.
Between May 3 and 4, 2006, Selective separately negotiated two private transactions under Section 3(a)(9) of the Securities Act of 1933, as amended, through which it exchanged a total of 153,961 of its Senior Convertible Notes due 2032, representing approximately $58.5 million of the $115.9 million carrying value outstanding at the time of conversion for 1,998,152 shares of Selective Insurance Group, Inc. common stock, and cash. Selective incurred additional expense of $2.1 million, which represents the incremental consideration in connection with the transactions, and charged the unamortized debt costs of $1.5 million to Stockholders’ Equity as part of the equity issuance transaction.
At December 31, 2005, Selective had revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million which expired during Third Quarter 2006. On August 11, 2006, Selective entered into a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50.0 million credit facility, which can be increased to $75.0 million with the consent of all lending parties. The agreement will expire on August 11, 2011. Interest rates on borrowings under the credit facility are based on either: (i) London Interbank Offered Rate (“LIBOR”) interest periods selected by Selective at the time of borrowing, with rates varying depending upon Selective’s credit rating, ranging from LIBOR plus 0.3% to LIBOR plus 0.75%; or (ii) a base rate equal to the higher of the prime rate of the administrative agent or the Federal Funds Rate plus 0.5%. There have been no borrowings under this credit agreement through September 30, 2006.
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
Operating results from discontinued operations are as follows:

	Unaudited	Unaudited
	Quarter ended	Nine Months ended
($ in thousands)	September 30, 2005	September 30, 2005

Net revenue	$4,414	13,897
Pre-tax profit	1,103	3,731
After-tax profit	717	2,425
Intercompany transactions related to the discontinued operations are as follows:

	Unaudited	Unaudited
	Quarter ended	Nine Months ended
($ in thousands)	September 30, 2005	September 30, 2005

Net revenue	$2,334	7,066
Pre-tax profit	189	449
After-tax profit	123	292

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

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$1,988	1,727	71	96
Interest cost	2,014	1,875	149	99
Expected return on plan assets	(2,503)	(2,323)	—	—
Amortization of unrecognized prior service cost	38	38	(8)	(9)
Amortization of unrecognized net loss	431	301	19	—

Net periodic cost	$1,968	1,618	231	186

Weighted-Average Expense Assumptions For the years ended December 31:
Discount rate	5.50%	5.75	5.50%	5.75
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Nine Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$5,509	5,323	254	295
Interest cost	6,046	5,583	354	288
Expected return on plan assets	(7,315)	(6,828)	—	—
Amortization of unrecognized prior service cost	113	113	(24)	(25)
Amortization of unrecognized net loss	1,261	877	19	—

Net periodic cost	$5,614	5,068	603	558

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.50%	5.75	5.50%	5.75
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00
Selective currently anticipates contributing an additional $1.1 million to the Retirement Income Plan in 2006, in addition to the $3.1 million that Selective has contributed during Nine Months 2006, bringing the total anticipated contribution for 2006 to $4.2 million.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2006 and Third Quarter 2005 are as follows:

Third Quarter 2006
($ in thousands)	Gross	Tax	Net

Net income	$50,683	12,627	38,056

Components of other comprehensive income:
Unrealized holding gains during the period	57,673	20,186	37,487
Previous unrealized gains currently realized in net income	(3,948)	(1,382)	(2,566)

Other comprehensive income	53,725	18,804	34,921

Comprehensive income	$104,408	31,431	72,977

Third Quarter 2005
($ in thousands)	Gross	Tax	Net

Net income	$54,207	14,930	39,277

Components of other comprehensive income:
Unrealized holding losses during the period	(19,501)	(6,825)	(12,676)
Previous unrealized gains currently realized in net income	(4,375)	(1,531)	(2,844)

Other comprehensive loss	(23,876)	(8,356)	(15,520)

Comprehensive income	$30,331	6,574	23,757

The components of comprehensive income, both gross and net of tax, for Nine Months 2006 and Nine Months 2005 are as follows:

Nine Months 2006
($ in thousands)	Gross	Tax	Net

Net income	$162,255	42,224	120,031

Components of other comprehensive income:
Unrealized holding gains during the period	13,850	4,848	9,002
Previous unrealized gains currently realized in net income	(25,802)	(9,031)	(16,771)

Other comprehensive loss	(11,952)	(4,183)	(7,769)

Comprehensive income	$150,303	38,041	112,262

Nine Months 2005
($ in thousands)	Gross	Tax	Net

Net income	$148,009	40,554	107,455

Components of other comprehensive income:
Unrealized holding losses during the period	(26,266)	(9,193)	(17,073)
Previous unrealized gains currently realized in net income	(9,486)	(3,320)	(6,166)

Other comprehensive loss	(35,752)	(12,513)	(23,239)

Comprehensive income	$112,257	28,041	84,216

NOTE 11. Stockholders’ Equity
Effective April 26, 2005, the Board of Directors approved a plan to repurchase up to 5 million shares of Selective Insurance Group, Inc. common stock through April 26, 2007. During Third Quarter 2006, Selective repurchased approximately 524,000 shares under the plan at a total cost of $26.8 million. During Nine Months 2006, Selective repurchased approximately 1,897,400 shares at a cost of $101.6 million. As of September 30, 2006, there are 2.8 million shares remaining under the authorization. During Third Quarter 2005, Selective repurchased approximately 265,000 shares at a cost of $13.0 million and during Nine Months 2005, Selective repurchased approximately 335,000 shares at a cost of $16.3 million.
NOTE 12. Commitments and Contingencies
Alternative investments, as shown on the consolidated balance sheet, were $96.3 million as of September 30, 2006 and $63.0 million as of December 31, 2005. At December 31, 2005, Selective had additional commitments pursuant to these alternative investments of up to $64.5 million, of which $8.1 million was paid during Third Quarter 2006 and $24.8 million during Nine Months 2006. At September 30, 2006, Selective had commitments that expire at various dates through 2017 of up to $102.3 million pursuant to these alternative investments. There is no certainty that any such additional investment pursuant to the commitments will be required.

NOTE 13. Litigation
In the ordinary course of conducting business, Selective Insurance Group, Inc. and its subsidiaries are named as defendants in various legal proceedings. Some of these lawsuits attempt to establish liability under insurance contracts issued by our insurance subsidiaries. Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective’s operations in certain ways. Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

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
Introduction
Selective Insurance Group, Inc. and its subsidiaries (“Selective,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
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
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Highlights of Third Quarter 2006 and Nine Months 2006 Results;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations and Contingent Liabilities and Commitments;
•	Federal Income Taxes; and
•	Adoption of Accounting Pronouncements.
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

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of September 30, 2006, we had accrued $2.0 billion of loss and loss expense reserves, net of reinsurance, compared to $1.9 billion at December 31, 2005. During Nine Months 2006, we experienced favorable prior year development in our loss and loss expense reserves of approximately $4 million. This development was driven by approximately $11 million of favorable development for commercial automobile and was partially offset by adverse development of approximately $8 million for our general liability line of business. In addition, we had net favorable emergence of $1 million from all other lines of business.
Major trends by line of business creating additional loss and loss expense reserve uncertainty
The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. However, as market conditions change, certain trends are identified that management believes create an additional amount of uncertainty. A discussion of recent trends by line of business follows.
Workers Compensation
With $738.3 million, or 36% of our total recorded reserves, net of reinsurance, at September 30, 2006, workers compensation is our largest reserved line of business. In addition to the uncertainties associated with actuarial assumptions and methodologies, workers compensation is the line of business that is most susceptible to unexpected changes in the cost of medical services because of the length of time over which medical services are provided and the unpredictability of medical cost inflation. In 2005, management identified sufficient evidence of greater than expected increases in our workers compensation medical costs. The higher than anticipated increase in medical costs in 2005 could be a relatively short-term anomaly, in which case our historical patterns would be the best basis for future projections. If higher trends continue on a longer term, our historical patterns will be less meaningful in predicting future loss costs and could result in significant adverse reserve development.
General Liability
At September 30, 2006, our general liability line of business had recorded reserves, net of reinsurance of $690.6 million, which represented 34% of our total net reserves. In recent years, this line of business has experienced adverse development mainly due to completed operations coverage under policies issued to contractors and higher than expected legal expenses. At this time, we have not identified any specific trends that would create additional significant reserve uncertainty. However, during Nine Months 2006, we have experienced some adverse development, which can be attributable to a certain amount of normal volatility for this line of business.
Commercial Automobile
At September 30, 2006, our commercial automobile line of business had recorded reserves, net of reinsurance, of $310.2 million, which represented 15% of our total net reserves. This line of business has experienced favorable loss development in recent years, driven by a downward trend in large claims. The number of large claims has a high degree of volatility from year-to-year and, therefore, requires a longer period before we would respond to this type of information when establishing reserves. In recent years, we have experienced lower than expected severity in this line of business. We believe this result is driven by trends that are positively affecting the commercial auto insurance market in general, as well as by Selective-specific initiatives, such as: (i) the increase in lower hazard auto business as a percentage of our overall commercial auto book of business, (ii) a re-underwriting of our newest operating region, and (iii) a more proactive approach to loss prevention. If this lower trend in large claims continues, additional favorable reserve development is possible.
Personal Automobile
At September 30, 2006, our personal automobile line of business had recorded reserves, net of reinsurance, of $189.2 million, which represented 9% of our total net reserves. The majority of this business is written in the State of New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades. The most recent change occurred in June 2005, when the New Jersey Supreme Court ruled that the serious life impact standard does not apply to the Automobile Insurance Cost Reduction Act’s limitation on lawsuit threshold. This recent judicial decision has increased the amount of uncertainty surrounding our personal auto reserves, as much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.
Other Lines of Business
At September 30, 2006, all other lines of business had recorded reserves of $120.1 million, net of reinsurance. At this time, we have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.
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
Highlights of Third Quarter 2006 and Nine Months 2006 Results

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
Financial Highlights	September 30,		% or		September 30,		% or
($ in thousands, except per share amounts)	2006	2005	Points		2006	2005	Points

Revenues	$450,786	426,153	6%		$1,348,913	1,239,334	9%
Net income before cumulative effect of change in accounting principle	38,056	39,277	(3)		120,031	106,960	12
Net income	38,056	39,277	(3)		120,031	107,455	12
Diluted net income before cumulative effect of change in accounting principle per share	1.25	1.25	—		3.88	3.39	14
Diluted net income per share	1.25	1.25	—		3.88	3.41	14
Diluted weighted-average outstanding shares	30,830	32,131	(4)%		31,407	32,235	(3)%
GAAP combined ratio	96.7%	95.0	1.7	pts	95.9	95.4	0.5	pts
Statutory combined ratio	94.9%	94.3	0.6		94.5	94.2	0.3
Annualized return on average equity	14.8%	16.6	(1.8	)pts	15.8	15.6	0.2	pts
•	Revenues increased by 6% in Third Quarter 2006 compared to Third Quarter 2005 and 9% in Nine Months 2006 compared to Nine Months 2005 primarily due to net premiums earned (“NPE”) growth of 5% in Third Quarter 2006 compared to Third Quarter 2005 and 6% in Nine Months 2006 as compared to Nine Months 2005. Increases in NPE are attributed to the following:
o	Direct voluntary new business written of $78.3 million in Third Quarter 2006 compared to $74.3 million in Third Quarter 2005; and $239.1 million in Nine Months 2006 compared to $221.7 million in Nine Months 2005;

o	Commercial Lines renewal retention, which increased slightly from 77% in Third Quarter 2005 to 78% in Third Quarter 2006 and remained constant at 78% for Nine Months 2006 and Nine Months 2005; and

o	Commercial Lines renewal premium price increases, including exposure, that averaged 1.7% in Third Quarter 2006 down from 2.4% in Third Quarter 2005, and 2.5% in Nine Months 2006 down from 3.7% in Nine Months 2005. On a pure price basis, renewal pricing decreased 1.3% in Third Quarter 2006 and 1.4% in Nine Months 2006 compared to a decrease of 1.3% in Third Quarter 2005 and pure price rates that remained stable in Nine Months 2005.
The above items were partially offset by increased competition in the New Jersey personal automobile market. As of September 30, 2006, the number of cars we insured in New Jersey decreased 10% to 80,590 from 89,346 as of September 30, 2005. Net premiums earned for our New Jersey personal automobile business were $25.0 million for Third Quarter 2006 as compared to $28.7 million for Third Quarter 2005 and $77.4 million for Nine Months 2006 as compared to $89.8 million for Nine Months 2005.

•	Additional items contributing to the revenue increases were the following:
o	Net investment income earned increased $6.1 million or 19% in Third Quarter 2006 compared to Third Quarter 2005, and increased $14.4 million or 15% in Nine Months 2006 compared to Nine Months 2005. This increase is primarily attributable to higher interest rates coupled with a higher invested asset base, and strong returns from our alternative investment portfolio. The increase in the invested asset base resulted from strong net investable cash flows of $460.4 million for full year 2005 and $240.5 million for Nine Months 2006, which included net proceeds from our $100.0 million debt offerings in both the fourth quarter of 2005 and the third quarter of 2006 of $98.1 million and $96.8 million, respectively. These increases were partially offset by treasury stock purchases of approximately 2.2 million shares at a total cost of $117.9 million since December 31, 2004.

o	Net realized gains before tax increased $16.3 million to $25.8 million in Nine Months 2006 compared to Nine Months 2005 and decreased slightly for the quarter to $3.9 million in Third Quarter 2006 compared to $4.4 million in Third Quarter 2005.

o	Diversified Insurance Services revenue increased $2.4 million or 9% in Third Quarter 2006 compared to Third Quarter 2005, and increased $9.2 million or 12% in Nine Months 2006 compared to Nine Months 2005.
•	Net income increased 12% in Nine Months 2006 compared to Nine Months 2005 primarily due to:
o	Commercial Lines underwriting and pricing improvements over the last few years and strong new business growth offset by increases in catastrophe losses in Third Quarter 2006 of $4.0 million after tax and Nine Months 2006 of $8.5 million after tax compared to Third Quarter 2005 and Nine Months 2005;

o	After-tax investment income, which increased $4.5 million, or 18%, for Third Quarter 2006 as compared to Third Quarter 2005 and $11.9 million, or 16%, for Nine Months 2006 as compared to Nine Months 2005 resulting from the higher invested asset base, higher interest rates, and strong alternative investment returns discussed above; and

o	After-tax net realized gains, which remained relatively flat for Third Quarter 2006 as compared to Third Quarter 2005, but increased $10.6 million for Nine Months 2006 as compared to Nine Months 2005, resulting from the sale of certain long-term equity investments.
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
Our insurance subsidiaries (“Insurance Subsidiaries”) are regulated by each of the states in which they do business. Each insurance subsidiary is required to file financial statements with such state prepared in accordance with accounting principles prescribed by, or permitted by, such Insurance Subsidiary’s state of domicile (“Statutory Accounting Principles” or “SAP”). SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. We evaluate the performance of our Insurance Subsidiaries in accordance with SAP. Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance as well as for industry comparative purposes.

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
Summary of Insurance Operations

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
All Lines	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$401,426	383,402	5%		1,229,036	1,149,801	7%

NPE	377,572	361,062	5		1,122,484	1,054,254	6
Less:
Losses and loss expenses incurred	241,053	230,803	4		716,316	675,034	6
Net underwriting expenses incurred	122,241	110,362	11		355,579	326,368	9
Dividends to policyholders	1,776	1,733	2		4,074	4,075	—

Underwriting income	$12,502	18,164	(31)%		46,515	48,777	(5)%

GAAP Ratios:
Loss and loss expense ratio	63.8%	63.9	(0.1)	pts	63.8%	64.0	(0.2)pts
Underwriting expense ratio	32.4%	30.6	1.8		31.7%	31.0	0.7
Dividends to policyholders ratio	0.5%	0.5	—		0.4%	0.4	—

Combined ratio	96.7%	95.0	1.7		95.9%	95.4	0.5

Statutory Ratios: [1]
Loss and loss expense ratio	63.6%	63.9	(0.3)		63.6%	63.9	(0.3)
Underwriting expense ratio	30.8%	29.9	0.9		30.5%	29.9	0.6
Dividends to policyholders ratio	0.5%	0.5	—		0.4%	0.4	—

Combined ratio	94.9%	94.3	0.6	pts	94.5%	94.2	0.3	pts

[1]The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 95.9% for Third Quarter 2006 and 95.2% for Nine Months 2006 compared to 95.3% for Third Quarter 2005 and 94.9% for Nine Months 2005.

•	NPW increased due to:
o	Direct voluntary new business written of $78.3 million in Third Quarter 2006 compared to $74.3 million in Third Quarter 2005; and $239.1 million in Nine Months 2006 compared to $221.7 million in Nine Months 2005.

o	Commercial Lines renewal retention increased to 78% in Third Quarter 2006 from 77% in Third Quarter 2005 and remained level at 78% in Nine Months 2006 and Nine Months 2005.

o	Commercial Lines renewal premium price increases, including exposure, that averaged 1.7% in Third Quarter 2006 and 2.5% in Nine Months 2006 compared to 2.4% in Third Quarter 2005 and 3.7% in Nine Months 2005. On a pure price basis, renewal pricing decreased 1.3% in Third Quarter 2006 and 1.4% in Nine Months 2006 compared to a decrease of 1.3% in Third Quarter 2005 and pure price rates that remained stable in Nine Months 2005.
These increases were partially offset by increased competition in the New Jersey personal automobile market. As of September 30, 2006, the number of cars we insured in New Jersey decreased 10% to 80,590 from 89,346 as of September 30, 2005. Net premiums written for our New Jersey personal automobile business were $22.6 million for Third Quarter 2006 as compared to $27.4 million for Third Quarter 2005 and $73.3 million for Nine Months 2006 as compared to $82.9 million for Nine Months 2005.
•	Underwriting income decreased due to:
o	Increased catastrophe losses of $6.6 million in Third Quarter 2006 as compared to $0.5 million in Third Quarter 2005 and $14.8 million in Nine Months 2006 as compared to $1.7 million in Nine Months 2005; and

o	Increased underwriting expenses resulting from: (i) increased commissions related to the termination of the New Jersey Homeowners’ Quota Share Treaty (“Quota Share Treaty”) of $2.8 million in Third Quarter 2006 as compared to Third Quarter 2005 and $6.3 million in Nine Months 2006 as compared to Nine Months 2005; (ii) increased supplemental commissions to our agents of $1.0 million in Third Quarter 2006 as compared to Third Quarter 2005 and $3.5 million in Nine Months 2006 as compared to Nine Months 2005 due to increased underwriting profitability; and (iii) increased profit-based compensation for employees of $0.7 million in Third Quarter 2006 as compared to Third Quarter 2005 and $2.5 million in Nine Months 2006 as compared to Nine Months 2005.
Partially offsetting these decreases was a $4 million favorable adjustment to loss and loss expense reserves in our workers compensation line of business. This improvement was a result of changing medical and pharmacy managed care networks outside the State of New Jersey and re-contracting our medical bill review services.

•	The GAAP underwriting expense ratio increased by 1.8 points in Third Quarter 2006 as compared to Third Quarter 2005 and 0.7 points in Nine Months 2006 as compared to the same period a year ago due increases in commissions and profit-based compensation, as noted above, partially offset by modest improvements in productivity.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations from high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. We expect the industry will continue to see increased pricing pressure in the primary insurance market for the remainder of 2006 and into 2007. Commercial Lines pure pricing declines of 1.3% for Third Quarter 2006 and 1.4% for Nine Months 2006 are favorable compared to the industry-wide pricing declines through the first half of 2006, but show the impact of pricing pressures in the primary market. Continued competitive pricing on commercial lines business will exert pressure on the future profitability of this book of business. In addition, loss trends may be characterized by increased severity and frequency, which will also impact the future profitability of our business. As an example, taking a pure price decline of 1.4% and removing the expense that directly varies with premium volume yields an adverse combined ratio impact of approximately 1 point. A claims inflation increase of 3% will cause the loss and loss adjustment expense ratio to increase by approximately 2 points, all else remaining equal. The combination of claims inflation and price decreases could raise the combined ratio approximately 3 points in this example, absent company initiatives targeted to address these trends.
When renewal pure price increases are declining and loss costs on a pure price basis trend higher, a market cycle shift occurs. General inflation and, notably, medical inflation are driving loss costs up, which in turn, will drive industry-wide statutory combined ratios higher. We believe that this is the point in the market cycle when it is critical to have a clearly defined plan to improve risk selection and mitigate frequency and severity. Some of the tools we use to lower frequency and severity are safety management, managed care, knowledge management and additional review of claims over $25,000. Although it is uncertain at this time whether our initiatives will offset macro pricing and loss trends, on average, we have outperformed the industry’s loss and loss adjustment expense ratio by 7.5 points over the past 10 years.

We anticipate our profitability will continue to outperform the industry and be driven by our field strategy, which we consider to be a key competitive advantage that allows us to maneuver more favorably through challenging market conditions. This field strategy allows us to continue to grow new business with our agencies, despite an increasingly competitive market. The strategic initiatives we are implementing to increase the effectiveness of our field strategy and improve risk selection are as follows:
•	Market Planning. Through business demographic and geographic analysis, this strategy: (i) identifies underserved markets in existing territories; (ii) identifies other areas for potential organic growth that may require additional agent appointments or agency management specialist; and (iii) enhances our ability to replicate success across different markets.

•	Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions, and have begun to implement predictive modeling to further support the underwriting process.

•	Workers Compensation. This strategy includes six key underwriting initiatives that focus on predictive modeling, premium leakage, premium audit procedures, and other operational improvements. In addition, multiple claims initiatives include medical bill review services, medical and pharmacy networks, case management and first notice of loss.
The demand for reinsurance coverage by the property and casualty insurance industry has continued to grow. Recent catastrophes, such as the huge losses incurred from Hurricane Katrina, have created capacity issues in the market. Catastrophe models in current use by the industry, such as RMS v.6.0, have projected significant increases in expected losses as a result of changing weather patterns, including increased hurricane activity in the Atlantic basin and have resulted in increased demand for additional reinsurance coverage. Additionally, construction costs, both labor and raw materials, have increased in recent years in both the commercial and residential markets. These factors will continue to have a direct impact on the pricing and availability of reinsurance coverage. We expect the cost of our catastrophe reinsurance program to increase next year. Each year as we analyze our reinsurance program, we consider treaty attachment points, co-participation, and other changes in program structures in light of current market conditions.
Terrorism continues to remain an overall industry concern. Terrorism coverage is mandatory for all workers compensation primary policies. In addition, out of the twenty primary states in which we write insurance business, ten require coverage for fire following an act of terrorism under commercial property policies. The two-year extension of the Terrorism Risk Insurance Act of 2002 (“TRIA”) that was approved by Congress on December 22, 2005, will serve to mitigate our exposure in the event of a large-scale terrorist attack; however, our deductible is substantial at $160 million in 2006. In addition, there is no guarantee that Congress will extend TRIA coverage past December 31, 2007. In January of 2007 we will be issuing policies whose effective dates will extend beyond the current expiration date of TRIA. We continue to monitor concentrations of risk and have purchased a separate terrorism reinsurance treaty to supplement our protection to this unknown exposure.
Competition in the New Jersey personal automobile market has been influenced by the recent introduction of new companies writing business in the state. Our new personal lines strategy takes advantage of significant improvements in New Jersey’s regulatory process that now allows us to build a rating plan that matches price to risk adequacy and profitably compete for new business in an agent’s office. Our New Jersey agents are currently working through re-pricing renewal business to reflect our new pricing and tiering which will cause a one-time dislocation in our renewal book over the first year. It will take several quarters before this transition begins to show positive results as we are better able to focus on new business opportunities. We expect to see positive results more quickly outside of New Jersey as new business will initially be the primary focus.

Technology also continues to play a critical role in our success. Our leading edge agency integration technology, xSELerate, is creating new business opportunities by facilitating the automated movement of key underwriting data from an agent’s management system to our systems. This technology allows for seamless quoting and rating capabilities, which is an example of why we are ranked so highly by our agents for “ease of doing business.”
On April 19, 2006, A.M. Best reaffirmed the “A+” (Superior) financial strength rating for our insurance subsidiaries for the 45th consecutive year. In support of the rating, A.M. Best cited our “solid capitalization, historically favorable operating performance and strong regional presence within the small commercial lines business segment.” As less than 9% of personal and commercial lines carriers attain an “A+” rating, this is a competitive advantage that reinforces our agents’ decision to make us their carrier of choice. On July 25, 2006, Standard and Poor’s Insurance Rating Services (“S&P”) raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. During Third Quarter 2006, Moody’s Investor Services elevated their outlook regarding Selective to “positive.”
We recently formed a new Insurance Subsidiary, Selective Auto Insurance Company of New Jersey (“SAICNJ”), which is domiciled in the State of New Jersey. SAICNJ writes Selective’s New Jersey personal automobile policies, effective July 1, 2006 for new business and August 15, 2006 for renewal business. SAICNJ, a member of the inter-company reinsurance pooling agreement (“Pooling Agreement”), received a financial strength rating of “A+” from A.M. Best on August 14, 2006.
Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
Commercial Lines	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$347,731	330,664	5%		1,059,095	996,321	6%

NPE	324,393	309,274	5		960,982	896,613	7
Less:
Losses and loss expenses incurred	205,321	193,057	6		605,365	556,276	9
Net underwriting expenses incurred	104,641	95,357	10		302,820	283,435	7
Dividends to policyholders	1,776	1,733	2		4,074	4,075	—

Underwriting income	$12,655	19,127	(34)%		48,723	52,827	(8)%

GAAP Ratios:
Loss and loss expense ratio	63.3%	62.4	0.9	pts	63.0%	62.0	1.0	pts
Underwriting expense ratio	32.3%	30.8	1.5		31.5%	31.6	(0.1)
Dividends to policyholders ratio	0.5%	0.6	(0.1)		0.4%	0.5	(0.1)

Combined ratio	96.1%	93.8	2.3		94.9%	94.1	0.8

Statutory Ratios:
Loss and loss expense ratio	63.3%	62.8	0.5		62.9%	62.2	0.7
Underwriting expense ratio	31.3%	30.6	0.7		30.8%	30.4	0.4
Dividends to policyholders ratio	0.5%	0.6	(0.1)		0.4%	0.5	(0.1)

Combined ratio	95.1%	94.0	1.1	pts	94.1%	93.1	1.0	pts

•	The increases in NPW and NPE were the result of:
o	Direct voluntary new business written of $70.1 million for Third Quarter 2006, an 11% increase compared to $63.1 million in direct voluntary new business written in Third Quarter 2005; and $212.9 million in direct voluntary new business written in Nine Months 2006, a 10% increase when compared to $193.5 million for Nine Months 2005;

o	Year-on-year renewal retention increased to 78% for Third Quarter 2006 from 77% for Third Quarter 2005 and remained level at 78% for Nine Months 2006 compared to Nine Months 2005; and

o	Renewal premium price increases, including exposure, that averaged 1.7% for Third Quarter 2006 and 2.5% for Nine Months 2006 compared to 2.4% for Third Quarter 2005 and 3.7% for Nine Months 2005. On a pure price basis, renewal pricing decreased 1.3% in Third Quarter 2006 and 1.4% in Nine Months 2006 compared to a decrease of 1.3% in Third Quarter 2005 and pure price rates that remained stable in Nine Months 2005.

•	The increase in the underwriting expense ratio for Third Quarter 2006 as compared to Third Quarter 2005 is the result of growth in underwriting expenses outpacing earned premium amounts for the quarter.

•	The increase in the GAAP combined ratio is attributable to the increase in underwriting expenses discussed above as well as increases in catastrophe losses incurred primarily in Commercial Property for Third Quarter 2006 and Nine Months 2006 compared to Third Quarter 2005 and Nine Months 2005.
General Liability

	Unaudited			Unaudited
	Quarter ended		Change	Nine Months ended		Change
	September 30,		% or	September 30,		% or
($ in thousands)	2006	2005	Points	2006	2005	Points

Statutory NPW	$107,623	99,892	8%	335,243	301,852	11%
Statutory NPE	100,459	93,351	8	301,515	268,361	12
Statutory combined ratio	96.2%	98.3	(2.1)pts	94.8%	96.5	(1.7)pts
% of total statutory commercial NPW	31%	30		32%	30
Net premiums written for this line of business increased in both Third Quarter 2006 and Nine Months 2006 compared to the same periods last year due to the following: (i) increases in policy counts of 6% in Third Quarter 2006 and 8% in Nine Months 2006 and increases in direct new policy premium of 6% in both Third Quarter 2006 and Nine Months 2006; (ii) renewal price increases, including exposure, of 0.7% in Third Quarter 2006 and 1.7% in Nine Months 2006; and (iii) increased retention in Third Quarter 2006 to 75% from 74% in Third Quarter 2005. Retention remained stable in Nine Months 2006 as compared to Nine Months 2005 at 77%.
The profitability in this line of business reflects our long-term improvement strategy incorporating the following: (i) focusing our contractor growth on business segments with lower completed operations exposures; (ii) requiring subcontractors to carry equal insurance limits, up to $1.0 million, to those carried by the general contractors; (iii) placing mold limitations or exclusions on most policies; and (iv) requiring that our insured be named on any potential subcontractors’ policy as an additional insured on a primary and noncontributory basis. Offsetting these improvements was adverse statutory development on this line of business of approximately $3 million in Third Quarter 2006 and $8 million in Nine Months 2006 as well as pure renewal price decreases of 1.4% in Third Quarter 2006 and 2.2% in Nine Months 2006.
Workers Compensation

	Unaudited			Unaudited
	Quarter ended		Change	Nine Months ended		Change
	September 30,		% or	September 30,		% or
($ in thousands)	2006	2005	Points	2006	2005	Points

Statutory NPW	$85,202	78,955	8%	263,200	248,273	6%
Statutory NPE	80,243	74,854	7	233,577	217,957	7
Statutory combined ratio	105.1%	117.9	(12.8)pts	108.7%	114.1	(5.4)	pts
% of total statutory commercial NPW	24%	24		25%	25
Statutory net premiums written for our workers compensation line of business increased 8% for Third Quarter 2006 compared to Third Quarter 2005 and increased 6% for Nine Months 2006 compared to Nine Months 2005 due to the following: (i) increases in policy counts of 3% in Third Quarter 2006 and 5% in Nine Months 2006 and increases in direct new voluntary policy premium of 32% in both Third Quarter 2006 and Nine Months 2006; and (ii) renewal price increases, excluding exposure, of 2.0% for Third Quarter 2006 and 1.6% for Nine Months 2006. Retention on this line of business decreased in Third Quarter 2006 to 80% from 83% in Third Quarter 2005 and to 81% in Nine Months 2006 from 82% in Nine Months 2005.
We continue to execute on our multi-faceted workers compensation strategy aimed at reducing the statutory combined ratio, barring other factors such as decreases in workers compensation rates, by seven points by year-end 2007. In Third Quarter 2006, this line was impacted by favorable prior year development of $3.2 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside the state of New Jersey and re-contracting our medical bill review services. This redesign and re-contracting effort is expected to generate ongoing durable savings of about $3 million annually. Over time, additional savings from our workers compensation strategy will be realized from other facets of our strategy including our effort to rank our operating states in tiers and target those which we believe will be most profitable. Growth in our targeted states represents 75% of our year-to-date new workers compensation voluntary business.

Another facet of our workers compensation strategy is predictive modeling. The first predictive model for workers compensation was introduced in Second Quarter 2006. This model provides us with tools to identify unprofitable accounts and re-underwrite the workers compensation book more efficiently. We are pursuing strategies to grow the types of accounts that we have identified to be the most profitable. We are also looking at premiums written to ensure that they are reflective of the proper classes and payrolls for our workers compensation exposure.
The statutory combined ratio improved 12.8 points from Third Quarter 2006 compared to Third Quarter 2005, and improved 5.4 points in Nine Months 2006 compared to Nine Months 2005. While our performance in this line reflects substantial progress, we do not expect that our future progress towards a seven point reduction will be as dramatic each quarter as it was this quarter and last quarter.
Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$82,593	85,942		(4)%	256,363	257,858	(1)%
Statutory NPE	80,646	82,658		(2)	241,212	238,805	1
Statutory combined ratio	89.0%	79.4	9.6	pts	86.4%	82.7	3.7	pts
% of total statutory commercial NPW	24%	26			24%	26
Continued strong performance in this line is the result of underwriting and pricing improvements over the last several years. As we continue to write accounts, we have implemented granular rate decreases to grow this profitable line of business. The policy count on this line of business increased 6% as of September 30, 2006 as compared to September 30, 2005, benefiting from a 4% increase in new policies as of September 30, 2006 as compared to September 30, 2005. Pure price on our commercial automobile policies decreased 3.5% in Third Quarter 2006 and 3.7% in Nine Months 2006. The results for this line of business were positively impacted by favorable statutory development of $3 million in Third Quarter 2006 and $11 million in Nine Months 2006.
Commercial Property

	Unaudited			Unaudited
	Quarter ended		Change	Nine Months ended		Change
	September 30,		% or	September 30,		% or
($ in thousands)	2006	2005	Points	2006	2005	Points

Statutory NPW	$53,403	49,862	7%	149,730	139,108	8%
Statutory NPE	46,079	42,961	7	135,513	124,344	9
Statutory combined ratio	87.0%	68.6	18.4pts	84.1%	69.3	14.8pts
% of total statutory commercial NPW	15%	15		14%	14
Net premiums written for this line of business increased in both Third Quarter 2006 and Nine Months 2006 compared to the same periods last year due to the following: (i) increases in direct new policy premium of 20% in Third Quarter 2006 to $8.4 million and 10% in Nine Months 2006 to $22.9 million; (ii) increases in retention to 83% in Nine Months 2006 from 82% in Nine Months 2005, while remaining stable in Third Quarter 2006 as compared to Third Quarter 2005 at 82%; and (iii) renewal price increases, including exposure, of 0.6% in Third Quarter 2006 and 1.3% in Nine Months 2006. On a pure price basis, renewal prices decreased 3.9% in Third Quarter 2006 and 4.2% in Nine Months 2006.

The statutory combined ratio of our commercial property results was 87.0% for Third Quarter 2006 and 84.1% for Nine Months 2006, compared to 68.6% for Third Quarter 2005 and 69.3% for Nine Months 2005. Contributing to the increases in the statutory combined ratios for the current periods are catastrophe losses of $3.8 million, or 8.3 points, in Third Quarter 2006 compared to $0.5 million, or 1.1 points, in Third Quarter 2005 and $9.1 million, or 6.7 points, in Nine Months 2006 compared to $0.8 million, or 0.6 points, in Nine Months 2005. In addition, large property losses in 2005 were unusually low compared to the more normalized trend we are experiencing this year. Despite the increased losses this year, 2006 results continue to be strong as this line of business is benefiting from underwriting improvements over the past five years, including better insurance-to-value estimates across our book of business, a shift to risks of better construction quality and newer buildings, and an overall focus on low-to-medium hazard property exposures.
Business Owners’ Policy

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$12,689	11,392	11%		38,111	34,955	9%
Statutory NPE	12,309	11,514	7		36,101	34,990	3
Statutory combined ratio	99.9%	108.4	(8.5)	pts	94.2%	101.6	(7.4)pts
% of total statutory commercial NPW	4%	4			4%	4
Statutory net premiums written for Third Quarter 2006 increased 11% compared to Third Quarter 2005 and increased 9% for Nine Months 2006 compared to Nine Months 2005. This improvement is the result of our completed BOP correction plan that included pricing and underwriting actions focused on the growth of more profitable segments and the elimination of certain classes of business from our underwriting eligibility guidelines. With our BOP correction plan completed and our BOP rewrite in place in all of our states, we are beginning to see our new business increase. Direct new business for Nine Months 2006 was up 16% as compared to Nine Months 2005.
The statutory combined ratio for our BOP line of business improved more than 8 points for Third Quarter 2006 as compared to Third Quarter 2005 and more than 7 points for Nine Months 2006 compared to Nine Months 2005. The statutory combined ratios were negatively impacted by catastrophe losses of 2.8 points in Third Quarter 2006 as compared to an insignificant amount in Third Quarter 2005 and 2.1 points in Nine Months 2006 compared to 1.5 points in Nine Months 2005. The policy count on this line of business increased 12% as of September 30, 2006 compared to September 30, 2005. This line has achieved its fourth consecutive quarter of a combined ratio under 100%.
Bonds

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$5,219	4,602	13%		14,525	13,409	8%
Statutory NPE	4,500	3,976	13		12,796	11,831	8
Statutory combined ratio	77.9%	79.9	(2.0	)pts	81.8%	76.6	5.2	pts
% of total statutory commercial NPW	2%	1			1%	1
Profitability in this line of business is driven by enhancements to the bond underwriting process, including the successful rollout of our automated bond system in 2005. Results for Third Quarter 2006 and Nine Months 2006 compared to Third Quarter 2005 and Nine Months 2005 were negatively impacted by ceded reinstatement premiums, which added 0.9 points to the statutory combined ratio for Third Quarter 2006 and 2.8 points for Nine Months 2006. These ceded reinstatement premiums became necessary as a result of loss activity that exceeded our expectations in number and severity.

Personal Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
Personal Lines	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

GAAP Insurance Operations Results:
NPW	$53,695	52,738	2%		169,941	153,480	11%

NPE	53,179	51,788	3		161,502	157,641	2
Less:
Losses and loss expenses incurred	35,732	37,746	(5)		110,951	118,758	(7)
Net underwriting expenses incurred	17,600	15,005	17		52,759	42,933	23

Underwriting income (loss)	$(153)	(963)	84%		(2,208)	(4,050)	45%

GAAP Ratios:
Loss and loss expense ratio	67.2%	72.9	(5.7)	pts	68.7%	75.3	(6.6)	pts
Underwriting expense ratio	33.1%	29.0	4.1		32.7%	27.2	5.5

Combined ratio	100.3%	101.9	(1.6)		101.4%	102.5	(1.1)

Statutory Ratios:[1]
Loss and loss expense ratio	65.1%	70.6	(5.5)		67.8%	74.0	(6.2)
Underwriting expense ratio	28.9%	25.8	3.1		29.1%	26.5	2.6

Combined ratio	94.0%	96.4	(2.4)	pts	96.9%	100.5	(3.6)	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines Statutory Combined Ratio excluding flood is 100.8% for Third Quarter 2006 and 101.8% for Nine Months 2006 compared to 103.1% for Third Quarter 2005 and 105.0% for Nine Months 2005.
The increase in NPW for personal lines business reflects the impact of the termination of the Quota Share Treaty on January 1, 2006. Excluding the impact of this treaty, NPW for Personal Lines would have decreased 9% for Third Quarter 2006 compared to Third Quarter 2005 and 6% for Nine Months 2006 compared to Nine Months 2005. This decrease is the result of ongoing competition in the New Jersey personal automobile market. As of September 30, 2006, the number of cars we insure in New Jersey decreased 10% to 80,590 from 89,346 as of September 30, 2005. Partially offsetting the impact of the increased competition was an increase in direct premiums written in our homeowners’ line of business of 8% to $18.6 million in Third Quarter 2006 compared to $17.3 million in Third Quarter 2005 and 7% to $49.0 million in Nine Months 2006 as compared to $45.9 million in Nine Months 2005.
Personal Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$34,020	39,521		(14)%	107,330	118,671		(10)%
Statutory NPE	36,285	40,387		(10)%	111,635	124,858		(11)%
Statutory combined ratio	101.2%	104.2	(3.0	)pts	101.9%	107.1	(5.2	)pts
% of total statutory personal NPW	63%	75			63%	77
Net premiums written for this line of business decreased in both Third Quarter 2006 and Nine Months 2006 as a result of the ongoing competition in the New Jersey personal automobile market coupled with our rating plans that were not competitive due to a historically restrictive regulatory environment. As of September 30, 2006, the number of cars we insured decreased 10% compared to September 30, 2005.
The statutory combined ratio for Third Quarter 2006 compared to Third Quarter 2005 decreased 3.0 points, and decreased 5.2 points for Nine Months 2006 compared to Nine Months 2005. The Nine Months 2005 results for this line of business were significantly impacted by our reserving actions taken in light of a New Jersey Supreme Court decision in 2005. This decision eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act (“AICRA”) and resulted in an increase to our reserves of $13.0 million in the second quarter of 2005. The implementation of AICRA, combined with our rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the two years previous to the Supreme Court ruling. However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation resulted in the elimination of an excess profits reserve of $5.5 million in the second quarter of 2005. The $7.5 million net impact of these reserving actions increased the personal automobile statutory combined ratio by 6.0 points for Nine Months 2005.
Homeowners

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Statutory NPW	$17,517	11,140		57%	57,185	29,603		93%
Statutory NPE	14,947	9,536		57%	44,170	27,819		59%
Statutory combined ratio	102.8%	98.6	4.2	pts	102.7%	97.5	5.2	pts
% of total statutory personal NPW	33%	21			34%	19
Statutory NPW for Third Quarter 2006 and Nine Months 2006 as compared to Third Quarter 2005 and Nine Months 2005 increased as a result of the termination of the Quota Share Treaty on January 1, 2006. The termination resulted in a return of ceded premium in the first quarter of 2006 as well as the retention of homeowners’ business that had previously been ceded. An increase in direct premiums written of 8% for Third Quarter 2006 and 7% in Nine Months 2006 as compared to the same periods in 2005, also contributed to the increase in statutory net premiums written in 2006.
The Third Quarter 2006 statutory combined ratio of 102.8% was negatively impacted by 11.2 points of catastrophe losses, while the Third Quarter 2005 ratio of 98.6% included only 0.8 points in catastrophe losses. For Nine Months 2006, the statutory combined ratio of 102.7% contained 9.1 points of catastrophe losses, while the Nine Months 2005 ratio of 97.5% contained only 1.4 points of catastrophe losses.
Reinsurance
We rely, in part, on reinsurance to control exposure to losses and protect capital resources. Reinsurance carries counterparty credit risk, which may be mitigated in certain cases by collateral such as letters of credit, trust funds or funds withheld held by the Insurance Subsidiaries. Selective attempts to mitigate the credit risk related to reinsurance by pursuing relationships with companies rated A- or higher in most circumstances and/or requiring collateral to secure reinsurance obligations. In addition, Selective employs procedures to continuously review the quality of reinsurance recoverables and reserve for uncollectible reinsurance. Selective also may take actions, such as commutations, in cases of potential reinsurer default. Some of the Insurance Subsidiaries’ reinsurance contracts include provisions that give Selective a contractual right to terminate and/or commute the reinsurers’ portion of the liabilities based on deterioration of the reinsurer’s rating or financial condition.
Reinsurance recoverable balances tend to fluctuate based on the underlying losses incurred by the Insurance Subsidiaries. If a severe catastrophic event occurs, reinsurance recoverable balances may increase significantly. The reinsurance recoverable balances on paid and unpaid claims are 20% of stockholders equity as of September 30, 2006 compared to 23% as of December 31, 2005. These balances net of available collateral are 17% of stockholders equity as of September 30, 2006 compared to 19% as of December 31, 2005. Approximately half of the uncollateralized recoverable on paid and unpaid balances as of September 30, 2006 and December 31, 2005 stems from Federal or state sponsored pools, which we believe to have minimal default risk. The following are the five largest individual uncollateralized reinsurance recoverable on paid and unpaid balances based on September 30, 2006 amounts:

		As of: 9/30/06		As of: 12/31/05
		Unsecured		Unsecured
	Ratings:	Recoverable on Paid	% of	Recoverable on Paid
Reinsurer Name	AM Best	and Unpaid	Total	and Unpaid	% of Total

NJ Unsatisfied Claim Judgement Fund	State pool	62,940	36%	65,636	35%
Munich Reinsurance America, Inc.	“A”	32,122	19%	30,966	17%
National Flood Insurance Program	Federal program	27,079	16%	40,316	22%
Hannover Ruckversicherungs AG	“A”	9,542	5%	8,657	5%
Partner Reinsurance Co. of the U.S.	“A+”	7,347	4%	6,162	3%

Total All Reinsurers		173,498		185,501
% of Shareholders Equity		17%		19%
Our excess of loss treaties, which renewed on July 1, 2006, have the following characteristics:
Property Excess of Loss
•	The treaty was renewed with the same limit of $23.0 million in excess of a $2.0 million retention.

•	Terrorism (excluding nuclear biological, radiological or chemical events, which are covered under our Terrorism treaty of $45.0 million excess $15.0 million in the aggregate) and per occurrence aggregate limits of $46.5 million reflect a moderate reduction in the upper layer aggregate limits from the expiring $54.0 million.

•	The estimated ceded premium is $8.7 million, a reduction from the expiring $9.1 million ceded premium.
Casualty Excess of Loss
•	The treaty structure remained unchanged. Continuing provisions include:
—	The Workers Compensation Only treaty renewed with a $3.0 million excess $2.0 million cover.

—	The Casualty All In treaty, which covers all of our casualty business, including workers compensation, renewed with a $45.0 million excess of $5.0 million cover.
•	The overall estimated premium of $14.1 million as compared to the $13.5 million premium in the expiring treaty reflects fluctuations in the rate and an expected increase in the subject premium.

•	Annual aggregate terrorism limits of $115.0 million for both treaties renewed without changes; nuclear, biological, chemical and radiological losses continue to be excluded, with coverage for these risks provided by our Terrorism treaty.
Property Catastrophe Excess of Loss
During May 2006, Risk Management Solutions Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its US Hurricane model. RMS v.6.0 now provides results on both a “stochastic” five-year view and the traditional, longer-term “historic” view. RMS v.6.0 was influenced by RMS’s analysis of the 2004 and 2005 hurricane seasons, as well as a prospective view that hurricane activity in the Atlantic Basin will be above historical averages in the short to medium-term (five years). As a result of these model changes, previously modeled portfolios industry-wide generated significant increases in projected loss amounts. Our current property catastrophe program provides $237.5 million of coverage, net of co-participation, in excess of $20 million retention per occurrence and aggregate annual limits of $475.0 million.

The following table presents RMS v.6.0 modeled hurricane losses based on Selective’s property portfolio as of June 30, 2006:
($ in thousands)

	Stochastic Basis			Historic Basis
	Gross		Net Losses	Gross		Net Losses
Occurrence Exceedence	Losses[1]	Net	as a percent	Losses [1]	Net	as a percent
Probability	RMS v.6.0	Losses[2]	of Equity [3]	RMS v.6.0	Losses[2]	of Equity [3]

4.00% (1 in 25 year event )	$59,836	$17,129	2%	$42,281	$15,547	1%
2.00% (1 in 50 year event)	$116,609	$20,934	2%	$87,638	$19,105	2%
1.00% (1 in 100 year event)	$215,544	$26,437	3%	$168,896	$23,913	2%
0.40% (1 in 250 year event)	$435,526	$137,254	13%	$360,560	$88,526	8%

[1]	Gross Losses include secondary uncertainty, demand and storm surge

[2]	Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premium.

[3]	Equity as of 9/30/06.
Selective’s decision regarding the purchase of catastrophic reinsurance protection is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of portfolio, projected reinsurance costs and projected impact on earnings and statutory surplus. Our current catastrophe program provides protection for a 1 in 133 year event, or an event with 0.8 % probability according to the RMS v.6.0 stochastic model, and for a 1 in 173 year event, or an event with 0.6% probability according to RMS v.6.0 historic model. Our Property Catastrophe treaty renews each January. As is the case during each renewal process, we will consider a variety of alternative reinsurance structures for our January 1, 2007 renewal that may include changes in overall retention, limits and co-participation within various layers. The catastrophe reinsurance market continues to exhibit signs of a hard market as evidenced by upward pressure on price and terms.
Reinsurance Pooling Agreement
The Insurance Subsidiaries are parties to the Pooling Agreement, whose purpose is to:
•	Pool or share proportionately the underwriting profit and loss results of property and casualty underwriting operations through reinsurance;

•	Prevent any Insurance Subsidiary from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.
In Third Quarter 2006, our Pooling Agreement was revised to include SAICNJ. Under the revision to the Pooling Agreement, all of the Insurance Subsidiaries mutually reinsure all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary’s name on the table below:

Insurance Subsidiary	Respective Percentage

SICA	49.5%
SWIC	21.0%
SICSC	9.0%
SICSE	7.0%
SICNY	7.0%
SAICNJ	6.0%
SICNE	0.5%

Investments
Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to exceed a weighted-average benchmark of public equity indices. The risk objectives for all portfolios are to ensure investments are being structured with a focus on: (i) asset diversification, (ii) investment quality, (iii) liquidity, (iv) consideration of taxes, and (v) preservation of capital. Managing investment risk by adhering to these objectives is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, and enhance our financial strength and underwriting capacity. The following table presents the Moody’s Investor Service and S&P’s ratings of our fixed maturity portfolio, which demonstrates the quality of our investment portfolio:

	Unaudited
	September 30,	December 31,
Rating	2006	2005

Aaa/AAA	71%	68%
Aa/AA	18%	19%
A/A	8%	10%
Baa/BBB	3%	3%

Total	100%	100%

Our fixed maturity investments represent 82% of total invested assets. We continue to invest our fixed maturity portfolio primarily in intermediate-term securities to manage overall interest rate risk. The average duration of the fixed maturity portfolio, excluding short-term investments, was 4.2 years at September 30, 2006 compared to 4.4 years at September 30, 2005. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield, while mitigating interest rate risk. To provide liquidity, while maintaining consistent performance, fixed maturity investments are “laddered” so that some issues are always approaching maturity and provide a source of predictable cash flow in the ordinary course of business.
Summary of Investments

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2006	2005	Points		2006	2005	Points

Net investment income – before tax	$38,891	32,755	18.7%		$112,283	97,864	14.7%
Net investment income – after tax	30,079	25,558	17.7		87,355	75,451	15.8
Total invested assets					3,514,601	3,068,206	14.5
Effective tax rate	22.7%	22.0	0.7	pts	22.2%	22.9	(0.7)	pts
Annual after-tax yield on investment portfolio					3.4	3.4	—
The increases in net investment income before taxes for Third Quarter 2006 and Nine Months 2006 were primarily the result of increased invested assets in fixed maturity securities, short-term investments, and alternative investments driven by substantial increases in net investable cash flows of $460.4 million for full year 2005, which included net proceeds of $98.1million from our $100 million debt offering in November 2005, and $240.5 million of net investable cash flows in Nine Months 2006, which included net proceeds of $96.8 million from our $100 million debt offering in September 2006. Net investable cash flows reflect the use of a portion of our short-term investments to fund treasury stock purchases of 335,264 shares for approximately $16.3 million for full year 2005 and 1,897,365 shares for approximately $101.6 million in Nine Months 2006 under our authorized stock repurchase program.
Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $3.9 million in Third Quarter 2006 compared to $4.4 million of net realized gains in Third Quarter 2005, and $25.8 million in net realized gains in Nine Months 2006 compared to $9.5 million in realized gains in Nine Months 2005. The majority of the increase in net realized gains for the Nine Months 2006 reflects the sale of certain long-term equity investments as part of a sector and portfolio reallocation effort. There were no write-downs in Third Quarter 2006, Third Quarter 2005, or Nine Months 2006. Net realized gains include impairment charges from one write-down for other than temporary declines in fair value of $1.2 million for Nine Months 2005. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio. Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors when economic evaluations or the fundamentals for that security or sector have deteriorated and/or for tax planning purposes. We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Purchases and sales are made with the intent of maximizing future investment returns, while providing liquidity to meet future claims obligations.

The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2006	2005	2006	2005

Held-to-maturity fixed maturities
Gains	$15	4	15	50
Losses	—	—	—	—
Available-for-sale fixed maturities
Gains	39	776	1,947	1,152
Losses	(713)	(756)	(6,581)	(2,699)
Available-for-sale equity securities
Gains	5,973	5,638	33,879	14,299
Losses	(1,366)	(1,283)	(3,458)	(3,266)

Total net realized gains	$3,948	4,379	25,802	9,536

The securities sold in Third Quarter 2006 and 2005 have not diminished the overall liquidity of our portfolio because of the high quality and active market for our investment portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facility. For a further discussion of our liquidity requirements, refer to the “Financial Condition, Liquidity and Capital Resources” section below.
We realized gains and losses from the sale of available-for-sale debt and equity securities during Third Quarter and Nine Months 2006 and Third Quarter and Nine Months 2005. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	September 30, 2006		September 30, 2005
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$1.1	0.1	5.0	—
7 – 12 months	10.6	0.1	11.6	0.3
Greater than 12 months	9.6	0.3	9.1	0.2

Total fixed maturities	21.3	0.5	25.7	0.5

Equity Securities:
0 – 6 months	4.2	1.4	1.5	0.2
7 – 12 months	—	—	3.7	1.0
Greater than 12 months	—	—	0.7	0.1

Total equity securities	4.2	1.4	5.9	1.3

Total	$25.5	1.9	31.6	1.8

Period of time in an	Unaudited		Unaudited
unrealized loss position	Nine Months ended		Nine Months ended
($ in millions)	September 30, 2006		September 30, 2005
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$94.9	1.5	34.8	0.5
7 – 12 months	76.6	2.5	26.5	0.5
Greater than 12 months	33.9	1.5	27.3	0.9

Total fixed maturities	205.4	5.5	88.6	1.9

Equity Securities:
0 – 6 months	12.2	2.8	4.2	1.0
7 – 12 months	2.4	0.6	3.7	1.0
Greater than 12 months	—	—	0.7	0.1

Total equity securities	14.6	3.4	8.6	2.1

Total	$220.0	8.9	97.2	4.0

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk during the period that the individual security was sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.
Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position as of September 30, 2006 and December 31, 2005:

Period of time in an unrealized loss	Unaudited
Position	September 30, 2006		December 31, 2005
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss

Fixed maturities:
0 – 6 months	$94.4	0.5	962.7	8.0
7 – 12 months	346.4	2.0	164.8	3.0
Greater than 12 months	691.2	8.9	124.1	3.4

Total fixed maturities	1,132.0	11.4	1,251.6	14.4

Equities:
0 – 6 months	14.0	0.9	7.4	0.4
7 – 12 months	—	—	2.0	0.1
Greater than 12 months	0.3	0.1	—	—

Total equity securities	14.3	1.0	9.4	0.5

Total	$1,146.3	12.4	1,261.0	14.9

Gross unrealized losses decreased during Nine Months 2006 as a result of sales related to positions that were sold and previously in an unrealized loss position. This decline in gross unrealized losses was partially offset by increases in gross unrealized losses within our remaining portfolio attributable to the increase in the ten-year treasury yield of 24 basis points in Nine Months 2006. Our assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at September 30, 2006 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value

One year or less	$108.9	108.5
Due after one year through five years	638.3	630.9
Due after five years through ten years	368.5	365.0
Due after ten years through fifteen years	27.7	27.6

Total	$1,143.4	1,132.0

Investments Outlook
The financial markets in Third Quarter 2006 started with widespread concerns of an economic slowdown and rising inflation expectations on a global basis. The Federal Reserve continued its measured pace of monetary policy and left the Federal Funds unchanged for the third consecutive time at 5.25%. U.S. interest yield curve shifts during Third Quarter 2006 reflecting Federal Reserve directional uncertainty, varying inflation concerns, wide-ranging views on economic trends, and a possible flight to quality, led to a strong rally in interest rates. Other areas of concern include the slumping residential housing market in the U.S. as well as geopolitical risks that provide the potential for unpredictable economic and financial shocks. Despite these uncertainties, we believe that pre-tax investment income in our fixed maturity portfolio will continue to grow as a result of strong cash flow from Insurance Operations. To manage our interest rate risk, we aim to keep portfolio duration stable and maintain a well-laddered maturity structure for our fixed maturity portfolio.
Despite recent investor optimism relating to the decline in energy prices and improved outlook for consumer spending, there is still uncertainty in direction of the equity markets. This is due in part to the increased risk of recession from the substantial downturn in the housing sector coupled with Federal Reserve inaction. In regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations. Additionally, our alternative investment portfolio has performed well over the past few years, and as a result, we are looking to modestly grow this investment class as a percentage of our overall portfolio, which should contribute to lowering our overall portfolio risk given that these investments have a low correlation to other investment asset classes.
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
The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing (“HR Outsourcing”) and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During Third Quarter 2006, these operations provided a contribution of $0.13 per diluted share compared to $.011 per diluted share in Third Quarter 2005, and $0.29 per diluted share compared to $0.23 per diluted share for the comparable nine month periods. Contributions from the Diversified Insurance Services segment, particularly the Flood business, continue to provide a level of mitigation to the adverse impact that catastrophe losses have on our Insurance Operations segment. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenue (net income divided by revenues).

The results for this segment’s continuing operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,				September 30,
			% Change				% Change
($ in thousands)	2006	2005	or Points		2006	2005	or Points

HR Outsourcing
Revenue	$15,370	15,164	1%		$48,270	45,727	6%
Pre-tax profit	1,586	1,047	51		3,454	2,570	34
Flood Insurance
Revenue	12,410	10,690	16		31,874	26,059	22
Pre-tax profit	3,610	3,559	1		8,260	7,040	17
Other
Revenue	1,504	1,050	43		3,967	3,083	29
Pre-tax profit	792	482	64		1,956	1,401	40
Total
Revenue	29,284	26,904	9		84,111	74,869	12
Pre-tax profit	5,988	5,088	18		13,670	11,011	24
After-tax profit	3,943	3,391	16		9,056	7,318	24
After-tax return on revenue	13.5%	12.6	0.9	pts	10.8%	9.8	1.0	pts
HR Outsourcing
•	Profitability improvements in our HR Outsourcing business in Third Quarter 2006 compared to Third Quarter 2005 are mainly due to (i) increased average administration fee per worksite employee to $651 for Nine Months 2006 compared to $640 for Nine Months 2005; (ii) higher margins, particularly on our workers compensation business; and (iii) an increase in our number of worksite lives, as described below.

•	As of September 30, 2006, our worksite lives were up 8% to 26,464 compared to 24,493 as of September 30, 2005. To improve sales, during the first quarter of 2006 we unveiled a new marketing strategy and a new agent commission structure for our human resources outsourcing product, which we refer to as our employer protection program (“EPP”). The EPP is designed to assist business owners in managing the risk of employee-related liabilities.
Flood Insurance
Pre-tax profit increased as a result of the following:
•	An increase in flood premium in force of 26%. In force premium was $112.3 million on 144,500 policies at September 30, 2006, compared to in force premium of $89.1 million on 124,600 policies at September 30, 2005; and

•	An increase in the pre-tax marketing bonus from the National Flood Insurance Program (“NFIP”) of almost 50% to $2.3 million in Nine Months 2006 compared to Nine Months 2005.
These increases were offset by a decrease in the fee paid to us by the NFIP effective for the fiscal year beginning on October 1, 2005 to 30.8% from 31.2%.
Diversified Insurance Services Outlook
Our HR Outsourcing products offer an additional potential agency revenue stream for our independent agents. New market entrants will continue to create increased competition for these products. In Third Quarter 2006 we continued our efforts to reposition the human resource outsourcing products as the EPP, which assists business owners in managing the risk of employee-related liabilities. Agent training regarding the EPP is ongoing and based on initial positive feedback, we expect to recognize some synergies created from this product in 2006.
The National Council on Compensation Insurance (“NCCI”) has proposed an overall workers compensation rate level decrease of 15.7% for voluntary industrial classes in the State of Florida. Upon approval by the Florida Office of Insurance Regulation, the new rates will apply effective January 1, 2007 for new and renewal business. Future reductions in this rate could adversely affect our results of operations for our HR Outsourcing business.
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
Effective October 1, 2006, the fee paid to us by the NFIP will decrease 0.6 points to 30.2% of premiums written. Future reductions in this rate, which could occur through legislative activity, could adversely affect our results of operations for this business.
Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Our cash and short-term investments (“cash equivalent(s)”) position at September 30, 2006 was $212.9 million compared to $110.7 million at December 31, 2005. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of common stock under our employee and agent stock purchase plans. Our ability to receive dividends from our subsidiaries, however, is restricted. Dividends from our Insurance Subsidiaries to the parent company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2005 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to us, in 2006, ordinary dividends in the aggregate amount of approximately $120.6 million, of which $53.0 million has been paid through September 30, 2006. In addition, $32.1 million were paid on an extraordinary basis to fund the formation of Selective Auto Insurance Company of America. For additional information regarding dividends restrictions, refer to Note 7 “Indebtedness” and Note 8, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the money and generates investment income. The duration of the fixed maturity portfolio is 4.2 years as of September 30, 2006, while the liabilities of our Insurance Subsidiaries’ have a duration of approximately 2.9 years. To provide liquidity while maintaining consistent performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments during the ordinary course of business. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. Our consolidated investment portfolio was $3.5 billion as of September 30, 2006 and $3.2 billion as of December 31, 2005.
During 2006, Selective had revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million, under which no balances were outstanding during the year. In August 2006, these lines of credit were replaced with a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. Through September 30, 2006, no balances were outstanding under this credit facility.
Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from their operations. Dividends from SHRS to the parent company are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. SHRS provided dividends to the parent company of $3.1 million in Nine Months 2006 and $3.0 million in Nine Months 2005.
Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during

Nine Months 2006 and 2005. For further information regarding our notes payable, see Note 7 of the Notes to Consolidated Financial Statements, entitled, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2005 Annual Report. At September 30, 2006, the amount available for dividends to holders of our common stock, in accordance with our restrictions of the 2000 Senior Notes, was $363.3 million. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to the parent company. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to the parent company could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2006, we had stockholders’ equity of $1,048.8 million and total debt of $362.6 million. In addition, we have an irrevocable trust valued at $31.9 million to provide for the repayment of notes having maturities in 2007 and 2008.
As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best Rating for our Insurance Subsidiaries. On April 19, 2006, A.M. Best reaffirmed the “A+” (Superior) financial strength rating of our Insurance Subsidiaries for the 45th consecutive year. On July 25, 2006, S&P raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. In addition, during Third Quarter 2006, Moody’s Investor Services elevated their outlook regarding Selective to “positive.” Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during Nine Months 2006:
•	In September 2006, we successfully completed a $100 million debt offering. The security is a 60-year junior subordinated note with a 7.5% coupon. The proceeds from this offering will be used for general corporate purposes.

•	For Nine Months 2006, we repurchased approximately 1,897,400 shares of our common stock under our authorized repurchase program at a cost of $101.6 million. As of September 30, 2006, there are 2.8 million shares remaining under the authorization.
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
Off-Balance Sheet Arrangements
At September 30, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2005 except for the issuance of $100 million of Junior Subordinated Notes in September 2006 that is discussed in the “Capital Resources” section above. This debt has a 60-year life and interest is payable, subject to Selective’s right to defer interest payments for up to ten years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066.
Interest due under the Company’s debt obligations, including the new issuance in Third Quarter 2006, is as follows as of September 30, 2006:

•	Total:	$769.8 million
•	Less than one year:	$25.0 million
•	One to three years:	$46.0 million
•	Three to five years:	$36.8 million
•	More than five years:	$662.0 million
We expect to have the capacity to repay and/or refinance these obligations as they come due.
During 2006, Selective had revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million, under which no balances were outstanding during the year. In August 2006, these lines of credit were replaced with a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. Through September 30, 2006, no balances were outstanding under this credit facility.
At September 30, 2006, we had additional alternative investment commitments of up to $102.3 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data,” of our 2005 Annual Report.
Federal Income Taxes
Total federal income tax expense decreased $1.9 million for Third Quarter 2006 to $12.6 million and increased $3.2 million for Nine Months 2006 to $42.2 million, compared to Third Quarter and Nine Months 2005. The decrease for the quarter was driven by reduced profitability in our Insurance Operations segment. The increase in federal income tax expense for Nine Months 2006 as compared to the same period last year was attributable to higher pre-tax income driven by increased investment income and realized gains in our Investments segment, partially offset by decreased profitability in our Insurance Operations segment. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate from continuing operations for Third Quarter 2006 was 24.9%, compared with 27.4% for Third Quarter 2005 and 26.0% for Nine Months 2006 compared to 27.2% for Nine Months 2005.
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
For information concerning the adoption of accounting pronouncements and new accounting pronouncements that have been issued but not yet adopted, see Note 4, “Adoption of Accounting Pronouncements,” which is included as part of Item 1, “Business” in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in Selective’s 2005 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth information regarding purchases made by, or on behalf of, Selective, of Selective Insurance Group, Inc. common stock during the periods indicated:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]

July 1 – 31, 2006	237,233	51.03	237,233	3,054,071
August 1 – 31, 2006	287,382	51.36	286,700	2,767,371
September 1 – 30, 2006	1,348	52.26	—	2,767,371

Total	525,963	51.22	523,933	2,767,371

[1]	During Third Quarter 2006, 2,030 shares were purchased from employees in connection with stock option exercises. All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the then current market price of Selective’s common stock on the dates of the purchases.

[2]	On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 5.0 million shares, which is scheduled to expire on April 26, 2007. During Third Quarter 2006, 523,933 shares were repurchased, leaving 2,767,371 shares remaining to be purchased under the authorized program.
ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.
* 11	Statement Re: Computation of Per Share Earnings.

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	November 3, 2006

Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	November 3, 2006

Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer