Form 10-K
period 2006-12-31
SELECTIVE INSURANCE GROUP INC
filed 2007-03-01
CIK 230557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission file number 0-8641
SELECTIVE INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(973) 948-3000
Securities registered pursuant to Section 12(b) of the Act:
7.5% Junior Subordinated Notes due September 27, 2066
(Title of class)
Common Stock, par value $2 per share
(Title of class)
Preferred Share Purchase Rights
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:           None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes           ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes           ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes           ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes           ☑ No
The aggregate market value of the voting Common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market®, was $1,585,015,215 on June 30, 2006.
As of February 13, 2007, the registrant had outstanding 56,995,648 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2007 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.

		Page No
PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II.
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
	Forward-looking Statements	33
	Introduction	33
	Critical Accounting Policies and Estimates	33
	Results of Operations and Related Information by Segment	42
	Financial Condition, Liquidity and Capital Resources	55
	Federal Income Taxes	58
	Adoption of Accounting Pronouncements	59
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	61
	Consolidated Balance Sheets as of December 31, 2006 and 2005	62

	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	63

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	64

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	65

	Notes to Consolidated Financial Statements	66
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	98
Item 9A.	Controls and Procedures	98
Item 9B.	Other Information	100

PART III.
Item 10.	Directors and Executive Officers of the Registrant	100
Item 11.	Executive Compensation	100
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100
Item 13.	Certain Relationships and Related Transactions	100
Item 14.	Principal Accountant Fees and Services	100
EX-3.1: RESTATED CERTIFICATE OF INCORPORATION
EX-10.5.D: AMENDMENT TO THE 2005 OMNIBUS STOCK PLAN AMENDMENT
EX-10.15.A: AMENDMENT TO THE STOCK PURCHASE PLAN
EX-18: LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE
EX-21: SUBSIDIARIES OF SELECTIVE INSURANCE GROUP INC
EX-23.1: CONSENT OF KPMG LLP
EX-24.1: POWER OF ATTORNEY
EX-24.2: POWER OF ATTORNEY
EX-24.3: POWER OF ATTORNEY
EX-24.4: POWER OF ATTORNEY
EX-24.5: POWER OF ATTORNEY
EX-24.6: POWER OF ATTORNEY
EX-24.7: POWER OF ATTORNEY
EX-24.8: POWER OF ATTORNEY
EX-24.9: POWER OF ATTORNEY
EX-24.10: POWER OF ATTORNEY
EX-24.11: POWER OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: GLOSSARY OF TERMS

PART I
Item 1. Business.
Overview
Selective Insurance Group, Inc. through its subsidiaries, (collectively known as “Selective” or the “Company”) offers property and casualty insurance products and diversified insurance products. Selective was incorporated in New Jersey in 1977. Its principal property and casualty insurance subsidiary was organized in New Jersey in 1926. Its main offices are located in Branchville, New Jersey.
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
Financial information about Selective’s three operating segments is contained in this report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements, “Segment Information.”
Description of Operating Segment Products and Markets
Insurance Operations Segment
Selective’s Insurance Operations sell property and casualty insurance policies. Insurance policies are contracts to cover losses for specified risks in exchange for premiums. Property insurance generally covers the financial consequences of accidental loss to the insured’s property. Property claims are generally reported and settled in a relatively short period of time. Casualty insurance generally covers the financial consequences of bodily injury and/or property damage to a third party as a result of the insured’s negligent acts, omissions, or legal liabilities. Casualty claims often take years to be reported and settled.
Selective’s Insurance Operations segment writes its property and casualty insurance products through seven insurance subsidiaries (“Insurance Subsidiaries”), which are listed on the following table together with their respective ratings by A.M. Best Company, Inc. (“A.M. Best”), and state of domicile by which each is primarily regulated:

Insurance Subsidiaries	A.M. Best Rating [1]	Domiciliary State

Selective Insurance Company of America (SICA)	“A+ (Superior)”	New Jersey
Selective Way Insurance Company (SWIC)	“A+ (Superior)”	New Jersey
Selective Insurance Company of South Carolina (SICSC)	“A+ (Superior)”	South Carolina
Selective Insurance Company of the Southeast (SICSE)	“A+ (Superior)”	North Carolina
Selective Insurance Company of New York (SICNY)	“A+ (Superior)”	New York
Selective Insurance Company of New England (SICNE)	“A+ (Superior)”	Maine
Selective Auto Insurance Company of New Jersey (SAICNJ)	“A+ (Superior)”	New Jersey

[1]	With regard to an “A+” rating, A.M. Best uses its highest Financial Strength Rating of “Secure,” and a descriptor of “Superior,” which it defines as, “Assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders.” Only 9% of commercial and personal insurance companies carry an “A+” or better rating from A.M. Best.
In 2006, A.M. Best, in its list of “Top Property/Casualty Writers,” ranked Selective the 47th largest property and casualty group in the United States based on the 2005 combined net premiums written (“NPW”), or premiums for all policies sold, by the Insurance Subsidiaries.

Insurance Operations
Selective’s Insurance Operations segment derives substantially all of its revenues from insurance policy premiums. The Insurance Subsidiaries predominantly write annual policies, of which the associated premiums are defined as net premiums written (“NPW”). NPW is recognized as revenue as net premiums earned (“NPE”) ratably over the life of the insurance policy. Expenses fall into three categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.
Selective’s Insurance Subsidiaries are regulated by each of the states in which they do business. Each Insurance Subsidiary is required to file financial statements with such states, prepared in accordance with accounting principles prescribed by, or permitted by, such Insurance Subsidiary’s state of domicile (“Statutory Accounting Principles” or “SAP”). SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Selective evaluates the performance of our Insurance Subsidiaries in accordance with SAP. Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance as well as for industry comparative purposes.
The underwriting performance of insurance companies is measured under SAP by four different ratios:
1)	Loss and loss expense ratio, which is calculated by dividing incurred loss and loss expenses by NPE;

2)	Underwriting expense ratio, which is calculated by dividing all expenses related to the issuance of insurance policies by NPW;

3)	Dividend ratio, which is calculated by dividing policyholder dividends by NPE; and

4)	Combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.
A statutory combined ratio under 100% generally indicates that an insurance company is generating an underwriting profit and a statutory combined ratio over 100% generally indicates that an insurance company is generating an underwriting loss. The statutory combined ratio does not reflect investment income, federal income taxes, or other non-operating income or expense.
SAP differs in many ways from generally accepted accounting principles in the United States of America (“GAAP”), under which Selective is required to report our financial results to the United States Securities and Exchange Commission (“SEC”). The most notable differences impacting our reported net income are as follows:
•	Under SAP, underwriting expenses are recognized when incurred; whereas under GAAP, underwriting expenses are deferred and amortized over the life of the policy;

•	Under SAP, the underwriting expense ratio is calculated using NPW as the denominator; whereas NPE is used as the denominator under GAAP; and

•	Under SAP, the results of Selective’s flood line of business are included in the Insurance Operations segment, whereas under GAAP, these results are included within the Diversified Insurance Services segment.
Selective primarily uses SAP information to monitor and manage its results of operations. Selective believes that providing SAP financial information for the Insurance Operations segment helps its investors, agents, and customers better evaluate the underwriting success of Selective’s insurance business.
Selective believes that only providing a GAAP presentation of financial information for its Insurance Operations segment would make it more difficult for agents, customers, and investors to evaluate Selective’s success or failure in its insurance business.

The following table shows the statutory results of the Insurance Operations segment for the last three completed fiscal years:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Insurance Operations Results
NPW	$1,540,901	1,462,914	1,368,061

NPE	$1,504,632	1,421,439	1,321,316
Losses and loss expenses incurred	958,741	902,557	862,621
Net underwriting expenses incurred	482,657	449,569	414,256
Policyholders’ dividends	5,927	5,688	4,275

Underwriting profit (loss)	$57,307	63,625	40,164

Ratios:
Losses and loss expense ratio	63.7%	63.5	65.3
Underwriting expense ratio	31.3%	30.7	30.3
Policyholders’ dividends ratio	0.4%	0.4	0.3

Combined ratio	95.4%	94.6	95.9

GAAP Combined ratio [1]	96.1%	95.1	96.9

[1]	The “GAAP Combined Ratio” excludes the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP combined ratio. The total Statutory Combined Ratio excluding flood was 96.1% in 2006, 95.3% in 2005, and 96.5% in 2004.
Selective has consistently produced a lower statutory combined ratio than the property and casualty insurance industry, generally outperforming the industry for the past 10 years by an average of 2.7 points. The table below sets forth a comparison of certain Company and industry statutory ratios:

	Simple
	Average of
	All Periods
	Presented	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

Selective Ratios: (1)
Loss and loss expense	69.8%	63.7	63.5	65.3	70.3	72.3	74.3	75.7	74.4	70.2	68.2
Underwriting expense	31.0	31.3	30.7	30.3	30.7	30.3	31.5	31.7	30.5	32.2	31.2
Policyholders’ dividends	0.6	0.4	0.4	0.3	0.5	0.6	0.9	0.9	0.8	0.7	0.7
Statutory combined ratio (2)	101.5	95.4	94.6	95.9	101.5	103.2	106.7	108.2	105.7	103.2	100.1
Growth (decline) in net premiums written	8.4	5.3	6.9	12.0	15.7	13.8	10.5	3.6	8.1	4.4	3.7
Industry Ratios: (1) (3)
Loss and loss expense	76.9	66.9	74.8	73.1	75.1	81.5	88.4	81.5	78.8	76.2	72.8
Underwriting expense	26.3	25.9	25.5	24.9	24.6	25.1	26.5	27.4	27.9	27.7	27.1
Policyholders’ dividends	1.0	0.5	0.5	0.5	0.5	0.6	0.8	1.4	1.3	1.7	1.7
Statutory combined ratio (2)	104.2	93.3	100.8	98.5	100.2	107.3	115.7	110.4	108.1	105.6	101.6
Growth in net premiums written	5.1	2.6	(0.2)	4.4	9.6	15.1	8.5	4.7	1.9	1.8	2.9
Selective Favorable (Unfavorable) to Industry:
Statutory combined ratio	2.7	(2.1)	6.2	2.6	(1.3)	4.1	9.0	2.2	2.4	2.4	1.5
Growth (decline) in net premiums written	3.3	2.7	7.1	7.6	6.1	(1.3)	2.0	(1.1)	6.2	2.6	0.8

1.	The ratios and percentages are based upon SAP prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, Selective adopted a codified set of statutory accounting principles, as required by the NAIC. These principles were not retroactively applied, but would not have had a material effect on the ratios presented above.

2.	A statutory combined ratio under 100% generally indicates an underwriting profit and a statutory combined ratio over 100% generally indicates an underwriting loss. Due to investment income, a company may still be profitable even though its statutory combined ratio exceeds 100%.

3.	Source: A.M. Best. The industry ratios for 2006 have been estimated by A.M. Best.
Lines of Business and Products
Selective’s Insurance Operations segment includes commercial lines (“Commercial Lines”), which markets primarily to businesses and represents approximately 86% of Selective’s NPW; and personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 14% of NPW.
Commercial Lines
Commercial Lines underwrites general liability, commercial automobile, workers compensation, commercial property, business owners’ policy, and bond risks through traditional insurance and alternative risk management products.

Personal Lines
Personal Lines underwrites and issues insurance policies for personal automobile, homeowners, and other various risks.
Regional Geographic Market Focus
Selective’s Insurance Operations segment primarily focuses its marketing efforts and sells its products and services in the Eastern and Midwestern regions of the United States. This large geographic area diversifies Selective’s exposure to catastrophic risk. The Insurance Operations segment does not conduct any business outside of the United States. The following table shows the principal states in which Selective writes insurance business and the percentage of Selective’s total NPW that such state represents for the last three fiscal years.

	Year Ended December 31,
Net Premiums Written	2006	2005	2004

New Jersey	32.6%	33.9	36.7
Pennsylvania	14.3	14.4	13.7
New York	11.1	11.2	10.9
Maryland	7.5	7.2	7.0
Virginia	5.9	5.6	5.4
Illinois	3.9	3.8	3.2
North Carolina	3.8	3.8	3.7
Georgia	3.2	3.1	3.0
Indiana	3.1	2.8	2.8
South Carolina	2.5	2.5	2.1
Michigan	1.9	1.8	1.9
Ohio	1.6	1.5	1.6
Connecticut	1.4	1.3	1.1
Delaware	1.3	1.4	1.4
Rhode Island	1.3	1.2	1.1
Minnesota	1.1	1.1	1.0
Wisconsin	1.1	1.1	1.2
Other states [1]	2.4	2.3	2.2

Total	100.0%	100.0	100.0

[1]	Other states include, among others, Washington, D.C., Florida, Iowa, Kentucky, and Missouri.
Independent Insurance Agent Distribution Model
According to the Independent Insurance Agents and Brokers of America (“IIABA”), in 2004, independent insurance agents and brokers write approximately 80% of the commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the United States. Independent agents are a significant force in overall insurance industry premium production, in large part because they represent more than one insurance company and, therefore, can provide insureds with a wider choice of commercial and personal property and casualty insurance products. As a result, Selective is committed to the independent agency distribution channel and focuses its primary strategy on building relationships with well-established, independent insurance agents while carefully monitoring each agent’s profitability, growth, financial stability, staff, and mix of business against plans that Selective develops annually with the agent. In developing annual plans with its independent insurance agents, Selective’s field personnel and management spend considerable time meeting with agencies to: (i) advise them on Company developments; (ii) receive feedback on products and services; (iii) help agents increase market share; and (iv) consolidate more of their business utilizing Selective’s technology advantages.
As of December 31, 2006, Selective’s Insurance Subsidiaries had entered into agency agreements, pursuant to applicable state laws and regulations, with approximately 770 independent insurance agents having approximately 1,600 storefronts, to allow such agents to sell policies written by the Insurance Subsidiaries. Selective pays its independent agents commissions pursuant to calculations and specific percentages stated in the agency agreement. Under the agency agreement, other than as provided by law, agents are not permitted to receive compensation for the business they place with Selective from any insured or applicant for insurance other than Selective. The agency agreement provides for commissions to be paid based on a percentage of the premium written. Selective and its agents also negotiate other compensation arrangements, including supplemental commissions, based on the underwriting results of the business the agent writes with Selective.
Technology and Field Model Business Strategy
Selective uses the trademarks, “High-Tech, High-Touch"™ and “HT 2"™, to describe its business strategy for the Insurance Operations. “High-Tech” signifies the advanced technology that Selective uses to make it easy for: (i) independent insurance agents to transact and process business with Selective; and (ii) customers to access real-time information, manage their accounts and pay their bills through an on-line customer portal that was established in September 2006. “High-Touch”

signifies the close relationships that Selective has with its independent insurance agents and customers as a result of its business model that places underwriters, claims representatives, and safety management representatives in the field near its agents and customers.
Technology
Selective seeks to transact as much of its business as possible through the use of technology and, in recent years, has made significant investments in state-of-the-art information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives to: (i) provide its independent agents and customers with access to accurate business information; (ii) provide independent agents the ability to process business transactions from their offices and systems; and (iii) provide underwriters with targeted pricing tools to enhance profitability while growing the business. In 2006, Applied Systems, Inc. presented Selective with the “2006 Interface Leadership and Innovation Award” for promoting efficient communication between insurance carriers and independent agents. Applied Systems is the leading provider of automated solutions for the property and casualty insurance industry. The award was granted based on Selective’s ability to “advance agency-company interface through adoption, support and implementation of initiatives” through its xSELerate® agency integration technology. Additionally, Selective received the 2006 E-Fusion Award from A.M. Best Co. for innovative, business-focused agency integration technology. This award was granted to Selective for increasing productivity for its independent insurance agents through its xSELerate® agency integration technology.
Selective manages its information technology projects through a project management office (“PMO”). The PMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of Selective. The PMO meets monthly with Selective’s senior management to review all major projects and report on the status of other projects. The PMO is a factor in the success of Selective’s technology implementation and in ensuring that Selective has a competitive advantage with independent agents, while reducing overall company expenses and increasing overall employee productivity. Selective’s technology operations are located in Branchville, New Jersey; Glastonbury, Connecticut; and Sarasota, Florida.
Field Strategy
To support its independent agents, Selective employs a field underwriting model and a field claims model that are supported by the home office in Branchville, New Jersey, and five regional branch offices (“Region”), which were as follows as of December 31, 2006:

Region	Office Location

Mid-America	Columbus, Ohio
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Pennsylvania	Allentown, Pennsylvania
Southern	Charlotte, North Carolina
Selective also maintains an office in Hunt Valley, Maryland that supports our Selective Risk Managers (“SRM”) operations.
As of December 31, 2006, Selective had:
•	81 field underwriters within commercial lines, known as agency management specialists (“AMS”). AMSs live and work in the geographic vicinity of Selective’s appointed agents and generally work from offices in their homes. As a result of this close proximity, AMSs are able to build strong relationships with agents through direct and regular interaction.

•	8 territory managers within Personal Lines that work with AMSs and independent agents to advance Personal Lines production. Territory managers build strong relationships with agents through direct and regular interaction, which better positions them to evaluate new business opportunities.

•	70 safety management specialists (“SMSs”). SMSs are located in the Regions and are responsible for surveying and assessing insured and prospective risks from a risk/safety standpoint, and for providing ongoing safety management services to certain insureds.

•	136 field claims adjusters, known as claim management specialists (“CMSs”). Like AMSs, CMSs live in the geographic vicinity of Selective’s appointed agents and generally work from offices in their homes. CMSs, because of their geographic location, are able to conduct on-site inspections of losses and resolve claims faster, more accurately, and with higher levels of customer satisfaction. As a result, CMSs also obtain knowledge about potential exposures that they can share with AMSs.

Underwriting
Selective seeks to price and underwrite a variety of insurance risks and focuses its efforts on four market segments:
•	Small business accounts, representing 9% of Selective’s commercial lines premium, can be written through Selective’s Internet-based One & Done® system’s automated underwriting templates;

•	Middle market business accounts with annual premiums up to $250,000, that cannot be underwritten through the One & Done® system, are the primary focus of the AMSs and represent 80% of Selective’s commercial lines premium;

•	Large business accounts with annual premiums of approximately $250,000 or greater, which represents 11% of Selective’s commercial lines premuim, are underwritten by a specialized commercial lines unit, SRM. Approximately 20% of these accounts employ alternative risk transfer mechanisms such as guaranteed costs, retrospective plans, and self-insured group retention programs, or they are self-insured group accounts that retain a portion of the risk.

•	Personal Lines.
Selective’s underwriting process requires communication and interaction among:
•	The independent agents and the AMSs, who identify product and market needs;

•	Selective’s strategic business units (“SBUs”), located in the home office, which are organized by customer and product type, and develop Selective’s pricing and underwriting guidelines in conjunction with regions;

•	The Regions, which work with the SBUs to establish annual premium and pricing goals; and

•	The Actuarial Department, located in the home office, which assists in the determination of rate and pricing levels while also monitoring pricing and profitability.
A distinct advantage of Selective’s field underwriting model is its ability to provide a wide range of front-line safety management services focused on improving the policyholder’s safety and risk management programs. Services that Selective offers include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation. Risk improvement efforts for existing customers are designed to improve loss experience and retention through valuable ongoing consultative service; (ii) web-based safety management educational resources, including a large library of coverage-specific safety materials, videos and on-line courses; such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) OSHA construction and general industry certification training. Selective’s Safety Management goal is to partner with policyholders to identify and eliminate potential loss exposures.
Selective also has an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists Selective’s agents by servicing small to mid size business customers. During 2006, the USC became available to personal lines business customers of our New Jersey agents with a rollout to Selective’s remaining states during 2007. At the USC, Selective employees, who are licensed agents, respond to customer inquiries about insurance coverage, billing transactions, and other matters. The agent, as consideration for these services, receives a commission that is lower than the standard commission by approximately two points. Selective has found that the USC also provides additional opportunities to increase direct premiums written, as larger agencies seek insurance companies that have service center capabilities. Currently, the USC is servicing commercial lines net premiums written of $70 million and personal lines net premiums written of $26 million. The total $96 million serviced represents 6% of total net premiums written.
Selective analyzes its underwriting profitability by line of business, account, product, agency and other bases. Selective’s goal is to continue to underwrite the risks that it understands well and that, in aggregate, are profitable.
Field Claims Management
Effective, fair, and timely claims management is one of the most important customer services that Selective provides and one of the critical factors in achieving underwriting profitability. Selective’s claims policy emphasizes the maintenance of timely and adequate reserves for claims, and the cost-effective delivery of claims services by controlling losses and loss expenses. CMSs are primarily responsible for investigating and settling claims directly with policyholders and claimants. By promptly and personally investigating claims, CMSs are able to provide personal service and quickly resolve claims. CMSs also provide guidance on the handling of the claim until its final disposition. Selective also believes that by visiting the site of the claim, and meeting face-to-face with the insured or claimant, the settlement will be more accurate. In territories where there is insufficient claim volume to justify the placement of a CMS, or when a particular claim expertise is required, Selective uses independent adjusters to investigate and settle claims.

Selective has a centralized special investigative unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and takes action on potentially fraudulent claims. It is Selective’s policy to notify the proper authorities of its findings. This policy sends a clear message that Selective will not tolerate fraudulent activity committed against the Company or its customers. The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.
Selective has a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC provides enhanced services to Selective’s policyholders, including immediate claim review, 24 hours a day, seven days a week. The CSC is also designed to reduce the loss settlement time on first-party automobile claims and increase the usage of Selective’s discounts at body shops, glass repair shops, and car rental agencies.
Net Loss and Loss Expense Reserves
Selective establishes loss and loss expense reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured loss events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a full discussion regarding Selective’s loss reserving process.
The following information presents: (i) Selective’s reserve development over the proceeding ten years; and (ii) a reconciliation of reserves in accordance with SAP to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.
Section I of the ten-year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and loss expenses. The liability represents the estimated amount of loss and loss expenses for claims that were unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and loss expenses outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.
Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2006. Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2006.
This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

($ in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

I.Gross reserves for unpaid losses and loss expenses at December 31	$1,189.8	1,161.2	1,193.3	1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8
Reinsurance recoverable on unpaid losses and loss expenses at December 31	$(150.2)	(124.2)	(140.5)	(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)
Net reserves for unpaid losses and loss expenses at December 31	$1,039.6	1,037.0	1,052.8	1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0

II. Net Reserves estimated as of:
One year later	$1,029.5	1,034.5	1,044.2	1,080.7	1,125.5	1,151.7	1,258.1	1,408.1	1,621.5	1,858.5
Two years later	1,028.1	1,024.8	1,035.9	1,088.2	1,152.7	1,175.8	1,276.3	1,452.3	1,637.3
Three years later	1,020.5	1,014.0	1,033.3	1,115.6	1,181.9	1,210.7	1,344.6	1,491.1
Four years later	1,014.4	998.1	1,040.3	1,134.4	1,220.2	1,290.2	1,371.5
Five years later	1,000.9	997.9	1,049.9	1,156.0	1,278.3	1,306.8
Six years later	1,002.1	1,003.6	1,058.6	1,194.6	1,287.5
Seven years later	1,006.5	1,011.6	1,090.0	1,203.2
Eight years later	1,010.9	1,038.0	1,101.1
Nine years later	1,033.4	1,045.2
Ten years later	1,042.6
Cumulative net Redundancy (deficiency)	$(3.0)	(8.2)	(48.3)	(121.4)	(175.7)	(174.9)	(128.5)	(87.8)	(20.9)	7.3

III. Cumulative amount of net reserves paid through:
One year later	$303.6	313.7	328.1	348.2	399.2	377.1	384.0	414.5	422.4	468.6
Two years later	519.6	531.1	537.5	600.3	649.1	627.3	653.3	691.4	729.5
Three years later	674.7	665.5	703.8	767.5	815.3	807.2	836.3	903.7
Four years later	760.8	760.8	797.1	870.8	930.9	926.9	966.2
Five years later	820.0	812.2	856.1	933.6	1,002.4	1,003.3
Six years later	850.9	849.7	892.2	974.6	1,046.3
Seven years later	877.3	875.9	919.2	1,001.1
Eight years later	896.0	894.7	937.1
Nine years later	912.1	908.5
Ten years later	924.2

IV. Re-estimated gross liability	$1,305.9	1,294.2	1,352.0	1,469.3	1,519.9	1,546.8	1,583.3	1,716.5	1,867.0	2,090.5
Re-estimated Reinsurance Recoverable	$(263.3)	(249.0)	(250.9)	(266.1)	(232.3)	(240.1)	(211.7)	(225.5)	(229.7)	(232.0)

Re-estimated net Liability	$1,042.6	1,045.2	1,101.1	1,203.2	1,287.5	1,306.8	1,371.5	1,491.1	1,637.3	1,858.5

V. Cumulative gross (deficiency)	$(116.1)	(133.0)	(158.7)	(195.5)	(247.2)	(248.5)	(179.8)	(128.7)	(31.8)	(6.4)

Cumulative net Redundancy (deficiency)	$(3.0)	(8.2)	(48.3)	(121.4)	(175.7)	(174.9)	(128.5)	(87.8)	(20.9)	7.3

Note: Some amounts may not foot due to rounding.
The Company experienced favorable development in its loss and loss expense reserves totaling $7.3 million in 2006, which was primarily driven by favorable prior year development in our commercial automobile, workers compensation, and personal automobile lines of business partially offset by adverse development in our general liability line of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005. The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside the state of New Jersey and re-contracting our medical bill review services. The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency. The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by our contractor completed operations business and an increase in reserves for legal expenses. The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.
During the course of 2005, we had analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business. In the fourth quarter of 2005, we had sufficient evidence accumulated to change management’s best estimate of loss reserves for these lines. Accordingly, workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior. At the same time, commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years. In addition, the general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004.
In 2005 there was an adverse judicial ruling by the New Jersey Supreme Court, which is discussed in the “Personal Automobile” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This adverse judicial ruling led to an increase in reserves of approximately $10 million, of which $6 million represents adverse development from prior years.
The cumulative net deficiencies seen in the years 1998 through 2003 are reflective of the soft market pricing in the industry during that time frame, which hit the lowest levels in 1999. The industry as a whole underestimated reserves and loss trends leading to intense pricing competition. Additionally, during 1999, Selective significantly increased gross and ceded reserves by $37.5 million for prior accident years related to unlimited medical claims ceded to the Unsatisfied Claim and Judgment Fund in the State of New Jersey. Approximately 24% of the cumulative gross deficiency for years 1998 and prior stems from this increase.
As discussed in the “Insurance Operations” section of Item 1. “Business” on this Annual Report on Form 10-K
(“Form 10-K”), there are differences between SAP and GAAP accounting. The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31, as follows:

(in thousands)	2006	2005

Statutory losses and loss expense reserves (1)	$2,084,012	1,862,360
Provision for uncollectible reinsurance	2,700	3,500
Pension adjustment	2,619	(59)
Other	(299)	—

GAAP losses and loss expense reserve — net	2,089,032	1,865,801

Reinsurance recoverable on unpaid losses and loss expenses	199,738	218,248
GAAP losses and loss expense reserves — gross	$2,288,770	2,084,049

(1)	Statutory losses and loss expense reserves are presented net of reinsurance recoverable on unpaid losses and loss expenses.
     Environmental Reserves
Reserves established for liability insurance include exposure to environmental claims, both asbestos and non-asbestos. Selective’s exposure to environmental liability is primarily due to: i) policies written prior to the introduction of the absolute pollutions endorsement in the mid-1980’s; and ii) the underground storage tank leaks, mostly from New Jersey homeowners policies in recent years. Selective’s asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable.
“Asbestos claims” are claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2006, asbestos claims constituted 89% of our 2,568 environmental claims compared with 88% of our 2,382 outstanding environmental claims at December 31, 2005.
“Non-asbestos claims” are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented to us, other than asbestos claims. These claims primarily include landfills and leaking underground storage tanks. In past years, landfill claims have accounted for a significant portion of Selective’s environmental claim unit’s litigation costs. Over the past few years, Selective has been experiencing adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.

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
IBNR reserve estimation for environmental claims is difficult, because in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. Moreover, normal historically-based actuarial approaches are difficult to apply because past environmental claims are not indicative of future potential environmental claims. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range, as it would not be meaningful. Historically, Selective’s environmental claims have been significantly less volatile and uncertain than the commercial lines industry. In part, this is due to the fact that Selective is the primary insurance carrier on the majority of its environmental exposures, thus providing more certainty in its reserve position compared to the insurance marketplace.
Reinsurance
In the ordinary course of their business, the Insurance Subsidiaries reinsure a portion of the risks that they underwrite in order to control exposure to losses and protect capital resources. Reinsurance also permits the Insurance Subsidiaries additional underwriting capacity by permitting them to accept larger risks and underwrite a greater number of risks without a corresponding increase in capital or surplus. For a premium paid by the Insurance Subsidiaries, reinsurers assume a portion of the losses ceded by the Insurance Subsidiaries. Selective uses traditional forms of reinsurance and does not use finite risk reinsurance. Amounts not reinsured are known as retention. The Insurance Subsidiaries use two types of reinsurance to control exposure to losses:
•	Treaty reinsurance, in which certain types of policies are automatically reinsured without the need for approval by the reinsurer of the individual risks covered; and

•	Facultative reinsurance, in which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. Facultative reinsurance is primarily used for policies with limits greater than the limits available under the reinsurance treaties.
In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2007 via the Terrorism Risk Insurance Extension Act of 2005. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.
Reinsurance does not legally discharge an insurer from its liability for the full-face amount of its policies, but it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. Reinsurance carries counterparty credit risk, which may be mitigated in certain cases by collateral such as letters of credit, trust funds, or funds withheld by the Insurance Subsidiaries. Selective attempts to mitigate the credit risk related to reinsurance by pursuing relationships with companies rated “A-” or higher in most circumstances and/or requiring collateral to secure reinsurance obligations. In addition, Selective employs procedures to continuously review the quality of reinsurance recoverables and reserve for uncollectible reinsurance. Selective also may take actions, such as commutations, in cases of potential reinsurer default. Some of the Insurance Subsidiaries’ reinsurance contracts include provisions that give Selective a contractual right to terminate and/or commute the reinsurers’ portion of the liabilities based on deterioration of the reinsurer’s rating or financial condition.
Reinsurance recoverable balances tend to fluctuate based on the underlying losses incurred by the Insurance Subsidiaries. If a severe catastrophic event occurs, reinsurance recoverable balances may increase significantly. The reinsurance recoverable balances on paid and unpaid claims were 19% of stockholders equity at December 31, 2006 compared to 23% at December 31, 2005. These balances net of available collateral were 15% of stockholders equity at December 31, 2006 compared to 19% at December 31, 2005. Approximately half of the uncollateralized recoverable on paid and unpaid balances at December 31, 2006 and at December 31, 2005 stem from federal or state sponsored pools, which we believe to have minimal default risk. The following are the five largest individual uncollateralized reinsurance recoverables on paid and unpaid balances based on December 31, 2006 amounts:

($ in thousands)		As of: 12/31/06		As of: 12/31/05
		Unsecured		Unsecured
	Ratings:	Recoverable on	% of	Recoverable on Paid
Reinsurer Name	A.M. Best	Paid and Unpaid	Total	and Unpaid	% of Total

NJ Unsatisfied Claim Judgement Fund	State pool	$65,624	39%	$65,636	35%
Munich Reinsurance America, Inc.	“A”	30,776	18%	30,966	17%
National Flood Insurance Program	Federal program	14,823	9%	40,316	22%
Hannover Ruckversicherungs AG	“A”	12,161	7%	8,657	5%
Swiss Re America Corp.	“A+”	10,740	6%	11,787	6%
All Other Reinsurers	various	32,346	21%	28,641	15%
Total		$166,470		$186,003
% of Shareholders Equity		15%		19%
The table below summarizes the significant reinsurance treaties covering the Insurance Subsidiaries.

Treaty	Reinsurance Coverage		Terrorism Coverage

TRIA, Federal Statutory Program	See above for the description of TRIA. 90% of all TRIA certified losses above the retention. Selective’s retention for 2007 is approximately $200 million. Terrorism acts related to the use of nuclear, biological, chemical or radioactive reactions (“NBCR”) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the event.		Current program is set to expire on December 31, 2007. For further information regarding this legislation and our risks concerning terrorism exposure, see Item 1A. “Risk Factors” of this Form 10-K.

Property Excess of Loss	$23 million above a $2 million retention in two layers. Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:		All NBCR losses are excluded regardless of whether or not they are certified under TRIA. For non-NBCR losses, the treaty distinguishes between acts certified under TRIA and those that are not. The treaty provides annual aggregate limits for TRIA certified (other than NBCR) acts of $24 million for the first layer and $22.5 million for the second layer. Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

	•	$8 million in excess of $2 million layer provides unlimited reinstatements, no annual aggregate limit;
	•	$15 million in excess of $10 million layer provides two reinstatements, $45 million in annual aggregate.

Property Catastrophe	95% of $285 million above $40 million retention in three layers:		TRIA losses are excluded from the treaty. In addition, all NBC losses are excluded regardless of whether or not they are certified under TRIA.
	•	95% of losses in excess of $40 million up to $100 million;
	•	95% of losses in excess of $100 million up to $175 million;
	•	95% of losses in excess of $175 million up to $325 million; and
The treaty provides one reinstatement per layer, $541.5 million in annual aggregate limit, net of Selective’s co-participation.

Treaty	Reinsurance Coverage		Terrorism Coverage

Casualty Excess of Loss	Casualty Excess of Loss program is structured in two treaties: Workers Compensation only working layer treaty and all inclusive Casualty treaty, which provides coverage for all casualty lines including Workers Compensation. Workers Compensation losses have per occurrence coverage of $48 million in excess of $2 million retention and additional coverage of 75% of $40 million in excess of $50 million. All casualty losses have per occurrence coverage of $45 million in excess of $5 million retention and additional coverage of 75% of $40 million in excess of $50 million. Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

All NBC losses are excluded regardless of whether or not they are certified under TRIA. For non-NBC losses, the treaty distinguishes between acts certified under TRIA and those that are not.

TRIA certified losses (other than NBC) are subject to the following reinstatements and annual aggregate limits:

Workers Compensation only working layer of $3 million in excess of $2 million layer provides two reinstatements for TRIA losses, $9 million annual aggregate limit;

Casualty treaty:
	Workers Compensation only working layer of $3 million in excess of $2 million layer provides five reinstatements, $18 million annual aggregate limit;		•	$7 million in excess of $5 million layer provides two reinstatements for TRIA losses, $21 million annual aggregate limit;
	Casualty treaty:		•	$9 million in excess of $12 million layer provides two reinstatements for TRIA losses, $27 million annual aggregate limit;
	•	$7 million in excess of $5 million layer provides three reinstatements, $28 million annual aggregate limit;
	•	$9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit;	•	$9 million in excess of $21 million layer provides one reinstatement for TRIA losses, $18 million annual aggregate limit;
	•	$9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit; and	•	$20 million in excess of $30 million layer provides one reinstatement for TRIA losses, $40 million annual aggregate limit;
	•	$20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit.	•	75% of $40 million in excess of $50 million layer provides up to $30 million of coverage net of co-participation with one reinstatement for TRIA losses, $60 million in net annual aggregate limit; and
	•	75% of $40 million in excess of $50 million layer provides up to $30 million of coverage net of co-participation with one reinstatement, $60 million in net annual aggregate limit.	Non-certified terrorism losses (other than NBC) are subject to the normal limits under the treaty.

Surety and Fidelity Excess of Loss	The treaty provides per loss/per principal coverage up to $7.2 million in excess of $1.0 million retention and $0.8 million co-participation. The treaty provides the following reinstatements and annual aggregate limits:

Contract does not provide specific exclusions regarding terrorism losses.
	•	$3 million in excess of $1 million layer provides two reinstatements, $8.1 million annual aggregate limit, net of our co-participation;
	•	$5 million in excess of $4 million layer provides one reinstatement, $9 million annual aggregate limit, net of our co-participation.

Flood	100% reinsurance by the federal government’s National Flood Insurance Program Write Your Own program.		None.

Reinsurance Pooling Agreement

The Insurance Subsidiaries are parties to an inter-company reinsurance pooling agreement (“Pooling Agreement”). The purpose of the Pooling Agreement is to:
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

Insurance Regulation
     General
Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relates to a variety of aspects of an insurance company’s business and financial condition. The primary public purpose of such supervision and regulation is to protect the insurer’s policyholders; not the insurer’s shareholders. The extent of regulation varies, and generally is derived from state statutes that delegate regulatory, supervisory, and administrative authority to state insurance departments. Although the United States government does not directly regulate the insurance industry, federal initiatives from time to time can have an impact on the industry, such as the federal government’s enactment and extension of TRIA.
The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), and related regulations govern, among other things, the privacy of consumer financial information. GLB limits disclosure by financial institutions of “nonpublic personal information” about individuals who obtain financial products or services for personal, family, or household purposes. GLB generally applies to disclosures to non-affiliated third parties, but not to disclosures to affiliates. Many states in which Selective operates have adopted laws that are at least as restrictive as GLB. Privacy of consumer financial information is an evolving area of regulation requiring continued monitoring to ensure continued compliance with GLB.
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
All states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with certain insurance supervisory agencies and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers. Pursuant to these laws, the respective departments may: (i) examine Selective and the Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate; and (iii) require prior approval or notice of certain transactions, such as dividends or distributions to Selective Insurance Group, Inc. (the “Parent”) from the Insurance Subsidiary domiciled in that state.
     National Association of Insurance Commissioners (“NAIC”) Guidelines
The Insurance Subsidiaries are subject to statutory accounting principles and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulations of insurance companies, which includes the Insurance Regulatory Information System (“IRIS”). IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer’s business. The Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.
NAIC model laws and regulations are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments. All of the Insurance Subsidiaries states of domicile, except New York, are accredited by the NAIC. Examinations conducted by, or along with, accredited states can be accepted by other states. The NAIC intends to create nationwide regulatory network of accredited states.
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

Insurers with total adjusted capital that is less than two times their “Authorized Control Level,” as calculated pursuant to the NAIC model laws and regulations, are subject to different levels of regulatory intervention and action. Based upon the unaudited 2006 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary’s total adjusted capital substantially exceeded two times their Authorized Control Level.
Investments Segment
Our investment philosophy includes certain return and risk objectives for our equity and fixed maturity portfolios. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. At December 31, 2006, Selective’s investment portfolio consisted of $2,946.9 million (82%) of fixed maturity securities, $307.4 million (9%) of equity securities, $197.0 million (5%) of short-term investments, and $144.8 million (4%) of other investments.
Selective’s fixed maturity portfolio is comprised primarily of highly rated securities with almost 100% rated investment grade. The average rating of its fixed maturity securities is “AA” by Standard & Poors (“S&P”), their second highest credit quality rating. Selective expects to continue to invest primarily in high quality, fixed maturity investments. For further information regarding Selective’s interest rate sensitivity, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K. The average duration of the fixed maturity portfolio, including short-term investments of $197.0 million at December 31, 2006 and $185.1 million at December 31, 2005, was 3.8 years at December 31, 2006 and 4.0 years at December 31, 2005.
Selective’s Investments segment operations are primarily based in Parsippany, New Jersey, while certain segments of the portfolio are managed by external money managers. For additional information about investments, see the sections entitled, “Investments,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” Note 4 to the consolidated financial statements.
Diversified Insurance Services Segment
Selective’s Diversified Insurance Services segment provides fee-based revenues that contribute to earnings, increase operating cash flow, and help mitigate potential volatility in insurance operating results. The Diversified Insurance Services segment is complementary to Selective’s business model by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers. In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment. For more information concerning the results of the Diversified Insurance Services segment for the last three fiscal years ended December 31, refer to Note 15, “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data” on this Form 10-K. The Diversified Insurance Services operation currently has two major components: (i) human resource administration outsourcing; and (ii) flood insurance.
Human Resource Administration Outsourcing
Human resource administration outsourcing (“HR Outsourcing”) products and services are sold by Selective HR Solutions, Inc. and its subsidiaries (“SHRS”), which are headquartered in Sarasota, Florida. SHRS’s customers are small business owners who generally have existing relationships with independent insurance agents. SHRS leverages these relationships by using independent insurance agents as its distribution channel for its products and services in the states where it operates. As a Professional Employer Organization (“PEO”), SHRS enters into agreements with clients that establish a three-party relationship under which SHRS and the client are co-employers of the employees who work at the client’s location (“worksite employees”). As of December 31, 2006, SHRS had approximately 27,000 worksite employees.
Flood Insurance
Selective is a servicing carrier in the “Write-Your-Own” (“WYO”) Program of the United States government’s National Flood Insurance Program (“NFIP”). The WYO Program operates within the context of the NFIP, and is subject to its rules and regulations. The NFIP is administered by the Federal Emergency Management Agency (“FEMA”), which is a component of the Department of Homeland Security. The WYO Program is a cooperative undertaking of the insurance industry and FEMA. The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names, while ceding all of the premiums collected on these policies to the federal government. The companies receive an expense allowance, or servicing fee, for policies written and claims processed under the program, while the federal government retains responsibility for all underwriting losses. Selective is servicing approximately 274,000 flood policies under the NFIP through over 6,100 independent agents in 50 states and the District of Columbia.
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
Flood insurance is offered through the federal government’s NFIP program, which is managed by the Mitigation Division of FEMA under the U.S. Department of Homeland Security. In 2005, the destruction caused by the active hurricane season stressed the NFIP with unprecedented flood losses that have significantly increased the NFIP’s deficit.
The NFIP currently covers flooding caused by storm surge, wherein water is pushed toward the shore by the force of the winds swirling around a storm. If this federal program is modified in an unfavorable manner, wherein flooding related to storm surge is no longer covered or is required to be covered by our Insurance Operations Homeowners policies, it could have a material adverse effect on Selective’s financial condition, or results of operations, as it relates to Selective’s Flood and/or Homeowners results.
Effective October 1, 2006, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written. Future reductions in this rate could occur through legislative activity.
Competition
Selective faces significant competition in both the Insurance Operations and Diversified Insurance Services segments.
Property and casualty insurance is highly competitive on the basis of both price and service, and is extensively regulated by state insurance departments. In 2006, Selective was ranked as the 47th largest property and casualty group in the United States based on the 2005 NPW, by A.M. Best in its list, “Top Property/Casualty Writers.” The Insurance Operations compete with regional insurers, such as Cincinnati Financial, Ohio Casualty, and Harleysville, and national insurance companies, such as Travelers, The Hartford, and Zurich. Selective also competes against direct writers of insurance coverage, primarily in personal lines, such as GEICO and Progressive. Many of these competitors have greater financial, technical, and operating resources than Selective. Purchasers of property and casualty insurance products do not always differentiate between insurance carriers and differences in coverage. The more significant competitive factors for most of Selective’s insurance products are financial ratings, safety management, price, coverage terms, claims service, and technology. In addition, Selective also faces competition within each insurance agency that sells its insurance products as most of the agencies represent more than one insurance company.
With regard to the Diversified Insurance Services segment, during 2006, SHRS was ranked as the 11th largest Professional Employer Organization in a “Staffing Industry Report” published by Staffing Industry Analysts, Inc., based on 2005 gross revenue. Based on 2005 information, Selective’s Flood line of business is the 7th largest WYO carrier for the NFIP based on information obtained from Statutory Annual Statements.
Please refer to Item 1A. “Risk Factors,” for a discussion of the factors that could impact Selective’s ability to compete.
Seasonality

Selective’s insurance business experiences modest seasonality with regard to premiums written. Due to the general timing of commercial policy renewals, premiums written are usually highest in January and July and lowest during the fourth quarter of the year. Although the writing of insurance policies experiences modest seasonality, the premiums related to these policies are earned consistently over the period of coverage. Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs from man-made or weather-related events such as hail, tornadoes, windstorms, hurricanes, and nor’easters.

Customers
No one customer or independent agency accounts for 10% or more of Selective’s total revenue or the revenue of any one of its business segments.
Employees
At December 31, 2006, Selective had approximately 2,100 employees, of which 1,900 worked in the Insurance Operations and Investments segments and 200 worked in the Diversified Insurance Services segment.

Executive Officers of the Registrant
The following table sets forth biographical information about Selective’s Chief Executive Officer, Executive Officers, and senior management, as of March 1, 2007:

Name, Age, Title	Occupation And Background

Gregory E. Murphy, 51 Chairman, President, and	•	Chairman, President, and Chief Executive Officer of Selective, present position since May 2000
Chief Executive Officer	•	President, Chief Executive Officer, and Director of Selective, May 1999 to May 2000
	•	President, Chief Operating Officer, and Director of Selective, 1997 to May 1999
	•	Other senior executive, management, and operational positions at Selective, since 1980
	•	Director, Newton Memorial Hospital Foundation, Inc., since 1999
	•	Director, Insurance Information Institute
	•	Director, American Insurance Association (AIA), 2002 to December 2006
	•	Trustee, the American Institute for CPCU (AICPCU) and the Insurance Institute of America (IIA), since June 2001
	•	Graduate of Boston College (B.S.)
	•	Harvard University (Advanced Management Program)
	•	Certified Public Accountant (New Jersey) (Inactive)

Jamie Ochiltree III, 54	•	Present position since February 2004
Senior Executive Vice	•	Variety of executive positions, Selective, 1994 — February 2004
President, Insurance	•	Miami University (B.A.)
Operations	•	Wharton School (Advanced Management Program)

Richard F. Connell, 61	•	Present position since January 2006
Senior Executive Vice	•	Executive Vice President and Chief Information Officer, August 2000 — January 2006
President and Chief	•	Board member, ACORD, an insurance data standards organization
Information Officer	•	Central Connecticut State University (B.S.)

Kerry A. Guthrie, 49	•	Present position since February 2005
Executive Vice President and Chief Investment Officer	•	Senior Vice President and Chief Investment Officer, Selective, August 2002 — February 2005
	•	Variety of investment positions, Selective, 1996 — 2002
	•	Chartered Financial Analyst
	•	Certified Public Accountant (New Jersey) (Inactive)
	•	Member, New York Society of Security Analysts
	•	Siena College (B.S. Accounting)
	•	Fairleigh Dickinson University (M.B.A. Finance)

Dale A. Thatcher, 45	•	Present position since February 2003
Executive Vice President, Chief Financial Officer and	•	Senior Vice President, Chief Financial Officer and Treasurer, Selective, April 2000 — February 2003
Treasurer	•	Certified Public Accountant (Ohio) (Inactive)
	•	Chartered Property and Casualty Underwriter
	•	Chartered Life Underwriter
	•	Member of the American Institute of Certified Public Accountants
	•	Member of the Ohio Society of Certified Public Accountants
	•	University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)

Name, Age, Title	Occupation And Background

Ronald J. Zaleski, 52	•	Present position since February 2003
Executive Vice President and	•	Senior Vice President and Chief Actuary, Selective, February 2000 — February 2003
Chief Actuary	•	Vice President and Chief Actuary, Selective, September 1999 — February 2000
	•	Fellow of Casualty Actuarial Society
	•	Member of the American Academy of Actuaries
	•	Loyola College (B.A.)

Victor Daley, 63	•	Present position since September 2005
Executive Vice President, Human Resources	•	Executive Vice President, Chief Administrative, and Human Resources Officer for AmerUs Group, September 1995 — October 2004
	•	Providence College (B.S.)
	•	Roosevelt University (M.P.A.)
	•	Harvard University (Advanced Management Program)

Sharon R. Cooper, 45	•	Present position since February 2003.
Senior Vice President and Director of Communications	•	Vice President and Director of Communications, Selective, December 2000 — February 2003
	•	Director of Media Relations, Allstate Insurance, 1996 — December 2000
	•	Member, Society of Chartered Property and Casualty Underwriters
	•	University of Illinois (B.A.)

Michael H. Lanza, 45	•	Present position since July 2004
Senior Vice President,	•	Corporate advisor and legal consultant, April 2003 — July 2004
General Counsel and Corporate Secretary	•	Executive Vice President & Corporate Secretary, QuadraMed Corporation, a publicly-traded healthcare technology company, September 2000 — March 2003
	•	Member, Society of Corporate Secretaries and Corporate Governance Professionals
	•	University of Connecticut (B.A.)
	•	University of Connecticut School of Law (J.D.)

Information regarding Selective’s directors is included in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on April 24, 2007 in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this
Form 10-K.
Available Information
Selective files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other required information with the SEC. The public may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including Selective, that file electronically with the SEC.
Selective has a website, www.selective.com, through which its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 1A. Risk Factors
Certain risk factors exist that can have a significant impact on Selective’s business, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that Selective takes as part of its long-term capital strategy including, but not limited to, contributing capital to subsidiaries in its Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock (“Common Stock”), or increasing stockholders’ dividends. The following list of risk factors is not exhaustive and others may exist. Selective operates in a continually changing business environment, and new risk factors emerge from time to time. Consequently, Selective can neither predict such new risk factors nor assess the impact, if any, they might have on its business in the future.
The property and casualty insurance industry is cyclical.
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, and other factors. We have experienced the following fluctuations in Commercial Lines premium pricing, excluding exposure, over the past several years:
•	During 2006, pure price on Commercial Lines decreased 1.7%;

•	During 2005, pure price on Commercial Lines remained flat compared to 2004;

•	From 2001 — 2004, pure price on Commercial Lines was increasing in a range from 4.3% to 12.6%; and

•	For several years prior to 2001, we experienced decreases in pure price in our Commercial Lines operations.
The industry’s profitability also is affected by unpredictable developments, including:
•	Natural and man-made disasters;

•	Fluctuations in interest rates and other changes in the investment environment that affect investment returns;

•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Pricing and availability of reinsurance in the marketplace; and

•	Weather-related impacts due to the effects of global warming trends.
Catastrophic events
Results of property and casualty insurers are subject to weather and other conditions. While one year may be relatively free of major weather occurrences or other disasters, another year may have numerous such events, causing results to be materially worse than other years. Selective’s Insurance Subsidiaries have experienced catastrophe losses and the Company expects them to experience such losses in the future.
Various natural and man-made events can cause catastrophes, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is determined by the severity of the event and the total amount of insured exposures in the area affected by the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of Selective’s Insurance Subsidiaries historically have been related to commercial property and homeowners coverages. Selective’s property and casualty insurance business is concentrated geographically in the Eastern and Midwestern regions of the United States. New Jersey accounts for 33% of the Company’s total net premiums written.
Selective’s Insurance Subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Reinsurance, however, may prove inadequate if:
•	The modeling software used to analyze the Insurance Subsidiaries’ risk proves inadequate;

•	A major catastrophic loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or

•	The frequency of catastrophe losses result in the Insurance Subsidiaries exceeding their one reinstatement.

Acts of terrorism not covered by, or exceeding, reinsurance limits.
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 legislation was signed into law. This legislation was amended in December 2005 to be in effect through December 31, 2007 through the Terrorism Risk Insurance Extension Act of 2005 (collectively, these two acts will be referred to as “TRIA”). TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in this program. TRIA rescinded all previously approved exclusions for terrorism. Policyholders for non-workers compensation policies have the option to accept or decline the terrorism coverage Selective offers in its policies, or negotiate other terms. In 2006, approximately 90% of Selective’s commercial non-workers compensation policyholders purchased terrorism coverage. The terrorism coverage is mandatory for all workers compensation primary policies. In addition, 50%, or ten of the twenty primary states in which Selective writes commercial property coverage mandate the coverage of fire following an act of terrorism. These provisions apply to new policies written after enactment of TRIA. A terrorism act must be certified by the Secretary of Treasury in order to be covered by TRIA. TRIA limits the certified losses to “international terrorism” defined as an act committed on behalf of any foreign person or foreign interest in which the damage from the event is in excess of $100 million in 2007, and the event was not committed in the course of a war declared by the United States. Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available. This deductible, which is equal to approximately $200 million in 2007, is based on a percentage of commercial lines direct earned premiums for lines subject to TRIA from the prior calendar year. For losses above an insurer’s deductible, the federal government will cover 90%, while the insurer contributes 10%. Although the provisions of TRIA will serve to mitigate Selective’s exposure in the event of a large-scale terrorist attack, the Company’s deductible is substantial. In addition, it is uncertain whether TRIA will be extended past its current termination date of December 2007 and, therefore, it may not be a permanent solution. In January 2007, Selective began issuing policies whose effective dates will extend beyond the current expiration date of TRIA. Selective continues to monitor concentrations of risk and has secured additional per occurrence casualty coverage through its reinsurance program effective January 1, 2007 to enhance the Company’s protection against this highly unknown exposure.
Selective’s reserves may not be adequate to cover actual losses and expenses.
Selective is required to maintain loss reserves for its estimated liability for losses and loss expenses associated with reported and unreported insurance claims for each accounting period. From time to time, Selective adjusts reserves and, if the reserves are inadequate, the Company must increase its reserves. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the deficiency in reserves is identified, and (ii) could have a material adverse effect on Selective’s results of operations, liquidity, financial condition and financial strength, and debt ratings. Selective’s estimates of reserve amounts are based on facts and circumstances of which it is aware, including its expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors. There is no method for precisely estimating the Company’s ultimate liability for settlement of claims. Selective regularly reviews its reserving techniques and its overall amount of reserves. The Company also reviews:
•	Information regarding each claim for losses;

•	The Company’s loss history and the industry’s loss history;

•	Legislative enactments, judicial decisions and legal developments regarding damages;

•	Changes in political attitudes; and

•	Trends in general economic conditions, including inflation.
Selective cannot be certain that the reserves it establishes are adequate or will be adequate in the future.
Selective is heavily regulated in the states in which it operates.
Selective is subject to extensive supervision and regulation in the states in which its Insurance Subsidiaries transact insurance business. The primary purpose of insurance regulation is to protect individual policyholders and not shareholders or other investors. Selective’s business can be adversely affected by regulations affecting property and casualty insurance companies. For example, laws and regulations can lead to mandated reductions in rates to levels that Selective does not believe are adequate for the risks it insures. Other laws and regulations limit the Company’s ability to cancel or refuse to renew certain policies and require Selective to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance may also have an impact on Selective’s business. Selective’s concentration of business may expose the Company to increased risks of regulatory matters in the states in which the Insurance Subsidiaries write insurance that could be greater than the risks the Company could be exposed to by transacting business in a greater number of geographic markets.
Although the federal government does not directly regulate the insurance industry, federal initiatives, from time to time, can also impact the insurance industry. Proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures. Although Selective neither writes health insurance nor assumes any healthcare risk, rules affecting healthcare services can affect workers compensation, commercial and personal automobile, liability, and other insurance that the Company does write. Selective cannot determine whether, or in what form, healthcare reform legislation may be adopted by the U.S. Congress or any state legislature. Selective also cannot determine the nature and effect, if any, that the adoption of healthcare legislation or regulations, or changing interpretations, at the federal or state level would have on the Company.
Examples of insurance regulatory risks include:
Automobile Insurance Regulation
In 1998, New Jersey instituted an Urban Enterprise Zone (“UEZ”) Program, which requires New Jersey auto insurers to have a market share in certain urban territories that is in proportion to their statewide market share. Due to mandated urban rate caps, the premiums on these UEZ policies are typically insufficient to cover losses. Although the law that imposed these urban rate caps was repealed in 1998, the caps continue to be enforced by the New Jersey Department of Banking and Insurance (“NJDOBI”).
From time to time, legislative proposals are passed and judicial decisions are rendered related to automobile insurance regulation that could adversely affect Selective’s results of operations. For example, in 2005 a New Jersey Supreme Court decision eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act. This decision allows claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their lives.
Workers Compensation Insurance Regulation
Because Selective voluntarily writes workers compensation insurance, it is required by state law to support the involuntary market. Insurance companies that underwrite voluntary workers compensation insurance can either directly write involuntary coverage, which is assigned by state regulatory authorities, or participate in a sharing arrangement, where the business is written by a servicing carrier and the profits or losses of that serviced business are shared among the participating insurers. Selective currently participates through a sharing arrangement in all states, except New Jersey, where it currently writes involuntary coverage directly. Historically, workers compensation business has been unprofitable whether written directly or handled through a sharing arrangement. Additionally, Selective is required to provide workers compensation benefits for losses arising from acts of terrorism under its workers compensation policies. The impact of any terrorist act is unpredictable, and the ultimate impact on Selective will depend upon the nature, extent, location, and timing of such an act. Any such impact on Selective could be material.
Homeowners Insurance Regulation
Selective is subject to regulatory provisions that are designed to address potential availability and/or affordability problems in the homeowners property insurance marketplace. Involuntary market mechanisms, such as the New Jersey Insurance Underwriting Association (“New Jersey FAIR Plan”), generally result in assessments to the Company. The New Jersey FAIR Plan writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey FAIR Plan based on their share of the voluntary market. Similar involuntary plans exist in most other states where Selective operates.
Certain coastal states have instituted, or are considering adopting, legislation or regulation to maintain or increase the availability of property insurance, particularly homeowners insurance, in those states. For example, in Florida, effective January 1, 2008, an insurer writing homeowners insurance in another state, but not in Florida, may not continue to write private passenger automobile insurance in Florida unless such insurer is affiliated with an insurer writing homeowners insurance in Florida. At this time, none of Selective’s Insurance Subsidiaries write private passenger automobile insurance in Florida. Certain other coastal states, including certain states in which Selective’s Insurance Subsidiaries transact homeowners insurance business, are considering legislation requiring that homeowners insurers that write homeowners insurance in any geographic area of a state must write homeowners insurance in all geographic areas of that state. We cannot predict whether any such legislation or regulation will be enacted, and the ultimate impact on Selective will depend upon the specifics of the legislation or regulation and the state or states that adopt any such legislation or regulation.
Flood Insurance Regulation
The federal government’s NFIP program currently covers flooding caused by storm surge where water is pushed toward the shore by the force of the winds swirling around a storm. If this federal program is modified in an unfavorable manner, whereby flooding related to storm surge is no longer covered or is required to be covered by homeowners policies, such modification could have a material adverse effect on Selective’s Flood and/or Homeowners results.

Regulation and Legislation of Agent Compensation
Selective’s Insurance Subsidiaries sell insurance products and services primarily through appointed independent insurance agents. Accordingly, Selective seeks to compensate its agents consistent with market practices and pay commissions and other consideration for business agents place with Selective’s Insurance Subsidiaries. Selective discloses its compensation practices in notices to all policyholders and on Selective’s public website, while referring all specific questions about agent compensation to the agent that placed the business with Selective.
Because Selective’s agents also generally represent several of Selective’s competitors, Selective’s primary marketing strategy is to:
•	Develop close relationships with each agent by: (i) soliciting their feedback on products and services, (ii) advising them concerning company developments, and (iii) investing significant time with them professionally and socially; and

•	Develop with each agent, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with Selective, (ii) amounts of premium or numbers of policies placed with Selective, (iii) customer service levels, and (iv) profitability of business placed with Selective.
At present, Selective believes its agent compensation practices and disclosures meet current legal and regulatory requirements. Over the last two years, however, certain state attorneys general have investigated, and continue to investigate, various alleged anticompetitive practices engaged in by several insurance brokers and national insurance companies that compete with Selective. Some of these investigations, mainly related to insureds that are much larger than Selective’s target customer, have resulted in consent orders under which brokers and several of Selective’s competitors have left uncontested the attorneys general’s allegations that some of their compensation arrangements may have caused certain brokers to clandestinely “steer” clients to specific insurers without sufficient disclosure to the client. The consent orders also have, to one degree or another, banned the use of such compensation arrangements by the offending brokers and insurers in several, but not all, lines of business.
Given the regulatory scrutiny of compensation arrangements with brokers to date, it is possible that compensation arrangements between insurers and independent agents will come under further review and will be the subject of public policy debate and possible legislative reform. Selective monitors these developments but cannot determine the nature or effect, if any, that such a public policy debate or possible legislative reform will have on its agent compensation practices or business.
Risk of Regulatory Changes Adversely Affecting Our Ability to Appropriately Reinsure or Include Reinsurance Costs in Our Rates.
Florida, a state in which Selective does not write homeowners insurance, recently passed legislation (i) changing the funding and operation of the Florida state-sponsored insurer of last resort, Citizens Property Insurance Corporation, and the Florida Hurricane Catastrophe Fund (“FHCF”), which is the Florida state-sponsored reinsurance facility, and (ii) prohibiting residential property insurers from including in rate calculations the additional costs of private reinsurance or loss exposure that duplicates FHCF coverage. In the short-term, such legislative action may increase overall private property reinsurance availability and reduce its costs outside of Florida. Should other states in which Selective writes business enact similar legislation, it is possible that Selective may not be able to include the costs of reinsurance that it deems appropriate in its rates. In such an event, Selective may be forced, if permitted under applicable law, to exit certain markets. If not permitted to exit such markets, Selective may face unfair competitive situations, where state-sponsored insurers implement rate freezes or decreases.
Selective may be adversely impacted by a change in its ratings.
Insurance companies are subject to financial strength ratings produced by external rating agencies, based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold, or sell any of Selective’s securities. Higher ratings generally indicate financial stability and a strong ability to pay claims. A significant downgrade in ratings, from A.M. Best in particular, could: (i) affect our ability to write new business with customers, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.
Selective depends on independent insurance agents and other third party service providers.
Selective markets and sells its insurance products through independent, non-exclusive insurance agencies and brokers. Agencies and brokers are not obligated to promote Selective’s insurance products, and they may also sell the insurance products of the Company’s competitors. As a result, Selective’s business depends in part on the marketing and sales efforts of these agencies and brokers. As the Company diversifies and expands its business geographically, it may need to expand its network of agencies and brokers to successfully market its products. If these agencies and brokers fail to market Selective’s products successfully, its business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership of agencies or expansion of agencies through acquisition could adversely affect an agency’s ability to control growth and profitability, thereby adversely affecting Selective’s business.
In addition to independent insurance agents, Selective also relies on third party service providers to conduct a portion of its premium audits, safety management services, and claims adjusting services. Selective’s HR Outsourcing business relies on third party service providers for products such as health coverage, flexible spending accounts, and 401(k) savings plans. If these third-party service providers fail to perform their respective services and/or fail to provide their products successfully and/or accurately, Selective’s business may be adversely impacted.
Selective’s ability to reduce its exposure to risks depends on the availability and cost of reinsurance.
Selective transfers its risk exposure to other insurance and reinsurance companies through reinsurance arrangements. Through these arrangements, another insurer assumes a specified portion of the Company’s losses and loss adjustment expenses in exchange for a specified portion of the insurance policy premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly. Any decrease in the amount of Selective’s reinsurance will increase its risk of loss.
Selective also faces credit risk with respect to reinsurance. The inability of any of the Company’s reinsurers to meet their financial obligations could materially and adversely affect Selective’s operations, as the Company remains primarily liable to its customers under the policies that it has reinsured.
Selective faces significant competition from other regional and national insurance companies, agents, and self-insurance.
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
The property and casualty insurance industry is highly competitive on the basis of both price and service. If Selective’s competitors price their products more aggressively, the Company’s ability to grow or renew its business as well as its profitability may be adversely impacted. There are many companies competing for the same insurance customers in the geographic areas in which Selective operates. The Internet has also emerged as a significant source of new competition, both from existing competitors and from new competitors. A new form of competition may enter the marketplace as reinsurers may attempt to diversify their insurance risk by writing business in the primary marketplace.
Selective also faces competition, primarily in the commercial insurance market, from entities that self-insure their own risks. Many of Selective’s customers and potential customers are examining the benefits and risks of self-insuring as an alternative to traditional insurance.
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
New competition from these developments could cause the supply or demand for insurance to change, which could adversely affect Selective’s results of operations and financial condition.

Selective is a holding company, and its subsidiaries may have a limited ability to declare dividends, and thus may not have access to the cash that is needed to meet its cash needs.
Substantially all of Selective’s operations are conducted through its subsidiaries. Restrictions on the ability of the Company’s subsidiaries, particularly the Insurance Subsidiaries, to pay dividends or make other cash payments to the Parent may materially affect its ability to pay principal and interest on its indebtedness and dividends on its Common Stock.
Under the terms of Selective’s debt agreements and financial solvency laws affecting insurers, the Company’s subsidiaries are permitted to incur indebtedness up to certain levels that may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by the subsidiaries to the Parent. The Company cannot assure that the agreements governing the current and future indebtedness of its subsidiaries will permit such subsidiaries to provide the Parent with sufficient dividends, distributions, or loans to fund its cash needs. Sources of funds for the Insurance Subsidiaries primarily consist of premiums, investment income, and proceeds from sales and redemption of investments. Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments.
The Insurance Subsidiaries may declare and pay dividends to the Parent only if they are permitted to do so under the insurance regulations of their respective state of domicile. All of the states in which Selective’s Insurance Subsidiaries are domiciled regulate the payment of dividends. Some states, including New Jersey, North Carolina, and South Carolina, require that Selective give notice to the relevant state insurance commissioner prior to its Insurance Subsidiary domiciled in that respective state declaring any dividends and distributions payable to the Parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors. Selective’s SHRS subsidiary may also declare and pay dividends, which are restricted by the operating needs of this entity as well as a professional employer organization licensing requirement to maintain a current ratio of at least 1:1.
Class action litigation could affect Selective’s business practices and financial results.
Selective’s industries have been the target of class action litigation in areas including the following:
•	After-market crash parts;

•	Urban homeowner underwriting practices;

•	Health maintenance organization practices;

•	Discounting and payment of personal injury protection claims; and

•	Shareholder class action suits.
A change in Selective’s market share in New Jersey could adversely impact the results of its private passenger automobile business.
New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market. These policies are priced according to a separate rating scheme that is established by the assigned risk plan and subject to approval by NJDOBI. The amount of involuntary insurance an insurer must write in New Jersey depends on the insurer’s statewide market share — the greater the market share the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable.
Selective depends on key personnel.
To a large extent, the success of Selective’s businesses is dependent on its ability to attract and retain key employees, in particular its senior officers, key management, sales, information systems, underwriting, claims, HR Outsourcing, and corporate personnel. Competition to attract and retain key personnel is intense. While Selective has employment agreements with a number of key managers, the Company generally does not have employment contracts with its employees and cannot ensure that it will be able to attract and retain key personnel.

Selective’s investments support its operations and provide a significant portion of its revenues and earnings.
Like many other property and casualty insurance companies, Selective depends on income from its investment portfolio for a significant portion of its revenues and earnings. Any significant decline in the Company’s investment income as a result of falling interest rates, decreased dividend payment rates, reduced returns in our other investment portfolio, or general market conditions would have an adverse effect on its results. Fluctuations in interest rates cause inverse fluctuations in the market value of the Company’s debt portfolio. Any significant decline in the market value of its investments, excluding its held-to-maturity investments, would reduce the Company’s stockholders’ equity and its policyholders’ surplus, which could impact the Company’s ability to write additional premiums. In addition, Selective’s notes payable are subject to certain debt-to-capitalization restrictions, which could also be impacted by a significant decline in investment values.
Selective faces risks as a servicing carrier in the “Write-Your-Own” (“WYO”) Program of the United States government’s National Flood Insurance Program (“NFIP”).
Flood insurance is offered through the NFIP, which is managed by the Mitigation Division of FEMA under the U.S. Department of Homeland Security. In 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses currently estimated by FEMA to be in excess of $20 billion. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority and future limitations in this funding could occur.
Effective October 1, 2006, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written. Future reductions in this rate could occur through legislative activity.
Selective employs anti-takeover measures that may discourage potential acquirers and could adversely affect the value of its Common Stock.
Selective owns all of the shares of stock of its Insurance Subsidiaries domiciled in the states of New Jersey, New York, North Carolina, South Carolina, and Maine. State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company that controls a domestic insurance company. Any purchase of 10% or more of Selective’s outstanding Common Stock would require prior action by all or some of the insurance commissioners of these states.
Other factors also may discourage, delay, or prevent a change of control of Selective, including, among others, provisions in the Company’s certificate of incorporation (as amended), relating to:
•	Supermajority voting and fair price to the Company’s business combinations;

•	Staggered terms for the Company’s directors;

•	Supermajority voting requirements to amend the foregoing provisions;

•	The Company’s stockholders’ rights plan; and

•	The ability of the Company’s board of directors to issue “blank check” preferred stock.
The New Jersey Shareholders’ Protection Act provides that Selective, as a New Jersey corporation, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of the Company’s outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder. In addition, Selective may not engage at any time in any business combination with any interested shareholder other than: (i) a business combination approved by Selective’s board of directors prior to the shareholder becoming an interested shareholder; (ii) a business combination approved by two-thirds of the Company’s shareholders (other than the interested shareholder); or (iii) a business combination that satisfies certain price criteria. These provisions also could have the effect of depriving Selective stockholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of the Company’s Common Stock.
Selective faces risks from technology-related failures.
Selective’s businesses are increasingly dependent on computer and Internet-enabled technology. The Company’s inability to anticipate or manage problems with technology associated with scalability, security, functionality, or reliability could adversely affect its ability to write business and service accounts, and could adversely impact its results of operations and financial condition.

Selective faces risks in the HR Outsourcing business.
The operations of SHRS are affected by numerous federal and state laws and regulations relating to employment matters, benefits plans, and taxes. In performing services for its clients, SHRS assumes some obligations of an employer under these laws and regulations. Regulation in the HR Outsourcing business is constantly evolving, which could result in the modification of laws and regulations from time to time. Selective is unable to predict what additional government initiatives, if any, affecting SHRS’s business may be promulgated in the future. Consequently, the Company is also unable to predict whether SHRS will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Selective’s main office is located in Branchville, New Jersey, on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. Selective leases all of its other facilities. The principal office locations related to Selective’s three business segments are described in the “Field Strategy,” “Investments Segment,” and “Human Resource Administration Outsourcing” sections of Item 1. “Business.” Selective believes that its facilities provide adequate space for its present needs and that additional space, if needed, would be available on reasonable terms.
Item 3. Legal Proceedings.
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Some of these lawsuits attempt to establish liability under insurance contracts issued by Selective’s Insurance Subsidiaries. Plaintiffs in these lawsuits are seeking money damages that, in some cases, are extra-contractual in nature or they are seeking to have the court direct the activities of Selective’s operations in certain ways.
Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Selective’s Common Stock is traded on the NASDAQ Global Select Market under the symbol: “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for Selective’s Common Stock for each full quarterly period within the two most recent fiscal years:

	2006		2005
	High	Low	High	Low

First Quarter	$29.18	26.10	24.50	20.88
Second Quarter	28.23	25.38	25.24	20.95
Third Quarter	28.02	24.89	25.47	23.02
Fourth Quarter	29.10	25.95	29.64	23.53
On February 23, 2007, the closing price of Selective as reported on the NASDAQ Global Select Market was $24.89. All share and per share amounts have been restated to give retroactive effect to the two-for-one stock split distributed on February 20, 2007 to shareholders of record as of February 13, 2007. See Item 8. “Financial Statements and Supplementary Data,” Note 10 for discussion regarding the stock split.
(b) Holders
As of February 13, 2006, there were approximately 2,744 holders of record of Selective’s Common Stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.
(c) Dividends
Dividends on shares of Selective’s Common Stock are declared and paid at the discretion of the Board of Directors based on Selective’s operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within Selective’s two most recent fiscal years:

Dividend per share	2006	2005

First Quarter	$0.11	0.10
Second Quarter	$0.11	0.10
Third Quarter	$0.11	0.10
Fourth Quarter	$0.11	0.11
The Parent’s ability to declare dividends is restricted by covenants contained in senior notes that it issued on May 4, 2000 (“2000 Senior Notes”). See Note 9 to the consolidated financial statements entitled, “Indebtedness.” All such covenants were met during 2006 and 2005. At December 31, 2006, the amount available for dividends to holders of Selective’s common shares under such restrictions was $384.2 million for the 2000 Senior Notes.
Selective’s ability to receive dividends, loans, or advances from its Insurance Subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company act, which generally requires that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Selective does not believe that such restrictions materially limit the ability of the Insurance Subsidiaries to pay dividends to Selective now or in the foreseeable future. Selective currently expects to continue to pay quarterly cash dividends on shares of its Common Stock in the future and has increased the quarterly stock dividend by 9% to $0.12 per share in the first quarter of 2007.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about Selective’s Common Stock authorized for issuance under equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a)

Equity compensation plans approved by security holders	1,250,036	$14.99	6,370,460 (1)

(1)	Includes 359,496 shares available for issuance under Selective’s Employee Stock Purchase Savings Plan, 3,074,854 shares available for issuance under Selective’s 2005 Omnibus Stock Plan, which can be issued, among other things, as stock options or restricted stock awards, and 2,936,110 shares available for issuance under Selective’s Stock Purchase Plan for Independent Insurance Agencies.

(e) Performance Graph

The following chart, produced by Research Data Group, Inc., depicts Selective’s performance for the period beginning December 31, 2001 and ending December 31, 2006, as measured by total stockholder return on the Company’s Common Stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies.

*	$100 invested on 12/31/07 in stock or index — including reinvestment of dividends. Fiscal year ending December 31.

Notwithstanding anything to the contrary set forth in any of Selective’s previous filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings made by Selective under those statutes, the preceding performance graph will not be incorporated by reference into any of those prior filings, nor will such graph be incorporated by reference into any future filings made by Selective under those statutes.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding Selective’s purchase of its own Common Stock in the fourth quarter of 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet Be
		Average Price	as Part of Publicly	Purchased Under the
	Total Number of	Paid	Announced Plans	Announced Plans
Period	Shares Purchased[1]	per Share	or Programs[2]	or Programs[2]
October 1-31, 2006	21,128	$27.90	20,876	5,513,866
November 1-30, 2006	253,886	27.35	239,702	5,274,164
December 1-31, 2006	59,998	27.46	51,400	5,222,764

Total	335,012	27.41	311,978

[1]	Includes Selective’s purchases from employees of 7,174 shares in connection with the vesting of restricted stock. These shares were purchased at the closing market price on the date of vesting. Selective also purchased 15,860 shares in connection with stock option exercises. These shares were purchased at the current market price of Selective’s Common Stock at the time of exercise. Shares purchased in connection with restricted stock vestings and option exercises are not purchased as part of the publicly announced program.

[2]	On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 10.0 million shares, which is scheduled to expire on April 26, 2007.

Item 6. Selected Financial Data.
Eleven-Year Financial Highlights1

(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2006	2005	2004	2003	2002

Net premiums written	$1,535,961	1,459,474	1,365,148	1,219,159	1,053,487
Net premiums earned	1,499,664	1,418,013	1,318,390	1,133,070	988,268
Net investment income earned	156,802	135,950	120,540	114,748	103,067
Net realized gains (losses)	35,479	14,464	24,587	12,842	3,294
Diversified Insurance Services revenue from continuing operations[2,3]	110,526	98,711	86,484	70,780	59,399
Total revenues	1,807,867	1,671,012	1,553,624	1,335,056	1,157,553
Underwriting profit (loss)	57,978	69,728	40,768	(25,252)	(38,743)
Diversified Insurance Services income (loss) from continuing operations[2,3]	17,808	14,793	11,921	6,194	3,103
Net income from continuing operations[3]	163,574	147,452	127,177	64,375	40,310
Total discontinued operations, net of tax[3]	—	546	1,462	1,969	1,659
Cumulative effect of change in account principle, net of tax	—	495	—	—	—
Net income	163,574	148,493	128,639	66,344	41,969
Comprehensive income	146,054	112,078	134,723	99,362	59,366
Total assets	4,767,705	4,375,625	3,912,411	3,423,925	3,016,335
Notes payable and debentures[6]	362,602	339,409	264,350	238,621	262,768
Stockholders’ equity	1,077,227	981,124	882,018	749,784	652,102
Statutory premiums to surplus ratio[4]	1.5	1.6	1.7	1.8	1.9
Statutory combined ratio[2,5]	95.4	94.6	95.9	101.5	103.2
Combined ratio[2,5]	96.1	95.1	96.9	102.2	103.9
Yield on investment, before-tax	4.6	4.6	4.7	5.1	5.4
Debt to capitalization	25.2	25.7	23.1	24.1	28.7
Return on average equity	15.9	15.9	15.8	9.5	6.8

Per share data:
Net income from continuing operations[3,8]:
Basic	$2.98	2.72	2.38	1.23	0.80
Diluted	2.65	2.33	2.01	1.07	0.74

Net income[8]:
Basic	$2.98	2.74	2.41	1.27	0.83
Diluted	2.65	2.35	2.04	1.10	0.77

Dividends to stockholders[8]	$0.44	0.40	0.35	0.31	0.30

Stockholders’ equity[8]	$18.81	17.34	15.79	13.74	12.26

Price range of Common Stock[8]:
High	$29.18	29.64	22.98	16.50	15.74
Low	24.89	20.88	15.86	10.91	9.68
Close	28.65	26.55	22.12	16.18	12.59

Number of weighted average shares[8]:
Basic	54,986	54,342	53,462	52,262	50,602
Diluted	62,542	64,708	64,756	63,206	55,990

1.	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

2.	Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services. 1997 — 2005 have been restated to reflect the exclusion of results from discontinued operations.

3.	See Item 8. “Financial Statements and Supplementary Data,” Note 15 to the consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section entitled “Diversified Insurance Services Segment” for a discussion of discontinued operations and Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements for the components of income.

2001	2000	1999	1998	1997	1996

925,420	843,604	811,677	748,873	717,618	692,239
883,048	821,265	799,065	722,992	676,268	694,947
96,767	99,495	96,531	99,196	100,530	96,952
6,816	4,191	29,377	(2,139)	6,021	2,786

51,783	43,463	22,554	8,562	7,060	7,061
1,041,177	972,153	950,669	831,791	793,007	804,780
(60,638)	(65,122)	(54,147)	(24,986)	(3,022)	(21,982)

(3,819)	2,112	4,257	1,765	646	1,950
24,112	24,487	53,483	53,277	69,531	55,551
1,581	2,048	234	293	77	—

—	—	—	—	—	—
25,693	26,535	53,717	53,570	69,608	55,551
24,405	49,166	16,088	78,842	105,931	51,539
2,673,721	2,590,903	2,507,545	2,432,168	2,306,191	2,189,737
156,433	163,634	81,585	88,791	96,559	103,769
591,160	577,797	569,964	607,583	565,316	474,299
1.8	1.7	1.6	1.5	1.5	1.7
106.7	108.2	105.7	103.2	100.1	102.9
106.9	107.9	106.8	103.6	100.3	102.9
5.4	5.8	5.6	5.7	6.0	6.1
21.0	22.1	12.5	13.2	14.6	18.0
4.4	4.6	9.1	9.1	13.4	12.2

0.50	0.50	0.99	0.94	1.21	0.96
0.46	0.47	0.93	0.87	1.14	0.92

0.53	0.54	0.99	0.94	1.21	0.96
0.49	0.51	0.94	0.87	1.14	0.92

0.30	0.30	0.30	0.28	0.28	0.28

11.58	11.46	10.73	10.65	9.66	8.16

14.11	12.94	11.25	14.63	14.19	9.69
9.97	7.32	8.25	8.35	9.16	7.75
10.87	12.13	8.60	10.07	13.50	9.50

49,166	49,814	54,162	56,960	57,818	57,720
52,848	53,144	57,754	60,824	61,850	60,720

4.	Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital because, as the ratio increases, revenue per dollar of capital increases, indicating the possibility of increased returns or increased losses due to the effects of leverage.

5.	Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

6.	See Item 8. “Financial Statements and Supplementary Data,” Note 9 to the consolidated financial statements for a discussion of notes payable and debentures.

7.	In December 2004, Selective adopted Emerging Issues Taskforce Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which resulted in the restatement of 2003 diluted earnings per share to reflect the conversion feature of Selective’s September 2002 Senior Convertible Notes. For further discussion of these senior convertible notes, see Item 8. “Financial Statements and Supplementary Data,” Note 9.

8.	All share and per share amounts have been restated to give retroactive effect to the two-for-one stock split distributed on February 20, 2007 to shareholders of record as of February 13, 2007. See Item 8. “Financial Statements and Supplementary Data,” Note 10 for discussion regarding the stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely” or “continue” or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct. We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause our actual results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time-to-time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
Introduction

Selective Insurance Group, Inc., (“Selective,” the “Company,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations; (ii) Investments; and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. For convenience and reading ease, we have written the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for years ended December 31, 2006, 2005, and 2004;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations and Contingent Liabilities and Commitments;
•	Federal Income Taxes; and
•	Adoption of Accounting Pronouncements.
Critical Accounting Policies and Estimates

We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the financial statements involved the following: (i) reserve for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; and (iv) other-than-temporary investment impairments.

Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2006, the Company had accrued $2.3 billion of gross loss and loss expense reserves compared to $2.1 billion at December 31, 2005.
How reserves are established
When a claim is reported to an insurance subsidiary, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices, as well as the experience and knowledge of the claims person. Until the claim is resolved, these estimates are revised as deemed necessary by the responsible claims personnel based on subsequent developments and periodic reviews of the case.
In addition to case reserves, we maintain estimates of reserves for losses and loss expenses incurred but not yet reported (“IBNR”). Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. The actuarial techniques used are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff, which is managed independently from the operating units. In completing this analysis, the actuaries are required to make numerous assumptions, including, for example, the selection of loss development factors and the weight to be applied to each individual actuarial indication. These indications include paid and incurred versions for the following actuarial methodologies: loss development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity. Additionally, the actuaries must gather substantially similar data in sufficient volume to ensure the statistical credibility of the data. The second component of the analysis is the projection of the expected ultimate loss ratio for each line of business for the current accident year. This projection is part of the Company’s planning process wherein the expected loss ratios are reviewed and updated each quarter. This review includes actual versus expected pricing changes, loss trend assumptions, and updated prior period loss ratios from the most recent quarterly reserve analysis.
In addition to the most recent loss trends, a range of possible IBNR reserves is determined annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss trends include, but are not limited to, large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. The Company also considers factors such as: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based on the consideration of the range of possible IBNR reserves, recent loss trends, uncertainty associated with actuarial assumptions and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until some time after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until some time later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods.
Major trends by line of business creating additional loss and loss expense reserve uncertainty

The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. However, as market conditions change, certain trends are identified that management believes create an additional amount of uncertainty. A discussion of recent trends, by line of business, that have been recognized by management follows.
Workers Compensation
With $763 million, or 37% of our total recorded reserves, net of reinsurance at December 31, 2006, workers compensation is our largest reserved line of business. In addition to the uncertainties associated with actuarial assumptions and methodologies described above, workers compensation is the line of business that is most susceptible to unexpected changes in the cost of medical services because of the length of time over which medical services are provided and the unpredictability of medical cost inflation. In 2005, we had sufficient evidence of greater than expected increases in our workers compensation medical costs and raised our reserves in this line of business by $42 million for accident years 2001 and prior. In 2006, while medical cost trends were higher than historical amounts, they were lower than 2005 and were close to expected amounts in our reserve analysis. As a result, in 2006, reserves for prior accident years were reduced by the relatively moderate amount of $4 million. The higher than historical increase in medical costs in 2005 and 2006 could be a relatively short-term anomaly, in which case our historical patterns would be the best basis for future projections. If higher trends continue on a longer term, our historical patterns will be less meaningful in predicting future loss costs and could result in significant adverse reserve development.
General Liability
At December 31, 2006, our general liability line of business had recorded reserves, net of reinsurance of $708 million, which represented 34% of our total net reserves. In recent years, this line of business has experienced adverse development mainly due to coverage for completed work under policies issued to contractors and higher than expected legal expenses. Contractors general liability business in the late 1990’s was our fastest growing class of business, which brought with it more complex claims and created challenges in estimating the related reserves. By 2003, we had gained a better understanding of the underwriting complexities and were able to implement initiatives to improve the financial results for this line. Accordingly, our adverse development in 2006 of $15 million for this line of business was driven by reserve increases for accident years 2002 and prior, and was partially offset by favorable development in accident years 2004 and 2005 as we compiled additional experience to improve our actuarial projections of expected ultimate losses. At this time, management has not identified any recent trends that would create additional significant reserve uncertainty for this line of business.
Commercial Automobile
At December 31, 2006, our commercial automobile line of business had recorded reserves, net of reinsurance, of $313 million, which represented 15% of our total net reserves. This line of business has experienced favorable loss development in recent years driven by a downward trend in large claims. The number of large claims has a high degree of volatility from year-to-year and, therefore, requires a longer period before true trends are recognized and can be acted upon. We have experienced lower than expected severity in accident years 2002 through 2005, which resulted in favorable development in 2005 and 2006 of $48 million and $15 million, respectively. This result is driven by trends that are positively affecting the commercial auto insurance market in general, as well as by Selective specific initiatives such as: (i) the increase in lower hazard auto business as a percentage of our overall commercial auto book of business; (ii) a re-underwriting of our newest operating region; and (iii) a more proactive approach to loss prevention. At this time, the lower trend in large claims has to some extent leveled off and management has not identified any other recent trends that would create significant reserve uncertainty for this line of business.
Personal Automobile
At December 31, 2006, our personal automobile line of business had recorded reserves, net of reinsurance, of $183 million, which represented 9% of our total net reserves. The majority of this business is written in the State of New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades. The most recent change occurred in June 2005, when the New Jersey Supreme Court ruled that the serious life impact standard does not apply to the Automobile Insurance Cost Reduction Act’s limitation on lawsuit threshold. Consequently, we increased reserves for this line of business by $13 million in the second quarter of 2005. This recent judicial decision, however, also has increased the amount of uncertainty surrounding our personal automobile reserves, as much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.
Other Lines of Business
At December 31, 2006, no other individual line of business had recorded reserves of more than $50 million, net of reinsurance. Management, at this time, has not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.
The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2006 and 2005:

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
As of December 31, 2006	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves

Commercial automobile	$104,490	180,937	285,427	$33,817	5,802	313,442
Workers compensation	351,511	386,796	738,307	93,095	68,018	763,384
General liability	154,807	448,474	603,281	139,714	34,882	708,113
Commercial property	19,076	1,321	20,397	3,622	347	23,672
Business owners’ policy	22,273	25,707	47,980	7,584	5,166	50,398
Bonds	1,106	4,139	5,245	2,391	339	7,297
Other	477	1,704	2,181	—	448	1,733

Total commercial lines	653,740	1,049,078	1,702,818	280,223	115,002	1,868,039

Personal automobile	127,051	81,663	208,714	42,849	68,196	183,367
Homeowners	13,895	13,953	27,848	3,969	1,080	30,737
Other	7,727	12,378	20,105	2,244	15,460	6,889

Total personal lines	148,673	107,994	256,667	49,062	84,736	220,993

Total	$802,413	1,157,072	1,959,485	$329,285	199,738	2,089,032

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
As of December 31, 2005	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves

Commercial automobile	$92,390	169,220	261,610	$33,112	5,969	288,753
Workers compensation	337,235	315,375	652,610	84,891	68,354	669,147
General liability	142,899	373,094	515,993	110,941	26,366	600,568
Commercial property	17,488	1,161	18,649	1,246	579	19,316
Business owners’ policy	20,569	23,467	44,036	6,759	5,175	45,620
Bonds	1,527	4,635	6,162	1,777	382	7,557
Other	306	1,704	2,010	2	211	1,801

Total Commercial	612,414	888,656	1,501,070	238,728	107,036	1,632,762

Personal automobile	130,714	98,541	229,255	40,230	66,989	202,496
Homeowners	13,148	10,104	23,252	2,520	3,275	22,497
Other	35,010	11,159	46,169	2,825	40,948	8,046

Total personal lines	178,872	119,804	298,676	45,575	111,212	233,039

Total	$791,286	1,008,460	1,799,746	$284,303	218,248	1,865,801

Range of reasonable reserves

The Company established a range of reasonably possible reserves for net claims of approximately $1,977 million to $2,174 million at December 31, 2006 and of $1,764 million to $1,950 million at December 31, 2005. A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects the most likely scenarios, it is possible that the final outcomes may fall above or below these amounts. This range does not include a provision for potential increases or decreases associated with environmental reserves, as management believes it is not meaningful to calculate a range given the uncertainties associated with environmental claims. Management’s best estimate is consistent with the actuarial best estimate. The Company does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.

Sensitivity Analysis: Potential impact on reserve volatility due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions. These assumptions include, but are not limited to, the following:
•	The selection of loss development factors;

•	The weight to be applied to each individual actuarial indication;

•	Projected future loss trend; and

•	Expected ultimate loss ratios for the current accident year.
The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below is a discussion of the potential impact of using certain key assumptions that differ from those used in our latest reserve analysis. It is important to note that the following discussion considers each assumption individually, without any consideration of correlation between lines of business and accident years, and therefore, does not constitute an actuarial range. While the following discussion represents possible volatility from variations in key assumptions as identified by management, there is no assurance that the future emergence of our loss experience will be consistent with either our current or alternative set of assumptions. By the very nature of the insurance business, loss development patterns have a certain amount of normal volatility.
Workers Compensation
In addition to the normal amount of volatility, medical loss development factors for workers compensation are particularly sensitive to assumptions relating to medical inflation. Actual medical loss development factors could be significantly different than those which are selected from historical loss experience if actual medical inflation is materially different than what was observed in the past. In our judgment, it is possible that actual medical loss development factors could range from 6% below those actually selected in our latest reserve analysis to 10% above those selected in our latest reserve analysis. If the medical loss development assumptions were reduced by 6%, that would decrease our indicated workers compensation reserves by approximately $50 million for accident years 2005 and prior. Alternatively, if the medical loss development factors were increased by 10%, that would increase our indicated workers compensation reserves by approximately $80 million.
General Liability
In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. In our judgment, it is possible that general liability loss development factors could be +/- 6% from those actually selected in our latest reserve analysis. If the loss development assumptions were changed by +/- 6%, that would increase/decrease our indicated general liability reserves by approximately $70 million for accident years 2005 and prior.
Commercial Automobile
In addition to the normal amount of volatility, the commercial automobile line of business of the Company has experienced significant favorable development in recent years. This favorable development has been driven in large part by a reduction in our bodily injury large loss experience. The actual number of large claims has a high degree of volatility from year-to-year, and therefore, requires a longer period of time before a company would respond to this type of information. Under these circumstances, the difference between a traditional loss development method and the expected ultimate loss ratio is larger than usually expected. For this reason the weight to be applied to each individual actuarial indication in this situation is another key assumption. If the impact of changing the weights to be applied to each actuarial indication is combined with the impact of possible changes to selected loss development factors of +/- 5%, it is our judgment that the possible impact to overall reserves could range from approximately $50 million reduction to approximately $30 million increase for accident years 2005 and prior.
Personal Automobile
In addition to the normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the number of judicial and regulatory changes in the New Jersey personal automobile market over the years. In our judgment, it is possible that personal auto bodily injury loss development factors could range from 5% below those actually selected in our latest reserve analysis to 3% above those selected in our latest reserve analysis. If the loss development assumptions were reduced by 5%, that would decrease our indicated personal automobile reserves by approximately $40 million for accident years 2005 and prior. Alternatively, if the loss development factors were increased by 3%, that would increase our indicated personal automobile reserves by approximately $20 million.
Current Accident Year
For the 2006 accident year, the expected ultimate loss ratio by line of business is a key assumption. This assumption is based upon a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts. In our judgment, it is possible that the actual ultimate loss ratio for the 2006 accident year could be +/-7% from the one selected in our latest reserve analysis for each of our four major long tailed lines of business. The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7% by line of business for the 2006 accident year.
Reserve Impact of Changing Current Year Expected Ultimate Loss Ratio Assumption

	If Assumption	If Assumption
	Was Reduced	Was Raised
($ in millions)	by 7%	by 7%

Workers Compensation	(21)	21
General Liability	(29)	29
Commercial Automobile Liability	(17)	17
Personal Automobile Liability	(7)	7
Prior year reserve development in 2006

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, the Company reviews its reserve estimates on a regular basis as described above and makes adjustments in the period that the need for such adjustment is determined. These reviews could result in the Company identifying information and trends that would require the Company to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could materially adversely affect the Company’s results of operations, equity, business, insurer financial strength, and debt ratings. The Company experienced positive prior year development in its loss and loss expense reserves totaling $7.3 million in 2006, adverse prior year development of $5.1 million in 2005 and adverse prior year development of $4.9 million in 2004. For further discussion on the adverse development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1. “Business” and Note 8 of Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.
Asbestos and Environmental Reserves

Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos. Carried net loss and loss expense reserves for environmental claims were $46.5 million as of December 31, 2006 and $41.8 million as of December 31, 2005. Selective’s exposure to environmental liability is primarily due to policies written prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s and underground storage tank leaks, mostly from New Jersey homeowners policies in recent years. Selective’s asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. Over the past few years, Selective also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey. Increased frequency has been triggered, in part, by the state’s robust real estate market, which has led to an increase in home tank inspections.
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

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2006, 2005, and 2004. For additional information about our environmental reserves, see Item 1. “Business,” Item 8. “Financial Statements and Supplementary Data,” Note 8 to the consolidated financial statements.

Environmental Claims Activity (in
thousands except claim counts and average
gross loss settlements on closed claims)	2006	2005	2004

Asbestos Related Claims (1)
Claims at beginning of year	2,089	3,025	2,772
Claims received during year	358	276	442
Claims closed during year (2)	(174)	(1,212)	(189)

Claims at end of year	2,273	2,089	3,025

Average gross loss settlement on closed claims	$910	530	180
Gross amount paid to administer closed claims	$67	230	137
Net survival ratio (3)	20	16	20

Non-Asbestos Related Claims (1)
Claims at beginning of year	293	285	286
Claims received during year	111	154	126
Claims closed during year (2)	(102)	(146)	(127)

Claims at end of year	302	293	285

Average gross loss settlement on closed claims	$600	65,200	13,600
Gross amount paid to administer closed claims	$26	1,718	553
Net survival ratio (3)	9	7	7

(1)	The number of environmental claims includes all multiple claimants who are associated with the same site or incident.

(2)	Includes claims dismissed, settled, or otherwise resolved.

(3)	The net survival ratio was calculated using a three-year average for net losses and expenses paid.
Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose. The Company had deferred policy acquisition costs of $218.1 million at December 31, 2006 compared to $204.8 million at December 31, 2005.
Pension and Postretirement Benefit Plan Actuarial Assumptions

The Company’s pension benefit and postretirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”); and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” (“SFAS 106”), respectively. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.
The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 5.50% for 2006, from 5.75% for 2005 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was 8.00% in 2006 and 2005. Changes in the related pension and postretirement benefit expense may occur in the future due to changes in these assumptions.
For additional information regarding the Company’s pension and postretirement benefit plan obligations, see Item 8. “Financial Statements and Supplementary Data,” Note 16(d) to the consolidated financial statements.

Other-Than-Temporary Investment Impairments

An investment in a fixed maturity or equity security, which is available for sale or reported at fair value, is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is “other-than-temporary,” we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down provided that management has the ability and intent to hold such a security to maturity. In November 2005, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”), FAS115-1 and FAS124-1 titled “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” These FSPs support existing requirements related to impairments with relatively few modifications.
Our evaluation for other-than-temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity securities in question;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts;
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts;
•	The length of time and the extent to which the fair value has been less than carrying value; and
•	Our ability and intent to hold a security to maturity given interest rate fluctuations.
Our evaluation for other-than-temporary impairment of equity securities and alternative investments, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations;
•	The recent income or loss of the issuer;
•	The independent auditors’ report on the issuer’s recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Any buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Any rating agency announcements; and
•	The length of time and the extent to which the fair value has been less than carrying value.
There were no impairment charges during 2006. We recorded an impairment charge of $1.2 million in 2005 for one investment that we concluded was impaired for an other-than-temporary decline in value. There were no impairment charges recorded in 2004.

Financial Highlights of Results for years ended December 31, 2006, 2005, and 2004 1

			2006			2005
($ in thousands, except per share amounts)	2006	2005	vs 2005		2004	vs 2004

Revenues	$1,807,867	1,671,012	8%		1,553,624	8%
Net income before cumulative effect of change in accounting principle	163,574	147,998	11		128,639	15
Net income	163,574	148,493	10		128,639	15
Diluted net income before cumulative effect of change in accounting principle per share	2.65	2.34	13		2.04	15
Diluted net income per share	2.65	2.35	13		2.04	15
Diluted weighted-average outstanding shares	62,542	64,708	(3)		64,756	—
GAAP combined ratio	96.1%	95.1	1.0	pts	96.9	(1.8	)pts
Statutory combined ratio	95.4%	94.6	0.8		95.9	(1.3)
Return on average equity	15.9%	15.9	—		15.8	0.1

[1]	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review, which exhibit is incorporated by reference.
•	Revenues increased in 2006 compared to 2005 and 2004, primarily due to net premiums earned (“NPE”) growth of 6% in 2006 compared to 2005 and growth of 8% in 2005 as compared to 2004. Increases in NPE are attributed to the following:
o	Direct voluntary new business written of $304.3 million in 2006 compared to $289.2 million in 2005 and $264.9 million in 2004;

o	Commercial Lines renewal premium price increases, including exposure averaged 2.2% in 2006, 3.5% in 2005, and 8.8% in 2004. On a pure price basis, renewal pricing decreased 1.7% in 2006, decreased 0.4% in 2005, and increased 4.3% in 2004.
The above items were partially offset by increased competition in the New Jersey personal automobile market. As of December 31, 2006, the number of cars we insured in New Jersey decreased 12% to 77,160 from 87,593 as of December 31, 2005. Net premiums earned for our New Jersey personal automobile business were $101.3 million for 2006 as compared to $118.1 million for 2005 and $136.7 million for 2004.
•	Additional items contributing to the revenue increases were the following:
o	Net investment income earned increased $20.9 million or 15% in 2006 compared to 2005 and increased $15.4 million or 13% in 2005 compared to 2004. These increases are primarily attributable to higher interest rates coupled with a higher invested asset base, and strong returns from our other investment portfolio, including limited partnerships. The increase in the invested asset base resulted from strong net investable cash flows of $326.9 million in 2006 and $460.4 million in 2005, which included net proceeds from our $100.0 million debt offerings in both the third quarter of 2006 and the fourth quarter of 2005 of $96.8 million and $98.1 million, respectively. These increases were partially offset by treasury stock purchases of approximately 4.1 million shares at a total cost of $110.1 million during 2006 and 0.7 million shares at a total cost of $16.3 million during 2005;

o	Net realized gains before tax increased $21.0 million to $35.5 million in 2006 compared to 2005 and decreased $10.1 million to $14.5 million in 2005 compared to 2004; and

o	Diversified Insurance Services revenue increased $11.8 million, or 12%, in 2006 compared to 2005 and increased $12.2 million, or 14%, in 2005 compared to 2004.
•	Net income increased 10% in 2006 compared to 2005 and 15% in 2005 compared to 2004 primarily due to:
o	Commercial Lines underwriting and pricing improvements over the last few years and strong new business growth offset by increases in after-tax catastrophe losses in 2006 of $10.4 million to $13.5 million compared to catastrophe losses of $3.0 million in 2005 and $12.0 million in 2004;
o	After-tax investment income, which increased $16.6 million, or 16%, in 2006 as compared to 2005 and increased $14.2 million, or 16%, in 2005 compared to 2004 resulting from the higher invested asset base, higher interest rates, and strong other investment returns; and
o	After-tax net realized gains, which increased $13.7 million for 2006 as compared to 2005 resulting from the sale of certain long-term equity investments.

Results of Operations and Related Information by Segment
Insurance Operations

Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States through approximately 770 independent insurance agencies. Selective has at least one Insurance Subsidiary licensed to do business in each of the 50 states. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 86% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 14% of NPW. The underwriting performance of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business” of this Form 10-K.
Summary of Insurance Operations

All Lines			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

GAAP Insurance Operations Results:
NPW	$1,535,961	1,459,474	5%		1,365,148	7%

NPE	1,499,664	1,418,013	6		1,318,390	8
Less:
Losses and loss expenses incurred	959,983	905,730	6		866,374	5
Net underwriting expenses incurred	475,776	436,867	9		406,973	7
Dividends to policyholders	5,927	5,688	4		4,275	33

Underwriting income	$57,978	69,728	(17)%		40,768	71%

GAAP Ratios:
Loss and loss expense ratio	64.0%	63.9	0.1	pts	65.7	(1.8	)pts
Underwriting expense ratio	31.7	30.8	0.9		30.9	(0.1)
Dividends to policyholders ratio	0.4	0.4	—		0.3	0.1

Combined ratio	96.1	95.1	1.0		96.9	(1.8)

Statutory Ratios[1]:
Loss and loss expense ratio	63.7	63.5	0.2		65.3	(1.8)
Underwriting expense ratio	31.3	30.7	0.6		30.3	0.4
Dividends to policyholders ratio	0.4	0.4	—		0.3	0.1

Combined ratio[1]	95.4%	94.6	0.8	pts	95.9	(1.3	)pts

[1]	The statutory ratios include Selective’s flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood was 96.1% for 2006, 95.3% for 2005, and 96.5% for 2004.
•	NPW increased due to:
o	Direct voluntary new business written of $304.3 million in 2006 compared to $289.2 million in 2005 and $264.9 million in 2004; and

o	Commercial Lines renewal premium price increases, including exposure averaged 2.2% in 2006, 3.5% in 2005, and 8.8% in 2004. On a pure price basis, renewal pricing decreased 1.7% in 2006, decreased 0.4% in 2005, and increased 4.3% in 2004.
These increases were partially offset by increased competition in the New Jersey personal automobile market. As of December 31, 2006, the number of cars we insured in New Jersey decreased 12% to 77,160 from 87,593 in 2005 and 97,685 in 2004. Net premiums written for our New Jersey personal automobile business were $92.7 million for 2006 as compared to $107.3 million for 2005 and $133.9 million for 2004.
•	Underwriting income decreased in 2006 as compared to 2005 due to:
o	Catastrophe losses increased to $20.7 million in 2006 as compared to $4.7 million in 2005 and $18.5 million in 2004; and

o	Increased underwriting expenses resulting from: (i) increased commissions related to the termination of the New Jersey Homeowners’ Quota Share Treaty (“Quota Share Treaty”) of 9.7 million in 2006 as compared to 2005; and (ii) an increase in profit-based compensation for employees of $3.3 million in 2006 as compared to 2005.
Partially offsetting these increases was favorable prior year development in our loss and loss expense reserves of $7.3 million, resulting from normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses, anticipated loss trends, growth in exposures, as well as increased reinsurance retentions. For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1. “Business” and Note 8 of Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.
•	Underwriting income increased in 2005 as compared to 2004 due to:
o	Decreased catastrophe losses of $4.7 million in 2005 compared to $18.5 million in 2004; and

o	Underwriting improvements mainly in our Commercial Lines business.
These improvements were partially offset by unprofitable results in our workers compensation line of business and reserve increases related to the New Jersey Supreme Court judicial ruling described below.
•	The GAAP underwriting expense ratio increased by 0.9 points in 2006 as compared to 2005 and decreased 0.1 points in 2005 as compared to 2004, driven by the items discussed above.
Insurance Operations Outlook

Historically, the results of the property and casualty insurance industry have experienced significant fluctuations from high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. We expect the industry will continue to see increased pricing pressure in the primary insurance market in 2007, which will exert pressure on the future profitability of the Company's commercial lines business. The average forecast, according to the “A.M. Best Review/Preview” dated January 2007, calls for net premiums written to be relatively flat for 2007. This represents a slowdown from the projected estimate of 2.6% for 2006. The 2007 NPW forecast is ranked the second slowest rate of growth for property and casualty insurers since 1998. Loss trends, which are characterized by changes in severity and frequency, may also impact the future profitability of our business. As an example, taking a pure price decline of 1.4% and removing the expense that directly varies with premium volume yields an adverse combined ratio impact of approximately 1 point, in addition to a claims inflation increase of 3%, will cause the loss and loss adjustment expense ratio to increase approximately 2 points, all else remaining equal. The combination of claims inflation and price decreases could raise the combined ratio approximately 3 points in this example, absent any initiatives targeted to address these trends. These company initiatives would include Knowledge Management, Predictive Modeling and Safety Management and are discussed below.
When renewal pure price increases are declining and loss costs trend higher, a market cycle shift occurs. General inflation and, notably, medical inflation, can drive loss costs up, leading to higher industry-wide statutory combined ratios. We believe that this is the point in the market cycle when it is critical to have a clearly defined plan to improve risk selection and mitigate frequency and severity. Some of the tools we use to lower frequency and severity are safety management, managed care, knowledge management, predictive modeling, and enhanced claims review. Although it is uncertain at this time whether our initiatives will offset macro pricing and loss trends, we have outperformed the industry’s loss and loss adjustment expense ratio by 7.1 points, on average, over the past 10 years.
As competition continues to intensify, managing growth and profitability will be a major focus for us in 2007. Driving profitable organic growth has always been Selective’s strategy, and this will continue into 2007. Our growth drivers are:
•	Expanding our appetite for existing products and creating new products to target pockets of opportunity as identified through market planning;

•	Expanding the pipeline for our One-and-Done® system to include other successful programs such as auto services, manufacturing, and golf courses;

•	Continuing new producer and sales training programs for agents;

•	Adding 100 new agents throughout our footprint based on market planning analytics;

•	Enhancing and expanding use of our superior technology, such as xSELerate®;

•	Growing Personal Lines with the continued rollout of our MATRIX pricing model for auto; and

•	State expansion into Massachusetts for Commercial Lines.
Other strategic initiatives we are implementing to increase the effectiveness of our field strategy and improve risk selection include:
•	Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions, and have begun to implement predictive modeling to further support the underwriting process.

•	Workers Compensation. This strategy includes six key underwriting initiatives that focus on predictive modeling, premium leakage, premium audit procedures, and other operational improvements. In addition, multiple claims initiatives include medical bill review services, medical and pharmacy networks, case management, and first notice of loss services.
The demand for reinsurance coverage by the property and casualty insurance industry has continued to grow. Recent catastrophes, such as the huge losses incurred from Hurricane Katrina in 2005, have created capacity issues in the market. Catastrophe models in current use by the industry, such as RMS v.6.0, have projected significant increases in expected losses as a result of changing weather patterns, including increased hurricane activity in the Atlantic basin, and have resulted in increased demand for additional reinsurance coverage. Additionally, construction costs, both labor and raw materials, have increased in recent years in both the commercial and residential markets. These factors will continue to have a direct impact on the pricing and availability of reinsurance coverage. Each year, as we analyze our reinsurance program, we consider treaty attachment points, co-participation, alternative risk transfer mechanisms, and other changes in program structures that provide most effective protection in light of current market conditions.
Terrorism continues to remain an overall industry concern. In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2007 via the Terrorism Risk Insurance Extension Act of 2005. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.
Competition in the New Jersey personal automobile market has been influenced by the recent introduction of new companies writing business in the state. Our new Personal Lines strategy allows us to better evaluate and price risks, which will help us to profitably compete for new business in an agent’s office. We are in the process of moving our existing renewal inventory into our new pricing and tiering structure in New Jersey, causing a one-time dislocation in this book of business. Annual increases or decreases are capped at 20% by NJDOBI. We continue to focus on increasing new business production through this advanced pricing methodology, as it will take several quarters for the improved renewal book profitability to materialize. We expect to see positive results more quickly outside of New Jersey, where the issues affecting the renewal inventory are less significant.
Technology also continues to play a critical role in our success. Our leading edge agency integration technology, xSELerate®, is creating new business opportunities by facilitating the automated movement of key underwriting data from an agent’s management system to our systems. In December 2006, we were awarded the A.M. Best eFusion award for xSELerate®, for innovative, business-focused agency integration technology. This technology allows for seamless quoting and rating capabilities, which is an example of why we are ranked so highly by our agents for “ease of doing business.”
On April 19, 2006, A.M. Best reaffirmed the “A+” (Superior) financial strength rating for our Insurance Subsidiaries for the 45th consecutive year. In support of the rating, A.M. Best cited our “solid capitalization, historically favorable operating performance and strong regional presence within the small commercial lines business segment.” Only 9% of personal and commercial lines carriers attain an “A+” rating or better, which provides us with a competitive advantage that reinforces our agents’ decision to make us their carrier of choice. On July 25, 2006, Standard and Poor’s Insurance Rating Services (“S&P”) raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. During the third quarter of 2006, Moody’s Investor Services elevated their outlook regarding Selective to “positive.”
We recently formed a new Insurance Subsidiary, Selective Auto Insurance Company of New Jersey (“SAICNJ”), which is domiciled in the State of New Jersey. SAICNJ writes Selective’s New Jersey personal automobile policies, effective July 1, 2006 for new business and August 15, 2006 for renewal business. SAICNJ, a member of the Pooling Agreement, received a financial strength rating of “A+” from A.M. Best on August 14, 2006.

Review of Underwriting Results by Line of Business
Commercial Lines
Commercial Lines

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

GAAP Insurance Operations Results:
NPW	$1,318,873	1,258,632	5%		1,141,702	10%

NPE	1,285,876	1,208,666	6		1,092,491	11
Less:
Losses and loss expenses incurred	811,326	748,548	8		699,277	7
Net underwriting expenses incurred	405,141	378,759	7		346,103	9
Dividends to policyholders	5,927	5,688	4		4,275	33

Underwriting income	$63,482	75,671	(16)		42,836	77

GAAP Ratios:
Loss and loss expense ratio	63.1%	61.9	1.2		64.0	(2.1)
Underwriting expense ratio	31.5%	31.3	0.2		31.7	(0.4)
Dividends to policyholders ratio	0.5%	0.5	—		0.4	0.1

Combined ratio	95.1%	93.7	1.4		96.1	(2.4)

Statutory Ratios:
Loss and loss expense ratio	62.9%	61.8	1.1	pts	63.7	(1.9	)pts
Underwriting expense ratio	31.6%	31.3	0.3		31.3	—
Dividends to policyholders ratio	0.5%	0.5	—		0.4	0.1

Combined ratio	95.0%	93.6	1.4		95.4	(1.8)

•	The increases in NPW and NPE were the result of:
o	Direct voluntary new business written of $271.3 million for 2006, an 8% increase compared to $251.5 million in direct voluntary new business written in 2005, and $232.1 million in direct voluntary new business written in 2004;

o	Year-on-year renewal retention remained level in 2006, 2005, and 2004; and

o	Renewal premium price increases, including exposure averaged 2.2% for 2006, 3.5% for 2005, and 8.8% in 2004. On a pure price basis, renewal pricing decreased 1.7% in 2006, decreased 0.4% in 2005, and increased 4.3% in 2004.
•	The increase in the loss and loss expense ratio for 2006 is primarily the result of catastrophe losses of $15.6 million or 1.2 points, which was an increase of $11.8 million, or 0.9 points, compared to catastrophe losses of $3.8 million, or 0.3 points, in 2005. In 2005, catastrophe losses had decreased $12.2 million, or 1.2 points, compared to 2004.

•	The increase in the GAAP combined ratio is primarily attributable to the increase in loss and loss expense ratio discussed above for 2006 compared to 2005 and for 2005 compared to 2004.
Commercial Automobile

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$319,710	325,048	(2)%		315,214	3%
Statutory NPE	319,921	320,080	—		303,645	5
Statutory combined ratio	88.1%	74.4	13.7	pts	85.8	(11.4	)pts
% of total statutory commercial NPW	24%	26			28
Continued strong performance in this line is the result of underwriting and pricing improvements over the last several years. As we continue to write accounts, we have implemented granular rate decreases to grow this profitable line of business. The policy count on this line of business increased 6% in 2006 compared to 2005, and 5% in 2005 compared to 2004. The policy count benefited from a 4% increase in new policies in 2006 as compared to 2005 as well as a 4% increase in 2005 as compared to 2004. Pure price on our commercial automobile policies decreased 4.1% in 2006. The results for this line of business were also positively impacted by favorable prior year statutory loss and loss expense reserve development of approximately $15 million in 2006 compared to $48 million in 2005 and $20 million in 2004. This development was primarily driven by lower than expected severity in accident years 2002 and 2005.

General Liability

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$413,381	382,172	8%		329,918	16%
Statutory NPE	402,745	363,713	11		309,534	18
Statutory combined ratio	96.5%	97.5	(1.0	)pts	98.7	(1.2	)pts
% of total statutory commercial NPW	31%	30			29
Net premiums written for this line of business increased in 2006 compared to 2005 and 2004 due to the following: (i) increases in policy counts of 8% and direct new policy premium of 1% in 2006; (ii) renewal price increases, including exposure, of 1.5% in 2006; and (iii) stable retention of approximately 76% over the past two years.
The profitability in this line of business reflects our long-term improvement strategy of: (i) focusing our contractor growth on business segments with lower completed operations exposures; and (ii) improving contractor/subcontractor underwriting guidelines to minimize losses. Offsetting these improvements were pure renewal price decreases of 3.3% in 2006 and adverse prior year statutory loss and loss expense reserve development in this line of business of approximately $15 million in 2006 compared to $14 million in 2005 and $19 million in 2004. The adverse development in all years was largely driven by our contractor completed operations business and increases in reserves for legal expenses.
Workers Compensation

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$325,008	309,584	5%		272,739	14%
Statutory NPE	314,221	293,311	7		263,508	11
Statutory combined ratio	108.4%	124.1	(15.7	)pts	108.2	15.9	pts
% of total statutory commercial NPW	25%	25			24
Statutory net premiums written for our workers compensation line of business increased by 5% in 2006 compared to 2005 and by 14% in 2005 compared to 2004 due to: (i) increases in policy counts of 5% in 2006; (ii) increases in direct new voluntary policy premium of 30% in 2006; and (iii) renewal price increases, including exposure, of 8% in 2006. Retention on this line of business decreased in 2006 to 80% from 82% in 2005, which was higher than 2004 retention of 80%.
We continue to execute on our multi-faceted workers compensation strategy aimed at reducing the statutory combined ratio by seven points by year-end 2007, barring other factors such as decreases in workers compensation rates or medical inflation beyond expectation. In 2006, this line was impacted by favorable prior year statutory development of approximately $2 million compared to adverse prior year statutory development of approximately $40 million in 2005 and approximately $4 million in 2004. The favorable prior year statutory development in 2006 was driven, in part, by savings realized from changing medical and pharmacy networks outside the State of New Jersey and re-contracting our medical bill review services. This redesign and re-contracting effort is expected to generate ongoing durable savings of about $3 million annually. The adverse development in 2005 was primarily the result of adverse loss trends, specifically in medical costs in the 2001 and prior accident years, which warranted an increase in management’s best estimates within the loss range. The adverse development in 2004 was primarily the result of rating agency downgrades of certain reinsurers, which caused us to reevaluate our ability to collect under certain reinsurance contracts.
Over time, additional savings will be realized from other facets of our strategy, including our efforts to rank our operating states in tiers and target those which we believe will be the most profitable. Growth in our targeted states represents 76% of our 2006 new workers compensation voluntary business. Another facet of our workers compensation strategy is predictive modeling. The first predictive model for workers compensation was introduced in the second quarter of 2006. This model provides us with tools to identify unprofitable accounts and re-underwrite the workers compensation book more efficiently. We are pursuing strategies to grow the types of accounts that we have identified to be the most profitable. We are also looking at premiums written to ensure that they are reflective of the proper classes and payrolls for our workers compensation exposure. In the fourth quarter of 2006, we retained about 90% of our best business and non-renewed 33% of the worst business.

Commercial Property

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$188,839	176,764	7%		159,811	11%
Statutory NPE	182,351	168,281	8		152,579	10
Statutory combined ratio	82.1%	69.5	12.6	pts	80.9	(11.4	)pts
% of total statutory commercial NPW	14%	14			14
Net premiums written for this line of business increased in 2006 compared to 2005 and 2004 due to: (i) increases in direct new policy premium of 13% in 2006 to $45.1 million; (ii) stable retention of approximately 80% over the past two years; and (iii) renewal price increases, including exposure, were 1.3% in 2006.
The statutory combined ratio for commercial property increased in 2006 to a level more consistent with 2004 compared to 2005, primarily as a result of our catastrophe loss activity. Catastrophe losses were $13.2 million, or 7.2 points, in 2006 compared to $2.8 million, or 1.7 points, in 2005, and $13.3 million, or 8.7 points, in 2004. In addition, large property losses in 2005 were unusually low compared to the more normalized trend we are experiencing this year. Despite the increased losses this year, 2006 results continue to be strong as this line of business is benefiting from underwriting improvements over the past five years, including better insurance-to-value estimates across our book of business, a shift to risks of better construction quality and newer buildings, and an overall focus on low to medium hazard property exposures.
Business Owners’ Policy

			2005			2005
($ in thousands)	2006	2005	vs. 2004		2004	vs. 2004

Statutory NPW	$50,952	46,903	9%		48,755		(4)%
Statutory NPE	48,710	46,723	4		49,575		(6)
Statutory combined ratio	102.4%	99.5	2.9	pts	107.1	(7.6	)pts
% of total statutory commercial NPW	5%	4			4
The statutory net premiums written growth is the result of our completed Business Owners’ Policy (“BOP”) correction plan that included pricing and underwriting actions focused on the growth of more profitable segments and the elimination of certain classes of business from our underwriting eligibility guidelines. With our BOP correction plan completed and our BOP rewrite in place in all of our states, we are beginning to see our new business increase. Additionally, in November 2006, we rolled out the BOP predictive model and early indications demonstrate positive trends in our selection of profitable new business. Direct new business in 2006 was up 15% as compared to 2005 and 2% in 2005 compared to 2004. The policy count on this line of business increased 13% as of December 31, 2006 compared to December 31, 2005. The statutory combined ratio was negatively impacted by catastrophe losses of 4.0 points in 2006 compared to 1.5 points in 2005 and 3.9 points in 2004.
Bonds

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$18,865	17,372	9%		14,563	19%
Statutory NPE	17,493	16,063	9		13,106	23
Statutory combined ratio	74.7%	77.5	(2.8	)pts	112.8	(35.3	)pts
% of total statutory commercial NPW	1%	1			1
Growth and profitability in this line of business is driven by enhancements to the bond underwriting process, including the successful rollout of our automated bond system in late 2005.

Personal Lines
Personal Lines

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

GAAP Insurance Operations Results:
NPW	$217,088	200,842	8%		223,446	(10)%

NPE	213,788	209,347	2		225,899	(7)
Less:
Losses and loss expenses incurred	148,657	157,182	(5)%		167,097	(6)%
Net underwriting expenses incurred	70,635	58,108	22		60,870	(5)

Underwriting income (loss)	$(5,504)	(5,943)	7		(2,068)	(187)

GAAP Ratios:
Loss and loss expense ratio	69.5%	75.1	(5.6	)pts	74.0	1.1	pts
Underwriting expense ratio	33.1%	27.8	5.3		26.9	0.9

Combined ratio	102.6%	102.9	(0.3)		100.9	2.0

Statutory Ratios[1]:
Loss and loss expense ratio	68.5%	73.4	(4.9	)pts	72.8	0.6	pts
Underwriting expense ratio	29.7%	27.2	2.5		25.2	2.0

Combined ratio	98.2%	100.6	(2.4)		98.0	2.6

[1]	The statutory ratios include Selective’s flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood was 102.9% for 2006, 105.0 % for 2005, and 101.8% for 2004.
The increase in NPW for Personal Lines business reflects the impact of the termination of the New Jersey Homeowners Quota Share Treaty on January 1, 2006. Excluding the impact of this treaty, NPW for Personal Lines would have decreased 7% in 2006 compared to 2005. This decrease is the result of ongoing competition in the New Jersey personal automobile market. As of December 31, 2006, the number of cars we insure in New Jersey decreased 12% to 77,160 from 87,593 as of December 31, 2005 and 97,685 as of December 31, 2004. Partially offsetting the impact of the increased competition was an increase in direct premiums written in our homeowners’ line of business of 6% to $65.1 million in 2006 compared to 2005 and an increase of 8% to $61.5 million in 2005 compared to 2004.
Personal Automobile

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$137,355	153,915		(11)%	181,316		(15)%
Statutory NPE	146,737	164,805		(11)	185,375		(11)
Statutory combined ratio	103.4%	106.7	(3.3	)pts	98.9	7.8	pts
% of total statutory personal NPW	63%	77			81
Net premiums written for this line of business decreased in 2006 as a result of the ongoing competition in the New Jersey personal automobile market coupled with our rating plans that were not competitive through the first half of the year due to a historically restrictive regulatory environment. As of December 31, 2006, the number of cars we insured decreased 12% compared to December 31, 2005 and decreased 10% as of December 31, 2005 as compared to December 31, 2004. During the second half of the year, we redesigned our Personal Lines pricing model, which we refer to as “MATRIX.” MATRIX is designed to provide increased pricing flexibility in an effort to improve our competitive position, and allows us to better match price to risk and helps us to profitably compete for new business. Annual increases or decreases are capped at 20% by NJDOBI.
The 2006 combined ratio improved slightly over 2005, however our non-New Jersey book of business is primarily driving the overall lack of profitability. Our New Jersey book of business posted a profitable combined ratio of 98.8% in 2006 compared to a 97.0% in 2005. The 1.8 point increase reflects the competitive pressures described above coupled with increased expenses resulting from the 2005 New Jersey Supreme Court decision discussed below. Our non-New Jersey book of business posted a combined ratio of 113.5% in 2006 compared to 130.8% in 2005.
The 2005 results compared to 2004 were significantly impacted by our reserving actions taken in light of a New Jersey Supreme Court decision in 2005. This decision eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act (“AICRA”) and resulted in an increase to our reserves of $13.0 million in the second quarter of 2005. The implementation of AICRA, combined with our rating and tiering actions, had enabled us to achieve profitability in the New Jersey personal automobile line of business over the two years previous to the Supreme Court ruling. However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation resulted in the elimination of an excess profits reserve of $5.5 million in the second quarter of 2005.
Homeowners

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Statutory NPW	$72,243	39,737	82%		35,730	11%
Statutory NPE	59,334	37,706	57		34,370	10
Statutory combined ratio	103.6%	99.0	4.6	pts	113.6	(14.6	)pts
% of total statutory personal NPW	33%	20			16
Statutory NPW for 2006 as compared to 2005 and 2004 increased as a result of the termination of the Quota Share Treaty on January 1, 2006. The termination resulted in a return of ceded premium in the first quarter of 2006 as well as the retention of homeowners business that had previously been ceded. An increase in direct premiums written of 6% in 2006 and 8% in 2005 compared to the prior years, also contributed to the increase in statutory net premiums written. Despite growth in premiums, the 2006 statutory combined ratio was negatively impacted by 7.6 points of catastrophe losses, while the 2005 ratio included only 1.7 points in catastrophe losses, and the 2004 ratio included 5.9 points in catastrophe losses.
Reinsurance

We have reinsurance contracts that cover both property and casualty business. Selective uses traditional forms of reinsurance and does not utilize finite risk reinsurance. For purpose of this discussion, our contracts can be segregated into the following key categories:
•	Property Reinsurance — includes our Property Excess of Loss treaty purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is also used for property risks that are in excess of our treaty capacity.

•	Casualty Reinsurance — purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.

•	Other Reinsurance — includes smaller treaties, such as our Surety and Fidelity Excess of Loss treaties, which do not fall within the categories above.
While this discussion will provide you with an overview regarding the reasons for changing our reinsurance program over the past year, additional information regarding the terms and related coverage associated with each of our categories of reinsurance can be found in Item 1. “Business” of this Form 10-K.
We continuously reevaluate our overall reinsurance program and the most effective ways to manage our risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of portfolio, limits written, projected reinsurance costs, and projected impact on earnings and statutory surplus. We strive to balance often opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk. This year the process led to two significant changes to our reinsurance program, which are effective January 1, 2007:
•	We increased both limit and retention under our catastrophe excess of loss treaty to 95% of $285.0 million in excess of $40.0 million per occurrence compared to 95% of $250.0 million in excess of $20.0 million per occurrence in the prior year.

•	We did not renew our Terrorism Treaty and purchased an additional 75% of $40.0 million in excess of $50.0 million layer in our Casualty Excess of Loss treaty.
     Terrorism Reinsurance
We made the decision not to renew our Terrorism Treaty for 2007. We determined that additional per occurrence casualty coverage would be a cost efficient way to enhance our protection against man-made catastrophic events. The cost of our Terrorism Treaty in 2006 was $4.3 million. The additional layer of casualty coverage cost $0.7 million.
In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2007 via the Terrorism Risk Insurance Extension Act of 2005. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.

     Property Reinsurance
Although 2006 proved to be a year characterized by low incidence of significant catastrophic events, the reinsurance market continued to be influenced by retrocessional capacity constraints, rating agencies’ added emphasis on reinsurers’ capital adequacy, and recalibrated catastrophic models. In 2006, Risk Management Solutions Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its U.S. Hurricane model. In addition to storm and demand surge options, RMS v.6.0 now provides results on both a “stochastic” five-year view and the traditional, longer-term “historic” view. RMS v.6.0 was influenced by RMS’s analysis of the 2004 and 2005 hurricane seasons, as well as a prospective view that hurricane activity in the Atlantic Basin will be above historical averages in the short to medium-term (five years). As a result of these model changes, loss projections increased significantly. These external market forces, combined with the growth in our book of business, resulted in a $4.5 million, or 34%, increase in the cost of our property catastrophe program effective January 1, 2007 as compared with 2006. Based on a modeled portfolio and capital stress test analysis, we chose to increase our retention under the Catastrophe Excess of Loss treaty to $40.0 million from the expiring $20.0 million retention. In addition, we purchased $35.0 million of additional coverage in the upper limit with the treaty now covering 95% of $285.0 million in excess of $40.0 million per occurrence retention. This treaty provides for one full reinstatement of any portion of original limits exhausted by a loss.
The following table presents RMS v.6.0 modeled hurricane losses based on Selective’s property portfolio as of June 30, 2006 under our 2007 catastrophe reinsurance treaty:

($ in thousands)	Historic Basis			Stochastic Basis
			Net Losses			Net Losses
	Gross		as a Percent	Gross		as a Percent
Occurrence Exceedence	Losses	Net	of 12/31/06	Losses	Net	of 12/31/06
Probability	RMS v.6.0	Losses[1]	Equity	RMS v.6.0	Losses[1]	Equity

4.00% (1 in 25 year event )	$42,281	26,233	2%	$59,836	28,027	3%
2.00% (1 in 50 year event)	87,638	30,868	3	116,609	33,362	3
1.00% (1 in 100 year event)	168,896	37,234	3	215,544	40,116	4
0.40% (1 in 250 year event)	360,560	69,791	6	435,526	118,518	11

[1]	Losses are after tax and include applicable reinstatement premium.
Our current catastrophe program provides protection for a 1 in 219 year event, or an event with 0.5 % probability according to the RMS v.6.0 historic model, and for a 1 in 168 year event, or an event with 0.6% probability according to RMS v.6.0 stochastic model.
The retention and limit under our Property Excess of Loss treaty, renewed July 1, 2006, remained the same at $23.0 million in excess of $2.0 million. Consistent with the prior year, all NBCR losses are excluded from the Property Excess of Loss treaty regardless of whether or not they are certified under TRIA. Terrorism (excluding NBCR) and per occurrence aggregate limits of $46.5 million reflect a moderate reduction in the upper layer aggregate limits from the expiring $54.0 million. The estimated ceded premium decreased by $0.4 million.
     Casualty Reinsurance
The Casualty Excess of Loss program renewed with an effective date of July 1, 2006. We purchased an additional layer of our casualty treaty on January 1, 2007. The new layer provides protection for 75% of $40.0 million in excess of $50.0 million per occurrence. It was purchased for an 18 month period and has an estimated annual cost of $0.7 million. The total program currently provides the following coverage:
•	Workers compensation only treaty, covering up to $3.0 million in excess of $2.0 million per occurrence;

•	All Casualty Lines Excess of Loss treaty (“Casualty Treaty”) covering all casualty business, including workers compensation, up to $45.0 million, in excess of $5.0 million per occurrence; and

•	Additional layer to the Casualty Treaty covering all casualty business, including workers compensation, up to 75% of $40.0 million in excess of $50 million.
In comparison, the prior year treaty provided per occurrence coverage of $48.0 million in excess of the Company’s $2.0 million retention for workers compensation claims and $45.0 million in excess of the Company’s $5 million retention for all other casualty claims. The total cost of the 2006 fiscal year casualty program is expected to be $1.0 million higher than the prior fiscal year.

     Other Reinsurance
Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2007 with essentially no changes in coverage and a 22% increase in estimated ceded premium influenced by projected subject premium increases and a modest increase to rate.
Investments

Our investment portfolio consists primarily (82%) of fixed maturity investments, but also contains equity securities, short-term investments, and other investments. Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The risk objectives for our entire portfolio is to ensure that our investments are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital.

			2006			2005
($ in thousands)	2006	2005	vs. 2005		2004	vs. 2004

Net investment income — before tax	$156,802	135,950	15%		120,540	13%
Net investment income — after tax	$121,460	104,840	16%		90,679	16%
Effective tax rate	22.5%	22.9	(0.4	)pts	24.8	(1.9	)pts
Annual after-tax yield on investment portfolio	3.6%	3.5	0.1	pts	3.5	—	pts
Growth in net investment income, before tax, of $20.9 million for 2006 compared to 2005 and $15.4 million for 2005 compared to 2004 was primarily attributable to the increase in our investment portfolio. The value of the investment portfolio reached $3.6 billion at December 31, 2006, an increase of 11% compared to $3.2 billion at December 31, 2005. The increase in invested assets was due to substantial cash flows from operations of $393.4 million in 2006 and $406.8 million in 2005. Debt offerings in September 2006 and November 2005 also added approximately $96.8 million and $98.4 million, respectively, in assets in 2006 and 2005. Also contributing to the growth in investment income were: (i) increased income of approximately $4.0 million from certain limited partnerships within our “Other investments” category for 2006 compared to 2005 and $1.8 million for 2005 compared to 2004; and (ii) dividend income increases of $1.0 million for 2006 compared to 2005 and $1.4 million for 2005 compared to 2004.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets. 73% of our fixed maturities portfolio is rated “AAA” while the portfolio has an average rating of “AA,” S&P’s second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade. At December 31, 2006 and 2005, non-investment grade securities (below BBB-) represented less than 1%, or approximately $10 million, of our fixed maturity portfolio.
The following table presents the Moody’s and S&P’s ratings of our fixed maturities portfolio:

Rating	2006	2005

Aaa/AAA	73%	68%
Aa/AA	17%	19%
A/A	7%	10%
Baa/BBB	3%	3%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. The average duration of the fixed maturity portfolio, including short-term investments, was 3.8 years at December 31, 2006 compared to 4.0 years at December 31, 2005. To provide liquidity, while maintaining consistent performance, fixed maturity investments are “laddered” so that some issues are always approaching maturity, thereby providing a source of predictable cash flow. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, and enhance our financial strength and underwriting capacity.

Realized Gains and Losses

Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $35.5 million in 2006, compared to $14.5 million in 2005, and $24.6 million in 2004. The realized gains were principally from the sale of equity securities. Net realized gains in 2006 reflect the sale of several equity positions which resulted in re-weighting various sector exposures. Within the energy sector, we reduced our overweighted allocation by selling several positions that we felt had exceeded their fair value. During 2006 there were no impairment charges recorded. Net realized gains in 2005 also reflect the sale of certain long-term equity holdings, which were partially offset by an impairment charge from one write-down for other than temporary declines in fair value of $1.2 million. There were no impairment charges recorded in 2004. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in realized gains did not change the overall liquidity of the investment portfolio. Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors based upon economic evaluations or if the fundamentals for that security or sector have deteriorated and/or for tax planning purposes. We generally have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following table summarizes the Company’s net realized gains by investment type:

($ in thousands)	2006	2005	2004

Held-to-maturity fixed maturities
Gains	$16	106	184
Available-for-sale fixed maturities
Gains	2,460	1,468	4,922
Losses	(6,756)	(4,196)	(5,313)
Available-for-sale equity securities
Gains	43,542	21,149	26,851
Losses	(3,783)	(4,063)	(2,057)

Total net realized gains	$35,479	14,464	24,587

Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 3.8 years while the Insurance Subsidiaries liabilities have a duration of approximately 3 years. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities.

We realized gains and losses from the sale of available-for-sale debt and equity securities during 2006, 2005, and 2004. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	2006		2005		2004
Unrealized loss position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$94.9	1.5	67.1	1.4	107.7	4.6
7 – 12 months	76.6	2.5	32.4	0.7	30.2	0.6
Greater than 12 months	35.8	1.5	33.0	1.1	—	—

Total fixed maturities	207.3	5.5	132.5	3.2	137.9	5.2

Equity Securities:
0 – 6 months	15.5	3.1	11.2	1.8	12.2	1.9
7 – 12 months	3.2	0.7	3.6	1.0	0.4	0.2
Greater than 12 months	—	—	0.7	0.1	—	—

Total equity securities	18.7	3.8	15.5	2.9	12.6	2.1

Total	$226.0	9.3	148.0	6.1	150.5	7.3

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries or sectors in light of changing economic conditions; or (iii) tax purposes.
Unrealized Losses

The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position at December 31, 2006 and December 31, 2005:

Period of time in an	2006		2005
Unrealized loss position		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss

Fixed maturities:
0 – 6 months	$376.6	1.7	962.7	8.0
7 – 12 months	107.6	0.7	164.8	3.0
Greater than 12 months	705.8	10.1	124.1	3.4

Total fixed maturities	1,190.0	12.5	1,251.6	14.4

Equities:
0 – 6 months	7.8	0.2	7.4	0.4
7 – 12 months	—	—	2.0	0.1
Greater than 12 months	0.4	0.2	—	—

Total equity securities	8.2	0.4	9.4	0.5

Other:
0 – 6 months	6.9	0.1	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	6.9	0.1	—	—

Total	$1,205.1	13.0	1,261.0	14.9

Broad changes in the overall market or interest rate environment generally do not lead to impairment charges. We believe the fluctuations in the fair value of fixed maturities and the increase in the associated gross unrealized loss since December 31, 2005 were primarily due to higher interest rates. As of December 31, 2006, there are 347 securities in an unrealized loss position.
The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at December 31, 2006 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value

One year or less	$156.5	156.0
Due after one year through five years	658.5	650.3
Due after five years through ten years	362.9	359.2
Due after ten years through fifteen years	24.7	24.5

Total	$1,202.6	1,190.0

Investment Outlook

S&P earnings are expected to grow 9.5% in 2007, following an expected 16% increase in 2006 and 18% increase in 2005. The factors leading to this continued growth are lower energy prices, increased confidence in the economy’s job and income generating capacity, expectations of robust corporate capital expenditures, and continued healthy overseas demand for U.S. securities. However, given the uncertainty of the Federal Reserve’s monetary policy direction and international capital flows, we remain cautious on equity markets and we expect continued volatility in the fixed income market during 2007.
We believe that pre-tax investment income will continue to grow as a result of strong cash flow from our Insurance Operations. Given the current interest rate environment, which is marked by a very flat yield curve, we intend to maintain a fairly stable portfolio duration on our fixed income portfolio. We will also continue to make new investment decisions on our fixed income portfolio that are relatively duration neutral to the portfolio as a whole as we continue to dollar-cost average our reinvestment yields. With regard to our equity portfolio, we are committed to pursuing opportunities in industries with favorable fundamentals and will continue to reduce exposure to those stocks or sectors with less favorable fundamentals and valuations. Our “Other investment” portfolio has performed well over the past few years. As a result of favorable risk return characteristics for these investments, we are looking to modestly grow this investment class as a percentage of our overall portfolio, which should contribute to lowering our overall portfolio risk given that these investments have a low correlation to the S&P 500 Index.
Diversified Insurance Services Segment

The Diversified Insurance Services operations include two core functions: (i) human resource administration outsourcing (“HR Outsourcing”); and (ii) flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During 2006, these operations provided a contribution of $0.19 per diluted share, compared to $0.15 per diluted share in 2005. These operations continue to provide a level of mitigation to commercial lines pricing cycles. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP. The results for this segment’s continuing operations are as follows:

For the Year Ended December 31,
($ in thousands)	2006	2005	2004

HR Outsourcing
Revenue	$63,322	60,227	53,710
Pre-tax profit (loss)	4,810	3,793	2,244
Flood Insurance
Revenue	41,522	34,320	29,169
Pre-tax profit	10,167	9,060	8,508
Other
Revenue	5,682	4,164	3,605
Pre-tax profit	2,831	1,940	1,169
Total
Revenue from continuing operations	110,526	98,711	86,484
Pre-tax profit from continuing operations	17,808	14,793	11,921
After-tax profit from continuing operations	11,848	9,844	7,860
After-tax return on revenue	10.7%	10.0%	9.1%
HR Outsourcing
•	Profitability improvements in our HR Outsourcing business in 2006 compared to 2005 and 2004 are mainly due to: (i) increased average administration fee per worksite employee to $649 for 2006 compared to $642 for 2005 and $596 for 2004; (ii) higher margins, particularly on our workers compensation business; and (iii) an increase in our number of worksite lives, as described below.

•	As of December 31, 2006, our worksite lives were up 12% to 26,952 compared to 23,974 as of December 31, 2005 and 22,846 as of December 31, 2004. To improve sales, during the first quarter of 2006 we unveiled a new marketing strategy and a new agent commission structure for our human resources outsourcing product, which we refer to as our employer protection program (“EPP”). The EPP is designed to assist business owners in managing the risk of employer-related liabilities.

Flood Insurance
Pre-tax profit increased as a result of the following:
•	An increase in flood premium in force of 28%. In-force premium was $119.2 million on 274,000 policies at December 31, 2006, compared to in-force premium of $93.5 million on 222,000 policies at December 31, 2005, and premium in force of $78.0 million on 188,000 policies at December 31, 2004; and

•	An increase in the pre-tax marketing bonus from the National Flood Insurance Program (“NFIP”) of 87% to $2.8 million in 2006 compared to $1.5 million in 2005 and $1.8 million in 2004.
These increases were partially offset by a decrease in the fee paid to us by the NFIP, which was effective for the NFIP’s fiscal year beginning on October 1, 2006, to 30.2% from 30.8%.
In December 2005, we divested ourselves of our 100% ownership in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the managed care component of the Diversified Insurance Services segment. These companies were sold for approximately $16 million in proceeds at an after-tax net loss of approximately $2.6 million. For further information regarding this divestiture, see Note 15 in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Diversified Insurance Services Outlook

Our HR Outsourcing products offer an additional potential agency revenue stream for our independent agents. New market entrants will continue to create increased competition for these products. We have repositioned the HR Outsourcing products as the EPP, which assists business owners in managing the risk of employee-related liabilities. Agent training regarding the EPP is ongoing and based on initial positive feedback, we expect to continue to recognize synergies created from this product in 2007.
The National Council on Compensation Insurance (“NCCI”) has passed an overall workers compensation rate level decrease of 15.7% for voluntary industrial classes in the State of Florida. The new rates were effective on January 1, 2007 for new and renewal business. Future reductions in this rate could adversely affect our results of operations for our HR Outsourcing business as workers compensation insurance is an important component of the EPP product.
Our ability to provide flood insurance is a significant component of our Diversified Insurance Services operations. Information provided by the Federal Emergency Management Agency (“FEMA”) in 2004 indicated that total flood insurance premium written was approximately $2 billion. In 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses currently estimated by FEMA to be in excess of $20 billion. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity. At this point, it is uncertain what impact, if any, this will have on our flood operations.
As described above, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written effective October 1, 2006. Future reductions in this rate could occur through legislative activity.
Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Our cash and short-term investments position at December 31, 2006 was $203.5 million compared to $188.1 million at December 31, 2005. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of Common Stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries to the parent company are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2006 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to us, in 2007, ordinary dividends in the aggregate amount of approximately $141.9 million. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of this form 10-K.

Our Insurance Subsidiaries generate cash flows primarily from insurance float. Float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the money and generates investment income. The duration of the fixed maturity portfolio, including short-term investments, was 3.8 years as of December 31, 2006, while the liabilities of our Insurance Subsidiaries’ have a duration of approximately 3 years. To provide liquidity while maintaining consistent performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. Our consolidated investment portfolio was $3.6 billion as of December 31, 2006 and $3.2 billion as of December 31, 2005.
During 2006, Selective had revolving lines of credit with State Street Corporation of $20 million and Wachovia Bank of $25 million, under which no balances were outstanding during the year. In August 2006, these lines of credit were replaced with a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this new agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. Through December 31, 2006, no balances were outstanding under this credit facility.
Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from their operations. Dividends from SHRS to the parent company are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. SHRS provided dividends to the parent company of $4.2 million in 2006 and $4.0 million in 2005.
Dividends on shares of our Common Stock are declared and paid at the discretion of our Board of Directors based on the Company’s operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during 2006 and 2005. For further information regarding our notes payable, see Note 9 of the Notes to Consolidated Financial Statements, entitled, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data.” At December 31, 2006, the amount available for dividends to holders of our Common Stock, in accordance with the restrictions of the 2000 Senior Notes, was $384.2 million. On March 1, 2007, for stockholders of record as of February 13, 2007, we have increased our dividend by 9% to $0.12 per share. Book value per share increased 8% to $18.81 in 2006 from $17.34 in 2005, and increased 19% compared to 2004, when it was $15.79. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the dividend paying ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to the parent company. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to the parent company could materially affect our ability to pay principal and interest on indebtedness and dividends on Common Stock.
Our liquidity requirements in the past have been met by dividends from our subsidiaries as well as the issuance of debt and equity securities. In the future, we expect our liquidity requirements to be met by these sources of funds. The Insurance Subsidiaries’ liquidity requirements have historically been met by cash receipts from operations, consisting of insurance premiums and investment income. These cash receipts have historically provided more than sufficient funds to pay losses, operating expenses, and dividends to the parent company.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2006, we had stockholders’ equity of $1,077.2 million and total debt of $362.6 million. In addition, we have an irrevocable trust valued at $31.3 million to provide for the repayment of notes having maturities in 2007 and 2008.
As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to the subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our Common Stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during 2006:

•	On September 25, 2006, we successfully completed a $100 million offering of 60-year junior subordinated notes with a 7.5% coupon. At any time on or after September 26, 2011, we can call these notes, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The proceeds from this offering will be used for general corporate purposes.

•	In 2006, we repurchased approximately 4.1 million shares of our Common Stock under our authorized share repurchase program at a cost of $110.1 million. As of December 31, 2006, there were 5.2 million shares remaining under the current repurchase authorization.
Our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, payment of claims, and other operating expenses, income taxes, the purchase of investments, and other expenses. Our operating obligations and cash outflows include: claim settlements, agents’ commissions, labor costs, premium taxes, general and administrative expenses, investment purchases, and capital expenditures. For further details regarding our cash requirements, refer to the section below titled “Contractual Obligations and Contingent Liabilities and Commitments.”
Off-Balance Sheet Arrangements
At December 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
We maintain case reserves and estimates of reserves for losses and loss expenses incurred but not yet reported (“IBNR”), in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.
Given that the loss and loss expense reserves are estimates as described above and in more detail under the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K, the payment of actual losses and loss expenses is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.
The information in the “Contractual Obligations” table below relating to loss and loss expense payments is presented in accordance with reporting requirements of the SEC. These projected paid amounts by year are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of when loss and loss expense reserves will be paid and as a result the timing and amounts of the actual payments will be affected by many factors. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. As was noted above, for further information regarding the uncertainty associated with loss and loss expense reserves see the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this form 10-K.
Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2006 are summarized below:

Contractual obligations	Payment due by period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	years	years	5 years

Operating leases	$24.8	8.9	11.0	4.3	0.6
Senior convertible notes	151.0	—	—	—	151.0
Convertible subordinated debentures	0.8	—	0.8	—	—
Notes payable [1]	305.2	18.3	24.6	12.3	250.0
Interest on debt obligations	760.5	24.4	44.9	36.2	655.0

Subtotal	$1,242.3	51.6	81.3	52.8	1,056.6

Gross loss and loss expense payments	2,288.8	611.2	778.9	356.6	542.1
Ceded loss and loss expense payments	199.8	38.3	47.0	27.9	86.6

Net loss and loss expense payments	2,089.0	572.9	731.9	328.7	455.5

Total	$3,331.3	624.5	813.2	381.5	1,512.1

[1]	Selective has an irrevocable trust to provide for the repayment of certain debt obligations with a market value of $31.3 million as of December 31, 2006.
See “Liquidity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s syndicated line of credit agreement.
At December 31, 2006, we had additional limited partnership investment commitments within “Other investments” of up to $110.5 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. The principal agencies that issue financial strength ratings for the property and casualty insurance industry are: A.M. Best, S&P, Moody’s Investor Service (“Moody’s”), and Fitch Ratings (“Fitch”). We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. Currently, we are rated “A+ (Superior)” by A.M. Best, which is their second highest of fifteen ratings. Our insurance business has been rated “A+ (Superior)” by A.M. Best for 45 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. On July 25, 2006, S&P’s Insurance Rating Services raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. During the third quarter of 2006, Moody’s elevated their outlook regarding Selective to “positive.” The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets and our interest rate under our line of credit varies based upon SIGI’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Federal Income Taxes
The following table presents the Company’s taxable income, pre-tax financial statement income, and net deferred tax (liability) asset:

($ in millions)	2006	2005	2004

Current taxable income from continuing operations	$192.8	167.6	111.2
Pre-tax financial statement income from continuing operations	220.5	202.8	172.7
Net deferred tax asset (liability)	15.4	(5.7)	(29.8)
The total federal income tax expense increased $1.6 million in 2006 to $56.9 million, compared to $55.3 million in 2005, and $45.6 million in 2004. These amounts reflect an effective tax rate of 25.8% in 2006 compared to 27.3% in 2005, and compared to 26.4% for 2004. The effective rate differs from the federal corporate tax rate of 35% primarily as a result of tax-exempt investment income and the dividends received deduction. The decrease in the effective tax rate in 2006, as compared to 2005 and 2004, is mainly attributable to: (i) an increase in the tax advantaged securities within our investment portfolio; (ii) a current income tax benefit recorded in 2006 as a result of the Company settling research and development credits with the Internal Revenue Service (“IRS”); and (iii) additional alternative minimum tax credits that became available. The increase in the 2005 effective tax rate, as compared to 2004, is mainly attributable to significant improvements in underwriting results and increased capital gains on investment sales.

The Company has a net deferred tax asset of $15.4 million at December 31, 2006 compared with a deferred tax liability of $5.7 million at December 31, 2005. This change is primarily due to temporary differences relating to pension, deferred compensation, the deferred impact of underwriting results, unrealized gains in the investment portfolio, and debt conversion.
Adoption of Accounting Pronouncements
For information concerning the adoption of accounting pronouncements and new accounting pronouncements that have been issued but not yet adopted, see Item 8. “Financial Statements and Supplementary Data.” Note 3 to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The fair value of Selective’s assets and liabilities are subject to market risk, primarily interest rate, and equity price risk related to Selective’s investment portfolio. Selective’s investment portfolio is comprised of securities categorized as available for sale or held to maturity in accordance with the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” issued by the Financial Accounting Standards Board (“FAS 115”), with no investment in securities categorized as trading. Selective does not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. Selective has minimal foreign currency fluctuation risk on certain equity securities.
Selective’s investment philosophy includes certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. As of December 31, 2006, the mix of Selective’s investment portfolio was 82% fixed maturity securities, 9% equity securities, 5% short-term investments, and 4% other investments.
There were no significant changes in the primary market risk exposures for Selective’s overall investment portfolio for the year ended December 31, 2006 compared to the prior year. Selective does not anticipate any significant changes in market risk in the foreseeable future or in how it will manage that risk.
Interest Rate Risk
In connection with the Insurance Subsidiaries, Selective invests in interest rate sensitive securities, mainly fixed maturity securities. Selective’s fixed maturity portfolio is comprised of primarily investment grade (investments receiving a rating of 1 or 2 from the NAIC’s Securities Valuation Office) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities. Selective’s strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks. Selective’s fixed maturity securities include both available-for-sale and held-to-maturity securities in accordance with FAS 115. Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.
Selective generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows Selective to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. Increases and decreases in prevailing interest rates generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. Fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. At December 31, 2006, 97% of Selective’s fixed maturity portfolio (excluding short-term investments) had a maturity of less than ten years, and the average duration was 4.1 years. Based on its fixed maturity securities asset allocation and security selection process, Selective believes that its fixed maturity portfolio is not overly prone to prepayment or extension risk.

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
This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on Selective’s income or stockholders’ equity. Further, the calculations do not take into account any actions Selective may take in response to market fluctuations.
The following table presents the sensitivity analysis of each component of market risk as of December 31, 2006:

	2006
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200

Fair value of fixed maturity securities portfolio	3,197.1	3,070.2	2,947.2	2,825.0	2,705.1
Fair value change	249.9	123.0	—	(122.2)	242.1
Fair value change from base (%)	8.5%	4.2%	—%	(4.1)%	(8.2)%
Equity Price Risk
Selective’s equity securities are classified as available for sale in accordance with FAS 115. The Company’s portfolio of equity securities is exposed to equity price risk arising from potential volatility in equity market prices. Selective attempts to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The sensitivity analysis hypothetically assumes a 20% change in equity prices up and down in 10% increments at December 31, 2006. In the analysis, we include investments in equity securities. The following table presents the hypothetical increases and decreases in market value of the equity portfolio as of December 31, 2006:

	2006
	Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%

Fair value of equity portfolio	245.9	276.7	307.4	338.1	368.9
Fair value change	(61.5)	(30.7)	—	30.7	61.5
Indebtedness
(a) Long-Term Debt. As of December 31, 2006, Selective had outstanding long-term debt of $362.6 million that mature as shown on the following table:

		2006
	Year of	Carrying	Fair
(in thousands)	Maturity	Amount	Value

Financial liabilities
Notes payable:
8.63% Senior Notes Series A	2007	6,000	6,023
8.87% Senior Notes Series B	2010	49,200	49,885
7.25% Senior Notes	2034	49,887	56,010
6.70% Senior Notes	2035	99,337	99,455
7.50% Junior Subordinated Notes	2066	100,000	102,760

Total notes payable		304,424	314,133
Senior convertible notes	2032	57,413	105,727
Convertible subordinated debentures	2008	765	775
The weighted average effective interest rate for Selective’s outstanding long-term debt is 6.94%. Selective is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.
(b) Short-Term Debt. During 2006, Selective had revolving lines of credit with State Street Corporation of $20 million and Wachovia Bank of $25 million, under which no balances were outstanding during the year. In August 2006, these lines of credit were replaced with a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. Through December 31, 2006, no balances were outstanding under this credit facility.

There were no borrowings in 2006 and 2005 against any of the lines of credit.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its definition of cash equivalents for presentation in the statement of cash flows and, in 2005, changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 28, 2007

Consolidated Balance Sheets
December 31,

(in thousands, except share amounts)	2006	2005

ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value: $10,073 - 2006; $13,881 - 2005)	$9,822	13,423
Fixed maturity securities, available-for-sale — at fair value (amortized cost: $2,916,884 - 2006; $2,618,963 - 2005)	2,937,100	2,645,253
Equity securities, available-for-sale — at fair value (cost of: $157,864 - 2006; $174,378 - 2005)	307,376	327,095
Short-term investments (at cost which approximates fair value)	197,019	185,111
Other investments	144,785	74,663

Total investments (Note 4)	3,596,102	3,245,545
Cash and cash equivalents	6,443	2,983
Interest and dividends due or accrued	34,846	32,579
Premiums receivable, net of allowance for uncollectible accounts of: $3,229 - 2006; $3,908 - 2005	458,452	447,220
Other trade receivables, net of allowance for uncollectible accounts of: $255 - 2006; $176 - 2005	21,388	16,553
Reinsurance recoverable on paid losses and loss expenses	4,693	4,549
Reinsurance recoverable on unpaid losses and loss expenses (Note 7)	199,738	218,248
Prepaid reinsurance premiums (Note 7)	69,935	67,157
Current federal income tax	468	—
Deferred federal income tax	15,445	—
Property and Equipment — at cost, net of accumulated depreciation and amortization of: $103,660 - 2006; $94,730 - 2005	59,004	53,194
Deferred policy acquisition costs (Note 2j)	218,103	204,832
Goodwill (Note 2k)	33,637	33,637
Other assets	49,451	49,128

Total assets	$4,767,705	4,375,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses (Note 8)	$1,959,485	1,799,746
Reserve for loss expenses (Note 8)	329,285	284,303
Unearned premiums	791,540	752,465
Senior convertible notes (Note 9)	57,413	115,937
Notes payable (Note 9)	304,424	222,697
Current federal income tax	—	2,293
Deferred federal income tax (Note 14)	—	5,663
Commissions payable	54,814	55,882
Accrued salaries and benefits	94,560	68,024
Other liabilities	98,957	87,491

Total liabilities	3,690,478	3,394,501

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000 (Note 10)
Issued: 91,562,266 - 2006; 86,542,546 - 2005	183,124	173,085
Additional paid-in capital	153,246	71,638
Retained earnings	986,017	847,687
Accumulated other comprehensive income (Note 5)	100,601	118,121
Treasury stock — at cost (shares: 34,289,974 - 2006; 29,954,352 - 2005)	(345,761)	(229,407)
Total stockholders’ equity (Notes 10 and 11)	1,077,227	981,124

Commitments and contingencies (Notes 20 and 21)
Total liabilities and stockholders’ equity	$4,767,705	4,375,625

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Years ended December 31,

(in thousands, except per share amounts)	2006	2005	2004

Revenues:
Net premiums written	$1,535,961	1,459,474	1,365,148
Net increase in unearned premiums and prepaid reinsurance premiums	(36,297)	(41,461)	(46,758)

Net premiums earned	1,499,664	1,418,013	1,318,390
Net investment income earned	156,802	135,950	120,540
Net realized gains	35,479	14,464	24,587
Diversified Insurance Services revenue	110,526	98,711	86,484
Other income	5,396	3,874	3,623

Total revenues	1,807,867	1,671,012	1,553,624

Expenses:
Losses incurred	791,955	730,618	715,509
Loss expenses incurred	168,028	175,112	150,865
Policy acquisition costs	478,339	437,894	408,790
Dividends to policyholders	5,927	5,688	4,275
Interest expense	21,411	17,582	15,466
Diversified Insurance Services expenses	92,718	83,918	74,563
Other expenses	28,979	17,416	11,424

Total expenses	1,587,357	1,468,228	1,380,892

Income from continuing operations, before federal income tax	220,510	202,784	172,732

Federal income tax expense (benefit):
Current	66,717	60,130	31,705
Deferred	(9,781)	(4,798)	13,850

Total federal income tax expense	56,936	55,332	45,555

Net income from continuing operations	163,574	147,452	127,177

Income from discontinued operations, net of tax: $1,712 - 2005; $787 - 2004	—	3,180	1,462
Loss on disposal of discontinued operations, net of tax $(1,418) - 2005	—	(2,634)	—

Total discontinued operations, net of tax	—	546	1,462

Net income before cumulative effect of change in accounting principle	163,574	147,998	128,639

Cumulative effect of change in accounting principle, net of tax	—	495	—

Net income	$163,574	148,493	128,639

Earnings per share:
Basic net income from continuing operations	$2.98	2.72	2.38
Basic net income from discontinued operations	—	0.01	0.03
Basic cumulative effect of change in accounting principle	—	0.01	—

Basic net income	$2.98	2.74	2.41

Diluted net income from continuing operations	$2.65	2.33	2.01
Diluted net income from discontinued operations	—	0.01	0.03
Diluted cumulative effect of change in accounting principle	—	0.01	—

Diluted net income	$2.65	2.35	2.04

Dividends to stockholders	$0.44	0.40	0.35
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years ended December 31,

(in thousands, except per share amounts)	2006		2005		2004

Common stock:
Beginning of year	$173,085		169,872		166,270
Dividend reinvestment plan (shares: 64,072 - 2006; 63,914 - 2005; 72,604 - 2004)	128		128		145
Convertible debentures (shares: 3,999,128 - 2006; 72,872 - 2005; 42,646 - 2004)	7,998		146		85
Stock purchase and compensation plans (shares: 956,520 - 2006; 1,469,562 - 2005; 1,685,844 - 2004)	1,913		2,939		3,372

End of year	183,124		173,085		169,872

Additional paid-in capital:
Beginning of year	71,638		57,356		30,148
Dividend reinvestment plan	1,604		1,441		1,229
Convertible debentures	51,249		113		67
Stock purchase and compensation plans	28,755		12,728		25,912

End of year	153,246		71,638		57,356

Retained earnings:
Beginning of year	847,687		721,483		612,208
Net income	163,574	163,574	148,493	148,493	128,639	128,639
Dividends to stockholders ($0.44 per share -2006; $0.40 per share - 2005; $0.35 per share - 2004)	(25,244)		(22,289)		(19,364)

End of year	986,017		847,687		721,483

Accumulated other comprehensive income:
Beginning of year	118,121		154,536		148,452
Other comprehensive (loss) income, (decrease) increase in:
Net unrealized gains on investment securities, net of deferred income tax effect of $(2,031) - 2006; $(19,608) - 2005;	(3,772)	(3,772)	(36,415)	(36,415)	6,084	6,084
Defined benefit pension plans, net of deferred income tax effect of $(7,403) - 2006 (Note 16d)	(13,748)	(13,748)	—	—	—	—

End of year	100,601		118,121		154,536

Comprehensive income		146,054		112,078		134,723

Treasury stock:
Beginning of year	(229,407)		(206,522)		(197,792)
Acquisition of treasury stock (shares: 4,335,622 - 2006; 896,218 - 2005; 488,910 - 2004)	(116,354)		(22,885)		(8,730)

End of year	(345,761)		(229,407)		(206,522)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	—		(14,707)		(9,502)
Unearned stock compensation	—		—		(13,050)
Reclassification of unearned stock compensation	—		14,641		—
Amortization of deferred compensation expense and amounts received on notes	—		66		7,845

End of year	—		—		(14,707)

Total stockholders’ equity	$1,077,227		981,124		882,018

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31,

(in thousands)	2006	2005	2004

Operating Activities
Net income	$163,574	148,493	128,639

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,684	21,380	16,728
Stock compensation expense	14,524	11,361	7,790
Net realized gains	(35,479)	(14,464)	(24,587)
Deferred tax	(9,781)	(4,798)	13,850
Loss on disposition of discontinued operations	—	2,634	—
Debt conversion inducement	2,117	—	—
Cumulative effect of change in accounting principle, net of tax	—	(495)	—
Gain on sale of property	—	—	(183)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	223,231	249,356	213,243
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	35,708	41,430	45,997
(Decrease) increase in net federal income tax payable	(2,761)	585	(2,358)
(Increase) in premiums receivable	(11,232)	(35,785)	(24,925)
(Increase) decrease in other trade receivables	(4,835)	(6,534)	4,089
(Increase) in deferred policy acquisition costs	(13,271)	(17,915)	(14,531)
(Increase) in interest and dividends due or accrued	(2,280)	(4,632)	(3,946)
(Increase) decrease in reinsurance recoverable on paid losses and loss expenses	(144)	1,292	1,885
Increase (decrease) in accrued salaries and benefits	5,385	17,953	(6,871)
(Decrease) increase in accrued insurance expenses	(1,566)	11,582	14,349
Other, net	4,181	(14,605)	(2,102)

Net adjustments	229,481	258,345	238,428

Net cash provided by operating activities	393,055	406,838	367,067

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(801,647)	(779,212)	(732,042)
Purchase of equity securities, available-for-sale	(52,429)	(47,645)	(43,785)
Purchase of other investments	(71,486)	(26,789)	(11,272)
Purchase and adjustments of subsidiaries acquired (net of short-term investments and cash acquired of $4,890 in 2004)	—	—	(407)
Purchase of short-term investments	(2,290,937)	(1,907,686)	(1,202,013)
Net proceeds from sale of subsidiary	376	14,785	—
Sale of fixed maturity securities, available-for-sale	306,044	181,279	219,944
Sale of short-term investments	2,279,055	1,821,231	1,126,399
Redemption and maturities of fixed maturity securities, held-to-maturity	3,635	27,616	31,632
Redemption and maturities of fixed maturity securities, available-for-sale	187,608	209,377	175,458
Sale of equity securities, available-for-sale	108,382	54,487	59,362
Proceeds from other investments	8,350	9,975	9,147
Purchase of property and equipment	(18,670)	(9,558)	(11,756)

Net cash used in investing activities	(341,719)	(452,140)	(379,333)

Financing Activities
Dividends to stockholders	(22,831)	(19,908)	(17,331)
Acquisition of treasury stock	(116,354)	(22,885)	(8,730)
Proceeds from issuance of notes payable, net of issuance costs	96,263	99,310	49,880
Principal payments of notes payable	(18,300)	(24,000)	(24,000)
Net proceeds from stock purchase and compensation plans	11,560	11,919	12,380
Excess tax benefits from share-based payment arrangements	3,903	3,783	—
Debt conversion inducement	(2,117)	—	—
Proceeds received on notes receivable from stock sales	—	66	55

Net cash (used in) provided by financing activities	(47,876)	48,285	12,254

Net increase (decrease) in cash and cash equivalents	3,460	2,983	(12)
Cash and cash equivalents, beginning of year	2,983	—	12

Cash and cash equivalents, end of year	$6,443	2,983	—

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest	$21,391	16,984	15,450
Federal income tax	65,575	57,476	34,850
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	58,534	258	153
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Note 1 Organization

Selective Insurance Group, Inc. through its subsidiaries, (collectively known as “Selective” or the “Company”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. (the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s Common Stock is publicly traded on the NASDAQ Global Select Market® under the symbol, “SIGI.”
Selective classifies its business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States, and has at least one company licensed to do business in each of the 50 states;

•	Investments; and

•	Diversified Insurance Services, which provide human resource administration outsourcing products and services, and federal flood insurance administrative services.
During 2004, Selective purchased a property and casualty insurance company, domiciled in Maine, with approximately $5.0 million in surplus that was not writing any business at the time of acquisition, for $5.3 million. Separate pro forma information of this acquisition has not been presented, as management has determined that this acquisition is not material.
Note 2 Summary of Significant Accounting Policies
(a) Principles of Consolidation

The accompanying consolidated financial statements (“Financial Statements”), which include the accounts of Selective, have been prepared in conformity with: (i) accounting principles generally accepted in the United States of America (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation.
(b) Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
(c) Investments

Fixed maturity securities are comprised of bonds, redeemable preferred stocks, and mortgage-backed securities. Fixed maturity securities classified as available for sale are reported at fair value. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Premiums expected and discounts arising from the purchase of mortgage-backed securities are amortized to the expected maturity based on future principal payments, and considering prepayments. These prepayments are estimated based upon historical and projected cash flows. Prepayment assumptions are reviewed annually and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in “Net investment income earned.” The amortized cost of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax are included in accumulated other comprehensive income (loss) (“AOCI”).
Equity securities, available for sale are comprised of common stocks and non-redeemable preferred stocks and are carried at fair value. Dividend income on these securities is included in “Net investment income earned.” The associated unrealized gains and losses, net of tax are included in accumulated other comprehensive income (loss). The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.
Short-term investments are comprised of certain money market instruments, savings accounts, commercial paper, other debt issues purchased with a maturity of less than one year, and variable rate demand notes, carried at cost which approximates fair value. The associated income is included in “Net investment income earned.”

Other investments are comprised of limited partnerships and other miscellaneous securities, including limited liability companies. Our limited partnership investments are carried using the equity method. The Company’s share of distributed and undistributed net income from limited partnerships is included in “Net investment income earned.” Our investment in other miscellaneous securities are generally accounted for using the estimated fair value, because the Company’s interests are so minor that it exercises virtually no influence over operating and financial policies. The Company’s distributed share of net income from other miscellaneous investments is included in “Net investment income earned.” Any changes in estimated fair value associated with these investments is recorded as an unrealized gain or loss, of which these items net of tax are included in accumulated other comprehensive income (loss).
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to fair value and the amount of the write-down is charged to income as a realized loss. The fair value of the investment becomes its new cost basis. Our assessment for other-than-temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity securities in question;

•	The issuer’s current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts;

•	Relevant rating history, analysis and guidance provided by rating agencies and analysts;

•	The length of time and the extent to which the fair value has been less than carrying value; and

•	Our ability and intent to hold a security to maturity given interest rate fluctuations.
Our evaluation for other-than-temporary impairment of equity securities and alternative investments, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;

•	The price-earnings ratio at the time of acquisition and date of evaluation;

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations;

•	The recent income or loss of the issuer;

•	The independent auditors’ report on the issuer’s recent financial statements;

•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;

•	Any buy/hold/sell recommendations or price projections published by outside investment advisors;

•	Any rating agency announcements; and

•	The length of time and the extent to which the fair value has been less than carrying value.
(d) Fair Values of Financial Instruments

The following methods and assumptions were used by Selective in estimating its fair value disclosures for financial instruments:
     (1) Investments: Fair values for fixed maturity and equity securities are based on quoted market prices where available, or from independent pricing services. Other investments are comprised of limited partnerships and other miscellaneous securities, including limited liability companies and equity securities. Our limited partnership investments are carried using the equity method. Our investment in other miscellaneous securities are generally accounted for at estimated fair value with changes in estimated fair value associated with these investments recorded as an unrealized gain or loss, in AOCI.
     (2) Indebtedness: The fair value of the convertible subordinated debentures, the 1.6155% Senior Convertible Notes due September 24, 2032, the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066 are based on quoted market prices. The fair values of the 8.63% Senior Notes due May 4, 2007, and the 8.87% Senior Notes due May 4, 2010 were estimated using a cash flow analysis based upon Selective’s current incremental borrowing rate for the remaining term of the loan.
See Note 6 for a summary table of the fair value and related carrying amounts of financial instruments.

(e) Allowance for Doubtful Accounts

Selective estimates an allowance for doubtful accounts on its premiums and other trade receivables. The allowance for premiums and other trade receivables is based on historical write-off percentages adjusted for the effects of current and anticipated trends.
(f) Share-Based Compensation

Effective January 1, 2005, Selective adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123 “Accounting for Stock Based Compensation” (“FAS 123”) and supercedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements, based on the fair value of such instruments at the grant date over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases contain a performance criteria, is based on the number of shares/units expected to be issued at the end of the performance period. Prior to the adoption of FAS 123R, Selective accounted for its share-based compensation in accordance with the intrinsic value method prescribed by APB 25 as was permitted by FAS 123, wherein compensation cost is recognized over the explicit service period. The explicit service period is typically the lesser of the vesting period or the period of time from the grant date to the date of actual retirement, which was the practice for awards granted prior to the adoption of FAS 123R. Share-based compensation granted prior to the adoption of FAS 123R continues to be recognized over the remaining explicit service period. The impact on Selective’s results of operations or financial condition for the change in the period over which expense is recognized is not material.
In adopting FAS 123R, Selective applied the modified prospective application method, which did not have a material effect on: (i) income before cumulative effect of change in accounting principle in 2005; or (ii) basic or diluted earnings per share before cumulative effect of change in accounting principle in 2005. At adoption, Selective recognized a cumulative effect of change in accounting principle resulting in a net income benefit of $0.5 million, which corresponded to the requirement of estimating forfeitures at the date of grant. FAS 123R also eliminated the presentation of the contra-equity account, “Unearned Stock Compensation” from the face of the Consolidated Balance Sheets, resulting in a reclassification of $14.7 million to “Additional Paid-in Capital.”
The following table shows a pro forma reconciliation of net income reported under APB 25 to pro forma net income and earnings per share under FAS 123 for the year ended December 31, 2004:

($ in thousands, except per share amounts)

Net income, as reported	$128,639
Add: Stock-based compensation reported in net income, net of related tax effect	5,288
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,545)

Pro forma net income	$128,382

Net income per share:
Basic — as reported	$2.41
Basic — pro forma	2.40
Diluted — as reported	2.04
Diluted — pro forma	2.04
(g) Reinsurance

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
(h) Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range up to 40 years.
(i) Deferred Policy Acquisition Costs

Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies. These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force. Selective regularly conducts reviews for potential premium deficiencies. There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based upon the Company’s actual average investment yield before-tax as of the calculation date on September 30, were 4.4% for 2006 and 2005, and 4.6% for 2004. Deferred policy acquisition costs amortized to expense were $443.3 million for 2006, $400.6 million for 2005, and $372.2 million for 2004.
(j) Goodwill

Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test. Selective did not record any impairments during 2006, 2005, or 2004.
(k) Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses are made up of both case reserves and reserves for claims incurred but not yet reported (“IBNR”). Case reserves result from claims that have been reported to the Insurance Subsidiaries and are estimated at the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, Selective also considers a range of possible loss and loss adjustment expense reserves in establishing IBNR.
The internal assumptions considered by Selective in the estimation of the IBNR amounts for both environmental and non-environmental reserves at Selective’s reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel. External factors identified by Selective in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; and (iv) trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that are expected by management to affect Selective’s reserves for losses and loss expenses over time.
By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, Selective estimates the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, Selective believes the reserves to be adequate. Any changes in the liability estimate may be material to the results of operations in future periods. Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves include anticipated recoveries for salvage and subrogation claims. Such salvage and subrogation amounted to $49.6 million for 2006 and $46.5 million for 2005.
Reserves are reviewed for adequacy on a periodic basis. As part of the periodic review, Selective considers the range of possible loss and loss expense reserves, determined at the beginning of the year, in evaluating reserve adequacy. When reviewing reserves, Selective analyzes historical data and estimates the impact of various factors such as: (i) per claim information; (ii) Selective and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Based upon such reviews, Selective believes that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.

(l) Revenue Recognition

Our Insurance Subsidiaries record net premiums written, which include direct writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.
SHRS reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. All fees that have the potential for a margin are included in revenue on a gross basis and all amounts that have no margin but are simply pass through amounts collected from the client and passed on to the employee or appropriate taxing authorities are presented on a net basis. Specifically, gross wages, Federal Insurance Contributions Act (FICA) tax and Federal Unemployment Tax (FUTA) are included on a net basis whereas administration fees, state unemployment taxes, health fees, and workers compensation fees are included on a gross basis. SHRS accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, SHRS recognizes its revenues ratably over the payroll period as worksite employees perform their service at the client worksite.
(m) Dividends to Policyholders

Selective establishes reserves for dividends to policyholders on certain workers compensation policies. These dividends are based on the policyholders’ loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. The expense recognized for these dividends was $5.9 million for 2006, $5.7 million for 2005, and $4.3 million in 2004. Selective does not issue policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.
(n) Federal Income Tax

Selective uses the asset and liability method of accounting for income taxes. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of Selective’s assets and liabilities. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.
(o) Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and certain money market accounts that are used as part of the Company’s daily cash management. At December 31, 2006, the Company changed its definition of cash equivalents for presentation in the statement of cash flows. The Company previously defined short-term investments with original maturities of 90 days or less to be cash equivalents for statement of cash flow purposes. The Company changed its policy to exclude short-term investments from cash equivalents. The Company believes the revised policy is preferable because these short-term investments are in alignment with the way short-term investments are managed and are now included in investing activities in the statement of cash flows. Prior year balances in the statement of cash flows have been restated, which had the effect of increasing net cash used in investing activities by $77.8 million and $75.6 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash used in investing activities for the year ended December 31, 2005, includes $68 million of Variable Rate Demand Notes incorrectly classified as cash equivalents.
(p) Reclassifications

Certain amounts in Selective’s prior years’ Financial Statements and related footnotes have been reclassified. The December 31, 2005 amounts reflected on the consolidated balance sheets include the following reclassifications: (i) $11.7 million of other investments that have been reclassified from equity securities; (ii) $8.6 million of short-term investments that have been reclassified from available for sale fixed maturity securities; and (iii) $18.0 million of premiums receivable that have been reclassified from commissions payable. Such reclassifications had no effect on Selective’s net income, stockholders’ equity, or cash flows.
Note 3 Adoption of Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires that compensation expense be measured on the income statement for all share-based payments (including employee stock options) at grant date fair value of the equity instruments. Selective’s January 1, 2005 adoption of this accounting pronouncement resulted in an after-tax cumulative effect of change in accounting principle benefit of $0.5 million due to the requirement to estimate the impact of expected forfeitures at the grant date in the first quarter of 2005.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“FAS 155”), to clarify and/or amend previous accounting standards relating to certain derivatives embedded in other financial instruments (known as “hybrid” financial instruments). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. FAS 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after December 31, 2006. During the fourth quarter of 2006, the FASB recommended a narrow scope exception for securitized interests if: (i) the securitized interest itself has no embedded derivative (including interest rate related derivatives) that would be required to be accounted for separately other than an embedded derivative that results solely from the embedded call options in the underlying financial assets; and (ii) the investor does not control the right to accelerate the settlement. Selective is currently evaluating the applicability of FAS 155 on its operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 calls for a two-step process in the evaluation of a tax position to be used in the recognition, derecognition, and measurement of benefits related to income taxes. The process begins with an initial assessment of whether a tax position, based on its technical merits and applicability to the facts and circumstances of the position, will “more-likely-than-not” be sustained upon examination, including related appeals or litigation. The “more-likely-than-not” threshold is defined as having greater than a 50% chance of being realized upon settlement. Tax positions that are “more-likely-than-not” sustainable are then measured to determine how much of the benefit should be recorded in the financial statements. This determination is made by considering the probabilities of the amounts that could be realized upon ultimate settlement. Each tax position is evaluated individually and must continue to meet the threshold in each subsequent reporting period or the benefit will be derecognized. A position that initially failed to meet the “more-likely-than-not” threshold should be recognized in a subsequent period if: (i) a change in facts and circumstances results in the position’s ability to meet the threshold, (ii) the issue is settled with the taxing authority, or (iii) the statute of limitations expires. FIN 48 is effective for years beginning after December 15, 2006 and its implementation is not expected to have a material impact on the results of operations or financial condition of the Company.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88 ,106, and 132(R) (“FAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of December 31, 2006 for calendar year public companies. FAS 158 will also require fiscal year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. As Selective currently measures assets and benefit obligations as of each December 31, the measurement date change of FAS 158 will not have an impact on the Company. The requirement to recognize the funded status on the balance sheet has resulted in an after-tax charge of $13.7 million to accumulated other comprehensive income, which is a component of stockholders’ equity.
In September 2006, the SEC issued staff accounting bulletin No. 108, Considering the effects of prior year misstatements when quantifying misstatements in current year financial statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 concludes that an adjustment would be required to a registrant’s financial statements when either the iron curtain or rollover approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Selective has applied the guidance of SAB 108 with respect to the December 2006 financial statements and will continue to do so prospectively. An adjustment to the current financial statements was not required as a result of applying this guidance.
Note 4 Investments

(a) Net unrealized gains (losses) on investments included in other comprehensive income by asset class at December 31, are as follows:

(in thousands)	2006	2005	2004

Fixed maturity securities	$20,216	26,290	78,716
Equity securities	149,512	152,717	157,764
Other investments	6,193	2,717	1,267

Total net unrealized gains	175,921	181,724	237,747
Deferred income tax expense	(61,572)	(63,603)	(83,211)

Net unrealized gains, net of deferred income tax	$114,349	118,121	154,536

(Decrease) increase in net unrealized gains, net of deferred income tax expense	$(3,772)	(36,415)	6,084

(b) The amortized cost, estimated fair values, and unrealized gains (losses) of held-to-maturity fixed maturity securities at December 31, 2006 and 2005, respectively, were as follows:

2006	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$9,792	250	—	10,042
Mortgage-backed securities	30	1	—	31

Total held-to-maturity fixed maturity securities	$9,822	251	—	10,073

2005	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$13,388	456	—	13,844
Mortgage-backed securities	35	2	—	37

Total held-to-maturity fixed maturity securities	$13,423	458	—	13,881

(c) The cost/amortized cost, estimated fair values, and unrealized gains (losses) of available-for-sale securities at December 31, 2006 and 2005, respectively, were as follows:

	Cost/
2006	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. government and government agencies	$195,725	4,379	(794)	199,310
Obligations of states and political subdivisions	1,736,865	14,488	(7,704)	1,743,649
Corporate securities	295,964	6,676	(1,059)	301,581
Asset-backed securities	50,319	205	(103)	50,421
Mortgage-backed securities	638,011	7,011	(2,883)	642,139

Available-for-sale fixed maturity securities	2,916,884	32,759	(12,543)	2,937,100
Available-for-sale equity securities	157,864	149,895	(383)	307,376

Total available-for-sale securities	$3,074,748	182,654	(12,926)	3,244,476

	Cost/
2005	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. government and government agencies	$206,738	6,771	(867)	212,642
Obligations of states and political subdivisions	1,480,464	11,544	(9,007)	1,483,001
Corporate securities	393,885	12,628	(1,495)	405,018
Asset-backed securities	23,334	196	(91)	23,439
Mortgage-backed securities	514,542	9,572	(2,961)	521,153

Available-for-sale fixed maturity securities	2,618,963	40,711	(14,421)	2,645,253
Available-for-sale equity securities	174,378	153,213	(496)	327,095

Total available-for-sale securities	$2,793,341	193,924	(14,917)	2,972,348

(d) The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and December 31, 2005, the aggregate fair value and gross pre-tax unrealized loss recorded in Selective’s accumulated other comprehensive income, by asset class and by length of time those securities have been in an unrealized loss position:
2006

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and government agencies	$43,873	(108)	46,264	(686)	90,137	(794)
Obligations of states and political subdivisions	320,851	(1,623)	455,970	(6,081)	776,821	(7,704)
Corporate securities	45,694	(279)	29,965	(780)	75,659	(1,059)
Asset-backed securities	9,863	(29)	3,425	(74)	13,288	(103)
Mortgage-backed securities	63,954	(380)	170,171	(2,503)	234,125	(2,883)

Total fixed maturity securities	484,235	(2,419)	705,795	(10,124)	1,190,030	(12,543)
Equity securities	7,763	(223)	374	(160)	8,137	(383)
Other investments	6,913	(87)	—	—	6,913	(87)

Total securities in a temporary unrealized loss position	$498,911	(2,729)	706,169	(10,284)	1,205,080	(13,013)

2005

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and government agencies	$76,468	(503)	9,956	(364)	86,424	(867)
Obligations of states and political subdivisions	768,817	(7,269)	81,999	(1,738)	850,816	(9,007)
Corporate securities	47,799	(699)	15,933	(796)	63,732	(1,495)
Asset-backed securities	5,770	(91)	—	—	5,770	(91)
Mortgage-backed securities	228,628	(2,456)	16,231	(505)	244,859	(2,961)

Total fixed maturity securities	1,127,482	(11,018)	124,119	(3,403)	1,251,601	(14,421)
Equity securities	9,439	(496)	—	—	9,439	(496)

Total securities in a temporary unrealized loss position	$1,136,921	(11,514)	124,119	(3,403)	1,261,040	(14,917)

At December 31, 2006, Selective held (i) 339 fixed maturity securities, with a fair value of $1,190.0 million in an unrealized loss position of $12.5 million; (ii) seven equity securities in an unrealized loss position, with a fair value of $8.1 million and an unrealized loss of $0.4 million; and (iii) one security in other investments with an unrealized loss of $0.1 million and an estimated fair value of 6.9 million. Of these 347 securities, 345 had fair values no less than 95% of their cost basis. The remaining 2 securities had fair values between 70% and 87% of their cost basis. Selective believes the decline in the fair value of all of these securities to be temporary. The assessment of whether a decline in value is temporary includes Selective’s current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down, provided that management has the ability and intent to hold a security to maturity. If Selective’s judgment about an individual security changes in the future, Selective may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on Selective’s net income and financial position of future periods.
(e) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Listed below are held-to-maturity fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value

Due in one year or less	$4,368	4,431
Due after one year through five years	5,114	5,223
Due after five years through ten years	340	419

Total held-to-maturity fixed maturity securities	$9,822	10,073

Listed below are available-for-sale fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value

Due in one year or less	$230,250	230,293
Due after one year through five years	1,324,812	1,330,796
Due after five years through ten years	1,261,875	1,272,871
Due after ten years through fifteen years	99,947	103,140
Due after fifteen years	—	—

Total available-for-sale fixed maturity securities	$2,916,884	2,937,100

(f) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws and had carrying values of $25.3 million as of December 31, 2006 and $28.2 million as of December 31, 2005.
(g) Selective is not exposed to significant concentrations of credit risk within its investment portfolio. The largest investment in the securities of any one issuer was $19.3 million at December 31, 2006 and $23.2 million at December 31, 2005.

(h) Other investments include the following at December 31:

(in thousands)	2006	2005

Limited partnerships	$93,880	62,975
Other securities	50,905	11,688

Total other investments	$144,785	74,663

At December 31, 2006, Selective has contractual obligations that expire at various dates through 2021 to further invest up to $110.5 million in limited partnerships. There is no certainty that any such additional investment will be required.
(i) The components of net investment income earned were as follows:

(in thousands)	2006	2005	2004

Fixed maturity securities	$128,771	117,987	107,719
Equity securities	9,898	8,873	7,454
Short-term investments	7,806	2,749	641
Other investments	13,746	8,579	6,580

	160,221	138,188	122,394
Investment expenses	(3,419)	(2,238)	(1,854)

Net investment income earned	$156,802	135,950	120,540

(j) The components of net realized gains (losses) were as follows:

(in thousands)	2006	2005	2004

Held-to-maturity fixed maturity securities
Gains	$16	106	184
Available-for-sale fixed maturity securities
Gains	2,460	1,468	4,922
Losses	(6,756)	(4,196)	(5,313)
Available-for-sale equity securities
Gains	43,542	21,149	26,851
Losses	(3,783)	(4,063)	(2,057)

Total net realized gains	$35,479	14,464	24,587

Proceeds from the sale of available-for-sale securities were $422.0 million during 2006, $235.8 million during 2005, and $279.3 million during 2004. There were no realized losses from investment write-downs in 2006. There was $1.2 million in realized losses from investment write downs for 2005 and no investment write downs recorded in 2004.
Note 5 Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, for 2006, 2005, and 2004 are as follows:

2006
(in thousands)	Gross	Tax	Net

Net Income	$220,510	56,936	163,574

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	29,676	10,387	19,289
Previous unrealized gains currently realized in net income	(35,479)	(12,418)	(23,061)

Net unrealized gains	(5,803)	(2,031)	(3,772)
Defined benefit pension plans:
Adoption of FAS 158	(21,151)	(7,403)	(13,748)

Defined benefit pension plans net	(21,151)	(7,403)	(13,748)

Comprehensive income	$193,556	47,502	146,054

\

2005
(in thousands)	Gross	Tax	Net

Net Income	$204,386	55,893	148,493

Components of other comprehensive income:
Unrealized holding gains during the period	(41,666)	(14,583)	(27,083)
Previous unrealized gains currently realized in net income	(14,357)	(5,025)	(9,332)

Net unrealized losses	(56,023)	(19,608)	(36,415)

Comprehensive income	$148,363	36,285	112,078

2004
(in thousands)	Gross	Tax	Net

Net Income	$174,981	46,342	128,639

Components of other comprehensive loss:
Unrealized holding gains during the period	33,187	11,615	21,572
Previous unrealized gains currently realized in net income	(23,828)	(8,340)	(15,488)

Net unrealized gains	9,359	3,275	6,084

Comprehensive income	$184,340	49,617	134,723

Note 6 Fair Values of Financial Instruments

The following table presents the carrying amounts and estimated fair values of Selective’s financial instruments as of December 31, 2006 and 2005:

	2006		2005
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Financial assets
Fixed maturity securities:
Held-to-maturity	$9,822	10,073	13,423	13,881
Available-for-sale	2,937,100	2,937,100	2,645,253	2,645,253
Equity securities	307,376	307,376	327,095	327,095
Short-term investments	197,019	197,019	185,111	185,111
Other investments	144,785	144,785	74,663	74,663

Financial liabilities
Notes payable:
8.63% Senior Notes Series A	6,000	6,023	12,000	12,150
8.87% Senior Notes Series B	49,200	49,885	61,500	62,919
7.25% Senior Notes	49,887	56,010	49,883	53,823
6.70% Senior Notes	99,337	99,455	99,314	101,943
7.50% Junior Notes	100,000	102,760	—	—

Total notes payable	304,424	314,133	222,697	230,835
Senior convertible notes	57,413	105,727	115,937	204,350
Convertible subordinated debentures	765	775	775	5,813
Selective’s carrying amounts shown in the table are included in the consolidated balance sheets. The convertible subordinated debentures are included in “other liabilities” on the consolidated balance sheets. See Note 2(e) for the methods and assumptions used by Selective in estimating the fair values of its financial instruments.
Note 7 Reinsurance

Selective’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that Selective has underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect Selective from potential losses in excess of the amount it is prepared to accept.
The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet its contractual obligations. Selective evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. On an ongoing basis, Selective reviews amounts outstanding, length of collection period, changes in reinsurance credit standing and other relevant factors to determine collectibility of reinsurance recoverables. The allowance for reinsurance recoverable on unpaid losses and loss expenses was $2.7 million at December 31, 2006 and $3.5 million at December 31, 2005. The allowance for reinsurance recoverable on paid losses and loss expenses was $0.5 million at both December 31, 2006 and December 31, 2005.
A trust fund in the amount of $30.4 million at December 31, 2006 and $30.2 million at December 31, 2005 securing a portion of the liabilities ceded to Munich Reinsurance America, Inc. is held for the benefit of Selective. Amounts ceded to Munich Reinsurance America, Inc., exceeding the available trust fund, represent 13.5% or $32.1 million as of December 31, 2006 and 14% or $34.3 million as of December 31, 2005 of Selective’s consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit or funds withheld (collateral). In addition, approximately 61% of Selective’s consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two state or federally sponsored pools. Selective ceded $65.6 million as of December 31, 2006 and December 31, 2005 to New Jersey Unsatisfied Claims Judgment Fund. Selective also ceded $78.9 million as of December 31, 2006 and $90.6 million as of December 31, 2005 to the National Flood Insurance Program.
Under Selective’s reinsurance arrangements, which are all prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per the terms of the contract, in a direct relationship to the gross premium recording. Reinsurance recoveries are recognized as gross losses are incurred.

(in thousands)	2006	2005	2004

Premiums written:
Direct	$1,660,177	1,572,180	1,467,863
Assumed	33,916	44,843	41,041
Ceded	(158,132)	(157,549)	(143,756)

Net	$1,535,961	1,459,474	1,365,148

Premiums earned:
Direct	$1,619,009	1,523,205	1,419,371
Assumed	36,009	43,464	37,328
Ceded	(155,354)	(148,656)	(138,309)

Net	$1,499,664	1,418,013	1,318,390

Losses and loss expenses incurred:
Direct	$1,021,133	1,001,762	964,243
Assumed	28,344	38,689	32,560
Ceded	(89,494)	(134,721)	(130,429)

Net	$959,983	905,730	866,374

Assumed premiums written and earned decreased in 2006 compared to 2005 primarily due to reduction in mandatory pool assumptions. Ceded written premiums increased in 2006 compared to 2005, primarily due to increases in flood premiums that are 100% ceded to the National Flood Insurance Program, as well as increases in reinsurance costs. Offsetting the increase in the flood premiums was the termination of the New Jersey Homeowners Property 75% Quota Share treaty (“Quota Share Treaty”) effective January 1, 2006. In 2005, ceded written premiums were $21.1 million and ceded earned premiums were $20.4 million for the Quota Share Treaty. The Quota Share Treaty termination was effective as of January 1, 2006 and there was no prospective coverage for 2006. Consequently in 2006, Selective received a return of premium of $11.3 million previously ceded to this treaty and still unearned as of December 31, 2005. The overall effect of the termination of this treaty was to reduce ceded written premiums by $32.4 million for 2006 compared to 2005 and ceded earned premiums by $20.4 million for 2006 compared to 2005. The flood ceded premiums and losses are as follows:

(in thousands)	2006	2005	2004

Ceded premiums written	$(120,003)	(93,660)	(77,957)
Ceded premiums earned	(106,214)	(85,276)	(70,914)
Ceded losses and loss expenses incurred	(56,653)	(108,729)	(79,880)

Note 8 Reserves For Losses and Loss Expenses

The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)	2006	2005	2004

Gross reserves for losses and loss expenses, at beginning of year	$2,084,049	1,835,217	1,587,813
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	218,248	218,772	184,611

Net reserves for losses and loss expenses, at beginning of year	1,865,801	1,616,445	1,403,202

Incurred losses and loss expenses for claims occurring in the:
Current year	967,272	900,658	861,474
Prior years	(7,289)	5,072	4,900

Total incurred losses and loss expenses	959,983	905,730	866,374

Paid losses and loss expenses for claims occurring in the:
Current year	268,173	233,969	238,612
Prior years	468,579	422,405	414,519

Total paid losses and loss expenses	736,752	656,374	653,131

Net reserves for losses and loss expenses, at end of year	2,089,032	1,865,801	1,616,445
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	199,738	218,248	218,772

Gross reserves for losses and loss expenses at end of year	$2,288,770	2,084,049	1,835,217

The net loss and loss expense reserves increased by $223.2 million in 2006, $249.4 million in 2005, and $213.2 million in 2004. These changes were the result of growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.
The Company experienced favorable development in its loss and loss expense reserves totaling $7.3 million in 2006, which was primarily driven by favorable prior year development in our commercial automobile, workers compensation, and personal automobile lines of business partially offset by adverse development in our general liability line of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005. The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside the State of New Jersey and re-contracting our medical bill review services. The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency. The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by our contractor completed operations business and an increase in reserves for legal expenses. The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.
The Company experienced adverse development in its loss and loss expense reserves totaling $5.1 million in 2005. Through our internal actuarial reviews, we analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business. In the fourth quarter of 2005, we had sufficient evidence accumulated to move management’s best estimate of loss reserves for these lines. Accordingly, workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior. At the same time, commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years. In addition, the general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004. Also in 2005, we increased personal automobile reserves by approximately $10 million, of which $6.0 million was attributable to prior year development due to an adverse judicial ruling by the New Jersey Supreme Court, which eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act (“AICRA”). The reserving action was based on an analysis of our claim files and loss experience pre- and post-AICRA, which resulted in an increase to our New Jersey personal automobile loss projections.
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
Reserves established for liability insurance, written primarily in the general liability line of business, continue to reflect exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily under older policies containing exclusions for environmental liability which certain courts, in interpreting such exclusions, have determined do not bar such claims. The emergence of these claims is slow and highly unpredictable. Since 1986, policies issued by the Insurance Subsidiaries have contained a more expansive exclusion for losses related to environmental claims. There are significant uncertainties in estimating Selective’s exposure to environmental claims (for both case and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. Selective does not discount to present value that portion of its loss reserves expected to be paid in future periods.
At December 31, 2006, Selective’s reserves for environmental claims amounted to $50.7 million on a gross basis (including case reserves of $20.2 million and IBNR reserves of $30.5 million) and $46.5 million on a net basis (including case reserves of $19.7 million and IBNR reserves of $26.7 million). There are a total of 2,575 environmental claims, including multiple claimants who are associated with the same site or incident. Of these, 2,273 are asbestos related, of which 859 involve three insureds. The total case reserves associated with these three insureds amounted to $0.9 million on a gross and net basis. During 2006, 174 asbestos claims were closed, which accounted for approximately $0.2 million of the total asbestos paid of $1.0 million. The total case reserves for asbestos related claims amounted to $6.9 million on a gross and net basis. Sixty-six of the total environmental claims involve seven landfill sites. The landfill sites account for case reserves of $8.1 million on a gross and net basis. The remaining claims, which account for $5.1 million of case reserves on a gross and $4.7 million on a net basis, involve leaking underground storage tanks and other latent environmental exposures.
The following table details our exposures to various environmental claims:

	2006
($ in millions)	Gross	Net

Asbestos	$14.2	12.9
Landfill sites	16.3	15.8
Other*	20.2	17.8

Total	$50.7	46.5

*	Consists of leaking underground storage tanks, and other latent environmental exposures.
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

The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2006		2005		2004
(in thousands)	Gross	Net	Gross	Net	Gross	Net

Asbestos
Reserves for losses and loss expenses at the beginning of year	$13,113	11,813	10,602	9,302	9,245	6,945
Incurred losses and loss expenses	2,083	1,327	3,703	3,702	1,815	2,815
Less losses and loss expenses paid	(1,032)	(277)	(1,192)	(1,191)	(458)	(458)

Reserves for losses and loss expenses at the end of year	$14,164	12,863	13,113	11,813	10,602	9,302

Non-Asbestos
Reserves for losses and loss expenses at the beginning of year	$32,513	30,013	31,674	29,174	33,019	29,519
Incurred losses and loss expenses	7,357	6,534	3,716	2,834	8,345	5,756
Less losses and loss expenses paid	(3,323)	(2,932)	(2,877)	(1,995)	(9,690)	(6,101)

Reserves for losses and loss expenses at the end of year	$36,547	33,615	32,513	30,013	31,674	29,174

Total Environmental Claims
Reserves for losses and loss expenses at the beginning of year	$45,626	41,826	42,276	38,476	42,264	36,464
Incurred losses and loss expenses	9,440	7,861	7,419	6,536	10,160	8,571
Less losses and loss expenses paid	(4,355)	(3,209)	(4,069)	(3,186)	(10,148)	(6,559)

Reserves for losses and loss expenses at the end of year	$50,711	46,478	45,626	41,826	42,276	38,476

Based on its aggregate reserve for net losses and loss expenses at December 31, 2006, Selective does not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on its future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from Selective’s current estimates. The increase in paid losses in 2004 for non-asbestos environmental claims includes final payment for two large outstanding claims that were included in Selective’s 2003 case reserves.
Note 9 Indebtedness

(a) Senior Convertible Notes

In 2002, Selective issued $305 million aggregate principal amount of 1.6155% senior convertible notes (“Convertible Notes”), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. Selective recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which are amortized over the life of the Convertible Notes, in connection with debt issuance costs. Approximately $72.0 million of the net proceeds were used to fund an irrevocable trust, which provided for certain payment obligations in respect of Selective’s outstanding debt obligations through 2005. Selective also paid a $40.0 million capital contribution to its Insurance Subsidiaries with the remainder of the net proceeds.
Interest on the Convertible Notes is payable semi-annually at a rate of 1.6155% beginning March 24, 2003 until September 24, 2009, to holders of record at the close of business on the preceding March 9 or September 9, respectively. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for the applicable five trading day period equals 120% or more of the sum of the Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for a Convertible Note to the day immediately preceding the relevant six-month period. The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the greater of: (a) any regular cash dividends per share paid by Selective on its Common Stock during that quarterly period multiplied by the then applicable conversion rate and (b) $0.08 multiplied by 25.9566.
On October 26, 2004, in accordance with the provisions of the Indenture dated September 24, 2002 covering the Convertible Notes (the “Convertible Notes Indenture”), Selective’s Board of Directors voted to permanently waive the stock price contingency provision, which was satisfied for the quarters ended March 31, 2004 and June 30, 2004, when the price of Selective’s Common Stock maintained a 20% premium to the conversion price of $14.65, or $17.58, for 20 of 30 consecutive trading days ending on the last day of each of these respective quarters.
The Convertible Notes are redeemable by Selective in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, on such Convertible Notes to the applicable redemption date. The holders of the Convertible Notes may require Selective to purchase all or a portion of their Convertible Notes on September 24, 2009, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. Selective may pay the purchase price in cash or shares of Selective’s Common Stock or in a combination of cash and shares of Selective’s Common Stock.

Between May 3 and 4, 2006, Selective separately negotiated two private transactions under Section 3(a)(9) of the Securities Act of 1933, as amended, through which it exchanged a total of 153,961 of the Convertible Notes, representing approximately $58.5 million of the $115.9 million carrying value outstanding at the time of conversion for 3,996,304 shares of Selective Insurance Group, Inc. Common Stock, and cash. Selective incurred additional expense of $2.1 million, which represents the incremental consideration in connection with the transactions, and charged the unamortized debt costs of $1.5 million to stockholders’ equity as part of the equity issuance transaction. No conversions occurred during 2005. If the remaining Convertible Notes were converted, Selective would be required to issue 4.0 million shares of Common Stock.
Selective has various covenants under the Convertible Notes Indenture dated September 24, 2002, which include, but are not limited to, timely payment of securities, timely filing of SEC and other reports, and compliance with securities laws upon purchase of securities.
(b) Notes Payable
     (1) On September 25, 2006, Selective issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 (“Junior Notes”). The Junior Notes will pay interest, subject to Selective’s right to defer interest payments for up to ten years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. At anytime on or after September 26, 2011, the Junior Notes may be called by Selective at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance will be used for general corporate purposes.
     (2) On November 3, 2005, Selective issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of the Company’s outstanding debt. The remainder of the bond proceeds were used for general corporate purposes.
     (3) On November 15, 2004, Selective issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. The Parent contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds were deployed for general corporate purposes.
     (4) On May 4, 2000, Selective entered into a $30.0 million and a $61.5 million note purchase agreement with various private lenders covering the 8.63% and 8.87% Senior Notes, respectively.
Selective has paid $24.0 million in principal to date, in addition to accrued interest thereon for the 8.63% Senior Notes. One remaining principal payment of $6.0 million is required on May 4, 2007. The principal amount of these senior notes, which was $6.0 million at December 31, 2006 and $12.0 million at December 31, 2005, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.
Selective has paid $12.3 million in principal to date, in addition to accrued interest thereon, for the 8.87% Senior Notes. Principal payments of $12.3 million are required annually through May 4, 2010. The unpaid principal amount of these senior notes, which was $49.2 million at December 31, 2006 and $61.5 million at December 31, 2005, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.
The note purchase agreement covering the 8.63% and 8.87% Senior Notes contains restrictive business covenants that are reviewed quarterly. They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends, and net worth maintenance. All of the covenants were met during 2006 and 2005. At December 31, 2006, the amount available for dividends to stockholders under such restrictions was $384.2 million for the 2000 senior notes.
(c) Convertible Subordinated Debentures

The Convertible Subordinated Debentures (the “Debentures”) were issued under an Indenture dated December 29, 1982, (the “1982 Indenture”) in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which is payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively. The Debentures are convertible into Common Stock at an effective conversion price of $3.54 per share. The principal amount of the Debentures, which was $0.8 million at 2006 and 2005, including any accrued interest thereon, is due on January 1, 2008 and is included in other liabilities on the consolidated balance sheets.

The 1982 Indenture requires Selective to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on or before December 31 of each year from 1993 through 2006. Voluntary conversions have satisfied this obligation in its entirety.
(d) Short-Term Debt

At December 31, 2005, Selective had revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank of $25.0 million which expired during the third quarter of 2006. On August 11, 2006, Selective entered into a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50.0 million revolving credit facility, which can be increased to $75.0 million with the consent of all lending parties. The agreement will expire on August 11, 2011. Interest rates on borrowings under the credit facility are based on either London Interbank Offered Rate or the higher of the prime rate and adjusted federal funds rate. There have been no borrowings under this credit agreement through December 31, 2006.
Note 10 Stockholders’ Equity

On January 30, 2007, the Board of Directors of Selective Insurance Group, Inc. declared a two-for-one stock split of the Company’s Common Stock, par value $2.00 per share in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock issued by Selective (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to shareholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data.
Effective April 26, 2005, the Board of Directors: (i) approved a new plan to repurchase up to 10.0 million shares of Selective Common Stock through April 26, 2007; and (ii) cancelled the then existing stock repurchase program, under which Selective was authorized to repurchase 4.8 million shares through November 30, 2005. Under the new plan, Selective has repurchased approximately 4.1 million shares at a cost of $110.1 million during 2006 and 670,000 shares at a cost of $16.3 million during 2005. In 2004, under the previous plan, Selective acquired 282,000 shares at a cost of $4.9 million.
Selective maintains a dividend reinvestment plan (the “DRP”). On November 18, 2003, Selective registered with the SEC 2,025,746 shares of Selective’s Common Shares with the SEC for the DRP, of which 25,746 were previously registered unissued shares. At December 31, 2006, 1,705,638 shares of Selective’s Common Stock were available for issuance under the DRP. Shares purchased under the DRP are issued at fair value. As of December 31, 2006, Selective had an additional 13.9 million shares reserved for various stock compensation and purchase plans, retirement plans, and convertible debt offerings.
In conjunction with restricted stock vestings and option exercises, Selective repurchased 229,000 shares at a cost of $6.2 million in 2006, 226,000 shares at a cost of $6.6 million in 2005, and 206,000 shares at a cost of $3.8 million in 2004.
Selective’s ability to declare and pay dividends on its Common Stock is affected by the ability of its subsidiaries to declare and pay dividends to the parent holding company. The dividends from SHRS are restricted by the operating cash flows of this entity, as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, North Carolina, South Carolina, or Maine.
In each such jurisdictions, domestic insurers are prohibited from paying “extraordinary dividends” without approval of the insurance commissioner of the respective state. Additionally, New Jersey, North Carolina, and South Carolina require notice of the declaration of any ordinary or extraordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer’s surplus, with regard to policyholders, is not reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.
Based on the unaudited 2006 statutory financial statements, the maximum ordinary dividends that can be paid to Selective by the Insurance Subsidiaries in 2007 are:

($ in millions)

Selective Insurance Company of America	$78.1
Selective Way Insurance Company	27.6
Selective Insurance Company of South Carolina	11.8
Selective Insurance Company of the Southeast	9.5
Selective Insurance Company of New York	7.1
Selective Insurance Company of New England	1.2
Selective Auto Insurance Company of New Jersey	6.6

Total	$141.9

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.
Note 11 Preferred Share Purchase Rights Plan

On February 2, 1999, Selective’s Board of Directors (the “Board”) approved the Amended and Restated Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the right to purchase one-half of one two-hundredth (or one four-hundredth) of a share of Selective’s Series A Junior Preferred Stock (each, a “Preferred Share”) at an exercise price of $80 (each, a “Right” and collectively, the “Rights”) is attached to each share of Selective’s Common Stock. The Right is exercisable ten (10) days after an announcement that a person or group has acquired 15% or more of Selective’s outstanding Common Stock (an “Acquiring Person”) or ten (10) business days after a person or group commences or announces its intent to make a tender offer that would result in such person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle the holder, other than an Acquiring Person, to purchase such number of one-half of one two-hundredths of a Preferred Share, as set forth in the Rights certificate (the “Rights Amount”), at a price of $80 per one-half of one two-hundreds of a Preferred Share.
If Selective is acquired in a merger, or 50% or more of its assets are sold (each, a “Triggering Transaction”), each holder of a Right, other than an Acquiring Person, will have the right to receive, for an exercise price of $80, such number of shares of Common Stock of the Principal Party (as defined in the Rights Agreement) equal to $80 multiplied by the Rights Amount, divided by 50% of the current per-share market price of the Common Stock of the Principal Party on the consummation date of the Triggering Transaction.
Selective’s Board may, after a person or group becomes and Acquiring Person, but before an Acquiring Person acquires 50% or more of Selective’s outstanding Common Stock, exchange all or part of the outstanding Rights, other than the Rights of an Acquiring Person, for Selective’s Common Stock, at an exchange ratio of one (1) share of Common Stock per Right. The Rights expire at the earliest of: (i) the close of business on February 2, 2009; (ii) the time at which Selective’s Board of Directors redeems all of the outstanding Rights at a redemption price of $0.01 per Right before an announcement that a person or group has become an Acquiring Person; or (iii) the time at which the Rights are exchanged for shares of Selective’s Common Stock as described above.
Note 12 Segment Information

Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by senior management to manage Selective’s operations:
•	Insurance Operations, which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios;

•	Investments, which are evaluated based on net investment income and net realized gains and losses; and

•	Diversified Insurance Services (federal flood insurance administrative services and human resource administration outsourcing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenues (net income divided by revenues).
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
In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment. For additional information regarding this divestiture, see Note 15, “Discontinued Operations.” Selective’s remaining goodwill balance by operating segment is as follows:

(in thousands)	2006	2005

Diversified Insurance Services goodwill	$25,788	25,788
Insurance Operations goodwill	7,849	7,849

Total goodwill	$33,637	33,637

Selective’s Insurance Operations and Diversified Insurance Services segments are subject to geographic concentration. Approximately 33% of net premiums written are related to insurance policies written in New Jersey and 38% of SHRS’s co-employer service fees are related to business in Florida. Substantially all of Selective’s remaining revenues come from the states of Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, and Wisconsin. Consequently, changes to economic or regulatory conditions in these states could adversely affect Selective.
Selective and its subsidiaries also provide services to each other in the normal course of business. These transactions totaled $19.3 million in 2006, $19.4 million in 2005, and $28.5 million in 2004. These transactions were eliminated in all consolidated statements. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective does not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.
The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:
Revenue by segment

(in thousands)	2006	2005	2004

Insurance Operations:
Commercial automobile net premiums earned	$319,921	320,080	303,645
Workers compensation net premiums earned	314,174	293,268	263,473
General liability net premiums earned	402,745	363,513	309,288
Commercial property net premiums earned	182,351	168,282	152,579
Business owners’ policy net premiums earned	48,500	46,708	49,570
Bonds net premiums earned	17,466	16,026	13,035
Other net premiums earned	719	789	901

Total commercial lines net premiums earned	1,285,876	1,208,666	1,092,491

Personal automobile net premiums earned	146,737	164,805	185,375
Homeowners net premiums earned	59,334	37,706	34,370
Other net premiums earned	7,717	6,836	6,154

Total personal lines net premiums earned	213,788	209,347	225,899

Miscellaneous income	5,390	3,768	3,515

Total insurance operations revenues	1,505,054	1,421,781	1,321,905

Investments:
Net investment income	156,802	135,950	120,540
Net realized gains on investments	35,479	14,464	24,587

Total investment revenues	192,281	150,414	145,127

Diversified Insurance Services:
Human resource administration outsourcing	63,322	60,227	53,710
Flood insurance	41,522	34,320	29,169
Other	5,682	4,164	3,605

Total diversified insurance services revenues from continuing operations	110,526	98,711	86,484

Total all segments	1,807,861	1,670,906	1,553,516

Other income	6	106	108

Total revenues from continuing operations	$1,807,867	1,671,012	1,553,624

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)	2006	2005	2004

Insurance Operations:
Commercial lines underwriting income	$63,482	75,671	42,836
Personal lines underwriting loss	(5,504)	(5,943)	(2,068)

Underwriting income, before federal income tax	57,978	69,728	40,768
GAAP combined ratio	96.1%	95.1	96.9
Statutory combined ratio	95.4%	94.6	95.9

Investments:
Net investment income	156,802	135,950	120,540
Net realized gains on investments	35,479	14,464	24,587

Total investment income, before federal income tax	192,281	150,414	145,127

Diversified Insurance Services:
Income from continuing operations, before federal income tax	17,808	14,793	11,921

Total all segments	268,067	234,935	197,816
Interest expense	(21,411)	(17,582)	(15,466)
General corporate expenses	(26,146)	(14,569)	(9,618)

Income from continuing operations, before federal income tax	$220,510	202,784	172,732

Note 13 Earnings per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations of net income for the year ended:

2006	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income available to common stockholders	$163,574	54,986	2.98

Effect of dilutive securities:
Restricted stock	—	1,264
8.75% convertible subordinated debentures	43	216
4.25% senior convertible notes	2,170	5,334
Stock options	—	566
Deferred shares	—	176

Diluted EPS:
Income available to common stockholders and assumed conversions	$165,787	62,542	2.65

2005	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income from continuing operations	$147,452	54,342	$2.72
Net income from discontinued operations	546	54,342	0.01
Cumulative effect of change in accounting principle	495	54,342	0.01

Net income available to common stockholders	$148,493	54,342	$2.74

Effect of dilutive securities:
Restricted stock	—	1,318
8.75% convertible subordinated debentures	45	224
4.25% senior convertible notes	3,203	7,916
Stock options	—	726
Deferred shares	—	182

Diluted EPS:
Income from continuing operations	$150,700	64,708	$2.33
Net income from discontinued operations	546	64,708	0.01
Cumulative effect of change in accounting principle	495	64,708	0.01

Income available to common stockholders and assumed conversions	$151,741	64,708	$2.35

2004	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income from continuing operations	$127,177	53,462	$2.38
Net income from discontinued operations	1,462	53,462	0.03

Net income available to common stockholders	$128,639	53,462	$2.41

Effect of dilutive securities:
Restricted stock	—	1,988
8.75% convertible subordinated debentures	60	300
4.25% senior convertible notes	3,203	7,916
Stock options	—	870
Deferred shares	—	220

Diluted EPS:
Income from continuing operations	$130,440	64,756	$2.01
Net income from discontinued operations	1,462	64,756	0.03

Income available to common stockholders and assumed conversions	$131,902	64,756	$2.04

Note 14 Federal Income Tax

(a) A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)	2006	2005	2004

Tax at statutory rate of 35%	$77,178	70,974	60,456
Tax-advantaged interest	(17,911)	(14,334)	(10,178)
Dividends received deduction	(2,019)	(2,152)	(2,150)
Other	(312)	844	(2,573)

Federal income tax expense	$56,936	55,332	45,555

The “other” benefit in 2004 was primarily due to a reduction to the Company’s current federal income taxes payable as a result of a favorable resolution of an IRS appeals issue. The IRS had attempted to disallow, on a consolidated basis, a deduction for interest expense incurred by the Parent while its Insurance Subsidiaries held municipal bonds. A notice that the issue was resolved in the Company’s favor was received on September 30, 2004, at which time the benefit was recognized.
(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in thousands)	2006	2005

Deferred tax assets:
Net loss reserve discounting	$93,466	87,520
Net unearned premiums	50,553	48,014
Employee Benefits	10,695	1,275
Long-term incentive compensation plans	10,575	6,027
Other	5,052	5,313

Total deferred tax assets	170,341	148,149

Deferred tax liabilities:
Deferred policy acquisition costs	76,333	71,688
Unrealized gains on available-for-sale securities	61,572	63,603
Accelerated depreciation	8,434	8,223
Other	8,557	10,298

Total deferred tax liabilities	154,896	153,812

Deferred federal income tax asset (liability)	$15,445	(5,663)

Based on our federal tax loss carryback availability and expected levels of pre-tax financial statement income and federal taxable income, we believe that it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, Selective has no valuation allowance recognized for federal deferred tax assets.
Stockholders’ equity reflects tax benefits related to compensation expense deductions for stock options exercised in the amounts of $13.5 million at December 31, 2006, $9.6 million at December 31, 2005, and $5.9 million at December 31, 2004.

Note 15 Discontinued Operations

In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment. Selective sold its interest in CHN Solutions for proceeds of $16.4 million, which produced an after tax loss of $2.6 million. This loss, which is net of a tax benefit of $1.4 million, is included in discontinued operations on the consolidated statements of income. Also included in discontinued operations on the consolidated statements of income are after tax profits of $3.2 million in 2005 and $1.5 million in 2004 from the operations of CHN Solutions prior to divestiture. Taxes on these operating profits amounted to $1.7 million in 2005 and $0.8 million in 2004.
As part of the divestiture, Selective’s Insurance Subsidiaries entered into an agreement with the buyer, wherein Selective’s Insurance Subsidiaries have agreed to continue to use the managed care services of CHN Solutions in processing claims for its workers compensation and automobile policies issued by the Insurance Subsidiaries in the State of New Jersey. This agreement is effective until December 2010 and can be terminated by either party for the following reasons: (i) breach of contract; (ii) insolvency; or (iii) a change in control. In addition, Selective’s Insurance Subsidiaries can terminate the agreement if the buyer fails to meet the performance standards as outlined in the agreement.
Selective has reclassified prior period amounts on the consolidated statements of income to present the operating results of CHN Solutions as a discontinued operation.
Operating results, as well as the loss on disposition, from discontinued operations are as follows:

(in thousands)	2005	2004

Net revenue	$25,791	17,912
Pre-tax profit	4,893	2,249
After-tax profit	3,180	1,462
Loss on disposition, net of tax	(2,634)	—
Intercompany transactions related to the discontinued operations are as follows:

(in thousands)	2005	2004

Net revenue	$—	10,649
Pre-tax profit	—	725
After-tax profit	—	471
Note 16 Retirement Plans

(a) Retirement Plan for Nonemployee Directors

Selective terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for nonemployee Directors. The estimated accrued costs for this plan were not material. As part of the termination, the present value of each Director’s future benefits, as of that date, was converted into units based on the fair value of Selective Common Stock. The original termination called for the cash value of these units based upon the fair value of Selective Common Stock on retirement date to be distributed to each Director, or at each Director’s election, over a period of fifteen years after such retirement. On May 8, 2002, the stockholders approved the conversion of the units issued under the termination plan into shares of Selective Common Stock. All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director’s election, over a period of no more than five years after such retirement. These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends. The adoption of FAS 123R resulted in a reclassification of $1.3 million to “Additional Paid-in Capital” on the consolidated balance sheet for these deferred shares. At December 31, 2006 and December 31, 2005, Additional Paid-in Capital for these deferred shares was $1.1 million.

(b) Retirement Savings Plan

Selective offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. Participants, other than highly compensated employees as defined by the IRS, can contribute up to 50% of their defined compensation to the Retirement Savings Plan. Highly compensated employees are limited to 8% of their defined compensation. Contributions by participants are matched 65% by the Company up to a maximum of 7% of defined compensation. Effective January 1, 2006, Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of a date of hire after December 31, 2005, are not eligible for the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”). For those employees, following one year of service, the Company matches, dollar for dollar, up to 2% of the employee’s base pay contributions. In addition, the Company makes non-elective contributions to the Retirement Savings Plan equal to 2% of the employee’s base pay effective with the first pay following one year of service.
The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options, as well as Selective’s Common Stock, on a before and/or after-tax basis. Shares of Selective’s Common Stock issued under this plan were 21,472 during 2006, 29,572 during 2005, and 23,460 during 2004. The number of shares of Selective’s Common Stock available to be purchased under the Retirement Savings Plan was 1,546,168 at December 31, 2006.
Two additional defined contribution plans are maintained by SHRS, which does not participate in Selective’s defined contribution plan. The maximum allowable employee contribution to these plans is 75% of defined compensation.
In all plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.
Employer contributions for all the plans amounted to $4.4 million in 2006, $4.0 million in 2005, and $3.4 million in 2004.
(c) Deferred Compensation Plan

Selective offers a nonqualifed deferred compensation plan (“Deferred Compensation Plan”) to a group of management or highly compensated employees (the “Participants”) as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts treated as if invested in specified investment options. A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received from Selective, including up to: (i) 50% annual base salary; (ii) 100% of incentive compensation; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the Deferred Compensation Plan.
In addition to the deferrals elected by the Participants, Selective may choose at any time to make discretionary contributions on a consistent basis to the deferral accounts of all Participants in its sole discretion. No discretionary contributions were made in 2006, 2005, or 2004. Selective may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under Selective’s Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan.
The Company contributed $0.1 million in 2006, $0.4 million in 2005 and $0.3 million in 2004 to the Deferred Compensation Plan.
(d) Retirement Income and Postretirement Plans

Selective’s Retirement Income Plan is a noncontributory defined benefit retirement income plan covering all employees who meet eligibility requirements. Selective’s funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of Directors of Selective Insurance Company of America, the plan sponsor, may approve from time to time. For entrants into the Retirement Income Plan on or after July 1, 2002, the monthly retirement benefits beginning at normal retirement were decreased to 1.2% from 2.0% of the average monthly compensation as defined. Also, for all Retirement Income Plan participants, early retirement eligibility begins at age 55 with 10 years of service or when the sum of a participant’s age plus years of service equals at least 70.
Effective January 1, 2006, the Retirement Income Plan was amended to eliminate eligibility for plan participation by employees hired on or after January 1, 2006. If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective Company contributions under the Retirement Savings Plan as discussed above.

Selective also provides life insurance benefits (postretirement benefits) for retired employees. Substantially all of Selective’s employees may become eligible for these benefits if they reach retirement age while working for Selective and meet a minimum of 10 years of eligibility service. Those individuals who retired prior to January 1, 1991 receive life insurance coverage which decreases over ten years to a current ultimate value of $5,000 per retiree. Those individuals retiring on or after January 1, 1991, through December 31, 2001, receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $100,000. Those individuals retiring on or after January 1, 2002 receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $35,000. The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits.
The incremental effect of applying FAS 158 on individual line items in the Consolidated Balance Sheet is presented in the following table:
Incremental Effect of Applying FASB Statement No. 158
On Individual Line Items in the Consolidated Balance Sheet
December 31, 2006
(in thousands)

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Deferred federal income tax	$8,042	7,403	15,445
Other assets	58,693	(9,242)	49,451
Total assets	4,769,544	(1,839)	4,767,705
Accrued salaries and benefits	91,821	2,739	94,560
Other liabilities	89,787	9,170	98,957
Total liabilities	3,678,569	11,909	3,690,478
Accumulated other comprehensive income	114,349	(13,748)	100,601
Total stockholders’ equity	$1,090,975	(13,748)	1,077,227

The effects of adopting FAS 158 are applied prospectively, while prior year information remains unchanged.

	Retirement Income Plan		Postretirement Plan
(in thousands)	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation, beginning of year	$148,137	130,335	7,554	6,715
Service cost	7,345	6,911	339	384
Interest cost	8,061	7,502	472	392
Actuarial (gains) losses	(10,310)	6,418	488	270
Benefits paid	(3,290)	(3,029)	(243)	(207)

Benefit obligation, end of year	$149,943	148,137	8,610	7,554

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$121,785	110,083	—	—
Actual return on plan assets (net of expenses)	13,194	6,659	—	—
Contributions by the employer to funded plans	4,150	8,000	—	—
Contributions by the employer to unfunded plans	72	72	—	—
Benefits paid	(3,290)	(3,029)	—	—

Fair value of assets, end of year	$135,911	121,785	—	—

Funded status	$(14,032)	(26,352)	(8,610)	(7,554)

Amounts Recognized in the Consolidated Balance Sheet:
Assets	$—	12,132	—	—
Liabilities	(14,032)	(2,008)	(8,610)	(7,791)

Net pension liability, end of year	$(14,032)	10,124	(8,610)	(7,791)

Amounts Recognized in the Accumulated Other Comprehensive Income:
Prior service cost (credit)	$926	—	(267)	—
Net actuarial loss	19,967	—	525	—

Total	$20,893	—	258	—

Other Information as of December 31:
Accumulated benefit obligation	$125,005	122,286	—	—

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31:
Projected benefit obligation	$3,836	3,502	—	—
Accumulated benefit obligation	2,658	2,348	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.90%	5.50	5.90	5.50
Rate of compensation increase	4.00%	4.00	4.00	4.00

	Retirement Income Plan			Postretirement Plan
(in thousands)	2006	2005	2004	2006	2005	2004

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:
Net Periodic Benefit Cost:
Service cost	$7,345	6,911	6,235	339	384	347
Interest cost	8,061	7,502	7,259	472	392	369
Expected return on plan assets	(9,753)	(9,286)	(6,687)	—	—	—
Amortization of unrecognized prior service cost	150	150	212	(32)	(32)	(32)
Amortization of unrecognized net (gain) loss	1,682	1,198	1,164	25	—	—

Net periodic cost	$7,485	6,475	8,183	804	744	684

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Adoption of FAS 158	20,893	—	—	258	—	—

Total recognized in other comprehensive income	20,893	—	—	258	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$28,378	6,475	8,183	1,062	744	684

The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $0.5 million, $0.2 million, and $0, respectively. The estimated net actuarial loss, prior service cost, and transition obligation for the postretirement life insurance plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $0, $(32,000), and $0, respectively.

	Retirement Income Plan			Postretirement Plan
(in thousands)	2006	2005	2004	2006	2005	2004

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.50%	5.75	6.25	5.50	5.75	6.25
Expected return on plan assets	8.00%	8.00	8.25	—	—	—
Rate of compensation increase	4.00%	4.00	5.00	4.00	4.00	5.00

	Retirement	Postretirement
(in thousands)	Income Plan	Plan

Benefits Expected to be Paid in Future
Fiscal Years:
2007	3,766	275
2008	4,149	287
2009	4,611	300
2010	5,078	316
2011	5,600	332
2012-2016	40,054	1,981
The funded status was recognized in the consolidated balance sheet for 2006, while the 2005 consolidated balance sheet reflects the amounts required to be recognized prior to the adoption of FAS 158.
Selective’s measurement date was December 31, 2006 and its expected return on plan assets was 8.0%, which was based primarily on the Retirement Income Plan’s long-term historical returns. Selective’s expected return is supported by its actual 7.8% annualized 10-year return and 9.2% annualized return achieved since plan inception for all plan assets. In addition to the plan’s historical returns, Selective considers long-term historical rates of return on the respective asset classes. Selective presently anticipates contributing $4.2 million to the Retirement Income Plan in 2007 and has kept its expected return on plan assets at 8.0% after examining recent market conditions and trends.
Selective’s 2006 discount rate used to value the liability is 5.9% for both the Retirement Income Plan and postretirement plan. Selective determined the most appropriate discount rate in comparison to our expected pay-out patterns of the plans’ obligations.
Assets of the Retirement Income Plan shall be invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Selective’s return objective is to meet or exceed the returns of the plan’s policy index, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The plan’s allocated target and ranges by investment categories are as follows:

Investment Category	Target	Range
Equity	44%	40-50%
Alternative investments	27%	22-32%
Fixed Income	29%	25-35%
Additionally, the portfolio may not contain more than 5% of the portfolio value invested in any one security or issuer, regardless of the number of differing issues, except for U.S. Treasury and agency obligations, as well as sovereign debt issues rated A through AAA The use of leverage is prohibited and the fund managers are prohibited from investing in certain types of securities.
The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 is as follows:

	2006	2005

Equity securities and funds	49%	45
Fixed income securities and funds	27	25
Alternative investments	21	17
Cash and short-term investments	3	13

Total	100%	100

The Retirement Income Plan had no investments in the Common Stock of the Company at December 31, 2006 and 2005.
Note 17 Incentive Compensation Plans

Selective has incentive compensation plans in which employees are eligible to participate based on corporate and individual performance goals. The total compensation costs charged to expense in connection with the plans were $26.5 million in 2006, $21.8 million in 2005, and $16.7 million in 2004.
Note 18 Share-Based Payments

The following is a brief description of each of Selective’s share-based compensation plans:
     2005 Omnibus Stock Plan
The Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (“Stock Plan”) was adopted and approved by the Board of Directors effective as of April 1, 2005, and approved by stockholders’ on April 27, 2005. With the Stock Plan’s approval, no further grants are available under the: (i) Selective Insurance Stock Option Plan III, as amended (“Stock Option Plan III”); (ii) Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended (“Stock Option Plan for Directors”); or (iii) Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (“Stock Compensation Plan for Nonemployee Directors”), but awards outstanding under these plans and the Selective Insurance Group, Inc. Stock Option Plan II, as amended (“Stock Option Plan II”), under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.
Under the Stock Plan, the Board of Directors’ Salary and Employee Benefits Committee (“SEBC”) may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan. Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Stock Plan. During 2006, Selective issued, net of forfeitures, 309,218 restricted shares and granted options to purchase 88,940 shares. As of December 31, 2006, 3,179,474 shares of Selective’s Common Stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.
     Cash Incentive Plan
The Selective Insurance Group, Inc. Cash Incentive Plan (“Cash Incentive Plan”) was adopted and approved by the Board of Directors effective March 1, 2006 and approved by stockholders on April 27, 2005. Under the Cash Incentive Plan, the Board of Directors’ SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Common Stock of Selective over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect Selective’s performance on specified indicators as compared to targeted peer companies. Each award granted under the Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Cash Incentive Plan. During 2006, Selective issued 79,384 cash units, net of forfeitures of 728.

     Stock Option Plan II
As of December 31, 2006, 625,808 shares of Selective’s Common Stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without stock appreciation rights (“SARs”), and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. Selective experienced restricted forfeitures under Stock Option Plan II of 984 shares during 2006, 13,600 shares during 2005, and 29,076 shares during 2004.
During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares were reinvested in Selective’s Common Stock at fair value. Selective issued, net of forfeitures, 346 restricted shares from the DRP reserves during 2006, 5,892 restricted shares during 2005, and 13,828 restricted shares during 2004.
     Stock Option Plan III
As of December 31, 2006, there were 473,730 shares of Selective’s Common Stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. Under Stock Option Plan III, Selective granted options to purchase 211,326 shares without SARs during 2005, and options to purchase 209,200 shares without SARs during 2004.
Selective also granted 626,216 restricted shares during 2005, and 657,368 restricted shares during 2004, and experienced forfeitures of 61,446 shares during 2006, 48,030 shares during 2005, and 54,868 shares during 2004. During the vesting period, dividends earned on restricted shares are reinvested in Selective’s Common Stock at fair value. Selective issued, net of forfeitures, 24,446 restricted shares from the DRP reserves during 2006, 27,042 restricted shares during 2005, and 20,010 restricted shares during 2004.
     Stock Option Plan for Directors
As of December 31, 2006, 468,000 shares of Selective’s Common Stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of Common Stock at not less than fair value on the date of grant, which was on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant. Under the Stock Option Plan for Directors, Selective granted 66,000 options during 2005, and 60,000 options during 2004.
     Stock Compensation Plan for Nonemployee Directors
As of December 31, 2006, there were 95,250 shares of the Common Stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Nonemployee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Nonemployee Directors, Directors could elect to receive a portion of their annual compensation in shares of Selective’s Common Stock. Selective issued 21,838 shares during 2005, and 27,548 shares during 2004 under this plan.
     Employee Stock Purchase Savings Plan
Under Selective’s Employee Stock Purchase Savings Plan (“ESPP”), there were 359,496 shares of Common Stock available for purchase as of December 31, 2006. The ESPP is available to all employees who meet the plan’s eligibility requirements. The ESPP provides for the issuance of options to purchase shares of Common Stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the ESPP, Selective issued 88,310 shares to employees during 2006, 88,758 shares during 2005, and 99,560 shares during 2004.

     Agent Stock Purchase Plan
On April 26, 2006, Selective’s stockholders approved the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (“Agent Plan”). This plan replaced the previous agent purchase plan under which no further purchases could be made as of July 1, 2006. Under the Agent Plan, there were 2,936,110 shares of Common Stock available for purchase as of December 31, 2006. The Agent Plan provides for quarterly offerings in which independent insurance agencies and certain eligible persons associated with the agencies with contracts with the Insurance Subsidiaries can purchase Selective’s Common Stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Collectively, under the current and prior plans, Selective issued shares to agents in the amount of 153,478 in 2006, 158,856 in 2005, and 173,772 in 2004 and charged to expense $0.4 million in 2006, $0.4 million in 2005, and $0.3 million in 2004.
A summary of the stock option transactions under Selective’s share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of shares	Price	Life in Years	($ in thousands)

Outstanding at December 31, 2005	1,579,046	$13.48
Granted 2006	89,230	28.46
Exercised 2006	408,640	12.23
Forfeited or expired 2006	9,600	9.76

Outstanding at December 31, 2006	1,250,036	$14.99	5.2	$17,075

Exercisable at December 31, 2006	1,164,576	$14.00	5.0	$17,058

The total intrinsic value of options exercised was $6.1 million at December 31, 2006, $7.4 million at December 31, 2005, and $6.8 million at December 31, 2004.
A summary of the restricted stock transactions under Selective’s share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Unvested restricted stock awards at January 1, 2006	2,044,676	$16.46
Granted 2006	318,458	28.46
Vested 2006	426,986	11.75
Forfeited 2006	71,670	18.99

Unvested restricted stock awards at December 31, 2006	1,864,478	$19.49

As of December 31, 2006, total unrecognized compensation cost related to nonvested restricted stock awards granted under Selective’s stock plans was $12.0 million. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock vested was $11.7 million for 2006, $10.9 million for 2005, and $5.1 million for 2004. In connection with the restricted stock vestings, the total fair value of the DRP shares that also vested was $0.9 million during 2006, $1.0 million during 2005, and $0.6 million during 2004.

At December 31, 2006, the liability recorded in connection with Selective’s Cash Incentive Plan was $5.8 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant. A Monte Carlo simulation is performed to determine the fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect Selective’s performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.8 years. During 2006, no cash incentive unit payments were made.
In determining expense to be recorded for stock options granted under Selective’s share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model (“Black Scholes”). The following are the significant assumptions used in applying Black Scholes: (i) risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) expected term, which is based on historical experience of similar awards; (iii) dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) expected volatility, which is based on the volatility of Selective’s stock price over a historical period comparable to the expected term. In applying Black Scholes, Selective uses the weighted average assumptions illustrated in the following table:

	Employee Stock Purchase Plan			All Other Option Plans
	2006	2005	2004	2006	2005	2004

Risk-free interest rate	4.78%	2.94%	1.31%	4.55%	3.99%	3.60%
Expected term	6 months	6 months	6 months	6 years	7 years	7 years
Dividend yield	1.6%	1.6%	2.0%	1.5%	1.7%	1.9%
Expected volatility	19%	27%	26%	25%	26%	26%
The expense recorded for restricted stock awards and stock compensation for non-employee directors is determined using the number of awards granted and the grant date fair value.
The weighted-average fair value of options and stock granted per share for Selective’s stock plans, during 2006, 2005, and 2004 is as follows:

	2006	2005	2004

Stock options	$8.01	6.57	4.83
Restricted stock	28.46	22.57	17.42
Directors’ stock compensation plan	26.87	23.54	18.05
Employee stock purchase plan (ESPP):
Six month option	1.58	1.59	1.14
15% of grant date market value	4.19	3.50	2.69

Total ESPP	$5.77	5.09	3.83
Agent stock purchase plan:
Discount of grant date market value	2.71	2.45	1.90

Share-based compensation expense charged against net income before tax was $20.1 million at December 31, 2006 with a corresponding income tax benefit of $6.7 million. Share-based compensation expense that was charged against net income before cumulative effect of change in accounting principle before tax was $11.0 million at December 31, 2005 with a corresponding income tax benefit of $3.3 million. As part of the 2005 divestiture of CHN Solutions, unvested restricted stock awards were modified, resulting in a cash payment of $1.0 million in lieu of issuing shares. In addition, accelerated share based compensation of $0.4 million as of December 31, 2005 after tax, is included in “Loss on Disposal of Discontinued Operations, net of tax” on the consolidated statements of income. See Note 15, “Discontinued Operations,” for additional information regarding the divestiture. Share-based compensation expense that was charged against income before tax was $8.1 million for the year ended December 31, 2004 with a corresponding income tax benefit of $2.8 million.
Note 19 Related Party Transactions

In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by Selective. These officers gave Selective promissory notes totaling $1.8 million. The notes bear interest at 2.5% and are secured by the purchased shares of Selective’s Common Stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding was $0.2 million at December 31, 2006 and $0.3 million at December 31, 2005. These outstanding balances are reflected in “other assets” on the Consolidated Balance Sheets.
William M. Rue, a Director of Selective Insurance Group, Inc., is President of, and owns more than 10% of the equity of, Chas. E. Rue & Sons, Inc. t/a Rue Insurance, a general independent insurance agency (“Rue Insurance”). Rue Insurance is an appointed independent agent of Selective’s Insurance Subsidiaries and SHRS, on terms and conditions similar to those of other Selective agents. Rue Insurance also places insurance for Selective’s business operations. Selective’s relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:
•	Rue Insurance placed insurance policies with Selective’s Insurance Subsidiaries. Direct premiums written associated with these policies was $9.5 million in 2006, $10.2 million in 2005, and $9.9 million in 2004. In return, Selective’s Insurance Subsidiaries paid commissions to Rue Insurance of $1.9 million in 2006, $1.9 million in 2005, and $1.8 million in 2004.

•	Rue Insurance placed human resource outsourcing contracts with SHRS resulting in revenues to SHRS of $62,000 in 2006, $64,000 in 2005, and $57,000 in 2004. In return, SHRS paid commissions to Rue Insurance of $14,000 in 2006, $15,000 in 2005, and $13,000 in 2004.

•	Rue Insurance placed insurance coverage for Selective with non-Selective insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers. Selective paid premiums for such insurance coverage of $0.5 million in 2006, $0.6 million in 2005, and $1.4 million in 2004.

•	Selective paid reinsurance commissions of $0.2 million in 2006, 2005, and 2004 to PL, LLC. PL, LLC is an insurance fund administrator of which Rue Insurance owns 20% and which places reinsurance through a Selective Insurance Subsidiary.
Note 20 Commitments and Contingencies

(a) Selective purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2006, Selective had purchased such annuities in the amount of $10.3 million for settlement of claims on a structured basis for which Selective is contingently liable. To Selective’s knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.
(b) Selective has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $9.6 million in 2006, $10.0 million in 2005, and $9.7 million in 2004.
In addition, certain leases for rented premises and equipment are noncancelable, and liability for payment will continue even though the space or equipment may no longer be in use.
At December 31, 2006, the total future minimum rental commitments under noncancelable leases was $24.8 million and such yearly amounts are as follows:

($ in millions)

2007	$8.9
2008	6.6
2009	4.4
2010	2.8
2011	1.5
After 2011	0.6

Total minimum payment required	$24.8

(c) At December 31, 2006, Selective has contractual obligations that expire at various dates through 2021 to invest up to an additional $110.5 million in limited partnerships. There is no certainty that any such additional investment will be required.
Note 21 Litigation

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
Note 22 Statutory Financial Information

The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital. As of December 31, 2005 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2006, in its entirety, as a component of prescribed or permitted practices.
Selective’s combined statutory capital and surplus of the Insurance Subsidiaries was $1,030.1 million (unaudited) in 2006 and $930.6 million in 2005. Selective’s combined statutory net income of the Insurance Subsidiaries was $164.2 million (unaudited) in 2006, $140.2 million in 2005, and $135.0 million in 2004.
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. These risk-based capital (“RBC”) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Based upon the Insurance Subsidiaries 2006 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 5.4:1, as defined by the NAIC.

Quarterly Financial
Information1

(unaudited, in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2006	2005	2006	2005	2006	2005	2006	2005

Net premiums written	$431,989	396,778	395,621	369,621	401,426	383,402	306,925	309,673
Net premiums earned	370,157	342,740	374,755	350,452	377,572	361,062	377,180	363,759
Net investment income earned	36,002	32,362	37,390	32,747	38,891	32,755	44,519	38,086
Net realized gains	7,367	4,598	14,487	559	3,948	4,379	9,677	4,928
Diversified Insurance Services revenue from continuing operations[2]	27,278	23,485	27,550	24,481	29,284	26,903	26,415	23,842
Diversified Insurance Services net income from continuing operations[2]	2,359	1,467	2,754	2,461	3,943	3,390	2,791	2,526
Net income from continuing operations[2]	39,978	35,008	41,996	30,967	38,056	38,560	43,543	42,917
Total discontinued operations, net of tax[2]	—	598	—	1,111	—	717	—	(1,879)
Cumulative effect of change in accounting principle, net of tax[3]	—	495	—	—	—	—	—	—
Net income	39,978	36,101	41,996	32,078	38,056	39,277	43,543	41,038
Other comprehensive income (loss)	(12,571)	(31,084)	(30,119)	23,364	34,921	(15,519)	(9,751)	(13,176)

Comprehensive income	27,407	5,017	11,877	55,442	72,977	23,758	33,792	27,862
Net income per share: [6]
Basic	0.75	0.67	0.77	0.59	0.69	0.73	0.79	0.76
Diluted	0.64	0.58	0.68	0.51	0.63	0.63	0.72	0.65
Dividends to stockholders [4,6]	0.11	0.10	0.11	0.10	0.11	0.10	0.11	0.11
Price range of common stock: [5,6]
High	29.18	24.50	28.23	25.24	28.02	25.47	29.10	29.64
Low	26.10	20.88	25.38	20.95	24.89	23.02	25.95	23.53
The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1.	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

2.	See Note 15 to the consolidated financial statements for a discussion of discontinued operations.

3.	See Note 2(g) to the consolidated financial statements for a discussion of the cumulative effect of change in accounting principle.

4.	See Note 9(b) and Note 10 to the consolidated financial statements for a discussion of dividend restrictions.

5.	These ranges of high and low prices of Selective’s Common Stock, as reported by The NASDAQ Global Select Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for Common Stock for the period beginning January 3, 2007 and ending February 23, 2007 was $29.07 to $24.52.

6.	All per share amounts have been restated to give retroactive effect to the two-for-one stock split distributed on February 20, 2007 to shareholders of record as of February 13, 2007. See Note 10 to the consolidated financial statements for a discussion of the stock split.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Selective’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Selective’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Selective’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Selective’s disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that Selective is required to disclosed in the reports that it files or submits under the Exchange Act; and (ii) effective in ensuring that information that Selective is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to Selective’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Selective’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Selective’s management assessed the effectiveness of Selective’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, Selective’s management believes that, as of December 31, 2006, Selective’s internal control over financial reporting is effective.
Selective’s independent auditors have issued an audit report on management’s assessment of the Selective’s internal control over financial reporting. This report appears below.
No changes in Selective’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, Selective’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Selective Insurance Group, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Selective Insurance Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Selective Insurance Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting principle regarding the definition of cash equivalents in 2006 and a change in the method of accounting for share-based payments in 2005.
/s/ KPMG LLP
New York, New York
February 28, 2007

Item 9B. Other Information
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that Selective did not report.
PART III
Because Selective will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2006, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.
Item 10. Directors and Executive Officers of the Registrant.
Information regarding Selective’s executive officers appears in Item 1. “Business” of this Form 10-K under “Management.” Information about Selective’s directors and all other matters required to be disclosed in Item 10. “Directors and Executive Officers of the Registrant” appears under “Election of Directors” in the Proxy Statement. That portion of the Proxy Statement is hereby incorporated by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 11. Executive Compensation.
Information about compensation of Selective’s named executive officers appears under “Executive Compensation” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference. Information about compensation of Selective’s directors appears under “Director Compensation” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Executive Officers” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions.
Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 14. Principal Accountant’s Fees and Services
Information about the fees and services of Selective’s principal accountants appears under “Audit Committee Report” and “Fees of Independent Auditors” in the “Ratification of Appointment of Independent Public Accountants” section of the Proxy Statement and is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
          (1) Financial Statements:
The consolidated financial statements of the Company listed below are included in Item 8. “Financial Statements and Supplementary Data.”
          (2) Financial Statement Schedules:
The financial statement schedules, with Independent Auditors’ Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.
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
SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy Gregory E. Murphy	March 1, 2007
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher Dale A. Thatcher	March 1, 2007
Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	March 1, 2007
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	March 1, 2007
Paul D. Bauer
Director

*	March 1, 2007
W. Marston Becker
Director

*	March 1, 2007
A. David Brown
Director

*	March 1, 2007
John C. Burville
Director

*	March 1, 2007
William M. Kearns, Jr.
Director

*	March 1, 2007
Joan M. Lamm-Tennant
Director

*	March 1, 2007
S. Griffin McClellan III
Director

*	March 1, 2007
Ronald L. O’Kelley
Director

*	March 1, 2007
John F. Rockart
Director

*	March 1, 2007
William M. Rue
Director

*	March 1, 2007
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	March 1, 2007
Michael H. Lanza
Attorney-in-fact

SCHEDULE I
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2006

Type of investment	Amortized Cost	Fair	Carrying
(in thousands)	or Cost	Value	Amount

Fixed maturity securities:
Held-to-maturity:
Obligations of states and political subdivisions	$9,792	10,042	9,792
Mortgage-backed securities	30	31	30

Total fixed maturity securities, held-to-maturity	9,822	10,073	9,822

Available-for-sale:
U.S. government and government agencies	195,725	199,310	199,310
Obligations of states and political subdivisions	1,736,865	1,743,649	1,743,649
Corporate securities	295,964	301,581	301,581
Asset-backed securities	50,319	50,421	50,421
Mortgage-backed securities	638,011	642,139	642,139

Total fixed maturity securities, available-for-sale	2,916,884	2,937,100	2,937,100

Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	29,530	54,243	54,243
Industrial, miscellaneous and all other	128,334	253,133	253,133

Total equity securities, available-for-sale	157,864	307,376	307,376

Short-term investments	197,019	197,019	197,019
Other investments	138,506	144,785	144,785

Total investments	$3,420,095	3,596,353	3,596,102

SCHEDULE II
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
(in thousands, except share amounts)	2006	2005

Assets
Fixed maturity securities, available-for-sale — at fair value [1] (cost: $47,612 — 2006; $61,910 — 2005)	$47,470	61,629
Short-term investments	115,332	85,095
Cash	71	—
Investment in subsidiaries	1,253,392	1,160,848
Current federal income tax	14,842	11,580
Deferred federal income tax	9,220	3,543
Other assets	9,267	2,282

Total assets	$1,449,594	1,324,977

Liabilities and Stockholders’ Equity
Liabilities:
Senior convertible notes	$57,413	115,937
Notes payable	304,424	222,697
Other liabilities	10,530	5,219

Total liabilities	372,367	343,853

Stockholders’ equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000 Issued: 91,562,266 — 2006; 86,542,546 — 2005	183,124	173,085
Additional paid-in capital	153,246	71,638
Retained earnings	986,017	847,687
Accumulated other comprehensive income	100,601	118,121
Treasury stock — at cost (shares: 34,289,974 — 2006; 29,954,352 — 2005)	(345,761)	(229,407)

Total stockholders’ equity	1,077,227	981,124

Total liabilities and stockholders’ equity	$1,449,594	1,324,977

[1]	As part of it’s notes payable issuance in 2005, Selective Insurance Group, Inc.’s established an irrevocable trust for the benefit of senior note holders with a market value of approximately $31.3 as of December 31, 2006 to provide for certain payment obligations in respect to its outstanding debt. Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc., and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE II (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
(in thousands)	2006	2005	2004

Revenues:
Dividends from subsidiaries	$111,829	40,950	28,773
Net investment income earned	4,652	2,299	1,606
Realized gains (losses)	(164)	130	46
Other income	6	106	108

Total revenues	116,323	43,485	30,533

Expenses:
Interest expense	21,411	17,582	15,466
Other expenses	26,152	14,509	9,971

Total expenses	47,563	32,091	25,437

Income from continuing operations before federal income tax and equity in undistributed income of subsidiaries	68,760	11,394	5,096

Federal income tax (benefit) expense:
Current	(11,433)	(8,877)	(11,092)
Deferred	(3,833)	(881)	1,115

Total federal income tax benefit	(15,266)	(9,758)	(9,977)

Net income from continuing operations before equity in undistributed income of subsidiaries, net of tax	84,026	21,152	15,073

Equity in undistributed income of subsidiaries, net of tax	79,548	126,300	112,104

Dividends from discontinued operations, net of tax	—	3,180	1,462
Loss on disposal of discontinued operations, net of tax	—	(2,634)	—

Total discontinued operations, net of tax	—	546	1,462

Net income before cumulative effective of change in accounting principle	163,574	147,998	128,639

Cumulative effect of change in accounting principle, net of tax	—	495	—

Net income	$163,574	148,493	128,639

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE II (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004

Operating Activities:
Net income	$163,574	148,493	128,639

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(79,548)	(127,405)	(105,214)
Stock compensation	14,524	11,361	7,791
Loss on disposition of discontinued operations	—	2,634	—
Deferred income tax	(3,833)	(881)	1,115
Debt conversion inducement	2,117	—	—
Net realized (gain)/loss on investments	164	(130)	(46)
Amortization — other	(554)	(211)	910
Cumulative effect of change in accounting principle, net of tax	—	(495)	—

Changes in assets and liabilities:
Increase in accrued salaries and benefits	5,818	—	—
Increase in net federal income tax recoverable	(3,262)	(1,290)	(2,159)
Other, net	(4,481)	3,126	(17,392)

Net adjustments	(69,055)	(113,291)	(114,995)

Net cash provided by operating activities	94,519	35,202	13,644

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(15,000)	(53,692)	(17,998)
Sale of fixed maturity securities, available-for-sale	23,167	19,344	11,725
Redemption and maturities of fixed maturity securities, available-for-sale	6,009	8,716	24,171
Purchase of subsidiaries	—	—	(5,297)
Sale of subsidiary	—	14,785	—
Purchase of short-term investments	(386,912)	(273,491)	(240,658)
Sale of short-term investments	356,771	209,365	226,475
Capital contribution to subsidiaries	(32,100)	(12,530)	(24,328)
Dividend in excess of subsidiary’s income	1,493	4,016	—

Net cash used in investing activities	(46,572)	(83,487)	(25,910)

Financing Activities:
Dividends to stockholders	(22,831)	(19,908)	(17,331)
Acquisition of treasury stock	(116,354)	(22,885)	(8,730)
Proceeds from issuance of notes payable, net of issuance costs	96,263	99,310	49,880
Principal payment on note payable	(18,300)	(24,000)	(24,000)
Net proceeds from stock purchase and compensation plans	11,560	11,919	12,380
Excess tax benefits from share-based payment arrangements	3,903	3,783	—
Debt conversion inducement	(2,117)	—	—
Proceeds received on notes receivable from stock sale	—	66	55

Net cash (used in) provided by financing activities	(47,876)	48,285	12,254

Net increase (decrease) in cash	71	—	(12)
Cash, beginning of year	—	—	12

Cash, end of year	$71	—	—

Information should be read in conjunction with the Notes to consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE III
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2006

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses	premiums	earned	Incurred	costs[2]	expenses[1,2]	written

Commercial	$178,001	1,868,054	613,742	1,285,876	811,326	384,341	26,727	1,318,873
Personal	40,102	220,978	107,863	213,788	148,657	58,959	11,676	217,088
Reinsurance recoverable on unpaid losses and loss expenses	—	199,738	—	—	—	—	—	—
Prepaid reinsurance premiums	—	—	69,935	—	—	—	—	—
Interest and general corporate expenses	—	—	—	—	—	—	47,557	—

Total	$218,103	2,288,770	791,540	1,499,664	959,983	443,300	85,960	1,535,961

NOTE:	A meaningful allocation of net investment income of $156,802 and net realized gain on investments of $35,479 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1	Other operating expenses include $2,564 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

2	The total, $529,260, of amortization of deferred policy acquisition costs, $443,300, and other operating expenses, $85,960, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$478,339
Dividends to policyholders	5,927
Interest expense	21,411
Other expenses	28,979
Other income	(5,396)

Total	$529,260

SCHEDULE III (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2005

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses	premiums	earned	Incurred	costs[2]	expenses[1,2]	written

Commercial	$166,501	1,632,760	580,744	1,208,666	748,548	351,738	32,709	1,258,632
Personal	38,331	233,041	104,564	209,347	157,182	48,875	9,233	200,842
Reinsurance recoverable on unpaid losses and loss expenses	—	218,248	—	—	—	—	—	—
Prepaid reinsurance premiums	—	—	67,157	—	—	—	—	—
Interest and general corporate expenses	—	—	—	—	—	—	32,151	—

Total	$204,832	2,084,049	752,465	1,418,013	905,730	400,613	74,093	1,459,474

NOTE:	A meaningful allocation of net investment income of $135,950 and net realized gain on investments of $14,464 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1	Other operating expenses include $1,021 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. “Financial Statements and Supplementary Data” of the Company’s 2005 Annual Report on Form 10-K.

2	The total, $474,706, of amortization of deferred policy acquisition costs, $400,613, and other operating expenses, $74,093, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$437,894
Dividends to policyholders	5,688
Interest expense	17,582
Other expenses	17,416
Other income	(3,874)

Total	$474,706

SCHEDULE III (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2004

						Amortization
	Deferred	Reserve			Losses	of deferred
	policy	for losses		Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses	premiums	earned	incurred	costs[2]	expenses[1,2]	written

Commercial	$150,766	1,390,860	530,778	1,092,491	699,277	321,607	28,771	1,141,702
Personal	36,151	225,585	113,069	225,899	167,097	50,623	10,247	223,446
Reinsurance recoverable on unpaid losses and loss expenses	—	218,772	—	—	—	—	—	—
Prepaid reinsurance Premiums	—	—	58,264	—	—	—	—	—
Interest and general corporate expenses	—	—	—	—	—	—	25,084	—

Total	$186,917	1,835,217	702,111	1,318,390	866,374	372,230	64,102	1,365,148

NOTE:	A meaningful allocation of net investment income of $120,540 and net realized gain on investments of $24,587 is considered impracticable because the Company does not maintain distinct investment portfolios for each segment.

1	Other operating expenses include $1,816 of underwriting income that is included in other income or other expense on the consolidated income statement in Item 8. “Financial Statements and Supplementary Data” of the Company’s 2004 Annual Report on Form 10-K.

2	The total, $436,332, of amortization of deferred policy acquisition costs, $372,230, and other operating expenses, $64,102, is reconciled to the consolidated statements of income, as follows:

Policy acquisition costs	$408,790
Dividends to policyholders	4,275
Interest expense	15,466
Other expenses	11,424
Other income	(3,623)

Total	$436,332

SCHEDULE IV
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2006, 2005 and 2004

					% of
		Assumed	Ceded		Amount
	Direct	from Other	to Other		Assumed
(in thousands)	Amount	Companies	Companies	Net Amount	to Net

2006
Premiums earned:
Accident and health insurance	$509	—	476	33	—
Property and liability insurance	1,618,500	36,009	154,878	1,499,631	2%

Total premiums earned	$1,619,009	36,009	155,354	1,499,664	2%

2005
Premiums earned:
Accident and health insurance	$120	—	—	120	—
Property and liability insurance	1,523,085	43,464	148,656	1,417,893	3%

Total premiums earned	$1,523,205	43,464	148,656	1,418,013	3%

2004
Premiums earned:
Accident and health insurance	$125	—	—	125	—
Property and liability insurance	1,419,246	37,328	138,309	1,318,265	3%

Total premiums earned	$1,419,371	37,328	138,309	1,318,390	3%

SCHEDULE V
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004

Balance, January 1	$8,085	8,242	6,531
Additions	2,955	6,120	3,542
Deletions [1]	(4,384)	(6,277)	(1,831)

Balance, December 31	$6,656	8,085	8,242

[1]	The 2005 deletion amount includes $493 related to the December 2005 divestiture of Selective’s 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC). For additional information regarding this divestiture, see Item 8. “Financial Statements and Supplementary Data,” Note 15 to the consolidated financial statements in the Company’s Form 10-K

SCHEDULE VI
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION
Years ended December 31, 2006, 2005 and 2004

	Losses and loss
	expenses
	incurred related to
	(1)	(2)	Paid losses
Affiliation with Registrant	Current	Prior	and loss
(in thousands)	year	years	expenses
Consolidated Property & Casualty Subsidiaries:
Year ended December 31, 2006	$967,272	(7,289)	736,752

Year ended December 31, 2005	$900,658	5,072	656,374

Year ended December 31, 2004	$861,474	4,900	653,131

NOTE:	The other information required in this schedule (e.g., deferred policy acquisition costs, reserves for losses and loss expenses, unearned premiums, net premiums earned, net investment income, amortization of deferred policy acquisition costs, and net premiums written) is contained in Schedule III to this report on Form 10-K. In addition, the Company does not discount loss reserves.

EXHIBIT INDEX

Exhibit
Number
*3.1	Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended.

3.2	By-Laws of Selective Insurance Group, Inc., effective October 24, 2006 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 24, 2006, File No. 001-33067).

4.1	Indenture dated December 29, 1982, between Selective Insurance Group, Inc. and Midatlantic National Bank, as Trustee, relating to the Company’s 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated by reference herein to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 2-80881).

4.2	Indenture dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company’s 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 No. 333-101489).

4.3	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.4	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.5	Amended and Restated Rights Agreement, dated as of February 2, 1999, between Selective Insurance Group, Inc. and Wells Fargo, National Association, as Successor to First Chicago Trust Company of New York, as Rights Agent (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 4, 1999, File No. 0-8641).

4.5a	Certificate of Adjustment, dated February 20, 2007, to the Amended and Restated Rights Agreement (incorporated by reference herein to Exhibit 4.2 to the Company’s Form 8-A filed February 20, 2007, File No. 001-33067).

4.6	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.7	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.8	Form of Junior Subordinated Debt Indenture between Selective Insurance Group, Inc. and U.S. Bank National Association (incorporated by reference herein to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 No. 333-137395).

4.9	First Supplemental Indenture, dated as of September 25, 2006, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 7.5% Junior Subordinated Notes due 2066 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 27, 2006, File No. 0-8641).

Exhibit
Number
10.1	Selective Insurance Supplemental Pension Plan, effective as of January 1, 1989 (incorporated by reference herein to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, No. 333-129927).

10.2	Selective Insurance Company of America Deferred Compensation Plan, effective July 1, 2002 (incorporated by reference herein to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, No. 333-97799).

10.3	Selective Insurance Stock Option Plan II, as amended (incorporated by reference herein to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.3a	Amendment to the Selective Insurance Stock Option Plan II, as amended, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.4	Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 1, 2002).

10.4a	Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.5	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.5a	Amendment to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-8641).

10.5b	Amendment No. 2 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.5c	Amendment No. 3 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

*10.5d	Amendment No. 4 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment.

10.6	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.7	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.8	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.9	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

Exhibit
Number
10.10	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.11	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.12	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.13	Selective Insurance Group, Inc. Employee Stock Purchase Savings Plan (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.13a	Amendment to the 1987 Employee Stock Purchase Savings Plan, effective May 2, 1997, (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.14	Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.14a	Amendment No. 1 to the Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.14b	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.14c	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.15	Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies, effective July 1, 2006 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 28, 2006).

*10.15a	Amendment No. 1 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies.

10.16	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.16a	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

Exhibit
Number
10.17	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.18	Employment, Termination and Severance Agreements.

10.18a	Employment Agreement between Selective Insurance Group, Inc. and Gregory E. Murphy, dated as of April 26, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2006, File No. 0-8641).

10.18b	Employment Agreement between Selective Insurance Group, Inc. and Jamie Ochiltree, III, dated as of August, 1, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18c	Employment Agreement between Selective Insurance Group, Inc. and Dale A. Thatcher, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18d	Employment Agreement between Selective Insurance Group, Inc. and Richard F. Connell, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18e	Termination Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of July 27, 2004 (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-8641).

10.18f	Employment Agreement among Selective Insurance Company of America, Selective Insurance Group, Inc. and Victor N. Daley, dated as of September 26, 2005 (incorporated by reference to Exhibit 10.18m of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.18g	Employment Agreement between Selective Insurance Group, Inc. and Kerry A. Guthrie, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18h	Employment Agreement between Selective Insurance Group, Inc. and Ronald J. Zaleski, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.19	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wachovia Bank, National Association, as Administrative Agent, dated as of August 11, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2006, File No. 0-8641).

*18	Letter regarding change in accounting principle.

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

Exhibit
Number
*24.2	Power of Attorney of W. Marston Becker.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of William M. Kearns, Jr.

*24.6	Power of Attorney of Joan M. Lamm-Tennant.

*24.7	Power of Attorney of S. Griffin McClellan III.

*24.8	Power of Attorney of Ronald L. O’Kelley.

*24.9	Power of Attorney of John F. Rockart.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

*	Filed herewith.