Form 10-Q
period 2007-03-31
SELECTIVE INSURANCE GROUP INC
filed 2007-05-02
CIK 230557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Yes ☐      No ☑
As of March 31, 2007, there were 54,857,753 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS SELECTIVE INSURANCE GROUP, INC. (in thousands, except share amounts)	Unaudited March 31, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturity securities, held-to-maturity - at amortized cost (fair value of: $9,871 - 2007; $10,073 - 2006)	$9,653	9,822
Fixed maturity securities, available-for-sale - at fair value (amortized cost of: $2,927,958 - 2007; $2,916,884 - 2006)	2,949,798	2,937,100
Equity securities, available-for-sale - at fair value (cost of: $168,993 - 2007; $157,864 - 2006)	310,534	307,376
Short-term investments - (at cost which approximates fair value)	156,899	197,019
Other investments	165,131	144,785

Total investments	3,592,015	3,596,102
Cash and cash equivalents	3,877	6,443
Interest and dividends due or accrued	34,036	34,846
Premiums receivable, net of allowance for uncollectible accounts of: $3,930 - 2007; $3,229 - 2006	495,615	458,452
Other trade receivables, net of allowance for uncollectible accounts of: $174 - 2007; $255 - 2006	19,755	21,388
Reinsurance recoverable on paid losses and loss expenses	3,710	4,693
Reinsurance recoverable on unpaid losses and loss expenses	200,450	199,738
Prepaid reinsurance premiums (Note 5)	70,592	69,935
Current federal income tax	—	468
Deferred federal income tax	20,798	15,445
Property and equipment - at cost, net of accumulated depreciation and amortization of: $107,133- 2007; $103,660 - 2006	57,663	59,004
Deferred policy acquisition costs	226,759	218,103
Goodwill	33,637	33,637
Other assets	43,558	49,451

Total assets	$4,802,465	4,767,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,013,230	1,959,485
Reserve for loss expenses	339,270	329,285
Unearned premiums	829,369	791,540
Senior convertible notes	57,413	57,413
Notes payable	304,431	304,424
Current federal income tax	12,738	—
Commissions payable	30,411	54,814
Accrued salaries and benefits	74,917	94,560
Other liabilities	101,822	98,957

Total liabilities	3,763,601	3,690,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 92,275,103 - 2007; 91,562,266 - 2006	184,550	183,124
Additional paid-in capital	164,541	153,246
Retained earnings	1,016,427	986,017
Accumulated other comprehensive income	97,462	100,601
Treasury stock - at cost (shares: 37,417,350 - 2007; 34,289,974 - 2006)	(424,116)	(345,761)

Total stockholders’ equity (Note 9)	1,038,864	1,077,227

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$4,802,465	4,767,705

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarters ended March 31,
(in thousands, except per share amounts)	2007	2006
Revenues:
Net premiums written	$417,185	431,989
Net increase in unearned premiums and prepaid reinsurance premiums	(37,172)	(61,832)

Net premiums earned	380,013	370,157
Net investment income earned	39,863	36,002
Net realized gains	11,243	7,367
Diversified Insurance Services revenue	29,178	27,278
Other income	1,812	1,862

Total revenues	462,109	442,666

Expenses:
Losses incurred	203,310	191,363
Loss expenses incurred	42,983	42,337
Policy acquisition costs	122,918	115,478
Dividends to policyholders	1,487	1,208
Interest expense	6,331	5,518
Diversified Insurance Services expenses	24,811	23,746
Other expenses	11,070	8,744

Total expenses	412,910	388,394

Income before federal income tax	49,199	54,272

Federal income tax expense (benefit):
Current	15,611	16,698
Deferred	(3,664)	(2,404)

Total federal income tax expense	11,947	14,294

Net income	37,252	39,978

Earnings per share:
Basic net income	$0.68	0.75

Diluted net income	$0.62	0.64

Dividends to stockholders	$0.12	0.11
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarters ended March 31,
($ in thousands, except per share amounts)	2007		2006
Common stock:
Beginning of year	$183,124		173,085
Dividend reinvestment plan (shares: 18,764 – 2007; 15,964 – 2006)	38		32
Convertible debentures (shares: 107,344 – 2007; 2,824 – 2006)	215		6
Stock purchase and compensation plans (shares: 586,729 – 2007; 483,956 – 2006)	1,173		967

End of period	184,550		174,090

Additional paid-in capital:
Beginning of year	153,246		71,638
Dividend reinvestment plan	422		408
Convertible debentures	171		4
Stock purchase and compensation plans	10,702		9,985

End of period	164,541		82,035

Retained earnings:
Beginning of year	986,017		847,687
Net income	37,252	37,252	39,978	39,978
Cash dividends to stockholders ($0.12 per share – 2007; $0.11 per share – 2006)	(6,842)		(6,161)

End of period	1,016,427		881,504

Accumulated other comprehensive income:
Beginning of year	100,601		118,121
Other comprehensive (loss) income:
Decrease in net unrealized gains on investment securities, net of deferred income tax effect of: $(1,740) – 2007; $(6,769) – 2006	(3,232)	(3,232)	(12,571)	(12,571)
Increase in defined benefit pension plans, net of deferred income tax effect of $51 – 2007	93	93	—	—

End of period	97,462		105,550

Comprehensive income		34,113		27,407

Treasury stock:
Beginning of year	(345,761)		(229,407)
Acquisition of treasury stock (shares: 3,127,376 – 2007; 2,064,856 – 2006)	(78,355)		(56,531)

End of period	(424,116)		(285,938)

Total stockholders’ equity	$1,038,864		957,241

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarters ended March 31,
(in thousands)	2007	2006
Operating Activities
Net income	$37,252	39,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,975	5,915
Share-based compensation expense	8,630	6,935
Net realized gains	(11,243)	(7,367)
Deferred tax	(3,664)	(2,404)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	63,053	59,297
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	38,107	61,864
Increase in net federal income tax payable	13,206	11,843
Increase in premiums receivable	(37,163)	(11,907)
Decrease in other trade receivables	1,633	810
Increase in deferred policy acquisition costs	(8,656)	(15,721)
Decrease in interest and dividends due or accrued	822	617
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses	983	(1,471)
Decrease in accrued salaries and benefits	(20,874)	(16,120)
Decrease in accrued insurance expenses	(24,887)	(53,902)
Other-net	11,030	1,297

Net adjustments	37,952	39,686

Net cash provided by operating activities	75,204	79,664

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(89,915)	(167,352)
Purchase of equity securities, available-for-sale	(31,550)	(17,277)
Purchase of other investments	(20,228)	(15,091)
Purchase of short-term investments	(285,836)	(571,473)
Net proceeds from sale of subsidiary	—	376
Sale of fixed maturity securities, available-for-sale	8,351	96,880
Sale of short-term investments	325,948	573,336
Redemption and maturities of fixed maturity securities, held-to-maturity	172	765
Redemption and maturities of fixed maturity securities, available-for-sale	63,004	55,033
Sale of equity securities, available-for-sale	32,149	21,435
Proceeds from other investments	2,578	948
Purchase of property and equipment	(2,292)	(3,865)

Net cash provided by (used in) investing activities	2,381	(26,285)

Financing Activities
Dividends to stockholders	(6,262)	(5,548)
Acquisition of treasury stock	(78,355)	(56,531)
Net proceeds from stock purchase and compensation plans	1,980	3,382
Excess tax benefits from share-based payment arrangements	2,486	2,920

Net cash used in financing activities	(80,151)	(55,777)

Net decrease in short-term investments and cash	(2,566)	(2,398)
Cash and cash equivalents, beginning of year	6,443	2,983

Cash and cash equivalents, end of period	$3,877	585

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3,095	2,464
Federal income tax	400	1,935
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	380	10
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively known as “Selective”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective Insurance Group, Inc.’s Common Stock is publicly traded on the NASDAQ Global Select Market® under the symbol, “SIGI.”
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
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of Selective Insurance Group, Inc. and its subsidiaries, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between Selective Insurance Group, Inc. and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in the opinion of management, are normal, recurring, and necessary for a fair presentation of Selective’s results of operations and financial condition. These Financial Statements cover the first quarters ended March 31, 2007 (“First Quarter 2007”) and March 31, 2006 (“First Quarter 2006”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in Selective’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
NOTE 3. Statement of Cash Flow
At December 31, 2006, Selective changed its definition of cash equivalents for presentation in the Statements of Cash Flow. Accordingly, the First Quarter 2006 Statement of Cash Flow has been restated to conform with this policy change. In addition, certain amounts in the Statement of Cash Flow for First Quarter 2006 have been reclassified to conform to reclassifications made to the balance sheet in the prior year. These reclassifications resulted in immaterial changes to individual line items in the operating activities and investing activities sections of the Statements of Cash Flow, but had no impact on total cash flows from operating activities or investing activities. Neither the policy change nor the reclassifications had any effect on Selective’s net income or stockholders’ equity. For additional information, refer to Item 8. “Financial Statements and Supplementary Data,” Note 2 of Selective’s 2006 Annual Report.
NOTE 4. Adoption of Accounting Pronouncements
On January 1, 2007, Selective adopted Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“FAS 155”). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. During the fourth quarter of 2006, the Financial Accounting Standards Board (“FASB”) recommended a narrow scope exception for securitized interests if: (i) the securitized interest itself has no embedded derivative (including interest rate related derivatives) that would be required to be accounted for separately other than an embedded derivative that results solely from the embedded call options in the underlying financial assets; and (ii) the investor does not control the right to accelerate the settlement. The adoption of FAS 155 did not have a material impact on the results of operations or financial condition of Selective during First Quarter 2007.

On January 1, 2007, Selective adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 calls for a two-step process to evaluate tax positions based on the recognition, derecognition, and measurement of benefits related to income taxes. The process begins with an initial assessment of whether a tax position, based on its technical merits and applicability to the facts and circumstances, will “more-likely-than-not” be sustained upon examination, including related appeals or litigation. The “more-likely-than-not” threshold is defined as having greater than a 50% chance of being realized upon settlement. Tax positions that are “more-likely-than-not” sustainable are then measured to determine how much of the benefit should be recorded in the financial statements. This determination is made by considering the probabilities of the amounts that could be realized upon ultimate settlement. Each tax position is evaluated individually and must continue to meet the threshold in each subsequent reporting period or the benefit will be derecognized. A position that initially failed to meet the “more-likely-than-not” threshold should be recognized in a subsequent period if: (i) a change in facts and circumstances results in the position’s ability to meet the threshold; (ii) the issue is settled with the taxing authority; or (iii) the statute of limitations expires. FIN 48 is effective for fiscal years beginning after December 15, 2006. Selective has analyzed its tax positions in all federal and state jurisdictions in which it is required to file income tax returns for all open tax years. The open tax years for the federal returns are 2003 though 2006. The Internal Revenue Service completed a limited scope examination of tax year 2003 and 2004 that resulted in a favorable adjustment. Selective did not have any unrecognized tax benefits as of January 1, 2007. Selective believes its tax positions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, there was no material change in Selective’s liability for unrecognized tax benefits.
In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. FAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are currently evaluating the impact FAS 159 may have on our financial statements.
NOTE 5. Reinsurance
The following table summarizes the direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2006 Annual Report.

	Unaudited
	Quarter ended March 31,
($ in thousands)	2007	2006
Premiums written:
Direct	$456,479	452,299
Assumed	4,484	5,489
Ceded	(43,778)	(25,799)

Net	$417,185	431,989

Premiums earned:
Direct	$414,764	396,549
Assumed	8,370	9,718
Ceded	(43,121)	(36,110)

Net	$380,013	370,157

Losses and loss expenses incurred:
Direct	$251,744	237,280
Assumed	6,671	7,500
Ceded	(12,122)	(11,080)

Net	$246,293	233,700

The ceded premiums and losses related to Selective’s Flood operations are as follows:

	Unaudited
	Quarter ended March 31,
($ in thousands)	2007	2006
Ceded premiums written	$(32,019)	(25,279)
Ceded premiums earned	(30,881)	(23,895)
Ceded losses and loss expenses incurred	(2,263)	(5,374)
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
Selective Insurance Group, Inc. and its subsidiaries also provide services to each other in the normal course of business. These transactions totaled $4.4 million in First Quarter 2007 and $4.8 million in First Quarter 2006. These transactions were eliminated in all consolidated statements. In computing the results of each segment, Selective does not include interest expense, net general corporate expenses, or federal income taxes. Selective does not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.

The following presents revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

	Unaudited
	Quarter ended
Revenue by segment	March 31,
($ in thousands)	2007	2006
Insurance Operations:
Net premiums earned:
Commercial automobile	$78,789	80,511
Workers compensation	82,476	75,801
General liability	103,460	99,090
Commercial property	46,568	44,390
Business owners’ policy	12,841	11,791
Bonds	4,700	3,918
Other	177	180

Total commercial lines	329,011	315,681

Personal automobile	33,936	38,076
Homeowners	15,142	14,527
Other	1,924	1,873

Total personal lines	51,002	54,476

Total net premiums earned	380,013	370,157

Miscellaneous income	1,751	1,861

Total insurance operations revenues	381,764	372,018

Investments:
Net investment income	39,863	36,002
Net realized gain on investments	11,243	7,367

Total investment revenues	51,106	43,369

Diversified Insurance Services:
Human resource administration outsourcing	16,795	17,150
Flood insurance	10,410	8,921
Other	1,973	1,207

Total diversified insurance services revenues	29,178	27,278

Total all segments	462,048	442,665

Other income	61	1

Total revenues	$462,109	442,666

	Unaudited
	Quarter ended
Income (loss) before federal income tax	March 31,
($ in thousands)	2007	2006
Insurance Operations:
Commercial lines underwriting	$12,630	22,796
Personal lines underwriting	(2,913)	(1,854)

Underwriting income, before federal income tax	9,717	20,942

GAAP combined ratio	97.4%	94.3
Statutory combined ratio	95.6%	93.0
Investments:
Net investment income	39,863	36,002
Net realized gain on investments	11,243	7,367

Total investment income, before federal income tax	51,106	43,369

Diversified Insurance Services:
Income before federal income tax	4,367	3,532

Total all segments	65,190	67,843

Interest expense	(6,331)	(5,518)
General corporate expenses	(9,660)	(8,053)

Income before federal income tax	$49,199	54,272

NOTE 7. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Welfare Benefits Plan for Employees of Selective Insurance Company of America. For more information concerning these plans, refer to Note 16, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2006 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$1,788	1,760	81	92
Interest cost	2,184	2,016	125	103
Expected return on plan assets	(2,710)	(2,406)	—	—
Amortization of unrecognized prior service cost	38	38	(8)	(8)
Amortization of unrecognized net loss	114	415	—	—

Net periodic cost	$1,414	1,823	198	187

Weighted-Average Expense Assumptions
For the years ended December 31:
Discount rate	5.90%	5.50	5.90%	5.50
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00
Note 8. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2007 and First Quarter 2006 are as follows:

First Quarter 2007
(in thousands)	Gross	Tax	Net
Net income	$49,199	11,947	37,252

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	6,271	2,195	4,076
Previous unrealized gains currently realized in net income	(11,243)	(3,935)	(7,308)

Net unrealized gains	(4,972)	(1,740)	(3,232)

Net prior service cost arising during period	30	11	19
Net loss arising during period	114	40	74

Defined benefit pension plans, net	144	51	93

Comprehensive income	$44,371	10,258	34,113

First Quarter 2006
(in thousands)	Gross	Tax	Net
Net income	$54,272	14,294	39,978

Components of other comprehensive income:
Unrealized holding gains during the period	(11,973)	(4,191)	(7,782)
Previous unrealized gains currently realized in net income	(7,367)	(2,578)	(4,789)

Net unrealized losses	(19,340)	(6,769)	(12,571)

Comprehensive income	$34,932	7,525	27,407

As of December 31, 2006, Selective adopted Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits (“FAS 158”). Selective recorded the impact of adopting this standard in accumulated other comprehensive income (“AOCI”), a separate component of stockholders’ equity, resulting in a decrease in equity of $13.7 million, after tax. In addition, Selective included this decrease in AOCI as a component of comprehensive income, which is separately presented in the 2006 Consolidated Statement of Stockholders’ Equity. Subsequent to the filing of our 2006 Annual Report, Selective identified that, although the impact of adopting FAS 158 was properly included as a decrease to AOCI, it should not have been recorded as a component of comprehensive income. The impact of appropriately excluding the FAS 158 adjustment increases comprehensive income from $146.1 million, as presented, to $159.8 million, as adjusted.
NOTE 9. Stockholders’ Equity
On January 30, 2007, the Board of Directors of Selective Insurance Group, Inc. declared a two-for-one stock split of Selective Insurance Group, Inc.’s common stock, par value $2.00 per share (“Common Stock”), in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to stockholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data.
On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. During First Quarter 2007, Selective Insurance Group, Inc. repurchased approximately 3 million shares of its Common Stock at a total cost of $74.3 million under its authorized stock repurchase program. As of March 31, 2007, there were 2.3 million shares available under the existing share repurchase plan. On April 24, 2007, the Board of Directors extended the share repurchase plan through December 31, 2007.
NOTE 10. Commitments and Contingencies
Other investments, as shown on the consolidated balance sheet, were $165.1 million as of March 31, 2007, and $144.8 million as of December 31, 2006. At December 31, 2006, Selective had additional other investment commitments of up to $110.5 million, of which $20.2 million were paid during First Quarter 2007. At March 31, 2007, Selective had contractual obligations that expire at various dates through 2022 to further invest up to $121.5 million in these other investments. There is no certainty that any such additional investment will be required.
NOTE 11. Litigation
In the ordinary course of conducting business, Selective Insurance Group, Inc. and its subsidiaries are named as defendants in various legal proceedings. Some of these lawsuits attempt to establish liability under insurance contracts issued by Selective’s insurance subsidiaries. Plaintiffs in these lawsuits seek money damages that, in some cases, are extra-contractual in nature or they seek to have the court direct the activities of Selective’s operations in certain ways. Although the ultimate outcome of these matters is not presently determinable, Selective does not believe that the total amounts that it will ultimately have to pay, if any, in all of these lawsuits in the aggregate will have a material adverse effect on its financial condition, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should” and “intends” and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in Selective’s future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” in Selective’s 2006 Annual Report. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time-to-time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
Selective Insurance Group, Inc., (“Selective,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Selective’s consolidated financial statements in Selective’s 2006 Annual Report. For reading ease, we have written the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Highlights of First Quarter 2007 and First Quarter 2006 Results;

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments;

•	Ratings; and

•	Federal Income Taxes.
Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; and (iv) other-than-temporary investment impairments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our 2006 Annual Report, pages 33 through 40, provides a discussion of each of these critical accounting policies.

Highlights of First Quarter 2007 and First Quarter 2006 Results

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands, except per share amounts)	2007	2006	Points
Total revenues	$462,109	442,666	4%
Net income	37,252	39,978	(7)
Diluted net income per share	0.62	0.64	(3)
Diluted weighted-average outstanding shares	60,372	63,804	(5)
GAAP combined ratio	97.4%	94.3	3.1	pts
Statutory combined ratio	95.6	93.0	2.6
Annualized return on average equity	14.1	16.5	(2.4)
•	Revenues increased in First Quarter 2007 compared to First Quarter 2006 primarily due to net premiums earned (“NPE”) growth of $9.9 million, or 3%, in First Quarter 2007 compared to First Quarter 2006. Increases in NPE are attributed to the following:
o	Direct voluntary new business written, excluding flood, for the fiscal year ending March 31, 2007 of $308.0 million as compared to $301.7 million for the fiscal year ending March 31, 2006;

o	Commercial Lines renewal price increases, including exposure, which averaged 2.2% for full year 2006 and 0.4% in First Quarter 2007.
The above items were partially offset by decreases in NPE on our New Jersey personal automobile book of business attributable to the loss of automobiles repriced at higher pricing levels through our MATRIX pricing system. Our New Jersey personal automobile book of business experienced a 13% reduction in the number of cars we insured during First Quarter 2007 compared to First Quarter 2006 and NPE for our New Jersey personal automobile business was down to $22.7 million for First Quarter 2007 as compared to $26.6 million for First Quarter 2006.
•	Additional items contributing to the revenue increases in First Quarter 2007 compared to First Quarter 2006 were the following:
o	Net investment income earned increased $3.9 million or 11%. Increased net investment income is primarily attributable to the higher invested asset base and strong returns from our short-term investment portfolio. The increase in the invested asset base resulted from net investable cash flows of $326.9 million for the year ended December 31, 2006, which included net proceeds of $96.8 million from our $100.0 million junior subordinated notes offering in the third quarter of 2006. These increases were partially offset by treasury stock purchases of 4.1 million shares under our authorized program at a total cost of $110.1 million for the full year 2006 as well as an additional 3.0 million shares at a total cost of $74.3 million in First Quarter 2007.

o	Net realized gains before tax, driven by the sale of certain equity positions, increased $3.9 million to $11.2 million.

o	Diversified Insurance Services revenue, primarily the result of growth in our Flood operation, increased $1.9 million, or 7%, to $29.2 million.
•	Net income decreased $2.7 million, or 7%, in First Quarter 2007 compared to First Quarter 2006 reflecting: (i) increased loss and loss expenses of $12.6 million resulting from increased property claims, including catastrophe losses, of $15.5 million partially offset by favorable prior year development in our casualty lines of approximately $4 million; (ii) increased policy acquisition costs of $7.4 million driven by increased labor expenses; (iii) increased other expenses of $2.3 million attributable to long-term incentive share-based compensation; and (iv) increased interest expense of $0.8 million associated with our $100.0 million junior subordinated notes offering in the third quarter of 2006. These increased expenses were partially offset by a $19.4 million increase in revenue, as described above.

Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 20 states in the Eastern and Midwestern United States through approximately 800 independent insurance agencies. Selective has at least one Insurance Subsidiary licensed to do business in each of the 50 states. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 87% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 13% of NPW. The underwriting performance of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business” of Selective’s 2006 Annual Report.
Summary of Insurance Operations

	Unaudited
	Quarter ended		Change
All Lines	March 31,		% or
($ in thousands)	2007	2006	Points

GAAP Insurance Operations Results:
NPW	$417,185	431,989	(3)%

NPE	380,013	370,157	3
Less:
Losses and loss expenses incurred	246,293	233,700	5
Net underwriting expenses incurred	122,516	114,307	7
Dividends to policyholders	1,487	1,208	23

Underwriting income	$9,717	20,942	(54)%

GAAP Ratios:
Loss and loss expense ratio	64.8%	63.1	1.7	pts
Underwriting expense ratio	32.2%	30.9	1.3
Dividends to policyholders ratio	0.4%	0.3	0.1

Combined ratio	97.4%	94.3	3.1

Statutory Ratios: [1]
Loss and loss expense ratio	64.5%	63.0	1.5
Underwriting expense ratio	30.7%	29.7	1.0
Dividends to policyholders ratio	0.4%	0.3	0.1

Combined ratio	95.6%	93.0	2.6	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 96.1% for First Quarter 2007 compared to 93.5% for First Quarter 2006.
•	NPW decreased 3% to $417.2 million in First Quarter 2007 compared to First Quarter 2006 due to:
o	The termination of the New Jersey Homeowners’ Quota Share Treaty in First Quarter 2006, which increased First Quarter 2006 net premiums written by $11.3 million;

o	A decline in net premiums written for our New Jersey personal automobile business by $4.7 million to $20.5 million for First Quarter 2007 compared to $25.2 million for First Quarter 2006. This decrease was driven by a reduction in the number of New Jersey personal automobiles that we insure primarily as a result of repricing at higher levels through our MATRIX pricing system; and

o	Increased competition in our large account business resulting in a decrease in NPW of 7% to $40 million.
This decrease was partially offset by the following:
o	Commercial Lines renewal price increases, including exposure, that averaged 0.4% in First Quarter 2007 down from 3.4% in First Quarter 2006; and

o	Direct voluntary new business written increases of 4% to $84.5 million.

•	The 1.7-point increase in the GAAP loss and loss expense ratio in First Quarter 2007 compared to First Quarter 2006 was primarily attributable to increased property losses of $15.5 million. This increase was predominantly driven by higher non-catastrophe weather related losses, and increased catastrophe losses of $1.6 million. These increased property losses were partially offset by improved profitability in our workers compensation line of business and net favorable prior year loss and loss expense development across several of our casualty lines of approximately $4 million in First Quarter 2007 compared to approximately $1 million in First Quarter 2006.

•	The increase in the GAAP underwriting expense ratio in First Quarter 2007 compared to First Quarter 2006 was primarily attributable to an increase in underwriting expenses of $8.2 million, or 7%, coupled with a decrease in NPW of 3%. Increased labor expenses primarily drove the increase in expense dollars.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. We expect the industry will continue to see increased pricing pressure in the primary insurance market in 2007, which will exert pressure on the future profitability of Selective’s business. The average forecast, according to the “A.M. Best Review/Preview” dated April 23, 2007, calls for commercial lines net premiums written to be relatively flat for 2007. This represents a slowdown of 1.6% from 2006. The 2007 NPW forecast is ranked the second slowest rate of growth for property and casualty insurers since 1998. Loss trends, which are characterized by changes in frequency and severity, may also impact the future profitability of our business.
When renewal pure price increases are declining and loss costs trend higher, a market cycle shift occurs. General inflation and, notably, medical inflation, can drive loss costs up, leading to higher industry-wide statutory combined ratios. We believe that it is critical to have a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends during market cycles. Some of the tools we use to lower frequency and severity are safety management, managed care, knowledge management, predictive modeling, and enhanced claims review.
Although it is uncertain at this time whether our initiatives will offset macro pricing and loss trends, we have outperformed the industry’s loss and loss adjustment expense ratio by 7.1 points, on average, over the past 10 years.
As competition continues to intensify, managing profitability and growth will be a major focus for us in 2007. Driving profitable organic growth has always been Selective’s strategy, and this will continue throughout 2007. Our growth drivers are:
•	Expanding our appetite for existing products and creating new products to target opportunities identified through market planning;

•	Expanding the pipeline for our One-and-Done® system to include other successful programs such as auto services, manufacturing, and golf courses;

•	Continuing new producer and sales training programs for agents;

•	Adding 100 new agents throughout our footprint during 2007 based on market planning analytics;

•	Enhancing and expanding use of our superior technology, such as xSELerate®;

•	Growing Personal Lines with the continued rollout of our MATRIX pricing model for auto; and

•	State expansion into Massachusetts for Commercial Lines.
Other strategic initiatives we are implementing to increase the effectiveness of our field strategy and improve risk selection include:
•	Knowledge Management. We are accumulating and organizing existing underwriting data to enhance underwriting and pricing decisions, and have begun to implement predictive modeling to further support the underwriting process.

•	Workers Compensation. This strategy includes six key underwriting initiatives that focus on predictive modeling, premium leakage, premium audit procedures, and other operational improvements. In addition, multiple claims initiatives include medical bill review services, medical and pharmacy networks, case management, and first notice of loss services.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited
	Quarter ended		Change
Commercial Lines	March 31,		% or
($ in thousands)	2007	2006	Points

GAAP Insurance Operations Results:
NPW	$370,256	370,641	—%

NPE	329,011	315,681	4
Less:
Losses and loss expenses incurred	208,259	195,979	6
Net underwriting expenses incurred	106,635	95,698	11
Dividends to policyholders	1,487	1,208	23

Underwriting income	$12,630	22,796	(45)%

GAAP Ratios:
Loss and loss expense ratio	63.3%	62.1	1.2	Pts
Underwriting expense ratio	32.4%	30.3	2.1
Dividends to policyholders ratio	0.5%	0.4	0.1

Combined ratio	96.2%	92.8	3.4

Statutory Ratios:
Loss and loss expense ratio	63.0%	62.0	1.0
Underwriting expense ratio	30.6%	29.5	1.1
Dividends to policyholders ratio	0.4%	0.4	—

Combined ratio	94.0%	91.9	2.1	Pts

•	NPW remained flat in First Quarter 2007 compared to First Quarter 2006. Direct voluntary new business written increased $4.3 million to $76.0 million, but was offset by: (i) decreases in endorsement activity of $2.8 million resulting from a slowing economy; (ii) competitive pressure on our renewal book of business particularly on the high end of our middle market business and our large account business, which was reflected in our First Quarter 2007 renewal price increases, including exposure, of only 0.4% compared to 3.4% in the prior year; and (iii) lower retention of larger accounts due to increased market competition.

•	NPE increased reflecting increases in NPW over the last 12 months.

•	The 1.2 point increase in the GAAP loss and loss expense ratio in First Quarter 2007 compared to First Quarter 2006, was primarily attributable to increased non-catastrophe weather-related property losses. In addition, catastrophe losses increased by $1.8 million, or 0.5 points, to $4.2 million in First Quarter 2007 compared to $2.4 million in First Quarter 2006. Increased property losses were partially offset by improved profitability in our workers compensation line of business, as well as net favorable prior year loss and loss expense development across several of our casualty lines of business of approximately $2 million, or 0.8 points, in First Quarter 2007. Prior year development in First Quarter 2006 was not significant.

•	The increase in the GAAP underwriting expense ratio in First Quarter 2007 compared to First Quarter 2006 was attributable to an increase in underwriting expenses of $10.9 million, which were driven by increased labor expenses.

The following is a discussion on our most significant commercial lines of business:
General Liability

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

Statutory NPW	$118,691	117,675	1%
Statutory NPE	103,460	99,090	4
Statutory combined ratio	95.0%	93.9	1.1	pts
% of total statutory commercial NPW	32%	32
Total policy counts in this line of business increased 7% in First Quarter 2007 compared to First Quarter 2006; however, new business premiums in this line of business were relatively flat, reflecting the softening market. Further evidence of softening market conditions is illustrated in our renewal price increases, including exposure, which were only 0.1% in First Quarter 2007 compared to 2.7% in First Quarter 2006. Despite the difficult pricing environment, retention remained stable at 77% in First Quarter 2007 compared to First Quarter 2006.
In spite of continued adverse prior year loss development, this line of business is profitable due to our long-term improvement strategy, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) improving contractor/subcontractor-underwriting guidelines to minimize losses.
Workers Compensation

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

Statutory NPW	$93,651	93,895	—%
Statutory NPE	82,489	75,816	9
Statutory combined ratio	98.2%	110.3	(12.1	)pts
% of total statutory commercial NPW	25%	25
Our multi-faceted workers compensation strategy, which incorporates our knowledge management and predictive modeling initiatives, has enabled us to retain and write more of the best accounts, which has led to First Quarter 2007 increases in total policy counts and direct new voluntary policy premiums of 5% and 19%, respectively, compared to First Quarter 2006. At the same time, these initiatives have allowed us to target price increases for our worst performing business, which contributed to the decrease in our retention in First Quarter 2007 to 79% from 82% in First Quarter 2006 and by improved profitability in our retained business.
The improvement in the statutory combined ratio of this line of 12.1 points in First Quarter 2007 compared to First Quarter 2006 reflects not only the ongoing progress resulting from the execution of our multi-faceted workers compensation strategy, but also favorable prior year statutory development of approximately $2 million or 2.4 points in First Quarter 2007 compared to adverse development in First Quarter 2006 of approximately $3 million or 3.3 points.

Commercial Automobile

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

Statutory NPW	$87,747	92,044	(5)%
Statutory NPE	78,789	80,511	(2)
Statutory combined ratio	88.0%	82.3	5.7	pts
% of total statutory commercial NPW	24%	25
Continued strong performance in this line of business is the result of underwriting improvements over the last several years. We have implemented granular rate decreases on accounts to grow this profitable line of business. The total policy count on this line increased 6% in First Quarter 2007 compared to First Quarter 2006, driven by new policy count increases of 9% in First Quarter 2007 compared to First Quarter 2006. However, renewal prices, including exposure, decreased 2.1% in First Quarter 2007 as compared to being flat in First Quarter 2006, which has put pressure on the combined ratio in First Quarter 2007 compared to First Quarter 2006. Additionally, this line of business continues to experience favorable prior year loss development, which was approximately $3 million in First Quarter 2007 compared to approximately $6 million in First Quarter 2006.
Commercial Property

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

Statutory NPW	$51,067	49,218	4%
Statutory NPE	46,568	44,390	5
Statutory combined ratio	92.1%	79.8	12.3	pts
% of total statutory commercial NPW	14%	13
Net premiums written for this line of business increased in First Quarter 2007 compared to 2006 due to: (i) increases in direct new policy premium of 3% in First Quarter 2007 to $11.8 million; (ii) stable retention of approximately 80% over the past two years; and (iii) renewal price increases, including exposure, of 1.6% in First Quarter 2007 compared to 3.1% in First Quarter 2006.
The statutory combined ratio for commercial property increased in First Quarter 2007 compared to First Quarter 2006, primarily as a result of increased property losses of $6.8 million. The majority of the increase was the result of increased non-catastrophe weather related losses; however, $1.0 million of the increase did reflect increased catastrophe losses. Despite the increased losses this year, 2007 results continue to be strong as this line of business is benefiting from underwriting improvements over the past five years, including better insurance-to-value estimates across our book of business, a shift to risks of better construction quality and newer buildings, and an overall focus on low to medium hazard property exposures.

Personal Lines Results

	Unaudited
	Quarter ended		Change
Personal Lines	March 31,		% or
($ in thousands)	2007	2006	Points

GAAP Insurance Operations Results:
NPW	$46,929	61,348	(24)%

NPE	51,002	54,476	(6)
Less:
Losses and loss expenses incurred	38,034	37,721	1
Net underwriting expenses incurred	15,881	18,609	(15)

Underwriting income (loss)	$(2,913)	(1,854)	(57)%

GAAP Ratios:
Loss and loss expense ratio	74.6%	69.2	5.4	pts
Underwriting expense ratio	31.1%	34.2	(3.1)

Combined ratio	105.7%	103.4	2.3

Statutory Ratios: [1]
Loss and loss expense ratio	74.3%	69.0	5.3
Underwriting expense ratio	31.7%	30.8	0.9

Combined ratio	106.0%	99.8	6.2	pts

1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines Statutory Combined Ratio excluding flood is 110.3% for First Quarter 2007 compared to 103.5% for First Quarter 2006.
•	NPW decreased 24% to $46.9 million in First Quarter 2007 compared to First Quarter 2006 due to:
o	A one-time benefit in First Quarter 2006 due to the terminaton of the New Jersey Homeowners’ Quota Share Treaty, which increased NPW by $11.3 million; and

o	A decline in net premiums written for our New Jersey personal automobile business by $4.7 million to $20.5 million for First Quarter 2007 compared to $25.2 million for First Quarter 2006. This decrease was driven by a reduction in the number of New Jersey personal automobiles that we insure, primarily as a result of repricing at higher pricing levels through our MATRIX pricing system.
The New Jersey personal automobile market has been influenced by the recent introduction of new companies writing business in the state with rating plans that allowed them to price accounts competitively. Our new Personal Lines strategy allows us to better evaluate and price risks, which will help us to profitably compete for new business in an agent’s office; however, our new rating plan was not fully implemented until December 2006. We are in the process of moving our existing renewal inventory into our new pricing and tiering structure in New Jersey, causing a one-time dislocation in this book of business due to the non-renewal of certain repriced business at higher levels. Annual increases or decreases are capped at 20% by the New Jersey Department of Banking and Insurance, so it will take several quarters for improvements to materialize. We continue to focus on increasing new business production within and outside of New Jersey through this advanced pricing methodology. We expect to see positive results more quickly outside of New Jersey where the issues affecting the renewal inventory are less significant.

•	The deterioration in the GAAP loss and loss expense ratio in First Quarter 2007 compared to First Quarter 2006 was primarily attributable to increased property losses of $3.1 million, or 6.0 points, which was partially offset by net favorable prior year loss and loss expense development across our Personal Lines of business of approximately $2 million, or 3.6 points, in First Quarter 2007 compared to minimal development in First Quarter 2006. The Homeowners line of business drove the increase with increased property losses of $2.3 million, or 4.5 points, which included a decrease of $0.1 million, or 0.3 points, related to catastrophe losses.

•	The improvement in the GAAP underwriting expense ratio in First Quarter 2007 compared to First Quarter 2006 was primarily associated with the elimination of the New Jersey Homeowners’ Quota Share Treaty in the First Quarter 2006.

Investments
Our investment portfolio consists primarily of fixed maturity investments (82%), but also contains equity securities, short-term investments, and other investments. Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The risk objective for our entire portfolio is to ensure that our investments are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

Net investment income, before tax	$39,863	36,002	11%
Net investment income, after tax	31,157	28,178	11
Total invested assets	3,592,015	3,286,177	9
Effective tax rate	21.8%	21.7	0.1	pts
Annual after-tax yield on investment portfolio	3.5	3.5	—	pts
Growth in net investment income, before tax, of $3.9 million for First Quarter 2007 compared to First Quarter 2006 was primarily attributable to the increase in our investment portfolio. The value of the investment portfolio reached $3.6 billion at March 31, 2007, an increase of 9% compared to $3.3 billion at March 31, 2006. The increase in invested assets was due to substantial cash flows from operations of $393.1 million in 2006. The junior subordinated notes offering in September 2006 also added approximately $96.8 million in assets in 2006. This increase in invested assets was primarily in fixed maturity securities, which in turn increased interest income by $3.1 million, and increased short-term investment income of $0.8 million due to higher short-term interest rates in the First Quarter 2007 compared to First Quarter 2006. These increases were partially offset by an increase in investment expense of $0.5 million in the First Quarter 2007 compared to the First Quarter 2006.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets. Seventy-three percent (73%) of our fixed maturities portfolio is rated “AAA” while the portfolio has an average rating of “AA,” Standard & Poor’s (“S&P”) second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade. Non-investment grade securities (below BBB-) represented less than 1%, or approximately $7 million, of our fixed maturity portfolio at March 31, 2007 and approximately $10 million at December 31, 2006. Our mortgage backed securities portfolio totaled $641.5 million at March 31, 2007, with an average credit rating of AAA. Selective has no sub-prime mortgage investments.

The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of our fixed maturities portfolio:

	Unaudited
	March 31,	December 31,
Rating	2007	2006

Aaa/AAA	73%	73%
Aa/AA	17%	17%
A/A	7%	7%
Baa/BBB	3%	3%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 3.9 years while the Insurance Subsidiaries’ liabilities have a duration of approximately 3 years. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for the securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, while enhancing our financial strength and underwriting capacity.
Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment included net realized gains before tax of $11.2 million in First Quarter 2007, compared to $7.4 million in First Quarter 2006. The increases in net realized gains were principally from the sale of several equity securities, which resulted in re-weighting various sector exposures in First Quarter 2007. During First Quarter 2007 and 2006, there were no impairment charges recorded. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in realized gains did not change the overall liquidity of the investment portfolio. We generally sell securities to reduce our exposure to securities and sectors based upon economic evaluations or if the fundamentals for that security or sector have deteriorated and/or for tax planning purposes. We typically have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.

The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited
	Quarter ended	Quarter ended
($ in thousands)	March 31, 2007	March 31, 2006

Held-to-maturity fixed maturities
Gains	$—	—
Losses	—	—
Available-for-sale fixed maturities
Gains	216	516
Losses	(305)	(1,757)
Available-for-sale equity securities
Gains	11,690	8,896
Losses	(358)	(288)

Total net realized gains	$11,243	7,367

We realized gains and losses from the sale of available-for-sale fixed maturity and equity securities during First Quarter 2007 and First Quarter 2006. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	March 31, 2007		March 31, 2006
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 – 6 months	$—	—	34.8	0.4
7 – 12 months	—	—	15.3	0.4
Greater than 12 months	—	—	13.7	0.4

Total fixed maturities	—	—	63.8	1.2

Equity Securities:
0 – 6 months	1.2	0.2	2.6	0.2
7 – 12 months	0.3	0.2	0.9	0.1
Greater than 12 months	—	—	—	—

Total equity securities	1.5	0.4	3.5	0.3

Total	$1.5	0.4	67.3	1.5

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk during the period of the individual security sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.

Unrealized Losses
As of March 31, 2007 and December 31, 2006, the following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position:

	Unaudited
	March 31, 2007		December 31, 2006
		Gross		Gross
Period of time in an unrealized loss position	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss

Fixed maturities:
0 – 6 months	$410.1	1.8	376.6	1.7
7 – 12 months	40.4	0.4	107.6	0.7
Greater than 12 months	771.6	9.1	705.8	10.1

Total fixed maturities	1,222.1	11.3	1,190.0	12.5

Equities:
0 – 6 months	8.7	0.1	7.8	0.2
7 – 12 months	—	—	—	—
Greater than 12 months	0.7	0.1	0.4	0.2

Total equity securities	9.4	0.2	8.2	0.4

Other:
0 – 6 months	—	—	6.9	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	—	—	6.9	0.1

Total	$1,231.5	11.5	1,205.1	13.0

Broad changes in the overall market or interest rate environment generally do not lead to impairment charges. We believe the fluctuations in the fair value of fixed maturities and the decrease in the associated gross unrealized loss since December 31, 2006 were primarily due to a decrease in short to intermediate term interest rates during First Quarter 2007. As of March 31, 2007, there were 359 securities in an unrealized loss position.
The following table presents information regarding our available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2007 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value

One year or less	$163.7	163.0
Due after one year through five years	615.3	608.3
Due after five years through ten years	422.6	419.2
Due after ten years through fifteen years	26.9	26.6
Due after fifteen years	5.0	5.0

Total	$1,233.5	1,222.1

Investments Outlook
Marketplace apprehension that persisted at the end of 2006 has continued into 2007. Concerns regarding inflation remain due to escalating raw material costs and rising energy prices, while housing indicators remain fragile. Economic data outside the United States has been holding up well, particularly in Europe and Japan. The slowing of the United States economy, coupled with concerns about inflation, kept the Federal Reserve Board from changing the 5.25% Federal funds rate during the quarter. Oil prices and political instability continue to weigh heavily in the potential for inflation to accelerate, increasing the possibility for stagflation — low or no economic growth combined with inflation.
The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices; a particular challenge when the yield curve remains very flat. Our strategy will entail maximizing yield by purchasing bonds along the yield curve while maintaining an approximate 4-year duration target. We will also be looking to further diversify among fixed income sectors and concentrate on sectors that represent attractive relative values.

We continue to remain cautious about the equity markets in 2007 and have become more defensive in our core equity portfolio, increasing our exposure to consumer staples and maintaining our position in the healthcare sector. While we have substantially reduced our exposure to the energy and materials sector, we still view these investments favorably and believe the current supply/demand fundamentals should continue to support returns above the market average.
In our “Other investments” portfolio, we intend to continue to engage existing quality managers with well-defined strategies while we look to evaluate new investment ideas that fit into our existing portfolio. Our strategy is to find exceptional managers in alternative strategies that are relatively uncorrelated to the public equity and debt markets.
Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing (“HR Outsourcing”) and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During First Quarter 2007, these operations provided a contribution of $0.05 per diluted share compared to $0.04 per diluted share in First Quarter 2006. Contributions from the Diversified Insurance Services segment, particularly the Flood business, continue to provide a level of mitigation to insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2007	2006	Points

HR Outsourcing
Revenue	$16,795	17,150	(2)%
Pre-tax profit	1,258	792	59
Flood Insurance
Revenue	10,410	8,921	17
Pre-tax profit	2,002	2,220	(10)
Other
Revenue	1,973	1,207	63
Pre-tax profit	1,107	520	113
Total
Revenue	29,178	27,278	7
Pre-tax profit	4,367	3,532	24
After-tax profit	2,903	2,359	23
After-tax return on revenue	10.0%	8.6	1.4	pts
HR Outsourcing
•	HR Outsourcing revenue declined primarily as a result of pricing pressure on our workers compensation product, driven by statutory rate changes in the State of Florida.

•	Profitability improvements in our HR Outsourcing business in First Quarter 2007 compared to First Quarter 2006 are mainly due to improved margins on State Unemployment Tax Act assessments, which reflect improved experience and pricing.

•	As of March 31, 2007, our worksite lives were up 7% to 26,689 compared to 24,911 as of March 31, 2006. Since unveiling the Employer Protection Program (“EPP”) during the First Quarter 2006, the employee count within our sales pipeline has increased 56%. The EPP is designed to assist business owners in managing the risk of employee-related liabilities.
Flood Insurance
•	Flood premium in force was $125.2 million on approximately 285,000 policies at March 31, 2007, compared to premium in force of $98.8 million on approximately 226,000 policies at March 31, 2006.

•	Revenue increases were mainly attributable to the increase in flood premium in force as noted above. This growth was partially offset by a decrease in the fee paid to us by the National Flood Insurance Program (“NFIP”) of 0.6 points to 30.2% from 30.8%, which was effective for the NFIP’s fiscal year beginning on October 1, 2006.

•	Pre-tax profit on weather-related claim fee revenue in First Quarter 2007 decreased compared to First Quarter 2006, more than offsetting the revenue reflected in pre-tax profit increases.

Diversified Insurance Services Outlook
Our HR Outsourcing products offer an additional revenue stream for our independent agents. New market entrants will continue to create increased competition for these products. We have repositioned the HR Outsourcing products as the EPP, which assists business owners in managing the risk of employer-related liabilities. Agent training regarding the EPP is ongoing, but based on initial positive feedback we expect to continue to recognize synergies created from this product throughout the remainder of 2007. However, the National Council on Compensation Insurance (“NCCI”) passed an overall workers compensation rate level decrease of 15.7% for voluntary industrial classes in the State of Florida. The new rates were effective on January 1, 2007 for new and renewal business. Future reductions in this rate could adversely affect our results of operations for our HR Outsourcing business, as workers compensation insurance is an important component of the EPP product.
Our ability to provide flood insurance is a significant component of our Diversified Insurance Services operations. In 2005, the destruction caused by the active hurricane season stressed the NFIP with excessive levels of flood losses. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity. At this point, it is uncertain what impact, if any, this will have on our flood operations. As described above, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written effective October 1, 2006. Future reductions in this rate could occur through legislative activity.
Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Our cash and short-term investments position at March 31, 2007 was $160.8 million compared to $203.5 million at December 31, 2006, the decrease of which is driven by the repurchase of approximately 3 million shares of our Common Stock under our authorized share repurchase program at a cost of $74.3 million. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of Common Stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries to Selective Insurance Group, Inc. are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2006 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc. ordinary dividends in the aggregate amount of approximately $141.9 million in 2007. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by the investment income earned on collected premiums before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.9 years as of March 31, 2007, while the liabilities of our Insurance Subsidiaries have a duration of approximately 3 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. Our consolidated investment portfolio was $3.6 billion as of March 31, 2007 and December 31, 2006.
Selective has a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. At March 31, 2007, no balances were outstanding under this credit facility.

Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from their operations. Dividends from SHRS to Selective Insurance Group, Inc. are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio, which SHRS generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. SHRS provided dividends to Selective Insurance Group, Inc. of $1.4 million in First Quarter 2007 and $0.9 million in First Quarter 2006.
Dividends on shares of our Common Stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during First Quarter 2007 and First Quarter 2006. For further information regarding our notes payable, see Note 9, entitled, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report. At March 31, 2007, the amount available for dividends to holders of our Common Stock, in accordance with the restrictions of the 2000 Senior Notes, was $329.3 million. On January 30, 2007, our Board of Directors declared a two-for-one stock split of our Common Stock, in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to stockholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data. Additionally, we increased our March 1, 2007 dividend by 9% to $0.12 per share, for stockholders of record as of February 13, 2007. Book value per share increased 1% to $18.94 as of March 31, 2007 from $18.81 as of December 31, 2006. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to Selective Insurance Group, Inc. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to Selective Insurance Group, Inc., could materially affect our ability to pay principal and interest on indebtedness and dividends on Common Stock.
We have historically met our liquidity requirements through dividends from our subsidiaries and by issuing debt and equity securities. We expect to meet our liquidity requirements by these sources in the future. The Insurance Subsidiaries have historically met their liquidity requirements from insurance premiums and investment income. These items have historically provided more than sufficient funds to pay losses, operating expenses, and dividends to Selective Insurance Group, Inc.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2007, we had stockholders’ equity of $1,038.9 million and total debt of $362.2 million. In addition, we have an irrevocable trust valued at $31.4 million to provide for the repayment of notes having maturities in 2007 and 2008.
As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to the subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our Common Stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during First Quarter 2007:
•	On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases.

•	In First Quarter 2007, we repurchased approximately 3.0 million shares of our Common Stock under our authorized share repurchase program at a cost of $74.3 million including shares repurchased under the Trading Plan. As of March 31, 2007, there were 2.3 million shares remaining under the current repurchase authorization, which was extended through December 31, 2007.

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
Off-Balance Sheet Arrangements
At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures and notes payable have not materially changed since December 31, 2006. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At March 31, 2007, we had additional limited partnership investment commitments within “Other investments” of up to $121.5 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us “A+ (Superior),” their second highest of fifteen ratings, and has been our rating for 45 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. On July 25, 2006, S&P’s Insurance Rating Services raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. During the third quarter of 2006, Moody’s elevated their outlook regarding Selective to “positive.” The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch Ratings since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets, and our interest rate under our line of credit varies based upon Selective Insurance Group Inc.’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.

Federal Income Taxes
Total federal income tax expense decreased $2.3 million for First Quarter 2007 to $11.9 million, compared to $14.3 million for First Quarter 2006. The decrease was attributable to decreased pre-tax income driven by our Insurance Operations segment. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for First Quarter 2007 was 24%, compared with 26% for First Quarter 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2006 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding Selective’s purchases of its Common Stock in First Quarter 2007:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]

January 1-31, 2007	5,712	28.60	—	5,222,764
February 1-28, 2007	1,725,572	25.33	1,576,200	3,646,564
March 1-31, 2007	1,396,092	24.70	1,393,787	2,252,777

Total	3,127,376	25.05	2,969,987

[1]	During First Quarter 2007, 155,205 shares were purchased from employees in connection with the vesting of restricted stock and 2,184 shares were purchased from stock option exercises. All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the current market prices of Selective’s Common Stock on the dates of the purchases.

[2]	On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 10.0 million shares, which was extended by the Board of Directors through December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Selective Insurance Group Inc.’s 2007 Annual Meeting of Stockholders was held on April 24, 2007. Voting was conducted in person and by proxy as follows:
(a) Stockholders voted to elect the following three (3) Class I directors, each to serve until the 2010 annual meeting of stockholders or when a successor has been duly elected and qualified, as follows:

	For	Withheld

W. Marston Becker	46,977,335	1,967,503
Gregory E. Murphy	46,953,766	1,991,062
William M. Rue	46,044,200	2,900,638

Continuing directors whose terms do not expire until the 2008 annual meeting of stockholders are: Paul D. Bauer, John C. Burville, Joan M. Lamm-Tennant, Ronald L. O’Kelley, and John F. Rockart. Continuing directors whose terms do not expire until the 2009 annual meeting of stockholders are A. David Brown, William M. Kearns, Jr., S. Griffin McClellan III, and J. Brian Thebault.
(b) Stockholders voted to ratify the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2007 as follows: 47,829,816 shares voted for this proposal; 225,287 shares voted against it, and 889,734 shares abstained.
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
SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	May 2, 2007
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	May 2, 2007
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer