Form 10-Q
period 2007-06-30
SELECTIVE INSURANCE GROUP INC
filed 2007-08-09
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
☑Yes          No☐
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
☐Yes          No☑
As of June 30, 2007, there were 53,473,907 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
(in thousands, except share amounts)	2007	2006

ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value of: $9,375 — 2007; $10,073 — 2006)	$9,200	9,822
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $2,918,383 — 2007; $2,916,884 — 2006)	2,900,341	2,937,100
Equity securities, available-for-sale — at fair value (cost of: $177,279 — 2007; $157,864 — 2006)	321,021	307,376
Short-term investments — (at cost which approximates fair value)	135,298	197,019
Other investments	175,506	144,785

Total investments	3,541,366	3,596,102
Cash and cash equivalents	3,559	6,443
Interest and dividends due or accrued	34,178	34,846
Premiums receivable, net of allowance for uncollectible accounts of: $3,874 — 2007; $3,229 — 2006	547,466	458,452
Other trade receivables, net of allowance for uncollectible accounts of: $24 — 2007; $255 — 2006	20,780	21,388
Reinsurance recoverable on paid losses and loss expenses	4,634	4,693
Reinsurance recoverable on unpaid losses and loss expenses	218,677	199,738
Prepaid reinsurance premiums (Note 5)	75,838	69,935
Current federal income tax	4,308	468
Deferred federal income tax	36,899	15,445
Property and equipment — at cost, net of accumulated depreciation and amortization of: $110,495 — 2007; $103,660 — 2006	58,052	59,004
Deferred policy acquisition costs	230,332	218,103
Goodwill	33,637	33,637
Other assets	41,929	49,451

Total assets	$4,851,655	4,767,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,069,811	1,959,485
Reserve for loss expenses	347,686	329,285
Unearned premiums	863,187	791,540
Senior convertible notes	46,580	57,413
Notes payable	286,138	304,424
Commissions payable	49,533	54,814
Accrued salaries and benefits	82,287	94,560
Other liabilities	103,066	98,957

Total liabilities	3,848,288	3,690,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 93,149,886 — 2007; 91,562,266 — 2006	186,300	183,124
Additional paid-in capital	180,793	153,246
Retained earnings	1,045,939	986,017
Accumulated other comprehensive income	73,688	100,601
Treasury stock — at cost (shares: 39,675,979 — 2007; 34,289,974 — 2006)	(483,353)	(345,761)

Total stockholders’ equity (Note 9)	1,003,367	1,077,227

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$4,851,655	4,767,705

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Revenues:
Net premiums written	$404,923	395,621	$822,108	827,610
Net increase in unearned premiums and prepaid reinsurance premiums	(28,572)	(20,866)	(65,744)	(82,698)

Net premiums earned	376,351	374,755	756,364	744,912
Net investment income earned	40,642	37,390	80,505	73,392
Net realized gains	13,148	14,487	24,391	21,854
Diversified Insurance Services revenue	30,677	27,550	59,855	54,827
Other income	1,220	1,279	3,032	3,142

Total revenues	462,038	455,461	924,147	898,127

Expenses:
Losses incurred	208,621	198,919	411,931	390,282
Loss expenses incurred	42,615	42,644	85,598	84,981
Policy acquisition costs	124,701	119,443	247,619	234,921
Dividends to policyholders	1,022	1,090	2,509	2,298
Interest expense	5,992	4,905	12,323	10,423
Diversified Insurance Services expenses	24,608	23,399	49,419	47,145
Other expenses	6,693	7,762	17,763	16,505

Total expenses	414,252	398,162	827,162	786,555

Income before federal income tax	47,786	57,299	96,985	111,572

Federal income tax expense (benefit):
Current	14,726	18,115	30,337	34,813
Deferred	(2,826)	(2,812)	(6,490)	(5,216)

Total federal income tax expense	11,900	15,303	23,847	29,597

Net income	$35,886	41,996	73,138	81,975

Earnings per share:
Basic net income	$0.69	0.77	1.38	1.51

Diluted net income	$0.64	0.68	1.26	1.32

Dividends to stockholders	$0.12	0.11	0.24	0.22
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Six Months Ended June 30,
($ in thousands, except per share amounts)	2007		2006

Common stock:
Beginning of year	$183,124		173,085
Dividend reinvestment plan (shares: 36,097 — 2007; 31,896 — 2006)	72		64
Convertible debentures (shares: 848,604 — 2007; 3,999,128 — 2006)	1,697		7,998
Stock purchase and compensation plans (shares: 702,919 — 2007; 675,414 — 2006)	1,407		1,351

End of period	186,300		182,498

Additional paid-in capital:
Beginning of year	153,246		71,638
Dividend reinvestment plan	859		809
Convertible debentures	9,831		49,357
Stock purchase and compensation plans	16,857		16,779

End of period	180,793		138,583

Retained earnings:
Beginning of year	986,017		847,687
Net income	73,138	73,138	81,975	81,975
Cash dividends to stockholders ($0.24 per share — 2007; $0.22 per share — 2006)	(13,216)		(12,648)

End of period	1,045,939		917,014

Accumulated other comprehensive income:
Beginning of year	100,601		118,121
Other comprehensive (loss) income:
Decrease in unrealized gains on investment securities, net of deferred income tax effect of: $(14,592) — 2007; $(22,987) — 2006	(27,099)	(27,099)	(42,690)	(42,690)
Defined benefit pension plans, net of deferred income tax effect of: $101 — 2007	186	186	—	—

End of period	73,688		75,431

Comprehensive income		46,225		39,285

Treasury stock:
Beginning of year	(345,761)		(229,407)
Acquisition of treasury stock (shares: 5,386,005 — 2007; 2,948,684 — 2006)	(137,592)		(80,236)

End of period	(483,353)		(309,643)

Total stockholders’ equity	$1,003,367		1,003,883

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Six Months ended
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	June 30,
(in thousands)	2007	2006

Operating Activities
Net income	$73,138	81,975

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,302	12,315
Share-based compensation expense	13,703	7,890
Net realized gains	(24,391)	(21,854)
Deferred tax	(6,490)	(5,216)
Debt conversion expense	—	2,117

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	109,858	120,186
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	66,234	82,632
Increase in current federal income tax recoverable	(3,840)	(3,531)
Increase in premiums receivable	(89,014)	(83,860)
Decrease in other trade receivables	608	34
Increase in deferred policy acquisition costs	(12,229)	(22,068)
Decrease in interest and dividends due or accrued	696	566
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses	59	(352)
Decrease in accrued salaries and benefits	(14,967)	(7,435)
Decrease in accrued insurance expenses	(8,588)	(9,776)
Other-net	5,063	(672)

Net adjustments	51,004	70,976

Net cash provided by operating activities	124,142	152,951

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(231,392)	(428,868)
Purchase of equity securities, available-for-sale	(54,214)	(31,381)
Purchase of other investments	(33,580)	(46,582)
Purchase of short-term investments	(861,197)	(1,362,586)
Net proceeds from sale of subsidiary	—	376
Sale of fixed maturity securities, available-for-sale	51,717	264,340
Redemption and maturities of fixed maturity securities, held-to-maturity	628	972
Redemption and maturities of fixed maturity securities, available-for-sale	176,295	105,537
Sale of equity securities, available-for-sale	60,321	61,317
Proceeds from other investments	8,558	285
Sale of short-term investments	922,902	1,393,547
Purchase of property and equipment	(6,365)	(9,558)

Net cash used in investing activities	33,673	(52,601)

Financing Activities
Dividends to stockholders	(12,023)	(11,422)
Acquisition of treasury stock	(137,592)	(80,236)
Principal payment of notes payable	(18,300)	(18,300)
Net proceeds from stock purchase and compensation plans	4,560	6,581
Cash retained for tax deductibility of the increase in value of equity instruments	2,656	3,308
Cash paid in connection with debt conversion	—	(2,117)

Net cash (used in) financing activities	(160,699)	(102,186)

Net decrease in short-term investments and cash	(2,884)	(1,836)
Cash and cash equivalents at beginning of year	6,443	2,983

Cash and cash equivalents at end of period	$3,559	1,147

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest	$12,573	10,834
Federal income tax	32,000	35,035
Non-cash financing activity:
Conversion of convertible debentures	11,055	58,534
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively known as “Selective”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective Insurance Group, Inc.’s Common Stock is publicly traded on the NASDAQ Global Select Market under the symbol, “SIGI.”
Selective classifies its business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States, and has at least one company licensed to do business in each of the 50 states;

•	Investments; and

•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.
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
These Financial Statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective’s results of operations and financial condition. These Financial Statements cover the second quarters ended June 30, 2007 (“Second Quarter 2007”) and June 30, 2006 (“Second Quarter 2006”) and the six-month periods ended June 30, 2007 (“Six Months 2007”) and June 30, 2006 (“Six Months 2006”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in Selective’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
NOTE 3. Statement of Cash Flow
At December 31, 2006, Selective changed its definition of cash equivalents for presentation in the Statements of Cash Flow. Accordingly, the Six Months 2006 Statement of Cash Flow has been restated to conform with this policy change. In addition, certain amounts in the Statement of Cash Flow for Six Months 2006 have been reclassified to conform to reclassifications made to the balance sheet in the prior year. These reclassifications resulted in immaterial changes to individual line items in the operating activities and investing activities sections of the Statements of Cash Flow, but had no impact on total cash flows from operating activities. Neither the policy change nor the reclassifications had any effect on Selective’s net income or stockholders’ equity. For additional information, refer to Item 8. “Financial Statements and Supplementary Data,” Note 2 of Selective’s 2006 Annual Report.

NOTE 4. Adoption of Accounting Pronouncements
On January 1, 2007, Selective adopted Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“FAS 155”). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. During the fourth quarter of 2006, the Financial Accounting Standards Board (“FASB”) recommended a narrow scope exception for securitized interests if: (i) the securitized interest itself has no embedded derivative (including interest rate related derivatives) that would be required to be accounted for separately other than an embedded derivative that results solely from the embedded call options in the underlying financial assets; and (ii) the investor does not control the right to accelerate the settlement. The adoption of FAS 155 did not have a material impact on the results of operations or financial condition of Selective during Second Quarter 2007 and Six Months 2007.
On January 1, 2007, Selective adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 calls for a two-step process to evaluate tax positions based on the recognition, derecognition, and measurement of benefits related to income taxes. The process begins with an initial assessment of whether a tax position, based on its technical merits and applicability to the facts and circumstances, will “more-likely-than-not” be sustained upon examination, including related appeals or litigation. The “more-likely-than-not” threshold is defined as having greater than a 50% chance of being realized upon settlement. Tax positions that are “more-likely-than-not” sustainable are then measured to determine how much of the benefit should be recorded in the financial statements. This determination is made by considering the probabilities of the amounts that could be realized upon effective settlement. Each tax position is evaluated individually and must continue to meet the threshold in each subsequent reporting period or the benefit will be derecognized. A position that initially failed to meet the “more-likely-than-not” threshold should be recognized in a subsequent period if: (i) a change in facts and circumstances results in the position’s ability to meet the threshold; (ii) the issue is settled with the taxing authority; or (iii) the statute of limitations expires. FIN 48 is effective for fiscal years beginning after December 15, 2006. Selective has analyzed its tax positions in all federal and state jurisdictions in which it is required to file income tax returns for all open tax years. The open tax years for the federal returns are 2003 though 2006. The Internal Revenue Service completed a limited scope examination of tax year 2003 and 2004 that resulted in a favorable adjustment. Selective did not have any unrecognized tax benefits as of January 1, 2007. Selective believes its tax positions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, there was no material change in Selective’s liability for unrecognized tax benefits.
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

NOTE 5. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2006 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Premiums written:
Direct	$451,894	433,145	$908,373	885,444
Assumed	3,322	5,563	7,806	11,052
Ceded	(50,293)	(43,087)	(94,071)	(68,886)

Net	$404,923	395,621	$822,108	827,610

Premiums earned:
Direct	$413,588	403,196	$828,352	799,745
Assumed	7,810	9,720	16,180	19,438
Ceded	(45,047)	(38,161)	(88,168)	(74,271)

Net	$376,351	374,755	$756,364	744,912

Losses and loss expenses incurred:
Direct	$302,006	255,565	$553,750	492,845
Assumed	5,694	7,964	12,365	15,464
Ceded	(56,464)	(21,966)	(68,586)	(33,046)

Net	$251,236	241,563	$497,529	475,263

The ceded premiums and losses included in the above table related to Selective’s flood operations are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Ceded premiums written	$(38,082)	(30,867)	$(70,101)	(56,146)
Ceded premiums earned	(32,155)	(25,469)	(63,036)	(49,364)
Ceded losses and loss expenses incurred	(42,311)	(12,848)	(44,574)	(18,222)

NOTE 6. Segment Information
Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by senior management to manage Selective’s operations:
•	Insurance Operations, which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses) and statutory combined ratios;

•	Investments, which are evaluated based on net investment income and net realized gains and losses; and

•	Diversified Insurance Services (federal flood insurance administrative services and human resource administration outsourcing products and services), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues).
The Insurance Operations and Diversified Insurance Services segments share a common marketing and distribution system and create new opportunities for independent insurance agents to bring value-added services and products to their customers. Selective’s commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are principally sold through independent insurance agents.
Selective and its subsidiaries also provide services to each other in the normal course of business. These transactions, which are eliminated in all consolidated statements, totaled $4.5 million in Second Quarter 2007 and $8.9 million in Six Months 2007 compared with $5.0 million in Second Quarter 2006 and $9.8 million in Six Months 2006. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective also does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following presents revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Insurance Operations:
Commercial automobile net premiums earned	$78,814	80,054	157,603	160,565
Workers compensation net premiums earned	80,873	77,508	163,349	153,309
General liability net premiums earned	101,602	101,966	205,062	201,056
Commercial property net premiums earned	46,796	45,044	93,364	89,434
Business owners’ policy net premiums earned	13,034	11,792	25,875	23,583
Bonds net premiums earned	4,676	4,365	9,376	8,283
Other net premiums earned	171	180	348	360

Total commercial lines net premiums earned	325,966	320,909	654,977	636,590

Personal automobile net premiums earned	33,107	37,274	67,043	75,350
Homeowners’ net premiums earned	15,373	14,696	30,515	29,223
Other net premiums earned	1,905	1,876	3,829	3,749

Total personal lines net premiums earned	50,385	53,846	101,387	108,322

Total net premiums earned	376,351	374,755	756,364	744,912

Miscellaneous income	1,220	1,279	2,971	3,139

Total insurance operations revenues	377,571	376,034	759,335	748,051
Investments:
Net investment income	40,642	37,390	80,505	73,392
Net realized gain on investments	13,148	14,487	24,391	21,854

Total investment revenues	53,790	51,877	104,896	95,246
Diversified Insurance Services:
Human resource administration outsourcing	14,928	15,750	31,723	32,901
Flood insurance	13,656	10,543	24,066	19,464
Other	2,093	1,257	4,066	2,462

Total diversified insurance services revenues	30,677	27,550	59,855	54,827

Total all segments	462,038	455,461	924,086	898,124

Other income	—	—	61	3

Total revenues	$462,038	455,461	924,147	898,127

	Unaudited,		Unaudited,
Income before federal income tax	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Insurance Operations:
Commercial lines underwriting	$6,957	13,273	19,587	36,069
Personal lines underwriting	(7,102)	(201)	(10,015)	(2,055)

Underwriting income, before federal income tax	(145)	13,072	9,572	34,014

GAAP combined ratio	100.0%	96.5%	98.7%	95.4

Statutory combined ratio	97.1%	95.6%	96.4%	94.3

Investments:
Net investment income	40,642	37,390	80,505	73,392
Net realized gain on investments	13,148	14,487	24,391	21,854

Total investment income, before federal income tax	53,790	51,877	104,896	95,246

Diversified Insurance Services:
Income before federal income tax	6,069	4,151	10,436	7,682

Total all segments	59,714	69,100	124,904	136,942

Interest expense	(5,992)	(4,905)	(12,323)	(10,423)
General corporate expenses	(5,936)	(6,896)	(15,596)	(14,947)

Income before federal income tax	$47,786	57,299	96,985	111,572

NOTE 7. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Welfare Benefits Plan for Employees of Selective Insurance Company of America. For more information concerning these plans, refer to Note 16, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in the 2006 Annual Report.

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$1,788	1,761	81	91
Interest cost	2,184	2,016	125	102
Expected return on plan assets	(2,710)	(2,406)	—	—
Amortization of unrecognized prior service cost	37	37	(8)	(8)
Amortization of unrecognized net loss	115	415	—	—
Special termination benefit	900	—	100	—

Net periodic cost	$2,314	1,823	298	185

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$3,576	3,521	162	183
Interest cost	4,368	4,032	250	205
Expected return on plan assets	(5,420)	(4,812)	—	—
Amortization of unrecognized prior service cost	75	75	(16)	(16)
Amortization of unrecognized net loss	229	830	—	—
Special termination benefit	900	—	100	—

Net periodic cost	$3,728	3,646	496	372

In Second Quarter 2007, Selective restructured its personal lines department. As part of this restructuring, an early retirement enhancement option was offered to eligible employees. The present value of the enhancement to be made in conjunction with this early retirement option is equal to $0.9 million for pension benefits and $0.1 million for postretirement life benefits. These amounts are reflected as expense in the results for Second Quarter and Six Months 2007.
As indicated in its 2006 Annual Report, Selective had originally anticipated contributing $4.2 million to the Retirement Income Plan in 2007. That estimate has been revised to $8.2 million, of which $6.1 million has been paid as of June 30, 2007.

NOTE 8. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2007 and Second Quarter 2006 are as follows:

Second Quarter 2007
(in thousands)	Gross	Tax	Net

Net income	$47,786	11,900	35,886

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	(23,571)	(8,250)	(15,321)
Previous unrealized gains currently realized in net income	(13,148)	(4,602)	(8,546)

Net unrealized gains	(36,719)	(12,852)	(23,867)

Net prior service cost arising during period	30	10	20
Net loss arising during period	113	40	73

Defined benefit pension plans, net	143	50	93

Comprehensive income	$11,210	(902)	12,112

Second Quarter 2006
(in thousands)	Gross	Tax	Net

Net income	$57,299	15,303	41,996

Components of other comprehensive income:
Unrealized holding gains during the period	(31,851)	(11,148)	(20,703)
Previous unrealized gains currently realized in net income	(14,487)	(5,071)	(9,416)

Net unrealized losses	(46,338)	(16,219)	(30,119)

Comprehensive income	$10,961	(916)	11,877

The components of comprehensive income, both gross and net of tax, for Six Months 2007 and Six Months 2006 are as follows:

Six Months 2007
(in thousands)	Gross	Tax	Net

Net income	$96,985	23,847	73,138

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	(17,300)	(6,055)	(11,245)
Previous unrealized gains currently realized in net income	(24,391)	(8,537)	(15,854)

Net unrealized gains	(41,691)	(14,592)	(27,099)

Net prior service cost arising during period	60	21	39
Net loss arising during period	227	80	147

Defined benefit pension plans, net	287	101	186

Comprehensive income	$55,581	9,356	46,225

Six Months 2006
(in thousands)	Gross	Tax	Net

Net income	$111,572	29,597	81,975

Components of other comprehensive income:
Unrealized holding gains during the period	(43,823)	(15,338)	(28,485)
Previous unrealized gains currently realized in net income	(21,854)	(7,649)	(14,205)

Net unrealized losses	(65,677)	(22,987)	(42,690)

Comprehensive income	$45,895	6,610	39,285

As of December 31, 2006, Selective adopted Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits (“FAS 158”). Selective recorded the impact of adopting FAS 158 in accumulated other comprehensive income (“AOCI”), a separate component of stockholders’ equity, resulting in a decrease in equity of $13.7 million, after tax. Selective included this decrease in AOCI as a component of comprehensive income, which is separately presented in the 2006 Consolidated Statement of Stockholders’ Equity. Subsequent to the filing of our 2006 Annual Report, Selective identified that, although the impact of adopting FAS 158 was properly included as a decrease to AOCI, it should not have been reflected as a component of comprehensive income. The impact of appropriately excluding the FAS 158 adjustment increases comprehensive income from $146.1 million, as presented, to $159.8 million, as adjusted.
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
On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. On April 24, 2007, the Board of Directors extended the then existing share repurchase program through December 31, 2007. During Six Months 2007, Selective Insurance Group, Inc. repurchased approximately 5.2 million shares of its Common Stock at a total cost of $133.4 million and has no shares remaining under its previously authorized stock repurchase program. In total, 10 million shares were repurchased for $259.8 million under this program. On July 24, 2007, the Board of Directors of Selective Insurance Group, Inc. authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009.
NOTE 10. Commitments and Contingencies
Other investments, as shown on the consolidated balance sheet, were $175.5 million as of June 30, 2007 and $144.8 million as of December 31, 2006. At December 31, 2006, Selective had additional other investment commitments of up to $110.5 million, of which $9.2 million was paid during Second Quarter 2007 and $29.4 million during Six Months 2007. At June 30, 2007, Selective had contractual obligations that expire at various dates through 2022 to further invest up to $134.1 million in these other investments. There is no certainty that any such additional investments will be required.
NOTE 11. Litigation
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving Selective’s Insurance Subsidiaries as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against them. Selective accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Selective’s management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to Selective’s consolidated financial condition, results of operations, or cash flows.

Selective’s Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Selective’s Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. An amended complaint in one such case, Fields, et al. v. Selective Insurance Company of South Carolina, et al., was filed in Fulton County, Georgia in April 2007, and alleges that various Selective entities and employees induced the plaintiffs to settle four prior wrongful death cases by negligently and fraudulently failing to disclose a $1 million umbrella policy that was available to cover any verdict or judgment in the wrongful death cases. The Fields plaintiffs seek damages allegedly arising from, among other things, the non-disclosure of the umbrella coverage, together with interest, attorneys’ fees, treble damages under Georgia’s racketeering statute, and punitive damages. Selective believes that it has valid defenses to these cases, including the Fields case. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should” and “intends” and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in Selective’s future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” in the Annual Report. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time-to-time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
Selective Insurance Group, Inc., (“Selective,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition, and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Selective’s consolidated financial statements in the Annual Report. For reading ease, we have written the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Highlights of Second Quarter 2007 and Six Months 2007 Results;

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments;

•	Ratings; and

•	Federal Income Taxes.
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

Highlights of Second Quarter 2007 and Six Months 2007 Results

Financial Highlights	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands, except per share amounts)	2007	2006	Points		2007	2006	Points

Revenues	$462,038	455,461	1%		$924,147	898,127	3%
Net income	35,886	41,996	(15)		73,138	81,975	(11)
Diluted net income per share	0.64	0.68	(6)		1.26	1.32	(5)
Diluted weighted-average outstanding shares	56,721	62,474	(9)%		58,610	63,186	(7)%
GAAP combined ratio	100.0%	96.5	3.5	pts	98.7%	95.4	3.3	pts
Statutory combined ratio	97.1%	95.6	1.5		96.4%	94.3	2.1
Annualized return on average equity	14.1%	17.1	(3.0	)pts	14.1%	16.5	(2.4	)pts
•	Revenues increased in Second Quarter and Six Months 2007 compared to the same periods in the prior year primarily due to growth in net premiums earned (“NPE”), investment income, and revenues from our Diversified Insurance Services segment.
NPE growth contributed $1.6 million to the $6.6 million revenue growth for Second Quarter 2007 compared to Second Quarter 2006 and $11.5 million to the $26.0 million revenue growth in Six Months 2007 as compared to Six Months 2006. The following factors contributed to the growth of NPE in both the quarter and year-to-date periods:
•	Direct new business written, excluding flood, for the twelve-month period ending June 30, 2007 of $322.0 million as compared to $313.5 million for the twelve-month period ending June 30, 2006.

•	Commercial lines renewal price increases, including exposure, which averaged 2.2% for full year 2006. Partially offsetting the 2006 increases that are being earned are renewal price decreases of 0.5% in Second Quarter 2007 and 0.1% for Six Months 2007.
The above items were partially offset by decreases in NPE on our New Jersey personal automobile book of business attributable to the loss of a portion of our book that was repriced at higher pricing levels through our MATRIX pricing system and subsequently did not renew. Our New Jersey personal automobile book of business experienced a 13% reduction in the number of cars we insured at June 30, 2007 compared to June 30, 2006 and overall personal lines NPE was down 6% in both Second Quarter and Six Months 2007 to $50.4 million and $101.4 million, respectively.
Net investment income earned in Second Quarter 2007 increased 9% over Second Quarter 2006 and contributed $3.3 million to the $6.6 million revenue growth in the quarter this year compared to last year. On a year-to-date basis, net investment income earned increased 10% compared to Six Months 2006 and contributed $7.1 million to the $26.0 million revenue growth in Six Months 2007 compared to Six Months 2006. Increased net investment income is primarily attributable to a higher invested asset base resulting from net investable cash flows of $326.9 million for the year ended December 31, 2006. This net investable cash flow, which includes net proceeds of $96.8 million from our $100.0 million junior subordinated notes offering in the third quarter of 2006, is partially offset by treasury stock purchases of 4.1 million shares under our authorized program at a total cost of $110.1 million for the full year 2006. During Six Months 2007, Selective Insurance Group, Inc. purchased an additional 5.2 million shares at a total cost of $133.4 million, driving the negative investable cash flow for that period of $42.9 million.
Diversified Insurance Services revenue contributed $3.1 million to the $6.6 million revenue growth in Second Quarter 2007 compared to Second Quarter 2006, and contributed $5.0 million to the $26.0 million revenue growth in Six Months 2007 compared to Six Months 2006. This was primarily the result of (i) increased flood revenue of $2.1 million to $12.3 million in Second Quarter 2007 and $3.7 million to $22.6 million in Six Months 2007 generated by higher levels of serviced premium, and (ii) increased flood claims revenue of $1.0 million to $1.4 million in Second Quarter 2007 and $0.9 million to $1.4 million in Six Months 2007 generated by northeastern storms occurring in Second Quarter 2007.

•	Net income decreased in Second Quarter and Six Months 2007 compared to the same periods in the prior year, primarily due to:
•	Increases in loss and loss expenses of $9.7 million in Second Quarter 2007 compared to Second Quarter 2006 and $22.3 million in Six Months 2007 compared to Six Months 2006, resulting from increases in property claims of $8.7 million in Second Quarter 2007 and $24.2 million in Six Months 2007, including catastrophe losses, that were partially offset by increases in favorable prior year development. Net favorable prior year loss and loss expense development within our casualty lines of business was approximately $3 million in Second Quarter 2007 and $8 million in Six Months 2007 compared to $1 million in both Second Quarter and Six Months 2006.

•	Increases in policy acquisition costs of $5.3 million in Second Quarter 2007 compared to Second Quarter 2006 and $12.7 million in Six Months 2007 compared to Six Months 2006 were driven by increased labor expenses.
These increased expenses were partially offset by revenue increases as described above and decreases in federal income tax expense of $3.4 million in Second Quarter 2007 compared to Second Quarter 2006 and $5.8 million in Six Months 2007 compared to Six Months 2006, primarily attributable to lower underwriting income in our Insurance Operations segment.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States through 845 independent insurance agencies. Selective has at least one Insurance Subsidiary licensed to do business in each of the 50 states. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 87% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 13% of NPW. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business” of Selective’s 2006 Annual Report.

Summary of Insurance Operations

All Lines	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

GAAP Insurance Operations Results:
NPW	$404,923	395,621	2%		822,108	827,610	(1)%

NPE	376,351	374,755	—		756,364	744,912	2
Less:
Losses and loss expenses incurred	251,236	241,563	4		497,529	475,263	5
Net underwriting expenses incurred	124,238	119,030	4		246,754	233,337	6
Dividends to policyholders	1,022	1,090	(6)		2,509	2,298	9

Underwriting income	$(145)	13,072	(101)%		9,572	34,014	(72)%

GAAP Ratios:
Loss and loss expense ratio	66.8%	64.5	2.3	pts	65.8%	63.8	2.0	pts
Underwriting expense ratio	32.9%	31.7	1.2		32.6%	31.3	1.3
Dividends to policyholders ratio	0.3%	0.3	—		0.3%	0.3	—

Combined ratio	100.0%	96.5	3.5		98.7%	95.4	3.3

Statutory Ratios: [1]
Loss and loss expense ratio	66.0%	64.1	1.9		65.2%	63.5	1.7
Underwriting expense ratio	30.8%	31.2	(0.4)		30.9%	30.5	0.4
Dividends to policyholders ratio	0.3%	0.3	—		0.3%	0.3	—

Combined ratio	97.1%	95.6	1.5	pts	96.4%	94.3	2.1	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 98.1% for Second Quarter 2007 and 97.1% for Six Months 2007 compared to 96.2% for Second Quarter 2006 and 94.8% for Six Months 2006.
•	NPW increased 2% to $404.9 million in Second Quarter 2007 compared to Second Quarter 2006 and decreased 1% to $822.1 million in Six Months 2007 compared to Six Months 2006. Excluding the impact of the New Jersey Homeowners’ Quota Share Treaty, which increased Six Months 2006 NPW by $11.3 million, NPW increased 1% or $5.8 million in Six Months 2007 compared to Six Months 2006. Premium growth resulting from increases in direct new business written of 12% to $91.9 million for Second Quarter 2007 and 7% to $177.1 million for Six Months 2007 was partially offset by:
•	Commercial Lines renewal pricing, including exposure, that decreased 0.5% in Second Quarter 2007 and 0.1% in Six Months 2007, while increasing 2.2% in Second Quarter 2006 and 2.8% in Six Months 2006, reflecting a highly competitive and volatile commercial lines marketplace.

•	A decline in NPW for our New Jersey personal automobile business of $4.4 million to $21.2 million for Second Quarter 2007 and $9.0 million to $41.7 million for Six Months 2007. This decrease was driven by a reduction in the number of New Jersey personal automobiles that we insure primarily as a result of repricing at higher levels through our MATRIX pricing system.
•	The 2.3-point increase in the GAAP loss and loss expense ratio in Second Quarter 2007 compared to Second Quarter 2006 and the 2.0-point increase in Six Months 2007 compared to Six Months 2006 were primarily attributable to increases in property losses of $8.7 million in Second Quarter 2007 and $24.2 million in Six Months 2007 compared to the prior year periods. This increase was predominantly driven by higher non-catastrophe losses, and increased catastrophe losses of $2.2 million to $7.3 million for Second Quarter 2007 and $3.9 million to $12.1 million for Six Months 2007. These increased property losses were partially offset by improved profitability in our workers compensation line of business and net favorable prior year loss and loss expense development within our casualty lines of business of approximately $3 million in Second Quarter 2007 and $8 million in Six Months 2007 compared to $1 million in both Second Quarter and Six Months 2006.

•	The increases in the GAAP underwriting expense ratio in Second Quarter and Six Months 2007 compared to Second Quarter and Six Months 2006 were primarily attributable to increases in underwriting expenses that outpaced premium growth in the comparable periods. Increased labor expenses, as well as a $1.3 million charge associated with the reorganization of our Personal Lines department, drove the increase in expense dollars.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. During the first half of 2007 we have seen a softening market due to accelerated competition, leading to pricing deterioration in the primary insurance market which was worse than originally anticipated. We expect this trend to continue throughout the remainder of the year and into 2008. The average forecast, according to the “A.M. Best Review/Preview” dated April 23, 2007, calls for commercial lines net premiums written to be relatively flat for 2007 compared to 1.6% growth in 2006. The 2007 NPW forecast is ranked the second slowest rate of growth for property and casualty insurers since 1998. Accelerated competition in the marketplace, coupled with premium growth that is expected to be relatively flat, has also led to an increased interest in merger and acquisition activity within the industry.
Even in this competitive market, we believe we will be able to continue to profitably grow our business based on strong agency relationships and our unique field-based model. To this end, we have developed market-planning tools that are allowing us to strategically appoint additional independent agencies as well as agency management specialists (“AMSs”) in under-penetrated territories, with classes of business that we know historically have been profitable. Through the end of Second Quarter 2007, Selective’s total agency count increased to 845, up from 772 at year-end, serviced by 98 field-based AMSs who make hands-on underwriting decisions in agents’ offices on a daily basis. The “high-touch” component of our model is backed by technology that allows agents and Selective’s field teams to input business seamlessly into our systems. These systems include our One & Done small business system and our xSELerate straight-through processing system. Premiums of $251,000 per workday were processed through our One & Done small business system in Second Quarter 2007, up 29% from Second Quarter 2006. Additionally, we continue to pursue our organic growth strategy. Effective July 1, 2007, we have entered our 21st primary state, Massachusetts, for Commercial Lines only. Later this year, we also have plans to expand Personal Lines into Rhode Island, Minnesota, and Iowa, states that are already within our existing Commercial Lines footprint.
In addition to pricing deterioration, future profitability may also be impacted by the following:
(i) Higher loss trends, which are characterized by changes in frequency and severity. When renewal pure price increases are declining and loss costs trend higher, a market cycle shift occurs. General inflation and, notably, medical inflation, can drive loss costs up, leading to higher industry-wide statutory combined ratios. We believe it is critical to have a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends during market cycles. Some of the tools we use to lower frequency and severity are knowledge management, predictive modeling, safety management, managed care, and enhanced claims review.
(ii) The hardening of the reinsurance market as a result of changes in reinsurers’ models of catastrophic risk has led to higher property catastrophe costs over the past couple of years as well as continued concern over the Terrorism Risk Insurance Act of 2002 (“TRIA”) and the long-term extension of this federal terror backstop. Currently, there is a proposed legislative bill before the House of Representatives that would extend TRIA through 2017 with certain changes. Such changes include, but are not limited to: (i) a requirement that insurers offer coverage for nuclear, biological, chemical and radiological (“NBCR”) attacks with the same terms and conditions as that for conventional losses; (ii) the elimination of the distinction between foreign and domestic acts; (iii) a reduction in the trigger level from $100 million to $50 million; and (iv) the addition of a separate 7.5% deductible for NBCR losses.
Although it is uncertain at this time whether our initiatives will offset macro pricing and loss trends, we have outperformed the industry’s loss and loss adjustment expense ratio by 7.1 points, on average, over the past 10 years.

Review of Underwriting Results by Line of Business
Commercial Lines Results

Commercial Lines	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

GAAP Insurance Operations Results:
NPW	$351,469	340,722	3%		721,725	711,363	2%

NPE	325,966	320,909	2		654,977	636,590	3
Less:
Losses and loss expenses incurred	212,065	204,065	4		420,323	400,044	5
Net underwriting expenses incurred	105,922	102,481	3		212,558	198,179	7
Dividends to policyholders	1,022	1,090	(6)		2,509	2,298	9

Underwriting income	$6,957	13,273	(48)%		19,587	36,069	(46)%

GAAP Ratios:
Loss and loss expense ratio	65.1%	63.6	1.5	pts	64.2%	62.8	1.4	pts
Underwriting expense ratio	32.5%	32.0	0.5		32.5%	31.1	1.4
Dividends to policyholders ratio	0.3%	0.3	—		0.4%	0.4	—

Combined ratio	97.9%	95.9	2.0		97.1%	94.3	2.8

Statutory Ratios:
Loss and loss expense ratio	64.6%	63.4	1.2		63.8%	62.6	1.2
Underwriting expense ratio	31.0%	31.7	(0.7)		30.7%	30.6	0.1
Dividends to policyholders ratio	0.3%	0.3	—		0.4%	0.4	—

Combined ratio	95.9%	95.4	0.5	pts	94.9%	93.6	1.3	pts

•	NPW increased 3% in Second Quarter 2007 compared to Second Quarter 2006 and 2% in Six Months 2007 compared to Six Months 2006. Premium growth resulting from increases in direct new business written of $9.3 million to $82.7 million for Second Quarter 2007 and $12.3 million to $159.4 million in Six Months 2007, were partially offset by:
•	Decreases in endorsement activity of $2.0 million in Second Quarter 2007 and $4.5 million in Six Months 2007 as compared to the prior year periods; and

•	Competitive pressure on our renewal book of business, particularly on the high end of our middle market business. This competitive pressure is reflected in our renewal prices, including exposure, which decreased 0.5% in Second Quarter 2007 and 0.1% in Six Months 2007 compared to increases of 2.2% in Second Quarter 2006 and 2.8% in Six Months 2006.
•	NPE increased reflecting increases in NPW over the last 12 months.

•	The 1.5 point increase in the GAAP loss and loss expense ratio in Second Quarter 2007 compared to Second Quarter 2006 and 1.4 point increase in the Six Months 2007 compared to Six Months 2006, was primarily attributable to increased property losses that added 2.2 points to the loss and loss expense ratio for Second Quarter 2007 compared to Second Quarter 2006 and 2.9 points for Six Months 2007 compared to Six Months 2006. This includes catastrophe losses that increased by 0.6 points to $5.2 million in Second Quarter 2007 and 0.5 points to $9.4 million in Six Months 2007 compared to $3.3 million in Second Quarter 2006 and $5.7 million in Six Months 2006. Increased property losses were partially offset by improved profitability in our workers compensation line of business, as well as net favorable prior year loss and loss expense development within our casualty lines of business that amounted to $4 million in Second Quarter 2007, representing a 1.1 point decrease in the ratio compared to $1 million in Second Quarter 2006 and $7 million in Six Months 2007, representing a 1.0 point decrease in the ratio compared to $1 million in Six Months 2006.

•	The increase in the GAAP underwriting expense ratio in Second Quarter and Six Months 2007 compared to the same periods last year was attributable to increases in underwriting expenses that outpaced premium growth. These underwriting expense increases were driven by higher labor costs.

The following is a discussion on our most significant commercial lines of business:
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$110,348	109,945	—%		229,039	227,620	1%
Statutory NPE	101,602	101,967	—		205,062	201,056	2
Statutory combined ratio	100.1%	94.3	5.8	pts	97.5%	94.1	3.4	pts
% of total statutory commercial NPW	31%	32			32%	32
Total policy counts in this line of business increased 8% in Second Quarter and Six Months 2007 compared to Second Quarter and Six Months 2006. New business premiums in this line of business increased 15% for Second Quarter 2007 and 8% for Six Months 2007 compared to Second Quarter 2006 and Six Months 2006. Evidence of the softening market is illustrated in our renewal pricing for this line, including exposure, which decreased 1% in Second Quarter 2007 and Six Months 2007 compared to an increase of 2% in Second Quarter 2006 and Six Months 2006. Despite the difficult pricing environment, retention remained relatively stable at 76% in Second Quarter and Six Months 2007 compared to 77% in Second Quarter and Six Months 2006.
Pricing pressure coupled with adverse loss development of approximately $3 million in Second Quarter 2007 compared to $2 million in Second Quarter 2006 and approximately $6 million in Six Months 2007 compared to $4 million in Six Months 2006 continues to put pressure on profitability in this line of business. However, we continue to concentrate on our long-term strategy to improve profitability, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contractor and subcontractor-underwriting guidelines to minimize losses.
Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$90,259	84,103	7%		183,910	177,998	3%
Statutory NPE	80,884	77,519	4		163,372	153,335	7
Statutory combined ratio	102.2%	111.0	(8.8	)pts	100.2%	110.6	(10.4	)pts
% of total statutory commercial NPW	26%	25			25%	25
Our multi-faceted workers compensation strategy, which incorporates our knowledge management and predictive modeling initiatives, has enabled us to retain and write more of the best accounts, which has led to Second Quarter and Six Months 2007 increases in total policy counts of 8% and 7%, respectively, compared to Second Quarter and Six Months 2006. Direct new voluntary policy premiums increased 32% for Second Quarter 2007 and 25% for Six Months 2007 compared to Second Quarter 2006 and Six Months 2006. At the same time, these initiatives have allowed us to target price increases for our worst performing business, which contributed to the decrease in our retention in Second Quarter 2007 and Six Months 2007 to 79% from 81% in Second Quarter 2006 and Six Months 2006, thereby improving the profitability of our retained business.
The improvement in the statutory combined ratio of this line of 8.8 points in Second Quarter 2007 compared to Second Quarter 2006, and 10.4 points in Six Months 2007 compared to Six Months 2006 reflects not only the ongoing progress resulting from the execution of our multi-faceted workers compensation strategy, but also favorable prior year statutory development relating to medical loss cost trends of approximately $2 million or 1.2 points in Six Months 2007 compared to adverse development in Six Months 2006 of approximately $3 million or 2.0 points.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$82,781	81,726	1%		170,528	173,770	(2)%
Statutory NPE	78,814	80,054	(2)		157,603	160,565	(2)
Statutory combined ratio	84.1%	88.2	(4.1	)pts	86.1%	85.2	0.9	pts
% of total statutory commercial NPW	23%	24			24%	24
Continued strong performance in this line of business is the result of underwriting improvements over the last several years. We have implemented targeted rate decreases on the best accounts to grow this profitable line of business. The total policy count on this line increased 7% in Second Quarter 2007 compared to Second Quarter 2006, driven by new policy count increases of 12% in Second Quarter 2007 compared to Second Quarter 2006. The total policy count on this line increased 7% in Six Months 2007 compared to Six Months 2006, driven by new policy count increases of 11% in Six Months 2007 compared to Six Months 2006. However, renewal prices, including exposure, decreased 3.0% in Second Quarter 2007 and 2.6% in Six Months 2007 as compared to decreases of 1.3% in Second Quarter 2006 and 0.6% in Six Months 2006, which has put pressure on NPW, as well as NPE. Lower severity trends have resulted in favorable prior year loss development of approximately $7 million in Second Quarter 2007 and $10 million in Six Months 2007 compared to favorable prior year loss development of approximately $2 million in Second Quarter 2006 and $8 million in Six Months 2006.
Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$49,431	47,109	5%		100,498	96,327	4%
Statutory NPE	46,796	45,044	4		93,364	89,434	4
Statutory combined ratio	94.0%	85.6	8.4	pts	93.1%	82.7	10.4	pts
% of total statutory commercial NPW	14%	14			14%	14
Net premiums written for this line of business increased in Second Quarter 2007 and Six Months 2007 compared to the same periods in 2006 due to: (i) increases in direct new policy premium of 8% in Second Quarter 2007 to $11.7 million and 6% in Six Months 2007 to $23.5 million; (ii) stable retention of approximately 80% over the past two years; and (iii) renewal prices, including exposure, that remained flat in Second Quarter 2007 and increased 0.7% in Six Months 2007 compared to increases of 1.7% in Second Quarter 2006 and 2.4% in Six Months 2006.
The statutory combined ratio for commercial property deteriorated in Second Quarter and Six Months 2007 compared to the same periods last year, primarily as a result of increases of $4.4 million in property losses in Second Quarter 2007 and $11.2 million in Six Months 2007. These increases were primarily the result of an increase in severity of losses, mainly attributable to flood events, electrical fires, and catastrophes. Catastrophe losses increased $1.6 million to $4.4 million in Second Quarter 2007 compared to Second Quarter 2006 and $2.6 million to $7.9 million in Six Months 2007 compared to Six Months 2006.

Personal Lines Results

Personal Lines	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

GAAP Insurance Operations Results:
NPW	$53,454	54,899	(3)%		100,383	116,247	(14)%

NPE	50,385	53,846	(6)		101,387	108,322	(6)
Less:
Losses and loss expenses incurred	39,171	37,498	5		77,206	75,219	3
Net underwriting expenses incurred	18,316	16,549	11		34,196	35,158	(3)

Underwriting income (loss)	$(7,102)	(201)	(3,433)%		(10,015)	(2,055)	(387)%

GAAP Ratios:
Loss and loss expense ratio	77.7%	69.6	8.1	pts	76.1%	69.4	6.7	pts
Underwriting expense ratio	36.4%	30.8	5.6		33.7%	32.5	1.2

Combined ratio	114.1%	100.4	13.7		109.8%	101.9	7.9

Statutory Ratios:[1]
Loss and loss expense ratio	75.1%	69.1	6.0		74.7%	69.0	5.7
Underwriting expense ratio	30.4%	27.5	2.9		31.0%	29.3	1.7

Combined ratio	105.5%	96.6	8.9	pts	105.7%	98.3	7.4	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines Statutory Combined Ratio excluding flood is 112.7% for Second Quarter 2007 and 111.4% for Six Months 2007 compared to 101.1% for Second Quarter 2006 and 102.4% for Six Months 2006.
•	NPW decreased 3% to $53.5 million in Second Quarter 2007 compared to Second Quarter 2006 and decreased 14% to $100.4 million in Six Months 2007 compared to Six Months 2006 primarily due to a decline in net premiums written for our New Jersey personal automobile business of $4.4 million to $21.2 million for Second Quarter 2007 and $9.0 million to $41.7 million for Six Months 2007. This decrease was driven by a reduction in the number of New Jersey personal automobiles that we insure primarily as a result of repricing that portion of our book at higher levels through our MATRIX pricing system. Also impacting Six Months 2006 was a one-time benefit in the first quarter of 2006 due to the termination of the New Jersey Homeowners’ Quota Share Treaty, which increased NPW by $11.3 million.

The New Jersey personal automobile market has been influenced by the introduction of new companies writing business in the state with rating plans that allow them to price accounts competitively. Our new Personal Lines rating plan was not approved and implemented until August 2006. Our new plan allows us to better evaluate and price risks, which will help us to profitably compete for new business in an agent’s office. We are in the process of moving our existing renewal inventory into our new pricing and tiering structure in New Jersey, which has caused a one-time dislocation in this book of business due to the repricing of certain business at higher levels, some of which did not renew. As annual increases or decreases are capped at 20% by the New Jersey Department of Banking and Insurance, we expect improvements to materialize over a three year period. We continue to focus on increasing new business production within and outside of New Jersey through this advanced pricing methodology. Total Personal Lines NPW outside of New Jersey increased 10% to $21.6 million for the Second Quarter 2007 compared to Second Quarter 2006 and 9% to $40.2 million for Six Months 2007 compared to Six Months 2006. In our continuing efforts to improve our existing book of automobile business, we have implemented average renewal rate increases of 13.1% in Pennsylvania effective August 1, 2007 and 8.5% in Maryland effective September 1, 2007. Such rate increases were necessary, as these states have regulatory restrictions on moving the renewal book into our new pricing methodology.

•	The deterioration in the GAAP loss and loss expense ratio in Second Quarter and Six Months 2007 compared to the same periods last year was primarily attributable to increases of $0.7 million, or 3.1 points in property losses in Second Quarter 2007 and $3.8 million, or 5.3 points in property losses in Six Months 2007. These increases, which were driven by the Homeowners line of business, included increases in catastrophe losses of $0.3 million to $2.1 million for Second Quarter 2007 and $0.2 million to $2.7 million for Six Months 2007 compared to the prior year periods. Additionally, for Second Quarter 2007, total Personal Lines adverse prior year development of approximately $1 million increased the ratio, while Six Months 2007 saw favorable prior year development of approximately $1 million. There was no comparable prior year development in Second Quarter or Six Months 2006.

•	The deterioration in the GAAP underwriting expense ratio in Second Quarter and Six Months 2007 compared to Second Quarter and Six Months 2006 was primarily attributable to: (i) the premium shortfall in Second Quarter and Six Months 2007; (ii) overhead costs that have outpaced premiums earned in Second Quarter and Six Months 2007; and (iii) costs associated with the reorganization of the Personal Lines department in May of 2007 that reduced the staffing level by 31 employees. This reorganization added 2.6 points to the underwriting expense ratio in Second Quarter 2007 and 1.3 points in Six Months 2007.
Reinsurance
We have successfully completed negotiations of our July 1, 2007 excess of loss treaties with highlights as follows:
Property Excess of Loss
•	The treaty was renewed with the same limit of $23.0 million in excess of a $2.0 million retention.

•	The terms and conditions are consistent with the expiring treaty.
Casualty Excess of Loss
•	The treaty structure remained unchanged. Continuing provisions include:
•	The Workers Compensation Only treaty renewed with a $3.0 million excess $2.0 million retention.

•	The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers all of our casualty business, including workers compensation, renewed with a $45.0 million excess of $5.0 million retention.

•	The additional layer to the Casualty Treaty, which was placed in January 2007 and provides coverage up to 75% of $40.0 million in excess of $50.0 million, continues in effect until July 2008.
•	Consistent with the prior year, the treaty excludes nuclear, biological, chemical, and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation in the $40 million excess of $50 million layer, remain at $175 million for workers compensation losses and $166 million for all other casualty losses.

Property Catastrophe Excess of Loss
We continuously reevaluate our overall reinsurance program and the most effective ways to manage our risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of portfolio, limits written, projected reinsurance costs, and projected impact on earnings and statutory surplus. We strive to balance the often opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk. Effective June 15, 2007, we placed an additional $50.0 million of coverage on top of our existing $285 million in excess of $40 million program (with 5% co-participation in all layers) to address growth in insured values. The combined program provides $318.3 million of coverage, net of co-participation, in excess of $40 million retention per occurrence and aggregate annual limits of $636.5 million. The following table presents Risk Management Solutions, Inc.’s (“RMS”) v6.0 modeled hurricane losses based on the Insurance Subsidiaries property book of business as of December 31, 2006:

($ in thousands)	Stochastic Basis			Historic Basis
	Gross		Net Losses	Gross		Net Losses
Occurrence Exceedence	Losses	Net	as a Percent	Losses	Net	as a Percent
Probability	RMS v6.0	Losses[1]	of Equity[2]	RMS v6.0	Losses[1]	of Equity[2]

4.00% (1 in 25 year event )	$68,615	$28,924	3%	$48,550	$26,874	3%
2.00% (1 in 50 year event)	$132,918	$34,570	3%	$100,260	$32,151	3%
1.00% (1 in 100 year event)	$242,951	$41,759	4%	$191,139	$38,653	4%
0.40% (1 in 250 year event)	$485,864	$121,444	12%	$403,209	$67,718	7%

[1]	Net losses are after-tax and include applicable reinstatement premium.

[2]	Equity as of June 30, 2007.
Our current catastrophe program provides protection for a 1 in 227 year event, or an event with a 0.4% probability according to the RMS v6.0 historic model, and for a 1 in 175 year event, or an event with 0.5% probability according to the RMS v6.0 stochastic model. The new layer increased the cost of our catastrophe excess of loss program by $1.7 million.
Investments
Our investment portfolio consists primarily of fixed maturity investments (82% at June 30, 2007), but also contains equity securities, short-term investments, and other investments. Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The risk objective for our entire portfolio is to ensure that our investments are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited			Unaudited
	Quarter ended		Change	Six Months ended		Change
	June 30,		% or	June 30,		% or
($ in thousands)	2007	2006	Points	2007	2006	Points

Net investment income — before tax	$40,642	37,390	9%	$80,505	73,392	10%
Net investment income — after tax	31,788	29,098	9	62,945	57,276	10
Total invested assets				3,541,366	3,240,476	9
Effective tax rate	21.8%	22.2	(0.4) pts	21.8%	22.0	(0.2) pts
Annual after-tax yield on investment portfolio				3.5%	3.5	—
The increases in net investment income before tax were primarily the result of increased invested assets within our portfolio. The value of the investment portfolio reached $3.5 billion at June 30, 2007, an increase of 9% compared to $3.2 billion at June 30, 2006. The increase in invested assets was due, in part, to cash flows from operations of $393.1 million in 2006. The junior subordinated notes offering in September 2006 also added approximately $96.8 million in assets in 2006. This increase in invested assets was primarily in fixed maturity securities, which increased interest income by $2.9 million for Second

Quarter 2007 compared to Second Quarter 2006 and $6.0 million for Six Months 2007 compared to Six Months 2006. Although short-term interest rates rose in the second quarter, short-term investment income decreased $0.2 million in Second Quarter 2007 compared to Second Quarter 2006, and only increased $0.6 million for Six Months 2007 compared to Six Months 2006, due to the use of a portion of short-term investments to fund treasury stock purchases of 2.3 million shares for $59.1 million in Second Quarter 2007 and 5.2 million shares for $133.4 million for Six Months 2007.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets at June 30, 2007. Seventy-two percent (72%) of our fixed maturities portfolio is rated “AAA” while the portfolio has an average rating of “AA,” Standard & Poor’s (“S&P”) second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade. Non-investment grade securities (below BBB-) represented less than 1%, or approximately $15 million, of our fixed maturity portfolio at June 30, 2007 and approximately $10 million at December 31, 2006. Our mortgage backed securities portfolio totaled $670.0 million at June 30, 2007, with an average credit rating of AA+. Selective has no direct and no material indirect sub-prime mortgage exposure. Prior to investing in mortgage-backed securities, we analyze, among other things, each transaction’s FICO® credit score and loan to value ratio.
The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of our fixed maturities portfolio:

	Unaudited
	June 30,	December 31,
Rating	2007	2006

Aaa/AAA	72%	73%
Aa/AA	17%	17%
A/A	7%	7%
Baa/BBB	4%	3%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 4.0 years while the Insurance Subsidiaries’ liabilities have a duration of approximately 3 years. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for the securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facilities. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, while enhancing our financial strength and underwriting capacity.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment’s results included net realized gains before tax of $13.1 million in Second Quarter 2007 compared to $14.5 million in Second Quarter 2006, and $24.4 million in Six Months 2007 compared to $21.9 million in Six Months 2006. The majority of the net realized gains for both the Second Quarter 2007 and Six Months 2007 reflect the sale of certain long-term equity investments as part of a sector and portfolio reallocation effort. There were no write-downs in Second Quarter 2007 and 2006 or Six Months 2007 and 2006. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio. We generally sell securities to reduce our exposure to securities and sectors based upon economic evaluations or if the fundamentals for that security or sector have deteriorated and/or for tax planning purposes. We typically have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Six Months ended	Six Months ended
($ in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Held-to-maturity fixed maturities
Gains	$—	—	—	—
Losses	—	—	—	—
Available-for-sale fixed maturities
Gains	139	1,392	355	1,908
Losses	(703)	(4,111)	(1,008)	(5,868)
Available-for-sale equity securities
Gains	13,774	19,010	25,464	27,906
Losses	(62)	(1,804)	(420)	(2,092)

Total net realized gains	$13,148	14,487	24,391	21,854

We realized gains and losses from the sale of available-for-sale debt and equity securities during Second Quarter and Six Months 2007 and Second Quarter and Six Months 2006. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	June 30, 2007		June 30, 2006

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 — 6 months	$13.8	0.2	59.0	1.0
7 — 12 months	5.3	0.1	50.7	2.1
Greater than 12 months	10.2	0.2	10.6	0.7

Total fixed maturities	29.3	0.5	120.3	3.8

Equity Securities:
0 — 6 months	1.4	0.1	5.4	1.2
7 — 12 months	—	—	1.6	0.6
Greater than 12 months	—	—	—	—

Total equity securities	1.4	0.1	7.0	1.8

Total	$30.7	0.6	127.3	5.6

Period of time in an	Unaudited		Unaudited
unrealized loss position	Six Months ended		Six Months ended
($ in millions)	June 30, 2007		June 30, 2006

	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss

Fixed maturities:
0 — 6 months	$13.8	0.2	93.8	1.5
7 — 12 months	5.3	0.1	66.0	2.4
Greater than 12 months	10.2	0.2	24.3	1.1

Total fixed maturities	29.3	0.5	184.1	5.0

Equity Securities:
0 — 6 months	2.6	0.3	8.0	1.4
7 — 12 months	0.3	0.2	2.4	0.7
Greater than 12 months	—	—	—	—

Total equity securities	2.9	0.5	10.4	2.1

Total	$32.2	1.0	194.5	7.1

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk during the period that the individual security was sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic conditions; or (iii) tax purposes.
Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position as of June 30, 2007 and December 31, 2006:

Period of time in an unrealized loss	Unaudited
Position	June 30, 2007		December 31, 2006

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss

Fixed maturities:
0 — 6 months	$1,134.8	14.4	376.6	1.7
7 — 12 months	229.5	4.3	107.6	0.7
Greater than 12 months	704.0	14.4	705.8	10.1

Total fixed maturities	2,068.3	33.1	1,190.0	12.5

Equities:
0 — 6 months	12.4	0.6	7.8	0.2
7 — 12 months	—	—	—	—
Greater than 12 months	0.8	0.1	0.4	0.2

Total equity securities	13.2	0.7	8.2	0.4

Other:
0 — 6 months	—	—	6.9	0.1
7 — 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	—	—	6.9	0.1

Total	$2,081.5	33.8	1,205.1	13.0

Broad changes in the overall market or interest rate environment generally do not lead to impairment charges. We believe the fluctuations in the fair value of fixed maturities and the increase in the associated gross unrealized loss since December 31, 2006 were primarily due to a rise in interest rates. As of June 30, 2007, our portfolio contained 576 securities in an unrealized loss position.

The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at June 30, 2007 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value

One year or less	$144.1	143.2
Due after one year through five years	844.7	831.9
Due after five years through ten years	1,022.6	1,004.9
Due after ten years through fifteen years	55.2	54.2
Due after fifteen years	34.8	34.1

Total	$2,101.4	2,068.3

Investments Outlook
Marketplace apprehension that persisted during Six Months 2007 continues into the second half of the year. Concerns persist regarding escalating raw material costs, rising energy prices, exposures to sub-prime mortgages, and potential threats of terrorism. The dramatic rise in energy prices has begun to take its toll on consumer spending, while the housing market remains tenuous at best. For the eighth consecutive time in June, the Federal Reserve left its target Federal Funds rate at 5.25%. The Federal Reserve remains vigilant about inflation, and market valuations reflect a low expectation for a rate cut in the near future. Despite these trends, and as reported economic indicators suggested, growth in Second Quarter 2007 accelerated. Second Quarter 2007 indices on U.S. jobs, wages, consumption, services, manufacturing outlook, inventory recovery and exports have all shown strength, with positive indications for the second half of the year as well.
In June, bond yields rose dramatically, as anticipated economic growth weighed in more heavily than housing slump concerns. However, we plan to reduce municipal positions and add mortgage and asset-backed related products on an opportunistic basis that meet our credit quality parameters, including FICO® credit scores and loan to value ratios.
We continue to position our core equity portfolio more defensively, increasing our exposure to the consumer staples sector while maintaining our position in the healthcare sector. We have added several large cap multinational equities to our core equity portfolio that we believe are poised to benefit from strong global economic growth prospects. Although we continue to selectively reduce our exposure to energy and materials in our core portfolio, we still view these sectors favorably.
In our “Other investments” portfolio, we have increased our number of alternative investments. We intend to continue to engage existing quality managers with well-defined strategies as we look to evaluate new investment ideas that fit into our existing portfolio. Our strategy is to find exceptional managers in alternative strategies that are relatively uncorrelated to the public equity and debt markets.
Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing (“HR Outsourcing”) and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During Second Quarter 2007, these operations provided a contribution of $0.07 per diluted share compared to $0.04 per diluted share in Second Quarter 2006 and $0.12 per diluted share in Six Months 2007 compared to $0.08 per diluted share in Six Months 2006. Contributions from the Diversified Insurance Services segment, particularly the flood business, continue to provide a level of mitigation to insurance pricing cycles and the adverse impact that catastrophe losses have on our

Insurance Operations segment. We measure the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,		% Change		June 30,		% Change
($ in thousands)	2007	2006	or Points		2007	2006	or Points

HR Outsourcing
Revenue	$14,928	15,751	(5)%		$31,723	32,901	(4)%
Pre-tax profit	1,341	1,075	25		2,599	1,867	39
Flood Insurance
Revenue	13,656	10,543	30		24,066	19,464	24
Pre-tax profit	3,765	2,430	55		5,767	4,650	24
Other
Revenue	2,093	1,256	67		4,066	2,462	65
Pre-tax profit	963	646	49		2,070	1,165	78
Total
Revenue	30,677	27,550	11		59,855	54,827	9
Pre-tax profit	6,069	4,151	46		10,436	7,682	36
After-tax profit	4,019	2,754	46		6,923	5,113	35
After-tax return on revenue	13.1%	10.0	3.1	pts	11.6%	9.3	2.3	pts
HR Outsourcing
•	HR Outsourcing revenue declined in Second Quarter and Six Months 2007 compared to the same periods in the prior year, primarily as a result of pricing pressure on our workers compensation product, driven by statutory rate changes in the State of Florida.

•	Profitability improvements in our HR Outsourcing business in Second Quarter and Six Months 2007 compared to Second Quarter and Six Months 2006 are mainly due to improved margins on State Unemployment Tax Act assessments, which reflect improved experience and pricing.

•	As of June 30, 2007, our worksite lives were up 4% to 27,215 compared to 26,268 as of June 30, 2006. Since unveiling the Employer Protection Program (“EPP”) during the first quarter of 2006, agents have gained a better understanding of the HR Outsourcing product; however, consistent with industry trends, client sales continue to be difficult.
Flood Insurance
Pre-tax profit increased as a result of the following:
•	Flood premium in force was $131.1 million on approximately 291,000 policies at June 30, 2007, compared to premium in force of $103.9 million on approximately 244,000 policies at June 30, 2006.

•	Revenue increases were mainly attributable to the increase in flood premium in force as noted above. This growth was partially offset by a decrease in the fee paid to us by the National Flood Insurance Program (“NFIP”) of 0.6 points to 30.2% from 30.8%, which was effective for the NFIP’s fiscal year beginning on October 1, 2006.

•	Pre-tax profit on weather-related claim fee revenue was $1.3 million in Second Quarter and Six Months 2007 compared to $0.4 million in Second Quarter 2006 and $0.5 million in Six Months 2006.
Diversified Insurance Services Outlook
Our HR Outsourcing products, which are packaged as an Employer Protection Program (“EPP”), offer an additional revenue stream for our independent agents. Since unveiling the EPP during the First Quarter 2006, agents have gained a better understanding of the HR Outsourcing product, however, consistent with trends in the professional employer industry that are pointing to flat to negative growth in worksite lives, our client sales continue to be difficult. Additionally, in Florida, which represents 32% of our co-employer service fees, there is the threat of another workers compensation rate reduction, which would be in addition to the 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes. Future reductions in this rate could adversely affect our HR Outsourcing’s results of operations, as workers compensation insurance is an important component of the EPP product. Despite the difficult market conditions within the industry, we continue to believe that our EPP product positions us for growth.

The viability of the NFIP’s reinsurance program under the “Write-Your-Own” (“WYO”) Program is an essential component of our Diversified Insurance Services operations as we write flood insurance under the WYO Program. In 2005, the destruction caused by the active hurricane season stressed the NFIP with excessive levels of flood losses. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity. At this point, there are two proposed legislative bills before congress that could impact the NFIP: (i) Flood Insurance Reform and Modernization Act of 2007; and (ii) Multiple Peril Insurance Act of 2007. The first of the two bills does not contain a provision that would forgive the debt of the NFIP, which resulted from the 2005 hurricane season. Some of the trade organizations within the insurance industry have indicated that Congress is in a difficult position surrounding the forgiveness of the debt due to laws that were passed in 2006 which would require offsets in other government programs in amounts equal to the debt, should the debt be forgiven. Some alternatives that are being discussed regarding the program’s repayment of the debt are the reduction of program expenses, which could include the elimination of the servicing carriers in the WYO Program of the NFIP and/or moving certain risk classes closer to actuarial rates. The second bill mentioned above, the Multiple Peril Insurance Act of 2007, would create a national flood and windstorm program. At this time it is uncertain what impact, if any, these proposed forms of legislation will have on our flood operations. As described above, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written effective October 1, 2006. Future reductions in this rate are anticipated and could occur through additional legislative activity.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Our cash and short-term investments position at June 30, 2007 decreased to $138.9 million from $203.5 million at December 31, 2006, driven by the repurchase of approximately 5.2 million shares of our Common Stock under our authorized share repurchase program at a cost of $133.4 million. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of Common Stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries to Selective Insurance Group, Inc. are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2006 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc. ordinary dividends in the aggregate amount of approximately $141.9 million in 2007. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by the investment income earned on collected premiums before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 4.0 years as of June 30, 2007, while the liabilities of our Insurance Subsidiaries have a duration of approximately 3 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. Our consolidated investment portfolio was $3.5 billion at June 30, 2007 and $3.6 billion at December 31, 2006.
Selective has a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. At June 30, 2007, no balances were outstanding under this credit facility.
Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from its operations. Dividends from SHRS to Selective Insurance Group, Inc. are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio, which SHRS generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. SHRS provided dividends to Selective Insurance Group, Inc. of $1.2 million in Second Quarter 2007 compared to $0.9 million in Second Quarter 2006 and $2.6 million in Six Months 2007 compared to $1.8 million in Six Months 2006.
Dividends on shares of our Common Stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during Second Quarter 2007 and Second Quarter 2006. For further information regarding our notes payable, see Note 9, entitled, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report. At June 30, 2007, the amount available for dividends to holders of our Common Stock, in accordance with the restrictions of the 2000 Senior Notes, was $303.8 million. On January 30, 2007, our Board of Directors declared a two-for-one stock split of our Common Stock, in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to stockholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data. Book value per share remained flat at $18.76 as of June 30, 2007 compared to $18.81 as of December 31, 2006. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to Selective Insurance Group, Inc. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to Selective Insurance Group, Inc., could materially affect our ability to pay principal and interest on indebtedness and dividends on Common Stock.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2007, we had stockholders’ equity of $1,003.4 million and total debt of $333.1 million. In addition, we have an irrevocable trust valued at $13.1 million to provide for the repayment of notes having maturities in 2008.
Our cash requirements include principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, payment of claims, other operating expenses, income taxes, the purchase of investments, and other expenses. Our operating obligations and cash outflows include: claim settlements, agents’ commissions, labor costs, premium taxes, general and administrative expenses, investment purchases, and capital expenditures. For further details regarding our cash requirements, refer to the section below titled “Contractual Obligations and Contingent Liabilities and Commitments.”
As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to the subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our Common Stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during Six Months 2007:
•	On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases.

•	In Six Months 2007, we repurchased 5.2 million shares of our Common Stock under our authorized share repurchase program at a cost of $133.4 million including shares repurchased under the Trading Plan. As of June 30, 2007, we have repurchased the total amount of shares under the current authorization.

•	On July 24, 2007, the Board of Directors authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009.
Off-Balance Sheet Arrangements
At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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
At June 30, 2007, we had additional limited partnership investment commitments within “Other investments” of up to $134.1 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us “A+ (Superior),” their second highest of fifteen ratings, and has been our rating for 46 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. On July 25, 2006, S&P’s Insurance Rating Services raised our financial strength rating to “A+” from “A”, citing our strong operating performance, strong operating company capitalization, and good financial flexibility. During the third quarter of 2006, Moody’s elevated their outlook regarding Selective to “positive.” The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch Ratings since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets, and our interest rate under our line of credit varies based upon Selective Insurance Group Inc.’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Federal Income Taxes
Total federal income tax expense decreased $3.4 million for Second Quarter 2007 to $11.9 million and $5.8 million for Six Months 2007 to $23.8 million, compared to Second Quarter 2006 and Six Months 2006. The decrease was attributable to decreased pre-tax income driven by our Insurance Operations segment. The effective tax rate for Second Quarter 2007 was 24.9%, compared with 26.7% for Second Quarter 2006 and 24.6% for Six Months 2007 compared to 26.5% for Six Months 2006. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in Selective’s 2006 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving Selective’s Insurance Subsidiaries as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against them. Selective accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Selective’s management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to Selective’s consolidated financial condition, results of operations, or cash flows.
Selective’s Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Selective’s Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. An amended complaint in one such case, Fields, et al. v. Selective Insurance Company of South Carolina, et al., was filed in Fulton County, Georgia in April 2007, and alleges that various Selective entities and employees induced the plaintiffs to settle four prior wrongful death cases by negligently and fraudulently failing to disclose a $1 million umbrella policy that was available to cover any verdict or judgment in the wrongful death cases. The Fields plaintiffs seek damages allegedly arising from, among other things, the non-disclosure of the umbrella coverage, together with interest, attorneys’ fees, treble damages under Georgia’s racketeering statute, and punitive damages. Selective believes that it has valid defenses to these cases, including the Fields case. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding Selective’s purchases of its Common Stock in Second Quarter 2007:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]

April 1 — 30, 2007	1,962,710	26.21	1,962,710	2,252,777
May 1 — 31, 2007	295,919	26.35	290,067	290,067
June 1 — 30, 2007	—	—	—	—

Total	2,258,629	26.23	2,252,777	—

[1]	During Second Quarter 2007, 5,852 shares were purchased from employees in connection with the vesting of restricted stock. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the current market prices of Selective’s Common Stock on the dates of the purchases.

[2]	On April 26, 2005, the Board of Directors authorized a stock repurchase program of up to 10.0 million shares, which was extended on April 24, 2007 by the Board of Directors through December 31, 2007. During Second Quarter 2007, 2,252,777 shares were repurchased, completing the April 26, 2005 share repurchase authorization. On July 24, 2007, the Board of Directors authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Selective’s 2007 Annual Meeting of Stockholders was held on April 24, 2007. The results of the voting, which was conducted in person and by proxy, were included in Item 4 “Submission of Matters to a Vote of Security Holders” on Form 10-Q for the period ended March 31, 2007.
ITEM 6. EXHIBITS
(a) Exhibits:

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
SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	August 9, 2007
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	August 9, 2007
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer