Form 10-Q
period 2007-09-30
SELECTIVE INSURANCE GROUP INC
filed 2007-11-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Yes ☐       No ☑
As of September 30, 2007, there were 53,079,052 shares of common stock, par value $2.00, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
(in thousands, except share amounts)	2007	2006
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value of: $9,073 - 2007; $10,073 - 2006)	$8,917	9,822
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $2,917,726 - 2007; $2,916,884 - 2006)	2,929,916	2,937,100
Equity securities, available-for-sale — at fair value (cost of: $159,498 - 2007; $157,864 - 2006)	293,681	307,376
Short-term investments — (at cost which approximates fair value)	228,523	197,019
Other investments	168,755	144,785

Total investments	3,629,792	3,596,102
Cash and cash equivalents	2,862	6,443
Interest and dividends due or accrued	32,747	34,846
Premiums receivable, net of allowance for uncollectible accounts of: $4,082 - 2007; $3,229 - 2006	552,169	458,452
Other trade receivables, net of allowance for uncollectible accounts of: $179 - 2007; $255 - 2006	21,542	21,388
Reinsurance recoverable on paid losses and loss expenses	4,251	4,693
Reinsurance recoverable on unpaid losses and loss expenses	212,831	199,738
Prepaid reinsurance premiums	84,698	69,935
Current federal income tax	18,703	468
Deferred federal income tax	20,260	15,445
Property and equipment — at cost, net of accumulated depreciation and amortization of: $114,221 - 2007; $103,660 - 2006	58,365	59,004
Deferred policy acquisition costs	235,159	218,103
Goodwill	33,637	33,637
Other assets	79,576	49,451

Total assets	$4,986,592	4,767,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,105,965	1,959,485
Reserve for loss expenses	356,632	329,285
Unearned premiums	903,310	791,540
Senior convertible notes	46,577	57,413
Notes payable	286,145	304,424
Commissions payable	56,199	54,814
Accrued salaries and benefits	82,977	94,560
Other liabilities	106,163	98,957

Total liabilities	3,943,968	3,690,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 93,248,805 - 2007; 91,562,266 - 2006	186,498	183,124
Additional paid-in capital	185,828	153,246
Retained earnings	1,076,642	986,017
Accumulated other comprehensive income	87,221	100,601
Treasury stock — at cost (shares: 40,169,753 - 2007; 34,289,974 - 2006)	(493,565)	(345,761)

Total stockholders’ equity (Note 9)	1,042,624	1,077,227

Commitments and contingencies (Note 10)
Total liabilities and stockholders’ equity	$4,986,592	4,767,705

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Nine Months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Revenues:
Net premiums written	$409,523	401,426	$1,231,631	1,229,036
Net increase in unearned premiums and prepaid reinsurance premiums	(31,263)	(23,854)	(97,007)	(106,552)

Net premiums earned	378,260	377,572	1,134,624	1,122,484
Net investment income earned	43,674	38,891	124,179	112,283
Net realized gains	2,814	3,948	27,205	25,802
Diversified Insurance Services revenue	29,331	29,284	89,186	84,111
Other income	1,390	1,091	4,423	4,233

Total revenues	455,469	450,786	1,379,617	1,348,913

Expenses:
Losses incurred	204,304	199,296	616,235	589,578
Loss expenses incurred	42,455	41,757	128,053	126,738
Policy acquisition costs	125,630	122,859	373,249	357,780
Dividends to policyholders	1,440	1,776	3,949	4,074
Interest expense	5,832	4,619	18,155	15,042
Diversified Insurance Services expenses	24,670	23,296	74,089	70,441
Other expenses	4,424	6,500	22,187	23,005

Total expenses	408,755	400,103	1,235,917	1,186,658

Income before federal income tax	46,714	50,683	143,700	162,255

Federal income tax expense (benefit):
Current	234	18,031	30,571	52,844
Deferred	9,361	(5,404)	2,871	(10,620)

Total federal income tax expense	9,595	12,627	33,442	42,224

Net income	$37,119	38,056	110,258	120,031

Earnings per share:
Basic net income	$0.72	0.69	2.10	2.19

Diluted net income	$0.66	0.63	1.92	1.94

Dividends to stockholders	$0.12	0.11	0.36	0.33
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2007		2006
Common stock:
Beginning of year	$183,124		173,085
Dividend reinvestment plan (shares: 58,082 - 2007; 48,512 - 2006)	116		97
Convertible debentures (shares: 849,349 - 2007; 3,999,128 - 2006)	1,699		7,998
Stock purchase and compensation plans (shares: 779,108 - 2007; 737,884 - 2006)	1,559		1,476

End of period	186,498		182,656

Additional paid-in capital:
Beginning of year	153,246		71,638
Dividend reinvestment plan	1,276		1,200
Convertible debentures	9,843		49,357
Stock purchase and compensation plans	21,463		21,367

End of period	185,828		143,562

Retained earnings:
Beginning of year	986,017		847,687
Net income	110,258	110,258	120,031	120,031
Cash dividends to stockholders ($0.36 per share - 2007; $0.33 per share - 2006)	(19,633)		(18,944)

End of period	1,076,642		948,774

Accumulated other comprehensive income:
Beginning of year	100,601		118,121
Other comprehensive (loss) income:
Decrease in unrealized gains on investment securities, net of deferred income tax effect of: $(7,376) - 2007; $(4,183) - 2006	(13,699)	(13,699)	(7,769)	(7,769)
Defined benefit pension plans, net of deferred income tax effect of: $172 - 2007	319	319	—	—

End of period	87,221		110,352

Comprehensive income		96,878		112,262

Treasury stock:
Beginning of year	(345,761)		(229,407)
Acquisition of treasury stock (shares: 5,879,779 - 2007; 4,000,610 - 2006)	(147,804)		(107,174)

End of period	(493,565)		(336,581)

Total stockholders’ equity	$1,042,624		1,048,763

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.	Nine Months ended
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	September 30,
(in thousands)	2007	2006
Operating Activities
Net income	$110,258	120,031

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,391	18,792
Share-based compensation expense	16,166	11,166
Net realized gains	(27,205)	(25,802)
Deferred tax	2,871	(10,620)
Debt conversion expense	—	2,117

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	160,852	182,574
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	97,549	106,093
Increase in current federal income tax recoverable	(18,235)	(2,632)
Increase in premiums receivable	(93,717)	(85,070)
Increase in other trade receivables	(154)	(1,942)
Increase in deferred policy acquisition costs	(17,056)	(26,451)
Decrease (increase) in interest and dividends due or accrued	1,250	(628)
Decrease in reinsurance recoverable on paid losses and loss expenses	442	2,550
Decrease in accrued salaries and benefits	(13,229)	(554)
(Decrease) increase in accrued insurance expenses	(377)	3,389
Other-net	2,330	(1,831)

Net adjustments	132,878	171,151

Net cash provided by operating activities	243,136	291,182

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(377,021)	(639,337)
Purchase of equity securities, available-for-sale	(127,392)	(39,569)
Purchase of other investments	(51,197)	(58,427)
Purchase of short-term investments	(1,622,327)	(1,925,906)
Net proceeds from sale of subsidiary	—	376
Sale of fixed maturity securities, available-for-sale	102,660	293,691
Redemption and maturities of fixed maturity securities, held-to-maturity	915	2,908
Redemption and maturities of fixed maturity securities, available-for-sale	264,528	147,739
Sale of equity securities, available-for-sale	126,395	77,489
Proceeds from other investments	31,815	2,040
Sale of short-term investments	1,590,804	1,917,377
Purchase of property and equipment	(10,427)	(14,251)

Net cash used in investing activities	(71,247)	(235,870)

Financing Activities
Dividends to stockholders	(17,912)	(17,311)
Acquisition of treasury stock	(147,804)	(107,174)
Proceeds from issuance of notes payable, net of issuance costs	—	96,787
Principal payment of notes payable	(18,300)	(18,300)
Borrowings under line of credit agreement	6,000	—
Repayment of borrowings under line of credit agreement	(6,000)	—
Proceeds from stock purchase and compensation plans	5,784	7,901
Cash retained for tax deductibility of the increase in value of equity instruments	2,762	3,440
Cash paid in connection with debt conversion	—	(2,117)

Net cash used in financing activities	(175,470)	(36,774)

Net (decrease) increase in cash and cash equivalents	(3,581)	18,538
Cash and cash equivalents at beginning of year	6,443	2,983

Cash and cash equivalents at end of period	$2,862	21,521

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest	$15,714	12,088
Federal income tax	46,525	52,035
Non-cash financing activity:
Conversion of convertible debentures	11,059	58,534
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
Selective classifies its business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States;

•	Investments; and

•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) have been prepared in conformity with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between Selective Insurance Group, Inc. and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in the opinion of management, are normal, recurring and necessary for a fair presentation of Selective’s results of operations and financial condition. These Financial Statements cover the quarters ended September 30, 2007 (“Third Quarter 2007”) and September 30, 2006 (“Third Quarter 2006”) and the nine-month periods ended September 30, 2007 (“Nine Months 2007”) and September 30, 2006 (“Nine Months 2006”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in Selective’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
NOTE 3. Statement of Cash Flow
At December 31, 2006, Selective changed its definition of cash equivalents for presentation in the Statements of Cash Flow. Accordingly, the Nine Months 2006 Statement of Cash Flow has been restated to conform with this policy change. In addition, certain amounts in the Statement of Cash Flow for Nine Months 2006 have been reclassified to conform to reclassifications made to the balance sheet in the prior year. These reclassifications resulted in immaterial changes to individual line items in the operating activities and investing activities sections of the Statements of Cash Flow, but had no impact on total cash flows from operating activities. Neither the policy change nor the reclassifications had any effect on Selective’s net income or stockholders’ equity. For additional information, refer to Item 8. “Financial Statements and Supplementary Data,” Note 2 of Selective’s 2006 Annual Report.

NOTE 4. Adoption of Accounting Pronouncements
On January 1, 2007, Selective adopted Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“FAS 155”). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. During the fourth quarter of 2006, the Financial Accounting Standards Board (“FASB”) recommended a narrow scope exception for securitized interests if: (i) the securitized interest itself has no embedded derivative (including interest rate related derivatives) that would be required to be accounted for separately other than an embedded derivative that results solely from the embedded call options in the underlying financial assets; and (ii) the investor does not control the right to accelerate the settlement. The adoption of FAS 155 did not have a material impact on the results of operations or financial condition of Selective during Third Quarter 2007 and Nine Months 2007.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value, however, it does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Selective is currently evaluating the impact that the adoption of FAS 157 may have on its financial statements.
In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. FAS 159 also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. Selective is currently evaluating the impact that the adoption of the FAS 159 fair value option may have on its financial statements.

NOTE 5. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in Selective’s 2006 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Premiums written:
Direct	$448,541	429,061	$1,356,914	1,314,505
Assumed	17,826	21,064	25,632	32,116
Ceded	(56,844)	(48,699)	(150,915)	(117,585)

Net	$409,523	401,426	$1,231,631	1,229,036

Premiums earned:
Direct	$417,939	407,608	$1,246,291	1,207,353
Assumed	8,305	10,077	24,485	29,515
Ceded	(47,984)	(40,113)	(136,152)	(114,384)

Net	$378,260	377,572	$1,134,624	1,122,484

Losses and loss expenses incurred:
Direct	$253,291	275,698	$807,041	768,543
Assumed	6,025	6,857	18,390	22,321
Ceded	(12,557)	(41,502)	(81,143)	(74,548)

Net	$246,759	241,053	$744,288	716,316

The ceded premiums and losses included in the above table related to Selective’s flood operations are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Ceded premiums written	$(40,110)	(34,483)	$(110,211)	(90,629)
Ceded premiums earned	(33,859)	(27,626)	(96,895)	(76,990)
Ceded losses and loss expenses incurred	(2,871)	(33,384)	(47,445)	(51,606)

NOTE 6. Segment Information
Selective has classified its operations into three segments, the disaggregated results of which are reported to, and used by, senior management to manage Selective’s operations:
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
Selective and its subsidiaries also provide services to each other in the normal course of business. These transactions, which are eliminated in all consolidated statements, totaled $4.5 million in Third Quarter 2007 and $13.4 million in Nine Months 2007 compared with $4.7 million in Third Quarter 2006 and $14.5 million in Nine Months 2006. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective also does not maintain separate investment portfolios for the segments and, therefore, does not allocate assets to the segments.

The following presents revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
Revenue by segment	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Insurance Operations:
Commercial automobile net premiums earned	$79,709	80,646	237,311	241,212
Workers compensation net premiums earned	80,037	80,232	243,386	233,541
General liability net premiums earned	101,785	100,459	306,848	301,515
Commercial property net premiums earned	48,293	46,079	141,657	135,513
Business owners policy net premiums earned	13,106	12,307	38,981	35,890
Bonds net premiums earned	4,880	4,493	14,257	12,776
Other net premiums earned	171	177	518	535

Total commercial lines net premiums earned	327,981	324,393	982,958	960,982

Personal automobile net premiums earned	32,594	36,285	99,637	111,635
Homeowners net premiums earned	15,612	14,947	46,127	44,170
Other net premiums earned	2,073	1,947	5,902	5,697

Total personal lines net premiums earned	50,279	53,179	151,666	161,502

Total net premiums earned	378,260	377,572	1,134,624	1,122,484

Miscellaneous income	1,390	1,090	4,361	4,229

Total insurance operations revenues	379,650	378,662	1,138,985	1,126,713
Investments:
Net investment income	43,674	38,891	124,179	112,283
Net realized gain on investments	2,814	3,948	27,205	25,802

Total investment revenues	46,488	42,839	151,384	138,085
Diversified Insurance Services:
Human resource administration outsourcing	14,048	15,370	45,771	48,270
Flood insurance	13,023	12,410	37,089	31,874
Other	2,260	1,504	6,326	3,967

Total diversified insurance services revenues	29,331	29,284	89,186	84,111

Total all segments	455,469	450,785	1,379,555	1,348,909

Other income	—	1	62	4

Total revenues	$455,469	450,786	1,379,617	1,348,913

	Unaudited,		Unaudited,
Income before federal income tax	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Insurance Operations:
Commercial lines underwriting	$8,950	12,655	28,537	48,723
Personal lines underwriting	(3,828)	(153)	(13,844)	(2,208)

Underwriting income, before federal income tax	5,122	12,502	14,693	46,515

GAAP combined ratio	98.6%	96.7	98.7%	95.9

Statutory combined ratio	96.2%	94.9	96.3%	94.5

Investments:
Net investment income	43,674	38,891	124,179	112,283
Net realized gain on investments	2,814	3,948	27,205	25,802

Total investment income, before federal income tax	46,488	42,839	151,384	138,085

Diversified Insurance Services:
Income before federal income tax	4,661	5,988	15,097	13,670

Total all segments	56,271	61,329	181,174	198,270

Interest expense	(5,832)	(4,619)	(18,155)	(15,042)
General corporate expenses	(3,725)	(6,027)	(19,319)	(20,973)

Income before federal income tax	$46,714	50,683	143,700	162,255

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

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$1,864	1,988	80	71
Interest cost	2,241	2,014	124	149
Expected return on plan assets	(2,773)	(2,503)	—	—
Amortization of unrecognized prior service cost	38	38	(9)	(8)
Amortization of unrecognized net loss	175	431	—	19

Net periodic cost	$1,545	1,968	195	231

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Nine Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2007	2006	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$5,440	5,509	242	254
Interest cost	6,609	6,046	374	354
Expected return on plan assets	(8,193)	(7,315)	—	—
Amortization of unrecognized prior service cost	114	113	(25)	(24)
Amortization of unrecognized net loss	402	1,261	—	19
Special termination benefit	900	—	100	—

Net periodic cost	$5,272	5,614	691	603

In the second quarter of 2007, Selective restructured its personal lines department. As part of this restructuring, an early retirement enhancement option was offered to eligible employees. The present value of the enhancement to be made in conjunction with this early retirement option is equal to $0.9 million for pension benefits and $0.1 million for the Retirement Life Plan. These amounts are reflected as expense in the results for Nine Months 2007.
As indicated in its 2006 Annual Report, Selective had originally anticipated contributing $4.2 million to the Retirement Income Plan in 2007. That estimate has been revised to $8.2 million, of which $7.2 million has been paid as of September 30, 2007. The increase in the level of contributions is primarily the result of capital calls that were made related to other investment commitments associated with alternative investment holdings within the Retirement Income Plan.

NOTE 8. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2007 and Third Quarter 2006 are as follows:

Third Quarter 2007
(in thousands)	Gross	Tax	Net
Net income	$46,714	9,595	37,119

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	23,430	8,201	15,229
Previous unrealized gains currently realized in net income	(2,814)	(985)	(1,829)

Net unrealized gains	20,616	7,216	13,400

Net prior service cost arising during period	29	10	19
Net gain arising during period	175	61	114

Defined benefit pension plans, net	204	71	133

Comprehensive income	$67,534	16,882	50,652

Third Quarter 2006

(in thousands)	Gross	Tax	Net
Net income	$50,683	12,627	38,056

Components of other comprehensive income:
Unrealized holding gains during the period	57,673	20,186	37,487
Previous unrealized gains currently realized in net income	(3,948)	(1,382)	(2,566)

Net unrealized gains	53,725	18,804	34,921

Comprehensive income	$104,408	31,431	72,977

The components of comprehensive income, both gross and net of tax, for Nine Months 2007 and Nine Months 2006 are as follows:
Nine Months 2007

(in thousands)	Gross	Tax	Net
Net income	$143,700	33,442	110,258

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	6,130	2,146	3,984
Previous unrealized gains currently realized in net income	(27,205)	(9,522)	(17,683)

Net unrealized losses	(21,075)	(7,376)	(13,699)

Net prior service cost arising during period	89	31	58
Net gain arising during period	402	141	261

Defined benefit pension plans, net	491	172	319

Comprehensive income	$123,116	26,238	96,878

Nine Months 2006

(in thousands)	Gross	Tax	Net
Net income	$162,255	42,224	120,031

Components of other comprehensive income:
Unrealized holding gains during the period	13,850	4,848	9,002
Previous unrealized gains currently realized in net income	(25,802)	(9,031)	(16,771)

Net unrealized losses	(11,952)	(4,183)	(7,769)

Comprehensive income	$150,303	38,041	112,262

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
On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. On April 24, 2007, the Board of Directors extended the then existing share repurchase program through December 31, 2007. During the six-month period ending June 30, 2007, Selective Insurance Group, Inc. completed the 10 million share authorization that was existing at the time by repurchasing approximately 5.2 million shares of its Common Stock at a total cost of $133.4 million.
On July 24, 2007, the Board of Directors of Selective Insurance Group, Inc. authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009. During Third Quarter 2007, Selective Insurance Group, Inc. repurchased approximately 0.5 million shares under this authorization at a total cost of $9.9 million. In total, during Nine Months 2007, Selective Insurance Group, Inc. repurchased approximately 5.7 million shares of its Common Stock at a total cost of $143.3 million under its previous and current stock repurchase programs.
On October 23, 2007, the Board of Directors of Selective Insurance Group, Inc. authorized, for stockholders of record as of November 15, 2007, a dividend of $0.13 per share to be paid on December 3, 2007. This is an 8% increase compared to the dividend declared in Third Quarter 2007.
NOTE 10. Commitments and Contingencies
Other investments, as shown on the consolidated balance sheet, were $168.8 million as of September 30, 2007 and $144.8 million as of December 31, 2006. At December 31, 2006, Selective had additional other investment commitments of up to $110.5 million, of which $14.8 million was paid during Third Quarter 2007 and $44.2 million during Nine Months 2007. At September 30, 2007, Selective had contractual obligations that expire at various dates through 2022 to further invest up to $151.9 million in these other investments. There is no certainty that any such additional investments will be required.
NOTE 11. Litigation
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving Selective’s seven insurance subsidiaries (the “Insurance Subsidiaries”) as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against them. Selective accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Selective’s management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to Selective’s consolidated financial condition, results of operations, or cash flows.

The Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. The Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. Selective believes that it has valid defenses to these cases, and settled one such case in Third Quarter 2007 that had been filed in Fulton County, Georgia, Fields, et al. v. Selective Insurance Company of South Carolina, et al. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.
NOTE 12. Subsequent Events
In October 2007, 27,500 of Selective Insurance Group, Inc.’s outstanding 1.6155% Senior Convertible Notes due 2032 (the “Notes”) were presented for conversion. Selective Insurance Group, Inc. delivered (i) cash for the principal amount of these Notes and accrued and unpaid interest, and (ii) shares of its Common Stock for the remaining portion of the conversion. This transaction will impact our diluted weighted average share calculation by a net reduction of approximately 480,000 shares, but will not have a material impact on diluted earnings per share in 2007.
On October 25, 2007, Selective Insurance Group, Inc. announced that it has called for redemption on November 30, 2007 of one-half of its outstanding Notes. The record date for the redemption is November 5, 2007. The Notes called for redemption will be redeemed at $380.12 Note issue price plus $4.62 call premium for a redemption price of $384.74 per $1,000 Note, plus accumulated and unpaid cash interest up to, but not including, November 30, 2007. Selective Insurance Group, Inc. plans to settle any voluntary conversions that are presented before the November 30, 2007 redemption date in the same manner as described above. This transaction will result in a net reduction of up to 1.2 million shares, depending on the number of bonds converted and the average share price during the conversion period. The expected reduction to Selective’s diluted weighted average share calculation resulting from this transaction will have a minimal impact in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, Selective and its management discuss and make statements regarding their intentions, beliefs, current expectations, and projections regarding Selective’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should” and “intends” and their negatives. Selective and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in Selective’s future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” in the 2006 Annual Report. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time-to-time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Selective and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
Selective Insurance Group, Inc. offers property and casualty insurance products and diversified insurance services through its various subsidiaries (collectively known as “Selective,” “we,” or “our”). Selective classifies its businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition, and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Selective’s consolidated financial statements in the 2006 Annual Report. For reading ease, we have written the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Highlights of Third Quarter 2007 and Nine Months 2007 Results;

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments;

•	Ratings; and

•	Federal Income Taxes.
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

Highlights of Third Quarter 2007 and Nine Months 2007 Results

Financial Highlights	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands, except per share amounts)	2007	2006	Points		2007	2006	Points
Revenues	$455,469	450,786	1%		$1,379,617	1,348,913	2%
Net income	37,119	38,056	(2)		110,258	120,031	(8)
Diluted net income per share	0.66	0.63	5		1.92	1.94	(1)
Diluted weighted-average outstanding shares	56,434	61,660	(8)%		58,017	62,814	(8)%
GAAP combined ratio	98.6%	96.7	1.9	pts	98.7%	95.9	2.8	pts
Statutory combined ratio	96.2%	94.9	1.3		96.3%	94.5	1.8
Annualized return on average equity	14.5%	14.8	(0.3	)pts	13.9%	15.8	(1.9	)pts
•	Revenues increased in Third Quarter 2007 and Nine Months 2007 compared to the same periods in the prior year primarily due to growth in net investment income earned and net premiums earned (“NPE”).

Net investment income earned in Third Quarter 2007 increased 12% over Third Quarter 2006 and contributed $4.8 million to the $4.7 million revenue growth in the quarter compared to the year ago quarter. On a year-to-date basis, net investment income earned increased 11% compared to Nine Months 2006 and contributed $11.9 million to the $30.7 million revenue growth in Nine Months 2007 compared to Nine Months 2006. Increased net investment income is primarily attributable to higher investment yields on our growing fixed maturity securities portfolio and income increases on our other investment portfolio. The increase in our investment portfolio is the result of operating cash flows of $393.1 million for the year ended December 31, 2006 and net proceeds of $96.8 million from our $100.0 million junior subordinated notes offering in Third Quarter 2006. These increases were partially offset by stock repurchases of 4.1 million shares under our authorized stock repurchase program at a total cost of $110.1 million for the full year 2006. Total operating cash flows of $243.1 million during Nine Months 2007 were partially offset by 5.7 million shares repurchased under our stock repurchase programs during 2007 at a total cost of $143.3 million.

NPE growth contributed $0.7 million to the $4.7 million revenue growth for Third Quarter 2007 compared to Third Quarter 2006 and $12.1 million to the $30.7 million revenue growth in Nine Months 2007 as compared to Nine Months 2006. The following factors contributed to the growth of NPE in both the quarter and year-to-date periods:
•	Direct new business written, excluding flood, for the twelve-month period ending September 30, 2007 of $335.6 million as compared to $322.9 million for the twelve-month period ending September 30, 2006.

•	Commercial lines renewal price increases, including exposure, which averaged 2.2% for full year 2006 and have remained flat in Third Quarter 2007 and Nine Months 2007.
The above items were partially offset by (i) decreases in the commercial lines’ endorsement premium activity of $5.8 million to $2.3 million in Third Quarter 2007 and $10.3 million to $9.7 million in Nine Months 2007 as compared to the prior year periods as a result of changes in the economy, especially in the construction area; (ii) reductions in audit premium activity of $4.8 million to $(1.7) million in Third Quarter 2007 and of $6.7 million to $1.2 million in Nine Months 2007 also as a result of economic changes; and (iii) decreases in NPE on our New Jersey personal automobile book of business attributable to the loss of a portion of our book that was repriced at higher pricing levels through our MATRIX pricing system and subsequently did not renew. Our New Jersey personal automobile book of business experienced an 11% reduction in the number of cars we insured at September 30, 2007 compared to September 30, 2006 and overall personal lines NPE was down 6% in both Third Quarter and Nine Months 2007 to $50.3 million and $151.7 million, respectively.

•	Net income decreased in Third Quarter and Nine Months 2007 compared to the same periods in the prior year, due to increases in our GAAP combined ratio, resulting from lower pricing and increased property losses, partially offset by profitability improvements in our workers compensation line of business and increases in net favorable prior year loss and loss expense development within our casualty lines of business.

These reductions to net income were partially offset by: (i) net investment income earned increases in both the quarter and year-to-date periods as noted above; and (ii) decreases in federal income tax expense in Third Quarter 2007 and Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2006, primarily attributable to lower underwriting income in our Insurance Operations segment, as explained above.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States through 861 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 87% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 13% of NPW. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business” of the 2006 Annual Report.

Summary of Insurance Operations

All Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points
GAAP Insurance Operations Results:
NPW	$409,523	401,426	2%		1,231,631	1,229,036	—%

NPE	378,260	377,572	—		1,134,624	1,122,484	1
Less:
Losses and loss expenses incurred	246,759	241,053	2		744,288	716,316	4
Net underwriting expenses incurred	124,939	122,241	2		371,694	355,579	5
Dividends to policyholders	1,440	1,776	(19)		3,949	4,074	(3)

Underwriting income	$5,122	12,502	(59)%		14,693	46,515	(68)%

GAAP Ratios:
Loss and loss expense ratio	65.2%	63.8	1.4	pts	65.6%	63.8	1.8	pts
Underwriting expense ratio	33.0%	32.4	0.6		32.8%	31.7	1.1
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.3%	0.4	(0.1)

Combined ratio	98.6%	96.7	1.9		98.7%	95.9	2.8

Statutory Ratios: [1]
Loss and loss expense ratio	64.9%	63.6	1.3		65.1%	63.6	1.5
Underwriting expense ratio	30.9%	30.8	0.1		30.9%	30.5	0.4
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.3%	0.4	(0.1)

Combined ratio	96.2%	94.9	1.3	pts	96.3%	94.5	1.8	pts

1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total statutory combined ratio excluding flood is 96.8% for Third Quarter 2007 and 97.0% for Nine Months 2007 compared to 95.9% for Third Quarter 2006 and 95.2% for Nine Months 2006.
•	NPW increased 2% to $409.5 million in Third Quarter 2007 compared to Third Quarter 2006 and increased slightly in Nine Months 2007 compared to Nine Months 2006. Excluding the impact from the cancellation of the New Jersey Homeowners’ Quota Share Treaty (“Quota Share Treaty”), which increased Nine Months 2006 NPW by $11.3 million, NPW increased 1%, or $13.9 million, in Nine Months 2007 compared to Nine Months 2006. Premium growth resulting from increases in direct new business written of 17% to $92.6 million for Third Quarter 2007 and 10% to $269.7 million for Nine Months 2007 was partially offset by:
•	Commercial Lines renewal pricing, including exposure, that remained flat in both Third Quarter 2007 and Nine Months 2007, while increasing 1.7% in Third Quarter 2006 and 2.5% in Nine Months 2006, reflecting an increasingly competitive and volatile commercial lines marketplace.

•	A decline in NPW for our New Jersey personal automobile business of $3.2 million to $19.5 million for Third Quarter 2007 and $12.2 million to $61.2 million for Nine Months 2007. This decrease was driven by a reduction in the number of New Jersey personal automobiles that we insure, primarily as a result of repricing at higher levels through our MATRIX pricing system.
•	NPE increased slightly in Third Quarter 2007 and Nine Months 2007 compared to the same periods last year reflecting increases in NPW over the last 12 months.

•	The 1.4-point increase in the GAAP loss and loss expense ratio in Third Quarter 2007 compared to Third Quarter 2006 and the 1.8-point increase in Nine Months 2007 compared to Nine Months 2006 were primarily attributable to lower pricing on our Commercial and Personal Lines business, as well as increases in property losses in Third Quarter 2007 and Nine Months 2007 compared to the prior year periods. The increases in property losses were driven by higher non-catastrophe losses for Third Quarter and Nine Months 2007 compared to the prior year periods. These increases to the GAAP loss and loss expense ratio were partially offset by (i) improved profitability in our workers compensation line of business, and (ii) net favorable prior year loss and loss expense development within our casualty lines of business of approximately $5 million in Third Quarter 2007 and approximately $12 million in Nine Months 2007, compared to approximately $4 million in Third Quarter and Nine Months 2006.

•	The increases in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2007 compared to Third Quarter and Nine Months 2006 were primarily attributable to increases in underwriting expenses that outpaced premium growth in the comparable periods, which is reflected in a higher statutory underwriting expense ratio of 30.9% for Nine Months 2007 compared to 30.5% for Nine Months 2006. Increased labor expenses drove the increase in expense dollars for Third Quarter and Nine Months 2007.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. During Nine Months 2007, the industry has experienced low levels of catastrophe losses and a softening market characterized by accelerated competition, leading to pricing deterioration in the primary insurance market that was worse than originally anticipated. We expect this trend to continue throughout the remainder of the year and into 2008. The average forecast, according to the “A.M. Best Review/Preview” dated April 23, 2007, calls for commercial lines NPW to be relatively flat for 2007 compared to 1.6% growth in 2006. The 2007 NPW forecast is ranked the second slowest rate of growth for property and casualty insurers since 1998. Accelerated competition in the marketplace, coupled with low premium growth rates, has also led to an increased interest in merger and acquisition activity within the industry.
Even in this competitive market, we believe we will be able to continue to profitably grow our business based on strong agency relationships and our unique field-based model. To this end, we have developed market-planning tools that are allowing us to strategically appoint additional independent agencies as well as agency management specialists (“AMSs”) in under-penetrated territories, with classes of business that we know historically have been profitable. Through the end of Third Quarter 2007, the Insurance Subsidiaries’ total agency count increased to 861, up from 772 at year-end, serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions in agents’ offices on a daily basis. The “high-touch” component of our model is backed by technology that allows agents and the Insurance Subsidiaries’ field teams and agents to input business seamlessly into our systems, while also allowing them to select and price accounts at optimal levels through predictive modeling. Technology that allows for the seamless placement of business into our systems includes our One & Done small business system and our xSELerate straight-through processing system. Premiums of $267,000 per workday were processed through our One & Done small business system in Third Quarter 2007, up 69% from Third Quarter 2006. Additionally, we continue to pursue our organic growth strategy. Effective July 1, 2007, we have entered our 21st primary state, Massachusetts, for Commercial Lines only. We also have plans to expand Personal Lines into Rhode Island, Minnesota, and Iowa, later this year, states that are already within our existing Commercial Lines footprint.
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

(ii) The hardening of the reinsurance market as a result of changes in reinsurers’ models of catastrophic risk led to higher property catastrophe costs over the past few years as well as continued concern over the Terrorism Risk Insurance Act of 2002 (“TRIA”) and the long-term extension of this federal terror backstop. Bills are pending in the House and Senate to extend the terrorism insurance program. The program may not be extended and, if extended, it may contain substantial legislative changes and revisions, some of which may be favorable and some of which may be unfavorable for us. It is uncertain, at present, what the net impact to us may be if the legislation is passed.
Review of Underwriting Results by Line of Business
Commercial Lines Results

Commercial Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points
GAAP Insurance Operations Results:
NPW	$355,669	347,731	2%		1,077,394	1,059,095	2%

NPE	327,981	324,393	1		982,958	960,982	2
Less:
Losses and loss expenses incurred	209,430	205,321	2		629,753	605,365	4
Net underwriting expenses incurred	108,161	104,641	3		320,719	302,820	6
Dividends to policyholders	1,440	1,776	(19)		3,949	4,074	(3)

Underwriting income	$8,950	12,655	(29)%		28,537	48,723	(41)%

GAAP Ratios:
Loss and loss expense ratio	63.9%	63.3	0.6	pts	64.1%	63.0	1.1	pts
Underwriting expense ratio	33.0%	32.3	0.7		32.6%	31.5	1.1
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.4%	0.4	—

Combined ratio	97.3%	96.1	1.2		97.1%	94.9	2.2

Statutory Ratios:
Loss and loss expense ratio	63.4%	63.3	0.1		63.7%	62.9	0.8
Underwriting expense ratio	31.6%	31.3	0.3		31.0%	30.8	0.2
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.4%	0.4	—

Combined ratio	95.4%	95.1	0.3	pts	95.1%	94.1	1.0	pts

•	NPW increased 2% in Third Quarter 2007 and Nine Months 2007 compared to the prior year periods. Premium growth, resulting from increases in direct new business written, of $11.3 million to $82.1 million for Third Quarter 2007 and $23.5 million to $241.5 million in Nine Months 2007, were partially offset by:
•	Decreases in endorsement and audit premium activity of $5.8 million and $4.8 million, respectively, in Third Quarter 2007 and $10.3 million and $6.7 million, respectively, in Nine Months 2007 as compared to the prior year periods; and

•	Competitive pressure on our renewal book of business, particularly on the high end of our middle market business. This competitive pressure is reflected in our renewal prices, including exposure, which remained flat in Third Quarter 2007 and Nine Months 2007 compared to increases of 1.7% in Third Quarter 2006 and 2.5% in Nine Months 2006.
•	NPE increased reflecting increases in NPW over the last 12 months.

•	The GAAP loss and loss expense ratio increased 0.6 points in Third Quarter 2007 compared to Third Quarter 2006 and 1.1 points in Nine Months 2007 compared to Nine Months 2006, primarily due to lower pricing on our commercial book of business, as well as increased property losses. Included in total property losses were catastrophe losses that decreased $3.0 million, or 0.9 points, to $1.6 million in Third Quarter 2007 compared to Third Quarter 2006 and increased $0.7 million to $11.0 million in Nine Months 2007 compared to Nine Months 2006. The GAAP loss and loss expense ratio increases were partially offset by (i) improvements in workers compensation profitability reflecting the progress we have made in executing our strategies regarding this line; and (ii) net favorable prior year loss and loss expense development within our casualty lines of business.

For the quarter, net favorable prior year loss and loss expense development within our casualty lines of business amounted to approximately $5 million in Third Quarter 2007, or 1.6 points, compared to approximately $4 million in Third Quarter 2006, or 1.1 points. For the year-to-date period, net favorable prior year loss and loss expense development within our casualty lines of business amounted to approximately $12 million in Nine Months 2007, or 1.2 points, compared to approximately $4 million in Nine Months 2006, or 0.5 points.

•	The increase in the GAAP underwriting expense ratio in Third Quarter 2007 and Nine Months 2007 compared to the same periods last year was attributable to increases in underwriting expenses that outpaced premium growth. These underwriting expense increases were driven by higher labor costs.
The following is a discussion on our most significant commercial lines of business:
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$105,901	107,623	(2)%		334,940	335,243	—%
Statutory NPE	101,785	100,459	1		306,848	301,515	2
Statutory combined ratio	100.9%	96.2	4.7	pts	98.6%	94.8	3.8	pts
% of total statutory commercial NPW	30%	31			31%	32
Total policy counts in this line of business increased 11% in Third Quarter 2007 and 9% in Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2006. New business premiums in this line of business increased 14% for Third Quarter 2007 and 10% for Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2006. Evidence of the softening market is illustrated in our renewal pricing for this line which, including exposure, decreased 1.3% in Third Quarter 2007 and 0.8% in Nine Months 2007 compared to an increase of 0.7% in Third Quarter 2006 and 1.7% in Nine Months 2006. Continuing evidence of the softening market was illustrated by retention that decreased slightly to 74% in Third Quarter and 76% in Nine Months 2007 compared to 76% in Third Quarter and 77% in Nine Months 2006.
Pricing pressure, coupled with adverse statutory loss development of approximately $4 million in Third Quarter 2007 compared to approximately $3 million in Third Quarter 2006 and approximately $11 million in Nine Months 2007 compared to approximately $8 million in Nine Months 2006 continues to put pressure on profitability in this line of business. However, we continue to concentrate on our long-term strategy to improve profitability, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contractor and subcontractor underwriting guidelines to minimize losses.

Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$88,977	85,202	4%		272,887	263,200	4%
Statutory NPE	80,049	80,243	—		243,422	233,577	4
Statutory combined ratio	99.5%	105.1	(5.6	)pts	100.0%	108.7	(8.7	)pts
% of total statutory commercial NPW	25%	24			25%	25
Our multi-faceted workers compensation strategy, which incorporates our knowledge management and predictive modeling initiatives, has enabled us to retain and write more of the best accounts, leading to Third Quarter 2007 and Nine Months 2007 increases in total policy counts of 14% and 9%, respectively, compared to Third Quarter 2006 and Nine Months 2006. Direct new voluntary policy premiums increased 38% for Third Quarter 2007 and 29% for Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2006. At the same time, these initiatives have allowed us to target price increases for our worst performing business, which contributed to the decrease in our retention in Nine Months 2007 to 79% from 81% in Nine Months 2006, thereby improving the profitability of our retained business.
The improvement in the statutory combined ratio of this line of 5.6 points in Third Quarter 2007 compared to Third Quarter 2006, and 8.7 points in Nine Months 2007 compared to Nine Months 2006 reflects not only the ongoing progress resulting from the execution of our workers compensation strategies, but also reflects favorable prior year statutory development attributable to these strategies of approximately $3 million, or 4.3 points, in Third Quarter 2007, which was relatively flat compared to Third Quarter 2006. For Nine Months 2007, favorable prior year statutory development was approximately $5 million, or 2.2 points, compared to an insignificant level of prior year development in Nine Months 2006.
Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$85,161	82,593	3%		255,688	256,363	—%
Statutory NPE	79,709	80,646	(1)		237,311	241,212	(2)
Statutory combined ratio	86.3%	89.0	(2.7	)pts	86.1%	86.4	(0.3	)pts
% of total statutory commercial NPW	24%	24			24%	24
Continued strong performance in this line of business is the result of underwriting improvements over the last several years. We have implemented targeted rate decreases on the best accounts to grow this profitable line of business. The total policy count on this line increased 10% in Third Quarter 2007 compared to Third Quarter 2006, driven by new policy count increases of 29% in Third Quarter 2007 compared to Third Quarter 2006. The total policy count on this line increased 8% in Nine Months 2007 compared to Nine Months 2006, driven by new policy count increases of 16% in Nine Months 2007 compared to Nine Months 2006. However, renewal prices, including exposure, decreased 3.0% in Third Quarter 2007 and 2.7% in Nine Months 2007 as compared to decreases of 1.8% in Third Quarter 2006 and 1.0% in Nine Months 2006, which has put pressure on NPW and NPE. Lower severity trends have resulted in favorable prior year loss development of approximately $6 million in Third Quarter 2007 and $16 million in Nine Months 2007 compared to favorable prior year loss development of approximately $3 million in Third Quarter 2006 and $11 million in Nine Months 2006.

Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Statutory NPW	$55,845	53,403	5%		156,344	149,730	4%
Statutory NPE	48,293	46,079	5		141,657	135,513	5
Statutory combined ratio	91.0%	87.0	4.0	pts	92.3%	84.1	8.2	pts
% of total statutory commercial NPW	16%	15			14%	14
Net premiums written for this line of business increased in Third Quarter 2007 and Nine Months 2007 compared to the same periods in 2006 due to increases in total policy counts of 12% in Third Quarter 2007 and 10% in Nine Months 2007, and stable retention of approximately 79% over the past two years. This is partially offset by renewal prices, including exposure, that decreased 1.3% in Third Quarter 2007 and remained flat in Nine Months 2007 compared to increases of 1.6% in Third Quarter 2006 and 2.1% in Nine Months 2006.
The statutory combined ratio for commercial property deteriorated in Third Quarter 2007 and Nine Months 2007 compared to the same periods last year, primarily as a result of lower pricing, as well as increases in property losses. These increases were primarily the result of an increase in severity of losses, mainly attributable to flood events and electrical fires. For Third Quarter 2007, catastrophe losses decreased $2.3 million to $1.5 million compared to Third Quarter 2006, however, for Nine Months 2007, catastrophe losses increased $0.3 million to $9.4 million compared to Nine Months 2006.
Personal Lines Results

Personal Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points
GAAP Insurance Operations Results:
NPW	$53,854	53,695	—%		154,237	169,941	(9)%

NPE	50,279	53,179	(5)		151,666	161,502	(6)
Less:
Losses and loss expenses incurred	37,329	35,732	4		114,535	110,951	3
Net underwriting expenses incurred	16,778	17,600	(5)		50,975	52,759	(3)

Underwriting income (loss)	$(3,828)	(153)	(2,402)%		(13,844)	(2,208)	(527)%

GAAP Ratios:
Loss and loss expense ratio	74.2%	67.2	7.0	pts	75.5%	68.7	6.8	pts
Underwriting expense ratio	33.4%	33.1	0.3		33.6%	32.7	0.9

Combined ratio	107.6%	100.3	7.3		109.1%	101.4	7.7

Statutory Ratios:[1]
Loss and loss expense ratio	74.1%	65.1	9.0		74.5%	67.8	6.7
Underwriting expense ratio	27.1%	28.9	(1.8)		29.6%	29.1	0.5

Combined ratio	101.2%	94.0	7.2	pts	104.1%	96.9	7.2	pts

1 The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines statutory combined ratio excluding flood is 106.2% for Third Quarter 2007 and 109.7% for Nine Months 2007 compared to 100.8% for Third Quarter 2006 and 101.8% for Nine Months 2006.
•	NPW increased slightly to $53.9 million in Third Quarter 2007 compared to Third Quarter 2006 and decreased 9% to $154.2 million in Nine Months 2007 compared to Nine Months 2006. In Third Quarter 2007 compared to Third Quarter 2006, increases in our homeowners business of $1.5 million to $19.0 million and increases in our personal automobile business outside of New Jersey of $1.8 million to $13.1 million were offset by decreased NPW for our New Jersey personal automobile business of $3.2 million to $19.5 million.

In Nine Months 2007 compared to Nine Months 2006, the NPW decrease was primarily driven by a decline in net premiums written for our New Jersey personal automobile business of $12.2 million to $61.2 million and an $11.3 million benefit in the first quarter of 2006 resulting from the termination of the Quota Share Treaty. Partially offsetting these decreases were increases in our personal automobile business outside of New Jersey of $3.8 million to $37.8 million and increases in our total homeowners business, excluding the impact of the Quota Share Treaty termination, of $3.2 million to $49.1 million.

The decrease in New Jersey personal automobile business in both Third Quarter and Nine Months 2007 was driven by a reduction in the number of New Jersey personal automobiles that we insure, primarily as a result of repricing that portion of our book at revised rates through our MATRIX pricing system. The New Jersey personal automobile market has been influenced by the introduction of new companies writing business in the state with rating plans that allow them to price accounts competitively. Our new Personal Lines rating plan was approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) and implemented in August 2006. Our new plan allows us to better evaluate and price risks, which will help us to profitably compete for new business in an agent’s office. We have moved our entire existing renewal inventory into our new pricing and tiering structure in New Jersey, which has caused a dislocation in this book of business due to the repricing of certain business at higher levels, some of which did not renew. As annual increases or decreases are capped at 20% by the NJDOBI, we expect improvements to materialize over a three year period. We continue to focus on increasing new business production within and outside of New Jersey through this advanced pricing methodology. Total Personal Lines NPW outside of New Jersey increased 13% to $22.2 million for Third Quarter 2007 compared to Third Quarter 2006 and 10% to $62.4 million for Nine Months 2007 compared to Nine Months 2006. In our continuing efforts to improve our existing book of automobile business, we have implemented average renewal rate increases of 13.1% in Pennsylvania effective August 1, 2007, and 8.5% in Maryland effective September 1, 2007. Such rate increases were necessary, as these states have regulatory restrictions on moving the renewal book into our new pricing methodology and the previous rates did not yield sufficient profitability.

•	NPE decreased reflecting decreases in NPW over the last 12 months.

•	The deterioration in the GAAP loss and loss expense ratio in Third Quarter 2007 and Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2007 was primarily driven by decreased rates, increased losses in the personal auto line of business for the quarter and increased losses in the personal auto and homeowners lines of business for the year-to-date period. We have also reduced our exposure related to urban enterprise zone business compared to the prior year.

•	The deterioration in the GAAP underwriting expense ratio in Third Quarter 2007 and Nine Months 2007 compared to Third Quarter 2006 and Nine Months 2006 was primarily attributable to overhead costs that have outpaced premiums earned in Third Quarter 2007 and Nine Months 2007. In addition, costs associated with the reorganization of the Personal Lines department in May of 2007, which reduced the staffing level by 31 employees, added 0.9 points to the underwriting expense ratio in Nine Months 2007.
Reinsurance
Our excess of loss treaties, which renewed on July 1, 2007, have the following characteristics:
Property Excess of Loss
•	The treaty was renewed with the same limit of $23.0 million in excess of a $2.0 million retention.

•	The terms and conditions are consistent with the expiring treaty.

Casualty Excess of Loss
•	The treaty structure remained unchanged. Continuing provisions include:
•	The Workers Compensation Only treaty renewed with a $3.0 million excess $2.0 million retention.

•	The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers all of our casualty business, including workers compensation, renewed with a $45.0 million excess of $5.0 million retention.

•	The additional layer to the Casualty Treaty, which was placed in January 2007 and provides coverage up to 75% of $40.0 million in excess of $50.0 million, continues in effect until July 2008.

•	Consistent with the prior year, the treaty excludes nuclear, biological, chemical, and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation in the $40.0 million excess of $50.0 million layer, remain at $166.0 million for the casualty excess of loss treaty, and $9.0 million for the workers compensation only treaty.
Property Catastrophe Excess of Loss
We continuously reevaluate our overall reinsurance program and the most effective ways to manage our risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, and projected impact on earnings and statutory surplus. We strive to balance the often opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk. Effective June 15, 2007, we placed an additional $50.0 million of coverage on top of our existing $285.0 million in excess of $40.0 million program (with 5% co-participation in all layers) to address growth in insured values. The combined program provides $318.3 million of coverage, net of co-participation, in excess of $40.0 million retention per occurrence and aggregate annual limits of $636.5 million. The following table presents Risk Management Solutions, Inc.’s (“RMS”) v7.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of June 30, 2007:

($ in thousands)	Stochastic Basis			Historic Basis
	Gross		Net Losses	Gross		Net Losses
Occurrence Exceedence	Losses	Net	as a Percent	Losses	Net	as a Percent
Probability	RMS v7.0	Losses[1]	of Equity[2]	RMS v7.0	Losses[1]	of Equity[2]

4.00% (1 in 25 year event)	$69,947	$29,061	3%	$49,277	$26,948	3%
2.00% (1 in 50 year event)	$134,532	$34,689	3%	$100,670	$32,181	3%
1.00% (1 in 100 year event)	$244,445	$41,848	4%	$190,897	$38,639	4%
0.40% (1 in 250 year event)	$485,837	$121,427	12%	$400,631	$66,042	6%
1 Net losses are after-tax and include applicable reinstatement premium.
2 Equity as of September 30, 2007.
Our current catastrophe program provides protection for a 1 in 229 year event, or an event with a 0.4% probability according to the RMS v7.0 historic model, and for a 1 in 175 year event, or an event with 0.6% probability according to the RMS v7.0 stochastic model. The new layer increased the cost of our catastrophe excess of loss program by $1.7 million.
Investments
Our investment portfolio consists primarily of fixed maturity investments (81% at September 30, 2007), but also contains equity securities, short-term investments, and other investments. Our investment philosophy includes certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The risk objective for our entire portfolio is to ensure that our investments are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2007	2006	Points		2007	2006	Points

Net investment income — before tax	$43,674	38,891	12%		$124,179	112,283	11%
Net investment income — after tax	33,409	30,079	11		96,354	87,355	10
Total invested assets					3,629,792	3,514,601	3
Effective tax rate	23.5%	22.7	0.8	Pts	22.4%	22.2	0.2	pts
Annual after-tax yield on investment portfolio					3.6%	3.4	0.2

The increases in net investment income before tax were primarily the result of higher investment yields on our fixed maturity securities as well as increased invested assets within our portfolio. The value of the investment portfolio reached $3.6 billion at September 30, 2007, an increase of 3% compared to $3.5 billion at September 30, 2006. The increase in invested assets was due, in part, to cash flows from operations of $393.1 million in 2006. The junior subordinated notes offering in September 2006 also added approximately $96.8 million in assets in 2006. This increase in invested assets was primarily in fixed maturity securities and other investments. Interest income from fixed maturity securities increased $2.8 million for Third Quarter 2007 compared to Third Quarter 2006 and $8.8 million for Nine Months 2007 compared to Nine Months 2006. Other investment income increased $2.1 million for Third Quarter 2007 compared to Third Quarter 2006 and $3.3 million for Nine Months 2007 compared to Nine Months 2006.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 81% of invested assets at September 30, 2007. Seventy percent (70%) of our fixed maturities portfolio is rated “AAA” while the portfolio has an average rating of “AA,” Standard & Poor’s (“S&P”) third highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade. Non-investment grade securities (below BBB-) represented less than 1%, or approximately $10 million, of our fixed maturity portfolio at September 30, 2007 and December 31, 2006. Our mortgage backed securities portfolio totaled $682.6 million at September 30, 2007, with an average credit rating of AA+. Selective has no direct and no indirect sub-prime mortgage exposure. Prior to investing in mortgage-backed securities, we analyze, among other things, each transaction’s FICO® credit score and loan to value ratio.
The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of our fixed maturities portfolio:

	Unaudited
	September 30,	December 31,
Rating	2007	2006
Aaa/AAA	70%	73%
Aa/AA	17%	17%
A/A	7%	7%
Baa/BBB	6%	3%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest our fixed maturities portfolio primarily in intermediate-term securities to limit overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is approximately 4 years while the Insurance Subsidiaries’ liabilities have a duration of approximately 3 years. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for the securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our liquidity requirements in the past have been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments and the issuance of debt and equity securities. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, borrowings from our credit facility. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, while enhancing our financial strength and underwriting capacity.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold or written-down, and are credited or charged to income. Our Investments segment’s results included net realized gains before tax of $2.8 million in Third Quarter 2007 compared to $3.9 million in Third Quarter 2006, and $27.2 million in Nine Months 2007 compared to $25.8 million in Nine Months 2006. The majority of the net realized gains for both the Third Quarter 2007 and Nine Months 2007 reflect the sale of certain long-term equity investments as part of a sector and portfolio reallocation effort. Realized gains were partially offset by realized losses, of which the most significant was the sale of an exchange traded fund (“ETF”) that we purchased during Third Quarter 2007 to hedge a portion of our equity portfolio during a time of market distress. As a result of the federal funds reduction, improvements were seen in the equity markets leading us to sell our interest in the ETF. This sale resulted in a $4.3 million realized loss for Third Quarter 2007 and Nine Months 2007. There were no write-downs in Third Quarter 2007 and 2006 or Nine Months 2007 and 2006. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in net realized gains did not change the overall liquidity of the investment portfolio. We generally sell securities to reduce our exposure to securities and sectors based upon economic evaluations, or if the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following table summarizes our realized gains and losses by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Nine Months ended	Nine Months ended
($ in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Held-to-maturity fixed maturity securities
Gains	$—	15	—	15
Losses	—	—	—	—
Available-for-sale fixed maturity securities
Gains	90	39	445	1,947
Losses	(1,079)	(713)	(2,087)	(6,581)
Available-for-sale equity securities
Gains	12,910	5,973	38,374	33,879
Losses	(8,271)	(1,366)	(8,691)	(3,458)
Other investments
Gains	847	—	847	—
Losses	(1,683)	—	(1,683)	—

Total net realized gains	$2,814	3,948	27,205	25,802

We realized gains and losses from the sale of available-for-sale debt and equity securities during Third Quarter 2007 and Nine Months 2007 and Third Quarter 2006 and Nine Months 2006. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	September 30, 2007		September 30, 2006
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturity securities:
0 — 6 months	$15.2	0.5	1.1	0.1
7 — 12 months	26.3	0.3	10.6	0.1
Greater than 12 months	—	—	9.6	0.3

Total fixed maturity securities	41.5	0.8	21.3	0.5

Equity securities:
0 — 6 months	55.9	8.1	4.2	1.4
7 — 12 months	—	—	—	—
Greater than 12 months	0.1	0.1	—	—

Total equity securities	56.0	8.2	4.2	1.4

Other investments:
0 — 6 months	5.3	1.7	—	—
7 — 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other investments	5.3	1.7	—	—

Total	$102.8	10.7	25.5	1.9

Period of time in an	Unaudited		Unaudited
unrealized loss position	Nine Months ended		Nine Months ended
($ in millions)	September 30, 2007		September 30, 2006
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturity securities:
0 — 6 months	$29.0	0.7	94.9	1.5
7 — 12 months	31.6	0.4	76.6	2.5
Greater than 12 months	10.2	0.2	33.9	1.5

Total fixed maturity securities	70.8	1.3	205.4	5.5

Equity securities:
0 — 6 months	58.5	8.4	12.2	2.8
7 — 12 months	0.3	0.2	2.4	0.6
Greater than 12 months	0.1	0.1	—	—

Total equity securities	58.9	8.7	14.6	3.4

Other investments:
0 — 6 months	5.3	1.7	—	—
7 — 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other investments	5.3	1.7	—	—

Total	$135.0	11.7	220.0	8.9

These securities were sold despite the fact that they were in a loss position. The decision to sell these securities was due to: (i) heightened credit risk during the period that the individual security was sold; (ii) the decision to reduce our exposure to certain issuers, industries, or sectors in light of changing economic or regulatory conditions; or (iii) changes in asset mix or allocation modifications for the portfolio.

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position as of September 30, 2007 and December 31, 2006:

Period of time in an unrealized loss position	Unaudited
	September 30, 2007		December 31, 2006
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturity securities:
0 — 6 months	$303.6	6.5	376.6	1.7
7 — 12 months	278.1	2.8	107.6	0.7
Greater than 12 months	668.2	7.9	705.8	10.1

Total fixed maturity securities	1,249.9	17.2	1,190.0	12.5

Equity securities:
0 — 6 months	9.1	0.4	7.8	0.2
7 — 12 months	—	—	—	—
Greater than 12 months	0.6	0.1	0.4	0.2

Total equity securities	9.7	0.5	8.2	0.4

Other:
0 — 6 months	—	—	6.9	0.1
7 — 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	—	—	6.9	0.1

Total	$1,259.6	17.7	1,205.1	13.0

Broad changes in the overall market or interest rate environment generally do not lead to impairment charges. As of September 30, 2007, our portfolio contained 818 securities in an unrealized loss position.
The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at September 30, 2007 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$119.1	118.2
Due after one year through five years	627.8	620.3
Due after five years through ten years	445.2	438.2
Due after ten years through fifteen years	25.9	25.3
Due after fifteen years	49.2	47.9

Total	$1,267.2	1,249.9

Investments Outlook
During the quarter, the Federal Reserve surprised most investors with a 50 basis point reduction in the federal funds rate when only a 25 basis point reduction was expected. This was the first rate reduction in more than four years. Concerns about the longer-term impacts to the overall U. S. economy from the global liquidity crisis and the associated pullback in credit extension, led to the rate reduction and an attempt to restore market liquidity. The equity market’s reaction was a 3.6% gain in the S&P 500 Index over the two days following the rate reduction. Still, the credit crunch remains a source of uncertainty. Economic data remains quite mixed, but points to weaker growth. Although recent consumer spending figures surprised the markets on the upside, the full effects of the weakening housing market may not have fully played out. In our view, subprime mortgage defaults and home foreclosures will probably not peak until well into 2008, thereby dampening consumer confidence.

The objective for our fixed maturity securities portfolio is to improve the overall diversification of risk away from municipals and mortgage-backed securities, further optimizing the portfolio, and booking attractive relative yields. We plan to reduce municipal positions and add mortgage and asset-backed related products on an opportunistic basis that meet our credit quality parameters, including FICO® credit scores and loan to value ratios.
We continue to position our equity portfolio more defensively, increasing our exposure to the consumer staples sector and maintaining our overweight position in the health care sector. We have also added several large cap multinational equities to our portfolio that we believe are poised to benefit from strong global economic growth prospects. Although we continue to selectively reduce our exposure to energy and materials, we still view these sectors favorably, as we believe the current supply and demand fundamentals should continue to support returns above the market average.
In our other investments portfolio, our strategy will be to continue to engage in additional investments with existing managers, while we look to evaluate new alternative investment ideas that fit into our existing portfolio. Our strategy is to find exceptional managers with a key advantage in alternative strategies that are relatively uncorrelated to the public equity and debt markets. As we add additional managers, we will continue to monitor our exposures by sponsor and strategy.
Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: HR Outsourcing and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. During Third Quarter 2007, these operations provided a contribution of $0.05 per diluted share compared to $0.07 per diluted share in Third Quarter 2006 and $0.17 per diluted share in Nine Months 2007 compared to $0.15 per diluted share in Nine Months 2006. Contributions from the Diversified Insurance Services segment, particularly the flood business, continue to provide some mitigation of insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues).
The results for this segment’s operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,		% Change		September 30,		% Change
($ in thousands)	2007	2006	or Points		2007	2006	or Points
HR Outsourcing
Revenue	$14,048	15,370	(9)%		$45,771	48,270	(5)%
Pre-tax profit	818	1,586	(48)		3,417	3,454	(1)
Flood insurance
Revenue	13,023	12,410	5		37,089	31,874	16
Pre-tax profit	2,715	3,610	(25)		8,482	8,260	3
Other
Revenue	2,260	1,504	51		6,326	3,967	60
Pre-tax profit	1,128	792	42		3,198	1,956	63
Total
Revenue	29,331	29,284	—		89,186	84,111	6
Pre-tax profit	4,661	5,988	(22)		15,097	13,670	10
After-tax profit	3,075	3,943	(22)		9,997	9,056	10
After-tax return on revenue	10.5%	13.5	(3.0	)pts	11.2%	10.8	0.4	pts

HR Outsourcing
•	HR Outsourcing revenue declined in Third Quarter 2007 and Nine Months 2007 compared to the same periods in the prior year, primarily as a result of a reduction in worksite lives. As of September 30, 2007, our worksite lives were down 2% to 25,884 compared to 26,464 as of September 30, 2006 resulting from recent economic trends as well as the sale, in Third Quarter 2007, of two large HR Outsourcing clients to companies that manage their payroll and human resources activities in house.

•	Pre-tax profit decreases in our HR Outsourcing business in Third Quarter 2007 and Nine Months 2007 compared to Third Quarter and Nine Months 2006 are mainly due to pricing pressure on our workers compensation product and the reduced level of worksite lives as mentioned above.
Flood Insurance
•	Flood premium in force was $138.1 million on approximately 299,000 policies at September 30, 2007, compared to premium in force of $112.3 million on approximately 262,000 policies at September 30, 2006.

•	Revenue increases were mainly attributable to the increase in flood premium in force as noted above. Partially offsetting the impact of premium in force for Third Quarter 2007 was reduced weather-related flood claim revenue of $0.1 million compared to $1.1 million in Third Quarter 2006 that resulted from less significant storm activity in the current quarter compared to the same quarter last year. Additionally, for both Third Quarter 2007 and Nine Months 2007, revenues were negatively impacted by a decrease in the fee paid to us by the National Flood Insurance Program (“NFIP”) of 0.6 points to 30.2% from 30.8%, which was effective for the NFIP’s fiscal year beginning on October 1, 2006.

•	The fluctuations in pre-tax profit, which decreased $0.9 million in Third Quarter 2007 compared to Third Quarter 2006 and increased $0.2 million in Nine Months 2007 compared to Nine Months 2006, were driven by the revenue items noted above. Although the weather-related flood claim revenue negatively impacted Third Quarter 2007 results by $1.0 million, the impact on a year-to-date basis was less significant at only $0.2 million.
Diversified Insurance Services Outlook
Our HR Outsourcing products, which are packaged as an Employer Protection Program (“EPP”), offer an additional revenue stream for our independent agents. Since unveiling the EPP during the First Quarter 2006, agents have gained a better understanding of the HR Outsourcing product; however, consistent with trends in the professional employer industry that are pointing to flat to negative growth in worksite lives, our client sales continue to be difficult. Additionally, in Florida, which represents 31% of our co-employer service fees, we expect another workers compensation rate reduction in 2008, which would be in addition to the 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes. Future reductions in this rate could adversely affect our HR Outsourcing’s results of operations, as workers compensation insurance is an important component of the EPP product.

The viability of the NFIP’s reinsurance program under the “Write-Your-Own” (“WYO”) Program is an essential component of our Diversified Insurance Services operations as we write flood insurance under the WYO Program. In 2005, the destruction caused by the active hurricane season stressed the NFIP with excessive levels of flood losses. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which topped out after Hurricane Katrina, and is again nearing maximum capacity. Bills are pending in the House and Senate that could impact the NFIP. These bills contain substantial legislative changes and revisions to the NFIP and WYO Program, some of which may be favorable and some of which may be unfavorable for us. It is uncertain, at present, what the net impact to us may be if the legislation is passed. As described above, the fee paid to us by the NFIP decreased 0.6 points to 30.2% of premiums written effective October 1, 2006. Future reductions in this rate are anticipated and could occur through additional legislative activity.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our business operations. Although above our required liquidity levels for operations, adequate returns on short-term assets have led us to increase our cash and short-term investments position to $231.4 million at September 30, 2007 from $203.5 million at December 31, 2006. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of Common Stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries to Selective Insurance Group, Inc. are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2006 statutory financial statements, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc. ordinary dividends in the aggregate amount of approximately $141.9 million in 2007. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by the investment income earned on collected premiums before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was approximately 4 years as of September 30, 2007, while the liabilities of our Insurance Subsidiaries have a duration of approximately 3 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year. Our consolidated investment portfolio was $3.6 billion at September 30, 2007 and December 31, 2006.
Selective has a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. At September 30, 2007, no balances were outstanding under this credit facility.

Selective HR Solutions (“SHRS”), our HR Outsourcing business, generates cash flows from its operations. Dividends from SHRS to Selective Insurance Group, Inc. are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio, which SHRS generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. SHRS provided dividends to Selective Insurance Group, Inc. of $0.9 million in Third Quarter 2007 compared to $1.3 million in Third Quarter 2006 and $3.4 million in Nine Months 2007 compared to $3.1 million in Nine Months 2006.
Dividends on shares of our Common Stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable that we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during Third Quarter 2007 and Third Quarter 2006. For further information regarding our notes payable, see Note 9, entitled, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report. At September 30, 2007, the amount available for dividends to holders of our Common Stock, in accordance with the restrictions of the 2000 Senior Notes, was $316.3 million. On January 30, 2007, our Board of Directors declared a two-for-one stock split of our Common Stock, in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to stockholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying consolidated financial statements, notes to consolidated financial statements and supplemental financial data. Book value per share increased to $19.64 as of September 30, 2007 compared to $18.81 as of December 31, 2006. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends to Selective Insurance Group, Inc. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends to Selective Insurance Group, Inc., could materially affect our ability to pay principal and interest on indebtedness and dividends on Common Stock.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2007, we had stockholders’ equity of $1,042.6 million and total debt of $333.1 million. In addition, we have an irrevocable trust valued at $13.1 million to provide for the repayment of notes having maturities in 2008.
Our cash requirements include, but are not limited to, principal and interest payments on senior convertible notes, various notes payable and convertible subordinated debentures, dividends to stockholders, payment of claims, the purchase of investments and capital expenditures, as well as other operating expenses, which include agents’ commissions, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below titled “Contractual Obligations and Contingent Liabilities and Commitments.”

As active capital managers, we continually monitor our cash requirements as well as the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions including, but not limited to, contributing capital to the subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our Common Stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during 2007:
•	On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of its Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases.

•	On July 24, 2007, the Board of Directors authorized a new stock repurchase program for up to 4 million shares, which expires on July 26, 2009.

•	In Third Quarter and Nine Months 2007, we repurchased approximately 0.5 million shares for $9.9 million and 5.7 million shares for $143.3 million, respectively, under our previous and current share repurchase programs.

•	On October 23, 2007, the Board of Directors declared, for stockholders of record as of November 15, 2007, a dividend of $0.13 per share to be paid on December 3, 2007. This is an 8% increase compared to the dividend declared in Third Quarter 2007.

•	On October 25, 2007, Selective Insurance Group, Inc. announced that it has called for redemption on November 30, 2007 of one-half of its outstanding 1.6155% Senior Convertible Notes due 2032 (the “Notes”). The record date for the redemption is November 5, 2007. The Notes called for redemption will be redeemed at $380.12 Note issue price plus $4.62 call premium for a redemption price of $384.74 per $1,000 Note, plus accumulated and unpaid cash interest up to, but not including, November 30, 2007. We plan to net share settle any voluntary conversions that are presented before the November 30, 2007 redemption date. This transaction will result in a net reduction of up to 1.2 million shares, depending on the number of bonds converted and the average share price during the conversion period. The expected reduction to our diluted weighted average share calculation resulting from this transaction will have a minimal impact in 2007.
Off-Balance Sheet Arrangements
At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
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
At September 30, 2007, we had additional limited partnership investment commitments within “Other investments” of up to $151.9 million; but there is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 19 of the Notes to Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Data” of Selective’s 2006 Annual Report.

Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us “A+ (Superior),” their second highest of fifteen ratings, and has been our rating for 46 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. In Third Quarter 2007, S&P’s Insurance Rating Services (“S&P”) reaffirmed our financial strength rating of “A+.” S&P’s reaffirmation cites our strong competitive position with close ties to our agents, strong operating performance, very strong operating company capitalization, and good financial flexibility. During Third Quarter 2006, Moody’s elevated their outlook regarding Selective to “positive.” The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch Ratings since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets, and our interest rate under our line of credit varies based upon Selective Insurance Group Inc.’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Federal Income Taxes
Total federal income tax expense decreased by $3.0 million for Third Quarter 2007 to $9.6 million and $8.8 million for Nine Months 2007 to $33.4 million, compared to Third Quarter 2006 and Nine Months 2006. The decrease was primarily attributable to decreased pre-tax income from our Insurance Operations segment. The effective tax rate for Third Quarter 2007 was 20.5%, compared with 24.9% for Third Quarter 2006 and 23.3% for Nine Months 2007 compared to 26.0% for Nine Months 2006. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in Selective’s 2006 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Selective’s Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Selective’s Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. Selective believes that it has valid defenses to these cases, and settled one such case in Third Quarter 2007 that had been filed in Fulton County, Georgia, Fields, et al. v. Selective Insurance Company of South Carolina, et al. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding Selective’s purchases of its Common Stock in Third Quarter 2007:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
July 1 — 31, 2007	1,019	$26.88	—	4,000,000
August 1 — 31, 2007	124,631	20.92	116,400	3,883,600
September 1 — 30, 2007	368,124	20.58	364,300	3,519,300

Total	493,774	$20.68	480,700

[1]	During Third Quarter 2007, 5,502 shares were purchased from employees in connection with the vesting of restricted stock and 7,572 shares were purchased from employees in connection with stock option exercises. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the current market prices of Selective’s Common Stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009. During Third Quarter 2007, 480,700 shares were repurchased, leaving 3,519,300 shares remaining to be purchased under the authorized program.
ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.
* 10.1	Amendment No. 2 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies.

* 11	Statement Re: Computation of Per Share Earnings.

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC. Registrant

By: /s/ Gregory E. Murphy	November 2, 2007
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	November 2, 2007
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.
* 10.1	Amendment No. 2 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies.

* 11	Statement Re: Computation of Per Share Earnings.

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith