Form 10-K
period 2007-12-31
SELECTIVE INSURANCE GROUP INC
filed 2008-02-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-8641
SELECTIVE INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code: (973) 948-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

7.5% Junior Subordinated Notes due September 27, 2066	New York Stock Exchange

Common Stock, par value $2 per share	NASDAQ Global Select Market
Preferred Share Purchase Rights
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

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No
The aggregate market value of the voting Common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $1,393,617,821 on June 30, 2007.
As of February 15, 2008, the registrant had outstanding 53,869,967 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 24, 2008 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.

Page No.

PART I.

Item 1. Business	3

Item 1A. Risk Factors	23

Item 1B. Unresolved Staff Comments	32

Item 2. Properties	32

Item 3. Legal Proceedings	32

Item 4. Submission of Matters to a Vote of Security Holders	32

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6. Selected Financial Data	35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Forward-looking Statements	37

Introduction	37

Critical Accounting Policies and Estimates	37

Financial Highlights of Results for Years Ended December 31, 2007, 2006, and 2005	45

Results of Operations and Related Information by Segment	46

Financial Condition, Liquidity and Capital Resources	60

Federal Income Taxes	63

Adoption of Accounting Pronouncements	63

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	64

Item 8. Financial Statements and Supplementary Data	67

Consolidated Balance Sheets as of December 31, 2007 and 2006	68

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	69

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	70

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	71

Notes to Consolidated Financial Statements	72

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	103

Item 9A. Controls and Procedures	103

Item 9B. Other Information	105

PART III.

Item 10. Directors, Executive Officers and Corporate Governance	105

Item 11. Executive Compensation	105

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105

Item 13. Certain Relationships and Related Transactions, and Director Independence	105

Item 14. Principal Accountant Fees and Services	105

Exhibit 10.5e
Exhibit 10.7a
Exhibit 10.14b
Exhibit 10.14c
Exhibit 10.14d
Exhibit 21
Exhibit 23.1
Exhibit 24.1
Exhibit 24.2
Exhibit 24.3
Exhibit 24.2
Exhibit 24.5
Exhibit 24.6
Exhibit 24.7
Exhibit 24.8
Exhibit 24.9
Exhibit 24.10
Exhibit 24.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

PART I
Item 1. Business.
Overview
Selective Insurance Group, Inc., through its subsidiaries, (collectively known as “Selective” or “the Company”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective Insurance Group, Inc.’s Common Stock is publicly traded on the NASDAQ Global Select Market under the symbol, “SIGI.”
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
Selective’s Insurance Operations sell property and casualty insurance policies, which are contracts to cover losses for specified risks in exchange for premiums. Property insurance generally covers the financial consequences of accidental loss to the insured’s property. Property claims are generally reported and settled in a relatively short period of time. Casualty insurance generally covers the financial consequences of bodily injury and/or property damage to a third party as a result of the insured’s negligent acts, omissions, or legal liabilities. Casualty claims often take years to be reported and settled.
Selective’s Insurance Operations segment writes its property and casualty insurance products through seven insurance subsidiaries (“Insurance Subsidiaries”), which are listed on the following table together with their respective pooled financial strength ratings by A.M. Best Company, Inc. (“A.M. Best”), and state of domicile by which each is primarily regulated:

Insurance Subsidiaries	A.M. Best Rating[1]	Domiciliary State
Selective Insurance Company of America (SICA)	“A+ (Superior)”	New Jersey
Selective Way Insurance Company (SWIC)	“A+ (Superior)”	New Jersey
Selective Insurance Company of South Carolina (SICSC)	“A+ (Superior)”	South Carolina
Selective Insurance Company of the Southeast (SICSE)	“A+ (Superior)”	North Carolina
Selective Insurance Company of New York (SICNY)	“A+ (Superior)”	New York
Selective Insurance Company of New England (SICNE)	“A+ (Superior)”	Maine
Selective Auto Insurance Company of New Jersey (SAICNJ)	“A+ (Superior)”	New Jersey

[1]	With regard to an “A+” rating, A.M. Best uses its highest Financial Strength Rating of “Secure,” and a descriptor of “Superior,” which it defines as, “Assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders.” Only 10% of commercial and personal insurance companies carry an “A+” or better rating from A.M. Best.
In 2007, A.M. Best, in its list of “Top Property/Casualty Writers,” ranked Selective the 46th largest property and casualty group in the United States based on the combined net premiums written (“NPW”) for 2006.

Insurance Operations
Selective’s Insurance Operations segment derives substantially all of its revenues from insurance policy premiums. The Insurance Subsidiaries predominantly write annual policies, of which the associated premiums are defined as NPW. NPW is recognized as revenue as net premiums earned (“NPE”) ratably over the term of the insurance policy. Expenses fall into three categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.
Selective’s Insurance Subsidiaries are regulated by each of the states in which they do business. Each Insurance Subsidiary is required to file financial statements with such states, prepared in accordance with accounting principles prescribed by, or permitted by, such Insurance Subsidiary’s state of domicile (“Statutory Accounting Principles” or “SAP”). SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Selective evaluates the performance of our Insurance Subsidiaries in accordance with SAP. Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance and for industry comparative purposes.
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
SAP differs in several ways from generally accepted accounting principles in the United States of America (“GAAP”), under which Selective is required to report our financial results to the United States Securities and Exchange Commission (“SEC”). The most notable differences impacting our reported net income are as follows:
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

The following table shows the statutory results of the Insurance Operations segment for the last three completed fiscal years:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Insurance Operations Results
NPW	$1,562,728	1,540,901	1,462,914

NPE	$1,525,163	1,504,632	1,421,439
Losses and loss expenses incurred	997,230	958,741	902,557
Net underwriting expenses incurred	494,944	482,657	449,569
Policyholders’ dividends	7,202	5,927	5,688

Underwriting profit	$25,787	57,307	63,625

Ratios:
Losses and loss expense ratio	65.4%	63.7	63.5
Underwriting expense ratio	31.6%	31.3	30.7
Policyholders’ dividends ratio	0.5%	0.4	0.4

Combined ratio	97.5%	95.4	94.6

GAAP Combined ratio [1]	98.9%	96.1	95.1

[1]	The “GAAP Combined ratio” excludes the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis. The total Statutory Combined ratio excluding flood was 98.2% in 2007, 96.1% in 2006, and 95.3% in 2005.
Historically, Selective has produced a lower statutory combined ratio than the property and casualty insurance industry, and outperformed the industry average for the past 10-year period by 2.3 points. The table below sets forth a comparison of certain Company and industry statutory ratios:

	Simple
	Average of
	All Periods
	Presented	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Selective Ratios: (1)
Loss and loss expense	69.5%	65.4	63.7	63.5	65.3	70.3	72.3	74.3	75.7	74.4	70.2
Underwriting expense	31.1	31.6	31.3	30.7	30.3	30.7	30.3	31.5	31.7	30.5	32.2
Policyholders’ dividends	0.6	0.5	0.4	0.4	0.3	0.5	0.6	0.9	0.9	0.8	0.7
Statutory combined ratio	101.2	97.5	95.4	94.6	95.9	101.5	103.2	106.7	108.2	105.7	103.2
Growth (decline) in net premiums written	8.2	1.4	5.3	6.9	12.0	15.7	13.8	10.5	3.6	8.1	4.4
Industry Ratios: (1) (2)
Loss and loss expense	76.3	67.7	65.3	75.3	73.5	75.0	81.5	88.4	81.5	78.8	76.2
Underwriting expense	26.3	27.2	26.2	25.4	24.9	24.6	25.1	26.5	27.4	27.9	27.7
Policyholders’ dividends	0.9	0.6	0.9	0.5	0.5	0.5	0.6	0.8	1.4	1.3	1.7
Statutory combined ratio	103.5	95.6	92.4	101.2	98.9	100.1	107.3	115.7	110.4	108.1	105.6
Growth in net premiums written	4.9	(1.2)	3.9	0.0	4.4	9.7	15.1	8.5	4.7	1.9	1.8
Selective Favorable (Unfavorable) to Industry:
Statutory combined ratio	2.3	(1.9)	(3.0)	6.6	3.0	(1.4)	4.1	9.0	2.2	2.4	2.4
Growth (decline) in net premiums written	33	2.6	1.4	6.9	7.6	6.0	(1.3)	2.0	(1.1)	6.2	2.6

1.	The ratios and percentages are based upon SAP prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, Selective adopted a codified set of statutory accounting principles, as required by the NAIC. These principles were not retroactively applied, but would not have had a material effect on the ratios presented above.

2.	Source: A.M. Best. The industry ratios for 2007 have been estimated by A.M. Best.
Lines of Business and Products
Selective’s Insurance Operations segment includes commercial lines (“Commercial Lines”), which markets primarily to businesses and represents approximately 87% of Selective’s NPW; and personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 13% of NPW.

Commercial Lines
Commercial Lines underwrites general liability, commercial automobile, workers compensation, commercial property, business owners’ policy, and bond risks through traditional insurance and alternative risk management products.
Personal Lines
Personal Lines underwrites and issues insurance policies for personal automobile, homeowners, and other various risks.
Regional Geographic Market Focus
Selective’s Insurance Operations segment primarily focuses its marketing efforts and sells its products and services in the Eastern and Midwestern regions of the United States. Although still concentrated in coastal eastern states, this geographic diversification lessens Selective’s exposure to regulatory, competitive and catastrophic risk. The Insurance Operations segment does not conduct any business outside of the United States. The following table shows the principal states in which Selective writes insurance business and the percentage of Selective’s total NPW that such state represents for the last three fiscal years.

	Year Ended December 31,
Net Premiums Written	2007	2006	2005
New Jersey	30.0%	32.6	33.9
Pennsylvania	14.1	14.3	14.4
New York	10.8	11.1	11.2
Maryland	7.6	7.5	7.2
Virginia	6.0	5.9	5.6
Illinois	4.4	3.9	3.8
North Carolina	4.0	3.8	3.8
Georgia	3.5	3.2	3.1
Indiana	3.5	3.1	2.8
South Carolina	2.8	2.5	2.5
Michigan	2.0	1.9	1.8
Ohio	1.8	1.6	1.5
Connecticut	1.7	1.4	1.3
Rhode Island	1.3	1.3	1.2
Delaware	1.2	1.3	1.4
Wisconsin	1.2	1.1	1.1
Minnesota	1.0	1.1	1.1
Other states[1]	3.1	2.4	2.3

Total	100.0%	100.0	100.0

[1]	Other states include, among others, Florida, Iowa, Kentucky, Missouri and Washington D.C.
Independent Insurance Agent Distribution Model
According to a study done by the Independent Insurance Agents and Brokers of America, in 2005, independent insurance agents and brokers wrote approximately 80% of commercial property and casualty insurance and approximately 36% of the personal lines insurance business in the United States. Independent agents are a significant force in overall insurance industry premium production, in large part because they represent more than one insurance company and, therefore, can provide insureds with a wider choice of commercial and personal property and casualty insurance products. As a result, Selective is committed to the independent agency distribution channel and focuses its primary strategy on building relationships with well-established, independent insurance agents, including efforts to assist in the hiring and training of producers. In addition, Selective carefully monitors each agent’s profitability, growth, financial stability, staff, and mix of business against plans that are developed annually with the agent. In developing annual plans with its independent insurance agents, Selective’s field personnel and management spend considerable time meeting with agencies to: (i) advise them on Company developments; (ii) receive feedback on products and services; (iii) help agents increase market share; and (iv) consolidate more of their business utilizing Selective’s technology advantages.
As of December 31, 2007, Selective’s Insurance Subsidiaries had entered into agency agreements with approximately 880 independent insurance agents having approximately 1,800 storefronts pursuant to these agreements. The agents are authorized to sell policies written by the Insurance Subsidiaries and are paid commissions pursuant to calculations and specific percentages stated in the agency agreement. Under the agency agreement, other than as provided by law, agents are not permitted to receive compensation for the business they place with Selective from any insured or applicant for insurance other than Selective. The agency agreement provides for commissions to be paid based on a percentage of the premium written. Selective and its agents also negotiate other compensation arrangements, including supplemental commissions, based on the volume and underwriting results of the business the agent writes with Selective.

Technology and Field Model Business Strategy
Selective uses the service mark “High Tech x High Touch = HT2®” to describe its business strategy for the Insurance Operations. “High Tech” signifies the advanced technology that Selective uses to make it easy for: (i) independent insurance agents to transact and process business with Selective; and (ii) customers to access real-time information, manage their accounts and pay their bills through an on-line customer portal that was established in September 2006. “High Touch” signifies the close relationships that Selective has with its independent insurance agents and customers as a result of its business model that places underwriters, claims representatives, technical or technology staff, and safety management representatives in the field near its agents and customers.
Technology
Selective seeks to transact as much of its business as possible through the use of technology and, in recent years, has made significant investments in state-of-the-art information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives to: (i) provide its independent agents and customers with access to accurate business information; (ii) provide independent agents the ability to process business transactions from their offices and systems; and (iii) provide underwriters with targeted pricing tools to enhance profitability while growing the business. In 2007, Applied Systems Client Network presented Selective with the “2007 Commercial Lines Interface Carrier of the Year Award” for promoting efficient communication between insurance carriers and independent agents. Applied Systems is a provider of automated solutions for property and casualty insurance agents. The award was given in recognition of Selective’s excellent work to implement download and real-time interface technology with independent agents through its xSELerate® agency integration technology. Selective also received the 2007 Quantum Award from the AMS Users’ Group, another major provider of automated management solutions for agents, for creating technology that enables independent agents to make a quantum leap in productivity and profitability. This award was granted to Selective for increasing productivity and efficiency for its independent insurance agents through its xSELerate® agency integration technology. Additionally, Selective was recognized as a model carrier component by Celent, an IT consulting group, for its effective use of its xSELerate® technology.
Selective manages its information technology projects through a project management office (“PMO”). The PMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of Selective. Selective’s senior management meets monthly with the PMO to review all major projects and report on the status of other projects. Selective believes that the PMO is a factor in the success of its technology implementation and is a competitive advantage. Selective’s technology operations are located in Branchville, New Jersey; Glastonbury, Connecticut; and Sarasota, Florida.
Field Strategy
To support its independent agents, Selective employs a field underwriting model and a field claims model that are supported by the home office in Branchville, New Jersey, and six regional branch offices (“Region”), which as of December 31, 2007 were as follows:

Region	Office Location

Great Lakes/Big River	Columbus, Ohio
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina

As of December 31, 2007, Selective’s field force included:
•	98 Commercial Lines field underwriters, known as agency management specialists (“AMSs”). AMSs live and work in the geographic vicinity of Selective’s appointed agents and generally work from offices in their homes. As a result of this close proximity and direct and regular interaction, AMSs are able to build strong relationships with agents.

•	11 Personal Lines territory managers that work with AMSs and independent agents to advance production. Territory managers build strong relationships with agents through direct and regular interaction, which better positions them to evaluate new business opportunities.

•	14 field technology employees. These employees work directly with agents, training and marketing Selective’s technology systems like xSELerate® and SelectPLUS®. They also gather feedback from the agents to help improve Selective’s technology to meet the needs of the agency force.

•	75 safety management specialists (“SMSs”). SMSs are located in the Regions and are responsible for surveying and assessing insured and prospective risks from a risk/safety standpoint, and for providing ongoing safety management services to certain insureds.

•	149 field claims adjusters, known as claim management specialists (“CMSs”). Like AMSs, CMSs live in the geographic vicinity of Selective’s appointed agents and generally work from offices in their homes. CMSs, because of their geographic location, are able to conduct on-site inspections of losses and resolve claims faster, more accurately, and with higher levels of customer satisfaction. As a result, CMSs also obtain knowledge about potential exposures that they can share with AMSs.
Underwriting
Selective seeks to underwrite a variety of insurance risks and divides its markets into three segments:
•	Small business accounts with premiums less than $25,000 represent 52% of total direct premium written. During 2007, 30% of new small business was written through Selective’s Internet-based One & Done® system’s automated underwriting templates;

•	Middle market business accounts with premiums greater than $25,000 but less than $250,000 represent 42% of total direct premium written. This business, which cannot be written through the One & Done® system, is the primary focus of the AMSs; and,

•	Large business accounts with annual premiums of approximately $250,000 or greater represent 6% of Selective’s total direct premium written and are underwritten by a specialized commercial lines unit, Selective Risk Managers (“SRM”). Approximately 24% of the of the SRM premium includes alternative risk transfer mechanisms such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts.
Selective’s underwriting process requires communication and interaction among:
•	The independent agents and the AMSs, who identify product and market needs;

•	Selective’s strategic business units (“SBUs”), located in the home office, which are organized by customer and product type, and develop Selective’s pricing and underwriting guidelines in conjunction with regions;

•	The Regions, which work with the SBUs to establish annual premium and pricing goals; and

•	The Actuarial Department, located in the home office, which assists in the determination of rate and pricing levels while also monitoring pricing and profitability.
Selective also has an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists Selective’s agents by servicing small to mid-sized business customers. During 2006, the USC became available to personal lines business customers of our New Jersey agents, with a rollout to Selective’s remaining states during 2007. At the USC, Selective employees, who are licensed agents, respond to customer inquiries about insurance coverage, billing transactions, and other matters. The agent, as consideration for these services, receives a commission that is lower than the standard commission by approximately two points. Selective has found that the USC also provides additional opportunities to increase direct premiums written, as larger agencies seek insurance companies that have service center capabilities. Currently, the USC is servicing commercial lines net premiums written of $70 million and personal lines net premiums written of $33 million. The total $103 million serviced represents 7% of total net premiums written.

Selective believes that a distinct advantage of its field underwriting model is its ability to provide a wide range of front-line safety management services focused on improving the policyholder’s safety and risk management programs, as expressed by its service mark “Safety Management: Solutions for a safer workplaceSM”. Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation;  (ii) web-based safety management educational resources, including a large library of coverage-specific safety materials, videos and on-line courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) OSHA construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Selective’s safety management goal is to partner with its policyholders to identify and eliminate potential loss exposures.
Selective analyzes its underwriting profitability by line of business, account, product, agency and other bases. Selective’s goal is to continue to underwrite the risks that it understands well and that, in aggregate, are profitable.
Field Claims Management
Effective, fair, and timely claims management is one of the most important customer services that Selective provides and one of the critical factors in achieving underwriting profitability. Selective’s claims practices emphasize the maintenance of timely and adequate claims reserves, and the cost-effective delivery of claims services by controlling losses and loss expenses. CMSs are primarily responsible for investigating and settling claims directly with policyholders and claimants. By promptly and personally investigating claims, CMSs are able to provide personal service and quickly resolve claims. CMSs also provide guidance on the handling of the claim until its final disposition. Selective also believes that by visiting the site of the claim, and meeting face-to-face with the insured or claimant, the settlement will be more accurate. In territories where there is insufficient claim volume to justify the placement of a CMS, or when a particular claim expertise is required, Selective uses independent adjusters to investigate and settle claims.
Selective has a centralized special investigations unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and takes action on potentially fraudulent claims. It is Selective’s practice to notify the proper authorities of its findings. This practice sends a clear message that Selective will not tolerate fraudulent activity committed against it or its customers. The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.
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
Selective’s loss and loss expense reserve development over the proceeding 10 years is shown on the following table.
Section I of the 10-year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year’s unpaid loss and loss expenses. The liability represents the estimated amount of loss and loss expenses for claims that were unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and loss expenses outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year. Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2007. Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2007.
This table does not present accident or policy year development data. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

($ in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
I. Gross reserves for unpaid losses and loss expenses at December 31	$1,161.2	1,193.3	1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5
Reinsurance recoverable on unpaid losses and loss expenses at December 31	$(124.2)	(140.5)	(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)
Net reserves for unpaid losses and loss expenses at December 31	$1,037.0	1,052.8	1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7

II. Net Reserves estimated as of:
One year later	$1,034.5	1,044.2	1,080.7	1,125.5	1,151.7	1,258.1	1,408.1	1,621.5	1,858.5	2,070.2
Two years later	1,024.8	1,035.9	1,088.2	1,152.7	1,175.8	1,276.3	1,452.3	1,637.3	1,845.1
Three years later	1,014.0	1,033.3	1,115.6	1,181.9	1,210.7	1,344.6	1,491.1	1,643.7
Four years later	998.1	1,040.3	1,134.4	1,220.2	1,290.2	1,371.5	1,522.9
Five years later	997.9	1,049.9	1,156.0	1,278.3	1,306.8	1,413.8
Six years later	1,003.6	1,058.6	1,194.6	1,287.5	1,349.6
Seven years later	1,011.6	1,090.0	1,203.2	1,325.5
Eight years later	1,038.0	1,101.1	1,238.2
Nine years later	1,045.2	1,135.4
Ten years later	1,078.3
Cumulative net redundancy (deficiency)	$(41.3)	(82.6)	(156.5)	(213.7)	(217.8)	(170.8)	(119.7)	(27.3)	20.7	18.8

III. Cumulative amount of net reserves paid through:
One year later	$313.7	328.1	348.2	399.2	377.1	384.0	414.5	422.4	468.6	469.4
Two years later	531.1	537.5	600.3	649.1	627.3	653.3	691.4	729.5	775.0
Three years later	665.5	703.8	767.5	815.3	807.2	836.3	903.7	942.4
Four years later	760.8	797.1	870.8	930.9	926.9	966.2	1,033.5
Five years later	812.2	856.1	933.6	1,002.4	1,003.3	1,044.6
Six years later	849.7	892.2	974.6	1,046.3	1,053.8
Seven years later	875.9	919.2	1,001.1	1,081.7
Eight years later	894.7	937.1	1,029.0
Nine years later	908.5	956.7
Ten years later	922.5

IV. Re-estimated gross liability	$1,338.6	1,399.8	1,519.0	1,574.5	1,613.2	1,654.3	1,782.6	1,912.0	2,121.8	2,303.1
Re-estimated reinsurance recoverable	$(260.3)	(264.4)	(280.8)	(249.0)	(263.6)	(240.4)	(259.6)	(268.3)	(276.7)	(232.9)

Re-estimated net liability	$1,078.3	1,135.4	1,238.2	1,325.5	1,349.6	1,413.8	1,522.9	1,643.7	1,845.1	2070.2

V. Cumulative gross deficiency	$(177.4)	(206.5)	(245.2)	(301.8)	(314.8)	(250.8)	(194.8)	(76.8)	(37.8)	(14.4)

Cumulative net redundancy (deficiency)	$(41.3)	(82.6)	(156.5)	(213.7)	(217.8)	(170.8)	(119.7)	(27.3)	20.7	18.8

Note: Some amounts may not foot due to rounding.

Selective experienced favorable prior year development in 2007 and 2006 of $18.8 million and $7.3 million, respectively. In 2005, prior year adverse development was $5.1 million. The following paragraphs provide information regarding the development in each of these calender years.
Selective experienced overall favorable development in its loss and loss expense reserves totaling $18.8 million in 2007, which was primarily driven as follows:
•	The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $19 million, which was primarily driven by lower than expected severity in accident years 2004 through 2006.

•	The personal automobile line of business experienced favorable prior year development of approximately $10 million, due to lower than expected loss emergence for accident years 2005 and prior partially offset by higher severity in accident year 2006.

•	The workers compensation line of business experienced favorable prior year development of approximately $4 million reflecting the implementation of a series of improvement strategies for this line in recent accident years partially offset by an increase in the tail factor related to medical inflation and general development trends.

•	The homeowners line of business experienced adverse prior year loss and loss expense reserve development of approximately $6 million driven by unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks.

•	The personal umbrella line of business experienced adverse prior year loss and loss expense reserve development of approximately $4 million in 2007, which was due to the impact of several significant losses on this small line.

•	The remaining lines of business, which collectively contributed approximately $4 million of adverse development, do not individually reflect any significant trends related to prior year development.
Selective’s 2006 overall favorable loss and loss expense reserve development was driven by the following:
•	The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005.

•	The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside New Jersey and re-contracting our medical bill review services.

•	The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency.

•	The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by our contractor completed operations business and an increase in reserves for legal expenses.

•	The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.
During the course of 2005, Selective had analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business. In the fourth quarter of 2005, Selective had accumulated sufficient evidence to change management’s best estimate of loss reserves for these lines. Accordingly, Selective took the following actions:
•	Workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior.

•	Commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years.

•	The general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004.
The adverse judicial ruling by the New Jersey Supreme Court in the second quarter of 2005 that eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of the New Jersey Automobile Insurance Cost Reduction Act (“AICRA”) led to an increase in personal automobile reserves of approximately $10 million, of which $6 million represents adverse development from prior years.

The cumulative loss and loss expense reserve net deficiencies seen in the years 1998 through 2003 are generally reflective of the soft market pricing in the industry during that time frame, which hit the lowest levels in 1999. The property and casualty insurance industry, as a whole, underestimated reserves and loss trends leading to intense pricing competition. Additionally, during 1999, Selective significantly increased gross and ceded reserves by $37.5 million for prior accident years related to unlimited medical claims under personal injury protection provisions of personal automobile policies ceded to the Unsatisfied Claim and Judgment Fund in the State of New Jersey. Approximately 18% of the cumulative gross deficiency for years 1998 and prior stems from this increase.
The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31, as follows:

(in thousands)	2007	2006
Statutory losses and loss expense reserves (1)	$2,312,086	2,084,012
Provision for uncollectible reinsurance	2,750	2,700
Pension adjustment	72	2,619
Other	(162)	(299)

GAAP losses and loss expense reserve – net	2,314,746	2,089,032
Reinsurance recoverable on unpaid losses and loss expenses	227,801	199,738

GAAP losses and loss expense reserves – gross	$2,542,547	2,288,770

(1)	Statutory losses and loss expense reserves are presented net of reinsurance recoverable on unpaid losses and loss expenses.
Environmental Reserves
Reserves established for liability insurance include exposure to environmental claims, both asbestos and non-asbestos. Selective’s exposure to environmental liability is primarily due to: (i) policies written prior to the introduction of the absolute pollutions endorsement in the mid-1980’s; and (ii) underground storage tank leaks, mostly from New Jersey homeowners policies in recent years. Selective’s asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable.
“Asbestos claims” are claims presented to Selective in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2007, asbestos claims constituted 89% of Selective’s 2,448 environmental claims compared with 88% of Selective’s 2,575 outstanding environmental claims at December 31, 2006.
“Non-asbestos claims” are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented to Selective, other than asbestos claims. These claims primarily include landfills and leaking underground storage tanks. In past years, landfill claims have accounted for a significant portion of Selective’s environmental claim unit’s litigation costs. Over the past few years, Selective has been experiencing adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.
Selective refers all environmental claims to its centralized and specialized environmental claim unit. Environmental reserves are evaluated on a case-by-case basis. As cases progress, the ability to assess potential liability often improves. Reserves are then adjusted accordingly. In addition, each case is reviewed in light of other factors affecting liability, including judicial interpretation of coverage issues.
IBNR reserve estimation for environmental claims is difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. Moreover, normal historically-based actuarial approaches are difficult to apply because past environmental claims are not indicative of future potential environmental claims. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, management does not calculate a specific environmental loss range. Historically, Selective’s environmental claims have been significantly less volatile and uncertain than other competitors in the commercial lines industry. In part, this is due to the fact that Selective is the primary insurance carrier on the majority of its environmental exposures, thus providing more certainty in its reserve position compared to the insurance marketplace.

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
In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 via the Terrorism Risk Insurance Program Reauthorization Act of 2007. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.
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
Reinsurance recoverable balances tend to fluctuate based on the underlying losses incurred by the Insurance Subsidiaries. If a severe catastrophic event occurs, reinsurance recoverable balances may increase significantly. The reinsurance recoverable balances on paid and unpaid claims were 22% of stockholders equity at December 31, 2007 compared to 19% at December 31, 2006. These balances, net of available collateral, were 18% of stockholders equity at December 31, 2007 compared to 15% at December 31, 2006. Federal or state sponsored pools, which Selective believes to have minimal default risk, represented approximately 44% at December 31, 2007 and 50% at December 31, 2006 of the uncollateralized reinsurance recoverable on paid and unpaid balance. The following are the five largest individual uncollateralized reinsurance recoverables on paid and unpaid balances:

	As of: 12/31/07			As of: 12/31/06
		Unsecured		Unsecured
($ in thousands)	Ratings:	Recoverable on	% of	Recoverable on
Reinsurer Name	A.M. Best	Paidand Unpaid	Total	Paid and Unpaid	% of Total

NJ Unsatisfied Claim Judgement Fund	State pool	$64,498	34%	$65,624	39%

Munich Reinsurance America, Inc.	“A+”	34,620	18%	30,776	18%

Hannover Ruckversicherungs AG	“A”	18,014	9%	12,161	7%

Swiss Re America Corp.	“A+”	14,434	8%	10,740	6%

National Flood Insurance Program	Federal program	12,583	7%	14,823	9%

All Other Reinsurers	various	46,686	24%	32,346	21%

Total		$190,835		$166,470

% of Shareholders Equity		18%		15%

The table below summarizes the significant reinsurance treaties covering the Insurance Subsidiaries.

Treaty	Reinsurance Coverage	Terrorism Coverage
TRIA, Federal Statutory Program	See above for the description of TRIA. 85% of all TRIA certified losses above the retention. Selective’s retention for 2008 is approximately $203 million. Current program covers both domestic and foreign terrorism. Terrorism acts related to the use of nuclear, biological, chemical or radioactive (“NBCR”) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the event.	Current program is set to expire on December 31, 2014. For further information regarding this legislation and our risks concerning terrorism exposure, see Item 1A. “Risk Factors” of this Form 10-K.

Property Excess of Loss	$23 million above a $2 million retention in two layers. Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:
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

Property Catastrophe Excess of Loss	95% of $310 million above $40 million retention in three layers:
•    95% of losses in excess of $40 million up to $100 million;
•    95% of losses in excess of $100 million up to $200 million;
•    95% of losses in excess of $200 million up to $350 million; and
	The treaty provides one reinstatement per layer, $589.0 million in annual aggregate limit, net of Selective’s co-participation.	All nuclear, biological and chemical (NBC) losses are excluded regardless of whether or not they are certified under TRIA. TRIA losses related to foreign acts of terrorism are excluded from the treaty. Domestic terrorism is included regardless of whether it is certified under TRIA or not. Please see Item 1A. “Risk Factors” of this Form 10-K for further discussion regarding changes in TRIA.

Casualty Excess of Loss	Casualty Excess of Loss program is structured in two treaties: Workers compensation only working layer treaty and all inclusive Casualty treaty, which provides coverage for all casualty lines including Workers compensation. Workers compensation losses have per occurrence coverage of $48 million in excess of $2 million retention and additional coverage of 75% of $40 million in excess of $50 million. All other casualty losses have per occurrence	All NBC losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:

Workers compensation only working layer of $3 million in excess of $2 million layer provides two reinstatements for terrorism losses, $9 million annual aggregate limit;

Casualty treaty:
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

•    $7 million in excess of $5 million layer provides two reinstatements for terrorism losses, $21 million annual aggregate limit;
•    $9 million in excess of $12 million layer provides two reinstatements for terrorism losses, $27 million annual aggregate limit;
•    $9 million in excess of $21 million layer provides one reinstatement for terrorism losses, $18 million annual aggregate limit;
•    $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit;
•    75% of $40 million in excess of $50 million layer provides up to $30 million of coverage net of co-participation with one reinstatement for terrorism losses, $60 million in net annual aggregate limit; and

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
Insurance Regulation
General
Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relates to a variety of aspects of an insurance company’s business and financial condition. The primary public purpose of such supervision and regulation is to protect the insurer’s policyholders, not the insurer’s shareholders. The extent of regulation varies, and generally is derived from state statutes that delegate regulatory, supervisory, and administrative authority to state insurance departments. Although the insurance industry is primarily regulated by individual states, federal initiatives can have an impact on the industry, such as the federal government’s enactment and extension of TRIA, the enforcement of economic and trade sanctions by the Office of Foreign Assets Control, and the proposal for an optional federal charter that would allow companies to choose between state regulation and national regulatory structure that would eliminate the need to comply with 51 sets of different regulations.
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
The NAIC model laws and regulations are also intended to enhance the regulation of insurer solvency. These model laws and regulations contain certain risk-based capital requirements for property and casualty insurance companies designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with total adjusted capital that is less than two times their “Authorized Control Level,” as calculated pursuant to the NAIC model laws and regulations, are subject to different levels of regulatory intervention and action. Based upon the unaudited 2007 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary’s total adjusted capital substantially exceeded two times their Authorized Control Level.
Investments Segment
Selective’s investment philosophy includes setting certain return and risk objectives for its equity and fixed maturity portfolios. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives. The risk objectives for all portfolios are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. At December 31, 2007, Selective’s investment portfolio consisted of $3,079.3 million (83%) of fixed maturity securities, $274.7 million (7%) of equity securities, $190.2 million (5%) of short-term investments, and $188.8 million (5%) of other investments.
Selective’s fixed maturity portfolio is comprised primarily of highly rated securities, with almost 100% rated investment grade. The average rating of its fixed maturity securities is “AA+” by Standard & Poor’s (“S&P”), their second highest credit quality rating. Selective expects to continue to invest primarily in high quality, fixed maturity investments in order to reduce volatility of the portfolio and to maximize after-tax investment yield. For further information regarding Selective’s interest rate sensitivity as well as other risks associated with its portfolio, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K. The average duration of the fixed maturity portfolio, including short-term investments of $190.2 million at December 31, 2007 and $197.0 million at December 31, 2006, was 3.9 years at December 31, 2007 and 3.8 years at December 31, 2006.
Selective’s Investments segment operations are based primarily in Parsippany, New Jersey, while certain segments of the portfolio are managed by external money managers. For additional information about investments, see the sections entitled, “Investments,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” Note 4 to the consolidated financial statements.

Diversified Insurance Services Segment
Selective’s Diversified Insurance Services segment provides fee-based revenues that are expected to contribute to earnings, increase operating cash flow, and help mitigate potential volatility in insurance operating results. The Diversified Insurance Services segment is complementary to Selective’s business model by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers. In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment. For more information concerning the results of the Diversified Insurance Services segment for the last three fiscal years ended December 31, refer to Note 15, “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data” on this Form 10-K. The Diversified Insurance Services operation currently has two major components: (i) human resource administration outsourcing; and (ii) flood insurance.
Human Resource Administration Outsourcing
Human resource administration outsourcing (“HR Outsourcing”) products and services are sold by Selective HR Solutions, Inc. and its subsidiaries (“Selective HR”), which are headquartered in Sarasota, Florida. Selective HR’s customers are small businesses who generally have existing relationships with independent insurance agents. Selective HR leverages these relationships by using independent insurance agents as its distribution channel for its products and services in the states where it operates. As a Professional Employer Organization (“PEO”), Selective HR enters into agreements with clients that establish a three-party relationship under which Selective HR and the client are co-employers of the employees who work at the client’s location (“worksite employees”). As of December 31, 2007, Selective HR had approximately 25,111 worksite employees, 39% of which are from the state of Florida.
Flood Insurance
Selective is a servicing carrier in the “Write-Your-Own” (“WYO”) Program of the United States government’s National Flood Insurance Program (“NFIP”). The WYO Program operates within the context of the NFIP, and is subject to its rules and regulations. The NFIP is administered by the Federal Emergency Management Agency (“FEMA”), which is part of the Department of Homeland Security. The WYO Program is a cooperative undertaking of the insurance industry and FEMA. The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names, while ceding all of the premiums collected on these policies to the federal government. The companies receive an expense allowance, or servicing fee, for policies written and claims processed under the program, while the federal government retains responsibility for all underwriting losses. Selective is servicing approximately 299,000 flood policies under the NFIP through over 5,900 independent agents in 50 states and the District of Columbia.
Diversified Insurance Services Regulation
The companies within the Diversified Insurance Services segment are subject to certain laws and regulations. In particular, as a co-employer for some of its clients, Selective HR is subject to federal, state, and local laws and regulations relating to labor, tax, employment, employee benefits, and immigration matters. By contracting with its clients and creating a co-employer relationship with the worksite employees, Selective HR may be assuming certain contractual and legal obligations and responsibilities of an employer and could incur liability for violations of such laws and regulations, even if it was not actually responsible for the conduct giving rise to such liability. Some states in which Selective HR operates have already passed licensing or registration requirements for PEOs. These laws and regulations vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs. Currently, many of these laws and regulations do not specifically address the obligations and responsibilities of co-employers. There can be no assurance that Selective HR will be able to satisfy new or revised laws and regulations.
The viability of the NFIP’s reinsurance program under the WYO Program is an essential component of Selective’s Diversified Insurance Services operations. In 2005, the destruction caused by the active hurricane season stressed the NFIP with excessive levels of flood losses. Selective continues to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which was exceeded after Hurricane Katrina, and is again nearing maximum capacity. Bills are pending in the House and Senate that could impact the NFIP. These bills contain substantial legislative changes and revisions to the NFIP and WYO Program, some of which may be favorable and some of which may be unfavorable for Selective. For additional information regarding regulation of flood insurance see Item 1A. “Risk Factors” of this Form 10-K.

Competition
Selective faces significant competition in both the Insurance Operations and Diversified Insurance Services segments.
Property and casualty insurance is highly competitive on the basis of both price and service, and is extensively regulated by state insurance departments. In 2007, Selective was ranked as the 46th largest property and casualty group in the United States based on the 2006 NPW, by A.M. Best in its list, “Top Property/Casualty Writers.” The Insurance Operations compete with regional insurers, such as Cincinnati Financial and Harleysville, and national insurance companies, such as Travelers, The Hartford, and Zurich. Selective also competes against direct writers of insurance coverage, including insurance offered through competitors’ internet websites. These writers offer coverage primarily in personal lines, such as GEICO and Progressive. Many of these competitors have greater financial and operating resources than Selective. Many of them also have more customers, which provide them with more information regarding their risks and, with the use of statistical and computer models, may give them greater ability to make pricing and underwriting decisions. Purchasers of property and casualty insurance products do not always differentiate between insurance carriers and differences in coverage. The more significant competitive factors for most of Selective’s insurance products are financial ratings, safety management, price, coverage terms, claims service, and technology. In addition, Selective also faces competition within each insurance agency that sells its insurance products as most of the agencies represent more than one insurance company.
With regard to the Diversified Insurance Services segment, according to the most recent published information, Selective HR was ranked as the 11th largest Professional Employer Organization in a “Staffing Industry Report” published by Staffing Industry Analysts, Inc., based on 2005 gross revenue. Based on 2006 information, Selective’s Flood line of business is the 7th largest WYO carrier for the NFIP based on information obtained from Statutory Annual Statements.
Please refer to Item 1A. “Risk Factors,” of this Form 10-K for a discussion of the factors that could impact Selective’s ability to compete.
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
Employees
At December 31, 2007, Selective had approximately 2,200 employees, of which 2,000 worked in the Insurance Operations and Investments segments and 200 worked in the Diversified Insurance Services segment.

Executive Officers of the Registrant
The following table sets forth biographical information about Selective’s Chief Executive Officer, Executive Officers, and senior management, as of February 28, 2008:

Name, Age, Title	Occupation And Background
Gregory E. Murphy, 52 Chairman, President, and Chief Executive Officer
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
•    Graduate of Boston College (B.S. Accounting)
•    Harvard University (Advanced Management Program)
•    Certified Public Accountant (New Jersey) (Inactive)

Jamie Ochiltree III, 55 Senior Executive Vice President, Insurance Operations
•    Present position since February 2004 (scheduled retirement in March 2008)
•    Variety of executive positions, Selective, 1994 – February 2004
•    Miami University (B.A. Zoology)
•    Wharton School (Advanced Management Program)

Richard F. Connell, 62 Senior Executive Vice President and Chief Administrative Officer
•    Present position since October 2007
•    Senior Executive Vice President and Chief Information Officer, August 2000 – October 2007
•    Executive Vice President and Chief Information Officer, August 2000 – January 2006
•    Central Connecticut State University (B.S. Marketing)

Kerry A. Guthrie, 50 Executive Vice President and Chief Investment Officer
•    Present position since February 2005
•    Senior Vice President and Chief Investment Officer, Selective, August 2002 – February 2005
•    Variety of investment positions, Selective, 1987 – 2002
•    Chartered Financial Analyst
•    Certified Public Accountant (New Jersey) (Inactive)
•    Member, New York Society of Security Analysts
•    Siena College (B.S. Accounting)
•    Fairleigh Dickinson University (M.B.A. Finance)

Dale A. Thatcher, 46 Executive Vice President, Chief Financial Officer and Treasurer
•    Present position since February 2003
•    Senior Vice President, Chief Financial Officer and Treasurer, Selective, April 2000 – February 2003
•    Certified Public Accountant (Ohio) (Inactive)
•    Chartered Property and Casualty Underwriter
•    Chartered Life Underwriter
•    Member of the American Institute of Certified Public Accountants
•    Member of the Ohio Society of Certified Public Accountants
•    University of Cincinnati (B.B.A. Accounting; M.B.A., Finance)

Name, Age, Title	Occupation And Background
Ronald J. Zaleski, 53 Executive Vice President and Chief Actuary
•    Present position since February 2003
•    Senior Vice President and Chief Actuary, Selective, February 2000 – February 2003
•    Vice President and Chief Actuary, Selective, September 1999 – February 2000
•    Fellow of Casualty Actuarial Society
•    Member of the American Academy of Actuaries
•    Loyola College (B.A. Mathematics)

Victor Daley, 64 Executive Vice President, Human Resources
•    Present position since September 2005
•    Executive Vice President, Chief Administrative, and Human Resources Officer for AmerUs Group, September 1995 – October 2004
•    Providence College (B.S. Business Administration)
•    Roosevelt University (M.P.A.)
•    Harvard University (Advanced Management Program)

Sharon R. Cooper, 46 Senior Vice President, Chief Marketing and Communications Officer
•    Present position since October 2007.
•    Vice President and Director of Communications, Selective, December 2000 – October 2007
•    Director of Media Relations, Allstate Insurance, 1996 – December 2000
•    Member, Society of Chartered Property and Casualty Underwriters
•    University of Illinois (B.A. Broadcast Journalism)
•    Seton Hall (M.A. Strategic Communications and Leadership)

Michael H. Lanza, 46 Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
•    Present position since July 2004
•    Corporate advisor and legal consultant, April 2003 – July 2004
•    Executive Vice President & Corporate Secretary, QuadraMed Corporation, a publicly-traded healthcare technology company, September 2000 – March 2003
•    Member, Society of Corporate Secretaries and Corporate Governance Professionals
•    University of Connecticut (B.A.)
•    University of Connecticut School of Law (J.D.)

Mary T. Porter, 52 Executive Vice President, Chief Claims Officer
•    Present position since October 2007
•    Senior Vice President, Director of Corporate Claims, January 2007 - October 2007
•    Vice President, Group General Counsel, St. Paul Travelers, 1999 - 2006
•    Assistant Vice President, Group Counsel USF&G, St. Paul Companies, 1993 — 1999
•    Private law practice in Washington, D.C. and Maryland, 1980 – 1993
•    Long Island University, C.W. Post College, B.A, Political Science
•    George Washington University, JD

Name, Age, Title	Occupation And Background
John J. Marchioni, 38 Executive Vice President, Chief Field Operations Officer
•    Present position since October 2007
•    Senior Vice President, Director of Personal Lines, August 2005 – October 2007
•    Vice President, Mercantile & Service SBU, July 2004 – August 2005
•    Vice President, Director of Government Affairs, August 2002 – July 2004
•    Assistant Vice President, Government Affairs, August 2000 – July 2002
•    Government Affairs Specialist, January 1998 – July 2000
•    Chartered Property Casualty Underwriter (CPCU)
•    Princeton University (B.A. History)
•    Harvard University (Advanced Management Program)

Eduard J. Pulkstenis, 41 Executive Vice President, Chief Underwriting Officer
•    Present position since October 2007
•    Senior Vice President, Chief Commercial Lines Underwriting Officer, July 2004 – October 2007
•    Vice President, Small Business, July 2003 – July 2004
•    Vice President, Director of Actuarial Pricing, March 2000 – July 2003
•    Managing Actuary, American International Group, October 1998 – February 2000
•    Various Actuarial positions, Selective, June 1988 – October 1998
•    Fellow of the Casualty Actuarial Society
•    Member of the American Academy of Actuaries
•    Member of the Society of Chartered Property Casualty Underwriters
•    Messiah College (B.A. Mathematics)

Charles A. Musilli, III, 49 Senior Vice President, Northeast Region Manager and Agency Development
•    Present position since October 2007
•    Senior Vice President, Chief Field Operations and Marketing Officer, June 2004 – October 2007
•    Senior Vice President, Selective Risk Managers, January 1997 – June 2004
•    Other management and operational positions at Selective from 1981 – 1984 and 1989 – 1997
•    Member, Society of Chartered Property and Casualty Underwriters
•    Rutgers University (B.A. Psychology)

Jeffrey F. Kamrowski, 43 Senior Vice President, Business Services
•    Present position since October 2007
•    Other management and operational positions at Selective, since 1988
•    Member, Society of Chartered Property and Casualty Underwriters Hartwick College (B.S. Computer Information Science)

Daniel Bravo, 44 Senior Vice President, Strategic Operations Group
•    Present position since October 2007
•    Senior Vice President of Knowledge Management (2005 – October 2007)
•    Vice President of Corporate Services Information Technology Services (2002 – 2005)
•    Operations Manager, Liberty Mutual Insurance (2000 – 2002)
•    Management Consultant for various consulting companies (1993 – 2000)
•    Babson College, MBA
•    Harvard University Extension School, Special Studies in Management Certificate
•    University of the Basque Country (Spain), (B.S. Economics)

Information regarding Selective’s directors is included in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on April 24, 2008 in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.
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

Item 1A. Risk Factors
Certain risk factors exist that can have a significant impact on Selective’s business, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that Selective takes as part of its long-term capital strategy including, but not limited to, contributing capital to subsidiaries in its Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of common stock (“Common Stock”), or increasing stockholders’ dividends. The following list of risk factors is not exhaustive and others may exist. Selective operates in a continually changing business environment, and new risk factors emerge from time to time. Consequently, Selective can neither predict such new risk factors nor assess the impact, if any, they might have on its business in the future.
Selective’s reserves may not be adequate to cover actual losses and expenses.
Selective is required to maintain loss reserves for its estimated liability for losses and loss expenses associated with reported and unreported insurance claims for each accounting period. From time to time, Selective adjusts reserves and, if the reserves are inadequate, must increase its reserves. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the deficiency in reserves is identified, and (ii) could have a material adverse effect on Selective’s results of operations, liquidity, financial condition and financial strength, and debt ratings. Selective’s estimates of reserve amounts are based on facts and circumstances of which it is aware, including its expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors. There is no method for precisely estimating the ultimate liability for settlement of claims. Selective regularly reviews its reserving techniques and its overall amount of reserves. For more information regarding reserves, see the section entitled “Reserve for Losses and Loss Expenses” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The Company also reviews:
•	Information regarding each claim for losses, including potential extra-contractual liability, or amounts paid in excess of the policy limits, which may not be covered by the Company’s reinsurance contracts;

•	The Company’s loss history and the industry’s loss history;

•	Legislative enactments, judicial decisions and legal developments regarding damages;

•	Changes in political attitudes; and

•	Trends in general economic conditions, including inflation.
Selective cannot be certain that the reserves it establishes are adequate or will be adequate in the future.
Selective is subject to a variety of operational risks which could have a material adverse impact on Selective’s business results.
Selective relies on complex financial models which have been developed internally and by third parties to analyze historical loss costs and pricing, trends in claim severity and frequency, the occurrence of catastrophe losses, and investment performance. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving. Examples of these various models are Risk Management Solutions, the ALGO risk tool, and predictive modeling.
Catastrophic events.
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
Various natural and man-made events can cause catastrophes, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is determined by the severity of the event and the total amount of insured exposures in the area affected by the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of Selective’s Insurance Subsidiaries historically have been related to commercial property and homeowners coverages. Selective’s property and casualty insurance business is concentrated geographically in the Eastern and Midwestern regions of the United States. New Jersey accounts for 30% of the Company’s total net premiums written.
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
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to economic conditions, interest rates, and other factors, such as, competition. For example, the competitors pricing business below technical levels could force the Company to reduce its profit margin in order to protect its best business. Selective has experienced the following fluctuations in Commercial Lines premium pricing, excluding exposure (“pure price”), over the past several years:
•	During 2007, pure price on Commercial Lines renewal business decreased 3.9%;

•	During 2006, pure price on Commercial Lines renewal business decreased 1.7%;

•	During 2005, pure price on Commercial Lines renewal business remained flat compared to 2004;

•	From 2001 — 2004, pure price on Commercial Lines renewal business was increasing in a range from 4.3% to 12.6%; and

•	For several years prior to 2001, Selective experienced decreases in pure price in our Commercial Lines operations.
As an example of pricing and loss trends on the combined ratio, taking a pure price decline of 1.4% and removing the expense that directly varies with premium volume yields an adverse combined ratio impact of approximately 1 point, in addition to a claims inflation increase of 3%, will cause the loss and loss adjustment expense ratio to increase approximately 2 points, all else remaining equal. The combination of claims inflation and price decreases could raise the combined ratio approximately 3 points in this example, absent any initiatives targeted to address these trends.
The industry’s profitability also is affected by unpredictable developments, including:
•	Natural and man-made disasters;

•	Fluctuations in interest rates and other changes in the investment environment that affect investment returns;

•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Pricing and availability of reinsurance in the marketplace; and

•	Weather-related impacts due to the effects of climate changes.
Selective competes with regional and national property and casualty insurance companies, including public and mutual companies, some of which do not use independent agents and write directly with insureds. Many of these competitors are larger than Selective and have greater financial and operating resources, as well as greater information scale. The Internet has also emerged as a significant place of new competition, both from existing competitors and from new competitors. A new form of competition may enter the marketplace as reinsurers may attempt to diversify their insurance risk by writing business in the primary marketplace. Because Selective sells its coverages through independent insurance agents who also are agents of its competitors, the Company faces competition within each of its appointed independent insurance agencies.
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
General economic conditions can adversely affect Selective’s business results and prospects.
Changes in general economic conditions can impact Selective’s business. For example, Selective’s contractor business represents 45% of its insurance operations segment and is significantly impacted by changes in general economic conditions, including the downturn in the U.S. housing market. Other economic conditions impacting Selective’s business include, but, are not limited to, recessions; increases in corporate, municipal and/or consumer bankruptcies; changes in interest rate levels; a continued downturn in the U.S. housing market; changes in domestic and international laws, including tax laws and bankruptcy laws; intervention by governments in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans; wars; and terrorist acts could adversely affect the performance of the Company’s insured and investment portfolios, possibly leading to increases in losses and loss reserves in the insured portfolio and decreases in the value of the investment portfolio and, therefore, the Company’s financial strength.

Acts of terrorism not covered by, or exceeding, reinsurance limits.
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 legislation was signed into law. This legislation was amended in December 2005 and extended through December 31, 2007 through the Terrorism Risk Insurance Extension Act of 2005 (collectively, these two acts will be referred to as “TRIA”). On December 18, 2007, TRIA was extended for seven more years until December 31, 2014. This revised legislation ends the distinction between foreign and domestic acts of terrorism without increasing the level of damages necessary to trigger the program ($100 million). This seven year period will provide the market with much-needed stability. TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in this program. TRIA rescinded all previously approved exclusions for terrorism. Policyholders for non-workers compensation policies have the option to accept or decline the terrorism coverage Selective offers in its policies, or negotiate other terms. In 2007, approximately 90% of Selective’s commercial non-workers compensation policyholders purchased terrorism coverage. The terrorism coverage is mandatory for all workers compensation primary policies. In addition, 48%, or ten of the twenty-one primary states in which Selective writes commercial property coverage mandate the coverage of fire following an act of terrorism. These provisions apply to new policies written after enactment of TRIA. A terrorism act must be certified by the Secretary of Treasury in order to be covered by TRIA. Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available. This deductible, which is equal to approximately $200 million in 2008, is based on a percentage of commercial lines direct earned premiums for lines subject to TRIA from the prior calendar year. For losses above an insurer’s deductible, the federal government will cover 85%, while the insurer contributes 15%. Although the provisions of TRIA will serve to mitigate Selective’s exposure in the event of a large-scale terrorist attack, the Company’s deductible is substantial.
Selective’s investments support its operations and provide a significant portion of its revenues and earnings.
Like many other property and casualty insurance companies, Selective depends on income from its investment portfolio for a significant portion of its revenues and earnings. Any significant decline in the Company’s investment income as a result of falling interest rates, decreased dividend payment rates, reduced returns in the Company’s other investment portfolio, primarily from alternative investments, or general market conditions would have an adverse effect on its results. Fluctuations in interest rates cause inverse fluctuations in the market value of the Company’s debt portfolio. In addition, issuers of debt which the Company holds in its investment portfolio may default in its financial obligations as a result of insolvency, lack of liquidity, operational failure or other reasons. Any significant decline in the market value of its investments, excluding its held-to-maturity investments, would reduce the Company’s stockholders’ equity. A significant decline in the market value of its equity and other investments would also reduce its policyholders’ surplus, which could impact the Company’s ability to write additional premiums. In addition, Selective’s notes payable are subject to certain debt-to-capitalization restrictions, which could also be impacted by a significant decline in investment values. For more information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact Selective’s business.
Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. Forty-one percent of the Company’s investment portfolio is invested in tax-exempt municipal obligations; as such, the value of the investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates.
Selective may be adversely impacted by a change in its ratings.
Insurance companies are subject to financial strength ratings produced by external rating agencies, based upon factors relevant to policyholders. Ratings are not recommendations to buy, hold, or sell any of Selective’s securities. Higher ratings generally indicate financial stability and a strong ability to pay claims. A significant downgrade in ratings, from A.M. Best in particular, could: (i) affect Selective’s ability to write new business with customers, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified minimum rating; (ii) be an event of default under Selective’s line of credit; or (iii) make it more expensive for Selective to access capital markets.
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
The Insurance Subsidiaries may declare and pay dividends to the Parent only if they are permitted to do so under the insurance regulations of their respective state of domicile. All of the states in which the Insurance Subsidiaries are domiciled regulate the payment of dividends. Some states, including New Jersey, North Carolina, and South Carolina, require that Selective give notice to the relevant state insurance commissioner prior to its Insurance Subsidiary domiciled in that respective state declaring any dividends and distributions payable to the Parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) in the case of New Jersey, the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors. Selective’s Selective HR subsidiary may also declare and pay dividends, which are restricted by the operating needs of this entity as well as a professional employer organization licensing requirements to maintain a current ratio of at least 1:1.
Selective depends on independent insurance agents and other third party service providers.
Selective markets and sells its insurance products through independent, non-exclusive insurance agencies and brokers. Agents and brokers are not obligated to promote Selective’s insurance products, and they may also sell the insurance products of the Company’s competitors. As a result, Selective’s business depends in part on the marketing and sales efforts of these agencies and brokers. As Selective diversifies and expands its business geographically, it may need to expand its network of agencies and brokers to successfully market its products. If these agencies and brokers fail to market Selective’s products successfully, its business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with a Selective appointment may decide to buy other agents. Changes in ownership of agencies or expansion of agencies through acquisition could adversely affect an agency’s ability to control growth and profitability, thereby adversely affecting Selective’s business.
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
Selective is subject to extensive supervision and regulation in the states in which the Insurance Subsidiaries transact insurance business. The primary purpose of insurance regulation is to protect individual policyholders and not shareholders or other investors. Selective’s business can be adversely affected by regulations affecting property and casualty insurance companies. For example, laws and regulations can lead to mandated reductions in rates to levels that Selective does not believe are adequate for the risks it insures. Other laws and regulations limit the Company’s ability to cancel or refuse to renew certain policies and require Selective to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance may also have an impact on Selective’s business. Selective’s concentration of business may expose the Company to increased risks of regulatory matters in the states in which the Insurance Subsidiaries write insurance that could be greater than the risks the Company could be exposed to by transacting business in a greater number of geographic markets.

Although the insurance industry is primarily regulated by individual states, federal initiatives, such as, the National Flood Insurance Program, the optional federal charter, and the Office of Foreign Assets Control, can also impact the insurance industry. Proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures. Although Selective neither writes health insurance nor assumes any healthcare risk, rules affecting healthcare services can affect workers compensation, commercial and personal automobile, liability, and other insurance that it does write. Selective cannot determine whether, or in what form, healthcare reform legislation may be adopted by the U.S. Congress or any state legislature. Selective also cannot determine the nature and effect, if any, that the adoption of healthcare legislation or regulations, or changing interpretations, at the federal or state level would have on it.
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
Homeowners Insurance Regulation
Selective is subject to regulatory provisions that are designed to address potential availability and/or affordability problems in the homeowners property insurance marketplace. Involuntary market mechanisms, such as the New Jersey Insurance Underwriting Association (“New Jersey FAIR Plan”), generally result in assessments against the Insurance Subsidiaries. The New Jersey FAIR Plan writes fire and extended coverage on homeowners for those individuals unable to secure insurance elsewhere. Insurance companies who voluntarily write homeowners insurance in New Jersey are assessed a portion of any deficit from the New Jersey FAIR Plan based on their share of the voluntary market. Similar involuntary plans exist in most other states where Selective operates.

Certain coastal states have instituted, or are considering adopting, legislation or regulation to maintain or increase the availability of property insurance, particularly homeowners insurance, in those states. For example, in 2002 Florida combined its two high-risk insurance pools, the Windstorm and Joint Underwriting Association, to create Florida Citizens Property Insurance Corporation (“CPIC”). CPIC is a state-regulated association and historically has provided property insurance to policyholders unable to obtain coverage in the private insurance market. However, CPIC has evolved from market of last resort to become the state’s largest property insurer. In May 2007, a new insurance law passed in Florida expanding the role of CPIC and making its rates more competitive with the private market. Florida homeowners can now purchase coverage from CPIC if the rates for a policy from a private insurer are more than 15% higher than from a similar CPIC policy. CPIC can now also offer high-risk policyholders homeowners insurance as well as wind-only coverage in other parts of the state, which is driving homeowners rates down in the private market. In addition, effective January 1, 2008, an insurer writing homeowners insurance in another state, but not in Florida, may not continue to write private passenger automobile insurance in Florida unless such insurer is affiliated with an insurer writing homeowners insurance in Florida. At this time, none of Selective’s Insurance Subsidiaries write private passenger automobile insurance in Florida.
Certain other coastal states, including certain states in which Selective’s Insurance Subsidiaries transact homeowners insurance business, are considering legislation requiring that insurers that write homeowners insurance in any geographic area of a state must write homeowners insurance in all geographic areas of that state. Selective cannot predict whether any such legislation or regulation will be enacted, and the ultimate impact on Selective will depend upon the specifics of the legislation or regulation and the state or states that adopt any such legislation or regulation.
Credit Scoring Regulation
Selective uses certain aspects of credit scores when evaluating individual risks. In June 2007 the United States Supreme Court interpreted the Fair Credit Reporting Act (“FCRA”) concerning the meaning of the term “adverse action” as it relates to an insurance carrier’s use of credit scoring when it quotes premium for a personal lines applicant or raises premium for an existing personal lines insured. This interpretation requires insurance carriers to notify policyholders and applicants when their credit reports are the basis for adverse action, such as a rate increase. An adverse action notification, according to the interpretation, would be required if a quoted rate is higher than it would have been in a credit neutral comparison, which compares the credit score-based rate against a credit score neutral rate. The interpretation does not require an insurance carrier to inform all policyholders that their credit reports have been reviewed in the underwriting process or that the rate they have received is higher than the best possible rate of the carrier.
In 2007, 31 states introduced 83 bills seeking to limit or completely restrict the use of credit scores on individuals. In addition, the Federal Trade Commission produced a report in late 2007 stating the use of credit scores is an accurate predictor of risk and is not prejudicial to minority groups. Congress is expected to continue investigating this issue and many state legislatures and agencies will continue to monitor the impact credit scoring has on the insurance marketplace.
Changes to regulation regarding the use of credit scores may impact the way in which the Company prices business and/or notifies policyholders or applicants of adverse actions resulting from the use of these score.
Flood Insurance Regulation
The federal government’s NFIP program currently covers flooding caused by storm surge where water is pushed toward the shore by the force of the winds swirling around a storm. If this federal program is modified in an unfavorable manner, whereby flooding related to storm surge is no longer covered or is required to be covered by homeowners policies, such modification could have a material adverse effect on Selective’s Flood and/or Homeowners results. Legislation exists that may force policies to cover claims related to windstorm damage and could lower the fee paid by the NFIP to the servicing carrier. The current repayment of claims by the NFIP could also be restricted, with the current authorization expected to last only to 2009.
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

Because Selective’s agents also generally represent several of Selective’s competitors, Selective’s primary marketing strategy is to:
•	Develop close relationships with each agent by: (i) soliciting their feedback on products and services, (ii) advising them concerning company developments, and (iii) investing significant time with them professionally and socially; and,

•	Develop with each agent, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with Selective, (ii) amounts of premium or numbers of policies placed with Selective, (iii) customer service levels, and (iv) profitability of business placed with Selective.
At present, Selective believes its agent compensation practices and disclosures meet current legal and regulatory requirements. Over the last two years, however, certain state attorneys general have investigated, and continue to investigate, various alleged anticompetitive practices engaged in by several insurance brokers and national insurance companies that compete with Selective. Some of these investigations, mainly related to insureds that are much larger than Selective’s target customers, have resulted in consent orders under which brokers and several of Selective’s competitors have left uncontested the attorneys general’s allegations that some of their compensation arrangements may have caused certain brokers to clandestinely “steer” clients to specific insurers without sufficient disclosure to the client. The consent orders also have, to one degree or another, banned the use of such compensation arrangements by the offending brokers and insurers in several, but not all, lines of business.
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
Reinsurance Regulation
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
Selective also faces credit risk with respect to reinsurance. In addition, reinsurers which the Company has contracted with may default in their financial obligations as a result of insolvency, lack of liquidity, operational failure or other reasons. The inability of any of the Company’s reinsurers to meet their financial obligations could materially and adversely affect Selective’s operations, as the Company remains primarily liable to its customers under the policies that it has reinsured.
Class action litigation could affect Selective’s business practices and financial results.
Selective’s industries have been the target of class action litigation in areas including the following:
•	After-market crash parts;

•	Urban homeowner underwriting practices;

•	Credit scoring and predictive modeling pricing;

•	Investment disclosure;

•	Health maintenance organization practices;

•	Discounting and payment of personal injury protection claims; and

•	Shareholder class action suits.

A change in Selective’s market share in New Jersey could adversely impact the results of its private passenger automobile business.
New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market. These policies are priced according to a separate rating scheme that is established by the assigned risk plan and subject to approval by NJDOBI. The amount of involuntary insurance an insurer must write in New Jersey depends on the insurer’s statewide market share — the greater the market share, the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable. In addition to the assigned risk plan in New Jersey, there are ongoing attempts to address rate disparities between different geographic regions in the state, as well as judicial attempts to address limitations of lawsuits.
Selective depends on key personnel.
To a large extent, the success of Selective’s businesses is dependent on its ability to attract and retain key employees, in particular its senior officers, key management, sales, information systems, underwriting, claims, HR Outsourcing, and corporate personnel. Competition to attract and retain key personnel is intense. While Selective has employment agreements with a number of key managers, the Company generally does not have employment contracts with its employees and cannot ensure that it will be able to attract and retain key personnel. In addition, Selective’s workforce is older, with an average age of 47. Approximately 25% of Selective’s workforce is retirement eligible under Selective’s retirement and benefit plans.
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
Flood insurance is offered through the NFIP, which is managed by the Mitigation Division of FEMA under the U.S. Department of Homeland Security. In 2005, the destruction caused by the active hurricane season stressed the NFIP with flood losses currently estimated by FEMA to be in excess of $20 billion. Selective continues to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority and future limitations in this funding could occur.
Effective October 1, 2006, the fee paid to Selective by the NFIP decreased 0.6 points to 30.2% of premiums written. This fee structure is still in place as of December 31, 2007. However, during 2008, the NFIP is expected to further decrease the fee 0.5 points to 29.7%. Further reductions in this rate could occur through legislative activity.
The current program is also being reevaluated to include a cap on claim fees paid by the NFIP. While the final outcome of this legislation is unknown, this cap could impact the ultimate claim fee the Company could receive in the event that there is a large catastrophe in an area in which Selective is geographically concentrated.
Selective faces risks in the HR Outsourcing business.
Selective HR’s operations are affected by numerous federal and state laws and regulations relating to employment matters, benefits plans, and taxes. In performing services for its clients, Selective HR assumes some obligations of an employer under these laws and regulations. Regulation in the HR Outsourcing business is constantly evolving, which could result in the modification of laws and regulations from time to time. Selective cannot predict what additional government initiatives, if any, affecting Selective HR’s business may be promulgated in the future. Consequently, the Company also cannot predict whether Selective HR will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.
Selective is subject to the compliance requirements of the federal securities laws.
Selective is subject to extensive regulation under the federal securities laws as a registrant under the Securities Exchange Act of 1934, as amended. In the event Selective was unable to comply with the federal securities laws, the Company would likely be unable to access the public capital markets, which would make it more difficult to raise necessary capital and/or increase the cost of capital. If Selective cannot obtain adequate capital on favorable terms or at all, the business, operating results and financial condition would be adversely affected.

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
Other factors also may discourage, delay, or prevent a change of control of Selective, including, among others, provisions in the Company’s certificate of incorporation (as amended), relating to:
•	Supermajority voting and fair price to Selective’s business combinations;

•	Staggered terms for Selective’s directors;

•	Supermajority voting requirements to amend the foregoing provisions;

•	Selective’s stockholders’ rights plan; and

•	The ability of Selective’s board of directors to issue “blank check” preferred stock.
The New Jersey Shareholders’ Protection Act provides that Selective, as a New Jersey corporation, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of Selective’s outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of directors of the corporation before the date the shareholder became an interested shareholder. In addition, Selective may not engage at any time in any business combination with any interested shareholder other than: (i) a business combination approved by Selective’s board of directors prior to the shareholder becoming an interested shareholder; (ii) a business combination approved by two-thirds of Selective’s shareholders (other than the interested shareholder); or (iii) a business combination that satisfies certain price criteria. These provisions also could have the effect of depriving Selective stockholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of Selective’s Common Stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Selective’s main office is located in Branchville, New Jersey, on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. Selective leases all of its other facilities. The principal office locations related to Selective’s three business segments are described in the “Field Strategy,” “Investments Segment,” and “Human Resource Administration Outsourcing” sections of Item 1. “Business.” Selective believes its facilities provide adequate space for its present needs and that additional space, if needed, would be available on reasonable terms.
Item 3. Legal Proceedings.
In the ordinary course of conducting business, Selective and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either: (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against them. Selective accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Selective’s management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to Selective’s consolidated financial condition, results of operations, or cash flows.
From time-to-time, the Insurance Subsidiaries are also involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. The Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. Selective believes that it has valid defenses to these cases. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Selective’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for Selective’s Common Stock for each full quarterly period within the two most recent fiscal years:

	2007		2006
	High	Low	High	Low
First Quarter	$29.07	23.25	29.18	26.10
Second Quarter	27.87	25.27	28.23	25.38
Third Quarter	27.33	19.04	28.02	24.89
Fourth Quarter	25.41	20.84	29.10	25.95
On February 22, 2008, the closing price of Selective as reported on the NASDAQ Global Select Market was $24.40.
(b) Holders
As of February 15, 2008, there were approximately 2,651 holders of record of Selective’s Common Stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.
(c) Dividends
Dividends on shares of Selective’s Common Stock are declared and paid at the discretion of the Board of Directors based on Selective’s operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within Selective’s two most recent fiscal years:

Dividend per share	2007	2006
First Quarter	$0.12	$0.11
Second Quarter	0.12	0.11
Third Quarter	0.12	0.11
Fourth Quarter	0.13	0.11
Selective’s ability to declare dividends is restricted by covenants contained in senior notes that it issued on May 4, 2000 (“2000 Senior Notes”). See Note 9 to the consolidated financial statements entitled, “Indebtedness.” All such covenants were met during 2007 and 2006. At December 31, 2007, the amount available for dividends to holders of Selective’s common shares under such restrictions was $336.0 million for the 2000 Senior Notes.
Selective’s ability to receive dividends, loans, or advances from its Insurance Subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Selective does not believe that such restrictions materially limit the ability of the Insurance Subsidiaries to pay dividends to Selective now or in the foreseeable future. Selective currently expects to continue to pay quarterly cash dividends on shares of its Common Stock in the future.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about Selective’s Common Stock authorized for issuance under equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,241,153	$16.69	5,448,923	(1)

(1)	Includes 251,434 shares available for issuance under Selective’s Employee Stock Purchase Savings Plan, 2,418,754 shares available for issuance under Selective’s 2005 Omnibus Stock Plan, which can be issued, among other things, as stock options or restricted stock awards, and 2,778,735 shares available for issuance under Selective’s Stock Purchase Plan for Independent Insurance Agencies.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts Selective’s performance for the period beginning December 31, 2002 and ending December 31, 2007, as measured by total stockholder return on the Company’s Common Stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Selective Insurance Group Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividents. Fiscal year ending December 31.
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
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding Selective’s purchase of its own Common Stock in the fourth quarter of 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet Be
		Average Price	as Part of Publicly	Purchased Under the
	Total Number of	Paid	Announced Plans	Announced Plans
Period	Shares Purchased[1]	per Share	or Programs[2]	or Programs[2]
October 1-31, 2007	163,505	$24.27	—	3,519,300
November 1-30, 2007	4,017	22.75	—	3,519,300
December 1-31, 2007	10,619	24.07	—	3,519,300

Total	178,141	$24.22	—

[1]	During the fourth quarter of 2007, 174,047 shares were purchased from employees in connection with the vesting of restricted stock and 4,094 shares were purchased from employees in connection with stock option exercises. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the current market prices of Selective’s Common Stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a new share repurchase program for up to 4 million shares, which expires on July 26, 2009. During the fourth quarter of 2007, no shares were repurchased, leaving 3,519,300 shares remaining to be purchased under the authorized program.

Item 6. Selected Financial Data.

Eleven-Year Financial Highlights[1]

(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2007	2006	2005	2004	2003
Net premiums written	$1,554,867	1,535,961	1,459,474	1,365,148	1,219,159
Net premiums earned	1,517,306	1,499,664	1,418,013	1,318,390	1,133,070
Net investment income earned	174,144	156,802	135,950	120,540	114,748
Net realized gains (losses)	33,354	35,479	14,464	24,587	12,842
Diversified Insurance Services revenue from continuing operations[2,3]	115,566	110,526	98,711	86,484	70,780
Total revenues	1,846,228	1,807,867	1,671,012	1,553,624	1,335,056
Underwriting profit (loss)	15,957	57,978	69,728	40,768	(25,252)
Diversified Insurance Services income (loss) from continuing operations[2,3]	18,623	17,808	14,793	11,921	6,194
Net income from continuing operations[3]	146,498	163,574	147,452	127,177	64,375
Total discontinued operations, net of tax[3]	—	—	546	1,462	1,969
Cumulative effect of change in account principle, net of tax	—	—	495	—	—
Net income	146,498	163,574	148,493	128,639	66,344
Comprehensive income	131,940	159,802	112,078	134,723	99,362
Total assets	5,001,992	4,767,705	4,375,625	3,912,411	3,423,925
Notes payable and debentures[6]	295,067	362,602	339,409	264,350	238,621
Stockholders’ equity	1,076,043	1,077,227	981,124	882,018	749,784
Statutory premiums to surplus ratio[4]	1.5	1.5	1.6	1.7	1.8
Statutory combined ratio[2,5]	97.5	95.4	94.6	95.9	101.5
Combined ratio[2,5]	98.9	96.1	95.1	96.9	102.2
Yield on investment, before-tax	4.8	4.6	4.6	4.7	5.1
Debt to capitalization	21.5	25.2	25.7	23.1	24.1
Return on average equity	13.6	15.9	15.9	15.8	9.5

Per share data:
Net income from continuing operations[3]:
Basic	$2.80	2.98	2.72	2.38	1.23
Diluted	2.59	2.65	2.33	2.01	1.07

Net income:
Basic	$2.80	2.98	2.74	2.41	1.27
Diluted	2.59	2.65	2.35	2.04	1.10

Dividends to stockholders	$0.49	0.44	0.40	0.35	0.31

Stockholders’ equity	$19.81	18.81	17.34	15.79	13.74

Price range of Common Stock:
High	$29.07	29.18	29.64	22.98	16.50
Low	19.04	24.89	20.88	15.86	10.91
Close	22.99	28.65	26.55	22.12	16.18

Number of weighted average shares:
Basic	52,382	54,986	54,342	53,462	52,262
Diluted	57,165	62,542	64,708	64,756	63,206

1.	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

2.	Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services.

3.	See Item 8. “Financial Statements and Supplementary Data,” Note 15 to the consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section entitled “Diversified Insurance Services Segment” for a discussion of discontinued operations and Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements for the components of income.

2002	2001	2000	1999	1998	1997
1,053,487	925,420	843,604	811,677	748,873	717,618
988,268	883,048	821,265	799,065	722,992	676,268
103,067	96,767	99,495	96,531	99,196	100,530
3,294	6,816	4,191	29,377	(2,139)	6,021

59,399	51,783	43,463	22,554	8,562	7,060
1,157,553	1,041,177	972,153	950,669	831,791	793,007
(38,743)	(60,638)	(65,122)	(54,147)	(24,986)	(3,022)

3,103	(3,819)	2,112	4,257	1,765	646
40,310	24,112	24,487	53,483	53,277	69,531
1,659	1,581	2,048	234	293	77

—	—	—	—	—	—
41,969	25,693	26,535	53,717	53,570	69,608
59,366	24,405	49,166	16,088	78,842	105,931
3,016,335	2,673,721	2,590,903	2,507,545	2,432,168	2,306,191
262,768	156,433	163,634	81,585	88,791	96,559
652,102	591,160	577,797	569,964	607,583	565,316
1.9	1.8	1.7	1.6	1.5	1.5
103.2	106.7	108.2	105.7	103.2	100.1
103.9	106.9	107.9	106.8	103.6	100.3
5.4	5.4	5.8	5.6	5.7	6.0
28.7	21.0	22.1	12.5	13.2	14.6
6.8	4.4	4.6	9.1	9.1	13.4

0.80	0.50	0.50	0.99	0.94	1.21
0.74	0.46	0.47	0.93	0.87	1.14

0.83	0.53	0.54	0.99	0.94	1.21
0.77	0.49	0.51	0.94	0.87	1.14

0.30	0.30	0.30	0.30	0.28	0.28

12.26	11.58	11.46	10.73	10.65	9.66

15.74	14.11	12.94	11.25	14.63	14.19
9.68	9.97	7.32	8.25	8.35	9.16
12.59	10.87	12.13	8.60	10.07	13.50

50,602	49,166	49,814	54,162	56,960	57,818
55,990	52,848	53,144	57,754	60,824	61,850

4.	Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital because, as the ratio increases, revenue per dollar of capital increases, indicating the possibility of increased returns or increased losses due to the effects of leverage.

5.	Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

6.	See Item 8. “Financial Statements and Supplementary Data,” Note 9 to the consolidated financial statements for a discussion of notes payable and debentures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to Selective’s intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Selective’s or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements may be identified by use of words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely” or “continue” or other comparable terminology. These statements are only predictions, and Selective can give no assurance that such expectations will prove to be correct. Selective undertakes no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause Selective’s actual results to differ materially from those Selective has projected, forecasted or estimated in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” These risk factors may not be exhaustive. Selective operates in a continually changing business environment, and new risk factors emerge from time-to-time. Selective can neither predict such new risk factors nor can Selective assess the impact, if any, of such new risk factors on Selective’s businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
Introduction
Selective Insurance Group, Inc., (“Selective,” the “Company,” “we,” or “our”) offers property and casualty insurance products and diversified insurance services through its various subsidiaries. Selective classifies its businesses into three operating segments: (i) Insurance Operations; (ii) Investments; and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. For convenience and reading ease, we have written the remainder of the MD&A in the first person plural.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for years ended December 31, 2007, 2006, and 2005;

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments;

•	Federal Income Taxes; and

•	Adoption of Accounting Pronouncements.
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

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2007, we had accrued $2.5 billion of gross loss and loss expense reserves compared to $2.3 billion at December 31, 2006.
How reserves are established
When a claim is reported to an insurance subsidiary, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on their knowledge, experience, and general insurance reserving practices. Until the claim is resolved, these estimates are revised as deemed appropriate by the responsible claims personnel based on subsequent developments and periodic reviews of the case.
In addition to case reserves, we maintain estimates of reserves for losses and loss expenses incurred but not yet reported (“IBNR”). Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. The actuarial techniques used are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff, which is managed independently from the operating units. In completing this analysis, the actuaries are required to make numerous assumptions, including, for example, the selection of loss development factors and the weight to be applied to each individual actuarial indication. These indications include paid and incurred versions for the following actuarial methodologies: loss development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity. Additionally, the actuaries must gather substantially similar data in sufficient volume to ensure the statistical credibility of the data. The second component of the analysis is the projection of the expected ultimate loss ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss ratios each quarter. This review includes actual versus expected pricing changes, loss trend assumptions, and updated prior period loss ratios from the most recent quarterly reserve analysis.
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
Major trends by line of business creating additional loss and loss expense reserve uncertainty
The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. However, as market conditions change, certain trends are identified that management believes create an additional amount of uncertainty. A discussion of recent trends, by line of business, that have been recognized by management follows:

Workers Compensation
With $832 million, or 36% of our total recorded reserves, net of reinsurance at December 31, 2007, workers compensation is our largest reserved line of business. In addition to the uncertainties associated with actuarial assumptions and methodologies described above, workers compensation is the line of business most susceptible to unexpected changes in medical services costs due to the length of time over which medical services are provided and the unpredictability of medical cost inflation. From 2005 through 2007, we experienced an unusual amount of volatility associated with our workers compensation medical costs. In 2005, we had sufficient evidence of greater than expected increases in our workers compensation medical costs and raised our reserves in this line of business by $42 million for accident years 2001 and prior. From 2006 to 2007, our workers compensation medical development returned to a more normal level and as a result our reserves for prior accident years were reduced by the relatively moderate amount of $4 million in 2006 and $4 million in 2007. Even though medical cost development returned to a more customary level in 2007, the unusual amount of volatility over the past few years does create additional uncertainty. If the higher than historical increases in medical costs in 2005 were a just an anomaly, then our historical patterns are an appropriate basis for our future reserve projections. If higher trends return and continue on a longer term, our historical patterns will be less meaningful in predicting future loss costs and could result in significant adverse reserve development.
General Liability
At December 31, 2007, our general liability line of business had recorded reserves, net of reinsurance of $815 million, which represented 35% of our total net reserves. This line of business includes umbrella policies which provide additional limits above underlying automobile and general liability coverages. While favorable development in 2007 for prior years was minimal, two recent changes in our book of business relating to umbrella coverage could create additional volatility in our results: (i) we have grown the number of our commercial umbrella policies at a greater rate than the rest of our commercial lines of business; and (ii) we have raised the net retention of our reinsurance covering these policies. Both of these changes raise the average limits of losses that we retain on a net basis. While management has not identified any specific trends relating to additional reserve uncertainty, our increase in average net retention does create the potential for additional volatility in our reserves.
Commercial Automobile
At December 31, 2007, our commercial automobile line of business had recorded reserves, net of reinsurance, of $330 million, which represented 14% of our total net reserves. This line of business has experienced favorable loss development in recent years driven by a downward trend in large claims. The number of large claims has a high degree of volatility from year-to-year and, therefore, requires a longer period before true trends are recognized and can be acted upon. We have experienced lower than expected severity in accident years 2002 through 2006, which resulted in favorable development in 2006 and 2007 of $15 million and $19 million, respectively. This result is driven by trends that are positively affecting the commercial auto insurance market in general, as well as by Selective specific initiatives such as: (i) the increase in lower hazard auto business as a percentage of our overall commercial auto book of business; (ii) a re-underwriting of our newest operating region; and (iii) a more proactive approach to loss prevention. At this time, the lower trend in large claims has leveled off and management has not identified any other recent trends that would create significant reserve uncertainty for this line of business.
Personal Automobile
At December 31, 2007, our personal automobile line of business had recorded reserves, net of reinsurance, of $171 million, which represented 7% of our total net reserves. The majority of this business is written in New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades. The most recent change occurred in June 2005, when the New Jersey Supreme Court ruled that the serious life impact standard does not apply to the Automobile Insurance Cost Reduction Act (“AICRA”) limitation on lawsuit threshold. As a result of this decision, we increased reserves for this line of business by a net amount of $10 million, the majority of which was reflected in 2005 results. This recent judicial decision has increased the uncertainty surrounding our personal automobile reserves, particularly for accident years 2006 and 2007, since much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.
Other Lines of Business
At December 31, 2007, no other individual line of business had recorded reserves of more than $60 million, net of reinsurance. Management has not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2007 and 2006:
As of December 31, 2007

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$117,299	188,294	305,593	36,236	12,255	329,574
Workers compensation	382,364	424,528	806,892	102,315	76,747	832,460
General liability	198,636	500,806	699,442	162,098	46,434	815,106
Commercial property	44,520	2,030	46,550	3,572	5,895	44,227
Business owners’ policy	23,469	30,967	54,436	8,604	5,281	57,759
Bonds	4,008	3,509	7,517	2,217	296	9,438
Other	907	1,601	2,508	—	863	1,645

Total commercial lines	771,203	1,151,735	1,922,938	315,042	147,771	2,090,209

Personal automobile	127,646	70,989	198,635	38,221	65,541	171,315
Homeowners	17,889	21,227	39,116	4,511	944	42,683
Other	7,479	14,404	21,883	2,201	13,545	10,539

Total personal lines	153,014	106,620	259,634	44,933	80,030	224,537

Total	$924,217	1,258,355	2,182,572	359,975	227,801	2,314,746

As of December 31, 2006

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$104,490	180,937	285,427	$33,817	5,802	313,442
Workers compensation	351,511	386,796	738,307	93,095	68,018	763,384
General liability	154,807	448,474	603,281	139,714	34,882	708,113
Commercial property	19,076	1,321	20,397	3,622	347	23,672
Business owners’ policy	22,273	25,707	47,980	7,584	5,166	50,398
Bonds	1,106	4,139	5,245	2,391	339	7,297
Other	477	1,704	2,181	—	448	1,733

Total commercial lines	653,740	1,049,078	1,702,818	280,223	115,002	1,868,039

Personal automobile	127,051	81,663	208,714	42,849	68,196	183,367
Homeowners	13,895	13,953	27,848	3,969	1,080	30,737
Other	7,727	12,378	20,105	2,244	15,460	6,889

Total personal lines	148,673	107,994	256,667	49,062	84,736	220,993

Total	$802,413	1,157,072	1,959,485	$329,285	199,738	2,089,032

Range of reasonable reserves
We established a range of reasonably possible reserves for net claims of approximately $2,180 million to $2,414 million at December 31, 2007 and of $1,977 million to $2,174 million at December 31, 2006. A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects likely scenarios, it is possible that the final outcomes may fall above or below these amounts. Based on internal stochastic modeling, management feels that a reasonable estimate of the likelihood that the final outcome falls within the current range is approximately 70%. This range does not include a provision for potential increases or decreases associated with environmental reserves. Management’s best estimate is consistent with the actuarial best estimate. We do not discount to present value that portion of its loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.
Sensitivity Analysis: Potential impact on reserve volatility due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including, but not limited to, the following:
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
Workers Compensation
In addition to the normal amount of volatility, medical loss development factors for workers compensation are particularly sensitive to assumptions relating to medical inflation. Actual medical loss development factors could be significantly different than those which are selected from historical loss experience if actual medical inflation is materially different than what was observed in the past. In addition, workers compensation has been the focus of a multi-faceted underwriting strategy designed to significantly reduce the loss ratio over time. The combination of the sensitivity of workers compensation results to medical inflation and changes in underwriting could lead to actual experience emerging differently than the assumptions used in the process to establish reserves. In our judgment, it is possible that actual medical loss development factors could range from 6% below to 8% above those selected in our latest reserve analysis and expected loss ratios could range from 5% below to 3% above those selected in our latest reserve analysis. The combination of reducing the assumptions for medical loss development by 6% and the expected loss ratio by 5% could decrease our indicated workers compensation reserves by approximately $55 million for accident years 2006 and prior. Alternatively, the combination of increasing the medical loss development factors by 8% and the expected loss ratio by 3% could increase our indicated workers compensation reserves by approximately $70 million.
General Liability
In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. In our judgment, it is possible that general liability loss development factors could be +/- 6% from those actually selected in our latest reserve analysis. If the loss development assumptions were changed by +/- 6%, that would increase/decrease our indicated general liability reserves by approximately $80 million for accident years 2006 and prior.
Commercial Automobile
In addition to the normal amount of volatility, our commercial automobile line of business has experienced significant favorable development in recent years. This favorable development has been driven in large part by a reduction in our bodily injury large loss experience. The actual number of large claims has a high degree of volatility from year-to-year and, therefore, requires a longer period of time before we would respond to this type of information. Under these circumstances, the difference between a traditional loss development method and the expected ultimate loss ratio is larger than usually expected. For this reason, the weight to be applied to each individual actuarial indication in this situation is another key assumption. If the impact of changing the weights to be applied to each actuarial indication is combined with the impact of possible changes to selected loss development factors of +/- 6%, it is our judgment that the possible impact to overall reserves could range from approximately $65 million reduction to approximately $40 million increase for accident years 2006 and prior.
Personal Automobile
In addition to the normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the number of judicial and regulatory changes in the New Jersey personal automobile market over the years. In our judgment, it is possible that personal auto bodily injury loss development factors could range from 5% below those actually selected in our latest reserve analysis to 4% above those selected in our latest reserve analysis. If the loss development assumptions were reduced by 5%, that would decrease our indicated personal automobile reserves by approximately $35 million for accident years 2006 and prior. Alternatively, if the loss development factors were increased by 4%, that would increase our indicated personal automobile reserves by approximately $30 million.

Current Accident Year
For the 2007 accident year, the expected ultimate loss ratio by line of business is a key assumption. This assumption is based upon a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts. In our judgment, it is possible that the actual ultimate loss ratio for the 2007 accident year could be +/-7% from the one selected in our latest reserve analysis for each of our four major long tailed lines of business. The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7% by line of business for the 2007 accident year.
Reserve Impact of Changing Current Year Expected Ultimate Loss Ratio Assumption

	If Assumption	If Assumption
	Was Reduced	Was Raised
($ in millions)	by 7%	by 7%
Workers Compensation	(22)	22
General Liability	(29)	29
Commercial Automobile Liability	(17)	17
Personal Automobile Liability	(7)	7
Prior year reserve development
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could materially adversely affect our results of operations, equity, business, insurer financial strength, and debt ratings. In 2007, we experienced favorable loss development in accident years 2002 through 2006 of $61.7 million partially offset by unfavorable loss development in accident years 2001 and prior of $42.9 million, netting to total favorable prior year development of $18.8 million. In 2006, we experienced net favorable prior year development of $7.3 million, and in 2005, we experienced net adverse prior year development of $5.1 million. For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1. “Business” and Note 8 of Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.
Asbestos and Environmental Reserves
Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos. Carried net loss and loss expense reserves for environmental claims were $51.4 million as of December 31, 2007 and $46.5 million as of December 31, 2006. Our exposure to environmental liability is primarily due to policies written prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s and underground storage tank leaks, mostly from New Jersey homeowners policies in recent years. Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. Over the past few years, we also experienced adverse development in its homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey. In addition, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA also has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for several claims related to sites on the NPL.
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

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2007, 2006, and 2005. For additional information about our environmental reserves, see Item 1. “Business,” and Item 8. “Financial Statements and Supplementary Data,” Note 8 to the Consolidated Financial Statements.
Environmental Claims Activity

	2007	2006	2005
Asbestos Related Claims (1)
Claims at beginning of year	2,273	2,089	3,025
Claims received during year	114	358	276
Claims closed during year (2)	(210)	(174)	(1,212)

Claims at end of year	2,177	2,273	2,089

Average gross loss settlement on closed claims	$81	914	527
Gross amount paid to administer closed claims	$51,868	66,710	230,340
Net survival ratio (3)	16	20	16

Non-Asbestos Related Claims (1)
Claims at beginning of year	302	293	285
Claims received during year	108	111	154
Claims closed during year (2)	(139)	(102)	(146)

Claims at end of year	271	302	293

Average gross loss settlement on closed claims	$4,149	555	65,204
Gross amount paid to administer closed claims	$62,874	26,321	1,717,746
Net survival ratio (3)	14	9	7

(1)	The number of environmental claims includes all multiple claimants who are associated with the same site or incident.

(2)	Includes claims dismissed, settled, or otherwise resolved.

(3)	The net survival ratio was calculated using a three-year average for net losses and expenses paid.
Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed, and any adjustments are made in the accounting period in which the adjustment arose. We measure the recoverability of deferred policy acquisition costs at the operating segment level. We had deferred policy acquisition costs of $226.4 million at December 31, 2007 compared to $218.1 million at December 31, 2006.
Pension and Postretirement Benefit Plan Actuarial Assumptions
Our pension benefit and postretirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”); and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” (“SFAS 106”), respectively. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.
The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We increased our discount rate to 6.50% for 2007, from 5.90% for 2006 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was 8.00% in 2007 and 2006. Changes in the related pension and postretirement benefit expense may occur in the future due to changes in these assumptions.
For additional information regarding our pension and postretirement benefit plan obligations, see Item 8. “Financial Statements and Supplementary Data,” Note 16(d) to the Consolidated Financial Statements.

Other-Than-Temporary Investment Impairments
An investment in a fixed maturity or equity security, that is available for sale and reported at fair value, is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is “other-than-temporary,” we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down provided that management has the ability and intent to hold such a security to maturity.
Our evaluation for other-than-temporary impairment of a fixed maturity security, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity security;

•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts;

•	Relevant rating history, analysis and guidance provided by rating agencies and analysts;

•	The length of time and the extent to which the fair value has been less than carrying value; and

•	Our ability and intent to hold a security to maturity given interest rate fluctuations.
Our evaluation for other-than-temporary impairment of an equity security, other investment, or a short-term investment includes, but is not limited to, the evaluation of the following factors:
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
In 2007, we recorded an impairment charge of $4.9 million for two investments that we concluded were impaired for other than temporary declines in fair value. We had no impairment charges during 2006. We recorded an impairment charge of $1.2 million in 2005 for one investment that we concluded was impaired for an other-than-temporary decline in value. For further information regarding the impairment charges, see the section entitled “Investments” in Item 7. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.
Goodwill
Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test. We did not record any impairments during 2007, 2006 or 2005.
Reinsurance
Reinsurance recoverable on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the financial statements. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsurance policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $2.8 million at December 31, 2007.

Financial Highlights of Results for Years Ended December 31, 2007, 2006, and 2005 1

			2007			2006
($ in thousands, except per share amounts)	2007	2006	vs 2006		2005	vs 2005

Revenues	$1,846,228	1,807,867	2%		1,671,012	8%
Net income before cumulative effect of change in accounting principle	146,498	163,574	(10)		147,998	11
Net income	146,498	163,574	(10)		148,493	10
Diluted net income before cumulative effect of change in accounting principle per share	2.59	2.65	(2)		2.34	13
Diluted net income per share	2.59	2.65	(2)		2.35	13
Diluted weighted-average outstanding shares	57,165	62,542	(9)		64,708	(3)
GAAP combined ratio	98.9%	96.1	2.8	pts	95.1	1.0	pts
Statutory combined ratio	97.5%	95.4	2.1		94.6	0.8
Return on average equity	13.6%	15.9	(2.3)		15.9	—

[1]	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review, which exhibit is incorporated by reference.
Revenues
Revenues increased in 2007 compared to 2006 and 2005 primarily due to growth in net premiums earned (“NPE”) and net investment income earned.
NPE growth contributed $17.6 million of the $38.4 million in revenue growth in 2007 compared to 2006 and $81.7 million to the $136.9 million in revenue growth in 2006 compared to 2005. The following factors contributed to the growth of NPE:
•	Direct new business written, excluding flood, of $352.3 million in 2007 compared to $310.0 million in 2006 and $300.5 million in 2005.

•	Commercial lines renewal prices, including exposure, which decreased by 0.3% in 2007 and increased in 2006 and 2005 by 2.2% and 3.5%, respectively.
The above items were partially offset by (i) a slight reduction in commercial lines retention in 2007 compared to 2006 and 2005; (ii) a $17.9 million reduction in audit and endorsement premium activity in 2007 compared to 2006 and a $7.6 million reduction in 2006 compared to 2005 as a result of economic changes, especially in the construction industry; and (iii) decreases in NPE on our New Jersey personal automobile book of business attributable to the loss of a portion of our book that was repriced at higher pricing levels through our MATRIX® pricing system and subsequently did not renew. Our New Jersey personal automobile book of business experienced an 8% reduction in the number of cars insured at December 31, 2007 compared to December 31, 2006 and a 12% reduction in the number of cars from December 31, 2006 compared to December 31, 2005. Overall personal lines NPE was down 5% to $203.3 million in 2007 compared to $213.8 million in 2006. These premiums increased 2% in 2006 from $209.3 million in 2005.
Net investment income earned increased 11% in 2007 compared to 2006 and contributed $17.3 million to the $38.4 million revenue growth in 2007. In 2006, net investment income earned increased 15% compared to 2005 and contributed $20.9 million to the $136.9 million revenue growth in 2006. These increases are primarily attributable to a higher invested asset base, coupled with higher interest rates and strong returns from our other investment portfolio. The increase in our invested asset base is the result of operating cash flows of $386.3 million in 2007 and $393.1 million in 2006, as well as net proceeds of $96.8 million from our $100.0 million junior subordinated notes offering in the third quarter of 2006. These increases were partially offset by: (i) stock repurchases under our authorized stock repurchase program of 5.7 million shares during 2007 at a total cost of $143.3 million and 4.1 million shares during 2006 at a total cost of $110.1 million; and (ii) net share settlements of principal for $37.5 million in 2007 on our Senior convertible notes.
Net Income
Net income decreased in 2007 compared to 2006 due to increases in our GAAP combined ratio, resulting from lower pricing and higher claim severity, particularly in property losses, partially offset by profitability improvements in our workers compensation line of business and increases in net favorable prior year loss and loss expense development within our casualty lines of business. The reduction in our underwriting profit was partially offset by: (i) net investment income earned increases in 2007 as noted above; and (ii) decreases in federal income tax expense in 2007 compared to 2006, primarily attributable to lower underwriting income in our Insurance Operations segment, as explained above.

Net income increased in 2006 compared to 2005 due to growth in NPE, net investment income earned, and net realized gains as discussed above, partially offset by the reduction in our underwriting profit, resulting from increased property losses, including catastrophe losses, and increased underwriting expenses.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business in 21 states in the Eastern and Midwestern United States through seven insurance subsidiaries (the “Insurance Subsidiaries”). These Insurance Subsidiaries write business through approximately 880 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 87% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 13% of NPW.
Summary of Insurance Operations
All Lines

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005
GAAP Insurance Operations Results:
NPW	$1,554,867	1,535,961	1%		1,459,474	5%

NPE	1,517,306	1,499,664	1		1,418,013	6
Less:
Losses and loss expenses incurred	999,206	959,983	4		905,730	6
Net underwriting expenses incurred	494,941	475,776	4		436,867	9
Dividends to policyholders	7,202	5,927	22		5,688	4

Underwriting income	$15,957	57,978	(72)%		69,728	(17)%

GAAP Ratios:
Loss and loss expense ratio	65.9%	64.0	1.9	pts	63.9	0.1	pts
Underwriting expense ratio	32.5	31.7	0.8		30.8	0.9
Dividends to policyholders ratio	0.5	0.4	0.1		0.4	—

Combined ratio	98.9	96.1	2.8		95.1	1.0

Statutory Ratios[1]:
Loss and loss expense ratio	65.4	63.7	1.7		63.5	0.2
Underwriting expense ratio	31.6	31.3	0.3		30.7	0.6
Dividends to policyholders ratio	0.5	0.4	0.1		0.4	—

Combined ratio[1]	97.5%	95.4	2.1	pts	94.6	0.8	pts

[1]	The statutory ratios include Selective’s flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined ratio excluding flood was 98.2% for 2007, 96.1% for 2006, and 95.3% for 2005.
•	NPW increased in 2007 compared to 2006 and in 2006 compared to 2005. Premium growth in 2007 compared to 2006 is attributable to increases in direct new business written, excluding flood, of 14% to $352.3 million for 2007 compared to 2006 partially offset by (i) commercial lines renewal pricing, including exposure, which decreased by 0.3% in 2007; (ii) a slight reduction in commercial lines retention in 2007 compared to 2006 and 2005; (iii) an $17.9 million reduction in audit and endorsement premium activity in 2007 compared to 2006 and a $7.6 million reduction in 2006 compared to 2005 as a result of economic changes, especially in the construction industry; and, (iv) a decline in NPW for our New Jersey personal automobile business of $12.6 million to $80.1 million for 2007 compared to 2006 driven by a reduction in the number of New Jersey personal automobiles that we insure, primarily as a result of repricing at higher levels through our MATRIX® pricing system.

Premium growth in 2006 compared to 2005 is attributable to increases in direct new business written, excluding flood, of 3% to $310.0 million for 2006 compared to 2005 coupled with Commercial Lines renewal pricing increases, including exposure, of 2.2% in 2006. Partially offsetting these items is a decline in NPW for our New Jersey personal automobile business of $14.6 million to $92.7 million for 2006 compared to 2005 as a result of the highly competitive marketplace.

•	NPE increased slightly in 2007 compared to 2006 and increased in 2006 compared to 2005 reflecting increases in NPW discussed above.

•	The 1.9 point increase in the GAAP loss and loss expense ratio in 2007 compared to 2006 was primarily attributable to lower pricing on our Commercial and Personal Lines business, as well as increases in property losses and overall higher loss costs in 2007 compared to 2006. The increases in property losses were driven by higher non-catastrophe losses for 2007 compared to 2006. These increases to the GAAP loss and loss expense ratio were partially offset by (i) improved profitability in our workers compensation line of business, and (ii) net favorable prior year loss and loss expense development within our casualty lines of business of approximately $19 million in 2007, compared to approximately $7 million in 2006. The GAAP loss and loss expense ratio in 2006 remained comparable with the 2005 ratio.

•	The increases in the GAAP underwriting expense ratio in 2007 compared to 2006 and 2005 was primarily attributable to increases in underwriting expenses that outpaced premium growth in the comparable periods. Increased labor expenses drove the increase in expense dollars for 2007 and 2006. For additional information regarding our initiatives in the management of the underwriting expense ratio, see the outlook section below and Note 22, “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to high levels of competition, economic conditions, interest rates, loss cost trends, and other factors. During 2007, the industry experienced low levels of catastrophe losses and a softening market characterized by accelerated competition, leading to pricing deterioration in the primary insurance market that was worse than originally anticipated. We expect this trend to continue into 2008. The average forecast, according to the “U.S. Property/Casualty — Review & Preview” from A.M. Best (the “Forecast”) dated January 28, 2008, calls for negative growth in NPW of 0.6% in 2008. This is in addition to the estimated negative growth in NPW of 1.2% for 2007 discussed in the Forecast and results from an across-the-board softening in the personal and commercial lines pricing environments, a weakening economy, leakage of premium to government operated reinsurers and strong interest in alternative forms of risk transfer, including various forms of self insurance, captives, and catastrophe bonds. The 2008 NPW forecast, if accurate, would represent the first decline in total industry annual premiums since 1943. As a result, we may need to reduce our pricing, which could lead to a decrease in margins in order to retain our best business. Accelerated competition in the marketplace, coupled with low premium growth rates, has also led to an increased interest in merger and acquisition activity within the industry. The Forecast also indicates an increase in the expected statutory combined ratio in 2008 compared to the 2007 expectation, indicating that underwriting performance in the industry, although still profitable, is deteriorating.
We believe that future profitability may be impacted by higher loss trends, which are characterized by changes in frequency, severity, and pricing deterioration. When renewal pure price increases are declining and loss costs trend higher, a market cycle shift occurs. General inflation and, notably, medical inflation, can drive up loss costs and lead to higher industry-wide statutory combined ratios. We believe it is critical to have a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends during market cycles. Some of the tools we use to lower frequency and severity are knowledge management, predictive modeling, safety management, managed care, and enhanced claims review. Although it is uncertain at this time whether our initiatives will offset macro pricing and loss trends, we have outperformed the industry’s loss and loss adjustment expense ratio by 6.8 points, on average, over the past 10 years.
Considering the current environment, in the upcoming year, we anticipate pricing discipline and expense management to be key factors in the generation of strong underwriting results. As part of our expense management initiative, in February 2008, we announced a reduction in our workforce of approximately 80 positions, including the immediate displacement of 60 employees and the elimination of 20 open positions. We anticipate these changes to have a related one-time pre-tax cost of approximately $4 million in the first quarter of 2008 and annualized pre-tax savings of approximately $8 million. In addition, we are implementing targeted changes to agency commissions that will maintain highly competitive awards for agents who produce the strongest results for us, while reducing commissions where our historically higher payments have not generated an appropriate level of profitable growth. The changes will bring our program more in line with the competition; however, commissions on 87% of our direct premiums written will not be affected, and the supplemental commission program that rewards our most profitable growth agencies does not change. We feel the changes will bring our program more in line with the competition. These commission revisions are expected to generate annualized pre-tax savings of approximately $8.0 million, and are targeted for rollout in most states in July 2008.

Even in this competitive market, we believe that the strategies we have implemented will allow us to continue to profitably grow our business based on strong agency relationships and our unique field-based model. To this end, we have developed market-planning tools that are allowing us to strategically appoint additional independent agencies as well as agency management specialists (“AMSs”) in under-penetrated territories, with classes of business that we know historically have been profitable. Through the end of 2007, the Insurance Subsidiaries’ total agency count increased to approximately 880, up from 770 at last year-end, serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions in agents’ offices on a daily basis.
We back the “high touch” component of our business model with technology that allows agents and the Insurance Subsidiaries’ field teams to input business seamlessly into our systems, while also allowing them to select and price accounts at optimal levels through predictive modeling. Technology that allows for the seamless placement of business into our systems includes our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of $250,000 per workday were processed through our One & Done® small business system in 2007, up 42% from 2006. We have set a multi-year small business growth target of $350,000 in One & Done® business per work day, and in 2008 our efforts will be centered on: (i) better managing price points and scale; (ii) implementing a more comprehensive marketing and branding strategy; and (iii) updating the distribution model to address multiple agent and customer needs.
We also continue to pursue our organic growth strategy. Effective July 1, 2007, we entered our 21st primary state, Massachusetts, for Commercial Lines only and wrote approximately $3.8 million of new business in 2007. In 2008, we have plans to expand our footprint to Tennessee. We also have expanded Personal Lines into Rhode Island, Minnesota, and Iowa, states that are already within our existing Commercial Lines footprint. In addition to our organic growth strategy, we are taking note of opportunities that marketplace competition may be creating and would not rule out making an opportunistic acquisition.
Based on our expense management programs along with technology investments, ongoing underwriting improvements, our assessment of current loss cost and pricing trends, and other areas of strategic focus, we are providing 2008 earnings guidance in the range of $2.20 to $2.40 per diluted share. Our guidance is based on the following assumptions: (i) a statutory combined ratio of 98% and a GAAP combined ratio of 100%; (ii) after-tax catastrophe losses of $14.4 million; (iii) growth in after-tax investment income of 3%, including a 10% pre-tax yield on alternative investments, included in “Other investments” on the Consolidated Balance Sheets; (iv) Diversified Insurance Services revenue growth of 5% with a return on revenue of 10%; and (v) diluted weighted average shares of 52.5 million, which includes the expectation of repurchasing 3.5 million shares over the course of the year.
Review of Underwriting Results by Line of Business
Commercial Lines
Commercial Lines

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005
GAAP Insurance Operations Results:
NPW	$1,350,798	1,318,873	2%		1,258,632	5%

NPE	1,314,002	1,285,876	2		1,208,666	6
Less:
Losses and loss expenses incurred	838,577	811,326	3		748,548	8
Net underwriting expenses incurred	426,118	405,141	5		378,759	7
Dividends to policyholders	7,202	5,927	22		5,688	4

Underwriting income	$42,105	63,482	(34)		75,671	(16)

GAAP Ratios:
Loss and loss expense ratio	63.8%	63.1	0.7		61.9	1.2
Underwriting expense ratio	32.5%	31.5	1.0		31.3	0.2
Dividends to policyholders ratio	0.5%	0.5	—		0.5	—

Combined ratio	96.8%	95.1	1.7		93.7	1.4

Statutory Ratios:
Loss and loss expense ratio	63.4%	62.9	0.5	pts	61.8	1.1	pts
Underwriting expense ratio	32.0%	31.6	0.4		31.3	0.3
Dividends to policyholders ratio	0.5%	0.5	—		0.5	—

Combined ratio	95.9%	95.0	0.9		93.6	1.4

•	NPW increased in 2007 compared to 2006 and 2005. Premium growth in 2007 was attributable to increases in direct new business written of $36.4 million to $313.3 million for 2007 compared to 2006 partially offset by: (i) a slight reduction in retention for 2007 compared to 2006 and 2005; (ii) decreases in audit and endorsement premium activity of $11.5 million and $6.3 million, respectively; and, (iii) renewal price decreases, including exposure of 0.3% in 2007 reflecting the competitive pressure on our renewal book of business.

Premium growth in 2006 as compared to 2005 was attributable to increases in direct new business of $14.1 million to $276.9 million coupled with renewal price increases, including exposure, of 2.2% in 2006.

•	NPE increased reflecting increases in NPW as discussed above.

•	The GAAP loss and loss expense ratio increased 0.7 points in 2007 compared to 2006 and 1.2 points in 2006 compared to 2005, primarily due to: (i) lower pricing on our commercial book of business; and, (ii) increases in property losses. Included in total property losses were catastrophe losses that decreased $3.6 million, or 0.3 points, to $12.0 million in 2007 compared to 2006 and increased $11.8 million or 0.9 points to $15.6 million in 2006 compared to 2005. The GAAP loss and loss expense ratio increases were partially offset by: (i) underwriting improvements related to the implementation of our long-term strategies; and, (ii) favorable prior year loss and loss expense development within our workers compensation and commercial auto lines of business.

For 2007, net favorable prior year loss and loss expense development within our casualty lines of business amounted to approximately $20 million, or 1.5 points, compared to approximately $2 million in 2006, or 0.1 points, and minimal prior year loss and loss expense development in 2005.

•	The increase in the GAAP underwriting expense ratio in 2007 compared to 2006 and 2005 was attributable to increases in underwriting expenses that outpaced premium growth. These underwriting expense increases were driven by higher labor costs. For additional information regarding our initiatives in the management of the underwriting expense ratio, see the outlook section below and Note 22, “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
The following is a discussion on our most significant commercial lines of business:
Commercial Automobile

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005

Statutory NPW	$319,176	319,710	—%		325,048	(2)%
Statutory NPE	315,259	319,921	(1)		320,080	—
Statutory combined ratio	88.1%	88.1	—	pts	74.4	13.7	pts
% of total statutory commercial NPW	23%	24			26
Our continued strong performance in this line is the result of underwriting and pricing improvements over the last several years. We have implemented targeted rate decreases on the best accounts to grow this profitable line of business. The policy count on this line of business increased 8% in 2007 compared to 2006 driven by new policy count increases of 18%. In 2006, as compared to 2005, policy counts increased 6% driven by new policy count increases of 4%. However, renewal prices, including exposure, decreased 2.9% in 2007 compared to a decrease of 1.1% in 2006 and an increase of 0.4% in 2005, which has put pressure on NPW and NPE. Lower severity trends have resulted in favorable prior year statutory loss and loss expense development of approximately $19 million in 2007 compared to $15 million in 2006 and $48 million in 2005.
General Liability

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005

Statutory NPW	$420,388	413,381	2%		382,172	8%
Statutory NPE	410,024	402,745	2		363,713	11
Statutory combined ratio	98.8%	96.5	2.3	pts	97.5	(1.0	) pts
% of total statutory commercial NPW	31%	31			30

Total policy counts in this line of business increased 9% in 2007 compared to 2006 and 7% in 2006 compared to 2005. New business premiums in this line of business increased 14% for 2007 compared to 2006 and 1% for 2006 compared to 2005. Evidence of the softening market is illustrated in our renewal pricing for this line which, including exposure, decreased 1.1% in 2007 compared to increases of 1.5% in 2006 and 3.0% in 2005. Continuing evidence of the softening market is illustrated by retention that decreased slightly to 75% in 2007 compared to 77% in 2006 and 76% in 2005.
Pricing pressure, coupled with higher loss costs, continues to put pressure on profitability in this line of business. However, we continue to concentrate on our long-term strategy to improve profitability, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contractor and subcontractor underwriting guidelines to minimize losses.
Workers Compensation

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005

Statutory NPW	$336,189	325,008	3%		309,584	5%
Statutory NPE	325,657	314,221	4		293,311	7
Statutory combined ratio	101.6%	108.4	(6.8	) pts	124.1	(15.7	) pts
% of total statutory commercial NPW	25%	25			25
Our multi-faceted workers compensation strategy, which incorporates our knowledge management and predictive modeling initiatives, has enabled us to retain and write more of the best accounts, leading to 2007 increases in total policy counts of 9% compared to 2006 and 6% in 2006 compared to 2005. Direct new voluntary policy premiums increased 28% for 2007 compared to 2006 and 30% for 2006 compared to 2005. At the same time, these initiatives have allowed us to target price increases for our worst performing business, which contributed to the decrease in our retention in 2007 to 79% from 80% in 2006 and 81% in 2005, thereby improving the profitability of our retained business.
The improvement in the statutory combined ratio of this line of 6.8 points in 2007 compared to 2006 and 15.7 points in 2006 compared to 2005 reflects not only the ongoing progress resulting from the execution of our workers compensation strategies, but also favorable prior year statutory development of $3 million attributable to these strategies, partially offset by an increase in the tail factor related to medical inflation and general development trends. Favorable prior year statutory development of approximately $2 million in 2006 was driven, in part, by savings realized from changing medical and pharmacy networks outside of New Jersey and re-contracting our medical bill review services. Adverse prior year statutory development of $40 million in 2005 was primarily the result of adverse loss trends, specifically in medical costs in the 2001 and prior accident years, which warranted an increase in management’s best estimates within the loss range.
Commercial Property

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005

Statutory NPW	$198,903	188,839	5%		176,764	7%
Statutory NPE	190,681	182,351	5		168,281	8
Statutory combined ratio	92.7%	82.1	10.6	pts	69.5	12.6	pts
% of total statutory commercial NPW	15%	14			14
Net premiums written for this line of business increased in 2007 compared to 2006 and 2005 due to increases in total policy counts of 11% in 2007 compared to 2006 and 9% in 2006 compared to 2005. Stable retention of approximately 81% over the past three years has also led to an increase in net premiums written. NPW growth was partially offset by renewal prices, including exposure, which decreased 0.4% in 2007 compared to increases of 2.1% in 2006 and 2.8% in 2005.
Although still profitable, the higher statutory combined ratio for commercial property reflects lower pricing and increased property losses especially in comparison to the unusually low experience in 2006. The increase in property losses appears to be part of the normal variability in this line and was primarily the result of an increase in the severity of losses, mainly attributable to flood events and electrical fires. For 2007, catastrophe losses decreased $2.5 million to $10.7 million compared to 2006, however, for 2006, catastrophe losses increased $10.4 million to $13.2 million compared to 2005.

Personal Lines
Personal Lines

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005
GAAP Insurance Operations Results:
NPW	$204,069	217,088	(6)%		200,842	8%

NPE	203,304	213,788	(5)		209,347	2
Less:
Losses and loss expenses incurred	160,629	148,657	8%		157,182	(5)%
Net underwriting expenses incurred	68,823	70,635	(3)		58,108	22

Underwriting loss	$(26,148)	(5,504)	(375)		(5,943)	7

GAAP Ratios:
Loss and loss expense ratio	79.0%	69.5	9.5	pts	75.1	(5.6	) pts
Underwriting expense ratio	33.9%	33.1	0.8		27.8	5.3

Combined ratio	112.9%	102.6	10.3		102.9	(0.3)

Statutory Ratios[1]:
Loss and loss expense ratio	78.2%	68.5	9.7	pts	73.4	(4.9	) pts
Underwriting expense ratio	29.7%	29.7	—		27.2	2.5

Combined ratio	107.9%	98.2	9.7		100.6	(2.4)

[1]	The statutory ratios include Selective’s flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined ratio excluding flood was 113.0% for 2007, 102.9% for 2006, and 105.0 % for 2005.
•	NPW decreased in 2007 compared to 2006 after increasing in 2006 compared to 2005. Excluding the impact from the cancellation of the New Jersey Homeowners’ Quota Share Treaty (“Quota Share Treaty”), which increased 2006 NPW by $11.3 million, NPW decreased 1% in 2007 compared to 2006 and increased 2% in 2006 compared to 2005.
The remaining decrease in NPW in 2007 compared to 2006 was primarily driven by a decline in NPW for our New Jersey personal automobile business of $12.6 million to $80.1 million in 2007. This resulted from a reduction in the number of New Jersey personal automobiles that we insure, primarily driven by repricing at higher levels through our MATRIX® pricing system. Partially offsetting this decrease were increases in our personal automobile business outside of New Jersey of $5.4 million to $50.0 million coupled with increases in our homeowners business of $4.5 million to $65.4 million in 2007.
The New Jersey personal automobile market has been impacted by the introduction of new companies writing business in the state with rating plans that allow them to price accounts competitively without the legacy issue of repricing existing accounts through filed rate increases. Our new Personal Lines rating plan was approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) and was implemented in August 2006. Our new plan allows us to better evaluate and price risks, which will help us to profitably compete for new business in our agencies. We have moved our entire existing renewal inventory into our new pricing and tiering structure in New Jersey, which has caused a dislocation in this book of business due to the repricing of certain business at higher levels, some of which did not renew. As annual increases or decreases are capped at 20% by the NJDOBI, we expect improvements to materialize over a three-year period. We continue to focus on increasing new business production within and outside of New Jersey through this advanced pricing methodology. In our continuing efforts to improve our existing book of automobile business, we have implemented average renewal rate increases of 13.1% in Pennsylvania effective August 1, 2007, and 8.5% in Maryland effective September 1, 2007. These changes applied to business written prior to the implementation of our MATRIX® program. In 2008, we are taking steps to continue to improve our automobile business by filing further rate increases of 7% in New Jersey, which is targeted for May, 7% in Pennsylvania, targeted for July, and 6% in Maryland, targeted for August. The New Jersey change applies to all business, and the other changes apply to business originally written prior to the implementation of our MATRIX® program. Such rate increases were necessary, as these states have regulatory restrictions on moving the renewal book into our new pricing methodology and the previous rates did not yield sufficient profitability.

Excluding the impact of the one-time benefit received from the cancellation of the Quota Share Treaty, NPW increased 2% in 2006 compared to 2005. This increase reflects the retention of homeowners business that had previously been ceded under the treaty coupled with an increase in direct homeowners premiums written of 6% in 2006 compared to 2005, partially offset by a decrease in our personal automobile business of $16.6 million to $137.4 million. NPW on our personal automobile line of business decreased in 2006 as a result of the ongoing competition in the New Jersey personal automobile marketplace coupled with our rating plans that were not competitive through the first half of the year due to a historically restrictive rating environment.
•	The fluctuations in NPE reflect the fluctuations in NPW as discussed above.
•	The deterioration in the GAAP loss and loss expense ratio in 2007 compared to 2006 was primarily driven by decreased pricing in our New Jersey personal automobile line of business coupled with the following:
•	An increase of $6.7 million in non-catastrophe property losses in 2007 compared to 2006.
•	Unfavorable prior year development in our casualty lines of $1 million in 2007 compared to favorable prior year development of $6 million in 2006. The unfavorable development in 2007 reflects (i) higher severity in accident year 2006 for our personal automobile line of business; (ii) adverse prior year development due to unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks in our homeowners line of business; and, (iii) several significant losses in our personal umbrella line of business, partially offset by lower than expected loss emergence for accident years prior to 2006. In 2006, the favorable prior year development primarily related to lower than expected frequency in personal automobile claims.
This deterioration in the loss and loss expense ratio was partially offset by a reduction in catastrophe losses of $2.2 million, to $2.9 million in 2007.
The improvement in the 2006 GAAP loss and loss expense ratio was driven by the reserving actions taken in 2005 in light of a New Jersey Supreme Court decision that eliminated the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act (“AICRA”) and resulted in an increase to our reserves of $13.0 million in the second quarter of 2005. The implementation of AICRA, and our rating and tiering actions had enabled us to achieve profitability in the New Jersey personal automobile line of business over the two years prior to the ruling. However, factoring higher expected claim costs into our New Jersey personal automobile excess profits calculation eliminated $5.5 million of excess profits reserves in the second quarter of 2005.
•	The deterioration in the GAAP underwriting expense ratio in 2007 compared to 2006 and 2005 was primarily attributable to overhead costs that have outpaced premiums earned. In addition, costs associated with the reorganization of the Personal Lines department in May of 2007, which reduced the staffing level by 31 employees, added 0.6 points to the underwriting expense ratio in 2007.
We have also implemented a three-part profit improvement plan that will focus on returning Personal Lines to profitability by the end of 2009. To decrease costs associated with writing policies and servicing claims, we plan to: (i) utilize the full capability of our MATRIX® pricing system, along with widening the One & Done® pipeline to maximize the cost savings that are associated with these policies; (ii) roll out our knowledge management initiatives to the Personal Lines operation in May 2008; and, (iii) move additional claims to our centrally located claims department to cut down on costs incurred for claims handling.

Reinsurance
We have reinsurance contracts that cover both property and casualty business. We use traditional forms of reinsurance and do not utilize finite risk reinsurance. Our contracts can be segregated into the following key categories:
•	Property Reinsurance – includes our Property Excess of Loss treaty purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is also used for property risks that are in excess of our treaty capacity.
•	Casualty Reinsurance – purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.
•	Other Reinsurance – includes smaller treaties, such as our Surety and Fidelity Excess of Loss treaties, which do not fall within the categories above.
Additional information regarding the terms and related coverage associated with each of our categories of reinsurance can be found in Item 1. “Business” of this Form 10-K.
We regularly reevaluate our overall reinsurance program and try to develop the most effective ways to manage our risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers and projected impact on earnings and statutory surplus. We strive to balance sometime opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.
Terrorism Reinsurance
In addition to treaty and facultative reinsurance, the Insurance Subsidiaries are partially protected by the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 via the Terrorism Risk Insurance Program Reauthorization Act of 2007. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.
Property Reinsurance
The Property Catastrophe treaty renewed effective January 1, 2008 with a 15% reduction in premium. The current treaty provides per occurrence coverage for 95% of $310.0 million in excess of $40.0 million retention compared to 95% of $335.0 million in excess of $40.0 million retention under the expiring treaty. The annual aggregate limit net of our co-participation is $589.0 million compared to $636.5 million for the expiring treaty. We continue to assess our property catastrophe exposure aggregations, modeled results and effects of growth on our property portfolio and strive to manage our exposure to individual large events balanced against the cost of reinsurance protection.
The following table presents Risk Management Solutions, Inc.’s (“RMS”) v.7.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of June 30, 2007:

($ in thousands)	Historic Basis			Stochastic Basis
			Net Losses			Net Losses
	Gross		as a Percent	Gross		as a Percent
Occurrence Exceedence	Losses	Net	of 12/31/07	Losses	Net	of 12/31/07
Probability	RMS v.7.0	Losses[1]	Equity	RMS v.7.0	Losses[1]	Equity

4.00% (1 in 25 year event )	$49,277	26,874	2%	$69,947	28,823	3%
2.00% (1 in 50 year event)	100,670	31,702	3	134,532	34,057	3
1.00% (1 in 100 year event)	190,897	37,977	4	244,445	41,015	4
0.40% (1 in 250 year event)	400,631	79,637	7	485,837	135,021	13

[1]	Losses are after tax and include applicable reinstatement premium.
RMS v.7.0 allows modeling based on the long term averages (historic view) and modeling based on a five year projection that includes an assumption of elevated hurricane activity in the Atlantic Basin in the short to medium term (stochastic view). Results of both models are provided above for select probabilities. Our current catastrophe program provides protection for a 1 in 209 year event, or an event with 0.5 % probability according to the RMS v.7.0 historic model, and for a 1 in 159 year event, or an event with 0.6% probability according to RMS v.7.0 stochastic model.

The retention and limit under our Property Excess of Loss treaty renewed July 1, 2007, remained the same at $23.0 million in excess of $2.0 million. Consistent with prior year contract, all nuclear, biological, chemical and radioactive reaction (“NBCR”) losses are excluded from the Property Excess of Loss treaty. Terrorism (excluding NBCR) and per occurrence aggregate limits remain at $46.5 million.
Casualty Reinsurance
The Casualty Excess of Loss program was renewed effective July 1, 2007, with no changes to the expiring structure. The total program currently provides the following coverage:
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
The total coverage for workers compensation claims continues to be $78.0 million per occurrence and $75.0 million per occurrence for casualty claims other than workers compensation, net of our co-participation in the $40.0 million in excess of $50.0 million layer.
Other Reinsurance
Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2008, with essentially no changes in coverage and a 2.5% increase in estimated ceded premium due to an increase in projected subject premium offset by a decrease in the rate.
Effective January 1, 2008, we entered into a new treaty which covers our participation in the involuntary National Council on Compensation Insurance (NCCI) pool, a residual workers compensation market. The treaty provides 100% Quota Share coverage, including terrorism coverage, for the 2008 underwriting year business assumed from NCCI and has an aggregate combined ratio limit of approximately 142%. The treaty is placed with two carriers both rated “A+” by A. M. Best and we expect to cede $6.0 million in premium in 2008. We believe that the protection provided within this treaty for residual market business will be especially beneficial given current market conditions and the expected deterioration in the experience of the NCCI pool.
Investments
Our investment portfolio consists primarily of fixed maturity investments (83%), but also contains equity securities (7%), short-term investments (5%), and other investments (5%). Our investment philosophy includes setting certain return and risk objectives for our fixed maturity and equity portfolios. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The risk objective for our entire portfolio is to ensure that our investments are structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital.
Our investment returns for the last three years are as follows:

			2007			2006
($ in thousands)	2007	2006	vs. 2006		2005	vs. 2005
Net investment income – before tax	$174,144	156,802	11%		135,950	15%
Net investment income – after tax	$133,669	121,460	10%		104,840	16%
Total invested assets	3,733,029	3,596,102	4%		3,245,545	11%
Effective tax rate	23.2%	22.5	0.7	pts	22.9	(0.4	) pts
Annual after-tax yield on investment portfolio	3.6%	3.6	—	pts	3.5	0.1	pts

The increase in net investment income, before tax, of $17.3 million for 2007 compared to 2006 was primarily the result of increased fixed maturity income due to higher invested assets and increased income of approximately $7.0 million from certain alternative investments within our “Other investments” category. Growth in net investment income, before tax, of $20.9 million for 2006 compared to 2005 was primarily attributable to the increase in our investment portfolio as well as increased income of $4.0 million in alternative investment income and $1.0 million in dividend income. Our investment portfolio totaled $3.7 billion at December 31, 2007, an increase of 4% compared to $3.6 billion at December 31, 2006. The increase in invested assets was due to substantial cash flows from operations of $386.3 million in 2007, $393.1 million in 2006 and $406.8 million in 2005. Cash flows from operations in 2007 were partially offset by cash outflows of: (i) $143.3 million related to treasury stock repurchases under our authorized program; (ii) $37.5 million related to principal payments on our senior convertible notes; and (iii) $18.3 million related to principal payments on our 8.87% and 8.63 senior notes. Debt offerings in September 2006 and November 2005 added approximately $96.8 million and $98.4 million in assets, respectively, in 2006 and 2005.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 83% of invested assets. Sixty-nine percent (69%) of our fixed maturities portfolio is rated “AAA” while the portfolio has an average rating of “AA+,” S&P’s second highest credit quality rating. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturities are investment grade. At December 31, 2007 and 2006, non-investment grade securities (below “BBB-“) represented less than 1%, or approximately $10 million, of our fixed maturity portfolio. Our mortgage backed securities portfolio totaled $697.9 million at December 31, 2007, with an average credit rating of “AA+.” Selective has no significant sub-prime mortgage exposure. Prior to investing in mortgage-backed securities, we analyze, among other credit factors, each transaction’s FICO credit score and loan to value ratio. For additional information regarding our fixed investment income portfolio, see Exhibit 99.1 of Form 8-K dated January 23, 2008 and Exhibit 99.2 of Form 8-K dated February 12, 2008. For additional information regarding market risk related to our investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.
The following table presents the Moody’s and S&P ratings of our fixed maturities portfolio:

Rating	2007	2006
Aaa/AAA	69%	73%
Aa/AA	16%	17%
A/A	9%	7%
Baa/BBB	6%	3%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest our fixed maturities portfolio primarily in intermediate-term securities to limit the overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 3.9 years while the Insurance Subsidiaries’ liabilities have a duration of 3.4 years. The current duration of our fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities, but because of the high quality and active market for the majority of securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our normal liquidity requirements have historically been met by operating cash flow from our Insurance Operations and Diversified Insurance Services segments. We expect our liquidity requirements in the future to be met by these sources of funds or, if necessary, the issuance of debt and equity securities, as well as borrowings from our credit facility. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, while enhancing our financial strength and underwriting capacity.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold, and are credited or charged to income. Also included in realized gains and losses are write-downs for other than temporary impairment charges. Our Investments segment included net realized gains before tax of $33.4 million in 2007, compared to $35.5 million in 2006, and $14.5 million in 2005. The realized gains were principally from the sale of equity securities. Net realized gains in 2007 and 2006 reflect the sale of several equity positions which resulted in re-weighting various sector exposures. Realized gains were partially offset by realized losses, of which the most significant losses are discussed below. We maintain a high quality and liquid investment portfolio and the sale of the securities that resulted in realized gains did not change the overall liquidity of the investment portfolio. Our philosophy for sales of securities generally is to reduce our exposure to securities and sectors based upon economic evaluations or if the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and our turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following table summarizes our net realized gains by investment type:

($ in thousands)	2007	2006	2005
Held-to-maturity fixed maturities
Gains	$—	16	106
Available-for-sale fixed maturities
Gains	445	2,460	1,468
Losses	(7,150)	(6,756)	(4,196)
Available-for-sale equity securities
Gains	50,254	43,542	21,149
Losses	(9,359)	(3,783)	(4,063)
Available-for-sale other investments
Gains	847	—	—
Losses	(1,683)	—	—

Total net realized gains	$33,354	35,479	14,464

Realized losses within the available-for-sale fixed maturity securities increased in 2007 as compared to 2006 and 2005. This is primarily the result of other than temporary impairment charge associated with two commercial real estate collateralized debt obligations (“CDO”) for $4.9 million. During the second half of 2007, the market for lower-rated commercial mortgage-backed securities (“CMBS”) saw severe contagion effects from the sub-prime mortgage crisis. CMBS spreads, particularly subordinated tranche CMBS, widened dramatically over the course of the second half of the year. As a result, CDOs in general have become extremely dislocated and difficult to value as the market spreads between bid and ask prices are very wide, even for CDOs that do not have any sub-prime asset backed exposure. At this time, there have been no credit defaults or rating downgrades on CDOs in our portfolio. However, given the severe lack of liquidity currently being experienced in the marketplace, it is difficult to value certain securities and, as a result, we recorded an other than temporary impairment charge on two commercial real estate CDOs in 2007. During 2006, Selective had not recognized any realized losses from other than temporary charges, whereas during 2005 Selective had recorded $1.2 million in realized losses related to other than temporary charges.
The dislocation in the sub-prime mortgage sector had also extended more broadly into both the credit and equity markets in early August 2007. These events adversely affected quantitative strategies that use factor-based models to identify incorrectly priced securities, and produced widespread de-leveraging and unprecedented negative returns to all standard quantitative factors in the U.S. during early August. With the increased uncertainty and risk of the equity markets at that time, we had hedged our direct exposure to the S&P 500 by investing in an exchange-traded fund (“ETF”). The fund was set up to perform inversely to the S&P 500 Index at a 2:1 ratio. Through this action, we had protected $90 million of our equity capital base. While the investment limited the upside of the equity portfolio, we believed that this strategy was appropriate during this period of extreme market uncertainty. As a result of the aggressive actions by the Federal Reserve to lower the federal funds rate later in the third quarter, improvements were seen in the equity markets leading us to sell our interest in the ETF.  This sale resulted in a $4.3 million realized loss in the third quarter of 2007.
In light of the market conditions, we also decided to dispose of one of our other investments, a global quantitative market-neutral equity hedge fund, primarily due to its undifferentiated model and greater than anticipated volatility. This disposition resulted in a $1.7 million realized loss and is reflected in the available-for-sale other investment category in the table above.

The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	2007		2006		2005
Unrealized loss position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$29.0	0.7	94.9	1.5	67.1	1.4
7 – 12 months	31.6	0.4	76.6	2.5	32.4	0.7
Greater than 12 months	10.2	0.2	35.8	1.5	33.0	1.1

Total fixed maturities	70.8	1.3	207.3	5.5	132.5	3.2

Equity Securities:
0 – 6 months	60.0	8.8	15.5	3.1	11.2	1.8
7 – 12 months	1.6	0.4	3.2	0.7	3.6	1.0
Greater than 12 months	0.4	0.2	—	—	0.7	0.1

Total equity securities	62.0	9.4	18.7	3.8	15.5	2.9

Other investments:
0 – 6 months	5.3	1.7	—	—	—	—
7 – 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

Total other investments	5.3	1.7	—	—	—	—

Total	$138.1	12.4	226.0	9.3	148.0	6.1

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position at December 31, 2007 and December 31, 2006:

Period of time in an	2007		2006
Unrealized loss position		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 – 6 months	$219.2	8.0	376.6	1.7
7 – 12 months	188.6	11.6	107.6	0.7
Greater than 12 months	340.5	5.7	705.8	10.1

Total fixed maturities	748.3	25.3	1,190.0	12.5

Equities:
0 – 6 months	25.7	1.1	7.8	0.2
7 – 12 months	1.1	0.4	—	—
Greater than 12 months	—	—	0.4	0.2

Total equity securities	26.8	1.5	8.2	0.4

Other:
0 – 6 months	—	—	6.9	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	—	—	6.9	0.1

Total	$775.1	26.8	1,205.1	13.0

Although overall interest rates decreased in 2007, the unrealized losses for fixed maturity securities increased due primarily to the credit stress and dislocation in the capital markets, along with inflation worries and uncertainty about the U.S. economy in general caused fixed maturities credit spreads to widen. As of December 31, 2007, there are 240 securities in an unrealized loss position. Broad changes in the overall market or interest rate environment generally do not lead to impairment charges.
The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at December 31, 2007 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$91.7	90.1
Due after one year through five years	373.4	365.0
Due after five years through ten years	233.7	223.2
Due after ten years through fifteen years	40.2	36.9
Due after fifteen years	34.6	33.1

Total	$773.6	748.3

Investment Outlook
As we look forward, we see a number of risks that could contribute to an extended period of uncertainty and volatility in the financial markets. Recession fears abound and negative economic predictions are increasingly more common. We foresee no stabilizing signs in the U.S. housing market. Declining home prices are seemingly already affecting retail sales and other consumer discretionary spending. A return to a more normally functioning housing market may not truly occur until the securitization markets start to properly function again. We are encouraged by signs pointing to a possible mortgage refinance wave that could occur in 2008 as interest rates and mortgage rates have declined. However, we believe the post-credit bubble effects will continue to keep volatility high in the financial markets for some time. Another concern is whether a financial market malaise will result in a global recession. Given the surge in prices of oil and other commodities, pricing inflation also remains a risk.
Our fixed income focus will be to seek high quality securities to reduce portfolio volatility and to maximize after–tax investment yield. This will entail maintaining a fairly elevated level of new purchase allocations to municipal securities, as they present attractive relative value on a taxable equivalent yield basis. Volatility, downgrades, and a lack of market liquidity in ABS and CMBS may also present some interesting opportunities in those sectors, as new issue volumes are expected to be down by well over 25% or more by some estimates. The volatility in this sector is not expected to end soon as leveraged positions in structured bonds are unwound. Nonetheless, we expect that further Federal Reserve rate cuts may certainly aid the markets in 2008; although additional cuts could further weaken the U.S. dollar, which could have a far-reaching negative impact in the U.S. financial markets.
Considering all the volatility in the equity market, we are even more cautious now than we were in late 2007. We will continue to manage through this period of uncertainty by investing in companies with more defensive characteristics, such as solid free cash flow, exposure to secular growth themes, strong balance sheets and reasonable valuations. Other considerations are favorable long-term corporate performance and attractive relative historical valuations.
Our outlook for the alternative investment strategy continues to be positive over the longer-term. In the near term, we expect the current credit crisis to slow the pace of merger and acquisitions, as potential buyers no longer have access to large quantities of debt with favorable credit terms. This will reduce the return that many private equity sponsors have been able to realize over the past few years. Therefore, we expect a slowdown in deal activity and a reduction in distributions to private equity investors.
Diversified Insurance Services Segment
The Diversified Insurance Services operations include two core functions: (i) human resource administration outsourcing (“HR Outsourcing”); and (ii) flood insurance. We believe these operations are in markets that continue to offer growth opportunities. During 2007, these operations provided a contribution of $0.22 per diluted share, compared to $0.19 per diluted share in 2006. Contributions from the Diversified Insurance Services segment, particularly the flood business, continue to provide some mitigation of insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

For the Year Ended December 31,
($ in thousands)	2007	2006	2005
HR Outsourcing
Revenue	$59,109	63,322	60,227
Pre-tax profit (loss)	3,993	4,810	3,793
Flood Insurance
Revenue	47,842	41,522	34,320
Pre-tax profit	10,360	10,167	9,060
Other
Revenue	8,615	5,682	4,164
Pre-tax profit	4,270	2,831	1,940
Total
Revenue from continuing operations	115,566	110,526	98,711
Pre-tax profit from continuing operations	18,623	17,808	14,793
After-tax profit from continuing operations	12,355	11,848	9,844
After-tax return on revenue	10.7%	10.7%	10.0%

HR Outsourcing
•	HR Outsourcing revenue declined in 2007 compared to 2006 and 2005, primarily as a result of a reduction in worksite lives. As of December 31, 2007, our worksite lives were down 7% to 25,111 compared to 26,952 as of December 31, 2006 and 23,974 as of December 31, 2005, resulting from recent economic trends as well as the sale, in the third quarter of 2007, of two large HR Outsourcing clients to companies that manage their payroll and human resources activities in-house. The increase in worksite lives in 2006 compared to 2005 is mainly due to the unveiling of the new marketing strategy and a new agent commission structure for our human resources outsourcing product during the first quarter of 2006. We refer to this product as our employer protection program (“EPP”), which is designed to assist business owners in managing the risk of employer-related liabilities.
•	Pre-tax profit decreased in our HR Outsourcing business in 2007 compared to 2006 mainly due to pricing pressure on our workers compensation product and the reduced level of worksite lives as mentioned above. In the fourth quarter of 2007, we reduced our internal workforce at this operation by 11% to better align expenses with production. Pre-tax profit increased in 2006 compared to 2005 mainly due to higher margins, particularly on our workers compensation business, and an increase in our number of worksite lives as mentioned above.
Flood Insurance
•	Our Flood revenues are primarily derived from two activities: (i) fees associated with servicing policy premium; and (ii) fees associated with handling claims. Revenue increases of 15% in 2007 compared to 2006 and 21% in 2006 compared to 2005 were mainly attributable to the increase in servicing flood premium in force, which increased 19% to $141.9 million at December 31, 2007 compared to 2006 and 27% to $119.2 million at December 31, 2006 compared to 2005. The increases in premiums were not fully realized in revenues as the fee paid to us by the National Flood Insurance Program (“NFIP”) decreased 0.6 points to 30.2% from 30.8%, which was effective for the NFIP’s fiscal year beginning on October 1, 2006. This fee structure is still in place as of December 31, 2007. The fee arrangement for 2008 is still under review. In addition, our revenues associated with handling flood claims were $1.6 million in 2007 compared to $1.8 million in 2006 and $3.6 million in 2005.
•	The fluctuations in pre-tax profit, which increased $0.2 million in 2007 compared to 2006 and increased $1.1 million in 2006 compared to 2005, were driven by the revenue items noted above.
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
Diversified Insurance Services Outlook
Our HR Outsourcing products, primarily the EPP, offer an additional revenue stream for our independent agents. Since unveiling the EPP during the first quarter 2006, agents have gained a better understanding of the HR Outsourcing product. Despite this, consistent with trends in the professional employer industry that are pointing to flat to negative growth in worksite lives and the current economy, we expect our client sales to continue to be difficult. We also have two issues in Florida, where we derive 29% of our co-employer service fees. First, the economy is struggling and, second, workers compensation rates have been reduced by the regulators by 18.4% for 2008, after a 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes. Consequently, we only expect marginal growth in the number of worksite lives during 2008.
The viability of the NFIP’s reinsurance program under the “Write-Your-Own” (“WYO”) Program is an essential component of our Diversified Insurance Services operations. In 2005, the destruction caused by the active hurricane season stressed the NFIP with excessive levels of flood losses. We continue to monitor developments with the NFIP regarding its ability to pay claims in the event of another large-scale disaster. Congress controls the federal agency’s funding authority, which was exceeded after Hurricane Katrina, and is again nearing maximum capacity. Bills are pending in the House and Senate that could impact the NFIP. These bills contain substantial legislative changes and revisions to the NFIP and WYO Program, some of which may be favorable and some of which may be unfavorable for us. It is uncertain, at present, what the net impact to us may be if the legislation is passed. During 2008, the NFIP also is expected to further decrease the fee paid to us by 0.5 points to 29.7%, which could put some pressure on future margin levels. The current program is also being reevaluated to include a cap on claim fees paid by the NFIP. While the final outcome of this legislation is unknown, this cap could impact the ultimate claim fee that we receive in the event that there is a large catastrophe in an area in which we are geographically concentrated.

Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity represent our overall financial strength and our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investments position remained relatively flat at $198.6 million at December 31, 2007 compared to $203.5 million at December 31, 2006. Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, as well as the sale of Common Stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Based on the 2007 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc. ordinary dividends in the aggregate amount of approximately $139.4 million in 2008. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always approaching maturity and provide a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.9 years as of December 31, 2007, while the liabilities of our Insurance Subsidiaries have a duration of 3.4 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
We have a syndicated line of credit agreement with Wachovia Bank, National Association as administrative agent. Under this agreement, we have access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. At December 31, 2007, no balances were outstanding under this credit facility.
Selective HR Solutions (“Selective HR”), our HR Outsourcing business, generates cash flows from its operations. Dividends from Selective HR are restricted by the operating needs of this entity as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The current ratio, which Selective HR generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. Selective HR provided dividends to Selective Insurance Group, Inc. of $4.1 million in 2007 and $4.2 million in 2006.
Dividends on shares of our Common Stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during 2007 and 2006. For further information regarding our notes payable, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. At December 31, 2007, the amount available for dividends to holders of our Common Stock, in accordance with the restrictions of the 2000 Senior Notes, was $336.0 million. On January 30, 2007, our Board of Directors declared a two-for-one stock split of our Common Stock, in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to stockholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in all share and per share data, as well as the capital stock account balances, in the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental financial data. Book value per share increased to $19.81 as of December 31, 2007 compared to $18.81 as of December 31, 2006. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and the subsidiaries in our Diversified Insurance Services segment to pay dividends. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends, could materially affect our ability to pay principal and interest on indebtedness and dividends on Common Stock.

We have historically met our liquidity requirements through dividends from our subsidiaries and by issuing debt and equity securities. We expect to meet our liquidity requirements by these sources in the future. The Insurance Subsidiaries have historically met their liquidity requirements from insurance premiums and investment income. These items have historically provided more than sufficient funds to pay losses, operating expenses, and dividends.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2007, we had stockholders’ equity of $1,076.0 million and total debt of $295.1 million. In addition, we have an irrevocable trust valued at $13.2 million to provide for the repayment of notes having maturities in 2008.
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
As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our Common Stock, or increasing stockholders’ dividends. The following are a few examples of capital management actions we have taken during 2007:
•	On March 8, 2007, Selective Insurance Group, Inc. entered into a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934 (“Trading Plan”) with a broker to facilitate the purchase of our Common Stock. Rule 10b5-1 allows a company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases.
•	On July 24, 2007, the Board of Directors authorized a new stock repurchase program for up to 4 million shares, which expires on July 26, 2009.
•	In 2007, we repurchased approximately 5.7 million shares for $143.3 million under our previous and current share repurchase programs.
•	On October 23, 2007, the Board of Directors declared, for stockholders of record as of November 15, 2007, a dividend of $0.13 per share, an 8% increase from the previous quarter, which was paid on December 3, 2007.
•	In the fourth quarter of 2007, we called for redemption the remaining Senior Convertible Notes that were scheduled to mature on September 24, 2032. For additional information regarding the settlement of this debt, see Note 9, “Indebtedness” in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Off-Balance Sheet Arrangements
At December 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
As discussed in “Net Loss and Loss Expense Reserves” in Item 1. “Business.” of this Form 10-K, we maintain case reserves and estimates of reserves for losses and loss expenses incurred but not yet reported (“IBNR”), in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.
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
The information in the “Contractual Obligations” table below relating to loss and loss expense payments is presented in accordance with reporting requirements of the SEC. These projected paid amounts by year are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of when loss and loss expense reserves will be paid and as a result, the timing and amounts of the actual payments will be affected by many factors. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. As was noted above, for further information regarding the uncertainty associated with loss and loss expense reserves see the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2007 are summarized below:

Contractual obligations	Payment due by period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	years	years	5 years
Operating leases	$25.3	8.6	10.5	4.5	1.7
Senior convertible notes	8.7	8.7	—	—	—
Notes payable [1]	286.9	12.3	24.6	—	250.0
Interest on debt obligations	731.2	20.6	37.8	35.6	637.2

Subtotal	$1,052.1	50.2	72.9	40.1	888.9

Gross loss and loss expense payments	2,542.5	655.5	846.7	395.8	644.5
Ceded loss and loss expense payments	227.8	47.9	52.4	28.4	99.1

Net loss and loss expense payments	2,314.7	607.6	794.3	367.4	545.4

Total	$3,366.8	657.8	867.2	407.5	1,434.3

[1]	Selective has an irrevocable trust to provide for the repayment of certain debt obligations with a market value of $13.2 million as of December 31, 2007.
See “Liquidity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our syndicated line of credit agreement.

At December 31, 2007, we have contractual obligations that expire at various dates through 2022 to invest up to an additional $129.8 million in alternative investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us “A+ (Superior),” their second highest of fifteen ratings, and has been our rating for 46 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. In the third quarter of 2007, S&P’s Insurance Rating Services (“S&P”) reaffirmed our financial strength rating of “A+.” S&P’s reaffirmation cites our strong competitive position with close ties to our agents, strong operating performance, very strong operating company capitalization, and good financial flexibility. During the third quarter of 2006, Moody’s elevated their outlook regarding Selective to “positive.” The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch Ratings since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets, and our interest rate under our line of credit varies based upon Selective Insurance Group Inc.’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Federal Income Taxes
The following table presents our taxable income, pre-tax financial statement income, and net deferred tax (liability) asset:

($ in millions)	2007	2006	2005
Current taxable income from continuing operations	$157.1	151.5	167.6
Pre-tax financial statement income from continuing operations	192.8	220.5	202.8
Net deferred tax asset (liability)	22.4	15.4	(5.7)
Total federal income tax expense was $46.3 million in 2007 compared to $56.9 million in 2006 and $55.3 million in 2005. The effective tax rate for 2007 was 24.0% compared to 25.8% for 2006 and 27.3% for 2005. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The decline in underwriting profits and the resulting higher ratio of net investment income to total book income before tax contributed to the 1.8% decrease in the effective tax rate from 2006 to 2007. The 1.5% decrease in the effective tax rate from 2005 to 2006 is mainly attributable to the increase in the tax advantaged securities within our investment portfolio and the settlement of an IRS audit.
We have a net deferred tax asset of $22.4 million at December 31, 2007 compared with a deferred tax asset of $15.4 million at December 31, 2006. This change is primarily due to temporary differences relating to the conversion and redemption of the convertible debt, the deferred impact of underwriting results and a reduction in unrealized gains in the investment portfolio offset by pension and accelerated depreciation.
Adoption of Accounting Pronouncements
For information concerning the adoption of accounting pronouncements and new accounting pronouncements that have been issued but not yet adopted, see Item 8. “Financial Statements and Supplementary Data.” Note 3 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The fair value of Selective’s assets and liabilities are subject to market risk, primarily interest rate, credit risk and equity price risk related to Selective’s investment portfolio. Selective’s investment portfolio is comprised of securities categorized as available for sale or held to maturity in accordance with the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” issued by the Financial Accounting Standards Board (“FAS 115”), with no investment in securities categorized as trading. Selective does not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. Selective has minimal foreign currency fluctuation risk on certain equity securities.
Selective’s investment philosophy includes setting certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for all portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. As of December 31, 2007, the mix of Selective’s investment portfolio was 83% fixed maturity securities, 7% equity securities, 5% short-term investments, and 5% other investments.
During 2007, portions of our investment portfolio were adversely affected by events and developments in the capital markets, including decreased market liquidity for certain invested assets, market perception of increased credit risk with respect to the types of securities held in Selective’s portfolio, and the corresponding credit spread-widening with respect to our invested assets.
Interest Rate Risk
In connection with the Insurance Subsidiaries, Selective invests in interest rate sensitive securities, mainly fixed maturity securities. Selective’s fixed maturity portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities. Selective’s strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks. Selective’s fixed maturity securities include both available-for-sale and held-to-maturity securities in accordance with FAS 115. Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.
Selective generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows Selective to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. Increases and decreases in prevailing interest rates generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. Fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions. At December 31, 2007, 95% of Selective’s fixed maturity portfolio (excluding short-term investments) had a maturity of 10 years or less, and the average duration was 4.2 years. Based on its fixed maturity securities asset allocation and security selection process, Selective believes that its fixed maturity portfolio is not overly prone to prepayment or extension risk.
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

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2007:

	2007
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
Fair value of fixed maturity securities portfolio	3,340.9	3,210.2	3,079.5	2,951.0	2,822.5
Fair value change	261.4	130.7	—	(128.5)	(257.0)
Fair value change from base (%)	8.5%	4.2%	—%	(4.2)%	(8.3)%
Credit Risk
Credit quality of the fixed maturity portfolio continues to remain high, with the weighted average credit rating of the portfolio at “AA+.” Exposure to non-investment grade bonds remains at a low absolute level, composing less than 1% of the total fixed maturity portfolio. Selective only has three non-investment grade rated securities in the portfolio with a fair value of $10.1 million and an unrealized loss of $0.3 million. As of December 31, 2007, no single fixed maturity security is rated below “BB.”
However, Selective’s investment portfolio includes certain classes of assets, such as Residential Asset Backed Securities (“RABS”) and Residential Mortgage Backed Securities (“RMBS”), which have been affected by the current market conditions related to the sub-prime crisis. The RMBS and RABS portfolio represents 14% of our total fixed maturity portfolio and consists entirely of investment grade securities with 96% of the portfolio rated “AAA” and only 1% rated “A” or below. Agency securities backed by various federal agencies represent approximately 50% of Selective’s RMBS and RABS. Loan to Value (“LTV”) ratios and FICO score statistics are important in our initial as well as ongoing analysis of this portfolio. 99% of the non-agency securities have current LTV ratios of 80% and below and 94% have FICO scores above 700 with only 1% where FICO scores are below 650. In addition, we have no sub-prime reset risk in the RMBS or RABS portfolio. Despite the portfolio’s high quality, current market conditions reduced the liquidity of the RMBS and RABS securities, which in turn resulted in some volatility in their fair value. As of December 31, 2007, Selective’s RMBS and RABS portfolio has a fair value of $440.6 million with unrealized losses of $3.8 million. Selective continues to evaluate underlying credit quality within this portfolio and believes that current fair value fluctuations are reflective of temporary market dislocation. As long term, income-oriented investors, Selective remains comfortable with the credit risk in these securities.
Residual effects of the current market conditions may also affect other parts of Selective’s portfolio; such as bonds and equity investments in financial institutions and certain other invested assets. For example, as of December 31, 2007, the market value of Selective’s Commercial Mortgage Backed Securities (“CMBS”) portfolio is $284.4 million with unrealized losses of $4.6 million. The CMBS portfolio makes up 9% of our total fixed maturity portfolio and consists primarily of highly rated securities with 92% of CMBS securities rated above “A” and only 2% rated below investment grade as of December 31, 2007. In addition, agency securities backed by various federal agencies represent approximately 17% of Selective’s CMBS portfolio.
During 2007, our RMBS, RABS, and CMBS portfolios experienced no ratings downgrades which is in part a result of the high credit quality of the underlying collateral and stringent pre-purchase analysis and due diligence. Based on Selective’s fixed maturity portfolio asset allocation and security selection process, Selective believes that its fixed maturity portfolio is not overly prone to significant credit risk and Selective does not believe that the fair value fluctuations noted above will result in material changes to the value of our overall invested assets.
Equity Price Risk
Selective’s equity securities are classified as available for sale in accordance with FAS 115. The Company’s equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. Selective attempts to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The sensitivity analysis hypothetically assumes a 20% change in equity prices up and down in 10% increments at December 31, 2007. In the analysis, Selective includes investments in equity securities. The following table presents the hypothetical increases and decreases in market value of the equity portfolio as of December 31, 2007:

	2007
	Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Fair value of equity portfolio	219.8	247.2	274.7	302.2	329.6
Fair value change	(54.9)	(27.5)	—	27.5	54.9

Indebtedness
(a) Long-Term Debt. As of December 31, 2007, Selective had outstanding long-term debt of $295.1 million that mature as shown on the following table:

		2007
	Year of	Carrying	Fair
(in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable:
8.87% Senior Notes Series B	2010	36,900	37,990
7.25% Senior Notes	2034	49,891	52,080
6.70% Senior Notes	2035	99,360	90,000
7.50% Junior Subordinated Notes	2066	100,000	85,000

Total notes payable		286,151	265,070
Senior convertible notes	2032	8,740	13,853
Convertible subordinated debentures	2008	176	1,143
The weighted average effective interest rate for Selective’s outstanding long-term debt is 7.26%. Selective is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.
(b) Short-Term Debt. During 2007, Selective had a syndicated line of credit agreement with Wachovia Bank, National Association, as administrative agent. Under this agreement, Selective has access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. Selective accessed $6 million from the facility during 2007 at the London Interbank Offered Rate. At December 31, 2007, there were no balances outstanding under the facility.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the Consolidated Financial Statements, in 2006 the Company changed its definition of cash equivalents for presentation in the statement of cash flows and, in 2005, changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 27, 2008

Consolidated Balance Sheets

December 31,
(in thousands, except share amounts)	2007	2006
ASSETS Investments:
Fixed maturity securities, held-to-maturity – at amortized cost (fair value: $5,927 – 2007; $10,073 – 2006)	$5,783	9,822
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,049,913 – 2007; $2,916,884 – 2006)	3,073,547	2,937,100
Equity securities, available-for-sale – at fair value (cost of: $160,390 – 2007; $157,864 – 2006)	274,705	307,376
Short-term investments (at cost which approximates fair value)	190,167	197,019
Other investments	188,827	144,785

Total investments (Note 4)	3,733,029	3,596,102
Cash and cash equivalents	8,383	6,443
Interest and dividends due or accrued	36,141	34,846
Premiums receivable, net of allowance for uncollectible accounts of: $3,905 – 2007; $3,229 – 2006	496,363	458,452
Other trade receivables, net of allowance for uncollectible accounts of: $244 – 2007; $255 – 2006	21,875	21,388
Reinsurance recoverable on paid losses and loss expenses	7,429	4,693
Reinsurance recoverable on unpaid losses and loss expenses (Note 7)	227,801	199,738
Prepaid reinsurance premiums (Note 7)	82,182	69,935
Current federal income tax	4,235	468
Deferred federal income tax (Note 14)	22,375	15,445
Property and Equipment – at cost, net of accumulated depreciation and amortization of: $117,832 – 2007; $103,660 – 2006	58,561	59,004
Deferred policy acquisition costs (Note 2i)	226,434	218,103
Goodwill (Note 2j)	33,637	33,637
Other assets	43,547	49,451

Total assets	$5,001,992	4,767,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses (Note 8)	$2,182,572	1,959,485
Reserve for loss expenses (Note 8)	359,975	329,285
Unearned premiums	841,348	791,540
Senior convertible notes (Note 9)	8,740	57,413
Notes payable (Note 9)	286,151	304,424
Commissions payable	60,178	54,814
Accrued salaries and benefits	88,079	94,560
Other liabilities	98,906	98,957

Total liabilities	3,925,949	3,690,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000 (Note 10)
Issued: 94,652,930 – 2007; 91,562,266 – 2006	189,306	183,124
Additional paid-in capital	192,627	153,246
Retained earnings	1,105,946	986,017
Accumulated other comprehensive income (Note 5)	86,043	100,601
Treasury stock – at cost (shares: 40,347,894 – 2007; 34,289,974 – 2006)	(497,879)	(345,761)

Total stockholders’ equity (Notes 10 and 11)	1,076,043	1,077,227

Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$5,001,992	4,767,705

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Revenues:
Net premiums written	$1,554,867	1,535,961	1,459,474
Net increase in unearned premiums and prepaid reinsurance premiums	(37,561)	(36,297)	(41,461)

Net premiums earned	1,517,306	1,499,664	1,418,013
Net investment income earned	174,144	156,802	135,950
Net realized gains	33,354	35,479	14,464
Diversified Insurance Services revenue	115,566	110,526	98,711
Other income	5,858	5,396	3,874

Total revenues	1,846,228	1,807,867	1,671,012

Expenses:
Losses incurred	829,524	791,955	730,618
Loss expenses incurred	169,682	168,028	175,112
Policy acquisition costs	497,229	478,339	437,894
Dividends to policyholders	7,202	5,927	5,688
Interest expense	23,795	21,411	17,582
Diversified Insurance Services expenses	96,943	92,718	83,918
Other expenses	29,095	28,979	17,416

Total expenses	1,653,470	1,587,357	1,468,228

Income from continuing operations, before federal income tax	192,758	220,510	202,784

Federal income tax expense (benefit):
Current	43,046	66,717	60,130
Deferred	3,214	(9,781)	(4,798)

Total federal income tax expense	46,260	56,936	55,332

Net income from continuing operations	146,498	163,574	147,452

Income from discontinued operations, net of tax: $1,712 – 2005	—	—	3,180
Loss on disposal of discontinued operations, net of tax $(1,418) – 2005	—	—	(2,634)

Total discontinued operations, net of tax	—	—	546

Net income before cumulative effect of change in accounting principle	146,498	163,574	147,998

Cumulative effect of change in accounting principle, net of tax	—	—	495

Net income	$146,498	163,574	148,493

Earnings per share:
Basic net income from continuing operations	$2.80	2.98	2.72
Basic net income from discontinued operations	—	—	0.01
Basic cumulative effect of change in accounting principle	—	—	0.01

Basic net income	$2.80	2.98	2.74

Diluted net income from continuing operations	$2.59	2.65	2.33
Diluted net income from discontinued operations	—	—	0.01
Diluted cumulative effect of change in accounting principle	—	—	0.01

Diluted net income	$2.59	2.65	2.35

Dividends to stockholders	$0.49	0.44	0.40
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31,
(in thousands, except per share amounts)	2007		2006		2005

Common stock:
Beginning of year	$183,124		173,085		169,872
Dividend reinvestment plan (shares: 78,762 – 2007; 64,072 – 2006; 63,914 – 2005)	158		128		128
Convertible debentures (shares: 2,074,067 – 2007; 3,999,128 – 2006; 72,872 – 2005)	4,148		7,998		146
Stock purchase and compensation plans (shares: 937,835 – 2007; 956,520 – 2006; 1,469,562 – 2005)	1,876		1,913		2,939

End of year	189,306		183,124		173,085

Additional paid-in capital:
Beginning of year	153,246		71,638		57,356
Dividend reinvestment plan	1,708		1,604		1,441
Convertible debentures	9,806		51,249		113
Stock purchase and compensation plans	27,867		28,755		12,728

End of year	192,627		153,246		71,638

Retained earnings:
Beginning of year	986,017		847,687		721,483
Net income	146,498	146,498	163,574	163,574	148,493	148,493
Dividends to stockholders ($0.49 per share –2007; $0.44 per share – 2006; $0.40 per share – 2005)	(26,569)		(25,244)		(22,289)

End of year	1,105,946		986,017		847,687

Accumulated other comprehensive income:
Beginning of year	100,601		118,121		154,536
Other comprehensive (loss) income, (decrease) increase in:
Net unrealized gains on investment securities, Net of deferred income tax effect of $(10,925) – 2007; $(2,031) – 2006; $(19,608) – 2005	(20,289)	(20,289)	(3,772)	(3,772)	(36,415)	(36,415)
Defined benefit pension plans, net of deferred income tax effect of $3,086 – 2007; $(7,403) – 2006 (Note 16d)	5,731	5,731	(13,748)	—	—	—

End of year	86,043		100,601		118,121

Comprehensive income		131,940		159,802		112,078

Treasury stock:
Beginning of year	(345,761)		(229,407)		(206,522)
Acquisition of treasury stock (shares: 6,057,920 – 2007; 4,335,622 – 2006; 896,218 – 2005)	(152,118)		(116,354)		(22,885)

End of year	(497,879)		(345,761)		(229,407)

Unearned stock compensation and notes receivable from stock sales:
Beginning of year	—		—		(14,707)
Unearned stock compensation	—		—		—
Reclassification of unearned stock compensation	—		—		14,641
Amortization of deferred compensation expense and amounts received on notes	—		—		66

End of year	—		—		—

Total stockholders’ equity	$1,076,043		1,077,227		981,124

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,
(in thousands)	2007	2006	2005
Operating Activities
Net income	$146,498	163,574	148,493

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,139	25,684	21,380
Stock-based compensation expense	20,992	14,524	11,361
Net realized gains	(33,354)	(35,479)	(14,464)
Deferred tax	3,214	(9,781)	(4,798)
Loss on disposition of discontinued operations	—	—	2,634
Debt conversion inducement	—	2,117	—
Cumulative effect of change in accounting principle, net of tax	—	—	(495)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	227,749	223,231	249,356
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	38,346	35,708	41,430
(Decrease) increase in net federal income tax payable	(3,767)	(2,761)	585
Increase in premiums receivable	(37,911)	(11,232)	(35,785)
Increase in other trade receivables	(487)	(4,835)	(6,534)
Increase in deferred policy acquisition costs	(8,331)	(13,271)	(17,915)
Increase in interest and dividends due or accrued	(1,331)	(2,280)	(4,632)
(Increase) decrease in reinsurance recoverable on paid losses and loss expenses	(2,736)	(144)	1,292
(Decrease) increase in accrued salaries and benefits	(3,266)	5,385	17,953
Increase (decrease) in accrued insurance expenses	6,370	(1,566)	11,582
Other, net	5,163	4,181	(14,605)

Net adjustments	239,790	229,481	258,345

Net cash provided by operating activities	386,288	393,055	406,838

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(580,864)	(801,647)	(779,212)
Purchase of equity securities, available-for-sale	(148,569)	(52,429)	(47,645)
Purchase of other investments	(80,147)	(71,486)	(26,789)
Purchase of short-term investments	(2,198,362)	(2,290,937)	(1,907,686)
Net proceeds from sale of subsidiary	—	376	14,785
Sale of fixed maturity securities, available-for-sale	102,613	306,044	181,279
Sale of short-term investments	2,205,194	2,279,055	1,821,231
Redemption and maturities of fixed maturity securities, held-to-maturity	4,051	3,635	27,616
Redemption and maturities of fixed maturity securities, available-for-sale	319,118	187,608	209,377
Sale of equity securities, available-for-sale	187,259	108,382	54,487
Proceeds from other investments	40,115	8,350	9,975
Purchase of property and equipment	(14,511)	(18,670)	(9,558)

Net cash used in investing activities	(164,103)	(341,719)	(452,140)

Financing Activities
Dividends to stockholders	(24,464)	(22,831)	(19,908)
Acquisition of treasury stock	(152,118)	(116,354)	(22,885)
Proceeds from issuance of notes payable, net of issuance costs	—	96,263	99,310
Principal payments of notes payable	(18,300)	(18,300)	(24,000)
Net proceeds from stock purchase and compensation plans	8,609	11,560	11,919
Excess tax benefits from share-based payment arrangements	3,484	3,903	3,783
Borrowings under line of credit agreement	6,000	—	—
Repayment of borrowings under line of credit agreement	(6,000)	—	—
Debt conversion inducement	—	(2,117)	—
Principal payments of senior convertible notes	(37,456)	—	—
Proceeds received on notes receivable from stock sales	—	—	66

Net cash (used in) provided by financing activities	(220,245)	(47,876)	48,285

Net increase in cash and cash equivalents	1,940	3,460	2,983
Cash and cash equivalents, beginning of year	6,443	2,983	—

Cash and cash equivalents, end of year	$8,383	6,443	2,983

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest	$25,311	21,391	16,984
Federal income tax	43,809	65,575	57,476
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	12,066	58,534	258
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
Note 1 Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively known as “Selective”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective Insurance Group, Inc.’s Common Stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”
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
Note 2 Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements (“Financial Statements”), which include the accounts of Selective, have been prepared in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation.
(b) Use of Estimates
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
(c) Investments
Fixed maturity securities are comprised of bonds, redeemable preferred stocks, and mortgage-backed securities. Fixed maturity securities classified as available for sale are reported at fair value. Those fixed maturity securities that Selective has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the expected life of the security using the effective interest method. Premiums expected and discounts arising from the purchase of mortgage-backed securities are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based upon historical and projected cash flows. Prepayment assumptions are reviewed annually and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in “Net investment income earned.” The amortized cost of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as available-for-sale, net of tax are included in accumulated other comprehensive income (loss) (“AOCI”).
Equity securities, which are classified as available for sale, are comprised of common stocks and non-redeemable preferred stocks and are carried at fair value. Dividend income on these securities is included in “Net investment income earned.” The associated unrealized gains and losses, net of tax are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.
Short-term investments are comprised of certain money market instruments, savings accounts, commercial paper, other debt issues purchased with a maturity of less than one year, and variable rate demand notes. These investments are carried at cost, which approximates fair value. The associated income is included in “Net investment income earned.”

Other investments are comprised of alternative investments and other miscellaneous securities. Alternative investments are accounted for using the equity method. Selective’s share of distributed and undistributed net income from alternative investments is included in “Net investment income earned.” Investments in other miscellaneous securities are generally carried at estimated fair value, because Selective’s interests are so minor that it exercises virtually no influence over operating and financial policies. Selective’s distributed share of net income from other miscellaneous investments is included in “Net investment income earned.” Any changes in estimated fair value associated with these investments are recorded as an unrealized gain or loss, of which these items net of tax are included in AOCI.
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for other than temporary impairment charges.
When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to fair value and the amount of the write-down is charged to income as a realized loss. The fair value of the investment becomes its new cost basis. Selective’s assessment for other-than-temporary impairment of fixed maturity securities, includes, but is not limited to, the evaluation of the following factors:
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
Evaluation for other-than-temporary impairment of equity securities, other investments, and short-term investments, includes, but is not limited to, the following factors:
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
(d) Fair Values of Financial Instruments
The following methods and assumptions are used in estimating the fair value of financial instruments:
(1) Investments: Fair values for fixed maturity and equity securities are based on market prices from independent pricing services. Short-term investments are carried at cost, which approximates fair value. Our investment in other miscellaneous securities are generally accounted for at fair value based on net asset value.
(2) Indebtedness: The fair value of the convertible subordinated debentures, the 1.6155% Senior Convertible Notes due September 24, 2032, the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066 are based on quoted market prices. The fair value of the 8.63% Senior Notes due May 4, 2007 and 8.87% Senior Notes due May 4, 2010 were estimated using a cash flow analysis based upon Selective’s current incremental borrowing rate for the remaining term of the loans.
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
(f) Share-Based Compensation
Effective January 1, 2005, Selective adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), which replaces FASB Statement No. 123 “Accounting for Stock Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments. FAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements, based on the fair value of such instruments at the grant date over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases contain performance criteria, is based on the number of shares/units expected to be issued at the end of the performance period.
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
(g) Reinsurance
Reinsurance recoverable on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.
(h) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range up to 40 years.
(i) Deferred Policy Acquisition Costs
Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies. These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force. Selective regularly conducts reviews for potential premium deficiencies. There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based upon the Company’s actual average investment yield before-tax as of the calculation date on September 30, were 4.6% for 2007, 4.4% for 2006 and 2005. Deferred policy acquisition costs amortized to expense were $460.2 million for 2007, $443.3 million for 2006, and $400.6 million for 2005.
(j) Goodwill
Goodwill results from business acquisitions where the cost of assets/liabilities acquired exceeds the fair value of those assets/liabilities. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test. Selective did not record any impairments during 2007, 2006 or 2005.

(k) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are made up of both case reserves and reserves for claims incurred but not yet reported (“IBNR”). Case reserves result from claims that have been reported to the seven insurance subsidiaries (the “Insurance Subsidiaries”) and are estimated at the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, Selective also considers a range of possible loss and loss adjustment expense reserves in establishing IBNR.
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
(l) Revenue Recognition
Selective’s seven insurance subsidiaries’ net premiums written include direct insurance policy writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.
Selective HR Solutions (“Selective HR”), our human resource administration outsourcing operation, reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. All fees that have the potential for a margin are included in revenue on a gross basis and all amounts that have no margin but are simply pass through amounts collected from the client and passed on to the employee or appropriate taxing authorities are presented on a net basis. Specifically, gross wages, Federal Insurance Contributions Act (“FICA”) tax and Federal Unemployment Tax (“FUTA”) are included on a net basis whereas administration fees, state unemployment taxes, health fees and workers compensation fees are included on a gross basis. Selective HR accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Selective HR recognizes its revenues ratably over the payroll period as worksite employees perform their services at the clients’ worksites.

(m) Dividends to Policyholders
Selective establishes reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders’ loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. Selective does not issue policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.
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
(p) Leases
Selective has various operating leases for office space and equipment. Rental expense for such leases is recorded on a straight-line basis over the lease term. If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in “Other liabilities” as deferred rent in the Consolidated Balance Sheets.
Note 3 Adoption of Accounting Pronouncements
On January 1, 2007, Selective adopted Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“FAS 155”). Under the guidance contained in FAS 155, companies are required to evaluate interests in securitized financial assets to identify whether such interests are freestanding derivatives or hybrid financial instruments that contain an embedded derivative. During the fourth quarter of 2006, the Financial Accounting Standards Board (“FASB”) recommended a narrow scope exception for securitized interests if: (i) the securitized interest itself has no embedded derivative (including interest rate related derivatives) that would be required to be accounted for separately other than an embedded derivative that results solely from the embedded call options in the underlying financial assets; and (ii) the investor does not control the right to accelerate the settlement. The adoption of FAS 155 did not have a material impact on the results of operations or financial condition of Selective during 2007.
On January 1, 2007, Selective adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 calls for a two-step process to evaluate tax positions based on the recognition, derecognition, and measurement of benefits related to income taxes. The process begins with an initial assessment of whether a tax position, based on its technical merits and applicability to the facts and circumstances, will “more-likely-than-not” be sustained upon examination, including related appeals or litigation. The “more-likely-than-not” threshold is defined as having greater than a 50% chance of being realized upon settlement. Tax positions that are “more-likely-than-not” sustainable are then measured to determine how much of the benefit should be recorded in the financial statements. This determination is made by considering the probabilities of the amounts that could be realized upon effective settlement. Each tax position is evaluated individually and must continue to meet the threshold in each subsequent reporting period or the benefit will be derecognized. A position that initially failed to meet the “more-likely-than-not” threshold should be recognized in a subsequent period if: (i) a change in facts and circumstances results in the position’s ability to meet the threshold; (ii) the issue is settled with the taxing authority; or (iii) the statute of limitations expires. Selective has analyzed its tax positions in all federal and state jurisdictions in which it is required to file income tax returns for all open tax years. The open tax years for the federal returns are 2003 though 2006. The Internal Revenue Service completed a limited scope examination of tax year 2003 and 2004 that resulted in a favorable adjustment of $1.1 million. Selective did not have any unrecognized tax benefits as of January 1, 2007. Selective believes its tax positions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, there was no material change in Selective’s liability for unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value, however, it does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Selective will apply FAS 157 to its invested assets portfolio beginning in the first quarter of 2008. This application will require the Company to classify the fair values of its investments into three different categories, each of which requires varying levels of disclosure in the financial statements beginning in the first quarter of 2008. The adoption of this statement is not expected to have a material impact on Selective’s results of operations or financial condition.
In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. FAS 159 also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. Selective adopted FAS 159 on January 1, 2008 and has made the fair value option election as it relates to a portfolio of equity securities currently being managed by one outside manager. The impact of making this election is not expected to be material to the Consolidated Financial Statements.
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. This EITF is effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material impact on Selective’s results of operations or financial condition.
Note 4 Investments
(a) Net unrealized gains on investments included in other comprehensive income by asset class at December 31, are as follows:

(in thousands)	2007	2006	2005
Fixed maturity securities	$23,634	20,216	26,290
Equity securities	114,315	149,512	152,717
Other investments	6,758	6,193	2,717

Total net unrealized gains	144,707	175,921	181,724
Deferred income tax expense	(50,647)	(61,572)	(63,603)

Net unrealized gains, net of deferred income tax	$94,060	114,349	118,121

Decrease in net unrealized gains, net of deferred income tax expense	$(20,289)	(3,772)	(36,415)

(b) The amortized cost, estimated fair values, and unrealized gains (losses) of held-to-maturity fixed maturity securities at December 31, 2007 and 2006, respectively, were as follows:
2007

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$5,759	143	—	5,902
Mortgage-backed securities	24	1	—	25

Total held-to-maturity fixed maturity securities	$5,783	144	—	5,927

2006

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$9,792	250	—	10,042
Mortgage-backed securities	30	1	—	31

Total held-to-maturity fixed maturity securities	$9,822	251	—	10,073

(c) The cost/amortized cost, estimated fair values, and unrealized gains (losses) of available-for-sale securities at December 31, 2007 and 2006, respectively, were as follows:
2007

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$172,795	7,365	(448)	179,712
Obligations of states and political subdivisions	1,593,587	21,274	(3,646)	1,611,215
Corporate securities	479,169	10,923	(3,017)	487,075
Asset-backed securities	99,184	698	(2,197)	97,685
Mortgage-backed securities	705,178	8,685	(16,003)	697,860

Available-for-sale fixed maturity securities	3,049,913	48,945	(25,311)	3,073,547
Available-for-sale equity securities	160,390	115,742	(1,427)	274,705

Total available-for-sale securities	$3,210,303	164,687	(26,738)	3,348,252

2006

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$195,725	4,379	(794)	199,310
Obligations of states and political subdivisions	1,736,865	14,488	(7,704)	1,743,649
Corporate securities	295,964	6,676	(1,059)	301,581
Asset-backed securities	50,319	205	(103)	50,421
Mortgage-backed securities	638,011	7,011	(2,883)	642,139

Available-for-sale fixed maturity securities	2,916,884	32,759	(12,543)	2,937,100
Available-for-sale equity securities	157,864	149,895	(383)	307,376

Total available-for-sale securities	$3,074,748	182,654	(12,926)	3,244,476

(d) The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, the aggregate fair value and gross pre-tax unrealized loss recorded in Selective’s accumulated other comprehensive income, by asset class and by length of time those securities have been in an unrealized loss position:
2007

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and government agencies	$10,816	(53)	10,028	(395)	20,844	(448)
Obligations of states and political subdivisions	73,136	(651)	225,766	(2,995)	298,902	(3,646)
Corporate securities	82,599	(2,843)	12,303	(174)	94,902	(3,017)
Asset-backed securities	37,696	(2,181)	3,484	(16)	41,180	(2,197)
Mortgage-backed securities	201,505	(13,895)	90,919	(2,108)	292,424	(16,003)

Total fixed maturity securities	405,752	(19,623)	342,500	(5,688)	748,252	(25,311)
Equity securities	26,780	(1,427)	—	—	26,780	(1,427)
Total securities in a temporary unrealized loss position	$432,532	(21,050)	342,500	(5,688)	775,032	(26,738)

2006

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and government agencies	$43,873	(108)	46,264	(686)	90,137	(794)
Obligations of states and political subdivisions	320,851	(1,623)	455,970	(6,081)	776,821	(7,704)
Corporate securities	45,694	(279)	29,965	(780)	75,659	(1,059)
Asset-backed securities	9,863	(29)	3,425	(74)	13,288	(103)
Mortgage-backed securities	63,954	(380)	170,171	(2,503)	234,125	(2,883)

Total fixed maturity securities	484,235	(2,419)	705,795	(10,124)	1,190,030	(12,543)
Equity securities	7,763	(223)	374	(160)	8,137	(383)
Other investments	6,913	(87)	—	—	6,913	(87)

Total securities in a temporary unrealized loss position	$498,911	(2,729)	706,169	(10,284)	1,205,080	(13,013)

At December 31, 2007, Selective held (i) 231 fixed maturity securities, with a fair value of $748.3 million in an unrealized loss position of $25.3 million; (ii) 9 equity securities in an unrealized loss position, with a fair value of $26.8 million and an unrealized loss of $1.4 million. Of these 240 securities, 10 had fair values less than 85% of their cost basis. The remaining 230 securities had fair values between 86% and 99% of their cost basis. Selective believes the decline in the fair value of all of these securities to be temporary. The assessment of whether a decline in value is temporary includes Selective’s current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down, provided that management has the ability and intent to hold a security to maturity. If Selective’s judgment about an individual security changes in the future, Selective may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on Selective’s net income and financial position in future periods. Currently, except for securities for which an impairment loss has been recognized, Selective has the ability and intent to hold all securities in an unrealized loss position until their anticipated recovery.
Although overall interest rates decreased in 2007, the unrealized losses for fixed maturity securities increased due primarily to the credit stress and dislocation in the capital markets, along with inflation worries and uncertainty about the U.S. economy in general caused fixed maturities credit spreads to widen. At December 31, 2007, there were 240 securities in an unrealized loss position. Broad changes in the overall market or interest rate environment generally do not lead to impairment charges. During 2007 Selective recorded an other than temporary impairment charge associated with two commercial real estate collateralized debt obligations (“CDO”) for $4.9 million. During the second half of 2007, the market for lower-rated commercial mortgage-backed securities (“CMBS”) saw severe contagion effects from the sub-prime mortgage crisis. CMBS spreads, particularly subordinated tranche CMBS, widened dramatically over the course of the second half of the year. As a result, CDOs in general have become extremely dislocated and difficult to value as the market spreads between bid and ask prices are very wide, even for CDOs that do not have any sub-prime asset backed exposure. At this time, there have been no credit defaults or rating downgrades on CDOs in our portfolio. However, given the severe lack of liquidity currently being experienced in the marketplace, it is difficult to value certain securities and, as a result, we recorded an other than temporary impairment charge on two commercial real estate CDOs in 2007. During 2006, Selective had not recognized any realized losses from other than temporary charges, whereas during 2005 Selective had recorded $1.2 million in realized losses related to other than temporary charges.
(e) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Listed below are held-to-maturity fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,391	4,455
Due after one year through five years	1,049	1,056
Due after five years through ten years	343	416

Total held-to-maturity fixed maturity securities	$5,783	5,927

Listed below are available-for-sale fixed maturity securities:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$252,754	252,595
Due after one year through five years	1,409,716	1,423,983
Due after five years through ten years	1,238,010	1,249,664
Due after ten years through fifteen years	98,609	97,592
Due after fifteen years	50,824	49,713

Total available-for-sale fixed maturity securities	$3,049,913	3,073,547

(f) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws and had carrying values of $26.0 million as of December 31, 2007 and $25.3 million as of December 31, 2006.
(g) Selective is not exposed to significant concentrations of credit risk within its investment portfolio. The largest investment in the securities of any one issuer was $16.0 million at December 31, 2007 and $19.3 million at December 31, 2006.

(h) Other investments include the following at December 31:

(in thousands)	2007	2006
Alternative investments	$156,618	93,880
Other securities	32,209	50,905

Total other investments	$188,827	144,785

At December 31, 2007, Selective has contractual obligations that expire at various dates through 2022 to further invest up to $129.8 million in alternative investments. There is no certainty that any such additional investment will be required.
(i) The components of net investment income earned were as follows:

(in thousands)	2007	2006	2005
Fixed maturity securities	$140,383	128,771	117,987
Equity securities	8,626	9,898	8,873
Short-term investments	8,563	7,806	2,749
Other investments	21,828	13,746	8,579

	179,400	160,221	138,188
Investment expenses	(5,256)	(3,419)	(2,238)

Net investment income earned	$174,144	156,802	135,950

(j) The components of net realized gains (losses) were as follows:

(in thousands)	2007	2006	2005
Held-to-maturity fixed maturity securities
Gains	$—	16	106
Available-for-sale fixed maturity securities
Gains	445	2,460	1,468
Losses	(7,150)	(6,756)	(4,196)
Available-for-sale equity securities
Gains	50,254	43,542	21,149
Losses	(9,359)	(3,783)	(4,063)
Available-for-sale other investments
Gains	847	—	—
Losses	(1,683)	—	—

Total net realized gains	$33,354	35,479	14,464

Proceeds from the sale of available-for-sale securities and other investments were $289.9 million during 2007, $414.4 million during 2006, and $235.8 million during 2005. There was $4.9 million in realized losses in 2007 associated with the two other than temporary impairment charges mentioned above. There were no realized losses from other than temporary impairment charges in 2006 and there were $1.2 million in realized losses from other than temporary impairment charges in 2005.
Note 5 Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, for 2006, 2005, and 2004 are as follows:
2007

(in thousands)	Gross	Tax	Net
Net Income	$192,758	46,260	146,498

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	2,140	749	1,391
Less: Reclassification adjustment for gains included in net income	(33,354)	(11,674)	(21,680)

Net unrealized losses	(31,214)	(10,925)	(20,289)
Defined benefit pension plans:
Net actuarial gain	8,003	2,801	5,202
Reversal of amortization items:
Net actuarial loss	696	244	452
Prior service cost	118	41	77

Defined benefit pension plans, net	8,817	3,086	5,731

Comprehensive income	$170,361	38,421	131,940

2006

(in thousands)	Gross	Tax	Net
Net Income	$220,510	56,936	163,574

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	29,676	10,387	19,289
Previous unrealized gains currently realized in net income	(35,479)	(12,418)	(23,061)

Net unrealized losses	(5,803)	(2,031)	(3,772)

Comprehensive income	$214,707	54,905	159,802

2005

(in thousands)	Gross	Tax	Net
Net Income	$204,386	55,893	148,493

Components of other comprehensive income:
Unrealized holding gains during the period	(41,666)	(14,583)	(27,083)
Previous unrealized gains currently realized in net income	(14,357)	(5,025)	(9,332)

Net unrealized losses	(56,023)	(19,608)	(36,415)

Comprehensive income	$148,363	36,285	112,078

Note 6 Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of Selective’s financial instruments as of December 31, 2007 and 2006:

	2007		2006
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
Held-to-maturity	$5,783	5,927	9,822	10,073
Available-for-sale	3,073,547	3,073,547	2,937,100	2,937,100
Equity securities	274,705	274,705	307,376	307,376
Short-term investments	190,167	190,167	197,019	197,019
Other securities	32,209	32,209	50,905	50,905

Financial liabilities
Notes payable:
8.63% Senior Notes Series A	—	—	6,000	6,023
8.87% Senior Notes Series B	36,900	37,990	49,200	49,885
7.25% Senior Notes	49,891	52,080	49,887	56,010
6.70% Senior Notes	99,360	90,000	99,337	99,455
7.50% Junior Notes	100,000	85,000	100,000	102,760

Total notes payable	286,151	265,070	304,424	314,133
Senior convertible notes	8,740	13,853	57,413	105,727
Convertible subordinated debentures	176	1,143	765	6,190
Selective’s carrying amounts shown in the table are included in the Consolidated Balance Sheets. The convertible subordinated debentures are included in “Other liabilities” on the Consolidated Balance Sheets. Alternative investments are not included in the table above as they are not financial instruments.
See Note 2(d) for the methods and assumptions used by Selective in estimating the fair values of its financial instruments.

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
The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet its contractual obligations. Selective evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. On an ongoing basis, Selective reviews amounts outstanding, length of collection period, changes in reinsurer credit ratings and other relevant factors to determine collectibility of reinsurance recoverables. The allowance for reinsurance recoverables on paid and unpaid losses and loss expenses was $2.8 million at December 31, 2007 and $3.2 million at December 31, 2006.
A trust fund in the amount of $31.6 million at December 31, 2007 and $30.4 million at December 31, 2006 securing a portion of the liabilities ceded to Munich Reinsurance America, Inc. is held for the benefit of Selective. Amounts ceded to Munich Reinsurance America, Inc., which is rated “A+” by A.M. Best, exceeding the available trust fund, represent 13% or $36.0 million as of December 31, 2007 and 14% or $32.1 million as of December 31, 2006 of Selective’s consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit or funds withheld (collateral). In addition, approximately 55% of Selective’s consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two state or federally sponsored pools. Selective ceded $64.5 million as of December 31, 2007 and $65.6 million as of December 31, 2006 to New Jersey Unsatisfied Claims Judgment Fund. Selective also ceded $88.0 million as of December 31, 2007 and $78.9 million as of December 31, 2006 to the National Flood Insurance Program (“NFIP”).
Under Selective’s reinsurance arrangements, which are prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per the terms of the contract, in a direct relationship to the gross premium recording. Reinsurance recoveries are recognized as gross losses are incurred.

(in thousands)	2007	2006	2005
Premiums written:
Direct	$1,723,083	1,660,177	1,572,180
Assumed	29,165	33,916	44,843
Ceded	(197,381)	(158,132)	(157,549)

Net	$1,554,867	1,535,961	1,459,474

Premiums earned:
Direct	$1,671,510	1,619,009	1,523,205
Assumed	30,930	36,009	43,464
Ceded	(185,134)	(155,354)	(148,656)

Net	$1,517,306	1,499,664	1,418,013

Losses and loss expenses incurred:
Direct	$1,083,601	1,021,133	1,001,762
Assumed	22,595	28,344	38,689
Ceded	(106,990)	(89,494)	(134,721)

Net	$999,206	959,983	905,730

Assumed premiums and losses decreased in 2007 compared to 2006 primarily due to reduction in mandatory pool assumptions. Ceded written premiums increased in 2007 compared to 2006, primarily due to increases in flood premiums that are 100% ceded to the NFIP and the termination of New Jersey Homeowners Property 75% Quota Share Treaty that resulted in a return of premium of $11.3 million in the first quarter of 2006, previously ceded to this treaty and still unearned as of December 31, 2005. Increase in ceded loss and loss adjustment expenses incurred of $17.5 million is primarily a result of increase in large loss activity, which was offset by decreases in losses ceded to the NFIP. The flood ceded premiums and losses are as follows:

(in thousands)	2007	2006	2005
Ceded premiums written	$(143,404)	(120,003)	(93,660)
Ceded premiums earned	(132,041)	(106,214)	(85,276)
Ceded losses and loss expenses incurred	(48,698)	(56,653)	(108,729)

Note 8 Reserves For Losses and Loss Expenses
The table below provides a roll-forward of reserves for losses and loss expenses for beginning and ending reserve balances:

(in thousands)	2007	2006	2005
Gross reserves for losses and loss expenses, at beginning of year	$2,288,770	2,084,049	1,835,217
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	199,738	218,248	218,772

Net reserves for losses and loss expenses, at beginning of year	2,089,032	1,865,801	1,616,445

Incurred losses and loss expenses for claims occurring in the:
Current year	1,018,050	967,272	900,658
Prior years	(18,844)	(7,289)	5,072

Total incurred losses and loss expenses	999,206	959,983	905,730

Paid losses and loss expenses for claims occurring in the:
Current year	304,121	268,173	233,969
Prior years	469,371	468,579	422,405

Total paid losses and loss expenses	773,492	736,752	656,374

Net reserves for losses and loss expenses, at end of year	2,314,746	2,089,032	1,865,801
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	227,801	199,738	218,248

Gross reserves for losses and loss expenses at end of year	$2,542,547	2,288,770	2,084,049

The net loss and loss expense reserves increased by $225.7 million in 2007, $223.2 million in 2006, and $249.4 million in 2005. The loss reserves include anticipated recoveries for salvage and subrogation claims, which amounted to $52.3 million for 2007, $49.6 million for 2006, and $46.5 million in 2005. The changes in the net loss and loss expense reserves were the result of growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.
In 2007, Selective experienced favorable loss development in accident years 2002 through 2006 of $61.7 million partially offset by unfavorable loss development in accident years 2001 and prior of $42.9 million, netting to total favorable prior year development of $18.8 million. This development was primarily driven by favorable prior year development in Selective’s commercial automobile, personal automobile, and workers compensation lines of business partially offset by adverse development in its homeowners and personal umbrella lines of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $19 million, which was primarily driven by lower than expected severity in accident years 2004 through 2006. The personal automobile line of business experienced favorable prior year development of approximately $10 million, due to lower than expected loss emergence for accident years 2005 and prior, partially offset by higher severity in accident year 2006. The workers compensation line of business experienced favorable prior year development of approximately $4 million reflecting the implementation of a series of improvement strategies for this line in recent accident years partially offset by an increase in the tail factor related to medical inflation and general development trends. The homeowners line of business experienced adverse prior year loss and loss expense reserve development of approximately $6 million driven by unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks. The personal umbrella line of business experienced adverse prior year loss and loss expense reserve development of approximately $4 million in 2007, which was due to the impact of several significant losses on this small line. The remaining lines of business, which collectively contributed approximately $4 million of adverse development, do not individually reflect any significant trends related to prior year development.
Selective experienced favorable development in its loss and loss expense reserves totaling $7.3 million in 2006, which was primarily driven by favorable prior year development in its commercial automobile, workers compensation, and personal automobile lines of business partially offset by adverse development in its general liability line of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005. The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside of New Jersey and re-contracting our medical bill review services. The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency. The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by Selective’s contractor completed operations business and an increase in reserves for legal expenses. The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.

Selective experienced adverse development in its loss and loss expense reserves totaling $5.1 million in 2005. Through internal actuarial reviews, Selective analyzed certain negative trends in the workers compensation line of business and certain positive trends in the commercial automobile line of business. In the fourth quarter of 2005, Selective had sufficient evidence accumulated to move management’s best estimate of loss reserves for these lines. Accordingly, workers compensation reserves were increased by approximately $42 million to reflect rising medical cost trends that impacted accident years 2001 and prior. At the same time, commercial automobile reserves were decreased by approximately $48 million, primarily due to ongoing favorable severity trends in the 2002 through 2004 accident years. In addition, the general liability reserves adversely developed by approximately $14 million over the course of the year, which was driven mainly by our contractor completed operations business impacting accident years 2001 and prior, but partially offset by positive development in accident years 2002 through 2004. Also in 2005, Selective increased personal automobile reserves by approximately $10 million, of which $6.0 million was attributable to prior year development due to the adverse judicial ruling by the New Jersey Supreme Court in the second quarter of 2005 that eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of the New Jersey Automobile Insurance Cost Reduction Act (“AICRA”). The reserving action was based on an analysis of claim files and loss experience pre- and post-AICRA, which resulted in an increase to New Jersey personal automobile loss projections.
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
At December 31, 2007, Selective’s reserves for environmental claims amounted to $58.7 million on a gross basis (including case reserves of $26.1 million and IBNR reserves of $32.6 million) and $51.4 million on a net basis (including case reserves of $22.6 million and IBNR reserves of $28.8 million). There are a total of 2,448 environmental claims, including multiple claimants who are associated with the same site or incident. Of these, 2,177 are asbestos related, of which 1,150 are with seven insureds in the wholesale and/or retail of plumbing, electrical, and other building supplies with related case reserves of $3.1 million. During 2007, 210 asbestos claims were closed, which accounted for approximately $0.1 million of the total asbestos paid of $1.2 million. The total case reserves for asbestos related claims amounted to $6.8 million on a gross and net basis. About 69 of the total environmental claims involve six landfill sites. The landfill sites account for case reserves of $11.8 million on a gross and net basis, and include reserves for several sites that are currently listed on the National Priorities List. The remaining claims, which account for $7.5 million of case reserves on a gross and $4.0 million on a net basis, involve leaking underground heating oil storage tanks and other latent environmental exposures.
The following table details our exposures to various environmental claims:

	2007
($ in millions)	Gross	Net
Asbestos	$15.0	13.7
Landfill sites	21.2	17.7
Other*	22.5	20.0

Total	$58.7	51.4

*	Consists of leaking underground storage tanks, and other latent environmental exposures.

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
The following table provides a roll-forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2007		2006		2005
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at the beginning of year	$14,164	12,863	13,113	11,813	10,602	9,302
Incurred losses and loss expenses	1,943	1,845	2,083	1,327	3,703	3,702
Less losses and loss expenses paid	(1,152)	(1,053)	(1,032)	(277)	(1,192)	(1,191)

Reserves for losses and loss expenses at the end of year	$14,955	13,655	14,164	12,863	13,113	11,813

Non-Asbestos
Reserves for losses and loss expenses at the beginning of year	$36,547	33,615	32,513	30,013	31,674	29,174
Incurred losses and loss expenses	10,496	7,128	7,357	6,534	3,716	2,834
Less losses and loss expenses paid	(3,302)	(3,027)	(3,323)	(2,932)	(2,877)	(1,995)

Reserves for losses and loss expenses at the end of year	$43,741	37,716	36,547	33,615	32,513	30,013

Total Environmental Claims
Reserves for losses and loss expenses at the beginning of year	$50,711	46,478	45,626	41,826	42,276	38,476
Incurred losses and loss expenses	12,439	8,973	9,440	7,861	7,419	6,536
Less losses and loss expenses paid	(4,454)	(4,080)	(4,355)	(3,209)	(4,069)	(3,186)

Reserves for losses and loss expenses at the end of year	$58,696	51,371	50,711	46,478	45,626	41,826

Based on its aggregate reserve for net losses and loss expenses at December 31, 2007, Selective does not expect that liabilities associated with environmental and non-environmental claims will have a materially adverse impact on its future liquidity, financial position and results of operations. However, given the complexity of coverage and other legal issues, and the significant assumptions used in estimating such exposures, actual results could significantly differ from Selective’s current estimates.
Note 9 Indebtedness
(a) Senior Convertible Notes
In 2002, Selective issued $305 million aggregate principal amount of 1.6155% senior convertible notes (“Convertible Notes”), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%. Selective recorded gross proceeds of $116.0 million along with $3.2 million of deferred charges, which were amortized over the life of the Convertible Notes, in connection with debt issuance costs. Approximately $72.0 million of the net proceeds were used to fund an irrevocable trust, which provided for certain payment obligations in respect of Selective’s outstanding debt obligations through 2005. Selective also paid a $40.0 million capital contribution to its Insurance Subsidiaries with the remainder of the net proceeds.
The Convertible Notes were redeemable by Selective in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, on such Convertible Notes to the applicable redemption date.
During 2006, $58.5 million of the principal balance was redeemed through an induced conversion that resulted in (i) the issuance of 3,996,306 shares of stock; (ii) additional expense of $2.1 million representing the incremental consideration in connection with the transactions; and (iii) a $1.5 million equity charge representing the related unamortized debt costs.
During the first ten months of 2007, $21.7 million of the principal balance was voluntarily presented for conversion, $11.2 million of which was settled through the issuance of 765,903 shares, with the remaining $10.5 million net-share settled resulting in the issuance of 235,220 shares.
During the last two months of 2007, the remaining $35.7 million of the Convertible Notes were called for redemption, of which $8.7 million settled in January 2008. The Company net-share settled the majority of these notes, which had been voluntarily presented for conversion prior to redemption, and as a result, issued 905,052 shares.

(b) Notes Payable
(1) On September 25, 2006, Selective issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 (“Junior Notes”). The Junior Notes will pay interest, subject to Selective’s right to defer interest payments for up to 10 years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. At anytime on or after September 26, 2011, the Junior Notes may be called by Selective at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance were used for general corporate purposes.
(2) On November 3, 2005, Selective issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of Selective’s outstanding debt. The remainder of the bond proceeds were used for general corporate purposes.
(3) On November 15, 2004, Selective issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. The Parent contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds were used for general corporate purposes.
(4) On May 4, 2000, Selective entered into a $30.0 million and a $61.5 million note purchase agreement with various private lenders covering the 8.63% and 8.87% Senior Notes, respectively. As of December 31, 2007, the principal amount of the 8.63% Senior Notes has been paid in full. Selective has paid $24.6 million in principal to date, in addition to accrued interest thereon, for the 8.87% Senior Notes. Principal payments of $12.3 million are required annually through May 4, 2010. The unpaid principal amount of these Senior Notes, which was $36.9 million at December 31, 2007 and $49.2 million at December 31, 2006, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.
The note purchase agreement covering the 8.87% Senior Notes contains restrictive business covenants that are reviewed quarterly. They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends, and net worth maintenance. All of the covenants were met during 2007 and 2006. At December 31, 2007, the amount available for dividends to stockholders under such restrictions was $336.0 million for the 2000 senior notes.
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
The principal amount of the Debentures, which was $0.2 million at December 31, 2007 and $0.8 million at December 31, 2006, is included in “Other liabilities” on the Consolidated Balance Sheets. On January 2, 2008, the Debentures matured and were settled through the issuance of 45,763 shares of Selective’s Common Stock along with an insignificant cash payment.
(d) Short-Term Debt
On August 11, 2006, Selective entered into a syndicated line of credit agreement with Wachovia Bank, National Association, as administrative agent. Under this agreement, Selective has access to a $50.0 million revolving credit facility, which can be increased to $75.0 million with the consent of all lending parties. The agreement will expire on August 11, 2011. Interest rates on borrowings under the credit facility are based on either London Interbank Offered Rate or the higher of the prime rate and adjusted federal funds rate. Selective accessed $6.0 million from the facility during 2007 at the London Interbank Offered Rate. At December 31, 2007, there were no balances outstanding under the line of credit. Prior to this time, Selective had revolving lines of credit with State Street Corporation of $20.0 million and Wachovia Bank, National Association, of $25.0 million which expired during the third quarter of 2006.

Note 10 Stockholders’ Equity
On January 30, 2007, the Board of Directors of Selective Insurance Group, Inc. declared a two-for-one stock split of Selective’s Common Stock, par value $2.00 per share in the form of a share dividend of one additional share of Common Stock for each outstanding share of Common Stock issued by Selective (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to shareholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in 2006 and 2005 share and per share data, as well as the capital stock account balances, in the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental financial data.
As of December 31, 2007, Selective had an additional 12.5 million shares reserved for various stock compensation and purchase plans, retirement plans, dividend reinvestment plans and convertible debt offerings. As part of its ongoing capital management strategy, Selective repurchases its own stock. The following table provides information regarding Selective’s purchase of its own Common Stock during the 2005-2007 reporting periods:

($ in thousands)
	Shares Purchased	Cost of Shares Purchased	Shares Purchased	Cost of Shares Purchased
	in connection with	in connection with	as Part of Publicly	as Part of Publicly
	Restricted stock Vestings	Restricted stock Vestings	Announced Plans	Announced Plans
Period	and Stock Option Exercises	and Stock Option Exercises	or Programs	or Programs
2007	354,456	$8,813	5,703,464	$143,305
2006	228,914	$6,237	4,106,708	$110,117
2005	225,690	$6,557	670,528	$16,327
The maximum number of shares that may yet be purchased under Selective’s authorized stock repurchase program is 3.5 million. This program is scheduled to expire on July 26, 2009.
Selective’s ability to declare and pay dividends on its Common Stock is affected by the ability of its subsidiaries to declare and pay dividends to the parent holding company. The dividends from Selective HR are restricted by the operating cash flows of this entity, as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, North Carolina, South Carolina, or Maine. Based on the unaudited 2007 statutory financial statements, the maximum ordinary dividends that can be paid to Selective by the Insurance Subsidiaries in 2008 are:

($ in millions)
Selective Insurance Company of America	$84.5
Selective Way Insurance Company	25.7
Selective Insurance Company of South Carolina	11.3
Selective Insurance Company of the Southeast	9.0
Selective Insurance Company of New York	7.5
Selective Insurance Company of New England	1.3
Selective Auto Insurance Company of New Jersey	0.1

Total	$139.4

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend. In each such jurisdiction, domestic insurers are prohibited from paying “extraordinary dividends” without approval of the insurance commissioner of the respective state. Additionally, New Jersey, North Carolina, and South Carolina require notice of the declaration of any ordinary or extraordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer’s surplus, with regard to policyholders, is not reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

Note 11 Preferred Share Purchase Rights Plan
On February 2, 1999, Selective’s Board of Directors (the “Board”) approved the Amended and Restated Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the right to purchase one-half of one two-hundredth (or one four-hundredth) of a share of Selective’s Series A Junior Preferred Stock (each, a “Preferred Share”) at an exercise price of $80 (each, a “Right” and collectively, the “Rights”) is attached to each share of Selective’s Common Stock. The Right is exercisable 10 days after an announcement that a person or group has acquired 15% or more of Selective’s outstanding Common Stock (an “Acquiring Person”) or 10 business days after a person or group commences or announces its intent to make a tender offer that would result in such person or group becoming an Acquiring Person. If a person or group becomes an Acquiring Person, each Right will entitle the holder, other than an Acquiring Person, to purchase such number of one-half of one two-hundredths of a Preferred Share, as set forth in the Rights certificate (the “Rights Amount”), at a price of $80 per one-half of one two-hundreds of a Preferred Share.
If Selective is acquired in a merger, or 50% or more of its assets are sold (each a “Triggering Transaction”), each holder of a Right, other than an Acquiring Person, will have the right to receive, for an exercise price of $80, such number of shares of Common Stock of the Principal Party (as defined in the Rights Agreement) equal to $80 multiplied by the Rights Amount, divided by 50% of the current per-share market price of the Common Stock of the Principal Party on the consummation date of the Triggering Transaction.
Selective’s Board may, after a person or group becomes an Acquiring Person, but before an Acquiring Person acquires 50% or more of Selective’s outstanding Common Stock, exchange all or part of the outstanding Rights, other than the Rights of an Acquiring Person, for Selective’s Common Stock, at an exchange ratio of one (1) share of Common Stock per Right. The Rights expire at the earliest of: (i) the close of business on February 2, 2009; (ii) the time at which Selective’s Board of Directors redeems all of the outstanding Rights at a redemption price of $0.01 per Right before an announcement that a person or group has become an Acquiring Person; or (iii) the time at which the Rights are exchanged for shares of Selective’s Common Stock as described above.
Note 12 Segment Information
Selective has classified its operations into three segments, the disaggregated results of which are reported to and used by senior management to manage Selective’s operations:
•	Insurance Operations, which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios;
•	Investments, which are evaluated based on net investment income and net realized gains and losses; and
•	Diversified Insurance Services (federal flood insurance administrative services and human resource administration outsourcing products and servicing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenues (net income divided by revenues).
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

(in thousands)	2007	2006
Diversified Insurance Services goodwill	$25,788	25,788
Insurance Operations goodwill	7,849	7,849

Total goodwill	$33,637	33,637

Selective’s Insurance Operations and Diversified Insurance Services segments are subject to geographic concentration. Approximately 30% of net premiums written are related to insurance policies written in New Jersey and 29% of Selective HR’s co-employer service fees are related to business in Florida. For additional information regarding the states that the Company’s remaining revenues are generated from, see the section entitled “Regional Geographic Market Focus” in Item 1. “Business,” from this Form 10-K.
Selective and its subsidiaries also provide services to each other in the normal course of business. These transactions totaled $17.8 million in 2007, $19.3 million in 2006, and $19.4 million in 2005. These transactions were eliminated in all consolidated statements. In computing the results of each segment, Selective does not make adjustments for interest expense, net general corporate expenses, or federal income taxes. Selective does not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.
The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:
Revenue by segment

(in thousands)	2007	2006	2005
Insurance Operations:
Commercial automobile net premiums earned	$315,259	319,921	320,080
Workers compensation net premiums earned	325,636	314,174	293,268
General liability net premiums earned	410,024	402,745	363,513
Commercial property net premiums earned	190,681	182,351	168,282
Business owners’ policy net premiums earned	52,677	48,500	46,708
Bonds net premiums earned	19,036	17,466	16,026
Other net premiums earned	689	719	789

Total commercial lines net premiums earned	1,314,002	1,285,876	1,208,666

Personal automobile net premiums earned	132,944	146,737	164,805
Homeowners net premiums earned	62,280	59,334	37,706
Other net premiums earned	8,080	7,717	6,836

Total personal lines net premiums earned	203,304	213,788	209,347

Miscellaneous income	5,795	5,390	3,768

Total insurance operations revenues	1,523,101	1,505,054	1,421,781

Investments:
Net investment income	174,144	156,802	135,950
Net realized gains on investments	33,354	35,479	14,464

Total investment revenues	207,498	192,281	150,414

Diversified Insurance Services:
Human resource administration outsourcing	59,109	63,322	60,227
Flood insurance	47,842	41,522	34,320
Other	8,615	5,682	4,164

Total diversified insurance services revenues from continuing operations	115,566	110,526	98,711

Total all segments	1,846,165	1,807, 861	1,670,906

Other income	63	6	106

Total revenues from continuing operations	$1,846,228	1,807,867	1,671,012

Income or (loss) from continuing operations before federal income tax by segment:

(in thousands)	2007	2006	2005
Insurance Operations:
Commercial lines underwriting income	$42,105	63,482	75,671
Personal lines underwriting loss	(26,148)	(5,504)	(5,943)

Underwriting income, before federal income tax	15,957	57,978	69,728
GAAP combined ratio	98.9%	96.1	95.1
Statutory combined ratio	97.5%	95.4	94.6

Investments:
Net investment income	174,144	156,802	135,950
Net realized gains on investments	33,354	35,479	14,464

Total investment income, before federal income tax	207,498	192,281	150,414

Diversified Insurance Services:
Income from continuing operations, before federal income tax	18,623	17,808	14,793

Total all segments	242,078	268,067	234,935
Interest expense	(23,795)	(21,411)	(17,582)
General corporate expenses	(25,525)	(26,146)	(14,569)

Income from continuing operations, before federal income tax	$192,758	220,510	202,784

Note 13 Earnings per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations of net income for the year ended:
2007

	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$146,498	52,382	2.80

Effect of dilutive securities:
Restricted stock	—	1,158
8.75% convertible subordinated debentures	25	128
4.25% senior convertible notes	1,268	2,931
Stock options	—	385
Deferred shares	—	181

Diluted EPS:
Income available to common stockholders and assumed conversions	$147,791	57,165	2.59

During the fourth quarter of 2007, the remaining $46.6 million principal balance of Selective’s Senior Convertible Notes that were scheduled to mature on September 24, 2032 were either voluntarily converted or mandatorily redeemed, with the final $8.7 million settled in January 2008. These activities resulted in the issuance of approximately 1.2 million shares as well as the elimination of approximately 3.2 million common stock equivalents. The full impact on the weighted average shares for these transactions was not realized during 2007, because the transactions occurred during the fourth quarter of the year. For additional information regarding these transactions, see Note 9, “Indebtedness.”
2006

	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$163,574	54,986	2.98

Effect of dilutive securities:
Restricted stock	—	1,264
8.75% convertible subordinated debentures	43	216
4.25% senior convertible notes	2,170	5,334
Stock options	—	566
Deferred shares	—	176

Diluted EPS:
Income available to common stockholders and assumed conversions	$165,787	62,542	2.65

2005

	Income	Shares	Per Share
(in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$147,452	54,342	$2.72
Net income from discontinued operations	546	54,342	0.01
Cumulative effect of change in accounting principle	495	54,342	0.01

Net income available to common stockholders	$148,493	54,342	$2.74

Effect of dilutive securities:
Restricted stock	—	1,318
8.75% convertible subordinated debentures	45	224
4.25% senior convertible notes	3,203	7,916
Stock options	—	726
Deferred shares	—	182

Diluted EPS:
Income from continuing operations	$150,700	64,708	$2.33
Net income from discontinued operations	546	64,708	0.01
Cumulative effect of change in accounting principle	495	64,708	0.01

Income available to common stockholders and assumed conversions	$151,741	64,708	$2.35

Note 14 Federal Income Tax
(a) A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

(in thousands)	2007	2006	2005
Tax at statutory rate of 35%	$67,465	77,178	70,974
Tax-advantaged interest	(19,246)	(17,911)	(14,334)
Dividends received deduction	(1,213)	(2,019)	(2,152)
Other	(746)	(312)	844

Federal income tax expense	$46,260	56,936	55,332

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in thousands)	2007	2006
Deferred tax assets:
Net loss reserve discounting	$96,697	93,466
Net unearned premiums	53,158	50,553
Employee Benefits	8,736	10,695
Long-term incentive compensation plans	11,518	10,575
Other	7,020	5,052

Total deferred tax assets	177,129	170,341

Deferred tax liabilities:
Deferred policy acquisition costs	79,249	76,333
Unrealized gains on available-for-sale securities	50,648	61,572
Accelerated depreciation and amortization	14,510	8,434
Other	10,347	8,557

Total deferred tax liabilities	154,754	154,896

Net deferred federal income tax asset	$22,375	15,445

Based on Selective’s federal tax loss carryback availability, expected levels of pre-tax financial statement income and federal taxable income, Selective believes it is more likely than not that the existing deductible temporary differences will reverse during periods in which Selective generates net federal taxable income or has adequate federal carryback availability. As a result, Selective has no valuation allowance recognized for federal deferred tax assets.
Stockholders’ equity reflects tax benefits related to compensation expense deductions for stock options exercised of $17.0 million at December 31, 2007, $13.5 million at December 31, 2006, and $9.6 million at December 31, 2005.

Note 15 Discontinued Operations
In December 2005, Selective divested itself of its 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), which had historically been reported as part of the “Managed Care” component of the Diversified Insurance Services segment. Selective sold its interest in CHN Solutions for proceeds of $16.4 million, which produced an after tax loss of $2.6 million. This loss, which is net of a tax benefit of $1.4 million, is included in discontinued operations on the Consolidated Statements of Income. Also included in discontinued operations on the Consolidated Statements of Income are after tax profits of $3.2 million in 2005 from the operations of CHN Solutions prior to divestiture. Taxes on these operating profits amounted to $1.7 million in 2005.
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
Operating results, as well as the loss on disposition, from discontinued operations are as follows:

(in thousands)	2005
Net revenue	$25,791
Pre-tax profit	4,893
After-tax profit	3,180
Loss on disposition, net of tax	(2,634)
Note 16 Retirement Plans
(a) Retirement Plan for Nonemployee Directors
Selective terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for non-employee Directors. The estimated accrued costs for this plan were not material. As part of the termination, the present value of each Director’s future benefits, as of that date, was converted into units based on the fair value of Selective Common Stock. The original termination called for the cash value of these units based upon the fair value of Selective Common Stock on retirement date to be distributed to each Director, or at each Director’s election, over a period of fifteen years after such retirement. On May 8, 2002, the stockholders approved the conversion of the units issued under the termination plan into shares of Selective Common Stock. All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director’s election, over a period of no more than five years after such retirement. These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends. The adoption of FAS 123R on January 1, 2005 resulted in a reclassification of $1.3 million to “Additional paid-in capital” on the Consolidated Balance Sheet for these deferred shares. The amount reflected in “Additional paid-in capital” for these deferred shares was $1.0 million at December 31, 2007 and $1.1 million at December 31, 2006.
(b) Retirement Savings Plan
Selective offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. Participants, other than highly compensated employees as defined by the IRS, can contribute up to 50% of their defined compensation to the Retirement Savings Plan. Highly compensated employees are limited to 8% of their defined compensation. Contributions by participants are matched 65% by Selective up to a maximum of 7% of defined compensation. Effective January 1, 2006, Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of a date of hire after December 31, 2005, are not eligible for the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”). For those employees, following one year of service, Selective matches, dollar for dollar, up to 2% of the employee’s base pay contributions. In addition, Selective makes non-elective contributions to the Retirement Savings Plan equal to 2% of the employee’s base pay effective with the first pay following one year of service.

The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options, as well as Selective’s Common Stock, on a before and/or after-tax basis. Shares of Selective’s Common Stock issued under this plan were 29,214 during 2007, 21,472 during 2006, and 29,572 during 2005. The number of shares of Selective’s Common Stock available to be purchased under the Retirement Savings Plan was 1,516,954 at December 31, 2007.
Two additional defined contribution plans are maintained by Selective HR, which does not participate in Selective’s defined contribution plan. The maximum allowable employee contribution to these plans is 75% of defined compensation. The contributions of highly compensated employees may be further restricted in accordance with the plan terms.
In all plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.
Employer contributions for all the plans amounted to $5.4 million in 2007, $4.4 million in 2006, and $4.0 million in 2005.
(c) Deferred Compensation Plan
Selective offers a nonqualified deferred compensation plan (“Deferred Compensation Plan”) to a group of management or highly compensated employees (the “Participants”) as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts treated as if invested in specified investment options. A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received from Selective, including up to: (i) 50% of annual base salary; (ii) 100% of incentive compensation; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the Deferred Compensation Plan.
In addition to the deferrals elected by the Participants, Selective may choose at any time to make discretionary contributions on a consistent basis to the deferral accounts of all Participants in its sole discretion. No discretionary contributions were made in 2007, 2006, or 2005. Selective may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under Selective’s Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan.
Selective contributed $0.1 million in 2007 and 2006 and $0.4 million in 2005 to the Deferred Compensation Plan.
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
Effective January 1, 2006, the Retirement Income Plan was amended to eliminate eligibility for plan participation by employees hired on or after January 1, 2006.  If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective Selective contributions under the Retirement Savings Plan as discussed above.

Selective also provides life insurance benefits (postretirement benefits) for retired employees.  Substantially all of Selective’s employees may become eligible for these benefits if they reach retirement age while working for Selective and meet a minimum of 10 years of eligibility service.  Those individuals who retired prior to January 1, 1991 receive life insurance coverage which decreases over ten years to a current ultimate value of up to approximately $70,000 per retiree. Those individuals who retired on or after January 1, 1991, through December 31, 2001, receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $100,000.  Those individuals retiring on or after January 1, 2002, through December 31, 2004, receive life insurance coverage in an amount equal to 50% of their annual salary amount in effect at the end of their active career to a maximum benefit of $35,000.  Those individuals retiring on or after January 1, 2005, through December 31, 2007, receive life insurance coverage in an amount equal to 50% of their active life insurance coverage in effect at the end of their active career to a maximum benefit of $35,000.  Those individuals retiring on or after January 1, 2008 that have attained age 60 by December 31, 2007 will receive life insurance coverage in an amount equal to 50% of their active life insurance coverage in effect at the end of their active career to a maximum benefit of $35,000. All other individuals retiring on or after January 1, 2008 will receive life insurance coverage in an amount equal to $10,000.  The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits.

	Retirement Income Plan		Postretirement Plan
(in thousands)	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation, beginning of year	$149,943	148,137	8,610	7,554
Service cost	7,454	7,345	317	339
Interest cost	8,963	8,061	495	472
Actuarial (gains) losses	(11,265)	(10,310)	(275)	488
Benefits paid	(3,743)	(3,290)	(261)	(243)
Special termination benefits	900	—	100	—

Benefit obligation, end of year	$152,252	149,943	8,986	8,610

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$135,911	121,785	—	—
Actual return on plan assets (net of expenses)	7,555	13,194	—	—
Contributions by the employer to funded plans	8,200	4,150	—	—
Contributions by the employer to unfunded plans	72	72	—	—
Benefits paid	(3,743)	(3,290)	—	—

Fair value of assets, end of year	$147,995	135,911	—	—

Funded status	$(4,257)	(14,032)	(8,986)	(8,610)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	(4,257)	(14,032)	(8,986)	(8,610)

Net pension liability, end of year	$(4,257)	(14,032)	(8,986)	(8,610)

Amounts Recognized in the Accumulated Other Comprehensive Income:
Prior service cost (credit)	$776	926	(235)	(267)
Net actuarial loss	11,543	19,967	250	525

Total	$12,319	20,893	15	258

Other Information as of December 31:
Accumulated benefit obligation	$128,524	125,005	—	—

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31:
Projected benefit obligation	$3,957	3,836	—	—
Accumulated benefit obligation	2,771	2,658	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	6.50%	5.90	6.50	5.90
Rate of compensation increase	4.00%	4.00	4.00	4.00

	Retirement Income Plan			Postretirement Plan
(in thousands)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$7,454	7,345	6,911	317	339	384
Interest cost	8,963	8,061	7,502	495	472	392
Expected return on plan assets	(11,092)	(9,753)	(9,286)	—	—	—
Amortization of unrecognized prior service cost (credit)	150	150	150	(32)	(32)	(32)
Amortization of unrecognized actuarial loss	696	1,682	1,198	—	25	—
Special termination benefits	900	—	—	100	—	—

Net periodic cost	$7,071	7,485	6,475	880	804	744

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial gain	(7,728)	—	—	(275)	—	—
Reversal of amortization of net actuarial loss	(696)	—	—	—	—	—
Reversal of amortization of prior service (cost)/credit	(150)	—	—	32	—	—

Total recognized in other comprehensive income	(8,574)	—	—	(243)	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$(1,503)	7,485	6,475	637	804	744

In the second quarter of 2007, Selective restructured its personal lines department. As part of this restructuring, an early retirement enhancement option was offered to eligible employees. The present value of the enhancement to be made in conjunction with this early retirement option is equal to $0.9 million for the Retirement Income Plan and $0.1 million for the Postretirement Plan.
The amortization of prior service cost related to the Retirement Income Plan and Postretirement Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.
The estimated net actuarial loss and prior service cost for the Retirement Income Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $0.1 million and $0.2 million respectively. The estimated net actuarial loss and prior service cost for the Postretirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $0 and $(32,000) respectively.

	Retirement Income Plan			Postretirement Plan
(in thousands)	2007	2006	2005	2007	2006	2005
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.90%	5.50	5.75	5.90	5.50	5.75
Expected return on plan assets	8.00%	8.00	8.00	—	—	—
Rate of compensation increase	4.00%	4.00	4.00	4.00	4.00	4.00

	Retirement	Postretirement
(in thousands)	Income Plan	Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2008	4,197	288
2009	4,670	299
2010	5,163	310
2011	5,711	323
2012	6,532	336
2013-2017	45,398	1,937
The funded status was recognized in the consolidated balance sheet for 2007 and 2006.

Selective’s measurement date was December 31, 2007 and its expected return on plan assets was 8.0%, which was based primarily on the Retirement Income Plan’s long-term historical returns. Selective’s expected return is supported by its actual 9.0% annualized return achieved since plan inception for all plan assets. In addition to the plan’s historical returns, Selective considers long-term historical rates of return on the respective asset classes. Selective presently anticipates contributing $4.2 million to the Retirement Income Plan in 2008 and has kept its expected return on plan assets at 8.0% after examining recent market conditions and trends.
Selective’s 2007 discount rate used to value the liability is 6.5% for both the Retirement Income Plan and Postretirement Plan. Selective determined the most appropriate discount rate in comparison to our expected pay-out patterns of the plans’ obligations.
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

Investment Category	Target	Range
Equity	44%	40-50%
Alternative investments	27%	22-32%
Fixed Income	29%	21-37%
Additionally, the portfolio may not contain more than 5% of the portfolio value invested in any one security or issuer, regardless of the number of differing issues, except for U.S. Treasury and agency obligations, as well as sovereign debt issues rated A through AAA. The use of leverage is prohibited and the fund managers are prohibited from investing in certain types of securities.
The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 is as follows:

	2007	2006
Equity securities and funds	40%	49
Fixed income securities and funds	28	27
Alternative investments	30	21
Cash and short-term investments	2	3

Total	100%	100

The Retirement Income Plan had no investments in the Common Stock of the Company at December 31, 2007 and 2006.
Note 17 Share-Based Payments
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
Under the Stock Plan, the Board of Directors’ Salary and Employee Benefits Committee (“SEBC”) may grant stock options, stock appreciation rights, restricted stock, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan. Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Stock Plan. During 2007, Selective issued, net of forfeitures, 478,862 restricted shares, 309,218 restricted shares during 2006 and 8,750 during 2005. Selective also granted options to purchase 158,435 shares during 2007, 88,940, shares during 2006 and 2,500 shares during 2005. As of December 31, 2007, 2,691,599 shares of Selective’s Common Stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.

Cash Incentive Plan
The Selective Insurance Group, Inc. Cash Incentive Plan (“Cash Incentive Plan”) was adopted and approved by the Board of Directors effective March 1, 2006 and approved by stockholders on April 27, 2005. Under the Cash Incentive Plan, the Board of Directors’ SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Common Stock of Selective over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect Selective’s performance on specified indicators as compared to targeted peer companies. Each award granted under the Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Cash Incentive Plan. During 2007, Selective issued 38,681 cash units and 79,384 cash units, net of forfeitures.
Stock Option Plan II
As of December 31, 2007, 548,682 shares of Selective’s Common Stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without stock appreciation rights (“SARs”), and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. There were no forfeitures under this plan in 2007 and forfeitures in 2006 and 2005 amounted to 984 restricted shares and 13,600 restricted shares respectively.
During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares were reinvested in Selective’s Common Stock at fair value. Selective issued, net of forfeitures, 539 restricted shares from the DRP reserves during 2007, 346 restricted shares during 2006, and 5,892 restricted shares during 2005.
Stock Option Plan III
As of December 31, 2007, there were 458,930 shares of Selective’s Common Stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. Under Stock Option Plan III, Selective granted options to purchase 211,326 shares without SARs during 2005.
Selective also granted 626,216 restricted shares during 2005, and experienced forfeitures of 25,128 shares during 2007, 61,446 shares during 2006 and 48,030 shares during 2005. During the vesting period, dividends earned on restricted shares are reinvested in Selective’s Common Stock at fair value. Selective issued, net of forfeitures, 11,694 restricted shares from the DRP reserves during 2007, 24,446 restricted shares during 2006, 27,042 restricted shares during 2005.
Stock Option Plan for Directors
As of December 31, 2007, 420,000 shares of Selective’s Common Stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of Common Stock at not less than fair value on the date of grant, which was on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant. Under the Stock Option Plan for Directors, Selective granted 66,000 options during 2005.
Stock Compensation Plan for Non-employee Directors
As of December 31, 2007, there were 95,250 shares of the Common Stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of Selective’s Common Stock. Selective issued 21,838 shares during 2005 under this plan.

Employee Stock Purchase Savings Plan
Under Selective’s Employee Stock Purchase Savings Plan (“ESPP”), there were 251,434 shares of Common Stock available for purchase as of December 31, 2007. The ESPP is available to all employees who meet the plan’s eligibility requirements. The ESPP provides for the issuance of options to purchase shares of Common Stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the ESPP, Selective issued 108,062 shares to employees during 2007, 88,310 shares during 2006, 88,758 shares during 2005.
Agent Stock Purchase Plan
On April 26, 2006, Selective’s stockholders approved the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (“Agent Plan”). This plan replaced the previous agent purchase plan under which no further purchases could be made as of July 1, 2006. Under the Agent Plan, there were 2,778,735 shares of Common Stock available for purchase as of December 31, 2007. The Agent Plan provides for quarterly offerings in which independent insurance agencies and certain eligible persons associated with the agencies with contracts with the Insurance Subsidiaries can purchase Selective’s Common Stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Collectively, under the current and prior plans, Selective issued shares to agents in the amount of 157,375 in 2007, 153,478 in 2006, and 158,856 in 2005 and charged to expense $0.4 million in 2007, 2006, and 2005, with a corresponding income tax benefit of $0.1 million in each year.
A summary of the stock option transactions under Selective’s share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of shares	Price	Life in Years	($ in thousands)
Outstanding at December 31, 2006	1,250,036	$14.99
Granted 2007	158,435	26.37
Exercised 2007	165,054	13.12
Forfeited or expired 2007	2,264	14.02

Outstanding at December 31, 2007	1,241,153	$16.69	5.22	$7,821

Exercisable at December 31, 2007	1,075,096	$15.13	4.66	$8,453

The total intrinsic value of options exercised was $1.9 million at December 31, 2007, $6.1 million at December 31, 2006, and $7.4 million at December 31, 2005.
A summary of the restricted stock transactions under Selective’s share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value

Unvested restricted stock awards at January 1, 2007	1,864,478	$19.49
Granted 2007	493,416	27.30
Vested 2007	908,847	17.41
Forfeited 2007	39,682	22.66

Unvested restricted stock awards at December 31, 2007	1,409,365	$23.47

As of December 31, 2007, total unrecognized compensation cost related to nonvested restricted stock awards granted under Selective’s stock plans was $9.5 million. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock vested was $22.7 million for 2007, $11.7 million for 2006, and $10.9 million for 2005. In connection with the restricted stock vestings, the total fair value of the DRP shares that also vested was $1.1 million during 2007, $0.9 million during 2006, and $1.0 million during 2005.

At December 31, 2007, the liability recorded in connection with Selective’s Cash Incentive Plan was $9.4 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant. A Monte Carlo simulation is performed to determine the fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect Selective’s performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.2 years. During 2007 and 2006, no cash incentive unit payments were made.
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

	Employee Stock Purchase Plan			All Other Option Plans
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	5.11%	4.78%	2.94%	4.67%	4.55%	3.99%
Expected term	6 months	6 months	6 months	6 years	6 years	7 years
Dividend yield	1.7%	1.6%	1.6%	1.8%	1.5%	1.7%
Expected volatility	17%	19%	27%	23%	25%	26%
The expense recorded for restricted stock awards and stock compensation for non-employee directors is determined using the number of awards granted and the grant date fair value.
The weighted-average fair value of options and stock granted per share for Selective’s stock plans, during 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Stock options	$7.02	8.01	6.57
Restricted stock	27.30	28.46	22.57
Directors’ stock compensation plan	25.57	26.87	23.54
Employee stock purchase plan (ESPP):
Six month option	1.47	1.58	1.59
15% of grant date market value	3.72	4.19	3.50

Total ESPP	5.19	5.77	5.09
Agent stock purchase plan:
Discount of grant date market value	$2.40	2.71	2.45

Share-based compensation expense charged against net income before tax was $20.6 million at December 31, 2007 with a corresponding income tax benefit of $6.8 million. Share-based compensation expense that was charged against net income before tax was $20.1 million at December 31, 2006 with a corresponding income tax benefit of $6.7 million. As part of the 2005 divestiture of CHN Solutions, unvested restricted stock awards were modified, resulting in a cash payment of $1.0 million in lieu of issuing shares. In addition, accelerated share based compensation of $0.4 million as of December 31, 2005 after tax, is included in “Loss on disposal of discontinued operations, net of tax” on the Consolidated Statements of Income. See Note 15, “Discontinued Operations,” for additional information regarding the divestiture.
Note 18 Related Party Transactions
In August 1998, certain officers of Selective purchased stock on the open market with proceeds advanced by Selective. These officers gave Selective promissory notes totaling $1.8 million. The notes bear interest at 2.5% and are secured by the purchased shares of Selective’s Common Stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding, which is scheduled to be fully repaid in 2009, was $0.2 million at December 31, 2007 and December 31, 2006. The outstanding balances are reflected in “Other assets” on the Consolidated Balance Sheets.
William M. Rue, a Director of Selective Insurance Group, Inc., is President of, and owns more than 10% of the equity of, Chas. E. Rue & Sons, Inc. t/a Rue Insurance, a general independent insurance agency (“Rue Insurance”). Rue Insurance is an appointed independent agent of Selective’s Insurance Subsidiaries and Selective HR, on terms and conditions similar to those of other Selective agents. Rue Insurance also places insurance for Selective’s business operations. Selective’s relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:
•	Rue Insurance placed insurance policies with Selective’s Insurance Subsidiaries. Direct premiums written associated with these policies was $9.9 million in 2007, $9.5 million in 2006, and $10.2 million in 2005. In return, Selective’s Insurance Subsidiaries paid commissions to Rue Insurance of $1.7 million in 2007 and $1.9 million in 2006 and 2005.

•	Rue Insurance placed human resource outsourcing contracts with Selective HR resulting in revenues to Selective HR of $69,000 in 2007, $62,000 in 2006, and $64,000 in 2005. In return, Selective HR paid commissions to Rue Insurance of $15,000 in 2007, $14,000 in 2006, and $15,000 in 2005.

•	Rue Insurance placed insurance coverage for Selective with non-Selective insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers. Selective paid premiums for such insurance coverage of $0.5 million in 2007, $0.5 million in 2006, and $0.6 million in 2005.

•	Selective paid reinsurance commissions of $0.2 million in 2007, 2006, and 2005 to PL, LLC. PL, LLC is an insurance fund administrator of which Rue Insurance owns 26.67% and which places reinsurance through a Selective Insurance Subsidiary.
In 2005, a private foundation, The Selective Group Foundation (the “Foundation”), was established by Selective under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of certain Selective Insurance Group, Inc. officers. Selective made contributions to the Foundation in the amount of $0.4 million in 2007 and $0.5 million in 2005. No donations were made to the Foundation in 2006.
Note 19 Commitments and Contingencies
(a) Selective purchases annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2007, Selective had purchased such annuities in the amount of $10.3 million for settlement of claims on a structured basis for which Selective is contingently liable. To Selective’s knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.
(b) Selective has various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $11.2 million in 2007, $9.6 million in 2006, and $10.0 million in 2005. See Note 2(p) for information on Selective’s accounting policy regarding leases.
In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use.
At December 31, 2007, the total future minimum rental commitments under non-cancelable leases were $25.3 million and such yearly amounts are as follows:

($ in millions)
2008	$8.6
2009	6.0
2010	4.5
2011	2.9
2012	1.6
After 2012	1.7

Total minimum payment required	$25.3

(c) At December 31, 2007, Selective has contractual obligations that expire at various dates through 2022 to invest up to an additional $129.8 million in alternative investments. There is no certainty that any such additional investment will be required.
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

The Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. The Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. Selective believes that it has valid defenses to these cases. Selective’s management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to Selective’s consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on Selective’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Note 21 Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital. As of December 31, 2005 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2007, in its entirety, as a component of prescribed or permitted practices.
Selective’s combined statutory capital and surplus of the Insurance Subsidiaries was $1,034.3 million (unaudited) in 2007, and $1,030.1 million in 2006. Selective’s combined statutory net income of the Insurance Subsidiaries was $167.6 million (unaudited) in 2007, $164.2 million in 2006, and $140.2 million in 2005.
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. These risk-based capital (“RBC”) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Based upon the Insurance Subsidiaries 2007 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 5.0:1, as defined by the NAIC.
Note 22 Subsequent Event
In February 2008, Selective announced a reduction in its workforce of approximately 80 positions, including the immediate displacement of 60 employees and the elimination of 20 open positions. Selective anticipates these changes will have a related one-time pre-tax cost of approximately $4 million in the first quarter of 2008. In addition, Selective is implementing targeted changes to agency commissions that will maintain highly competitive awards for agents who produce the strongest results, while reducing commissions where historically higher payments have not generated an appropriate level of profitable growth. The changes will bring Selective’s program more in line with the competition; however, commissions on 87% of direct premiums written will not be affected, and the supplemental commission program that rewards the most profitable growth agencies does not change and is targeted for rollout in most states in July 2008.

Note 23 Quarterly Financial Information1

(unaudited, in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2007	2006	2007	2006	2007	2006	2007	2006
Net premiums written	$417,185	431,989	404,923	395,621	409,523	401,426	323,236	306,925
Net premiums earned	380,013	370,157	376,351	374,755	378,260	377,572	382,682	377,180
Net investment income earned	39,863	36,002	40,642	37,390	43,674	38,891	49,965	44,519
Net realized gains	11,243	7,367	13,148	14,487	2,814	3,948	6,149	9,677
Diversified Insurance Services revenues	29,178	27,278	30,677	27,550	29,331	29,284	26,380	26,415
Diversified Insurance Services net income	2,903	2,359	4,019	2,754	3,075	3,943	2,358	2,791
Net income	37,252	39,978	35,886	41,996	37,119	38,056	36,240	43,543
Other comprehensive income (loss)	(3,139)	(12,571)	(23,774)	(30,119)	13,534	34,921	(1,178)	3,997

Comprehensive income	34,113	27,407	12,112	11,877	50,653	72,977	35,062	47,540
Net income per share: [4]
Basic	0.68	0.75	0.69	0.77	0.72	0.69	0.70	0.79
Diluted	0.62	0.64	0.64	0.68	0.66	0.63	0.67	0.72
Dividends to stockholders [2,4]	0.12	0.11	0.12	0.11	0.12	0.11	0.13	0.11
Price range of common stock: [3,4]
High	29.07	29.18	27.87	28.23	27.33	28.02	25.41	29.10
Low	23.25	26.10	25.27	25.38	19.04	24.89	20.84	25.95
The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1.	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

2.	See Note 9(b) and Note 10 to the consolidated financial statements for a discussion of dividend restrictions.

3.	These ranges of high and low prices of Selective’s Common Stock, as reported by the NASDAQ Global Select Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for Common Stock for the period beginning January 2, 2008 and ending February 22, 2008 was $20.78 to $24.92.

4.	All per share amounts in 2006 have been restated to give retroactive effect to the two-for-one stock split distributed on February 20, 2007 to shareholders of record as of February 13, 2007. See Note 10 to the consolidated financial statements for a discussion of the stock split.

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
Selective’s management assessed the effectiveness of Selective’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, Selective’s management believes that, as of December 31, 2007, Selective’s internal control over financial reporting is effective.
No changes in Selective’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, Selective’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited Selective Insurance Group, Inc.’s and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Selective Insurance Group, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Selective Insurance Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting principle regarding the definition of cash equivalents in 2006 and a change in the method of accounting for share-based payments in 2005.
/s/ KPMG LLP
New York, New York
February 27, 2008

Item 9B. Other Information
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that Selective did not report.
PART III
Because Selective will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2007, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.
Item 10. Directors, Executive Officers and Corporate Governance.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

SELECTIVE INSURANCE GROUP, INC.

By:	/s/ Gregory E. Murphy	February 28, 2008

Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	February 28, 2008

Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Gregory E. Murphy	February 28, 2008

Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*		February 28, 2008

Paul D. Bauer
Director

*		February 28, 2008

W. Marston Becker
Director

*		February 28, 2008

A. David Brown
Director

*		February 28, 2008

John C. Burville
Director

*		February 28, 2008

William M. Kearns, Jr.
Director

*		February 28, 2008

Joan M. Lamm-Tennant
Director

*		February 28, 2008

S. Griffin McClellan III
Director

*		February 28, 2008

Ronald L. O’Kelley
Director

*		February 28, 2008

John F. Rockart
Director

*		February 28, 2008

William M. Rue
Director

*		February 28, 2008

J. Brian Thebault
Director

* By:	/s/ Michael H. Lanza	February 28, 2008

Michael H. Lanza
Attorney-in-fact

SCHEDULE I
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
(in thousands, except share amounts)	2007	2006
Assets
Fixed maturity securities, available-for-sale — at fair value [1] (cost: $14,006 - 2007; $47,612 - 2006)	$13,980	47,470
Short-term investments	64,492	115,332
Cash	81	71
Investment in subsidiaries	1,271,494	1,253,392
Current federal income tax	18,453	14,842
Deferred federal income tax	12,347	9,220
Other assets	5,979	9,267

Total assets	$1,386,826	1,449,594

Liabilities and Stockholders’ Equity
Liabilities:
Senior convertible notes	$8,740	57,413
Notes payable	286,151	304,424
Other liabilities	15,892	10,530

Total liabilities	310,783	372,367

Stockholders’ equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 94,652,930 - 2007; 91,562,266 - 2006	189,306	183,124
Additional paid-in capital	192,627	153,246
Retained earnings	1,105,946	986,017
Accumulated other comprehensive income	86,043	100,601
Treasury stock — at cost (shares: 40,347,894 - 2007; 34,289,974 - 2006)	(497,879)	(345,761)

Total stockholders’ equity	1,076,043	1,077,227

Total liabilities and stockholders’ equity	$1,386,826	1,449,594

[1]	As part of its notes payable issuance in 2005, Selective Insurance Group, Inc. established an irrevocable trust for the benefit of senior note holders with a market value of approximately $13.2 million as of December 31, 2007 to provide for certain payment obligations in respect to its outstanding debt.
Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE I (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
(in thousands)	2007	2006	2005
Revenues:
Dividends from subsidiaries	$142,743	111,829	40,950
Net investment income earned	3,529	4,652	2,299
Net realized (losses) gains	—	(164)	130
Other income	63	6	106

Total revenues	146,335	116,323	43,485

Expenses:
Interest expense	23,795	21,411	17,582
Other expenses	25,588	26,152	14,509

Total expenses	49,383	47,563	32,091

Income from continuing operations before federal income tax and equity in undistributed income of subsidiaries	96,952	68,760	11,394

Federal income tax benefit:
Current	(14,969)	(11,433)	(8,877)
Deferred	(861)	(3,833)	(881)

Total federal income tax benefit	(15,830)	(15,266)	(9,758)

Net income from continuing operations before equity in undistributed income of subsidiaries, net of tax	112,782	84,026	21,152

Equity in undistributed income of subsidiaries, net of tax	33,716	79,548	126,300

Dividends from discontinued operations, net of tax	—	—	3,180
Loss on disposal of discontinued operations, net of tax	—	—	(2,634)

Total discontinued operations, net of tax	—	—	546

Net income before cumulative effective of change in accounting principle	146,498	163,574	147,998

Cumulative effect of change in accounting principle, net of tax	—	—	495

Net income	$146,498	163,574	148,493

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE I (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005
Operating Activities:
Net income	$146,498	163,574	148,493

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(33,716)	(79,548)	(127,405)
Stock-based compensation expense	20,992	14,524	11,361
Loss on disposition of discontinued operations	—	—	2,634
Deferred income tax	(861)	(3,833)	(881)
Debt conversion inducement	—	2,117	—
Net realized losses/(gains)	—	164	(130)
Amortization — other	1,306	(554)	(211)
Cumulative effect of change in accounting principle, net of tax	—	—	(495)

Changes in assets and liabilities:
Increase in accrued salaries and benefits	—	5,818	—
Increase in net federal income tax recoverable	(3,611)	(3,262)	(1,290)
Other, net	4,208	(4,481)	3,126

Net adjustments	(11,682)	(69,055)	(113,291)

Net cash provided by operating activities	134,816	94,519	35,202

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	—	(15,000)	(53,692)
Sale of fixed maturity securities, available-for-sale	—	23,167	19,344
Redemption and maturities of fixed maturity securities, available-for-sale	33,619	6,009	8,716
Sale of subsidiary	—	—	14,785
Purchase of short-term investments	(381,775)	(386,912)	(273,491)
Sale of short-term investments	432,615	356,771	209,365
Capital contribution to subsidiaries	—	(32,100)	(12,530)
Dividend in excess of subsidiary’s income	980	1,493	4,016

Net cash used in investing activities	85,439	(46,572)	(83,487)

Financing Activities:
Dividends to stockholders	(24,464)	(22,831)	(19,908)
Acquisition of treasury stock	(152,118)	(116,354)	(22,885)
Proceeds from issuance of notes payable, net of issuance costs	—	96,263	99,310
Principal payment on note payable	(18,300)	(18,300)	(24,000)
Net proceeds from stock purchase and compensation plans	8,609	11,560	11,919
Excess tax benefits from share-based payment arrangements	3,484	3,903	3,783
Borrowings under line of credit agreement	6,000	—	—
Repayment of borrowings under line of credit agreement	(6,000)	—	—
Debt conversion inducement	—	(2,117)	—
Principal payments of senior convertible notes	(37,456)	—	—
Proceeds received on notes receivable from stock sale	—	—	66

Net cash (used in) provided by financing activities	(220,245)	(47,876)	48,285

Net increase in cash	10	71	—
Cash, beginning of year	71	—	—

Cash, end of year	$81	71	—

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE II
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005
Balance, January 1	$6,656	8,085	8,242
Additions	3,625	2,955	6,120
Deletions [1]	(3,382)	(4,384)	(6,277)

Balance, December 31	$6,899	6,656	8,085

[1]	The 2005 deletion amount includes $493 related to the December 2005 divestiture of Selective’s 100% ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC). For additional information regarding this divestiture, see Item 8. “Financial Statements and Supplementary Data,” Note 15 to the Consolidated Financial Statements in the Company’s Form 10-K

SCHEDULE III
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2007

Type of investment	Amortized Cost	Fair	Carrying
(in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity:
Obligations of states and political subdivisions	$5,759	5,902	5,759
Mortgage-backed securities	24	25	24

Total fixed maturity securities, held-to-maturity	5,783	5,927	5,783

Available-for-sale:
U.S. government and government agencies	172,795	179,713	179,713
Obligations of states and political subdivisions	1,593,587	1,611,215	1,611,215
Corporate securities	479,169	487,075	487,075
Asset-backed securities	99,184	97,684	97,684
Mortgage-backed securities	705,178	697,860	697,860

Total fixed maturity securities, available-for-sale	3,049,913	3,073,547	3,073,547

Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	4,834	11,606	11,606
Industrial, miscellaneous and all other	155,556	263,099	263,099

Total equity securities, available-for-sale	160,390	274,705	274,705

Short-term investments	190,167		190,167
Other investments	158,180		188,827

Total investments	$3,564,433		3,733,029

SCHEDULE IV
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2007

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$226,434	2,542,547	841,348	1,517,306	—	999,206	460,167	41,976	1,554,867
Investments Segment	—	—	—	—	207,498	—	—	—	—

Total	$226,434	2,542,547	841,348	1,517,306	207,498	999,206	460,167	41,976	1,554,867

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheet.

[2]	Includes “Net investment income earned” and “Net realized gains” on the Consolidated Income Statement.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Income Statement.

[4]	The total of “Amortization of deferred policy acquisition costs” of $460,167, and “Other operating expenses” of $41,977 reconciles to the Consolidated Income Statement as follows:

Policy acquisition costs	$497,229
Dividends to policyholders	7,202
Other income	(5,795)
Other expenses	3,507

Total	$502,143

In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Income Statement includes holding company income and expense amounts of $63 and $25,588, respectively.

SCHEDULE IV (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2006

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$218,103	2,288,770	791,540	1,499,664	—	959,983	443,300	38,403	1,535,961
Investments Segment	—	—	—	—	192,281	—	—	—	—

Total	$218,103	2,288,770	791,540	1,499,664	192,281	959,983	443,300	38,403	1,535,961

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheet.

[2]	Includes “Net investment income earned” and “Net realized gains” on the Consolidated Income Statement.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Income Statement.

[4]	The total of “Amortization of deferred policy acquisition costs” of $443,300 and “Other operating expenses” of $38,404 reconciles to the Consolidated Income Statement as follows:

Policy acquisition costs	$478,339
Dividends to policyholders	5,927
Other income	(5,390)
Other expenses	2,827

Total	$481,703

In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Income Statement includes holding company income and expense amounts of $6 and $26,152, respectively.

SCHEDULE IV (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2005

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$204,832	2,084,049	752,465	1,418,013	—	905,730	400,613	41,942	1,459,474
Investments Segment	—	—	—	—	150,414	—	—	—	—

Total	$204,832	2,084,049	752,465	1,418,013	150,414	905,730	400,613	41,942	1,459,474

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheet.

[2]	Includes “Net investment income earned” and “Net realized gains” on the Consolidated Income Statement.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Income Statement.

[4]	The total of “Amortization of deferred policy acquisition costs” of $400,613 and “Other operating expenses” of $41,942 reconciles to the Consolidated Income Statement as follows:

Policy acquisition costs	$437,894
Dividends to policyholders	5,688
Other income	(3,769)
Other expenses	2,742

Total	$442,555

In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Income Statement includes holding company income and expense amounts of $105 and $14,674, respectively.

SCHEDULE V
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2007, 2006 and 2005

					% of
		Assumed	Ceded		Amount
	Direct	from Other	to Other		Assumed
(in thousands)	Amount	Companies	Companies	Net Amount	to Net
2007
Premiums earned:
Accident and health insurance	$80	—	80	—	—
Property and liability insurance	1,671,430	30,930	185,054	1,517,306	2%

Total premiums earned	$1,671,510	30,930	185,134	1,517,306	2%

2006
Premiums earned:
Accident and health insurance	$509	—	476	33	—
Property and liability insurance	1,618,500	36,009	154,878	1,499,631	2%

Total premiums earned	$1,619,009	36,009	155,354	1,499,664	2%

2005
Premiums earned:
Accident and health insurance	$120	—	—	120	—
Property and liability insurance	1,523,085	43,464	148,656	1,417,893	3%

Total premiums earned	$1,523,205	43,464	148,656	1,418,013	3%

EXHIBIT INDEX

Exhibit
Number
3.1	Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-33067).

3.2	By-Laws of Selective Insurance Group, Inc., effective October 24, 2006 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 24, 2006, File No. 001-33067).

4.1	Indenture dated December 29, 1982, between Selective Insurance Group, Inc. and Midlantic National Bank, as Trustee, relating to the Company’s 8 3/4% Subordinated Convertible Debentures due 2008 (incorporated by reference herein to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 No. 2-80881).

4.2	Indenture dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company’s 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 No. 333-101489).

4.3	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.4	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.5	Amended and Restated Rights Agreement, dated as of February 2, 1999, between Selective Insurance Group, Inc. and Wells Fargo, National Association, as Successor to First Chicago Trust Company of New York, as Rights Agent (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 4, 1999, File No. 0-8641).

4.5a	Certificate of Adjustment, dated February 20, 2007, to the Amended and Restated Rights Agreement (incorporated by reference herein to Exhibit 4.2 to the Company’s Form 8-A filed February 20, 2007, File No. 001-33067).

4.6	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.7	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.8	Form of Junior Subordinated Debt Indenture between Selective Insurance Group, Inc. and U.S. Bank National Association (incorporated by reference herein to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 No. 333-137395).

Exhibit
Number
4.9	First Supplemental Indenture, dated as of September 25, 2006, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 7.5% Junior Subordinated Notes due 2066 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 27, 2006, File No. 0-8641).

10.1	Selective Insurance Supplemental Pension Plan, effective as of January 1, 1989 (incorporated by reference herein to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, No. 333-129927).

10.2	Selective Insurance Company of America Deferred Compensation Plan, effective July 1, 2002 (incorporated by reference herein to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, No. 333-97799).

10.3	Selective Insurance Stock Option Plan II, as amended (incorporated by reference herein to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

10.3a	Amendment to the Selective Insurance Stock Option Plan II, as amended, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.4	Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 1, 2002).

10.4a	Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.5	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.5a	Amendment to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-8641).

10.5b	Amendment No. 2 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.5c	Amendment No. 3 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.5d	Amendment No. 4 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment (incorporated by reference herein to Exhibit 10.5d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-8641).

*10.5e	Amendment No. 5 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment (incorporated by reference herein to Exhibit 10.5e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-8641).

10.6	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

Exhibit
Number
10.7	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

*10.7a	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-8641).

10.8	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.9	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.10	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.11	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.12	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.13	Selective Insurance Group, Inc. Employee Stock Purchase Savings Plan (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.13a	Amendment to the 1987 Employee Stock Purchase Savings Plan, effective May 2, 1997, (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.14	Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005).

10.14a	Amendment No. 1 to the Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

*10.14b	Amendment No. 2 to the Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Exhibit 10.14b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-8641).

*10.14c	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-8641).

*10.14d	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-8641).

Exhibit
Number
10.15	Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies, effective July 1, 2006 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 28, 2006).

10.15a	Amendment No. 1 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (incorporated by reference to Exhibit 10.15a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-33067).

10.16	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.16a	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.17	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2000).

10.18	Employment, Termination and Severance Agreements.

10.18a	Employment Agreement between Selective Insurance Group, Inc. and Gregory E. Murphy, dated as of April 26, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2006, File No. 0-8641).

10.18b	Employment Agreement between Selective Insurance Group, Inc. and Jamie Ochiltree, III, dated as of August, 1, 2006 (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18c	Employment Agreement between Selective Insurance Group, Inc. and Dale A. Thatcher, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18d	Employment Agreement between Selective Insurance Group, Inc. and Richard F. Connell, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.18e	Termination Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of July 27, 2004 (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-8641).

10.18f	Employment Agreement among Selective Insurance Company of America, Selective Insurance Group, Inc. and Victor N. Daley, dated as of September 26, 2005 (incorporated by reference to Exhibit 10.18m of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.18g	Employment Agreement between Selective Insurance Group, Inc. and Kerry A. Guthrie, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

Exhibit
Number
10.18h	Employment Agreement between Selective Insurance Group, Inc. and Ronald J. Zaleski, dated as of August 1, 2006 (incorporated by reference herein to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.19	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wachovia Bank, National Association, as Administrative Agent, dated as of August 11, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2006, File No. 0-8641).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of W. Marston Becker.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of William M. Kearns, Jr.

*24.6	Power of Attorney of Joan M. Lamm-Tennant.

*24.7	Power of Attorney of S. Griffin McClellan III.

*24.8	Power of Attorney of Ronald L. O’Kelley.

*24.9	Power of Attorney of John F. Rockart.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

*	Filed herewith.