Form 10-Q
period 2008-03-31
SELECTIVE INSURANCE GROUP INC
filed 2008-05-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 001-33067
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008, there were 53,306,769 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
($ in thousands, except share amounts)	2008	2007
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at amortized cost (fair value of: $4,429 – 2008; $5,927 – 2007)	$4,304	5,783
Fixed maturity securities, available-for-sale – at fair value (amortized cost of: $3,016,348 – 2008; $3,049,913 – 2007)	3,021,670	3,073,547
Equity securities, available-for-sale – at fair value (cost of: $147,174 – 2008; $160,390 – 2007)	232,787	274,705
Short-term investments – at cost which approximates fair value	212,545	190,167
Equity securities, trading – at fair value (cost of: $17,358 – 2008)	23,219	—
Other investments	197,097	188,827

Total investments	3,691,622	3,733,029
Cash and cash equivalents	9,837	8,383
Interest and dividends due or accrued	35,153	36,141
Premiums receivable, net of allowance for uncollectible accounts of: $4,254 – 2008; $3,905 – 2007	496,548	496,363
Other trade receivables, net of allowance for uncollectible accounts of: $184 – 2008; $244 – 2007	22,493	21,875
Reinsurance recoverable on paid losses and loss expenses	7,307	7,429
Reinsurance recoverable on unpaid losses and loss expenses	222,968	227,801
Prepaid reinsurance premiums	82,761	82,182
Current federal income tax	—	4,235
Deferred federal income tax	42,302	22,375
Property and equipment – at cost, net of accumulated depreciation and amortization of: $121,693 – 2008; $117,832 – 2007	56,418	58,561
Deferred policy acquisition costs	225,558	226,434
Goodwill	33,637	33,637
Other assets	43,882	43,547

Total assets	$4,970,486	5,001,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,199,024	2,182,572
Reserve for loss expenses	368,274	359,975
Unearned premiums	850,494	841,348
Senior convertible notes	—	8,740
Notes payable	286,158	286,151
Current federal income tax	5,619	—
Commissions payable	34,436	60,178
Accrued salaries and benefits	78,257	88,079
Other liabilities	102,532	98,906

Total liabilities	3,924,794	3,925,949

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 94,851,326 - 2008; 94,652,930 - 2007	189,703	189,306
Additional paid-in capital	203,789	192,627
Retained earnings	1,125,597	1,105,946
Accumulated other comprehensive income	53,205	86,043
Treasury stock – at cost (shares: 41,544,557 – 2008; 40,347,894 – 2007)	(526,602)	(497,879)

Total stockholders’ equity	1,045,692	1,076,043

Commitments and contingencies
Total liabilities and stockholders’ equity	$4,970,486	5,001,992

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarters ended March 31,
($ in thousands, except per share amounts)	2008	2007
Revenues:
Net premiums written	$389,840	417,185
Net increase in unearned premiums and prepaid reinsurance premiums	(8,567)	(37,172)

Net premiums earned	381,273	380,013
Net investment income earned	37,866	39,863
Net realized gains	1,515	11,243
Diversified Insurance Services revenue	29,799	29,178
Other income	660	1,812

Total revenues	451,113	462,109

Expenses:
Losses incurred	210,130	203,310
Loss expenses incurred	43,049	42,983
Policy acquisition costs	128,680	122,918
Dividends to policyholders	535	1,487
Interest expense	5,309	6,331
Diversified Insurance Services expenses	25,514	24,811
Other expenses	11,294	11,070

Total expenses	424,511	412,910

Income before federal income tax	26,602	49,199

Federal income tax expense (benefit):
Current	11,135	15,611
Deferred	(5,036)	(3,664)

Total federal income tax expense	6,099	11,947

Net income	20,503	37,252

Earnings per share:
Basic net income	$0.39	0.68

Diluted net income	$0.38	0.62

Dividends to stockholders	$0.13	0.12
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

	Quarters ended March 31,
($ in thousands, except per share amounts)	2008		2007
Common stock:
Beginning of year	$189,306		183,124
Dividend reinvestment plan (shares: 19,298 – 2008; 18,764 – 2007)	38		38
Convertible debentures (shares: 45,759 – 2008; 107,344 – 2007)	92		215
Stock purchase and compensation plans (shares: 133,339 – 2008; 586,729 – 2007)	267		1,173

End of period	189,703		184,550

Additional paid-in capital:
Beginning of year	192,627		153,246
Dividend reinvestment plan	429		422
Convertible debentures	645		171
Stock purchase and compensation plans	10,088		10,702

End of period	203,789		164,541

Retained earnings:
Beginning of year	1,105,946		986,017
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $3,344	6,210		—
Net income	20,503	20,503	37,252	37,252
Cash dividends to stockholders ($0.13 per share – 2008; $0.12 per share – 2007)	(7,062)		(6,842)

End of period	1,125,597		1,016,427

Accumulated other comprehensive income:
Beginning of year	86,043		100,601
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,344)	(6,210)		—
Other comprehensive (loss) income (decrease) increase in:
Net unrealized gains on investment securities, Net of deferred income tax effect of $(14,357) – 2008; $(1,740) – 2007	(26,663)	(26,663)	(3,232)	(3,232)
Defined benefit pension plans, net of deferred income tax effect of $19 – 2008; $51 – 2007	35	35	93	93

End of period	53,205		97,462

Comprehensive (loss) income		(6,125)		34,113

Treasury stock:
Beginning of year	(497,879)		(345,761)
Acquisition of treasury stock (shares: 1,196,663 – 2008; 3,127,376 – 2007)	(28,723)		(78,355)

End of period	(526,602)		(424,116)

Total stockholders’ equity	$1,045,692		1,038,864

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value, of which 300,000 shares have been designated Series A junior preferred stock without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Quarters ended March 31,
($ in thousands)	2008	2007
Operating Activities
Net income	$20,503	37,252

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,129	6,975
Share-based compensation expense	8,896	8,630
Net realized gains	(1,515)	(11,243)
Deferred tax	(5,036)	(3,664)
Unrealized loss on trading securities	1,888	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	29,598	63,053
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	8,295	38,107
Increase in net federal income tax payable	9,854	13,206
Increase in premiums receivable	(185)	(37,163)
(Increase) decrease in other trade receivables	(618)	1,633
Decrease (increase) in deferred policy acquisition costs	876	(8,656)
Decrease in interest and dividends due or accrued	1,033	822
Decrease in reinsurance recoverable on paid losses and loss expenses	122	983
Decrease in accrued salaries and benefits	(11,724)	(20,874)
Decrease in accrued insurance expenses	(24,950)	(24,887)
Purchase of trading securities	(4,530)	—
Sale of trading securities	4,696	—
Other-net	1,621	11,030

Net adjustments	25,450	37,952

Net cash provided by operating activities	45,953	75,204

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(77,944)	(89,915)
Purchase of equity securities, available-for-sale	(7,212)	(31,550)
Purchase of other investments	(15,506)	(20,228)
Purchase of short-term investments	(341,234)	(285,836)
Sale of fixed maturity securities, available-for-sale	30,452	8,351
Sale of short-term investments	318,696	325,948
Redemption and maturities of fixed maturity securities, held-to-maturity	1,492	172
Redemption and maturities of fixed maturity securities, available-for-sale	79,566	63,004
Sale of equity securities, available-for-sale	6,995	32,149
Proceeds from other investments	2,609	2,578
Purchase of property and equipment	(1,825)	(2,292)

Net cash (used in) provided by investing activities	(3,911)	2,381

Financing Activities
Dividends to stockholders	(6,572)	(6,262)
Acquisition of treasury stock	(28,723)	(78,355)
Net proceeds from stock purchase and compensation plans	2,196	1,980
Excess tax benefits from share-based payment arrangements	1,265	2,486
Principal payments of convertible bonds	(8,754)	—

Net cash used in financing activities	(40,588)	(80,151)

Net increase (decrease) in cash and cash equivalents	1,454	(2,566)
Cash and cash equivalents, beginning of year	8,383	6,443

Cash and cash equivalents, end of period	$9,837	3,877

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,968	3,095
Federal income tax	—	400
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	169	380
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we” or “our”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. Selective Insurance Group, Inc.’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States;

•	Investments; and

•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of our parent company and its subsidiaries, and have been prepared in conformity with (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between our parent company and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. These Financial Statements cover the first quarters ended March 31, 2008 (“First Quarter 2008”) and March 31, 2007 (“First Quarter 2007”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
NOTE 3. Adoption of Accounting Pronouncements
In June 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. We applied the provisions of this EITF, which was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, in the first quarter of 2008. The adoption of this EITF did not have a material impact on our results of operations or financial condition.
NOTE 4. Fair Value Measurements
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). We elected to apply the fair value option to a portfolio of securities currently being managed by one outside manager, as this manager requires the flexibility to trade as necessary in order to maximize returns; therefore, we do not have the ability or intent to hold these securities throughout any anticipated recovery periods. The securities for which we elected the fair value option were previously held as available-for-sale securities and are now classified as trading securities.

The following table provides information regarding the reclassification and corresponding cumulative-effect adjustment on retained earnings resulting from the initial application of FAS 159 for this portfolio:

	Pre-Adoption	Impact of	Post-Adoption
	Carrying/Fair	Fair Value	Carrying/Fair
	Value at	Election	Value at
	January 1, 2008	Adoption	January 1, 2008
Equity Securities:
Available-for-sale securities	$274,705	(25,113)	249,592
Trading securities	—	25,113	25,113

Total Equity Securities	274,705	—	274,705

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total

Beginning balance at January 1, 2008	$1,105,946	86,043	1,191,989
Pre-tax cumulative effect of adoption of fair value option	9,554	(9,554)	—
Deferred tax impact	(3,344)	3,344	—

Adjusted beginning balance at January 1, 2008	1,112,156	79,833	1,191,989

On January 1, 2008, we also adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The impact of adopting this standard did not have a material impact on our results of operations or financial condition.
The following table provides quantitative disclosures regarding fair value measurements of our invested assets:

		Fair Value Measurements at 3/31/08 Using
	Assets	Quoted Prices in	Significant
	Measured	Active Markets	Other	Significant
	at	for Identical	Observable	Unobservable
($ in 000s)	Fair Value	Assets	Inputs	Inputs
Description	at 3/31/08	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Equity securities	$23,148	23,148	—	—
Available-for-sale securities:
Fixed maturity securities	3,021,669	45,010	2,976,659	—
Equity securities	232,787	232,787	—	—
Short-term investments	212,545	212,545	—	—
Other investments[1]	28,649	—	28,649	—

Total	$3,518,798	513,490	3,005,308	—

[1]	Alternative investments are not included in the above table as they are accounted for under the equity method of accounting and are not carried at fair value.
Investment income associated with the above invested assets is included in net investment income in the Consolidated Income Statement, including unrealized gains and losses on our trading securities. In First Quarter 2008, net investment income included $1.9 million of loss that was recognized representing the change in market value on our trading securities, the majority of which related to trading securities that we still held as of March 31, 2008.
Fair market valuations in the above table were generated using various valuation techniques. Level 1 fair market values were derived through the use of quoted prices in an active market for identical assets. Level 2 fair market values were derived through matrix pricing, which is a mathematical technique used principally to value debt securities by relying on the securities’ relationship to other benchmark quoted securities and not by relying exclusively on quoted prices for specific securities. There were no Level 3 fair market values as of March 31, 2008.

NOTE 5. Reinsurance
The following table summarizes the direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2007 Annual Report.

	Unaudited
	Quarter ended March 31,
($ in thousands)	2008	2007
Premiums written:
Direct	$435,376	456,479
Assumed	4,670	4,484
Ceded	(50,206)	(43,778)

Net	$389,840	417,185

Premiums earned:
Direct	$423,175	414,764
Assumed	7,724	8,370
Ceded	(49,626)	(43,121)

Net	$381,273	380,013

Losses and loss expenses incurred:
Direct	$258,954	251,744
Assumed	5,017	6,671
Ceded	(10,792)	(12,122)

Net	$253,179	246,293

The ceded premiums and losses related to our Flood operations are as follows:

	Unaudited
	Quarter ended March 31,
($ in thousands)	2008	2007
Ceded premiums written	$(37,778)	(32,019)
Ceded premiums earned	(36,507)	(30,881)
Ceded losses and loss expenses incurred	(4,788)	(2,263)
NOTE 6. Segment Information
We have classified our operations into three segments, the disaggregated results of which are reported to and used by senior management to manage our operations:
•	Insurance Operations, which are evaluated based on statutory underwriting results (net premiums earned (“NPE”), incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios;

•	Investments, which are evaluated based on net investment income and net realized gains and losses; and

•	Diversified Insurance Services, which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenues (net income divided by revenues).

We do not aggregate any of our operating segments. The Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent insurance agents to bring value-added services and products to our customers. Our commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are sold through independent insurance agents.
Our subsidiaries also provide services to each other in the normal course of business. These transactions totaled $3.4 million in First Quarter 2008 and $4.4 million in First Quarter 2007. These transactions were eliminated in all consolidated statements. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.
The following tables present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited
	Quarter ended
Revenue by segment	March 31,
($ in thousands)	2008	2007
Insurance Operations:
Net premiums earned:
Commercial automobile	$79,224	78,789
Workers compensation	78,466	82,476
General liability	103,269	103,460
Commercial property	49,936	46,568
Business owners’ policy	14,142	12,841
Bonds	4,775	4,700
Other	165	177

Total commercial lines	329,977	329,011

Personal automobile	32,605	33,936
Homeowners	16,571	15,142
Other	2,120	1,924

Total personal lines	51,296	51,002

Total net premiums earned	381,273	380,013

Miscellaneous income	660	1,751

Total insurance operations revenues	381,933	381,764

Investments:
Net investment income	37,866	39,863
Net realized gain on investments	1,515	11,243

Total investment revenues	39,381	51,106

Diversified Insurance Services:
Human resource administration outsourcing	15,118	16,795
Flood insurance	12,097	10,410
Other	2,584	1,973

Total Diversified Insurance Services revenues	29,799	29,178

Total all segments	451,113	462,048

Other income	—	61

Total revenues	$451,113	462,109

	Unaudited
	Quarter ended
Income (loss) before federal income tax	March 31,
($ in thousands)	2008	2007
Insurance Operations:
Commercial lines underwriting	$4,371	12,630
Personal lines underwriting	(5,823)	(2,913)

Underwriting (loss) income, before federal income tax	(1,452)	9,717

GAAP combined ratio	100.4%	97.4
Statutory combined ratio	98.3%	95.6
Investments:
Net investment income	37,866	39,863
Net realized gain on investments	1,515	11,243

Total investment income, before federal income tax	39,381	51,106

Diversified Insurance Services:
Income before federal income tax	4,285	4,367

Total all segments	42,214	65,190

Interest expense	(5,309)	(6,331)
General corporate expenses	(10,303)	(9,660)

Income before federal income tax	$26,602	49,199

NOTE 7. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Welfare Benefits Plan for Employees of Selective Insurance Company of America. For more information concerning these plans, refer to Note 16, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in our 2007 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$1,759	1,788	81	81
Interest cost	2,440	2,184	134	125
Expected return on plan assets	(2,961)	(2,710)	—	—
Amortization of unrecognized prior service cost	37	38	(8)	(8)
Amortization of unrecognized net loss	25	114	—	—

Net periodic cost	$1,300	1,414	207	198

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.50%	5.90	6.50%	5.90
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00

Note 8. Comprehensive (Loss) Income
The components of comprehensive (loss) income, both gross and net of tax, are as follows:

Quarter ended March 31, 2008
($ in thousands)	Gross	Tax	Net
Net Income	$26,602	6,099	20,503

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(39,515)	(13,830)	(25,685)
Less: Reclassification adjustment for gains included in net income	(1,505)	(527)	(978)

Net unrealized losses	(41,020)	(14,357)	(26,663)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	25	9	16
Prior service cost	29	10	19

Defined benefit pension plans	54	19	35

Comprehensive loss	$(14,364)	(8,239)	(6,125)

Quarter ended March 31, 2007
($ in thousands)	Gross	Tax	Net
Net income	$49,199	11,947	37,252

Components of other comprehensive income:
Unrealized gains/(losses) on securities:
Unrealized holding gains during the period	6,271	2,195	4,076
Previous unrealized gains currently realized in net income	(11,243)	(3,935)	(7,308)

Net unrealized losses	(4,972)	(1,740)	(3,232)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	114	40	74
Prior service cost	30	11	19

Defined benefit pension plans	144	51	93

Comprehensive income	$44,371	10,258	34,113

NOTE 9. Commitments and Contingencies
At March 31, 2008, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $146.5 million in other investments. There is no certainty that any such additional investment will be required.

NOTE 10. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our seven insurance subsidiaries (the “Insurance Subsidiaries”) as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against us. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also from time to time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” in our 2007 Annual Report. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors may emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
We offer property and casualty insurance products and diversified insurance services through our various subsidiaries. We classify our businesses into three operating segments: (i) Insurance Operations, (ii) Investments, and (iii) Diversified Insurance Services.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2007 Annual Report.
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for First Quarter 2008 and First Quarter 2007;

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments; and

•	Federal Income Taxes.
Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; (v) goodwill; and (vi) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our 2007 Annual Report, pages 37 through 44, provides a discussion of each of these critical accounting policies.

Financial Highlights of Results for First Quarter 2008 and First Quarter 2007

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands, except per share amounts)	2008	2007	Points

Total revenues	$451,113	462,109	(2)%
Net income	20,503	37,252	(45)
Diluted net income per share	0.38	0.62	(39)
Diluted weighted-average outstanding shares	53,882	60,372	(11)
GAAP combined ratio	100.4%	97.4	3.0	pts
Statutory combined ratio	98.3	95.6	2.7
Annualized return on average equity	7.7	14.1	(6.4)
Net income decreased in First Quarter 2008 compared to First Quarter 2007 reflecting:
•	A $9.7 million revenue decrease related to net realized investment gains that were $1.5 million in First Quarter 2008 compared to $11.2 million in First Quarter 2007. This decrease, which was $6.3 million on an after-tax basis, resulted from the sale of various equity securities in First Quarter 2007 to reallocate sector exposures.

•	A $2.0 million revenue decrease related to net investment income that was $37.9 million in First Quarter 2008 compared to $39.9 million in First Quarter 2007. This decrease, which was $1.8 million on an after-tax basis, was primarily the result of a $1.9 million pre-tax decrease in the fair value of our trading portfolio.

•	A $2.3 million after-tax restructuring charge reflecting costs associated with our workforce reduction expense initiative in which approximately 80 positions were eliminated, including 60 employees that were displaced. As the result of this initiative, we anticipate realizing annualized pre-tax savings of approximately $7 million.
The physical damage portion of our commercial automobile line of business and our commercial property line of business reflect increased severity reflected in after-tax property losses of $3.7 million. In addition, our Commercial Lines have put some pressure on the GAAP loss and loss expense ratio compared to the same period last year reflecting ongoing pure price reductions on renewal business, as evidenced by pure price decreases that amounted to 3% in First Quarter 2008. Partially offsetting these items are continued profitability improvements in our workers compensation line of business due to the execution of our strategic initiatives on this line.
Diluted net income per share decreased in First Quarter 2008 compared to First Quarter 2007 due to the net income decreases described above, partially offset by the reduction in diluted weighted-average shares outstanding. As part of our capital management program, in the twelve-month period ending March 31, 2008, we repurchased approximately 3.8 million shares under our authorized repurchase programs and, during the fourth quarter of 2007, we net-share settled our senior convertible notes resulting in the issuance of approximately 1.2 million shares as well as the elimination of approximately 3.2 million common stock equivalents.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 21 states in the Eastern and Midwestern United States through approximately 900 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 86% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 14% of NPW. The underwriting performance of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2007 Annual Report.

Summary of Insurance Operations

	Unaudited
	Quarter ended		Change
All Lines	March 31,		% or
($ in thousands)	2008	2007	Points
GAAP Insurance Operations Results:
NPW	$389,840	417,185	(7)%

NPE	381,273	380,013	—
Less:
Losses and loss expenses incurred	253,179	246,293	3
Net underwriting expenses incurred	129,011	122,516	5
Dividends to policyholders	535	1,487	(64)

Underwriting (loss) income	$(1,452)	9,717	(115)%

GAAP Ratios:
Loss and loss expense ratio	66.4%	64.8	1.6	pts
Underwriting expense ratio	33.9%	32.2	1.7
Dividends to policyholders ratio	0.1%	0.4	(0.3)

Combined ratio	100.4%	97.4	3.0

Statutory Ratios:[1]
Loss and loss expense ratio	65.9%	64.5	1.4
Underwriting expense ratio	32.3%	30.7	1.6
Dividends to policyholders ratio	0.1%	0.4	(0.3)

Combined ratio	98.3%	95.6	2.7	pts

[1]	The statutory ratios include our flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total statutory combined ratio excluding flood was 98.9% for First Quarter 2008 compared to 96.1% for First Quarter 2007.
•	NPW decreased in First Quarter 2008 compared to First Quarter 2007 due to the highly competitive insurance marketplace and the slowing economy. These factors are evidenced in our new business, which was $74.7 million, down from $85.2 million in First Quarter 2007, and the following:
•	A $5.6 million decrease in net renewals, reflecting relatively flat retention of 78% and commercial line renewal price decreases of 0.4% in First Quarter 2008 compared to renewal price increases of 0.4% in First Quarter 2007.

•	A $6.5 million decrease in endorsement and audit activity.
These decreases were partially offset by a $2.8 million increase in Personal Lines NPW due to increased retention in our homeowners’ line of business and higher rates on both homeowners and personal automobile written outside of New Jersey, partially offset by a decrease in New Jersey personal automobile business resulting from the loss of a portion of our book that was repriced at higher pricing levels through our MATRIX® pricing system and subsequently did not renew.
•	The 1.6-point increase in the GAAP loss and loss expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily attributable to an increase of 1.5 points attributable to the physical damage portion of our commercial automobile line of business and our commercial property line of business. In addition, our Commercial Lines have put some pressure on the GAAP loss and loss expense ratio compared to the same period last year reflecting ongoing pure price reductions on renewal business, as evidenced by pure price decreases that amounted to 3% in First Quarter 2008. Partially offsetting these items are continued profitability improvements in our workers compensation line of business due to the execution of our strategic initiatives on this line.

•	The increase in the GAAP underwriting expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily attributable to increases in underwriting expenses and a decline in NPW. The expense increases are primarily driven by a $3.6 million, or 1.0 point, restructuring charge in First Quarter 2008 that is expected to generate $7 million in annualized pre-tax savings. While the restructuring will reduce labor costs, the GAAP underwriting expense ratio will not realize the benefit of this initiative until previously deferred labor costs are fully recognized in expense over the next twelve months. It is our expectation that as these higher labor costs are recognized, deferred policy acquisition costs as a percentage of our unearned premium balance will decline. In addition to the restructuring charge in First Quarter 2008, we announced targeted changes to agency commissions that will be implemented in most states in July 2008. These changes maintain highly competitive awards for agents who produce the strongest results for us, while reducing commissions where our historically higher payments have not generated an appropriate level of profitable growth. The changes will bring our program more in line with the competition; however commissions on 87% of our direct premiums written will not be affected and the supplemental commission program that rewards agencies that generate profitable growth will not be affected by the changes. These commission revisions are expected to generate annualized pre-tax savings of approximately $7 million.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, loss cost trends, and other factors. During 2007, the industry experienced low levels of catastrophe losses and a softening market characterized by accelerated competition, leading to pricing deterioration in the primary insurance market that was worse than originally anticipated. This trend is intensifying and we expect it to continue throughout 2008 and potentially into 2009. The average forecast, according to the “U.S. Property/Casualty — Review & Preview” from A.M. Best (the “Forecast”) dated January 28, 2008, calls for negative growth in NPW of 0.6% in 2008 and an increase in expected statutory combined ratios, both of which indicate underwriting deterioration. Accelerated marketplace competition, coupled with low premium growth rates, has also led to an increased interest in merger and acquisition activity within the industry. In First Quarter 2008, Standard & Poor’s (“S&P”) indicated their belief that, if price declines continue at their current pace, analyst outlooks on some commercial lines carriers will likely be revised downward in the second half of 2008, possibly leading to a negative outlook for the commercial lines sector by the end of the year.
In an effort to grow our business profitably in these challenging market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to compliment our strong agency relationships and unique field-based model. Some of the tools we use to lower frequency and severity are knowledge management, predictive modeling, safety management, managed care, and enhanced claims review. We have developed market-planning tools that allow us to strategically appoint additional independent agencies and agency management specialists (“AMSs”) in under-penetrated territories that have classes of business we know historically have been profitable. Through the end of First Quarter 2008, the Insurance Subsidiaries wrote business through approximately 900 independent insurance agencies, who are serviced by approximately 100 field-based AMSs making hands-on underwriting decisions on a daily basis.
In addition to this “high touch” component of our business model, we have developed technology that allows agents and the Insurance Subsidiaries’ field teams to input business seamlessly into our systems, while also allowing them to select and price accounts at optimal levels through predictive modeling. Technology that allows for the seamless placement of business into our systems includes our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of $271,000 per workday were processed through our One & Done® small business system in First Quarter 2008, up 27% from First Quarter 2007. We have set a multi-year small business growth target of $350,000 in One & Done® business per work day, and in 2008 our efforts are centered on: (i) better managing price points and scale; (ii) implementing a more comprehensive marketing and branding strategy; and (iii) updating the distribution model to address agent and customer needs.
We also continue to pursue our organic growth strategy. In 2007, we entered our 21st primary state, Massachusetts, for Commercial Lines only, and we have expanded Personal Lines into Rhode Island, Minnesota, and Iowa, states already within our existing Commercial Lines footprint. In 2008, we have plans to expand our footprint to Tennessee, where we expect to make an initial appointment of 20 agencies and to start writing Commercial Lines business in June or July of 2008, with Personal Lines business later in 2008. In addition to our organic growth strategy, we are taking note of opportunities that marketplace competition may be creating and do not rule out making an opportunistic acquisition.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited
	Quarter ended		Change
Commercial Lines	March 31,		% or
($ in thousands)	2008	2007	Points
GAAP Insurance Operations Results:
NPW	$340,086	370,256	(8)%

NPE	329,977	329,011	—
Less:
Losses and loss expenses incurred	213,189	208,259	2
Net underwriting expenses incurred	111,882	106,635	5
Dividends to policyholders	535	1,487	(64)

Underwriting income	$4,371	12,630	(65)%

GAAP Ratios:
Loss and loss expense ratio	64.6%	63.3	1.3	pts
Underwriting expense ratio	33.9%	32.4	1.5
Dividends to policyholders ratio	0.2%	0.5	(0.3)

Combined ratio	98.7%	96.2	2.5

Statutory Ratios:
Loss and loss expense ratio	64.2%	63.0	1.2
Underwriting expense ratio	32.5%	30.6	1.9
Dividends to policyholders ratio	0.2%	0.4	(0.2)

Combined ratio	96.9%	94.0	2.9	pts

•	NPW decreased in First Quarter 2008 compared to First Quarter 2007 due to the highly competitive insurance marketplace and the slowing economy, which is primarily impacting our contractors business, which represents 45% of our Commercial Lines operations. These factors are evidenced in total Commercial Lines new business, which amounted to $63.6 million in First Quarter 2008, down from $76.7 million in First Quarter 2007, and the following:
•	A $5.8 million decrease in Commercial Lines net renewals, which includes relatively flat retention of 78% and commercial lines renewal price decreases of 0.4% in First Quarter 2008 compared to renewal price increases of 0.4% in First Quarter 2007. We are experiencing the most pressure on the high end of our middle market and large account business, in response to which our agents are actively managing our book by renewing accounts as much as 60 days in advance of the expiration date.

•	A $6.4 million decrease in Commercial Lines endorsement and audit activity.
•	NPE was flat in First Quarter 2008 compared to First Quarter 2007, consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2008 as compared to the twelve-month period ended March 31, 2007.

•	The 1.3-point increase in the GAAP loss and loss expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily attributable to the physical damage portion of our commercial automobile line of business and our commercial property line of business. In addition, our Commercial Lines have put some pressure on the GAAP loss and loss expense ratio compared to the same period last year reflecting ongoing pure price reductions on renewal business, as evidenced by pure price decreases that amounted to 3% in First Quarter 2008. Partially offsetting these items are continued profitability improvements in our workers compensation line of business due to the execution of our strategic initiatives on this line.

•	The deterioration in the GAAP underwriting expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily driven by a $3.6 million restructuring charge in First Quarter 2008, of which $3.1 million was related to our Commercial Lines business. The restructuring charge, which added approximately 1.0 point to the Commercial Lines GAAP underwriting ratio, reflects costs associated with our workforce reduction expense initiative in First Quarter 2008. While the restructuring will reduce labor costs, the GAAP underwriting expense ratio will not realize the benefit of this initiative until previously deferred labor costs are fully recognized in expense over the next twelve months. It is our expectation that as these higher labor costs are recognized, deferred policy acquisition costs as a percentage of our unearned premium balance will decline.

The following is a discussion of our most significant commercial lines of business:
General Liability

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points

Statutory NPW	$111,283	118,691	(6)%
Statutory NPE	103,269	103,460	—
Statutory combined ratio	97.1%	95.0	2.1	pts
% of total statutory commercial NPW	33%	32
New business premiums in this line of business were down $2.9 million, or 13%, in First Quarter 2008 compared to First Quarter 2007; and premiums for endorsement and audit activity were down $3.2 million, or 76%, for the same comparative periods. In addition, retention on this line decreased one point to 76% in First Quarter 2008 compared to 77% in First Quarter 2007. These decreases are primarily driven by the competitive nature of the insurance marketplace. We are experiencing the highest level of competition in our middle market and large account business, while our small account business, which we define as policies with premiums less than $25,000, experienced moderate growth. Overall policy counts for this line increased 6% in First Quarter 2008 compared to First Quarter 2007.
Pricing pressure and higher loss costs continue to put pressure on profitability in this line of business. However we continue to concentrate on our long-term strategy to improve profitability, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contract and subcontractor underwriting guidelines to minimize losses.
Workers Compensation

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points

Statutory NPW	$80,300	93,651	(14)%
Statutory NPE	78,466	82,489	(5)
Statutory combined ratio	94.5%	98.2	(3.7	) pts
% of total statutory commercial NPW	23%	25
In First Quarter 2008, NPW on this line decreased, despite a 3% increase in total policy counts, which is primarily the result of: (i) competitive pressure, mainly on the upper end of our middle market business and our large account business; (ii) a one-point decrease in retention to 78% in First Quarter 2008 compared to 79% in First Quarter 2007; and (iii) renewal price increases, including exposure, which were 0.9% in First Quarter 2008 compared to 2.9% in First Quarter 2007.
The 3.7-point improvement in the statutory combined ratio of this line in First Quarter 2008 compared to First Quarter 2007 reflects: (i) the ongoing progress resulting from the execution of our multi-faceted workers compensation strategy, which incorporates our knowledge management and predictive modeling initiatives and underwriting process improvements, that enable us to retain and write more of our best accounts; and (ii) favorable prior year statutory development of approximately $4 million, or 5.1 points, in First Quarter 2008 compared to favorable development in First Quarter 2007 of approximately $2 million, or 2.4 points.

Commercial Automobile

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points

Statutory NPW	$80,198	87,747	(9)%
Statutory NPE	79,224	78,789	1
Statutory combined ratio	100.1%	88.0	12.1	pts
% of total statutory commercial NPW	23%	24
NPW for this line of business decreased in First Quarter 2008 compared to First Quarter 2007, while total policy counts increased 4% for the comparable periods. Renewal prices, including exposure, decreased 3.2% in First Quarter 2008 compared to a 2.1% decrease in First Quarter 2007.
The increase in the statutory combined ratio for this line is primarily due to:
•	Physical damage losses that were $3.8 million or approximately 5 points higher in First Quarter 2008 compared to First Quarter 2007. These increases reflect normal volatility that is inherent in property line results.

•	No favorable prior year development in First Quarter 2008 compared to favorable prior year development of $3 million in First Quarter 2007 that reduced the combined ratio by approximately 4 points in First Quarter 2007. During First Quarter 2008, accident year 2007 developed unfavorably because of an increase in claims severity; however, this activity was completely offset by favorable emergence related to prior accident years.

•	Renewal price decreases, as mentioned above, contributed approximately 3 points to the combined ratio in First Quarter 2008.
Commercial Property

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points

Statutory NPW	$48,244	51,067	(6)%
Statutory NPE	49,936	46,568	7
Statutory combined ratio	96.6%	92.1	4.5	pts
% of total statutory commercial NPW	14%	14
NPW for this line of business decreased in First Quarter 2008 compared to First Quarter 2007 due to: (i) decreased retention to approximately 76% in First Quarter 2008 compared to 79% in First Quarter 2007; (ii) renewal price decreases, including exposure, of 0.2% in First Quarter 2008 compared to renewal price increases of 1.6% in First Quarter 2007; and (iii) decreased direct new policy premium of 13% in First Quarter 2008 to $10.3 million.
The statutory combined ratio on this line was impacted by increased severity in First Quarter 2008 and also by pricing, as mentioned above. Property losses, by their very nature, are volatile. Despite the volatility that we experienced in the quarter, results remained profitable at a 96.6% statutory combined ratio. In First Quarter 2008, catastrophe losses decreased by $0.2 million to $3.3 million compared to First Quarter 2007.

Personal Lines Results

	Unaudited
	Quarter ended		Change
Personal Lines	March 31,		% or
($ in thousands)	2008	2007	Points
GAAP Insurance Operations Results:
NPW	$49,754	46,929	6%

NPE	51,296	51,002	1
Less:
Losses and loss expenses incurred	39,990	38,034	5
Net underwriting expenses incurred	17,129	15,881	8

Underwriting income (loss)	$(5,823)	(2,913)	(100)%

GAAP Ratios:
Loss and loss expense ratio	78.0%	74.6	3.4	pts
Underwriting expense ratio	33.4%	31.1	2.3

Combined ratio	111.4%	105.7	5.7

Statutory Ratios:[1]
Loss and loss expense ratio	77.6%	74.3	3.3
Underwriting expense ratio	30.2%	31.7	(1.5)

Combined ratio	107.8%	106.0	1.8	pts

[1]	The statutory ratios include our flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines statutory combined ratio excluding flood was 112.0% for First Quarter 2008 compared to 110.3% for First Quarter 2007.
•	NPW increased in First Quarter 2008 compared to First Quarter 2007 due to:
•	Increased retention in our homeowners line of business of two points to 87%, and renewal rate increases in the range of 5% — 7% that were filed in New Jersey, Virginia and South Carolina and were effective subsequent to First Quarter 2007; and

•	Increased personal automobile business outside of New Jersey driven by average renewal rate increases of 13.1% in Pennsylvania effective August 1, 2007, and 8.5% in Maryland effective September 1, 2007. These changes applied to business written prior to the implementation of our Matrix® program in these states. To a lesser extent, we have also increased auto rates in four other states during First Quarter 2008.
These items were partially offset by a decline in NPW for our New Jersey personal automobile business of $0.6 million to $19.9 million for First Quarter 2008 compared to $20.5 million for First Quarter 2007. The New Jersey personal automobile market has been impacted by the introduction of new competitors writing business in the state with rating plans that allow them to price accounts competitively without the legacy issue of repricing existing accounts through filed rate increases. In the third quarter of 2007, we completed the transition of our entire existing renewal inventory into our new pricing and tiering structure in New Jersey. This transition has caused a dislocation in this book of business due to the repricing of certain business at higher levels, some of which did not renew, as evidenced by a reduction in the number of New Jersey personal automobiles that we insure to 70,296 at March 31, 2008, from 74,709 at March 31, 2007.

•	The deterioration in the GAAP loss and loss expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily attributable to the following:
•	Increases in property losses of $0.7 million, or 1.2 points, including increases in catastrophe losses of $0.4 million, or 0.9 points; and

•	Insignificant prior year development in First Quarter 2008 compared to net favorable prior year loss and loss expense development of $2 million, or 3.6 points, in First Quarter 2007.
•	The deterioration in the GAAP underwriting expense ratio in First Quarter 2008 compared to First Quarter 2007 was primarily driven by a $3.6 million restructuring charge in First Quarter 2008, of which $0.5 million was related to our Personal Lines business. As mentioned in the “Financial Highlights” section above, the restructuring charge, which added approximately 1.0 point to the Personal Lines GAAP underwriting ratio, reflects costs associated with our workforce reduction expense initiative in First Quarter 2008. While the restructuring will reduce labor costs, the GAAP underwriting expense ratio will not realize the benefit of this initiative until previously deferred labor costs are fully recognized in expense over the next twelve months. It is our expectation that as these higher labor costs are recognized, deferred policy acquisition costs as a percentage of our unearned premium balance will decline.
In order to address profitability concerns in our Personal Lines, we have developed an improvement plan that incorporates the following:
•	Automobile rate increases of 6.8% in New Jersey, which has been approved and will be effective May 15, 2008, 7.3% in Pennsylvania, which has been filed and we expect to be able to implement in July, and 6% in Maryland, which we expect to implement in August. Three additional auto rate increases are targeted for the second quarter of 2008. The New Jersey change applies to all business. The Pennsylvania and Maryland changes apply to business originally written prior to the implementation of our MATRIX® program and address regulatory restrictions on moving the renewal book into our new pricing methodology.

•	Homeowners rate increases of 6% in Illinois and 10% in Indiana, which have been approved and was effective May 1, 2008.

•	In August 2008, we will be able to receive the full indicated rate on all MATRIX® automobile renewal business, as these policies will no longer be subject to the 20% annual cap imposed by the New Jersey Department of Banking and Insurance.
Investments
Our investment portfolio consists primarily of fixed maturity securities (82%), but also contains equity securities (7%), short-term investments (6%), and other investments (5%). Our investment philosophy includes certain return and risk objectives for the fixed maturity and equity portfolios. The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing risk; a secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The return objective of the equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. We aim to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points

Net investment income, before tax	$37,866	39,863	(5)%
Net investment income, after tax	29,371	31,157	(6)
Total invested assets	3,691,622	3,592,015	3
Effective tax rate	22.4%	21.8	0.6	pts

Annual after-tax yield on fixed maturity securities	3.6	3.6	—	pts
Annual after-tax yield on total investment portfolio	3.2	3.5	(0.3	) pts

A decrease in net investment income, before tax, of $2.0 million for First Quarter 2008 compared to First Quarter 2007 was primarily attributable to a $1.9 million decrease in the fair value of our equity trading portfolio, which was established on January 1, 2008 upon our adoption of FAS 159 (see Note 4. “Fair Value Measurements” in Item 1. “Financial Information” of this Form 10-Q for further details). The value of the investment portfolio reached $3.7 billion at March 31, 2008, an increase of 3% compared to $3.6 billion at March 31, 2007.
In First Quarter 2008, we determined that it was prudent to increase our minimum targeted cash and short-term investment balances due to the volatility in the financial markets, despite the opportunity cost associated with this decision. As a result, our average short-term balance of $236 million in First Quarter 2008 is 17% higher than the $202 million average balance in First Quarter 2007. In addition, First Quarter 2008 short-term investment balances were invested in a U.S. Treasury money market fund, which earns a lower yield than a money market fund, our traditional short-term investment vehicle. This decision was made to address potential liquidity concerns regarding the underlying investments generally held by money market funds.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets. Sixty four percent (64%) of the fixed maturities portfolio is rated “AAA,” while the portfolio has an average rating of “AA+,” S&P’s second highest credit quality rating. The shift in the percentage of securities rated “AAA” to those rated “AA” since December 31, 2007 is primarily due to downgrades of mono-line insurers, which have adversely impacted the ratings on our municipal bond and asset-backed portfolios. At March 31, 2008, securities with insurance enhancement represented 29% of our fixed maturity securities portfolio. The underlying fixed maturity securities have an average credit rating of “AA-”, without the insurance enhancement. High credit quality continues to be a cornerstone of our investment strategy, as evidenced by the fact that almost 100% of the fixed maturity securities are investment grade. At March 31, 2008, non-investment grade securities (below “BBB-” ) represented less than 1%, or approximately $10.0 million, of the fixed maturity portfolio. Our mortgage-backed securities portfolio totaled $675.1 million at March 31, 2008, with an average credit rating of “AA+.” We have minimal sub-prime mortgage exposure. Prior to investing in mortgage-backed securities, we analyze, among other credit factors, the underlying FICO credit scores and loan to value ratios.
The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of the fixed maturities portfolio:

	Unaudited	Unaudited
	March 31,	December 31,
Rating	2008	2007
Aaa/AAA	64%	69%
Aa/AA	19%	16%
A/A	11%	9%
Baa/BBB	6%	6%
Ba/BB or below	<1%	<1%

Total	100%	100%

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio to achieve an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest the fixed maturities portfolio primarily in intermediate-term securities to limit the overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 3.8 years compared to a liability duration of approximately 3.4 years for the Insurance Subsidiaries. The current duration of the fixed maturities is within Selective’s historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities but, because of the high quality and active market for the majority of securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our normal liquidity requirements have historically been met by operating cash flow from the Insurance Operations and Diversified Insurance Services segments. We expect future liquidity requirements to be met by these sources of funds or, if necessary, from the issuance of debt and equity securities and borrowings under our credit facility. Managing investment risk by adhering to these strategies is intended to protect the interests of our stockholders and the policyholders of our Insurance Subsidiaries, while enhancing our financial strength and underwriting capacity.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for other-than-temporary impairment charges. Our Investments segment included net realized gains before tax of $1.5 million in First Quarter 2008 compared to $11.2 million in First Quarter 2007. In both quarters, the realized gains were principally from the sale of equity securities. During First Quarter 2008 and 2007, there were no impairment charges recorded. We maintain a high quality and liquid investment portfolio and the sale of the securities producing realized gains did not change the overall liquidity of the investment portfolio. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and the turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited
	Quarter ended	Quarter ended
($ in thousands)	March 31, 2008	March 31, 2007
Held-to-maturity fixed maturities
Gains	$10	—
Available-for-sale fixed maturities
Gains	533	216
Losses	(1,154)	(305)
Available-for-sale equity securities
Gains	2,597	11,690
Losses	(471)	(358)

Total net realized gains	$1,515	11,243

Our realized gains from equity securities in First Quarter 2007 were primarily due to the sale of several equity securities in an effort to reallocate various sector exposures.
We realized gains and losses from the sale of available-for-sale fixed maturity and equity securities during First Quarter 2008 and First Quarter 2007. The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	March 31, 2008		March 31, 2007
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
7 – 12 months	$4.8	0.2	—	—

Total fixed maturities	4.8	0.2	—	—

Equity Securities:
0 - 6 months	3.5	0.4	1.2	0.2
7 – 12 months	0.1	0.1	0.3	0.2

Total equity securities	3.6	0.5	1.5	0.4

Total	$8.4	0.7	1.5	0.4

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income by asset class and by length of time for all available-for-sale securities that have continuously been in an unrealized loss position at March 31, 2008 and December 31, 2007:

	Unaudited
	March 31, 2008		December 31, 2007
Period of time in an		Gross		Gross
unrealized loss position	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 – 6 months	$485.8	20.7	219.2	8.0
7 – 12 months	177.3	31.8	188.6	11.6
Greater than 12 months	159.4	7.1	340.5	5.7

Total fixed maturities	822.5	59.6	748.3	25.3

Equities:
0 – 6 months	34.4	2.8	25.7	1.1
7 – 12 months	1.1	0.3	1.1	0.4

Total equity securities	35.5	3.1	26.8	1.5

Total	$858.0	62.7	775.1	26.8

Although overall interest rates decreased in First Quarter 2008, the unrealized losses for fixed maturity securities increased, primarily due to the credit stress and dislocation in the capital markets, inflation worries and general uncertainty about the U.S. economy, all of which caused fixed maturity credit spreads to widen. In addition, some of our mortgage- and asset-backed securities are priced relative to certain credit-derivative indices, such as the Markit Group’s “CMBX” for commercial mortgages and “ABX” for asset-backed securities. Recently, these indices have seen heavy speculation, which has driven credit-derivative spreads to widen to unprecedented levels. As the market became less liquid in First Quarter 2008, these very wide credit-derivative spreads were used to value our mortgage- and asset-backed securities, and have negatively impacted the value of these securities. As of March 31, 2008, there were 265 securities in an unrealized loss position. Broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which include our review of the credit worthiness of the issuers, none of the 265 securities are considered other-than-temporarily impaired.
The following table presents information regarding our available-for-sale fixed maturity securities that were in an unrealized loss position at March 31, 2008 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$50.2	46.7
Due after one year through five years	401.0	379.3
Due after five years through ten years	339.5	317.1
Due after ten years through fifteen years	54.6	48.0
Due after fifteen years	36.8	31.4

Total	$882.1	822.5

Investments Outlook
As we look forward, we continue to see a number of risks on the horizon that could contribute to an extended period of uncertainty and downside volatility in the marketplace. Recession fears abound as negative economic predictions have become more frequent, and the U.S. slowdown has expanded from housing to retail sales, which has been affected by high energy and food costs. Banks remain cautious to extend credit to borrowers, which ultimately could have negative economic consequences, as shrinking credit availability typically leads to reduced economic activity. Although the credit crisis is not over, new Federal Reserve measures to ease liquidity have had some stabilizing effects. Federal Fund rates have been cut from 3.50% in January to the present 2.25%, a 1.25-point decrease over a 2-month time frame. Although problems remain in the securitization markets, a few new structured finance transactions have recently come to market.

This year, we envision adding select municipal bonds to the fixed income portfolio if, on an absolute and risk-adjusted relative basis, they remain attractive. The municipal bond yield curve is very steep at this point, leading us to invest in longer dated securities to add incremental yield to the portfolio. However, we will remain disciplined in terms of looking at underlying credit quality.
With the presence of these risks, we are now more cautious regarding the equities markets than we were at the end of 2007. We will continue to manage through this period of uncertainty by investing in companies with more defensive characteristics, such as solid free cash flow, exposure to secular growth themes, strong balance sheets, and reasonable valuations. Other considerations are favorable long-term corporate performance and attractive relative historical valuations.
Our outlook for the alternative investment strategy continues to be positive over the longer-term. Investors with capital in these markets are finding assets for sale at attractive terms. However, in the near term, we expect the current credit crisis to continue to slow the pace of merger & acquisition activity, which we expect will work to reduce the returns that many private equity sponsors have historically been able to realize.
Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: human resource administration outsourcing (“HR Outsourcing”) and flood insurance. We believe these operations are within markets that continue to offer opportunity for growth. These operations contributed $0.05 per diluted share in both First Quarter 2008 and First Quarter 2007. Contributions from the Diversified Insurance Services segment, particularly the flood business, continue to mitigate insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2008	2007	Points
HR Outsourcing
Revenue	$15,118	16,795	(10)%
Pre-tax profit	737	1,258	(41)
Flood Insurance
Revenue	12,097	10,410	16
Pre-tax profit	2,060	2,002	3
Other
Revenue	2,584	1,973	31
Pre-tax profit	1,488	1,107	34
Total
Revenue	29,799	29,178	2
Pre-tax profit	4,285	4,367	(2)
After-tax profit	2,813	2,903	(3)
After-tax return on revenue	9.4%	10.0	(0.6	) pts
HR Outsourcing
•	HR Outsourcing revenue declined in First Quarter 2008 compared to First Quarter 2007 primarily as a result of a reduction in worksite lives. As of March 31, 2008, our worksite lives were down 10% to 24,017, compared to 26,689 as of March 31, 2007, due to the economic downturn and the loss of worksite lives from the acquisition of three large HR Outsourcing clients by companies that manage their own payroll and human resources activities.

•	Pre-tax profit decreased in our HR Outsourcing business in First Quarter 2008 compared to First Quarter 2007 mainly due to pricing pressure on our workers compensation product and reduced worksite lives. Workers compensation rates have been reduced by Florida regulators by 18.4% for 2008, after a 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes. In the fourth quarter of 2007, we reduced our internal workforce at this operation by 11% to better align expenses with production.

Flood Insurance
•	Our Flood revenues are primarily derived from two activities: (i) fees associated with servicing policy premium; and (ii) fees associated with handling claims. Revenue increases of 16% in First Quarter 2008 compared to First Quarter 2007 were mainly attributable to the increase in servicing in-force flood premium, which increased 19% to $148.6 million as of March 31, 2008 compared to March 31, 2007. Revenues associated with handling flood claims increased slightly to $0.2 million in First Quarter 2008 compared to $0.1 million in First Quarter 2007.

•	The pre-tax profit remained relatively flat in First Quarter 2008 compared to First Quarter 2007 primarily due to increased commissions to agents that largely offset the increase in revenues noted above.
Diversified Insurance Services Outlook
Consistent with trends in the professional employer industry that are pointing to flat to negative worksite lives growth and the current economic downturn, we expect client sales for our HR Outsourcing products to continue to be difficult.
The viability of the National Flood Insurance Program’s (“NFIP”) reinsurance program under the “Write-Your-Own” (“WYO”) Program is an essential component of our Diversified Insurance Services operations. The following changes will be made to this program in 2008:
•	Effective May 5, 2008, the claims handling fee that will be paid to us by the NFIP will be: (i) 1% of direct premiums written; and (ii) 1.5% of incurred losses. The percentage of direct premiums written will be paid to us even in non-catastrophe years. Currently, the program calls for payment of claims handling fees in the amount of 3.3% of incurred losses.

•	Effective June 1, 2008, the fee paid to us by the NFIP in relation to servicing premium will be reduced 0.5 points to 29.7%.
The current WYO program is set to expire on September 30, 2008, but there are several bills pending in the U.S. Congress under which the program may be revised. These bills contain substantial proposed changes to the NFIP and WYO Program, which may be favorable or unfavorable for us. It is presently unclear as to the impact this legislation, if enacted, would have on our operations.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflects our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investments position at March 31, 2008 was $222.4 million, up from $198.6 million at December 31, 2007. In First Quarter 2008, we determined that it was prudent to increase our minimum targeted cash and short-term investment balances due to the volatility in the financial markets, even though there is an opportunity cost associated with this decision. In addition, First Quarter 2008 short-term investment balances were invested in a U.S. Treasury money market fund, which earns a lower yield than a money market fund, our traditional short-term investment vehicle. This decision was made to address potential liquidity concerns regarding the underlying investments generally held by money market funds.
Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, and the sale of our common stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries are subject to the approval and/or review of the insurance regulators in their respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31st. Based on the 2007 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc., in 2008, ordinary dividends in the aggregate amount of approximately $139.4 million. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report.

Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always maturing and providing a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.8 years as of March 31, 2008, while the liabilities of our Insurance Subsidiaries have a duration of 3.4 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
Another potential source of cash flows is our syndicated line of credit agreement with Wachovia Bank, National Association, as administrative agent. Under this agreement, we have access to a $50 million credit facility, which can be increased to $75 million with the consent of all lending parties. At March 31, 2008, no balances were outstanding under this credit facility.
Selective HR Solutions (“Selective HR”), our HR Outsourcing business, generates cash flows from its operations. Dividends from Selective HR are restricted by it’s operating needs and professional employer organization licensing requirements that it maintain a current ratio of at least 1:1. The current ratio, which Selective HR generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. Selective HR provided dividends to Selective Insurance Group, Inc. of $0.9 million in First Quarter 2008 and $1.4 million in First Quarter 2007.
Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during First Quarter 2008 and First Quarter 2007. For further information regarding our notes payable, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report. At March 31, 2008, the amount available for dividends to holders of our common stock, in accordance with the restrictions of the 2000 Senior Notes, was $318.0 million. Book value per share decreased slightly to $19.62 as of March 31, 2008 from $19.81 as of December 31, 2007. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and Selective HR to pay dividends. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends, could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2008, we had stockholders’ equity of $1,045.7 million and total debt of $286.2 million. In addition, we have an irrevocable trust valued at $13.2 million to provide for the repayment of notes having maturities in 2008.
Our cash requirements include, but are not limited to, principal and interest payments on various notes payable and dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include agents’ commissions, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below titled “Contractual Obligations and Contingent Liabilities and Commitments.”

As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums to surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or increasing stockholders’ dividends. In First Quarter 2008, we repurchased approximately 1.0 million shares of our common stock under our authorized share repurchase program at a cost of $24.5 million. As of March 31, 2008, there were 2.5 million shares remaining under the current repurchase authorization that extends through July 26, 2009.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which currently rates us “A+ (Superior),” their second highest of fifteen ratings, and has been our rating for 46 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets. In the third quarter of 2007, S&P’s Insurance Rating Services reaffirmed our financial strength rating of “A+.” This reaffirmation cited our strong competitive position with close ties to our agents, strong operating performance, very strong operating company capitalization, and good financial flexibility. The financial strength of our insurance business has been rated, “A2” by Moody’s since 2001 and “A+” by Fitch Ratings since 2004. Our Moody’s and S&P financial strength ratings affect our ability to access capital markets, and our interest rate under our line of credit varies based upon Selective Insurance Group, Inc.’s debt ratings from Moody’s and S&P. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Off-Balance Sheet Arrangements
At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2007. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At March 31, 2008, we have contractual obligations that expire at various dates through 2022 to invest up to an additional $146.5 million in other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report.
Federal Income Taxes
Total federal income tax expense decreased $5.8 million for First Quarter 2008 to $6.1 million, compared to $11.9 million for First Quarter 2007. The decrease was attributable to decreased pre-tax income from our Insurance Operations segment. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for First Quarter 2008 was 23%, compared with 24% for First Quarter 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2007 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against us. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also from time to time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in First Quarter 2008:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
January 1-31, 2008	3,645	22.31	—	3,519,300
February 1-29, 2008	966,461	24.05	812,683	2,706,617
March 1-31, 2008	226,557	23.83	205,782	2,500,835

Total	1,196,663	24.00	1,018,465

[1]	During First Quarter 2008, 159,027 shares were purchased from employees in connection with the vesting of restricted stock and 19,171 shares were purchased in connection with the exercise of stock options. All of these repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the current market prices of our common stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4.0 million shares, which is scheduled to expire on July 26, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2008 Annual Meeting of Stockholders was held on April 24, 2008. Voting was conducted in person and by proxy as follows:
(a) Stockholders voted to elect the following five (5) Class III directors, each to serve until the 2011 annual meeting of stockholders or until a successor has been duly elected and qualified, as follows:

	For	Withheld
Paul D. Bauer	45,616,416	431,375
John C. Burville	45,578,845	468,946
Joan M. Lamm-Tennant	45,474,158	573,633
Michael J. Morrissey	45,416,461	631,330
Ronald L. O’Kelley	45,616,963	430,828
Continuing directors whose terms do not expire until the 2009 annual meeting of stockholders are: A. David Brown, William M. Kearns, Jr., S. Griffin McClellan III, and J. Brian Thebault. Continuing directors whose terms do not expire until the 2010 annual meeting of stockholders are: W. Marston Becker, Gregory E. Murphy, and William M. Rue.
(b) Stockholders voted to ratify the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2008 as follows: 45,428,027 shares voted for this proposal; 312,819 shares voted against it; and 306,945 shares abstained.

ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.
* 10.18i	Employment Agreement between Selective Insurance Company of America and John J. Marchioni dated as of March 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 10.18j	Employment Agreement between Selective Insurance Company of America and Mary T. Porter dated as of January 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 10.18k	Employment Agreement between Selective Insurance Company of America and Eduard J. Pulkstenis dated as of January 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SELECTIVE INSURANCE GROUP, INC.
Registrant

By:	/s/ Gregory E. Murphy	May 2, 2008

Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	May 2, 2008

Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.
* 10.18i	Employment Agreement between Selective Insurance Company of America and John J. Marchioni dated as of March 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 10.18j	Employment Agreement between Selective Insurance Company of America and Mary T. Porter dated as of January 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 10.18k	Employment Agreement between Selective Insurance Company of America and Eduard J. Pulkstenis dated as of January 1, 2007 and Amendment No. 1 to Employment Agreement dated as of April 15, 2008.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith