Form 10-Q
period 2008-06-30
SELECTIVE INSURANCE GROUP INC
filed 2008-08-01
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of June 30, 2008, there were 52,679,813 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
($ in thousands, except share amounts)	2008	2007
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value of: $4,071 — 2008; $5,927 — 2007)	$3,979	5,783
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $3,081,830 — 2008; $3,049,913 — 2007)	3,044,378	3,073,547
Equity securities, available-for-sale — at fair value (cost of: $143,084 — 2008; $160,390 — 2007)	212,838	274,705
Short-term investments — at cost which approximates fair value	218,074	190,167
Equity securities, trading — at fair value (cost of: $17,982 — 2008)	23,196	—
Other investments	206,410	188,827

Total investments	3,708,875	3,733,029
Cash and cash equivalents	16,402	8,383
Interest and dividends due or accrued	34,992	36,141
Premiums receivable, net of allowance for uncollectible accounts of: $4,157 — 2008; $3,905 — 2007	524,680	496,363
Other trade receivables, net of allowance for uncollectible accounts of: $226 — 2008; $244 — 2007	23,602	21,875
Reinsurance recoverable on paid losses and loss expenses	5,729	7,429
Reinsurance recoverable on unpaid losses and loss expenses	248,011	227,801
Prepaid reinsurance premiums	88,978	82,182
Current federal income tax	1,140	4,235
Deferred federal income tax	68,193	22,375
Property and equipment — at cost, net of accumulated depreciation and amortization of: $125,465 — 2008; $117,832 — 2007	54,668	58,561
Deferred policy acquisition costs	225,645	226,434
Goodwill	33,637	33,637
Other assets	44,623	43,547

Total assets	$5,079,175	5,001,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,262,310	2,182,572
Reserve for loss expenses	375,451	359,975
Unearned premiums	868,851	841,348
Senior convertible notes	—	8,740
Notes payable	273,865	286,151
Commissions payable	44,987	60,178
Accrued salaries and benefits	84,166	88,079
Other liabilities	151,833	98,906

Total liabilities	4,061,463	3,925,949

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 94,986,691 — 2008; 94,652,930 — 2007	189,973	189,306
Additional paid-in capital	208,067	192,627
Retained earnings	1,147,287	1,105,946
Accumulated other comprehensive income	15,270	86,043
Treasury stock — at cost (shares: 42,306,878 — 2008; 40,347,894 — 2007)	(542,885)	(497,879)

Total stockholders’ equity	1,017,712	1,076,043

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,079,175	5,001,992

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Net premiums written	$387,229	404,923	$777,069	822,108
Net increase in unearned premiums and prepaid reinsurance premiums	(12,140)	(28,572)	(20,707)	(65,744)

Net premiums earned	375,089	376,351	756,362	756,364
Net investment income earned	38,515	40,642	76,381	80,505
Net realized gains	1,923	13,148	3,438	24,391
Diversified Insurance Services revenue	30,064	30,677	59,863	59,855
Other income	1,761	1,220	2,421	3,032

Total revenues	447,352	462,038	898,465	924,147

Expenses:
Losses incurred	209,915	208,621	420,045	411,931
Loss expenses incurred	43,736	42,615	86,785	85,598
Policy acquisition costs	124,124	124,701	252,804	247,619
Dividends to policyholders	1,579	1,022	2,114	2,509
Interest expense	5,127	5,992	10,436	12,323
Diversified Insurance Services expenses	25,125	24,608	50,639	49,419
Other expenses	1,661	6,693	12,955	17,763

Total expenses	411,267	414,252	835,778	827,162

Income before federal income tax	36,085	47,786	62,687	96,985

Federal income tax expense (benefit):
Current	12,883	14,726	24,018	30,337
Deferred	(5,449)	(2,826)	(10,485)	(6,490)

Total federal income tax expense	7,434	11,900	13,533	23,847

Net income	$28,651	35,886	49,154	73,138

Earnings per share:
Basic net income	$0.55	0.69	0.94	1.38

Diluted net income	$0.54	0.64	0.92	1.26

Dividends to stockholders	$0.13	0.12	0.26	0.24
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2008		2007
Common stock:
Beginning of year	$189,306		183,124
Dividend reinvestment plan (shares: 40,645 — 2008; 36,097 — 2007)	81		72
Convertible debentures (shares: 45,759 — 2008; 848,604 — 2007)	92		1,697
Stock purchase and compensation plans (shares: 247,357 — 2008; 702,919 — 2007)	494		1,407

End of period	189,973		186,300

Additional paid-in capital:
Beginning of year	192,627		153,246
Dividend reinvestment plan	847		859
Convertible debentures	645		9,831
Stock purchase and compensation plans	13,948		16,857

End of period	208,067		180,793

Retained earnings:
Beginning of year	1,105,946		986,017
Cumulative-effect adjustment due to adoption of FAS 159 net of deferred income tax effect of $3,344	6,210		—
Net income	49,154	49,154	73,138	73,138
Cash dividends to stockholders ($0.26 share — 2008; $0.24 per share — 2007)	(14,023)		(13,216)

End of period	1,147,287		1,045,939

Accumulated other comprehensive income:
Beginning of year	86,043		100,601
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,344)	(6,210)		—
Other comprehensive (loss) income, (decrease) increase in:
Net unrealized gains on investment securities, net of deferred income tax effect of: $(34,803) — 2008; $(14,592) — 2007	(64,633)	(64,633)	(27,099)	(27,099)
Defined benefit pension plans, net of deferred income tax effect of: $38 — 2008; $101 — 2007	70	70	186	186

End of period	15,270		73,688

Comprehensive (loss) income		(15,409)		46,225

Treasury stock:
Beginning of year	(497,879)		(345,761)
Acquisition of treasury stock (shares: 1,958,984 — 2008; 5,386,005 — 2007)	(45,006)		(137,592)

End of period	(542,885)		(483,353)

Total stockholders’ equity	$1,017,712		1,003,367

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months ended
	June 30,
(in thousands)	2008	2007
Operating Activities
Net income	$49,154	73,138

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,197	14,302
Share-based compensation expense	9,137	13,703
Net realized gains	(3,438)	(24,391)
Deferred tax	(10,485)	(6,490)
Unrealized loss on trading securities	1,631	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	75,033	109,858
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	20,350	66,234
Decrease (increase) in net federal income tax recoverable	3,095	(3,840)
Increase in premiums receivable	(28,317)	(89,014)
(Increase) decrease in other trade receivables	(1,727)	608
Decrease (increase) in deferred policy acquisition costs	789	(12,229)
Decrease in interest and dividends due or accrued	1,212	696
Decrease in reinsurance recoverable on paid losses and loss expenses	1,700	59
Decrease in accrued salaries and benefits	(4,301)	(14,967)
Decrease in accrued insurance expenses	(20,756)	(8,588)
Purchase of trading securities	(5,813)	—
Sale of trading securities	6,100	—
Other-net	8,526	5,063

Net adjustments	66,933	51,004

Net cash provided by operating activities	116,087	124,142

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(239,887)	(231,392)
Purchase of equity securities, available-for-sale	(16,095)	(54,214)
Purchase of other investments	(25,976)	(33,580)
Purchase of short-term investments	(1,061,242)	(861,197)
Sale of fixed maturity securities, available-for-sale	80,056	51,717
Sale of short-term investments	1,033,334	922,902
Redemption and maturities of fixed maturity securities, held-to-maturity	1,818	628
Redemption and maturities of fixed maturity securities, available-for-sale	158,685	176,295
Sale of equity securities, available-for-sale	34,585	60,321
Proceeds from other investments	3,798	8,558
Purchase of property and equipment	(3,851)	(6,365)

Net cash (used in) provided by investing activities	(34,775)	33,673

Financing Activities
Dividends to stockholders	(13,009)	(12,023)
Acquisition of treasury stock	(45,006)	(137,592)
Principal payment of notes payable	(12,300)	(18,300)
Net proceeds from stock purchase and compensation plans	4,457	4,560
Excess tax benefits from share-based payment arrangements	1,319	2,656
Principal payments of convertible bonds	(8,754)	—

Net cash used in financing activities	(73,293)	(160,699)

Net increase (decrease) in cash and cash equivalents	8,019	(2,884)
Cash and cash equivalents, beginning of year	8,383	6,443

Cash and cash equivalents, end of period	$16,402	3,559

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest	$10,643	12,573
Federal income tax	19,600	32,000
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	169	11,055
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
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern United States;
•	Investments; and
•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services.
NOTE 2. Basis of Presentation
The interim unaudited consolidated financial statements (“Financial Statements”) contained in this report include the accounts of our parent company and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between our parent company and its subsidiaries are eliminated in consolidation.
The Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the second quarters ended June 30, 2008 (“Second Quarter 2008”) and June 30, 2007 (“Second Quarter 2007”) and the six-month periods ended June 30, 2008 (“Six Months 2008”) and June 30, 2007 (“Six Months 2007”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
NOTE 3. Adoption of Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact of FSP 03-6-1 on our calculation of earnings per share.
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be completely or partially settled in cash (or other assets) upon conversion, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the applicability of FSP 14-1 to our operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“FAS 163”). FAS 163 applies to financial guarantee insurance and reinsurance contracts that are: (i) issued by enterprises that are included within the scope of FASB Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”); and (ii) not accounted for as derivative instruments. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 163 is not expected to have an impact on our results of operations or financial condition.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly In Conformity with Generally Accepted Accounting Principles. The adoption of FAS 162 is not expected to have an impact on our results of operations or financial condition.
In June 2007, the Emerging Issues Task Force (“EITF”) of FASB issued EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. EITF 06-11, was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and we adopted it in the first quarter of 2008. The adoption of EITF 06-11 did not have a material impact on our results of operations or financial condition.
NOTE 4. Investments
Fair Value Measurements
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). We elected to apply the fair value option to a portfolio of securities currently being managed by one outside manager, as this manager requires the flexibility to trade as necessary in order to maximize returns and we do not have the ability to hold these securities throughout any anticipated recovery periods. The securities for which we elected the fair value option were previously held as available-for-sale securities and are now classified as trading securities.
The following table provides information regarding the reclassification and corresponding cumulative-effect adjustment on retained earnings resulting from the initial application of FAS 159 for this portfolio:

	Pre-Adoption		Post-Adoption
	Carrying/Fair	Impact of	Carrying/Fair
	Value	Fair Value	Value
	at	Election	at
($ in thousands)	January 1, 2008	Adoption	January 1, 2008
Equity securities:
Available-for-sale securities	$274,705	(25,113)	249,592
Trading securities	—	25,113	25,113

Total equity securities	274,705	—	274,705

		Accumulated
		Other
	Retained	Comprehensive
($ in thousands)	Earnings	Income	Total

Beginning balance at January 1, 2008	$1,105,946	86,043	1,191,989
Pre-tax cumulative effect of adoption of fair value option	9,554	(9,554)	—
Deferred tax impact	(3,344)	3,344	—

Adjusted beginning balance at January 1, 2008	1,112,156	79,833	1,191,989

On January 1, 2008, we also adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The impact of adoption of FAS 157 did not have a material impact on our results of operations or financial condition.
The following table provides quantitative disclosures regarding fair value measurements of our invested assets:

		Fair Value Measurements at 6/30/08 Using
		Quoted Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
Description	Fair Value at	Assets	Inputs	Inputs
($ in thousands)	6/30/08	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Equity securities	$23,196	23,196	—	—
Available-for-sale securities:
Fixed maturity securities	3,044,378	43,403	3,000,975	—
Equity securities	212,838	212,838	—	—
Short-term investments	218,074	218,074	—	—
Other investments[1]	28,866	—	28,866	—

Total	$3,527,352	497,511	3,029,841	—

[1]	Alternative investments, included in “Other investments” in the Consolidated Balance Sheets, are not included in the above table, as they are accounted for under the equity method of accounting and are not carried at fair value.
Investment income associated with the above invested assets is included in net investment income in the Consolidated Income Statement, including unrealized gains and losses on our trading securities. In Second Quarter and Six Months 2008, net investment income included $0.3 million gain and $1.6 million loss of fair value measurements, respectively, representing the change in market value on our trading securities.
Fair market valuations in the above table were generated using various valuation techniques. Level 1 fair market values were derived through the use of quoted prices in an active market for identical assets. Level 2 fair market values were derived through matrix pricing, which is a mathematical technique used principally to value debt securities by relying on the securities’ relationship to other benchmark quoted securities, and not by relying exclusively on quoted prices for specific securities. We had no Level 3 fair market values as of June 30, 2008.
Net realized gains
During Second Quarter 2008, our net realized gains on available-for-sale fixed maturity securities included $9.8 million of other-than-temporary impairment charges associated with seven asset-backed securities (“ABSs”), one residential mortgage-backed security (“RMBS”), and one corporate bond. The majority of these other-than-temporary impairment charges were associated with issuer-specific credit events that revolved around the performance of the underlying collateral, which had deteriorated in Second Quarter 2008. In general, these securities were experiencing increased conditional default rates and loss severities and, as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although the majority of these securities were insured or guaranteed by mono-line bond guarantors, recent downgrades of these guarantors have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss. The lack of an underlying rating and collateral performance that had deteriorated over the past three months presented negative credit and pricing pressure; therefore, we could no longer reasonably assert that the recovery period, if any, would be temporary. As a result of our evaluation, we recorded other-than-temporary impairment charges of $9.8 million, which resulted in a corresponding decrease in net realized gains from fixed maturities in Second Quarter and Six Months 2008.

NOTE 5. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2007 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Premiums written:
Direct	$441,189	451,894	876,565	908,373
Assumed	2,577	3,322	7,247	7,806
Ceded	(56,537)	(50,293)	(106,743)	(94,071)

Net	$387,229	404,923	777,069	822,108

Premiums earned:
Direct	$417,988	413,588	841,163	828,352
Assumed	7,422	7,810	15,146	16,180
Ceded	(50,321)	(45,047)	(99,947)	(88,168)

Net	$375,089	376,351	756,362	756,364

Losses and loss expenses incurred:
Direct	$301,939	302,006	560,893	553,750
Assumed	5,295	5,694	10,312	12,365
Ceded	(53,583)	(56,464)	(64,375)	(68,586)

Net	$253,651	251,236	506,830	497,529

Excluding flood losses, ceded losses and loss expenses incurred decreased $6.0 million in Second Quarter 2008 and $9.9 million in Six Months 2008 compared to the same periods in 2007 due to normal volatility in losses that are ceded to our reinsurers under our casualty and property excess of loss treaties.
The ceded premiums and losses related to our Flood operations are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
National Flood Insurance Program	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Ceded premiums written	$(43,585)	(38,082)	$(81,363)	(70,101)
Ceded premiums earned	(37,558)	(32,155)	(74,065)	(63,036)
Ceded losses and loss expenses incurred	(45,429)	(42,311)	(50,217)	(44,574)
NOTE 6. Segment Information
We have classified our operations into three segments, the disaggregated results of which are reported to, and used by, senior management to manage our operations:
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
Our subsidiaries also provide services to each other in the normal course of business. These transactions totaled $3.5 million in Second Quarter 2008 and $6.9 million in Six Months 2008 compared with $4.5 million in Second Quarter 2007 and $8.9 million in Six Months 2007. These transactions were eliminated in all consolidated statements. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.
The following tables present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
Revenue by segment	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Insurance Operations:
Net premiums earned:
Commercial automobile	$77,758	78,814	156,982	157,603
Workers compensation	77,502	80,873	155,968	163,349
General liability	99,932	101,602	203,201	205,062
Commercial property	48,575	46,796	98,511	93,364
Business owners’ policy	14,383	13,034	28,525	25,875
Bonds	4,718	4,676	9,493	9,376
Other	164	171	329	348

Total commercial lines	323,032	325,966	653,009	654,977

Personal automobile	32,942	33,107	65,547	67,043
Homeowners	16,975	15,373	33,546	30,515
Other	2,140	1,905	4,260	3,829

Total personal lines	52,057	50,385	103,353	101,387

Total net premiums earned	375,089	376,351	756,362	756,364

Miscellaneous income	1,761	1,220	2,421	2,971

Total Insurance Operations revenues	376,850	377,571	758,783	759,335
Investments:
Net investment income	38,515	40,642	76,381	80,505
Net realized gain on investments	1,923	13,148	3,438	24,391

Total investment revenues	40,438	53,790	79,819	104,896
Diversified Insurance Services:
Human resource administration outsourcing	13,498	14,928	28,616	31,723
Flood insurance	14,013	13,656	26,110	24,066
Other	2,553	2,093	5,137	4,066

Total Diversified Insurance Services revenues	30,064	30,677	59,863	59,855

Total all segments	447,352	462,038	898,465	924,086

Other income	—	—	—	61

Total revenues	$447,352	462,038	898,465	924,147

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
Income before federal income tax	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Insurance Operations:
Commercial lines underwriting	$(85)	6,957	4,286	19,587
Personal lines underwriting	(3,166)	(7,102)	(8,989)	(10,015)

Underwriting (loss) income, before federal income tax	(3,251)	(145)	(4,703)	9,572

GAAP combined ratio	100.9%	100.0%	100.6%	98.7

Statutory combined ratio	98.7%	97.1%	98.5%	96.4

Investments:
Net investment income	38,515	40,642	76,381	80,505
Net realized gain on investments	1,923	13,148	3,438	24,391

Total investment income, before federal income tax	40,438	53,790	79,819	104,896

Diversified Insurance Services:
Income before federal income tax	4,939	6,069	9,224	10,436

Total all segments	42,126	59,714	84,340	124,904

Interest expense	(5,127)	(5,992)	(10,436)	(12,323)
General corporate expenses	(914)	(5,936)	(11,217)	(15,596)

Income before federal income tax	$36,085	47,786	62,687	96,985

NOTE 7. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan. For more information concerning these plans, refer to Note 16, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in our 2007 Annual Report.

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$1,758	1,788	80	81
Interest cost	2,441	2,184	135	125
Expected return on plan assets	(2,960)	(2,710)	—	—
Amortization of unrecognized prior service cost	38	37	(8)	(8)
Amortization of unrecognized net loss	24	115	—	—
Special termination benefit	—	900	—	100

Net periodic cost	$1,301	2,314	207	298

	Retirement Income Plan		Postretirement Plan
	Unaudited,		Unaudited,
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$3,517	3,576	161	162
Interest cost	4,881	4,368	269	250
Expected return on plan assets	(5,921)	(5,420)	—	—
Amortization of unrecognized prior service cost	75	75	(16)	(16)
Amortization of unrecognized net loss	49	229	—	—
Special termination benefit	—	900	—	100

Net periodic cost	$2,601	3,728	414	496

NOTE 8. Comprehensive (Loss)/Income
The components of comprehensive (loss)/income, both gross and net of tax, for Second Quarter 2008 and Second Quarter 2007 are as follows:

Second Quarter 2008
(in thousands)	Gross	Tax	Net
Net income	$36,085	7,434	28,651

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(56,493)	(19,773)	(36,720)
Less: Reclassification adjustment for gains included in net income	(1,923)	(673)	(1,250)

Net unrealized losses	(58,416)	(20,446)	(37,970)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	24	8	16
Prior service cost	30	11	19

Defined benefit pension plans	54	19	35

Comprehensive loss	$(22,277)	(12,993)	(9,284)

Second Quarter 2007
(in thousands)	Gross	Tax	Net
Net income	$47,786	11,900	35,886

Components of other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses during the period	(23,571)	(8,250)	(15,321)
Less: Reclassification adjustment for gains included in net income	(13,148)	(4,602)	(8,546)

Net unrealized losses	(36,719)	(12,852)	(23,867)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	113	40	73
Prior service cost	30	10	20

Defined benefit pension plans	143	50	93

Comprehensive income	$11,210	(902)	12,112

The components of comprehensive (loss)/income, both gross and net of tax, for Six Months 2008 and Six Months 2007 are as follows:

Six Months 2008
(in thousands)	Gross	Tax	Net
Net income	$62,687	13,533	49,154

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(96,008)	(33,603)	(62,405)
Less: Reclassification adjustment for gains included in net income	(3,428)	(1,200)	(2,228)

Net unrealized losses	(99,436)	(34,803)	(64,633)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	49	17	32
Prior service cost	59	21	38

Defined benefit pension plans	108	38	70

Comprehensive loss	$(36,641)	(21,232)	(15,409)

Six Months 2007
(in thousands)	Gross	Tax	Net
Net income	$96,985	23,847	73,138

Components of other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses during the period	(17,300)	(6,055)	(11,245)
Less: Reclassification adjustment for gains included in net income	(24,391)	(8,537)	(15,854)

Net unrealized losses	(41,691)	(14,592)	(27,099)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	227	80	147
Prior service cost	60	21	39

Defined benefit pension plans	287	101	186

Comprehensive income	$55,581	9,356	46,225

NOTE 9. Commitments and Contingencies
At June 30, 2008, we had contractual obligations to invest up to an additional $144 million in other investments that expire at various dates through 2023. There is no certainty that any such additional investment will be required.
NOTE 10. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our seven insurance subsidiaries (the “Insurance Subsidiaries”) as either: (i) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Our management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
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
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Second Quarter 2008 and Six Months 2008;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations and Contingent Liabilities and Commitments; and
•	Federal Income Taxes.
Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; (v) goodwill; and (vi) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our 2007 Annual Report, pages 37 through 44, provides a discussion of each of these critical accounting policies.

Financial Highlights of Results for Second Quarter 2008 and Six Months 2008

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Financial Highlights	June 30,		% or		June 30,		% or
($ in thousands, except per share amounts)	2008	2007	Points		2008	2007	Points

Revenues	$447,352	462,038	(3)%		$898,465	924,147	(3)%
Net income	28,651	35,886	(20)		49,154	73,138	(33)
Diluted net income per share	0.54	0.64	(16)		0.92	1.26	(27)
Diluted weighted-average outstanding shares	53,064	56,721	(6)		53,461	58,610	(9)
GAAP combined ratio	100.9%	100.0	0.9	pts	100.6%	98.7	1.9	pts
Statutory combined ratio	98.7%	97.1	1.6		98.5%	96.4	2.1
Annualized return on average equity	11.1%	14.1	(3.0	)pts	9.4%	14.1	(4.7	)pts
Net income decreased in Second Quarter and Six Months 2008 compared to the same periods last year due to:
•	Pre-tax net investment gains decreased $11.2 million, to $1.9 million, in Second Quarter 2008 and by $21.0 million, to $3.4 million, in Six Months 2008. These decreases reflect other-than-temporary impairment charges of $9.8 million in Second Quarter 2008 due to significant market changes and collateral deterioration across the credit markets. Additionally, higher gains were recognized in the first quarter of 2007 as a result of the sale of various equity securities to reallocate sector exposures. For additional information regarding these other-than-temporary impairment charges, refer to the section below entitled, “Investments.”
•	A decrease in pre-tax underwriting results from our Insurance Operations segment of $3.1 million, to an underwriting loss of $3.3 million, in Second Quarter 2008, and $14.3 million, to an underwriting loss of $4.7 million, in Six Months 2008. These deteriorations were primarily driven by increased catastrophe losses related to 2008 storm activity in portions of our southern and mid-western regions coupled with reduced favorable prior year loss development. These items were partially offset by improvements in our workers compensation line of business from the execution of our strategic initiatives.
•	A decrease in pre-tax net investment income of $2.1 million, to $38.5 million, in Second Quarter 2008 and $4.1 million, to $76.4 million, in Six Months 2008 primarily due to lower returns on our other investments portfolio, partially offset by higher fixed maturity income as a result of a higher invested asset base. In addition, Six Months 2008 includes a $1.6 million loss reflecting the reduction in the fair value of our equity trading portfolio.
Partially offsetting the net income decreases above was a decrease in general corporate expenses related to employee long-term stock compensation awards in both Second Quarter and Six Months 2008 compared to the same periods last year reflecting, among other items, the decrease in the market value of our common stock within the comparable periods.
Diluted net income per share decreased in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007 due to the net income decreases described above, partially offset by the reduction in diluted weighted-average shares outstanding from actions taken under our capital management program. As part of our capital management program, in the twelve-month period ending June 30, 2008, we repurchased approximately 2.3 million shares under our authorized repurchase programs and, during the fourth quarter of 2007, we net-share settled our senior convertible notes resulting in the issuance of approximately 1.2 million shares as well as the elimination of approximately 3.2 million common stock equivalents.

Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through our Insurance Subsidiaries. Effective June 30, 2008, two of our Insurance Subsidiaries, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina, changed their regulatory state of domicile from North Carolina and South Carolina, respectively, to Indiana. This change will help us achieve certain operational efficiencies that will generate ongoing savings of approximately $2 million annually. Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern United States through approximately 920 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 86% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals, and represents approximately 14% of NPW. The underwriting performance of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2007 Annual Report.
Summary of Insurance Operations

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
All Lines	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$387,229	404,923	(4)%		777,069	822,108	(5)%

NPE	375,089	376,351	—		756,362	756,364	—
Less:
Losses and loss expenses incurred	253,651	251,236	1		506,830	497,529	2
Net underwriting expenses incurred	123,110	124,238	(1)		252,121	246,754	2
Dividends to policyholders	1,579	1,022	55		2,114	2,509	(16)

Underwriting (loss) income	$(3,251)	(145)	n/m	%	(4,703)	9,572	(149)%

GAAP Ratios:
Loss and loss expense ratio	67.6%	66.8	0.8	pts	67.0%	65.8	1.2	pts
Underwriting expense ratio	32.9%	32.9	—		33.3%	32.6	0.7
Dividends to policyholders ratio	0.4%	0.3	0.1		0.3%	0.3	—

Combined ratio	100.9%	100.0	0.9		100.6%	98.7	1.9

Statutory Ratios:[1]
Loss and loss expense ratio	66.9%	66.0	0.9		66.4%	65.2	1.2
Underwriting expense ratio	31.4%	30.8	0.6		31.8%	30.9	0.9
Dividends to policyholders ratio	0.4%	0.3	0.1		0.3%	0.3	—

Combined ratio	98.7%	97.1	1.6	pts	98.5%	96.4	2.1	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Statutory Combined Ratio excluding flood is 99.5% for Second Quarter 2008 and 99.2% for Six Months 2008 compared to 98.1% for Second Quarter 2007 and 97.1% for Six Months 2007.
•	NPW decreased in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007 due to the highly competitive insurance marketplace and the slowing economy. These factors are evidenced as follows:
•	Reductions in new business of $17.6 million, to $74.3 million, in Second Quarter 2008, and $28.0 million, to $149.0 million, in Six Months 2008 compared to the same periods last year.
•	Reductions in endorsement and audit activity of $9.8 million, to a net return of premium of $3.6 million, in Second Quarter 2008 and $16.3 million, to a net return of premium of $5.2 million, in Six Months 2008 compared to the same periods last year. Previously, these transactions typically resulted in additional premium due to the growth of the insured businesses over the course of the policy period.

These decreases were partially offset by:
•	Increased net renewals of $13.2 million, to $331.1 million, in Second Quarter 2008 and $7.6 million, to $660.8 million, in Six Months 2008 compared to the same periods last year. These renewals include relatively flat Commercial Lines retention of 78% in Second Quarter and Six Months 2008 and Second Quarter and Six Months 2007, and renewal price decreases, including exposure, of 1% in Second Quarter 2008 and 0.7% in Six Months 2008 compared to decreases, of 0.5% in Second Quarter 2007 and 0.1% in Six Months 2007. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.
•	Increased Personal Lines NPW due to higher rates on both homeowners and personal automobile premiums. For additional information regarding Personal Lines rate filings, see the section below entitled, “Personal Lines Results.”
•	As the decreases in NPW have not yet been fully recognized into income, NPE is flat in Second Quarter and Six Months 2008 compared to the same periods last year.
•	The GAAP loss and loss expense ratio increased 0.8 points in Second Quarter 2008 compared to Second Quarter 2007 reflecting: (i) a 1.7-point increase due to higher catastrophe losses related to storm activity in portions of our southern and mid-western regions; and (ii) a 0.8-point increase related to less favorable prior year loss development than the previous year. These items were partially offset by improvements in our workers compensation line of business from the execution of our strategic initiatives, coupled with a decrease in non-catastrophe property losses due to normal volatility of losses in the commercial property line of business.

The 1.2-point increase in the GAAP loss and loss expense ratio in Six Months 2008 compared to Six Months 2007 includes: (i) a 0.8-point increase related to higher catastrophe losses; (ii) a 0.6-point increase related to less favorable prior year loss development primarily in our commercial automobile line of business; and (iii) increased losses from the first quarter of 2008 on the physical damage portion of our commercial automobile line of business that added 0.6 points to the loss and loss expense ratio. Partially offsetting these items are improvements in the workers compensation line of business.

In our continual efforts to manage our claims process and reduce our loss and loss expense ratio, we have instituted a number of initiatives that are focused on best practices in the following areas:
•	Claims automation;
•	Claims quality and control;
•	Litigation management;
•	Compliance and bill review; and
•	Salvage and subrogation.
We anticipate that these initiatives will reduce cycle time and improve workflows, resulting in the quicker establishment of case reserves, thus leading to lower ultimate loss costs through reduced legal and loss adjustment expenses. In the near term, the quicker establishment of loss reserves inflates our severity statistics, but the longer-term benefit is a refined management of the claims process.
•	The increase in the GAAP underwriting expense ratio in Six Months 2008 compared to Six Months 2007 was primarily attributable to a pre-tax restructuring charge of $3.6 million, or 0.5 points, in the first quarter of 2008 related to our workforce reduction initiative.

We continue to manage our expenses through the following cost containment initiatives: (i) closely monitoring labor costs as reflected in our reduced headcount year-over-year and the above-mentioned restructuring; (ii) targeted changes to our agency commission program implemented in July 2008 and expected to generate a $7 million pre-tax savings; and (iii) the re-domestication of two of our insurance subsidiaries effective June 30, 2008, achieve operational efficiencies with an anticipated annual pre-tax savings of $2 million annually. However, improvements in the underwriting expense ratio resulting from the above initiatives could potentially be offset by reduced premium levels.

Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, loss cost trends, and other factors. Since 2006, the commercial lines sector of the industry has experienced a softening market. This softening market was evident in the first quarter of 2008, when premiums within the U.S. property/casualty insurance industry declined by 2.2% according to “U.S. Property/Casualty — 1st Quarter Financial Review” from A.M. Best, dated June 30, 2008. The premium decline is attributed to pricing pressure and broader policy terms, coupled with weaker economic conditions driven by soaring energy prices, the sluggish housing market, the credit crunch, and a weaker job market. Standard & Poor’s (“S&P”) indicated its belief that, if price declines continue at their current pace, analyst outlooks on some commercial lines carriers will likely be revised downward in the second half of 2008, possibly leading to a negative outlook for the commercial lines sector by the end of the year. Within our commercial lines of business, the pricing trends observed in the first quarter have continued to intensify during the second quarter. We believe that these trends will continue within the commercial lines sector throughout the remainder of 2008.
S&P maintained a stable outlook regarding the U.S. personal lines marketplace in their mid-year update, noting an anticipated increase in merger and acquisition activity, while stating concerns over the long-term sustainability of earnings considering competitive market conditions, a softer pricing cycle, reserve development that is expected to shift towards strengthening, and loss cost inflation that is expected to outpace premium growth. In our Personal Lines business, the growth in NPW and the reduction in combined ratios in 2008 reflect greater pricing accuracy from our new automated MATRIX® system, targeted rate increases across our Personal Lines footprint, and lower expenses due to the Personal Lines restructuring in Second Quarter 2007.
In an effort to grow our business profitably in the current commercial and personal lines market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to complement our strong agency relationships and unique field-based model. Some of the tools we use to lower frequency and severity are our business analytics initiatives, including knowledge management and predictive modeling, safety management, managed care, and enhanced claims review.
We have also developed market-planning tools that allow us to strategically appoint additional independent agencies and agency management specialists (“AMSs”) in under-penetrated territories that have classes of business we know historically have been profitable. During Six Months 2008, the Insurance Subsidiaries added more than 60 independent insurance agencies, bringing our total agency count to approximately 920 as of June 30, 2008. These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.
In addition to this “high touch” component of our business model, we have developed technology that allows agents and the Insurance Subsidiaries’ field teams to input business seamlessly into our systems, while also allowing them to select and price accounts at optimal levels through our business analytics tools. Technology that allows for the seamless placement of business into our systems includes our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of $275,271 per workday were processed through our One & Done® small business system in Second Quarter 2008, up 10% from Second Quarter 2007. We have set a multi-year small business growth target of $350,000 in One & Done® business per work day, and in 2008 our efforts are centered on: (i) better managing price points and scale; (ii) implementing a more comprehensive marketing and branding strategy; and (iii) updating the distribution model to address agent and customer needs. Although overall commercial lines new business was down 21%, our One & Done® new business was up 16% for the Six Months 2008 compared to Six Months 2007.
We also continue to pursue our organic growth strategy. In June 2008, we entered our 22nd primary state, Tennessee, where we completed our initial appointment of 10 agencies and started writing Commercial Lines business. We expect to start writing Personal Lines business in late 2008. In addition to our organic growth strategy, we are taking note of opportunities that marketplace competition may be creating and do not rule out making an opportunistic acquisition.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Commercial Lines	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$331,038	351,469	(6)%		671,124	721,725	(7)%

NPE	323,032	325,966	(1)		653,009	654,977	—
Less:
Losses and loss expenses incurred	216,133	212,065	2		429,322	420,323	2
Net underwriting expenses incurred	105,405	105,922	—		217,287	212,558	2
Dividends to policyholders	1,579	1,022	55		2,114	2,509	(16)

Underwriting (loss) income	$(85)	6,957	(101)%		4,286	19,587	(78)%

GAAP Ratios:
Loss and loss expense ratio	66.9%	65.1	1.8	pts	65.7%	64.2	1.5	pts
Underwriting expense ratio	32.6%	32.5	0.1		33.3%	32.5	0.8
Dividends to policyholders ratio	0.5%	0.3	0.2		0.3%	0.4	(0.1)

Combined ratio	100.0%	97.9	2.1		99.3%	97.1	2.2

Statutory Ratios:
Loss and loss expense ratio	66.5%	64.6	1.9		65.3%	63.8	1.5
Underwriting expense ratio	31.8%	31.0	0.8		32.2%	30.7	1.5
Dividends to policyholders ratio	0.5%	0.3	0.2		0.3%	0.4	(0.1)

Combined ratio	98.8%	95.9	2.9	pts	97.8%	94.9	2.9	pts

•	NPW decreased in Second Quarter and Six Months 2008 compared to the same periods last year due to the highly competitive insurance marketplace and the slowing economy. These factors are evidenced in total Commercial Lines new business, which decreased $20.1 million, to $62.6 million, in Second Quarter 2008 and $33.1 million, to $126.2 million, in Six Months 2008. In addition, endorsement and audit activity decreased by $9.8 million, to a net premium return of $4.1 million in Second Quarter 2008 and $16.2 million, to a net premium return of $5.9 million, in Six Months 2008.

Partially offsetting these NPW decreases is net renewal activity that increased by $13.1 million, to $285.7 million, in Second Quarter 2008 and $7.3 million, to $575.3 million, in Six Months 2008 compared to the same periods last year. These renewals include relatively flat retention of 78% in Second Quarter and Six Months 2008 and Second Quarter and Six Months 2007 and commercial lines renewal price decreases, including exposure, of 1.0% in Second Quarter 2008 and 0.7% in Six Months 2008 compared to decreases of 0.5% in Second Quarter 2007 and 0.1% in Six Months 2007. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.
•	The GAAP loss and loss expense ratio increased 1.8 points in Second Quarter 2008 compared to Second Quarter 2007 reflecting: (i) a 1.9-point increase in catastrophe losses related to storm activity in portions of our southern and mid-western regions; and (ii) a 1.2-point increase related to less favorable prior year loss development. These items were partially offset by improvements in our workers compensation line of business from the execution of our strategic initiatives, coupled with a decrease in non-catastrophe property loss due to normal volatility of losses in the commercial property line of business.

The increase in the GAAP loss and loss expense ratio in Six Months 2008 compared to Six Months 2007 includes: (i) a 0.9-point increase related to higher catastrophe losses; (ii) a 0.6-point increase related to decreased favorable prior year loss development; and (iii) a 0.7-point increase due to normal volatility in the physical damage portion of our commercial automobile line of business. Partially offsetting these items are improvements in our workers compensation line of business.
•	The higher GAAP underwriting expense ratio in Six Months 2008 compared to Six Months 2007 was primarily driven by a $3.6 million restructuring charge in the first quarter of 2008, of which $3.1 million was related to our Commercial Lines business. The restructuring charge, which added approximately 0.5 points to the Commercial Lines GAAP underwriting ratio, reflects costs associated with our workforce reduction expense initiative in the first quarter of 2008.

The following is a discussion on our most significant commercial lines of business:
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$105,042	110,348	(5)%		216,325	229,039	(6)%
Statutory NPE	99,932	101,602	(2)		203,201	205,062	(1)
Statutory combined ratio	103.3%	100.1	3.2	pts	100.2%	97.5	2.7	pts
% of total statutory commercial NPW	32%	31			32%	32
NPW for this line of business decreased in Second Quarter and Six Months 2008 compared to the same periods last year, primarily driven by decreases in new business premiums of $6.5 million, to $17.9 million, in Second Quarter 2008 and $9.4 million, to $36.8 million, in Six Months 2008. Despite significant competition in our middle market and large account business, overall policy counts for this line increased 5% in Second Quarter and Six Months 2008 from the same periods in 2007. Retention on this line remained stable at approximately 76% in Second Quarter and Six Months 2008 and Second Quarter and Six Months 2007, reflecting moderate growth in our small account business, which we define as policies with premiums less than $25,000.
Pricing pressure and higher loss costs continue to challenge profitability in this line of business. However, we continue to concentrate on maintaining our underwriting discipline, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contract and subcontractor underwriting guidelines to minimize losses.
Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$78,753	90,259	(13)%		159,053	183,910	(14)%
Statutory NPE	77,501	80,884	(4)		155,968	163,372	(5)
Statutory combined ratio	98.6%	102.2	(3.6	)pts	96.5%	100.2	(3.7	)pts
% of total statutory commercial NPW	24%	26			24%	25
In Second Quarter and Six Months 2008, NPW on this line decreased, primarily as the result of: (i) competitive pressure from mono-line workers compensation writers, mainly on the upper end of our middle market business and our large account business; (ii) a one-point decrease in retention to 78%; and (iii) lower renewal prices, including exposure, which decreased 0.1% in Second Quarter 2008, compared to an increase of 2.5% in Second Quarter 2007, and increased 0.4% in Six Months 2008 compared to an increase of 2.6% in Six Months 2007. Policy counts increased by 4% in both Second Quarter and Six Months 2008. Due to the fact that we are writing more, smaller premium policies and the average policy premium for this line decreased approximately 12% in Second Quarter 2008 and 13% in Six Months 2008. NPE decreases in Second Quarter and Six Months 2008 compared to the same periods last year are attributable to NPW decreases during the last twelve months.

The improvement in the statutory combined ratio of 3.6 points in Second Quarter 2008 and 3.7 points in Six Months 2008 compared to the same periods last year reflects: (i) favorable prior year statutory development of approximately $3 million, or 3.9 points, in Second Quarter 2008 and $7 million, or 4.5 points in Six Months 2008 compared to no significant prior year statutory development in Second Quarter 2007 and approximately $2 million, or 1.2 points, in Six Months 2007; and (ii) the ongoing progress resulting from the execution of our multi-faceted workers compensation strategy, which incorporates our business analytics tools and underwriting process improvements that enable us to retain and write more of our agents’ best accounts.
Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$78,483	82,781	(5)%		158,682	170,528	(7)%
Statutory NPE	77,758	78,814	(1)		156,982	157,603	—
Statutory combined ratio	96.2%	84.1	12.1	pts	98.2%	86.1	12.1	pts
% of total statutory commercial NPW	24%	23			23%	24
NPW for this line of business decreased in Second Quarter and Six Months 2008 compared to the same periods last year due primarily due to lower new business premiums in this line of business, which were $12.4 million in Second Quarter 2008, down $4.4 million or 26%, and $24.6 million in Six Months 2008, down $6.9 million or 22%. Retention on this line of business was down one point to 80% in both Second Quarter and Six Months 2008. As with the general liability line, we are experiencing the highest level of competition in our middle market and large account business, while our small account business, which we define as policies with premiums less than $25,000, experienced moderate growth. Overall policy counts for this line increased 4% in Second Quarter and Six Months 2008 compared to the same periods in 2007.
The increase in the statutory combined ratio for this line is primarily due to:
•	No significant prior year development in Second Quarter or Six Months 2008 compared to favorable prior year development of approximately $7 million, or 8.9 points, in Second Quarter 2007 and approximately $10 million, or 6.3 points in Six Months 2007 due to lower than anticipated severity in accident years 2004 through 2006.
•	Physical damage losses that were $0.7 million, or 1 point, higher in Second Quarter 2008 and $4.5 million, or 2.9 points, higher in Six Months 2008 compared to the same periods last year. These increases reflect normal volatility that is inherent in property line results.
•	Renewal price decreases on this line, which is our most competitive line of business, including exposure, of 3.1% in Second Quarter 2008 and 3.2% in Six Months 2008 compared to 3.0% in Second Quarter 2007 and 2.6% in Six Months 2007.
Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$48,986	49,431	(1)%		97,230	100,498	(3)%
Statutory NPE	48,575	46,796	4		98,511	93,364	6
Statutory combined ratio	94.4%	94.0	0.4	pts	95.5%	93.1	2.4	pts
% of total statutory commercial NPW	15%	14			14%	14
NPW for this line of business decreased in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007 due to new business premium decreases of $0.8 million, to $11.6 million, in Second Quarter 2008 and $2.3 million, to $22.6 million, in Six Months 2008 coupled with a one point decrease in retention to 77% in Second Quarter and Six Months 2008. NPE increases in Second Quarter and Six Months 2008 compared to the same periods last year are attributable to NPW increases during the last twelve months.

The statutory combined ratio increases in both Second Quarter and Six Months 2008 compared to the same periods last year are attributable to catastrophe losses of $9.0 million in Second Quarter 2008 and $12.3 million in Six Months 2008 related to storm activity in our southern and mid-western regions compared to catastrophe losses of $4.4 million in Second Quarter 2007 and $7.9 million in Six Months 2007. Second Quarter 2008 catastrophe losses were partially offset by decreases in non-catastrophe property losses, reflecting the normal volatility inherent in this line of business.
Personal Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Personal Lines	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$56,191	53,454	5%		105,945	100,383	6%

NPE	52,057	50,385	3		103,353	101,387	2
Less:
Losses and loss expenses incurred	37,518	39,171	(4)		77,508	77,206	—
Net underwriting expenses incurred	17,705	18,316	(3)		34,834	34,196	2

Underwriting loss	$(3,166)	(7,102)	55%		(8,989)	(10,015)	10%

GAAP Ratios:
Loss and loss expense ratio	72.1%	77.7	(5.6	)pts	75.0%	76.1	(1.1	)pts
Underwriting expense ratio	34.0%	36.4	(2.4)		33.7%	33.7	—

Combined ratio	106.1%	114.1	(8.0)		108.7%	109.8	(1.1)

Statutory Ratios:[1]
Loss and loss expense ratio	70.4%	75.1	(4.7)		74.0%	74.7	(0.7)
Underwriting expense ratio	27.7%	30.4	(2.7)		28.8%	31.0	(2.2)

Combined ratio	98.1%	105.5	(7.4	)pts	102.8%	105.7	(2.9	)pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines statutory combined ratio excluding flood is 103.5% for Second Quarter 2008 and 107.6% for Six Months 2008 compared to 112.7% for Second Quarter 2007 and 111.4% for Six Months 2007.
•	NPW increased in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007 primarily due to:
•	Rate actions on our personal automobile line of business, including average renewal rates of 7-13% in various states, including a 6.8% increase in New Jersey that was effective in May 2008.
•	Rate actions on our homeowners line of business, including average renewal rate increases of 4.5% in New Jersey that was effective in April 2007, as well as increases in various other states of 5-7%.
•	Policy count increases of 3% in Second Quarter 2008 and 4% in Six Months 2008 compared the same periods last year.
•	Increased retention in our homeowners line of business of one point to 87% in Six Months 2008 compared to Six Months 2007.
As of June 30, 2008, New Jersey personal automobile business represented 38% of total Personal Lines premium compared to 42% as of June 30, 2007.
•	The decrease in the GAAP loss and loss expense ratio in Second Quarter and Six Months 2008 compared to the same periods in the prior year was driven by premium increases in the respective periods coupled with the following for the Second Quarter 2008: (i) no significant prior year development in Second Quarter 2008 compared to unfavorable prior year development of approximately $1 million in Second Quarter 2007, which increased the GAAP loss and loss expense ratio in Second Quarter 2007 by 2.1 points; and (ii) a decrease in property losses of $0.7 million, or 2.1 points, in Second Quarter 2008 compared to Second Quarter 2007.

•	The GAAP underwriting expense ratio improved in Second Quarter 2008 compared to Second Quarter 2007 primarily due to costs associated with the reorganization of the Personal Lines Department in May of 2007 that reduced the staffing level by 31 employees. This reorganization added 2.6 points to the underwriting expense ratio in Second Quarter 2007.

The GAAP underwriting expense ratio remained flat in Six Months 2008 compared to Six Months 2007. The impact of costs associated with the 2007 reorganization of the Personal Lines Department, which added 1.3 points to the underwriting ratio in Six Months 2007, was partially offset by the impact of the restructuring charge in the first quarter of 2008 related to our workforce reduction initiative. This 2008 restructuring charge, which amounted to approximately $0.5 million for Personal Lines, added approximately 0.5 points to the Personal Lines GAAP underwriting ratio in Six Months 2008.
In order to further address profitability concerns in our Personal Lines, we have developed an improvement plan that incorporates the following:
•	Two automobile rate increases of approximately 6.5% each in New Jersey, effective in May and October 2008. These rate increases apply to all automobile business written in New Jersey. In addition to the New Jersey increases, we have filed or implemented other rate increases in various other states for our automobile business that range between 5-17%. Some of these increases apply to all automobile business in such states and some only apply to automobile business written prior to the implementation of MATRIX®.
•	In August 2008, we will be able to receive the full indicated rate on all MATRIX® automobile renewal business in New Jersey, as these policies will no longer be subject to the 20% annual cap imposed by the New Jersey Department of Banking and Insurance.
•	Homeowners rate increases of 5.0% in New Jersey were filed in Second Quarter 2008. Additionally, we have filed or implemented other rate actions include implemented or filed increases in various other states for our homeowners business that range between 6-14%.
Reinsurance
We have successfully completed negotiations of our July 1, 2008 excess of loss treaties with highlights as follows:
Property Excess of Loss
The Property Excess of Loss treaty was renewed with a $28.0 million limit in excess of a $2.0 million retention, a $5 million increase from the prior treaty of $23.0 million limit in a excess of a $2.0 million retention.
•	The per occurrence cap on the second layer was increased to $40.0 million from $22.5 million, bringing the total per occurrence limit for the program to $64.0 million compared to the $46.5 million limit in the expiring treaty.
•	The annual aggregate limit for the second $20.0 million in excess of $10.0 million layer was also increased, by an additional reinstatement, to $80.0 million. The first layer continues to have unlimited reinstatements.
Casualty Excess of Loss
The Casualty Excess of Loss treaty (“Casualty Treaty”) was restructured effective July 1, 2008 into one treaty encompassing all casualty lines, including workers compensation. As a result, the Workers Compensation Only treaty was not renewed at July 1, 2008. The current program provides the following coverage:
•	The first layer was expanded from a workers compensation only layer to now include all lines, which significantly reduces uncertainty surrounding losses in that layer. This layer provides coverage up to 65% of $3.0 million in excess of a $2.0 million retention.
•	The next four layers provide coverage up to 100% of $45.0 million in excess of a $5.0 million retention.
•	The sixth layer provides coverage up to 75% of $40.0 million in excess of a $50.0 million retention.
•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation including a $40.0 million in excess of $50.0 million layer, is $175.8 million for all losses.
The cost of layers above $5 million has decreased 2% to $10 million. On a fiscal year basis, the ceded premium for the entire casualty program will be approximately $10 million above the expiring premium due to the significant extension in coverage. The overall impact of the restructured program will be to improve insurance operations by about $2.0 million with lower investment income being offset due to higher ceded premium.

Investments
Our investment portfolio consists primarily of fixed maturity investments (82%), but also contains equity securities (6%), short-term investments (6%), and other investments (6%). Our investment philosophy includes certain return and risk objectives for the fixed maturity and equity portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk; a secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices. We aim to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Net investment income — before tax	$38,515	40,642	(5)%		76,381	80,505	(5)%
Net investment income — after tax	30,082	31,788	(5)		59,453	62,945	(6)
Total invested assets					3,708,875	3,541,366	5
Effective tax rate	21.9%	21.8	0.1	pts	22.2%	21.8	0.4	pts
Annual after-tax yield on fixed maturity securities					3.6%	3.6	—
Annual after-tax yield on investment portfolio					3.2%	3.5	(0.3)
The decreases in net investment income, before tax, of $2.1 million for Second Quarter 2008 and $4.1 million in Six Months 2008 compared to Second Quarter and Six Months 2007 were primarily attributable to decreased returns on the alternative investment portion of our other investments portfolio of $3.8 million, to $0.3 million, in Second Quarter 2008 and $4.3 million, to $2.2 million, in Six Months 2008 due, in part, to the slowing of merger and acquisition activity in the current credit tightening environment. Partially offsetting the reduced alternative investment return is increased income on our fixed maturity security portfolio due to a higher invested asset base. In addition, Six Months 2008 includes a $1.6 million reduction in the fair value of our equity trading portfolio.
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 82% of invested assets. The portfolio has an average S&P rating of “AA+.” The following table presents the Moody’s Investor Service (“Moody’s”) and S&P’s ratings of our fixed maturities portfolio:

	Unaudited
	June 30,	December 31,
Rating	2008	2007
Aaa/AAA	51%	69%
Aa/AA	33%	16%
A/A	11%	9%
Baa/BBB	5%	6%
Ba/BB or below	<1%	<1%

Total	100%	100%

The shift in the percentage of securities rated “AAA” to those rated “AA” since December 31, 2007 is primarily due to downgrades of mono-line insurers, which have adversely impacted the ratings on our municipal bond and ABS portfolios. At June 30, 2008, municipal securities with insurance enhancement represented 27% of our fixed maturity securities portfolio and the average credit rating of the underlying securities was “AA-.” High credit quality continues to be a cornerstone of our investment strategy, as almost 100% of the fixed maturity securities in our portfolio are investment grade. At June 30, 2008, non-investment grade securities (below “BBB-”) represented less than 1%, or approximately $8 million, of our fixed maturity portfolio. Our mortgage-backed securities portfolio totaled $679.2 million at June 30, 2008, with an average credit rating of “AA+.” Within our investment portfolio, we define sub prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650. Our bond portfolio, as of June 30, 2008, included one security with a cost and market value of $1.5 million that has a FICO® score below 650. Our RMBS, residential asset-backed securities (“RABS”) and commercial mortgage-backed securities (“CMBS”) portfolios also include $68.9 million of Alternative A securities (“Alt-A”) rated AAA by S&P and $5.4 million in Alt-A collateralized debt obligations (“CDOs”) rated A-.

To manage and mitigate exposure, we perform analysis on mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales as well as other information that aids in determination of the health of the underlying assets. We also consider overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.
Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio to achieve an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest the fixed maturities portfolio primarily in intermediate-term securities to limit the overall interest rate risk of fixed maturity investments. Generally, the Insurance Subsidiaries have a duration mismatch between assets and liabilities. The duration of the fixed maturity portfolio, including short-term investments, is 3.8 years compared to a liability duration of approximately 3.4 years for the Insurance Subsidiaries. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. The duration mismatch is managed with a laddered maturity structure and an appropriate level of short-term investments that avoids liquidation of available-for-sale fixed maturities in the ordinary course of business. Liquidity is always a consideration when buying or selling securities but, because of the high quality and active market for the majority of securities in our investment portfolio, the securities sold have not diminished the overall liquidity of our portfolio. Our normal liquidity requirements have historically been met by operating cash flow from the Insurance Operations and Diversified Insurance Services segments. We expect future liquidity requirements to be met by these sources of funds or, if necessary, from borrowings under our credit facility or the issuance of debt and equity securities. Managing investment risk by adhering to these strategies is intended to protect the interests of the policyholders of our Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for other-than-temporary impairment charges. The following table summarizes our net realized gains by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Six Months ended	Six Months ended
($ in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Held-to-maturity fixed maturities
Gains	$—	—	10	—
Losses	—	—	—	—
Available-for-sale fixed maturities
Gains	525	139	1,058	355
Losses	(13,144)	(703)	(14,298)	(1,008)
Available-for-sale equity securities
Gains	15,100	13,774	17,697	25,464
Losses	(558)	(62)	(1,029)	(420)

Total net realized gains	$1,923	13,148	3,438	24,391

Our realized gains from equity securities in Second Quarter and Six Months 2008 were primarily due to the sale of certain long-term equity investments in an effort to reallocate various portfolio and sector exposures.
Our realized losses from fixed maturities in Second Quarter and Six Months 2008 include other-than-temporary impairment charges. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. For additional information on our periodic evaluation for other-than-temporary impairment, refer to “Critical Accounting Policies and Estimates” contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2007 Annual Report.

During Second Quarter 2008, our realized losses on available-for-sale fixed maturity securities included $9.8 million of other-than-temporary impairment charges associated with seven ABSs, one RMBS, and one corporate bond. We also had $2.8 million in realized losses in connection with the sale of two ABSs. The majority of these other-than-temporary impairment charges, as well as the two securities that were sold, were associated with issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated during Second Quarter 2008. In general, these securities were experiencing increased conditional default rates and loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although the majority of these securities were insured or guaranteed by mono-line bond guarantors, recent downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss. The lack of an underlying rating and collateral performance that had deteriorated over the past three months presented negative credit and pricing pressure; therefore, we could no longer reasonably assert that the recovery period, if any, would be temporary. As a result of our evaluation, we recorded other-than-temporary impairment charges of $9.8 million, which resulted in the corresponding increase in realized losses from fixed maturities in Second Quarter and Six Months 2008.
Despite the issues surrounding the securities above, we maintain a high quality and liquid investment portfolio and the sale of securities that produced realized gains or impairment charges that produced realized losses did not change the overall liquidity of the investment portfolio. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and the turnover is low, which has resulted in many securities accumulating large unrealized gains. Every purchase or sale is made with the intent of improving future investment returns.
The following tables present the period of time that available-for-sale fixed maturity and equity securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	June 30, 2008		June 30, 2007
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$16.7	0.3	13.8	0.2
7 – 12 months	3.8	0.2	5.3	0.1
Greater than 12 months	2.2	2.8	10.2	0.2

Total fixed maturities	22.7	3.3	29.3	0.5

Equity securities:
0 – 6 months	0.1	0.1	1.4	0.1
7 – 12 months	3.1	0.4	—	—
Greater than 12 months	—	—	—	—

Total equity securities	3.2	0.5	1.4	0.1

Total	$25.9	3.8	30.7	0.6

	Unaudited		Unaudited
	Six Months ended		Six Months ended
	June 30, 2008		June 30, 2007
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$16.7	0.3	13.8	0.2
7 – 12 months	8.6	0.4	5.3	0.1
Greater than 12 months	2.2	2.8	10.2	0.2

Total fixed maturities	27.5	3.5	29.3	0.5

Equity securities:
0 – 6 months	3.6	0.5	2.6	0.3
7 – 12 months	3.2	0.5	0.3	0.2

Total equity securities	6.8	1.0	2.9	0.5

Total	$34.3	4.5	32.2	1.0

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized losses recorded in our accumulated other comprehensive income by asset class and by length of time for all available-for-sale securities that have continuously been in an unrealized loss position at June 30, 2008 and December 31, 2007:

	Unaudited
	June 30, 2008		December 31, 2007
Period of time in an		Gross		Gross
unrealized loss position	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 – 6 months	$921.4	18.4	219.2	8.0
7 – 12 months	157.1	23.8	188.6	11.6
Greater than 12 months	232.0	26.5	340.5	5.7

Total fixed maturities	1,310.5	68.7	748.3	25.3

Equities:
0 – 6 months	25.0	1.6	25.7	1.1
7 – 12 months	16.9	2.9	1.1	0.4

Total equity securities	41.9	4.5	26.8	1.5

Total	$1,352.4	73.2	775.1	26.8

Unrealized losses for fixed maturity securities and equities increased, primarily due to the credit stress which caused credit spreads to widen, dislocation in the capital markets, inflation worries, and general uncertainty about the U.S. economy. As of June 30, 2008, there were 413 securities in our portfolio in an unrealized loss position, including certain securities that were priced at a significant discount to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.
However, in spite of our continued belief that unrealized losses on certain securities are not necessarily predictive of the ultimate performance of the underlying collateral, future write-downs may be necessary in light of unprecedented market and liquidity disruptions.
We have no available-for-sale fixed maturity securities, with fair values continuously less than 85% of their amortized costs for more than nine months as of June 30, 2008. The following tables present information regarding the severity of unrealized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of June 30, 2008:

Fair Value as a percentage of Amortized Cost	Unrealized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(32.3)	1,222.1
75% but less than 85% of amortized cost	(7.7)	34.3
Less than 75% of amortized cost	(28.7)	54.1

Gross unrealized losses on fixed maturity securities	(68.7)	1,310.5
Gross unrealized gains on fixed maturity securities	31.2	1,733.9

Net unrealized losses on fixed maturity securities	$(37.5)	3,044.4

	75% but less	Less than
	than 85% of	75% of
Duration of Unrealized Loss Position	Amortized	Amortized
($ in millions)	Cost	Cost
0 – 3 months	$(2.5)	(3.6)
4 – 6 months	(5.2)	(11.9)
7 – 9 months	—	(13.2)

Gross unrealized losses	$(7.7)	(28.7)

In addition, the following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at June 30, 2008 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$75.0	72.2
Due after one year through five years	507.9	485.1
Due after five years through ten years	665.6	634.4
Due after ten years through fifteen years	114.4	105.3
Due after fifteen years	16.3	13.5

Total	$1,379.2	1,310.5

Investments Outlook
The escalating credit crisis and interest rate volatility continued into Second Quarter 2008 as more economic indicators point to an extended period of economic slowdown or recession. The Federal Funds rate was reduced by 25 basis points, to 2%, in April 2008 and future rate actions are uncertain in light of inflationary concerns. The difficult economy may lead to increased corporate loan default rates and there is the possibility of a global recession, as economic growth in Japan and Europe is expected to soften.
For fixed maturity securities, yield and income generation remain the key drivers to our investment strategy and our overall philosophy is to invest with a long-term horizon and a “buy-and-hold” principle. Reliance on independent investment research to avoid potential difficulties will continue to be a key driver behind our investment decisions. The continued volatility in fixed income spreads may provide attractive investment opportunities, particularly in the municipal bond sector.
With all these risks present, we are increasingly cautious in the equities markets and will continue to manage through this period of uncertainty by investing in companies with more defensive characteristics, such as strong balance sheets and reasonable valuations. Other considerations are favorable long-term corporate performance and attractive relative historical valuations.
Our long-term outlook for our other investments portfolio continues to be positive, particularly relative to other traditional asset classes of stocks, bonds, and cash. Investors with available cash are finding assets for sale at very attractive terms in these difficult markets. However, in the near term, we expect the current credit crisis to curb merger and acquisition activity, which will reduce the returns that many private equity sponsors have been able to realize over the past few years. The expected slowdown in merger and acquisition activity and the corresponding reduction in distributions to private equity investors have begun to materialize. Long-term, we believe these conditions create a favorable investment environment, as risk has been repriced and financial discipline will be restored to the financial markets.

Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: (i) human resource administration outsourcing (“HR Outsourcing”); and (ii) flood insurance. These operations contributed $0.06 per diluted share in Second Quarter 2008 compared to $0.07 per diluted share in Second Quarter 2007, and $0.11 per diluted share in Six Months 2008 compared to $0.12 per diluted share in Six Months 2007. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Six Months ended
	June 30,		% Change		June 30,		% Change
($ in thousands)	2008	2007	or Points		2008	2007	or Points
HR Outsourcing
Revenue	$13,498	14,928	(10)%		$28,616	31,723	(10)%
Pre-tax profit	841	1,341	(37)		1,577	2,599	(39)
Flood Insurance
Revenue	14,013	13,656	3		26,110	24,066	8
Pre-tax profit	2,983	3,765	(21)		5,042	5,767	(13)
Other
Revenue	2,553	2,093	22		5,137	4,066	26
Pre-tax profit	1,115	963	16		2,605	2,070	26
Total
Revenue	30,064	30,677	(2)		59,863	59,855	—
Pre-tax profit	4,939	6,069	(19)		9,224	10,436	(12)
After-tax profit	3,270	4,019	(19)		6,083	6,923	(12)
After-tax return on revenue	10.9%	13.1	(2.2	)pts	10.2%	11.6	(1.4)	pts
HR Outsourcing
•	HR Outsourcing revenue declined in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007, primarily as a result of a reduction in worksite employees. As of June 30, 2008, our worksite employees were down 9% to 24,660, compared to 27,215 as of June 30, 2007, due to the current economic downturn.

•	Pre-tax profit decreased in our HR Outsourcing business in Second Quarter and Six Months 2008 compared to the same periods in the prior year are mainly due to pricing pressure on our workers compensation product and reduced worksite lives. Workers compensation rates have been reduced by Florida regulators by 18.4% for 2008, after a 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes. In the fourth quarter of 2007, we reduced our internal workforce at this operation by 11% to better align expenses with production.
Flood Insurance
•	Our Flood revenues are primarily derived from two activities: (i) fees associated with servicing policy premium; and (ii) fees associated with handling claims. Revenue increases of 3% in Second Quarter 2008 and 8% in Six Months 2008 compared to the same periods last year were mainly attributable to the increase in servicing in-force flood premium, which increased 17% to $153.9 million as of June 30, 2008 compared to June 30, 2007. Partially offsetting this increase are: (i) a 0.5-point reduction, to 29.7%, in fees paid to us by the National Flood Insurance Program (“NFIP”) in relation to servicing premium, which was effective June 1, 2008; and (ii) a reduction in claims handling fees paid to us by the NFIP, effective June 1, 2008. The current structure includes fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with 1.5% of incurred losses. Prior to June 1, 2008, we received claims handling fees equal to 3.3% of incurred losses. Revenues associated with handling flood claims decreased to $0.9 million in Second Quarter 2008 compared to $1.4 million in Second Quarter 2007 and $1.0 million in Six Months 2008 compared to $1.4 million in Six Months 2007.

•	The decrease in pre-tax profit in Second Quarter and Six Months 2008 compared to Second Quarter and Six Months 2007 is primarily due to: (i) the decrease in revenues associated with handling flood claims as mentioned above; and (ii) increased commissions to agents.
Diversified Insurance Services Outlook
Consistent with trends in the professional employer industry that are pointing to flat to negative worksite lives growth associated with the current economic downturn, we expect client sales for our HR Outsourcing products to continue to be difficult.

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
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
Liquidity is a measure of our ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investments position at June 30, 2008 was $234.5 million, up from $198.6 million at December 31, 2007. Earlier this year, we determined that it was prudent to increase our minimum targeted cash and short-term investment balances due to the volatility in the financial markets, even though there is an opportunity cost associated with this decision.
Sources of cash consist of dividends from our subsidiaries, the issuance of debt and equity securities, and the sale of our common stock under our employee and agent stock purchase plans. However, our ability to receive dividends from our subsidiaries is restricted. Dividends from our Insurance Subsidiaries are subject to the approval and/or review of the insurance regulators in their respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31st. Based on the 2007 audited statutory financial statements, and in light of the Second Quarter 2008 re-domestication of Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina to Indiana, the Insurance Subsidiaries are permitted to pay to Selective Insurance Group, Inc., in 2008, ordinary dividends in the aggregate amount of approximately $140.8 million. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report.
Our Insurance Subsidiaries generate cash flows primarily from insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, we ladder our fixed maturity investments so that some issues are always maturing and providing a source of predictable cash flow for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.8 years as of June 30, 2008, while the liabilities of our Insurance Subsidiaries have a duration of 3.4 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
Another potential source of cash flows is our syndicated line of credit agreement with Wachovia Bank, National Association, as administrative agent. Under this agreement, we have access to a $50.0 million credit facility, which can be increased to $75.0 million with the consent of all lending parties. At June 30, 2008, no balances were outstanding under this credit facility.
Selective HR Solutions (“Selective HR”), our HR Outsourcing business, generates cash flows from its operations. Dividends from Selective HR are restricted by its operating needs and a professional employer organization licensing requirement that it maintain a current ratio of at least 1:1. The current ratio, which Selective HR generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations and is calculated by dividing current assets by current liabilities. Selective HR provided Selective Insurance Group, Inc. with dividends of $0.9 million in Six Months 2008 and $2.6 million in Six Months 2007.

Dividends on shares of our common stock are declared and paid at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during Second Quarter 2008 and Second Quarter 2007. For further information regarding our notes payable, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report. At June 30, 2008, the amount available for dividends to holders of our common stock, in accordance with the restrictions of the 2000 Senior Notes, was $318.5 million. Our ability to continue to pay dividends to our stockholders is also dependent in large part on the ability of our Insurance Subsidiaries and Selective HR to pay dividends. Restrictions on the ability of our subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends, could materially affect our ability to pay principal and interest on indebtedness and dividends on common stock. Book value per share decreased to $19.32 as of June 30, 2008 from $19.81 as of December 31, 2007.
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
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2008, we had stockholders’ equity of $1,017.7 million and total debt of $273.9 million.
Our cash requirements include, but are not limited to, principal and interest payments on various notes payable and dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include agents’ commissions, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below entitled “Contractual Obligations and Contingent Liabilities and Commitments.”
As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, and increasing stockholders’ dividends. In Six Months 2008, we repurchased approximately 1.8 million shares of our common stock under our authorized share repurchase program at a cost of $40.5 million. As of June 30, 2008, there were 1.7 million shares remaining under the current repurchase authorization that extends through July 26, 2009.
Ratings
We are rated by major rating agencies, which provide opinions of our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in Second Quarter 2008 as “A+ (Superior),” their second highest of fifteen ratings. We have been rated “A” or higher by A.M. Best for the past 75 years, with our current rating of “A+ (Superior)” being in place for the last 47 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.

Our ratings by other major rating agencies are as follows:
•	S&P’s Insurance Rating Services — our “A+” financial strength rating was reaffirmed in the third quarter of 2007.

•	Moody’s — our “A2” financial strength rating and our “positive” outlook was received in the third quarter of 2006.

•	Fitch Ratings — our “A+” rating was reaffirmed in Second Quarter 2008.
The reaffirmation by S&P cited our strong competitive position with close ties to our agents, strong operating performance, very strong operating company capitalization, and good financial flexibility. Our S&P financial strength rating and Moody’s rating also affect our ability to access capital markets. In addition, our interest rate under our line of credit varies based upon Selective Insurance Group, Inc.’s debt ratings from S&P and Moody’s.
There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Off-Balance Sheet Arrangements
At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2007. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At June 30, 2008, we have contractual obligations that expire at various dates through 2023 to invest up to an additional $144.0 million in other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report.
Federal Income Taxes
Total federal income tax expense decreased $4.5 million for Second Quarter 2008 to $7.4 million, and $10.3 million for Six Months 2008 to $13.5 million, compared to Second Quarter and Six Months 2007, respectively. The decrease was attributable to decreased pre-tax income from our Insurance Operations and Investments segments. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for Second Quarter 2008 was 20.6%, compared with 24.9% for Second Quarter 2007 and 21.6% for Six Months 2008 compared to 24.6% for Six Months 2007. These decreases are primarily the result of reduced net investment gains, which are taxed at 35%, during Second Quarter and Six Months 2008 compared to the same periods last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2007 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2008 or Six Months that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (ii) insurers defending first-party coverage claims brought against us. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding Selective Insurance Group, Inc.’s purchases of its common stock in Second Quarter 2008:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
April 1 – 30, 2008	4,105	23.08	—	2,500,835
May 1 – 31, 2008	569,641	21.24	563,765	1,937,070
June 1 – 30, 2008	188,575	21.69	188,304	1,748,766

Total	762,321	21.36	752,069

[1]	Second Quarter 2008 included 9,877 shares purchased from employees in connection with the vesting of restricted stock and 375 shares purchased from employees in connection with stock option exercises. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares, which were purchased at the current market value of Selective Insurance Group, Inc.’s common stock on the dates of purchase, were not purchased as part of the publicly announced program.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4 million shares, which is scheduled to expire on July 26, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Selective Insurance Group, Inc.’s 2008 Annual Meeting of Stockholders was held on April 24, 2008. The results of the voting, which was conducted in person and by proxy, were included in Item 4 “Submission of Matters to a Vote of Security Holders” on Form 10-Q for the period ended March 31, 2008.
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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By:	/s/ Gregory E. Murphy	August 1, 2008

Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	August 1, 2008

Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith