Form 10-Q
period 2008-09-30
SELECTIVE INSURANCE GROUP INC
filed 2008-10-31
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2008, there were 52,767,647 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
($ in thousands, except share amounts)	2008	2007
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value of: $1,328 - 2008; $5,927 - 2007)	$1,284	5,783
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $3,094,331 - 2008; $3,049,913 - 2007)	3,020,727	3,073,547
Equity securities, available-for-sale — at fair value (cost of: $157,445 - 2008; $160,390 - 2007)	197,201	274,705
Short-term investments — at cost which approximates fair value	181,839	190,167
Equity securities, trading — at fair value (cost of: $9,740 - 2008)	7,666	—
Other investments	208,947	188,827

Total investments	3,617,664	3,733,029
Cash and cash equivalents	14,178	8,383
Interest and dividends due or accrued	35,539	36,141
Premiums receivable, net of allowance for uncollectible accounts of: $4,153 - 2008; $3,905 - 2007	543,060	496,363
Other trade receivables, net of allowance for uncollectible accounts of: $206 - 2008; $244 - 2007	24,748	21,875
Reinsurance recoverable on paid losses and loss expenses	5,066	7,429
Reinsurance recoverable on unpaid losses and loss expenses	239,810	227,801
Prepaid reinsurance premiums	99,942	82,182
Current federal income tax	—	4,235
Deferred federal income tax	109,993	22,375
Property and equipment — at cost, net of accumulated depreciation and amortization of: $129,091 - 2008; $117,832 - 2007	52,702	58,561
Deferred policy acquisition costs	224,103	226,434
Goodwill	33,637	33,637
Other assets	41,053	43,547

Total assets	$5,041,495	5,001,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,262,342	2,182,572
Reserve for loss expenses	380,807	359,975
Unearned premiums	907,846	841,348
Senior convertible notes	—	8,740
Notes payable	273,872	286,151
Current federal income tax	3,607	—
Commissions payable	48,842	60,178
Accrued salaries and benefits	84,253	88,079
Other liabilities	102,162	98,906

Total liabilities	4,063,731	3,925,949

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 95,094,584 - 2008; 94,652,930 - 2007	190,189	189,306
Additional paid-in capital	212,543	192,627
Retained earnings	1,149,380	1,105,946
Accumulated other comprehensive (loss) income	(31,019)	86,043
Treasury stock — at cost (shares: 42,326,937- 2008; 40,347,894 - 2007)	(543,329)	(497,879)

Total stockholders’ equity	977,764	1,076,043

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,041,495	5,001,992

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Net premiums written	$400,541	409,523	1,177,610	1,231,631
Net increase in unearned premiums and prepaid reinsurance premiums	(28,031)	(31,263)	(48,738)	(97,007)

Net premiums earned	372,510	378,260	1,128,872	1,134,624
Net investment income earned	36,134	43,674	112,515	124,179
Net realized (losses) gains	(22,577)	2,814	(19,139)	27,205
Diversified Insurance Services revenue	30,481	29,331	90,344	89,186
Other income	568	1,390	2,989	4,423

Total revenues	417,116	455,469	1,315,581	1,379,617

Expenses:
Losses incurred	215,095	204,304	635,140	616,235
Loss expenses incurred	40,351	42,455	127,136	128,053
Policy acquisition costs	121,271	125,630	374,075	373,249
Dividends to policyholders	1,151	1,440	3,265	3,949
Interest expense	5,036	5,832	15,472	18,155
Diversified Insurance Services expenses	24,794	24,670	75,433	74,089
Other expenses	6,852	4,424	19,807	22,187

Total expenses	414,550	408,755	1,250,328	1,235,917

Income before federal income tax	2,566	46,714	65,253	143,700

Federal income tax (benefit) expense:
Current	10,449	234	34,467	30,571
Deferred	(16,875)	9,361	(27,360)	2,871

Total federal income tax (benefit) expense	(6,426)	9,595	7,107	33,442

Net income	$8,992	37,119	58,146	110,258

Earnings per share:
Basic net income	$0.17	0.72	1.11	2.10

Diluted net income	$0.17	0.66	1.09	1.92

Dividends to stockholders	$0.13	0.12	0.39	0.36
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2008		2007
Common stock:
Beginning of year	$189,306		183,124
Dividend reinvestment plan (shares: 59,704 - 2008; 58,082 - 2007)	119		116
Convertible debentures (shares: 45,759 - 2008; 849,349 - 2007)	92		1,699
Stock purchase and compensation plans (shares: 336,191 - 2008; 779,108 - 2007)	672		1,559

End of period	190,189		186,498

Additional paid-in capital:
Beginning of year	192,627		153,246
Dividend reinvestment plan	1,267		1,276
Convertible debentures	645		9,843
Stock purchase and compensation plans	18,004		21,463

End of period	212,543		185,828

Retained earnings:
Beginning of year	1,105,946		986,017
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $3,344	6,210
Net income	58,146	58,146	110,258	110,258
Cash dividends to stockholders ($0.39 share - 2008; $0.36 per share - 2007)	(20,922)		(19,633)

End of period	1,149,380		1,076,642

Accumulated other comprehensive (loss) income:
Beginning of year	86,043		100,601
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,334)	(6,210)
Other comprehensive (loss) income, (increase) decrease in:
Net unrealized losses on investment securities, net of deferred income tax effect of: $(59,737) - 2008; $(7,376) - 2007	(110,940)	(110,940)	(13,699)	(13,699)
Defined benefit pension plans, net of deferred income tax effect of: $48 - 2008; $172 - 2007	88	88	319	319

End of period	(31,019)		87,221

Comprehensive (loss) income		(52,706)		96,878

Treasury stock:
Beginning of year	(497,879)		(345,761)
Acquisition of treasury stock (shares: 1,979,043 - 2008; 5,879,779 - 2007)	(45,450)		(147,804)

End of period	(543,329)		(493,565)

Total stockholders’ equity	$977,764		1,042,624

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months ended
	September 30,
($ in thousands)	2008	2007

Operating Activities
Net income	$58,146	110,258

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,329	21,391
Share-based compensation expense	14,094	16,166
Net realized loss (gain)	19,139	(27,205)
Deferred tax	(27,360)	2,871
Unrealized loss on trading securities	6,448	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	88,638	160,852
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	48,609	97,549
Decrease (increase) in net federal income tax recoverable	7,842	(18,235)
Increase in premiums receivable	(46,697)	(93,717)
Increase in other trade receivables	(2,873)	(154)
Decrease (increase) in deferred policy acquisition costs	2,331	(17,056)
Decrease in interest and dividends due or accrued	623	1,250
Decrease in reinsurance recoverable on paid losses and loss expenses	2,363	442
Decrease in accrued salaries and benefits	(6,473)	(13,229)
Decrease in accrued insurance expenses	(15,849)	(377)
Purchase of trading securities	(6,587)	—
Sale of trading securities	17,586	—
Other-net	10,782	2,330

Net adjustments	133,945	132,878

Net cash provided by operating activities	192,091	243,136

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(437,003)	(377,021)
Purchase of equity securities, available-for-sale	(50,551)	(127,392)
Purchase of other investments	(44,380)	(51,197)
Purchase of short-term investments	(1,591,302)	(1,622,327)
Sale of fixed maturity securities, available-for-sale	112,890	102,660
Sale of short-term investments	1,599,629	1,590,804
Redemption and maturities of fixed maturity securities, held-to-maturity	4,530	915
Redemption and maturities of fixed maturity securities, available-for-sale	229,598	264,528
Sale of equity securities, available-for-sale	63,143	126,395
Proceeds from other investments	11,263	31,815
Purchase of property and equipment	(5,535)	(10,427)

Net cash used in by investing activities	(107,718)	(71,247)

Financing Activities
Dividends to stockholders	(19,391)	(17,912)
Acquisition of treasury stock	(45,450)	(147,804)
Principal payment of notes payable	(12,300)	(18,300)
Borrowings under line of credit agreement	—	6,000
Repayment of borrowings under line of credit agreement	—	(6,000)
Net proceeds from stock purchase and compensation plans	5,747	5,784
Excess tax benefits from share-based payment arrangements	1,570	2,762
Principal payments of convertible bonds	(8,754)	—

Net cash used in financing activities	(78,578)	(175,470)

Net increase (decrease) in cash and cash equivalents	5,795	(3,581)
Cash and cash equivalents, beginning of year	8,383	6,443

Cash and cash equivalents, end of period	$14,178	2,862

Supplemental Disclosures of Cash Flows Information
Cash paid during the period for:
Interest	$12,518	15,714
Federal income tax	25,050	46,525
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	169	11,059
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
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern United States;
•	Investments; and
•	Diversified Insurance Services, which provides human resource administration outsourcing products and services, and federal flood insurance administrative services (“Flood”).
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
The Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the third quarters ended September 30, 2008 (“Third Quarter 2008”) and September 30, 2007 (“Third Quarter 2007”) and the nine-month periods ended September 30, 2008 (“Nine Months 2008”) and September 30, 2007 (“Nine Months 2007”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement will be effective on November 15, 2008 and is not expected to have an impact on our results of operations or financial condition.
In June 2007, the Emerging Issues Task Force (“EITF”) of FASB issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. EITF 06-11 was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and we adopted it in the first quarter of 2008. The adoption of EITF 06-11 did not have a material impact on our results of operations or financial condition.
NOTE 4. Investments
Fair Value Measurements
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). We elected to apply the fair value option to certain securities that were being managed by an outside manager at the time of adoption. The securities for which we elected the fair value option were previously held as available-for-sale securities and are now classified as trading securities.
The following table provides information regarding the reclassification and corresponding cumulative-effect adjustment on retained earnings resulting from the initial application of FAS 159 for this portfolio:

	Pre-Adoption		Post-Adoption
	Carrying/Fair	Impact of	Carrying/Fair
	Value at	Fair Value	Value at
($ in thousands)	January 1, 2008	Election Adoption	January 1, 2008
Equity securities:
Available-for-sale securities	$274,705	(25,113)	249,592
Trading securities	—	25,113	25,113

Total equity securities	$274,705	—	274,705

		Accumulated
		Other
	Retained	Comprehensive
($ in thousands)	Earnings	Income	Total
Beginning balance at January 1, 2008	$1,105,946	86,043	1,191,989
Pre-tax cumulative effect of adoption of fair value option	9,554	(9,554)	—
Deferred tax impact	(3,344)	3,344	—

Adjusted beginning balance at January 1, 2008	$1,112,156	79,833	1,191,989

On January 1, 2008, we also adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The impact of adoption of FAS 157 did not have a material impact on our results of operations or financial condition.
The following table provides quantitative disclosures regarding fair value measurements of our invested assets:

		Fair Value Measurements at 9/30/08 Using
		Quoted Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
($ in thousands)	Fair Value at	Assets	Inputs	Inputs
Description	9/30/08	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Equity securities	$7,666	7,666	—	—
Available-for-sale securities (“AFS”):
Fixed maturity securities	3,020,726	79,197	2,941,529	—
Equity securities	197,201	197,201	—	—
Short-term investments	181,839	181,839	—	—
Other investments[1]	18,775	—	18,775	—

Total	$3,426,207	465,903	2,960,304	—

[1]	Alternative investments, included in “Other investments” in the Consolidated Balance Sheets, are not included in the above table, as they are accounted for under the equity method of accounting and are not carried at fair value.
Investment income associated with the above invested assets is included in net investment income in the Consolidated Income Statement, including unrealized gains and losses on our trading securities. In Third Quarter and Nine Months 2008, net investment income included $4.8 million and $6.4 million of reductions in fair value, respectively, representing the change in market value on our trading securities.
Fair values in the above table were generated using various valuation techniques. For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilized a market approach, wherein we used quoted prices in an active market for identical assets (i.e., Level 1 prices). The source of our Level 1 prices for these securities was an external pricing service, which we validated against other external pricing sources.
For the majority of our fixed maturity portfolio and several non-publicly traded equity securities, we also utilized a market approach, using primarily matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities by relying on the securities’ relationship to other benchmark quoted securities, and not by relying exclusively on quoted prices for specific securities (i.e., Level 2 prices). To determine our Level 2 prices for these securities, we used a combination of external pricing sources.
Net realized losses
Our realized losses included $34.9 million for Third Quarter 2008 and $44.6 million for Nine Months 2008 in non-cash other-than-temporary impairment (“OTTI”) charges, which consisted of: (i) $25.3 million for Third Quarter 2008 and $35.0 million for Nine Months 2008 in fixed maturity securities associated with residential mortgage-backed securities (“RMBSs”), commercial mortgage-backed securities (“CMBSs”), asset-backed securities (“ABSs”), and corporate bonds; and (ii) $9.6 million of equity securities and alternative investments for both Third Quarter 2008 and Nine Months 2008. There were no non-cash OTTI charges in Third Quarter 2007 or Nine Months 2007. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; (ii) the length of time and the depth of decline below cost; and (iii) our ability and intent to hold these securities through their recovery periods.

The fixed maturity non-cash OTTI charges of $25.3 million for Third Quarter 2008 and $35.0 million for Nine Month 2008 consisted of the following:
•	$9.3 million for Third Quarter 2008 and $10.1 million for Nine Months 2008 of RMBS and CMBS charges. These charges were caused by the mortgage crisis, including increased delinquency and default rates, which caused widespread market fears, and a slowing of the U.S. economy, which has driven securities to record wide bid/ask spreads on subordinated tranches.
•	$7.4 million for Third Quarter 2008 and $14.7 million for Nine Months 2008 of ABS charges. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated. In general, these securities were experiencing increased conditional default rates and expected loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although some of these securities were insured or guaranteed by mono-line bond guarantors, downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss.
•	$8.6 million for Third Quarter 2008 and $10.2 million for Nine Months 2008 of corporate bond charges. These charges were also due to issuer-specific events, primarily related to two Icelandic bank debt securities, on which the banks defaulted.
The non-cash OTTI charges on the equity and alternative investments of $9.6 million consisted of:
•	$4.8 million from one equity security related to the sharp sell off in the global equity markets stemming from the mortgage and credit crisis which led to concerns that both U.S. and global economic growth would slow in the near future.
•	$4.8 million on two alternative investments directly related to a security held in their portfolio that had considerable unrealized losses because of the severe volatility in the current financial markets and the dramatic market sell off, specifically in commodity prices.
NOTE 5. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2007 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Premiums written:
Direct	$455,058	448,541	1,331,623	1,356,914
Assumed	11,542	17,826	18,789	25,632
Ceded	(66,059)	(56,844)	(172,802)	(150,915)

Net	$400,541	409,523	1,177,610	1,231,631

Premiums earned:
Direct	$421,036	417,939	1,262,199	1,246,291
Assumed	6,569	8,305	21,715	24,485
Ceded	(55,095)	(47,984)	(155,042)	(136,152)

Net	$372,510	378,260	1,128,872	1,134,624

Losses and loss expenses incurred:
Direct	$285,397	253,291	846,290	807,041
Assumed	4,719	6,025	15,031	18,390
Ceded	(34,670)	(12,557)	(99,045)	(81,143)

Net	$255,446	246,759	762,276	744,288

Excluding Flood losses, ceded losses and loss expenses incurred decreased by $6.9 million in the Third Quarter 2008 and $16.7 million in Nine Months 2008 compared to the same periods in 2007 due to normal volatility in losses that are ceded to our reinsurers under our casualty and property excess of loss treaties.

The ceded premiums and losses related to our Flood operations are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
National Flood Insurance Program	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Ceded premiums written	$(48,083)	(40,110)	(129,446)	(110,211)
Ceded premiums earned	(39,144)	(33,859)	(113,209)	(96,895)
Ceded losses and loss expenses incurred	(31,849)	(2,871)	(82,066)	(47,445)
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
Our subsidiaries also provide services to each other in the normal course of business. These transactions totaled $3.6 million in Third Quarter 2008 and $10.5 million in Nine Months 2008 compared with $4.5 million in Third Quarter 2007 and $13.4 million in Nine Months 2007. These transactions were eliminated in all consolidated statements. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following tables present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
Revenue by segment	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Insurance Operations:
Net premiums earned:
Commercial automobile	$75,411	79,709	232,393	237,311
Workers compensation	78,383	80,037	234,351	243,386
General liability	97,861	101,785	301,062	306,848
Commercial property	48,742	48,293	147,253	141,657
Businessowners’ policy	14,389	13,106	42,914	38,981
Bonds	4,732	4,880	14,225	14,257
Other	133	171	462	518

Total commercial lines	319,651	327,981	972,660	982,958

Personal automobile	33,280	32,594	98,827	99,637
Homeowners	17,230	15,612	50,776	46,127
Other	2,349	2,073	6,609	5,902

Total personal lines	52,859	50,279	156,212	151,666

Total net premiums earned	372,510	378,260	1,128,872	1,134,624

Miscellaneous income	566	1,390	2,987	4,361

Total Insurance Operations revenues	373,076	379,650	1,131,859	1,138,985
Investments:
Net investment income	36,134	43,674	112,515	124,179
Net realized (loss) gain on investments	(22,577)	2,814	(19,139)	27,205

Total investment revenues	13,557	46,488	93,376	151,384
Diversified Insurance Services:
Human resource administration outsourcing	12,695	14,048	41,311	45,771
Flood insurance	15,213	13,023	41,323	37,089
Other	2,573	2,260	7,710	6,326

Total Diversified Insurance Services revenues	30,481	29,331	90,344	89,186

Total all segments	417,114	455,469	1,315,579	1,379,555

Other income	2	—	2	62

Total revenues	$417,116	455,469	1,315,581	1,379,617

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
Income before federal income tax	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Insurance Operations:
Commercial lines underwriting	$583	8,950	4,869	28,537
Personal lines underwriting	(6,321)	(3,828)	(15,310)	(13,844)

Underwriting (loss) income, before federal income tax	(5,738)	5,122	(10,441)	14,693

GAAP combined ratio	101.5%	98.6	100.9	98.7

Statutory combined ratio	97.6%	96.2	98.2	96.3

Investments:
Net investment income	36,134	43,674	112,515	124,179
Net realized (loss) gain on investments	(22,577)	2,814	(19,139)	27,205

Total investment income, before federal income tax	13,557	46,488	93,376	151,384

Diversified Insurance Services:
Income before federal income tax	5,687	4,661	14,911	15,097

Total all segments	13,506	56,271	97,846	181,174

Interest expense	(5,036)	(5,832)	(15,472)	(18,155)
General corporate expenses	(5,904)	(3,725)	(17,121)	(19,319)

Income before federal income tax	$2,566	46,714	65,253	143,700

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

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$1,741	1,864	31	80
Interest cost	2,510	2,241	118	124
Expected return on plan assets	(2,967)	(2,773)	—	—
Amortization of unrecognized prior service cost	38	38	(44)	(9)
Amortization of unrecognized net loss	34	175	—	—

Net periodic cost	$1,356	1,545	105	195

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Nine Months ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$5,258	5,440	192	242
Interest cost	7,391	6,609	387	374
Expected return on plan assets	(8,888)	(8,193)	—	—
Amortization of unrecognized prior service cost	113	114	(60)	(25)
Amortization of unrecognized net loss	83	402	—	—
Special termination benefit	—	900	—	100

Net periodic cost	$3,957	5,272	519	691

As indicated in our 2007 Annual Report, we had originally anticipated contributing $4.2 million to the Retirement Income Plan in 2008. That estimate has been revised to $6.1 million, of which $5.0 million has been paid as of September 30, 2008.
NOTE 8. Comprehensive (Loss) Income
The components of comprehensive (loss) income, both gross and net of tax, for Third Quarter 2008 and Third Quarter 2007 are as follows:

Third Quarter 2008	Unaudited
(in thousands)	Gross	Tax	Net
Net income	$2,566	(6,426)	8,992

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(93,834)	(32,842)	(60,992)
Less: Reclassification adjustment for losses included in net income	22,593	7,908	14,685

Net unrealized losses	(71,241)	(24,934)	(46,307)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	34	12	22
Prior service cost	(6)	(2)	(4)

Defined benefit pension plans	28	10	18

Comprehensive loss	$(68,647)	(31,350)	(37,297)

Third Quarter 2007	Unaudited
(in thousands)	Gross	Tax	Net
Net income	$46,714	9,595	37,119

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	23,430	8,201	15,229
Less: Reclassification adjustment for gains included in net income	(2,814)	(985)	(1,829)

Net unrealized gains	20,616	7,216	13,400
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	175	61	114
Prior service cost	29	10	19

Defined benefit pension plans	204	71	133

Comprehensive income	$67,534	16,882	50,652

The components of comprehensive (loss) income, both gross and net of tax, for Nine Months 2008 and Nine Months 2007 are as follows:

Nine Months 2008	Unaudited
(in thousands)	Gross	Tax	Net
Net income	$65,253	7,107	58,146

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(189,842)	(66,445)	(123,397)
Less: Reclassification adjustment for losses included in net income	19,165	6,708	12,457

Net unrealized losses	(170,677)	(59,737)	(110,940)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	83	29	54
Prior service cost	53	19	34

Defined benefit pension plans	136	48	88

Comprehensive loss	$(105,288)	(52,582)	(52,706)

Nine Months 2007	Unaudited
(in thousands)	Gross	Tax	Net
Net income	$143,700	33,442	110,258

Components of other comprehensive income:
Unrealized losses on securities:
Unrealized holding gains during the period	6,130	2,146	3,984
Less: Reclassification adjustment for gains included in net Income	(27,205)	(9,522)	(17,683)

Net unrealized losses	(21,075)	(7,376)	(13,699)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	402	141	261
Prior service cost	89	31	58

Defined benefit pension plans	491	172	319

Comprehensive income	$123,116	26,238	96,878

NOTE 9. Federal Income Taxes
Total federal income taxes decreased by $16.0 million for Third Quarter 2008, to a benefit of $6.4 million, and decreased by $26.3 million for Nine Months 2008, to an expense of $7.1 million, compared to Third Quarter 2007 and Nine Months 2007, respectively. These decreases, which reduced our effective tax rate to negative 250% in Third Quarter 2008 compared to 21% in Third Quarter 2007 and 11% in Nine Months 2008 compared to 23% in Nine Months 2007, were attributable to reduced pre-tax profit levels coupled with the amount of tax-advantage income earned.
NOTE 10. Commitments and Contingencies
At September 30, 2008, we had contractual obligations to invest up to an additional $126.2 million in other investments that expire at various dates through 2023. There is no certainty that any such additional investments will be required.
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
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Third Quarter 2008 and Nine Months 2008;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations and Contingent Liabilities and Commitments; and
•	Federal Income Taxes.
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

Financial Highlights of Results for Third Quarter 2008 and Nine Months 2008

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
Financial Highlights	September 30,		% or		September 30,		% or
($ in thousands, except per share amounts)	2008	2007	Points		2008	2007	Points

Revenues	$417,116	455,469	(8)%		$1,315,581	1,379,617	(5)%
Net income	8,992	37,119	(76)		58,146	110,258	(47)
Diluted net income per share	0.17	0.66	(74)		1.09	1.92	(43)
Diluted weighted-average outstanding shares	52,994	56,434	(6)		53,397	58,017	(8)
GAAP combined ratio	101.5%	98.6	2.9	pts	100.9%	98.7	2.2	pts
Statutory combined ratio	97.6%	96.2	1.4		98.2%	96.3	1.9
Annualized return on average equity	3.6%	14.5	(10.9	) pts	7.5%	13.9	(6.4	) pts
Net income decreased in Third Quarter and Nine Months 2008 compared to the same periods last year due to:
•	A decrease in pre-tax net realized gains on investment securities of: (i) $25.4 million, to a net loss of $22.6 million, in Third Quarter 2008; and (ii) $46.3 million, to a net loss of $19.1 million, in Nine Months 2008. These decreases reflect non-cash OTTI charges of $34.9 million in Third Quarter 2008 and $44.6 million in Nine Months 2008 due to the continuing market volatility and unprecedented collateral deterioration across the credit markets. For additional information regarding these OTTI charges, refer to the section below entitled, “Investments.”
•	A decrease in pre-tax underwriting results from our Insurance Operations segment of: (i) $10.9 million, to an underwriting loss of $5.7 million, in Third Quarter 2008, and (ii) $25.1 million, to an underwriting loss of $10.4 million, in Nine Months 2008. These deteriorations were primarily driven by increased catastrophe losses of $10.9 million, to $12.8 million, for Third Quarter 2008 and $16.9 million, to $30.9 million, for Nine Months 2008. These increased catastrophe losses were mainly related to 2008 storm activity in our southern and mid-western states, including an estimated $8.5 million of losses and loss adjustment expenses related to Hurricane Ike. In the quarter, we had an increase of $2 million, to $7 million, in favorable prior year development, while in Nine Months 2008, we had a $2 million decrease in favorable prior year development, to $10 million.
•	A decrease in pre-tax net investment income of: (i) $7.5 million, to $36.1 million, in Third Quarter 2008; and (ii) $11.7 million, to $112.5 million, in Nine Months 2008. These decreases were primarily due to lower returns on our other investments portfolio, which includes alternative investments, as well as losses on our externally managed equity trading portfolio. These lower returns, compared to strong returns a year ago, resulted from falling financial asset values due to the general weakness in the financial markets and the significant slowdown in merger and acquisition activity stemming from the current tight credit environment. Our equity trading portfolio has experienced losses due to the sell off in the equity markets, as well as the collapse in commodity prices in Third Quarter 2008.
•	Federal income taxes decreased by: (i) $16.0 million in Third Quarter 2008, to a benefit of $6.4 million; and (ii) $26.3 million in Nine Months 2008, to an expense of $7.1 million. These decreases reflect the tax impact of reduced underwriting results and realized losses recognized mainly due to non-cash OTTI charges.
Diluted net income per share decreased in Third Quarter and Nine Months 2008 compared to Third Quarter and Nine Months 2007 due to the items described above, partially offset by the reduction in diluted weighted-average shares during the 12-month period ending September 30, 2008. During that period, we repurchased approximately 1.8 million shares under our authorized repurchase programs and net-share settled our outstanding senior convertible notes resulting in the issuance of approximately 1.2 million shares as well as the elimination of approximately 3.2 million common stock equivalents.

Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through our Insurance Subsidiaries. Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern United States through approximately 940 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses, and represents approximately 86% of net premiums written (“NPW”), and (ii) personal lines (“Personal Lines”), which markets primarily to individuals, and represents approximately 14% of NPW. The underwriting performances of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2007 Annual Report. Effective June 30, 2008, two of our Insurance Subsidiaries, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina, changed their regulatory state of domicile from North Carolina and South Carolina, respectively, to Indiana. This change will help us achieve certain operational efficiencies that will generate ongoing pre-tax savings of approximately $2 million annually.
Summary of Insurance Operations

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
All Lines	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$400,541	409,523	(2)%		1,177,610	1,231,631	(4)%

NPE	372,510	378,260	(2)		1,128,872	1,134,624	(1)
Less:
Losses and loss expenses incurred	255,446	246,759	4		762,276	744,288	2
Net underwriting expenses incurred	121,651	124,939	(3)		373,772	371,694	1
Dividends to policyholders	1,151	1,440	(20)		3,265	3,949	(17)

Underwriting (loss) income	$(5,738)	5,122	(212)%		(10,441)	14,693	(171)%

GAAP Ratios:
Loss and loss expense ratio	68.6%	65.2	3.4	pts	67.5%	65.6	1.9	pts
Underwriting expense ratio	32.6%	33.0	(0.4)		33.1%	32.8	0.3
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.3%	0.3	—

Combined ratio	101.5%	98.6	2.9		100.9%	98.7	2.2

Statutory Ratios:[1]
Loss and loss expense ratio	67.9%	64.9	3.0		67.0%	65.1	1.9
Underwriting expense ratio	29.4%	30.9	(1.5)		30.9%	30.9	—
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.3%	0.3	—

Combined ratio	97.6%	96.2	1.4	pts	98.2%	96.3	1.9	pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total statutory combined ratio excluding flood was 98.5% for Third Quarter 2008 and 98.9% for Nine Months 2008 compared to 96.8% for Third Quarter 2007 and 97.0% for Nine Months 2007.
•	NPW decreased in Third Quarter and Nine Months 2008 compared to the same periods last year due to the highly competitive insurance marketplace and the slowing economy. These factors are evidenced in our new business, which decreased by $8.1 million, to $84.5 million, in Third Quarter 2008 and $36.1 million, to $233.6 million, in Nine Months 2008. Endorsement and audit activity decreased by $1.6 million, to a net premium return to policyholders of $0.9 million in Third Quarter 2008 and $23.2 million, to a net premium return to policyholders of $9.0 million, in Nine Months 2008. In addition, there were reductions in assumed business from voluntary school board and mandatory commercial automobile pools in both the quarter and year-to-date periods.

In addition to the items noted above, we have seen pressure on renewal pricing. Renewal price decreases, including exposure, were 2.0% in Third Quarter 2008 and 1.2% in Nine Months 2008 compared to renewal prices that remained flat in Third Quarter and Nine Months 2007. Despite this renewal pricing pressure, net renewals, excluding endorsement activity, increased by $10.2 million, to $329.4 million, in Third Quarter 2008 and $17.7 million, to $990.2 million, in Nine Months 2008 compared to the same periods last year. These renewals include retention that was relatively flat in both the quarter and year-to-date periods. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.
•	As the result of decreased NPW over the last 12 months, NPE declined in Third Quarter and Nine Months 2008 compared to the same periods last year.
•	The GAAP loss and loss expense ratio increased 3.4 points in Third Quarter and 1.9 points in Nine Months 2008 compared to same periods last year, reflecting increased catastrophe losses related to 2008 storm activity primarily in our southern and mid-western regions. These storms, including Hurricane Ike in Third Quarter 2008, added a total of $12.8 million, or 3.4 points, to losses in Third Quarter 2008 and $30.9 million, or 2.7 points, in Nine Months 2008. For the comparable periods last year, catastrophe losses added $1.9 million, or 0.5 points, and $14.0 million, or 1.2 points, respectively.

While this type of loss activity is part of the normal volatility in our property lines of business, we continue to manage our claims process in an effort to reduce our loss and loss expense ratio. To that end, we have instituted a number of initiatives that are focused on best practices in the following areas:
•	Claims automation;

•	Claims quality and control;

•	Litigation management;

•	Compliance and bill review;

•	Workers compensation review; and

•	Salvage and subrogation.
We anticipate that these initiatives will reduce cycle time and improve workflows, resulting in the quicker establishment of case reserves, thus leading to lower ultimate loss costs through reduced legal and loss adjustment expenses. The quicker establishment of loss reserves inflates our severity statistics in the near term, but we expect the longer-term benefit to be a refined management of the claims process.
•	The reduction in the GAAP underwriting expense ratio in Third Quarter 2008 compared to Third Quarter 2007 is primarily driven by lower expected payments of profit-based incentives to our agents and employees, reflecting lower NPW and underwriting results during 2008, and benefits realized from our cost containment initiatives including: (i) targeted changes to our agency commission program implemented in July 2008 and expected to generate annual savings of $7 million, pre-tax; (ii) the re-domestication of two of our insurance subsidiaries effective June 30, 2008, to achieve operational efficiencies with an anticipated pre-tax savings of $2 million annually; and (iii) our workforce reduction in the first quarter of 2008.

The increase in the GAAP underwriting expense ratio in Nine Months 2008 compared to Nine Months 2007 is primarily attributable to a pre-tax restructuring charge of $3.6 million, or 0.3 points, in the first quarter of 2008 related to our workforce reduction, coupled with reductions in NPE as compared to last year. Partially offsetting these increases are the benefits realized from the cost containment initiatives mentioned above.

In both the quarter and year-to-date periods, the underwriting expense ratio is higher on a GAAP basis than on a statutory basis. This is due to the fact that the impact of our cost containment initiatives, while recognized immediately on a statutory basis, is recognized on a GAAP basis over a 12-month period. However, improvements in the underwriting expense ratio resulting from these initiatives could potentially be offset by reduced premium levels.

Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, loss cost trends, and other factors. Since 2006, the industry has been experiencing a softening market under which both personal and commercial lines pricing are declining. In the first six months of 2008, premiums within the U.S. property and casualty insurance industry declined approximately $1.6 billion, or 0.7%. The industry’s overall combined ratio deteriorated to 102.1%, according to A.M. Best’s “U.S. Property/Casualty - 6-Month Financial Review” report dated September 23, 2008. This combined ratio deterioration was mainly due to continued price softening, challenging market conditions, unusually high catastrophe losses, and significant underwriting losses reported by mortgage and financial guaranty insurers. A.M. Best believes competitive pressures will continue in virtually all lines of business and top-line growth will continue to be under pressure for the U.S. property and casualty industry. We believe this pressure will put further stress on bottom line results. In its report entitled, “A.M. Best Revises Year-End 2008 Projections for the U.S. P/C Industry,” A.M. Best increased its projection for the property and casualty industry-wide combined ratio for 2008 to 103.2% up from its initial projection of 98.6%, with commercial and personal lines projected to end the year at 104.0% and 102.5%, respectively. The initial projections for these lines were 97.5% and 99.5%, respectively.
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
We also have developed market-planning tools that allow us to identify and strategically appoint additional independent agencies and agency management specialists (“AMSs”) in under-penetrated territories with classes of business in which we historically have been profitable. During Nine Months 2008, the Insurance Subsidiaries added about 90 independent insurance agencies, bringing our total agency count to approximately 940. These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.
In addition to this “high touch” component of our business model, we have developed technology that allows agents and the Insurance Subsidiaries’ field teams to input business seamlessly into our systems, which, with our business analytic tools, also allows them to select and price accounts at optimal levels. In 2008, we received the Commercial Lines Interface Carrier of the Year award from the Applied Systems Client Net (“ASCnet”), the user group for Applied Systems® agency management technology. We received this award in recognition of our superior download and real-time interface technology with our independent agents.
Technology that allows for the seamless placement of business into our systems includes our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of approximately $270,000 per workday were processed through our One & Done® small business system during Nine Months 2008, up 12% from the same period in 2007. We have set a multi-year small business growth target of $350,000 in One & Done® business per work day, and in 2008 our efforts are centered on: (i) better managing price points and scale; (ii) implementing a more comprehensive marketing and branding strategy; and (iii) updating the distribution model to address agent and customer needs. Although overall commercial lines new business was down 17% in Nine Months 2008 compared to Nine Months 2007, our One & Done® new business was up 12% for the same comparable periods.
We also continue to pursue our organic growth strategy. In June 2008, we entered our 22nd footprint state, Tennessee, where we initially appointed 11 agencies and started writing Commercial Lines business. We expect to begin writing Personal Lines business in Tennessee in the fourth quarter of 2008. We are taking note of opportunities that marketplace competition may be creating and do not rule out making an opportunistic acquisition.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
Commercial Lines	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$344,309	355,669	(3)%		1,015,433	1,077,394	(6)%

NPE	319,651	327,981	(3)		972,660	982,958	(1)
Less:
Losses and loss expenses incurred	213,859	209,430	2		643,181	629,753	2
Net underwriting expenses incurred	104,058	108,161	(4)		321,345	320,719	—
Dividends to policyholders	1,151	1,440	(20)		3,265	3,949	(17)

Underwriting income	$583	8,950	(93)%		4,869	28,537	(83)%

GAAP Ratios:
Loss and loss expense ratio	66.9%	63.9	3.0	pts	66.1%	64.1	2.0	pts
Underwriting expense ratio	32.5%	33.0	(0.5)		33.1%	32.6	0.5
Dividends to policyholders ratio	0.4%	0.4	—		0.3%	0.4	(0.1)

Combined ratio	99.8%	97.3	2.5		99.5%	97.1	2.4

Statutory Ratios:
Loss and loss expense ratio	66.5%	63.4	3.1		65.6%	63.7	1.9
Underwriting expense ratio	29.8%	31.6	(1.8)		31.5%	31.0	0.5
Dividends to policyholders ratio	0.4%	0.4	—		0.3%	0.4	(0.1)

Combined ratio	96.7%	95.4	1.3	pts	97.4%	95.1	2.3	pts

•	NPW decreased in Third Quarter and Nine Months 2008 compared to the same periods last year due to the highly competitive insurance marketplace and the slowing economy. These factors are evidenced in total Commercial Lines new business, which decreased by $8.6 million, to $73.5 million, in Third Quarter 2008 and $41.8 million, to $199.7 million, in Nine Months 2008. Endorsement and audit activity decreased by $1.5 million, to a net premium return to policyholders of $1.1 million in Third Quarter 2008 and $23.1 million, to a net premium return to policyholders of $9.9 million in Nine Months 2008. In addition, there were reductions in assumed business from voluntary school board and mandatory commercial automobile pool assumptions in both the quarter and year-to-date periods.

We also have seen pressure on renewal pricing which decreased, including exposure, 2.0% in Third Quarter 2008 and 1.2% in Nine Months 2008. These renewal prices remained flat in both Third Quarter and Nine Months 2008. Despite the pricing pressure, net renewals, excluding endorsement activity, increased by $8.9 million, to $283.4 million, in Third Quarter 2008 and $16.2 million, to $858.8 million, in Nine Months 2008 compared to the same periods last year. These renewals include retention that was relatively flat in both the quarter and year-to-date periods. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.
•	The GAAP loss and loss expense ratio increased 3.0 points in Third Quarter 2008 and 2.0 points in Nine Months 2008 compared to the same periods last year, reflecting an increase in catastrophe losses. These losses, which in 2008 are the result of storms in our southern and mid-west regions, added $10.5 million, or 3.2 points, to the loss and loss expense ratio in Third Quarter 2008 and $25.5 million, or 2.6 points, in Nine Months 2008. For the comparable periods last year, catastrophe losses added $1.6 million, or 0.5 points, and $11.0 million, or 1.1 points, respectively.
•	The reduction in the GAAP underwriting expense ratio in Third Quarter 2008 compared to Third Quarter 2007 was primarily driven by lower expected payments of profit-based incentives to our agents and employees coupled with the benefits realized from our cost containment initiatives, which are outlined in the “Summary of Insurance Operations” section above.

The increase in the GAAP underwriting expense ratio in Nine Months 2008 compared to Nine Months 2007 was primarily attributable to a pre-tax restructuring charge of $3.1 million, or 0.3 points, in the first quarter of 2008 related to our workforce reduction initiative.

The following is a discussion on our most significant commercial lines of business:
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$101,922	105,901	(4)%		318,247	334,940	(5)%
Statutory NPE	97,861	101,785	(4)		301,062	306,848	(2)
Statutory combined ratio	98.5%	100.9	(2.4	) pts	99.6%	98.6	1.0	pts
% of total statutory commercial NPW	29%	30			31%	31
NPW for this line of business decreased in Third Quarter and Nine Months 2008 compared to the same periods last year, primarily driven by decreases in new business premiums of $3.4 million, to $19.7 million, in Third Quarter 2008 and $12.8 million, to $56.5 million, in Nine Months 2008. Despite significant competition in our middle market and large account business, overall policy counts for this line increased 7% in Third Quarter and 6% in Nine Months 2008 from the same periods in 2007, reflecting moderate growth in our small account business, which we define as policies with premiums less than $25,000. Retention on this line remained stable at approximately 74% in the quarterly periods and decreased one point to 75% in Nine Months 2008 compared to Nine Months 2007.
Pricing pressure and higher loss costs continue to challenge profitability in this line of business. However, we continue to concentrate on maintaining our underwriting discipline, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contract and subcontractor underwriting guidelines to minimize losses.
Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$86,653	88,977	(3)%		245,706	272,887	(10)%
Statutory NPE	78,383	80,049	(2)		234,351	243,422	(4)
Statutory combined ratio	91.0%	99.5	(8.5	) pts	94.6%	100.0	(5.4	) pts
% of total statutory commercial NPW	25%	25			24%	25
In Third Quarter and Nine Months 2008, NPW on this line decreased primarily as the result of: (i) competitive pressure from mono-line carriers willing to write workers compensation policies, mainly on the upper end of our middle market business and our large account business; (ii) a one-point decrease in retention, to 80%, in Third Quarter 2008 compared to Third Quarter 2007; and (iii) lower renewal prices, including exposure, which decreased 1.7% in Third Quarter 2008, compared to an increase of 4.2% in Third Quarter 2007, and decreased 0.3% in Nine Months 2008, compared to an increase of 3.3% in Nine Months 2007. Policy counts increased by 8% in Third Quarter 2008 and by 5% in Nine Months 2008 compared to the prior year periods, as we are writing more, smaller premium policies. The average policy premium for this line decreased approximately 3% in Third Quarter 2008 and 10% in Nine Months 2008. NPE decreases in Third Quarter and Nine Months 2008 compared to the same periods last year are attributable to NPW decreases during the last twelve months.
The improvement in the statutory combined ratio of 8.5 points in Third Quarter 2008 and 5.4 points in Nine Months 2008 compared to the same periods last year reflects: (i) favorable prior year statutory development of approximately $5 million, or 6.4 points, in Third Quarter 2008 compared to favorable prior year statutory development of approximately $3 million, or 4.3 points, in Third Quarter 2007; (ii) favorable prior year statutory development of approximately $12 million, or 5.1 points in Nine Months 2008 compared to favorable prior year statutory development of approximately $5 million, or 2.2 points, in Nine Months 2007; and (iii) the ongoing progress resulting from the execution of our multi-faceted workers compensation strategy, which incorporates our business analytics tools and underwriting process improvements that enable us to price and retain our best accounts, as well as grow our book of business.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$80,595	85,161	(5)%		239,277	255,688	(6)%
Statutory NPE	75,411	79,709	(5)		232,393	237,311	(2)
Statutory combined ratio	98.1%	86.3	11.8	pts	98.1%	86.1	12.0	pts
% of total statutory commercial NPW	23%	24			23%	24
NPW for this line of business decreased in Third Quarter and Nine Months 2008 compared to the same periods last year primarily due to lower new business premiums in this line of business. New business was $13.8 million in Third Quarter 2008, down $2.9 million, or 17%, and $38.3 million in Nine Months 2008, down $9.8 million, or 20%. This is our most competitive line in regards to pricing as evidenced by renewal price decreases, including exposure, of 4.2% in Third Quarter 2008 and 3.6% in Nine Months 2008. In the comparative periods from last year, renewal price decreases, including exposure, were 3.0% and 2.7%, respectively. Retention on this line of business remained stable at 80% in all periods. As with the general liability line, we are experiencing the highest level of competition in our middle market and large account business, while our small account business, which we define as policies with premiums less than $25,000, experienced moderate growth. Overall policy counts for this line increased 7% in Third Quarter and 5% in Nine Months 2008 compared to the same periods in 2007.
The increase in the statutory combined ratio for this line is primarily due to:
•	Adverse prior year statutory reserve development of approximately $1 million, or 1.3 points, in Third Quarter 2008, and approximately $1 million, or 0.4 points, in Nine Months 2008. This adverse development compares to favorable prior year development of approximately $6 million, or 7.5 points, in Third Quarter 2007 and approximately $16 million, or 6.7 points in Nine Months 2007 due to lower than anticipated severity in accident years 2004 through 2006, the trend of which has not continued into 2008.
•	Physical damage losses that were $4.7 million, or 2.2 points, higher in Nine Months 2008 as compared to last year reflecting normal volatility that is inherent in property line results.
•	Renewal price decreases, including exposure, as discussed above.
Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Statutory NPW	$55,152	55,845	(1)%		152,381	156,344	(3)%
Statutory NPE	48,741	48,293	1		147,253	141,657	4
Statutory combined ratio	98.8%	91.0	7.8	pts	96.5%	92.3	4.2	pts
% of total statutory commercial NPW	16%	16			15%	14
NPW for this line of business decreased in Third Quarter 2008, compared to the same period in the prior year, due to a $2.4 million decrease in assumed premiums primarily from voluntary school board pool business, partially offset by increases in new business in the quarter. NPW in the year-to-date period was also impacted by the decrease in assumed business, which amounted to $2.5 million, coupled with a new business premium decrease of $0.3 million, to $37.0 million, compared to the same period last year. Retention decreased one point in both Third Quarter and Nine Months 2008 to 76% and 77%, respectively. NPE increases in Third Quarter and Nine Months 2008 compared to the same periods last year are attributable to NPW increases during the last 12 months.
The statutory combined ratio increases are attributable to increased catastrophe losses of $7.6 million, or 15.6 points, to $9.1 million, in Third Quarter 2008, and $12.0 million, or 7.9 points, to $21.4 million, in Nine Months 2008 related to storm activity in our southern and mid-western regions, including the effects of Hurricane Ike. These catastrophe losses were partially offset by decreases in non-catastrophe property losses, reflecting the normal volatility inherent in this line of business.

Personal Lines Results
Personal Lines

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points
GAAP Insurance Operations Results:
NPW	$56,232	53,854	4%		162,177	154,237	5%

NPE	52,859	50,279	5		156,212	151,666	3
Less:
Losses and loss expenses incurred	41,587	37,329	11		119,095	114,535	4
Net underwriting expenses incurred	17,593	16,778	5		52,427	50,975	3

Underwriting loss	$(6,321)	(3,828)	(65)%		(15,310)	(13,844)	(11)%

GAAP Ratios:
Loss and loss expense ratio	78.7%	74.2	4.5	pts	76.2%	75.5	0.7	pts
Underwriting expense ratio	33.3%	33.4	(0.1)		33.6%	33.6	—

Combined ratio	112.0%	107.6	4.4		109.8%	109.1	0.7

Statutory Ratios:[1]
Loss and loss expense ratio	76.9%	74.1	2.8		75.0%	74.5	0.5
Underwriting expense ratio	26.5%	27.1	(0.6)		28.0%	29.6	(1.6)

Combined ratio	103.4%	101.2	2.2	pts	103.0%	104.1	(1.1	) pts

[1]	The statutory ratios include the flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total Personal Lines statutory combined ratio excluding flood is 109.5% for Third Quarter 2008 and 108.3% for Nine Months 2008 compared to 106.2% for Third Quarter 2007 and 109.7% for Nine Months 2007.
•	NPW increased in Third Quarter and Nine Months 2008 compared to Third Quarter and Nine Months 2007 primarily due to:
•	Rate actions on our personal automobile line of business, including average renewal rate increases of 7-13% in various states, including a 6.8 % increase in New Jersey that was effective in May 2008.
•	Rate actions on our homeowners line of business, including average renewal rate increases of 4.5% in New Jersey that were effective in April 2007, as well as increases in various other states of 5-14%.
•	Policy count increases of 3% in Third Quarter 2008 and 4% in Nine Months 2008 compared to the same periods last year.
These items were partially offset by a decline in retention in our personal automobile line of business of two points, to 73%, in Third Quarter 2008 and three points, to 73%, in Nine Months 2008.
•	The increases in the GAAP loss and loss expense ratios were driven by an increase in property losses of approximately $5.0 million in both Third Quarter and Nine Months 2008 when compared to Third Quarter and Nine Months 2007. Catastrophe losses, primarily due to Hurricane Ike and other storms in our mid-western regions, added $2.3 million, or 4.4 points, to the ratios in Third Quarter 2008 and $5.4 million, or 3.4 points, in Nine Months 2008 compared to $0.3 million, or 0.6 points, in Third Quarter 2007 and $3.0 million, or 2.0 points, in Nine Months 2007.
To address profitability concerns in our Personal Lines, we have developed an improvement plan that incorporates the following:
•	Automobile rate increase of approximately 6.5% in New Jersey, effective in October 2008. We also have filed territorial changes for all automobile business in New Jersey effective December 2008 to improve the accuracy of our pricing across the state. These changes apply to all business in New Jersey. In addition to the New Jersey increases, we have filed or implemented rate increases in various other states for our automobile business that range between 5-17%. Some of these increases apply to all automobile business in such states and some only apply to automobile business written prior to the implementation of MATRIXsm.
•	Homeowners rate increases of 5.0% in New Jersey, effective in January 2009.

Reinsurance
Our excess of loss treaties, which renewed on July 1, 2008, have the following characteristics:
Property Excess of Loss
The Property Excess of Loss treaty was renewed with a $28.0 million limit in excess of a $2.0 million retention, a $5.0 million increase in limit from the prior treaty of $23.0 million limit in excess of a $2.0 million retention.
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
Casualty Excess of Loss
The Casualty Excess of Loss treaty (“Casualty Treaty”) was restructured effective July 1, 2008 into one treaty encompassing all casualty lines, including workers compensation. As a result, the Workers Compensation Only treaty was not renewed at July 1, 2008. The current program provides the following coverage:
•	The first layer was expanded from a workers compensation only layer to now include all lines, which reduces our net exposure to losses in this layer. This layer provides coverage up to 65% of $3.0 million in excess of a $2.0 million retention.
•	The next four layers provide coverage up to 100% of $45.0 million in excess of a $5.0 million retention.
•	The sixth layer provides coverage up to 75% of $40.0 million in excess of a $50.0 million retention.
•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation including a $40.0 million in excess of $50.0 million layer, is $175.8 million for all losses.
The cost of the layers above $5.0 million has decreased 2% to $10.0 million. On a fiscal year basis, the ceded premium for the entire casualty program will be approximately $10.0 million above the expiring premium due to the significant extension in coverage. The overall impact of the restructured program will be to improve insurance operation results by about $2.0 million, partially offset by lower investment income due to higher ceded premiums.
Property Catastrophe Excess of Loss
We continue to assess our property catastrophe exposure aggregations, modeled results, and effects of growth on our property book of business and strive to manage our exposure to individual large events balanced against the cost of reinsurance protection.
The following table presents Risk Management Solutions, Inc.’s (“RMS”) v.8.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of July 1, 2008:

	Historic Basis			Stochastic Basis
($ in thousands)	Gross		Net Losses	Gross		Net Losses
Occurrence Exceedence	Losses	Net	as a Percent	Losses	Net	as a Percent
Probability	RMS v.8.0	Losses[1]	of Equity[2]	RMS v.8.0	Losses[1]	of Equity[2]

4.00% (1 in 25 year event )	$50,556	26,995	3%	$71,471	28,966	3%
2.00% (1 in 50 year event)	102,670	31,841	3	136,323	34,181	4
1.00% (1 in 100 year event)	191,153	37,995	4	242,024	40,884	4
0.40% (1 in 250 year event)	386,862	70,687	7	466,021	122,140	12

[1]	Losses are after tax and include applicable reinstatement premium.

[2]	Equity as of September 30, 2008.
RMS v.8.0 allows modeling based on: (i) the long-term averages (historic view); and (ii) projections that include assumptions of elevated hurricane activity in the Atlantic Basin in the short to medium-term (stochastic view). Our current catastrophe program provides protection for: (i) a 1 in 218 year event, or an event with 0.5% probability according to the RMS v.8.0 historic model; and (ii) a 1 in 166 year event, or an event with 0.6% probability according to RMS v.8.0 stochastic model. The current treaty provides per occurrence coverage for 95% of $310.0 million in excess of a $40.0 million retention.

Other Reinsurance Relationships
On September 16, 2008, the Federal Reserve announced that it would provide a two-year revolving credit facility of $85.0 billion to American International Group, Inc. (“AIG”) to ensure that AIG is able to meet its liquidity needs. In addition, on October 8, 2008, AIG entered into a securities lending agreement with the Federal Reserve that allows AIG to lend up to $37.2 billion in less liquid securities to the Federal Reserve in exchange for cash. We maintain reinsurance relationships with the following AIG property and casualty insurance subsidiaries through three currently in-force treaties: The Hartford Steam Boiler Inspection and Insurance Company, National Union Fire Insurance Company, and Transatlantic Reinsurance Company (collectively referred to as the “AIG Subsidiaries”). These AIG Subsidiaries are currently rated “A” by A.M. Best and, as of September 30, 2008, represent $2.1 million, or 1%, of our uncollateralized reinsurance recoverables on paid and unpaid loss and loss adjustment expenses, including incurred but not reported losses. Some of the reinsurance arrangements that the AIG Subsidiaries participate in involve upper layers of casualty business (known as “clash layers”) for which historical experience does not exist. Due to the uncertainty associated with casualty business, and specifically losses reaching those clash layers, current reinsurance recoverables from the AIG Subsidiaries may change materially in the event of a significant loss event well in excess of our historic levels. We continue to monitor developments that may impact our prospects for recovery from the AIG Subsidiaries and are prepared to avail ourselves of certain contractually provided remedies available to us if we determine it to be appropriate.
Investments
Our investment portfolio consists primarily of fixed maturity investments (83%), but also contains equity securities (6%), short-term investments (5%), and other investments (6%). Our investment philosophy includes certain return and risk objectives for the fixed maturity and equity portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices. We aim to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2008	2007	Points		2008	2007	Points

Net investment income – before tax	$36,134	43,674	(17)%		112,515	124,179	(9)%
Net investment income – after tax	28,543	33,409	(15)		87,996	96,354	(9)
Total invested assets					3,617,664	3,629,792	—
Effective tax rate	21.0%	23.5	(2.5	) pts	21.8%	22.4	(0.6	) pts
Annual after-tax yield on fixed maturity securities					3.6%	3.6	—
Annual after-tax yield on investment portfolio					3.2%	3.6	(0.4	) pts
The decreases in net investment income, before tax, of $7.5 million for Third Quarter 2008 and $11.7 million in Nine Months 2008 compared to Third Quarter and Nine Months 2007 were primarily attributable to decreased returns on the alternative investment portion of our other investments portfolio of $3.1 million, to $3.2 million, in Third Quarter 2008 and $7.5 million, to $5.4 million, in Nine Months 2008. These decreased returns were due to falling financial asset values resulting from the general weakness and significant disruptions in the financial markets, as well as the significant slowdown in merger and acquisition activity stemming from the current tight credit environment. In addition, Third Quarter 2008 included $4.8 million, and Nine Months 2008 included $6.4 million, of reductions in the fair value of our equity trading portfolio due to the sell off in the equity markets, as well as the collapse in commodity prices in Third Quarter 2008 coupled with our belief that there is forced selling by certain market participants.

Market Risk
The fair value of our investments is subject to market risk, primarily interest rate, credit, and equity price risk. During 2008, portions of our investment portfolio were adversely affected by events and developments in the capital markets, including decreased market liquidity for certain invested assets, increased credit risk with respect to the types of securities held in our portfolio, and the corresponding credit spread-widening with respect to our invested assets.
The following discussion addresses both credit and equity price risks.
Fixed Maturity Securities
We continue to maintain a conservative, diversified investment portfolio, with fixed maturity investments representing 83% of invested assets. Since December 31, 2007, our fixed maturity portfolio’s unrealized gain has decreased $97.2 million and is now in an unrealized loss position of $73.6 million. Despite this reduction in fair value associated with the current credit crisis, our portfolio has an average Standard and Poor’s (“S&P”) rating of “AA+.”
The following table presents the Moody’s Investor Service (“Moody’s”) and S&P ratings of our fixed maturities portfolios:

	Unaudited
	September 30,	December 31,
Rating	2008	2007
Aaa/AAA	52%	69%
Aa/AA	33%	16%
A/A	9%	9%
Baa/BBB	5%	6%
Ba/BB or below	<1%	<1%

Total	100%	100%

The shift in the percentage of securities rated “AAA” to those rated “AA” since December 31, 2007 is primarily due to downgrades of mono-line insurers, which have adversely impacted the ratings on our municipal bond and ABS portfolios. At September 30, 2008, municipal securities with insurance enhancement represented 27% of our fixed maturity securities portfolio and the average credit rating of the underlying securities was “AA-.” High credit quality continues to be a cornerstone of our investment strategy, as almost 100% of the fixed maturity securities in our portfolio are investment grade. At September 30, 2008, non-investment grade securities (below “BBB-”) represented less than 1%, or approximately $11.8 million, of our fixed maturity portfolio.

The following table summarizes the fair values, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at September 30, 2008 and December 31, 2007:

	September 30, 2008 (unaudited)			December 31, 2007 (unaudited)
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations	$164.3	6.3	AAA	179.7	6.9	AAA
State and municipal obligations	1,742.9	(20.7)	AA+	1,611.1	17.6	AA+
Corporate securities	378.4	(13.4)	A	487.1	7.9	A
Mortgaged-backed-securities (“MBS”)	671.5	(40.6)	AA+	697.9	(7.3)	AA+
ABS	63.6	(5.2)	AA	97.7	(1.5)	AA+

Total AFS portfolio	$3,020.7	(73.6)	AA+	3,073.5	23.6	AA+

State and Municipal Obligations:
Government obligations	$580.4	(4.3)	AA+	521.5	7.3	AA+
Special revenue obligations	1,162.5	(16.4)	AA+	1,089.6	10.3	AA+

Total state and municipal obligations	$1,742.9	(20.7)	AA+	1,611.1	17.6	AA+

Corporate Securities:
Financial	$108.3	(7.4)	A+	183.6	1.6	A+
Industrials	75.7	(0.9)	A-	86.0	2.0	A-
Utilities	47.8	(0.7)	A	49.9	1.5	A
Consumer discretion	39.9	(0.4)	A-	46.7	1.4	A-
Consumer staples	34.2	(1.4)	A	36.8	0.1	A+
Health care	22.0	—	A+	26.7	0.7	A+
Materials	15.6	(1.3)	A-	17.1	0.1	A-
Energy	14.0	(0.3)	A-	18.1	0.3	A
Information technology	11.5	(0.5)	BBB	12.3	0.3	BBB
Telecommunications services	9.4	(0.5)	A-	9.9	(0.1)	A-

Total corporate securities	$378.4	(13.4)	A	487.1	7.9	A

MBS:
CMBS	$281.0	(15.3)	AA+	284.4	(4.6)	AA+
Agency RMBS	239.5	1.1	AAA	221.8	2.2	AAA
Non-agency RMBS	94.6	(12.8)	AA+	119.4	(1.9)	AA+
Alternative-A (“Alt-A”) RMBS	56.4	(13.6)	AAA	72.3	(3.0)	AAA

Total MBS	$671.5	(40.6)	AA+	697.9	(7.3)	AA+

ABS:
ABS	$51.3	(3.3)	AA-	76.5	(1.3)	AA+
Alt-A ABS	10.9	(1.8)	AAA	19.2	(0. 2)	AAA
Sub-prime ABS[1]	1.4	(0.1)	AA	2.0	—	AAA

Total ABS	$63.6	(5.2)	AA	97.7	(1.5)	AA+

[1]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
To manage and mitigate exposure, we perform analyses on mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, as well as other information that aids in determination of the health of the underlying assets. We also consider overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio to achieve an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest the fixed maturities portfolio primarily in intermediate-term securities to limit the overall interest rate risk of fixed maturity investments. The duration of the fixed maturity portfolio as of September 30, 2008, including short-term investments, was 3.8 years compared to the liability duration of approximately 3.4 years for the Insurance Subsidiaries. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale fixed maturities in the ordinary course of business.
Equity Securities
Approximately 5% of our investment portfolio is comprised of AFS equity securities, which were down from 7% at December 31, 2007. The decline in these holdings is primarily attributable to the recent sell off in the equity markets, coupled with sales of equity securities, which have caused a significant decline in our unrealized gains on this portfolio, which was $39.8 million as of September 30, 2008 compared to $114.3 million as of December 31, 2007. We are managing the current market risk by focusing on companies with solid balance sheets, ample liquidity, and strong growth prospects over the long term. We will continue to favor defensive investments and high quality stocks, which have historically outperformed when profit growth has decelerated.
Fair Value Measurements
Fair market valuations for invested assets were generated using various valuation techniques. For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, which amounted to $284.1 million, we utilized a market approach, wherein we used quoted prices in an active market for identical assets (i.e., Level 1 prices). The source of our Level 1 prices for these securities was an external pricing service, which we validated against other external pricing sources.
For the majority of our fixed maturity portfolio and several non-publicly traded equity securities, we also utilized a market approach, using primarily matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities by relying on the securities’ relationship to other benchmark quoted securities, and not by relying exclusively on quoted prices for specific securities (i.e., Level 2 prices). To determine our Level 2 prices for these securities, which have fair values of $2,960.3 million, we used a combination of external pricing sources.
Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for non-cash OTTI charges. The following table summarizes our net realized gains and losses by investment type:

	Unaudited	Unaudited	Unaudited	Unaudited
	Quarter ended	Quarter ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2008	2007	2008	2007
Held-to-maturity fixed maturities
Gains	$17	—	27	—
Losses	(1)	—	(1)	—
Available-for-sale fixed maturities
Gains	26	90	1,084	445
Losses	(27,583)	(1,079)	(41,881)	(2,087)
Available-for-sale equity securities
Gains	14,087	12,910	31,784	38,374
Losses	(5,694)	(8,271)	(6,723)	(8,691)
Other investments
Gains	1,356	847	1,356	847
Losses	(4,785)	(1,683)	(4,785)	(1,683)

Total net realized gains (losses)	$(22,577)	2,814	(19,139)	27,205

Our realized gains from equity securities in Third Quarter and Nine Months 2008 were primarily due to the sale of certain long-term equity investments in an effort to reduce our exposure to the equity markets.
Our realized losses from fixed maturity securities, equity securities, and other investments in Third Quarter and Nine Months 2008 included non-cash OTTI charges. An investment in a fixed maturity or equity security, that is available for sale and reported at fair value, is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down provided that we have the ability and intent to hold such a security to maturity. For additional information on our periodic evaluation for OTTI for our fixed maturity and equity securities, refer to “Critical Accounting Policies and Estimates” contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” section of our 2007 Annual Report.
Our realized losses included $34.9 million for Third Quarter 2008 and $44.6 million for Nine Months 2008 in non-cash OTTI charges which consisted of: (i) $25.3 million for Third Quarter 2008 and $35.0 million for Nine Month 2008 in fixed maturity securities associated with RMBSs, CMBSs, ABSs, and corporate bonds; and (ii) $9.6 million of equity securities and alternative investments for both Third Quarter and Nine Months 2008. There were no non-cash OTTI charges in Third Quarter or Nine Months 2007. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; (ii) length of time and depth of decline below cost; and (iii) our ability and intent to hold these securities through their recovery periods.
The fixed maturity non-cash OTTI charges of $25.3 million for Third Quarter 2008 and $35.0 million for Nine Month 2008 consist of the following:
•	$9.3 million for Third Quarter 2008 and $10.1 million for Nine Months 2008 of RMBS and CMBS charges. These charges were caused by the mortgage crisis, including increased delinquency and default rates, which caused widespread market fears, and a slowing of the U.S. economy, which has driven securities to record wide bid/ask spreads on subordinated tranches.

•	$7.4 million for Third Quarter 2008 and $14.7 million for Nine Months 2008 of ABS charges. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated. In general, these securities were experiencing increased conditional default rates and expected loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although some of these securities were insured or guaranteed by mono-line bond guarantors, downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss.

•	$8.6 million for Third Quarter 2008 and $10.2 million for Nine Months 2008 associated with corporate bond charges. These charges were also due to issuer-specific events, primarily related to two Icelandic bank debt securities, on which the banks defaulted.
The non-cash OTTI charges on the equity and alternative investments of $9.6 million consisted of:
•	$4.8 million from one equity security related to the sharp sell off in the global equity markets stemming from the mortgage and credit crisis, which led to concerns that both U.S. and global economic growth would slow in the near future.

•	$4.8 million on two alternative investments directly related to a security held in their portfolio that had considerable unrealized losses because of the severe volatility in the current financial markets and the dramatic market sell off, specifically in commodity prices.

Despite the issues surrounding the securities above, we believe that we have a high quality and liquid investment portfolio. The sale of securities that produced net realized gains, or impairment charges that produced realized losses, did not change the overall liquidity of the investment portfolio. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and the turnover is low. Every purchase or sale is made with the intent of improving future investment returns.
The following tables present the period of time that available-for-sale fixed maturity and equity securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	September 30, 2008		September 30, 2007
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$22.7	1.0	15.2	0.5
7 – 12 months	2.8	0.2	26.3	0.3
Greater than 12 months	7.2	0.8	—	—

Total fixed maturities	32.7	2.0	41.5	0.8

Equity securities:
0 – 6 months	2.3	0.8	55.9	8.1
7 – 12 months	0.7	0.1	—	—
Greater than 12 months	—	—	0.1	0.1

Total equity securities	3.0	0.9	56.0	8.2

Other investments:
0 – 6 months	—	—	5.3	1.7
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other investments:	—	—	5.3	1.7

Total	$35.7	2.9	102.8	10.7

	Unaudited		Unaudited
	Nine Months ended		Nine Months ended
	September 30, 2008		September 30, 2007
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$39.4	1.3	29.0	0.7
7 – 12 months	11.4	0.6	31.6	0.4
Greater than 12 months	9.4	3.6	10.2	0.2

Total fixed maturities	60.2	5.5	70.8	1.3

Equity securities:
0 – 6 months	5.4	1.3	58.5	8.4
7 – 12 months	3.8	0.6	0.3	0.2
Greater than 12 months	—	—	0.1	0.1

Total equity securities	9.2	1.9	58.9	8.7

Total other investments:
0 – 6 months	—	—	5.3	1.7
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other investments:	—	—	5.3	1.7

Total	$69.4	7.4	135.0	11.7

Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized losses recorded in our accumulated other comprehensive income by asset class and by length of time for all available-for-sale securities that have continuously been in an unrealized loss position at September 30, 2008 and December 31, 2007:

	Unaudited
	September 30, 2008		December 31, 2007
Period of time in an unrealized loss		Gross		Gross
position	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 – 6 months	$1,000.9	24.8	219.2	8.0
7 – 12 months	390.1	40.1	188.6	11.6
Greater than 12 months	233.2	33.2	340.5	5.7

Total fixed maturities	1,624.2	98.1	748.3	25.3

Equities:
0 – 6 months	43.0	6.2	25.7	1.1
7 – 12 months	2.0	1.1	1.1	0.4
Greater than 12 months	—	—	—	—

Total equity securities	45.0	7.3	26.8	1.5

Total	$1,669.2	105.4	775.1	26.8

Unrealized losses for fixed maturity securities and equities increased in Third Quarter and Nine Months 2008 as compared to last year, primarily due to the credit stress which caused credit spreads to widen, dislocation in the capital markets, inflation concerns, and general uncertainty about the U.S. economy. As of September 30, 2008, there were 526 securities in our portfolio in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.
However, in spite of our continued belief that unrealized losses on certain securities are not necessarily predictive of the ultimate performance of the underlying collateral, future write-downs may be necessary in light of unprecedented market and liquidity disruptions, coupled with the length of time and depth of decline in value below cost.
The following tables present information regarding the severity of unrealized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of September 30, 2008:

Fair Value as a Percentage of Amortized Cost	Unrealized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(55.1)	1,506.9
75% or more but less than 85% of amortized cost	(17.5)	70.5
Less than 75% of amortized cost	(25.5)	46.8

Gross unrealized losses on fixed maturity securities	(98.1)	1,624.2
Gross unrealized gains on fixed maturity securities	24.5	1,396.5

Net unrealized losses on fixed maturity securities	$(73.6)	3,020.7

	75% or more
	but less than	Less than
	85% of	75% of
Duration of Unrealized Loss Position	Amortized	Amortized
($ in millions)	Cost	Cost
0 – 3 months	$(8.7)	(2.8)
4 – 6 months	(4.8)	(1.3)
7 – 9 months	(4.0)	(15.0)
10 – 12 months	—	(6.4)

Gross unrealized losses	$(17.5)	(25.5)

In addition, the following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at September 30, 2008 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$88.8	84.9
Due after one year through five years	568.5	536.1
Due after five years through ten years	941.8	895.8
Due after ten years through fifteen years	93.7	84.7
Due after fifteen years	29.5	22.7

Total	$1,722.3	1,624.2

Investments Outlook
The crisis in the global credit markets continues to worry market participants about a deepening recession in the U.S., Europe, and emerging markets. Economic weakness, as evidenced by declines in residential home values, the sharp sell off in the equity markets, reduced consumer spending, and increased unemployment rates has created an atmosphere of economic uncertainty. The passage of government legislation (i.e. the Troubled Asset Relief Program) and the recent coordinated efforts by central banks around the globe to restore investor confidence may have some positive impacts on the debt markets, or at least may provide some liquidity back-stop mechanisms. Nonetheless, we do not anticipate a near-term return to stability in the credit markets as the broad economic effects of the current crisis are likely to be negative for some time to come.
We look to increase the liquidity of the fixed income portfolio by continuing to build a higher allocation to U.S. Treasury bonds, and recognize that liquidity and capital preservation are important aspects of our asset allocation until more stable conditions become apparent. However, the continued volatility in fixed income bid/ask price spreads, as a result of continued forced liquidations, make for possible investment opportunities in numerous sectors. We expect to add select municipal bonds as well as high-quality corporate bonds to our portfolio, focusing on sound credit quality combined with liquidity, value, and yield. In addition, attractive opportunities remain in the securitized sectors, such as high-quality agency RMBS, CMBS, and credit cards.
Considering the recent volatility in the financial markets, we are increasingly cautious in the equities markets. We believe our defensive positioning will continue to be prudent until such time as a more favorable outlook for earnings becomes apparent, and valuations reach sufficiently low levels whereby the risk/return reward would offer a more advantageous entry point into the equity market.
Our long-term outlook for our alternative investment strategy continues to be positive, particularly relative to other traditional asset classes of stocks, bonds, and cash. Although investors with available capital in these difficult markets are finding assets for sale at very attractive terms, we continue to be cautious with our investments in this sector, and expect the current credit crisis to continue to suppress the pace of merger and acquisition activity below historical levels. We believe that stress on the credit markets will continue to reduce the returns that many private equity sponsors have been able to realize over the past few years. However, long-term, we believe the current marketplace creates a favorable investment environment as risk has been repriced and financial discipline will eventually be restored to the financial markets.

Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: (i) human resource administration outsourcing (“HR Outsourcing”); and (ii) flood insurance. These operations contributed $0.07 per diluted share in Third Quarter 2008 compared to $0.05 per diluted share in Third Quarter 2007, and $0.18 per diluted share in Nine Months 2008 compared to $0.17 per diluted share in Nine Months 2007. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s continuing operations are as follows:

	Unaudited				Unaudited
	Quarter ended				Nine Months ended
	September 30,		% Change		September 30,		% Change
($ in thousands)	2008	2007	or Points		2008	2007	or Points
HR Outsourcing
Revenue	$12,695	14,048	(10)%		41,311	45,771	(10)%
Pre-tax profit	1,090	818	33		2,667	3,417	(22)
Flood Insurance
Revenue	15,213	13,023	17		41,323	37,089	11
Pre-tax profit	3,386	2,715	25		8,428	8,482	(1)
Other
Revenue	2,573	2,260	14		7,710	6,326	22
Pre-tax profit	1,211	1,128	7		3,816	3,198	19
Total
Revenue	30,481	29,331	4		90,344	89,186	1
Pre-tax profit	5,687	4,661	22		14,911	15,097	(1)
After-tax profit	3,740	3,075	22		9,823	9,997	(2)
After-tax return on revenue	12.3%	10.5	1.8	pts	10.9	11.2	(0.3	) pts
HR Outsourcing
•	HR Outsourcing revenue declined in Third Quarter and Nine Months 2008 compared to Third Quarter and Nine Months 2007, primarily as a result of a reduction in worksite employees resulting from the current economic downturn. As of September 30, 2008, our worksite employees were down 8%, to 23,709, compared to 25,884 as of September 30, 2007.

•	Pre-tax profit increased in our HR Outsourcing business in Third Quarter 2008 compared to Third Quarter 2007 due to reduced operating expenses, including the impact of the reduction of our internal workforce in the fourth quarter of 2007 to better align our expenses with production.

Pre-tax profit year-to-date was 22% below Nine Months 2007 results mainly due to reduced worksite lives and pricing pressure on our workers compensation product. Workers compensation rates have been reduced by Florida regulators by 18.4% for 2008, after a 15.7% rate decrease that was effective January 1, 2007 for voluntary industrial classes.
Flood Insurance
•	Our Flood revenues are primarily derived from two activities: (i) fees associated with servicing policy premium; and (ii) fees associated with handling claims. On June 1, 2008, the National Flood Insurance Program (“NFIP”) revised their fee structure to provide for fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with fees equal to 1.5% of all incurred losses. Prior to June 1, 2008, we received claims handling fees equal to 3.3% of all incurred losses.

Revenue increases of 17% in Third Quarter 2008 and 11% in Nine Months 2008 compared to the same periods last year were mainly attributable to: (i) an increase of 16% in serviced flood premium in-force, to $160.8 million as of September 30, 2008, compared to September 30, 2007; and (ii) the increase in revenues associated with handling flood claims of $0.9 million, to $0.9 million, in Third Quarter 2008 and $0.5 million, to $2.0 million, in Nine Months 2008 driven primarily by claims associated with Hurricane Ike and the mid-western flooding earlier in the year. Partially offsetting these increases in revenue were: (i) a 0.5-point reduction, to 29.7%, in the expense allowance paid to us by the NFIP in relation to servicing premium, which was effective June 1, 2008; and (ii) reduced expectations in Third Quarter and Nine Months 2008 regarding growth-based commissions compared to the prior year periods.

•	Pre-tax profit increased $0.7 million, to $3.4 million, in Third Quarter 2008 primarily due to increases in revenues for both flood underwriting and claims activity.
Diversified Insurance Services Outlook
We expect client sales for our HR Outsourcing products to continue to be difficult due to economic conditions, specifically in the state of Florida.
The viability of the NFIP’s reinsurance program under the “Write-Your-Own” (“WYO”) Program is an essential component of our Flood operations. The WYO program, which was set to expire on September 30, 2008, was extended until March 6, 2009. The new legislation contains the same provisions as the expiring arrangement, except for the expense allowance, which increased 0.1 points, to 29.8%, effective October 1, 2008.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Given the current market turmoil and credit crisis, we are carefully monitoring our liquidity in all entities of the organization. We have taken a number of steps to help ensure our continued liquidity, including: (i) diversification of banking partners to enable business continuity in case of a disruption with a particular bank; and (ii) diversification of financial institutions for money market fund managers.
Our cash and short-term investment position was $196.0 million at September 30, 2008 and $198.6 million at December 31, 2007. We continually evaluate our liquidity levels in the light of market conditions and, given recent financial market volatility, we are maintaining higher than usual cash and short-term investment balances. At September 30, 2008, our short-term investments were primarily invested in U.S. Treasury money market funds, instead of higher-yielding money market funds, which have been our traditional investment vehicle. This decision was made to address potential liquidity concerns regarding the underlying investments generally held by traditional money market funds. As market conditions stabilize, we will consider moving short-term funds back into traditional money market funds.
Sources of cash for Selective Insurance Group, Inc. (referred to as the “Holding Company”) currently consist of dividends from its subsidiaries, borrowings under its line of credit, and the issuance of stock and debt securities. The Insurance Subsidiaries are the primary source of dividends to the Holding Company. Based on the 2007 audited statutory financial statements, and in light of the re-domestication of Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina to Indiana in the second quarter of 2008, the Insurance Subsidiaries are permitted to pay approximately $141 million in ordinary dividends to the Holding Company in 2008, of which approximately $77 million has been paid through September 30, 2008. Dividends from the Insurance Subsidiaries are subject to the approval and/or review of the insurance regulators in their respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31st. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2007 Annual Report.

The Insurance Subsidiaries generate cash to fund the dividends to the Holding Company primarily through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. To provide liquidity while maintaining consistent investment performance, the Insurance Subsidiaries ladder their fixed maturity investments so that some issues are always maturing and providing a source of predictable cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.8 years as of September 30, 2008, while the liabilities of the Insurance Subsidiaries have a duration of 3.4 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
In addition to dividends received from the Insurance Subsidiaries, the Holding Company also receives dividends from Selective HR Solutions, Inc. (“Selective HR”). Dividends from Selective HR are restricted by its operating needs and a professional employer organization licensing requirement that it maintain a current ratio of at least 1:1. The current ratio, which Selective HR generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations, and is calculated by dividing current assets by current liabilities. Selective HR provided the Holding Company with dividends of $2.1 million in Nine Months 2008 and $3.4 million in Nine Months 2007.
The Holding Company can also borrow under its $50 million line of credit, which is syndicated among the following five banks: (i) Wachovia as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.). This line, which is anticipated to be assigned to Wells Fargo upon the completion of their acquisition of Wachovia, and we understand to be fully accessible at this time, can be increased to $75 million with the consent of all lending parties. Although we continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, we do not anticipate this syndicated line to be impacted by the current volatile conditions and liquidity concerns in the credit market. At September 30, 2008, no balances were outstanding under this credit facility.
In addition to subsidiary dividends and borrowings under the line of credit, the Holding Company has traditionally been able to issue equity and debt securities to meet liquidity needs. However, the debt and equity markets are currently operating in a restricted manner, which would make accessing them more difficult than usual.
Dividends on shares of our common stock are declared and paid by the Holding Company at the discretion of our Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable we issued on May 4, 2000 (the “2000 Senior Notes”). All such covenants were met during Third Quarter 2008 and Third Quarter 2007. For further information regarding our notes payable, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2007 Annual Report. At September 30, 2008, the amount available for dividends to holders of our common stock, in accordance with the restrictions of the 2000 Senior Notes, was $319.2 million. Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent in large part on the ability of our Insurance Subsidiaries and Selective HR to pay dividends. Restrictions on the ability of these subsidiaries, particularly our Insurance Subsidiaries, to declare and pay dividends, could materially affect our ability to service our debt and pay dividends on common stock.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2008, we had stockholders’ equity of $977.8 million and total debt of $273.9 million.
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

As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for our Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of our common stock, and increasing stockholders’ dividends. In Nine Months 2008, we repurchased approximately 1.8 million shares of our common stock under our authorized share repurchase program at a cost of $40.5 million. As of September 30, 2008, there were 1.7 million shares remaining under the current repurchase authorization that extends through July 26, 2009. With market conditions as they currently exist, we have added liquidity at the Holding Company and Insurance Subsidiary levels and do not anticipate buybacks currently under this program. As mentioned above, the debt and equity markets are currently operating in a restricted manner, which would make accessing them more difficult than usual. Our capital management strategy is intended to protect the interests of the policyholders of our Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Book value per share decreased to $18.53 as of September 30, 2008, from $19.81 as of December 31, 2007, primarily driven by the impact of unrealized losses on our investment portfolio coupled with non-cash OTTI write downs and reduced underwriting results.
Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in Second Quarter 2008 as “A+ (Superior),” their second highest of fifteen ratings. We have been rated “A” or higher by A.M. Best for the past 75 years, with our current rating of “A+ (Superior)” being in place for the last 47 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.
Our ratings by other major rating agencies are as follows:
•	S&P’s Insurance Rating Services – our “A+” financial strength rating was reaffirmed in Third Quarter 2008 and our outlook was revised from “stable” to “negative.” Our financial strength rating reflects our strong competitive position in the core Mid-Atlantic market, coupled with our strong operating performance, capitalization and financial flexibility. Our outlook was revised due to recent lower underwriting results, including results in our personal lines operations, our capital management strategy, and our geographic concentration in the Mid-Atlantic region.

•	Moody’s – our “A2” financial strength rating was reaffirmed in Third Quarter 2008, citing our strong regional franchise with good independent agency support, along with our conservative balance sheet, moderate financial leverage, and consistent profitability. At the same time, Moody’s revised our outlook from “positive” to “stable” reflecting an increasingly competitive commercial lines market and continued weakness in our personal lines book of business.

•	Fitch Ratings – our “A+” rating was reaffirmed in the second quarter of 2008, citing our consistently favorable operating results, disciplined underwriting culture, conservative balance sheet, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.
Our S&P financial strength rating and Moody’s rating affect our ability to access capital markets. In addition, our interest rate under our line of credit varies based on Selective Insurance Group, Inc.’s debt ratings from S&P and Moody’s.
There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.

Off-Balance Sheet Arrangements
At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2007. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At September 30, 2008, we had contractual obligations that expire at various dates through 2023 to invest up to an additional $126.2 million in other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2007 Annual Report.
Federal Income Taxes
Total federal income taxes decreased by $16.0 million for Third Quarter 2008, to a benefit of $6.4 million, and decreased by $26.3 million for Nine Months 2008, to an expense of $7.1 million, compared to Third Quarter 2007 and Nine Months 2007, respectively. These decreases, which reduced our effective tax rate to negative 250% in Third Quarter 2008 compared to 21% in Third Quarter 2007 and 11% in Nine Months 2008 compared to 23% in Nine Months 2007, were attributable to reduced pre-tax profit levels coupled with the amount of tax-advantage income earned.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the “Investments” section in Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of this report for a discussion of market risks. In addition to the information provided in that section, the following sensitivity analyses present the hypothetical increases and decreases in the market value of our AFS and trading equity portfolios assuming a 30% change in equity prices, in 10% increments, as of September 30, 2008:

	Change in Equity Values in Percent
($ in millions)	-30%	-20%	-10%	0%	10%	20%	30%
Fair value of AFS equity portfolio	138.0	157.8	177.5	197.2	216.9	236.6	256.4

Fair value change	(59.2)	(39.4)	(19.7)	—	19.7	39.4	59.2

Fair value of equity trading portfolio	5.4	6.1	6.9	7.7	8.4	9.2	10.0
Fair value change	(2.3)	(1.6)	(0.8)	—	0.7	1.5	2.3
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2008 or Nine Months 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding Selective Insurance Group, Inc.’s purchases of its common stock in Third Quarter 2008:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
July 1 – 31, 2008	11,397	20.48	—	1,748,766
August 1 – 31, 2008	5,238	23.86	—	1,748,766
September 1 – 30, 2008	3,424	24.88	—	1,748,766

Total	20,059	22.11	—

[1]	Third Quarter 2008 included 12,363 shares purchased from employees in connection with the vesting of restricted stock and 7,696 shares purchased from employees in connection with stock option exercises. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares, which were purchased at the current market value of Selective Insurance Group, Inc.’s common stock on the dates of purchase, were not purchased as part of the publicly announced program.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4 million shares, which is scheduled to expire on July 26, 2009.

ITEM 6. EXHIBITS
(a) Exhibits:

Exhibit No.
*10.1	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005

*11	Statement Re: Computation of Per Share Earnings.

*31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

*31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

*32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By:	/s/ Gregory E. Murphy	October 31, 2008
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	October 31, 2008
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.
*10.1	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005

*11	Statement Re: Computation of Per Share Earnings.

*31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

*31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

*32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith