Form 10-K
period 2008-12-31
SELECTIVE INSURANCE GROUP INC
filed 2009-02-27
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-33067
SELECTIVE INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code: (973) 948-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $2 per share	NASDAQ Global Select Market

7.5% Junior Subordinated Notes due September 27, 2066	New York Stock Exchange
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
☐ Yes       ☑ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $960,558,610 on June 30, 2008. As of February 13, 2009, the registrant had outstanding 52,699,262 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on April 29, 2009 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.

Page No.
PART I.

Item 1. Business	3

Item 1A. Risk Factors	24

Item 1B. Unresolved Staff Comments	38

Item 2. Properties	38

Item 3. Legal Proceedings	38

Item 4. Submission of Matters to a Vote of Security Holders	38

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39

Item 6. Selected Financial Data	41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Forward-looking Statements	43

Introduction	43

Critical Accounting Policies and Estimates	43

Financial Highlights of Results for Years Ended December 31, 2008, 2007, and 2006	52

Results of Operations and Related Information by Segment	53

Federal Income Taxes	72

Financial Condition, Liquidity and Capital Resources	73

Adoption of Accounting Pronouncements	77

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	78

Item 8. Financial Statements and Supplementary Data	82

Consolidated Balance Sheets as of December 31, 2008 and 2007	83

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006	84

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006	85

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	86

Notes to Consolidated Financial Statements	87

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	123

Item 9A. Controls and Procedures	123

Item 9B. Other Information	125

PART III.

Item 10. Directors, Executive Officers and Corporate Governance	125

Item 11. Executive Compensation	125

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125

Item 13. Certain Relationships and Related Transactions, and Director Independence	125

Item 14. Principal Accountant Fees and Services	125

PART IV.

Item 15. Exhibits and Financial Statement Schedules	126

Exhibit 10.5f
Exhibit 10.22a
Exhibit 10.23e
Exhibit 10.23f
Exhibit 10.23g
Exhibit 10.23h
Exhibit 10.23i
Exhibit 21
Exhibit 23.1
Exhibit 24.1
Exhibit 24.2
Exhibit 24.3
Exhibit 24.4
Exhibit 24.5
Exhibit 24.6
Exhibit 24.7
Exhibit 24.8
Exhibit 24.9
Exhibit 24.10
Exhibit 24.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

PART I
Item 1. Business.
Overview
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we” or “our”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. (referred to as the “Parent” or the “Parent Company”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.;

•	Investments; and

•	Diversified Insurance Services, which provides human resource administration outsourcing (“HR Outsourcing”) products and services, and federal flood insurance administrative services (“Flood”).
Financial information about our three operating segments is contained in this report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements, “Segment Information.”
Description of Operating Segment Products and Markets
Insurance Operations Segment
Our Insurance Operations sell property and casualty insurance policies, which are contracts to cover losses for specified risks in exchange for premiums. Property insurance generally covers the financial consequences of accidental loss to the insured’s property. Property claims are generally reported and settled in a relatively short period of time. Casualty insurance generally covers the financial consequences of bodily injury and/or property damage to a third party as a result of the insured’s negligent acts, omissions, or legal liabilities. Casualty claims often take years to be reported and settled.
Our Insurance Operations segment writes property and casualty insurance products through seven insurance subsidiaries (“Insurance Subsidiaries”), which are listed on the following table together with their respective pooled financial strength ratings by A.M. Best Company, Inc. (“A.M. Best”), and state of domicile by which each is primarily regulated:

Insurance Subsidiaries	A.M. Best Rating[1]	Domiciliary State
Selective Insurance Company of America (“SICA”)	“A+ (Superior)”	New Jersey
Selective Way Insurance Company (“SWIC”)	“A+ (Superior)”	New Jersey
Selective Insurance Company of South Carolina (“SICSC”) [2]	“A+ (Superior)”	Indiana
Selective Insurance Company of the Southeast (“SICSE”) [2]	“A+ (Superior)”	Indiana
Selective Insurance Company of New York (“SICNY”)	“A+ (Superior)”	New York
Selective Insurance Company of New England (“SICNE”)	“A+ (Superior)”	Maine
Selective Auto Insurance Company of New Jersey (“SAICNJ”)	“A+ (Superior)”	New Jersey

[1]	With regard to an “A+” rating, A.M. Best uses its highest Financial Strength Rating of “Secure,” and a descriptor of “Superior,” which it defines as, “Assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders.” Approximately 10% of commercial and personal insurance companies carry an “A+” or better rating from A.M. Best.

[2]	Effective June 30, 2008, two of the Insurance Subsidiaries, SICSE and SICSC, changed their regulatory state of domicile from North Carolina and South Carolina, respectively, to Indiana.
In 2008, A.M. Best, in its list of “Top 200 U.S. Property/Casualty Groups,” ranked us the 47th largest property and casualty group in the U.S. based on combined net premiums written (“NPW”) for 2007.

Insurance Operations
The Insurance Operations segment derives substantially all of its revenues from insurance policy premiums. The Insurance Subsidiaries predominantly write annual policies, of which the associated premiums are defined as direct premium written. Direct premium written plus premium assumed from other carriers, less premium ceded to reinsurers is NPW. NPW is recognized as revenue as net premiums earned (“NPE”) ratably over the term of the insurance policy. Expenses related to the Insurance Operations fall into three categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims; (ii) expenses related to the issuance of insurance policies, such as agent commissions, premium taxes, and other underwriting expenses, including employee compensation and benefits; and (iii) policyholder dividends.
The Insurance Subsidiaries are regulated by each of the states in which they do business. Each Insurance Subsidiary is required to file financial statements with such states, prepared in accordance with accounting principles prescribed by, or permitted by, such Insurance Subsidiary’s state of domicile (“Statutory Accounting Principles” or “SAP”). SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. We evaluate and manage the performance of the Insurance Subsidiaries in accordance with SAP. Incentive-based compensation to independent agents and employees is based on SAP results and our rating agencies use SAP information to evaluate our performance and for industry comparative purposes.
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
SAP differs in several ways from U.S. generally accepted accounting principles (“GAAP”), under which we are required to report our financial results to the United States Securities and Exchange Commission (“SEC”). The most notable differences between SAP and GAAP income are as follows:
•	Under SAP, Insurance Operations’ underwriting expenses are recognized when incurred; whereas under GAAP, underwriting expenses are deferred and amortized to expense over the life of the policy;

•	Under SAP, deferred taxes are recorded directly to surplus; whereas under GAAP, deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit;

•	Under SAP, changes in the fair value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recorded directly to surplus; whereas under GAAP, these fluctuations are recognized in income; and

•	Under SAP, the results of our flood line of business are included in the income of the Insurance Operations segment, whereas under GAAP, these results are included within the income of Diversified Insurance Services segment on our Consolidated Statements of Income.
The most notable differences between SAP statutory surplus and GAAP equity are as follows:
•	The Insurance Operations’ underwriting expense item above results in a difference in statutory surplus and GAAP equity as a difference in expense recognition timing exists between SAP and GAAP;

•	Under SAP, fixed maturity securities are carried at cost with no recognition of unrealized gains or losses in statutory surplus; whereas under GAAP, these securities are carried at market value with unrealized gains or losses recognized in equity;

•	Under SAP, the recognition of deferred tax assets are limited to those that are expected to be realized within one year, or to the extent that we have a deferred tax liability or available carryback capabilities; whereas under GAAP, deferred tax assets are recognized based on a qualitative analysis of the temporary differences, past financial history, and future earning projections. A GAAP valuation allowance is required when it is determined that a gross deferred tax asset cannot be realized based on the “more likely than not” criteria.

•	Under SAP, a liability is recognized in an amount equal to the excess of the vested accumulated benefit obligation over the fair value of the pension plan assets with any changes in this balance not recognized in income being recognized in statutory surplus; whereas under GAAP, a liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the pension assets with any changes in this balance not recognized through income being recognized in equity as a component of other comprehensive income.
In addition to the above differences between SAP and GAAP, the underwriting expense ratio is calculated using NPW as the denominator for SAP; whereas NPE is used as the denominator under GAAP.
We believe that providing SAP financial information for our Insurance Operations segment helps our investors, agents, and customers better evaluate the underwriting success of our insurance business.
The following table shows the statutory results of our Insurance Operations segment for the last three completed fiscal years:

	Year Ended December 31,
($ in thousands)	2008	2007	2006
Insurance Operations Results
NPW	$1,492,938	1,562,728	1,540,901

NPE	$1,504,387	1,525,163	1,504,632
Losses and loss expenses incurred	1,011,700	997,230	958,741
Net underwriting expenses incurred	471,629	494,944	482,657
Policyholders’ dividends	5,211	7,202	5,927

Underwriting profit	$15,847	25,787	57,307

Ratios:
Losses and loss expense ratio	67.2%	65.4	63.7
Underwriting expense ratio	31.7%	31.6	31.3
Policyholders’ dividends ratio	0.3%	0.5	0.4

Combined ratio	99.2%	97.5	95.4

GAAP combined ratio[1]	101.0%	98.9	96.1

[1]	The “GAAP combined ratio” excludes the flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis. The total statutory combined ratio excluding flood was 99.9% in 2008, 98.2% in 2007, and 96.1% in 2006.
Our statutory combined ratio has been lower than the statutory combined ratio of the property and casualty insurance industry for seven of the past 10 years and has also outperformed the industry average during that period by 2.6 points. The table below sets forth a comparison of certain statutory ratios based on our operations in comparison to our industry:

	Simple
	Average of
	All Periods
	Presented	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Our Ratios:[1]
Loss and loss expense	69.2	67.2	65.4	63.7	63.5	65.3	70.3	72.3	74.3	75.7	74.4
Underwriting expense	31.0	31.7	31.6	31.3	30.7	30.3	30.7	30.3	31.5	31.7	30.5
Policyholders’ dividends	0.6	0.3	0.5	0.4	0.4	0.3	0.5	0.6	0.9	0.9	0.8
Statutory combined ratio	100.8	99.2	97.5	95.4	94.6	95.9	101.5	103.2	106.7	108.2	105.7
Growth in net premiums written	7.3	(4.5)	1.4	5.3	6.9	12.0	15.7	13.8	10.5	3.6	8.1
Industry Ratios:[1,2]
Loss and loss expense	76.4	77.0	67.7	65.4	75.3	73.5	75.0	81.5	88.4	81.5	78.8
Underwriting expense	26.2	27.1	27.1	26.1	25.4	24.9	24.6	25.1	26.5	27.4	27.9
Policyholders’ dividends	0.8	0.7	0.7	0.9	0.5	0.5	0.5	0.6	0.8	1.4	1.3
Statutory combined ratio	103.4	104.7	95.6	92.4	101.2	98.9	100.1	107.3	115.7	110.4	108.1
Growth in net premiums written	4.7	(0.8)	(0.8)	4.0	0.0	4.4	9.7	15.1	8.5	4.7	1.9
Favorable (Unfavorable) to Industry:
Statutory combined ratio	2.6	5.5	(1.9)	(3.0)	6.6	3.0	(1.4)	4.1	9.0	2.2	2.4
Growth in net premiums written	2.6	(3.7)	2.2	1.3	6.9	7.6	6.0	(1.3)	2.0	(1.1)	6.2

[1]	The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which each company is domiciled. Effective January 1, 2001, we adopted a codified set of statutory accounting principles, as required by the NAIC. These principles were not retroactively applied, but would not have had a material effect on the ratios presented above.

[2]	Source: A.M. Best. The industry ratios for 2008 have been estimated by A.M. Best.

Lines of Business and Products
Our Insurance Operations segment includes: (i) commercial lines (“Commercial Lines”), which markets primarily to businesses and represents approximately 86% of our NPW; and (ii) personal lines (“Personal Lines”), which markets primarily to individuals and represents approximately 14% of our NPW.
Commercial Lines
Commercial Lines underwrites and issues general liability (including excess coverage), commercial automobile, workers compensation, commercial property, business owners’ policies, and bond risks through traditional insurance and alternative risk management products.
Personal Lines
Personal Lines underwrites and issues insurance policies for personal automobile, homeowners, and other various risks, including excess and dwelling fire coverages.
Regional Geographic Market Focus
Our Insurance Operations segment primarily focuses its marketing efforts and sells its products and services in the Eastern and Midwestern regions of the U.S. Although still concentrated in coastal eastern states, this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The Insurance Operations segment does not conduct any business outside of the U.S. The following table shows the principal states in which we write insurance business and the percentage of our total NPW that such state represents for the last three fiscal years.

	Year Ended December 31,
Net Premiums Written	2008	2007	2006
New Jersey	28.6%	30.0	32.6
Pennsylvania	14.5	14.1	14.3
New York	10.2	10.8	11.1
Maryland	7.4	7.6	7.5
Virginia	5.7	6.0	5.9
Illinois	4.8	4.4	3.9
North Carolina	4.0	4.0	3.8
Georgia	3.7	3.5	3.2
Indiana	3.7	3.5	3.1
South Carolina	2.7	2.8	2.5
Michigan	2.3	2.0	1.9
Ohio	2.0	1.8	1.6
Connecticut	1.7	1.7	1.4
Rhode Island	1.4	1.3	1.3
Delaware	1.1	1.2	1.3
Wisconsin	1.1	1.2	1.1
Massachusetts	1.0	0.2	0.0
Iowa	1.0	0.8	0.7
Other states [1]	3.1	3.1	2.8

Total	100.0%	100.0	100.0

[1]	Other states and districts include, among others, Florida, Kentucky, Minnesota, Missouri, Tennessee and Washington D.C.

Independent Insurance Agent Distribution Model
According to a study published in 2008 by the Independent Insurance Agents and Brokers of America, based on 2006 information, independent insurance agents and brokers wrote approximately 80% of commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the U.S. Independent agents are a significant force in overall insurance industry premium production, in large part because they represent more than one insurance company and, therefore, can provide insureds with a wider choice of commercial and personal property and casualty insurance products. As a result, we are committed to the independent agency distribution channel and focus our primary strategy on building relationships with well-established, independent insurance agents, including efforts to assist in the hiring and training of producers. In addition, we carefully monitor each agent’s profitability, growth, financial stability, staff, and mix of business against plans that are developed annually with the agent. In developing annual plans with our independent insurance agents, our field personnel and management spend considerable time meeting with agencies to: (i) advise them on our developments; (ii) receive feedback on products and services; (iii) help agents increase market share through our market planning and leads program; (iv) consolidate more of their business utilizing our technology advantages; and (v) offer them 24 hours a day, seven days a week service capabilities through our customer self-service initiative and our claims service center capabilities.
As of December 31, 2008, the Insurance Subsidiaries had entered into agency agreements with approximately 940 independent insurance agents having approximately 1,850 storefronts. The agents are authorized to sell policies written by the Insurance Subsidiaries and are paid commissions pursuant to calculations and specific percentages stated in the agency agreement. Under the agency agreement, other than as provided by law, agents are not permitted to receive compensation for the business they place with us from any insured or applicant for insurance. The agency agreement provides for commissions to be paid based on a percentage of the premium written. We and our agents also negotiate other compensation arrangements, including supplemental commissions, based on the volume and underwriting results of the business the agent writes with us. In addition, each year selected agents are appointed to our President’s Club for their high standards in customer satisfaction, customer retention, sales, and profitability. Our President’s Club agencies receive benefits throughout the year, including access to top business consulting services and participation in company/agency strategic planning sessions, including an annual President’s Club trip.
Technology and Field Model Business Strategy
We use the service mark “High-Tech x High-Touch = HT 2SM” to describe our business strategy for the Insurance Operations. “High-Tech” signifies the advanced technology that we use to make it easy for: (i) independent insurance agents to transact and process business with us; and (ii) customers to access real-time information, manage their accounts and pay their bills through an online customer portal that was established in September 2006. “High-Touch” signifies the close relationships that we have with our independent insurance agents and customers as a result of our business model that places underwriters, claims representatives, technical staff, and safety management representatives in the field near its agents and customers.
Technology
We seek to transact as much of our business as possible through the use of technology and, in recent years, we have made significant investments in state-of-the-art information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives to: (i) provide our independent agents and customers with access to accurate business information; (ii) provide an expanded platform through which our agent’s small business can be integrated seamlessly into our systems; (iii) provide our independent agents the ability to process business transactions from their offices and systems; and (iv) provide underwriters with targeted pricing tools to enhance profitability while growing the business. In 2008, Applied Systems Client Network presented us with the “2008 Commercial Lines Interface Carrier of the Year Award” for promoting efficient communication between insurance carriers and independent agents. Applied Systems Client Network is a provider of automated solutions for property and casualty insurance agents. The award was given in recognition of our superior download and real-time interface technology with independent agents through our xSELerate® agency integration technology.

We manage our information technology projects through a project management office (“PMO”). The PMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization. Our senior management meets monthly with the PMO to review all major projects and receive reports on the status of other projects. We believe that the PMO is a factor in the success of our technology implementation and is a competitive advantage. Our technology operations are located in Branchville, New Jersey; Glastonbury, Connecticut; and Sarasota, Florida. We also have an agreement with Satyam Computer Services Ltd. (“Satyam”) to provide supplemental staffing services to our information technology operation. Satyam is a consulting and information technology services company that is based in India. They provide approximately 25% of our total capacity for skilled technology resources, and we retain all management oversight of project and ongoing information technology production operations. We believe we would be able to manage an efficient transition to a new vendor and not experience a significant negative impact to our operations in the event that we no longer retain Satyam in their current capacity due to the financial issues they are currently experiencing.
Field Strategy
To support our independent agents, we employ a field underwriting model and a field claims model that are supported by the Corporate office in Branchville, New Jersey, and five regional branch offices (“Regions”), which as of December 31, 2008 were as follows:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
During 2008, our Region structure was realigned from seven Regions to the above five Regions. As a result, we have ceased use of our Columbus, Ohio office.
As of December 31, 2008, our field force included:
•	97 Commercial Lines field underwriters, known as agency management specialists (“AMSs”). AMSs live and work in the geographic vicinity of our appointed agents and generally work from offices in their homes. As a result of this close proximity and direct and regular interaction, AMSs are able to build strong relationships with agents.

•	14 Personal Lines territory managers (“TMs”) that work with AMSs and independent agents to advance production. TMs build strong relationships with agents through direct and regular interaction, which better positions them to evaluate new business opportunities.

•	12 SRM account managers who, like AMSs, live and work in the geographic vicinity of their coverage territories.

•	15 field technology employees. These employees work directly with agents, training and marketing our technology systems such as xSELerate® and SelectPLUS®. They also gather feedback from the agents to help improve our technology to meet the agents’ needs.

•	75 safety management specialists (“SMSs”). SMSs are located in the Regions and are responsible for surveying and assessing insured and prospective risks from a risk/safety standpoint, and for providing ongoing safety management services to certain insureds.

•	140 field claims adjusters, known as claim management specialists (“CMSs”). Like AMSs, CMSs live in the geographic vicinity of our appointed agents and generally work from offices in their homes. CMSs, because of their geographic location, are able to conduct on-site inspections of losses and resolve claims faster, more accurately, and with higher levels of customer satisfaction. As a result, CMSs also obtain knowledge about potential exposures that they can share with AMSs.

Underwriting
We seek to underwrite a variety of insurance risks and we divide our markets into three components:
•	Small business accounts with premiums less than $25,000 represent 56% of total direct premium written. During 2008, 33% of new small business was written through our Internet-based One & Done® system’s automated underwriting templates;

•	Middle market business accounts with premiums greater than $25,000 but less than $250,000 represent 39% of total direct premium written. This business is the primary focus of the AMSs; and

•	Large business accounts with annual premiums of approximately $250,000 or greater represent 5% of our total direct premium written and are supported by both our regional offices, who underwrite and issue these policies, and a specialized management group, Selective Risk Managers (“SRM”), that is charged with handling account-specific issues, as well as developing strategic plans for enhancing our alternative risk transfer capabilities. Approximately 22% of the SRM premium includes alternative risk transfer mechanisms such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts.
Our underwriting process requires communication and interaction among:
•	The independent agents and the AMSs, who identify product and market needs;

•	Our strategic business units (“SBUs”), located in the home office, which are organized by customer and product type, and develop our pricing and underwriting guidelines in conjunction with regions;

•	The Regions, which work with the SBUs to establish annual premium and pricing goals; and

•	The Actuarial Department, located in the home office, which assists in the determination of rate and pricing levels while also monitoring pricing and profitability.
We also have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our agents by servicing small to mid-sized business customers. During 2006, the USC became available to Personal Lines customers of our New Jersey agents, with a rollout to our remaining Personal Lines states during 2008. At the USC, our employees, who are licensed agents, respond to customer inquiries about insurance coverage, billing transactions, and other matters. The agent, as consideration for these services, receives a commission that is lower than the standard commission by approximately two points. We have found that the USC also provides additional opportunities to increase direct premiums written, as larger agencies seek insurance companies that have service center capabilities. As of December 31, 2008, the USC is servicing Commercial Lines net premiums written of $63 million and Personal Lines net premiums written of $33 million. The total $96 million serviced represents 6% of total NPW.
We believe that a distinct advantage of our field underwriting model is its ability to provide a wide range of front-line safety management services focused on improving the policyholder’s safety and risk management programs, as expressed by its service mark “Safety Management: Solutions for a safer workplace®”. Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) web-based safety management educational resources, including a large library of coverage-specific safety materials, videos and on-line courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) OSHA construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to partner with our policyholders to identify and eliminate potential loss exposures.
We analyze our Insurance Operations segment’s underwriting profitability by line of business, account, product, agency, and other bases. Our goal is to continue to underwrite the risks that we understand well and that, in aggregate, are profitable.
Claims Management
Effective, fair, and timely claims management is one of the most important customer services that we provide and one of the critical factors in achieving underwriting profitability. Our claims practices emphasize the maintenance of timely and adequate claims reserves, and the cost-effective delivery of claims services by controlling losses and loss expenses. We have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia, that receives all first notices of loss from our insureds. The CSC is designed to reduce the loss settlement time on first- and third-party personal automobile claims and on first-party commercial lines automobile claims as well as to increase the usage of our discounts at body shops, glass repair shops, and car rental agencies. The CSC has expanded claim handling capabilities and, if necessary, is responsible for assigning claims to the appropriate Region for involvement by our CMSs, or for referring these claims to the corporate office for specialized handling. All workers compensation claims are directed from the CSC to the workers compensation claims unit of the applicable Region.

CMSs are primarily responsible for investigating and settling a significant portion of our claims directly with policyholders and claimants. By promptly and personally investigating claims, CMSs are able to provide personal service and quickly resolve claims that are within their jurisdiction to handle. In territories where there is insufficient claim volume to justify the placement of a CMS, or when a particular claim expertise is required, we use independent adjusters to investigate and resolve claims. In addition, property liability claims that exceed established dollar thresholds are referred by the CMS to our general property adjusters for consultation and all environmental claims are referred by the CMS to our corporate environmental unit that specializes in the handling of these claims.
We have a centralized special investigations unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and takes action on potentially fraudulent claims. It is our practice to notify the proper authorities of its findings. This practice sends a clear message that we will not tolerate fraudulent activity committed against us or our customers. The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.
Net Loss and Loss Expense Reserves
We establish loss and loss expense reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured loss events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a full discussion regarding our loss reserving process.
Our loss and loss expense reserve development over the proceeding 10 years is shown on the following table.
Section I of the 10-year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year’s unpaid loss and loss expenses. The liability represents the estimated amount of loss and loss expenses for claims that were unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded in the balance sheet gross of the effects of reinsurance, with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and loss expenses outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.
Section II of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section III of the table shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year. Section IV of the table shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2008. Section V of the table shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2008.

This table does not present accident or policy year development data. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

($ in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
I.Gross reserves for unpaid losses and loss expenses at December 31	$1,193.3	1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0

Reinsurance recoverables on unpaid losses and loss expenses at December 31	$(140.5)	(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)

Net reserves for unpaid losses and loss expenses at December 31	$1,052.8	1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8

II. Net Reserves estimated as of:
One year later	$1,044.2	1,080.7	1,125.5	1,151.7	1,258.1	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4
Two years later	1,035.9	1,088.2	1,152.7	1,175.8	1,276.3	1,452.3	1,637.3	1,845.1	2,024.0
Three years later	1,033.3	1,115.6	1,181.9	1,210.7	1,344.6	1,491.1	1,643.7	1,825.2
Four years later	1,040.3	1,134.4	1,220.2	1,290.2	1,371.5	1,522.9	1,649.8
Five years later	1,049.9	1,156.0	1,278.3	1,306.8	1,413.8	1,529.2
Six years later	1,058.6	1,194.6	1,287.5	1,349.6	1,420.8
Seven years later	1,090.0	1,203.2	1,325.5	1,357.6
Eight years later	1,101.1	1,238.2	1,332.8
Nine years later	1,135.4	1,243.5
Ten years later	1,137.8
Cumulative net redundancy (deficiency)	$(85.0)	(161.7)	(221.0)	(225.8)	(177.7)	(126.0)	(33.4)	40.6	65.0	19.3

III. Cumulative amount of net reserves paid through:
One year later	$328.1	348.2	399.2	377.1	384.0	414.5	422.4	468.6	469.4	579.4
Two years later	537.5	600.3	649.1	627.3	653.3	691.4	729.5	775.0	841.3
Three years later	703.8	767.5	815.3	807.2	836.3	903.7	942.4	1,026.9
Four years later	797.1	870.8	930.9	926.9	966.2	1,033.5	1,101.0
Five years later	856.1	933.6	1,002.4	1,003.3	1,044.6	1,128.4
Six years later	892.2	974.6	1,046.3	1,053.8	1,110.0
Seven years later	919.2	1,001.1	1,081.7	1,100.3
Eight years later	937.1	1,029.0	1,115.9
Nine years later	956.7	1,055.2
Ten years later	979.2

IV. Re-estimated gross liability	$1,405.2	1,526.1	1,583.0	1,620.5	1,658.1	1,783.6	1,913.1	2,099.3	2,256.5	2,528.8

Re-estimated reinsurance recoverables	$(267.4)	(282.6)	(250.2)	(262.9)	(237.3)	(254.4)	(263.3)	(274.1)	(232.5)	(233.3)

Re-estimated net liability	$1,137.8	1,243.5	1,332.8	1,357.6	1,420.8	1,529.2	1,649.8	1,825.2	2,024.0	2,295.4

V. Cumulative gross redundancy (deficiency)	$(211.9)	(252.3)	(310.4)	(322.2)	(254.7)	(195.8)	(77.9)	(15.3)	32.3	13.8

Cumulative net redundancy (deficiency)	$(85.0)	(161.7)	(221.0)	(225.8)	(177.7)	(126.0)	(33.4)	40.6	65.0	19.3

Note: Some amounts may not foot due to rounding.
We experienced favorable prior year development in 2008, 2007, and 2006 of $19.3 million, $18.8 million and $7.3 million, respectively. The following paragraphs provide information regarding the overall favorable development in each of these calendar years.

We experienced overall favorable development in our loss and loss expense reserves totaling $19.3 million in 2008, which was primarily driven as follows:
•	The workers compensation line of business experienced favorable prior year loss and loss expense reserve development of approximately $24 million, which was primarily driven by favorable development in accident years 2004 to 2006 as a result of the implementation of our multi-faceted underwriting strategy, higher budgeted medical trends, and the redesign and re-contracting of our managed care process, partially offset by adverse prior year development in accident year 2007 from higher severity.

•	The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $3 million reflecting normal volatility in this line of business.

•	The remaining lines of business, which collectively contributed approximately $2 million of adverse development, do not individually reflect any significant trends related to prior year development.
We experienced overall favorable development in our loss and loss expense reserves totaling $18.8 million in 2007, which was primarily driven as follows:
•	The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $19 million, which was primarily driven by lower than expected severity in accident years 2004 through 2006.

•	The personal automobile line of business experienced favorable prior year development of approximately $10 million, due to lower than expected loss emergence for accident years 2005 and prior based on a revaluation of the impact of an adverse judicial ruling by the New Jersey Supreme Court to eliminate the application of the serious life impact standard to personal automobile cases under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act in 2005. This was partially offset by higher severity in accident year 2006.

•	The workers compensation line of business experienced favorable prior year development of approximately $4 million reflecting the implementation of a series of improvement strategies for this line in recent accident years partially offset by an increase in the tail factor related to medical inflation and general development trends.

•	The homeowners line of business experienced adverse prior year loss and loss expense reserve development of approximately $6 million driven by unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks.

•	The personal excess line of business experienced adverse prior year loss and loss expense reserve development of approximately $4 million in 2007, which was due to the impact of several significant losses on this small line.

•	The remaining lines of business, which collectively contributed approximately $4 million of adverse development, do not individually reflect any significant trends related to prior year development.
We experienced overall favorable development in our loss and loss expense reserves totaling $7.3 million in 2006, which was driven by the following:
•	The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005.

•	The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside New Jersey and re-contracting our medical bill review services.

•	The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency.

•	The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by our contractor completed operations business and an increase in reserves for legal expenses.

•	The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.
The significant cumulative loss and loss expense reserve net deficiencies seen between 1998 and 2003 are generally reflective of the soft market pricing in the industry during that time frame, which hit the lowest levels in 1999. The property and casualty insurance industry, as a whole, underestimated reserves and loss trends leading to intense pricing competition. Additionally, during 1999, we significantly increased gross and ceded reserves by $37.5 million for prior accident years related to unlimited medical claims under personal injury protection provisions of personal automobile policies ceded to the Unsatisfied Claim and Judgment Fund in the State of New Jersey.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31, as follows:

($ in thousands)	2008	2007
Statutory losses and loss expense reserves[1]	$2,414,743	2,312,086
Provision for uncollectible reinsurance	2,470	2,750
Other	(432)	(90)

GAAP losses and loss expense reserves — net	2,416,781	2,314,746
Reinsurance recoverables on unpaid losses and loss expenses	224,192	227,801

GAAP losses and loss expense reserves — gross	$2,640,973	2,542,547

[1]	Statutory losses and loss expense reserves are presented net of reinsurance recoverables on unpaid losses and loss expenses.
Environmental Reserves
Reserves established for liability insurance include exposure to environmental claims, both asbestos and non-asbestos. Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable.
“Asbestos claims” are claims presented to us in which bodily injury is alleged to have occurred as a result of exposure to asbestos and/or asbestos-containing products. In the past, we had been the insurer of various distributors of asbestos and/or asbestos-containing products but not manufacturers of such products. During the past two decades, the insurance industry has experienced the emergence and development of an increasing number of asbestos claims. At December 31, 2008, asbestos claims constituted 86% of our 2,362 environmental claims compared with 89% of our 2,448 outstanding environmental claims at December 31, 2007.
“Non-asbestos claims” are pollution and environmental claims alleging bodily injury or property damage presented, or expected to be presented to us, other than asbestos claims. These claims primarily include landfills and leaking underground storage tanks. In past years, landfill claims have accounted for a significant portion of our environmental claim unit’s litigation costs. Over the past few years, we have been experiencing adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.
We refer all environmental claims to our centralized and specialized environmental claim unit. Environmental reserves are evaluated on a case-by-case basis. As cases progress, the ability to assess potential liability often improves. Reserves are then adjusted accordingly. In addition, each case is reviewed in light of other factors affecting liability, including judicial interpretation of coverage issues.
IBNR reserve estimation for environmental claims is difficult because, in addition to other factors, there are significant uncertainties associated with critical assumptions in the estimation process, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, insurer litigation costs, insurer coverage defenses and potential changes to state and federal statutes. Moreover, normal historically based actuarial approaches are difficult to apply because past environmental claims are not indicative of future potential environmental claims. In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate a specific environmental loss range. Historically, our environmental claims have been significantly less volatile and uncertain than other competitors in the commercial lines industry. In part, this is due to the fact that we are the primary insurance carrier on the majority of our environmental exposures, thus providing more certainty in our reserve position compared to the insurance marketplace.

Reinsurance
In the ordinary course of their business, the Insurance Subsidiaries reinsure a portion of the risks that they underwrite in order to control exposure to losses and protect capital resources. Reinsurance also permits the Insurance Subsidiaries additional underwriting capacity by permitting them to accept larger risks and underwrite a greater number of risks without a corresponding increase in capital or surplus. For a premium paid by the Insurance Subsidiaries, reinsurers assume a portion of the losses ceded by the Insurance Subsidiaries. We use traditional forms of reinsurance and do not use finite risk reinsurance. Amounts not reinsured are known as retention. The Insurance Subsidiaries use the following to control exposure to losses:
•	Treaty reinsurance, in which certain types of policies are automatically reinsured without the need for approval by the reinsurer of the individual risks covered;

•	Facultative reinsurance, in which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. Facultative reinsurance is primarily used for policies with limits greater than the limits available under the reinsurance treaties; and

•	Protection provided under the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 via the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”). For further information regarding TRIA, see Item 1A. “Risk Factors” of this Form 10-K.
In addition, we are a servicing carrier in the “Write-Your-Own” (“WYO”) Program of the U.S. government’s National Flood Insurance Program (“NFIP”). This program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names for agreed upon fees, while ceding all of the premiums collected and losses incurred on these policies to the federal government.
Reinsurance does not legally discharge an insurer from its liability for the full-face amount of its policies, but it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. Reinsurance carries counterparty credit risk, which may be mitigated in certain cases by collateral such as letters of credit, trust funds, or funds withheld by the Insurance Subsidiaries. We attempt to mitigate the credit risk related to reinsurance by pursuing relationships with companies rated “A-” or higher in most circumstances and/or requiring collateral to secure reinsurance obligations. In addition, we employ procedures to continuously review the quality of reinsurance recoverables and reserve for uncollectible reinsurance. We also may take actions, such as commutations, in cases of potential reinsurer default. Some of the Insurance Subsidiaries’ reinsurance contracts include provisions that give us a contractual right to terminate and/or commute the reinsurers’ portion of the liabilities based on deterioration of the reinsurer’s rating or financial condition.
Reinsurance recoverable balances tend to fluctuate based on the underlying losses incurred by the Insurance Subsidiaries. If a severe catastrophic event occurs, reinsurance recoverable balances may increase significantly. The following table presents information regarding our reinsurance recoverables, including specific data on the three largest individual uncollateralized balances, excluding the two uncollateralized federal and state pools also shown below:

	As of: 12/31/08		As of: 12/31/07
	Recoverables	% of	Recoverables	% of
	on Paid and	Stockholders’	on Paid and	Stockholders’
($ in thousands)	Unpaid	Equity	Unpaid	Equity

Total Reinsurance Recoverables	$230,705	26%	$235,230	22%
Collateral[1]	51,790	6%	44,233	4%

Net Unsecured Reinsurance Recoverables	178,915	20%	190,997	18%

Federal and State Pools[2]:
NJ Unsatisfied Claim Judgment Fund	60,716	7%	64,498	6%
National Flood Insurance Program	23,291	3%	12,583	1%
Other	5,994	1%	6,154	1%

Total Federal and State Pools	90,001	10%	83,235	8%

Remaining Unsecured Reinsurance Recoverables	$88,914	10%	$107,762	10%

Munich Re Group (A.M. Best Rated “A+”)	$21,354	2%	$34,620	3%
Hannover Ruckversicherungs AG (A.M. Best Rated “A”)	17,347	2%	18,014	2%
Swiss Re Group. (A.M. Best Rated “A+”)	17,572	2%	14,434	1%
All Other Reinsurers	32,641	4%	40,694	4%

Total	$88,914	10%	$107,762	10%

[1]	Includes letters of credit, trust funds, and funds withheld.

[2]	Considered to have minimal risk of default.

Note:	Some amounts may not foot due to rounding.

We continually monitor the financial condition of our reinsurers and any potential impact on the recoverability of paid and unpaid claims from such reinsurers. For information surrounding our relationships with specific reinsurers, see the “Reinsurance” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.
The table below summarizes the significant reinsurance treaties covering the Insurance Subsidiaries.

Treaty	Reinsurance Coverage	Terrorism Coverage
TRIA, Federal Statutory Program	See Item 1A. “Risk Factors” of this Form 10-K for the description of TRIA. 85% of all TRIA certified losses above the retention. Our retention for 2009 is approximately $201 million. Current program covers both domestic and foreign terrorism. Terrorism acts related to the use of nuclear, biological, chemical or radioactive (“NBCR”) weapons are covered by TRIA provided that the Secretary of the Treasury certifies the event.	Current program is set to expire on December 31, 2014. For further information regarding TRIA and our risks concerning terrorism exposure, see Item 1A. “Risk Factors” of this Form 10-K.

Property Excess of Loss	$28 million above $2 million retention in two layers. Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:

•     $8 million in excess of $2 million layer provides unlimited reinstatements, no annual aggregate limit; and

•     $20 million in excess of $10 million layer provides three reinstatements.
All NBCR losses are excluded regardless of whether or not they are certified under TRIA. For non-NBCR losses, the treaty distinguishes between acts certified under TRIA and those that are not. The treaty provides annual aggregate limits for TRIA certified (other than NBCR) acts of $24 million for the first layer and $40 million for the second layer. Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

Property Catastrophe Excess of Loss	95% of $310 million above $40 million retention in three layers:

•     95% of losses in excess of $40 million up to $100 million;

•     95% of losses in excess of $100 million up to $200 million; and

•     95% of losses in excess of $200 million up to $350 million.

	The treaty provides one reinstatement per layer, $589.0 million in annual aggregate limit, net of the Insurance Subsidiaries’ co-participation.	All nuclear, biological and chemical (NBC) losses are excluded regardless of whether or not they are certified under TRIA. TRIA losses related to foreign acts of terrorism are excluded from the treaty. Domestic terrorism is included regardless of whether it is certified under TRIA or not. Please see Item 1A. “Risk Factors” of this Form 10-K for further discussion regarding changes in TRIA.

Casualty Excess of Loss	The 1st layer of $3 million in excess of $2 million is covered at 65%. The 2nd through 5th layers are covered at 100% and the 6th layer of $40 million in excess of $50 million is covered at 75%. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:

•     65% of $3 million in excess of $2 million layer provides up to $2.0 million of per occurrence coverage net of co-participation with 22 reinstatements, $45 million net annual aggregate limit;

•     $7 million in excess of $5 million layer provides three reinstatements, $28 million annual aggregate limit;

•     $9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit;

•     $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;

•     $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and

•     75% of $40 million in excess of $50 million layer provides up to $30 million of per occurrence coverage net of co-participation with one reinstatement, $60 million in net annual aggregate limit.
All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:

•     65% of $3 million in excess of $2 million layer provides up to $2.0 million of per occurrence coverage net of co-participation with four reinstatements for terrorism losses, $10 million net annual aggregate limit;

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

•     $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit; and

•     75% of $40 million in excess of $50 million layer provides up to $30 million of per occurrence coverage net of co-participation with one reinstatement for terrorism losses, $60 million in net annual aggregate limit.

National Workers Compensation Reinsurance Pool (“NWCRP”)	100% quota share up to a maximum ceded combined ratio cap of 152%. Provides up to 5 points in pool participant insolvency assessment protection.	Provides full terrorism coverage including NBCR.

Flood	100% reinsurance by the federal government’s WYO Program.	None

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
Insurance Regulation
General
Insurance companies are subject to supervision and regulation in the states in which they are domiciled and transact business. Such supervision and regulation relates to a variety of aspects of an insurance company’s business and financial condition. The primary public purpose of such supervision and regulation is to protect the insurer’s policyholders, not the insurer’s shareholders. The extent of regulation varies and generally is derived from state statutes that delegate regulatory, supervisory, and administrative authority to state insurance departments. Although the insurance industry is primarily regulated by individual states, federal initiatives can have an impact on the industry, such as the federal government’s enactment and extension of TRIA, the enforcement of economic and trade sanctions by the Office of Foreign Assets Control, and the proposal for an optional federal charter that would allow companies to choose between state regulation and national regulatory structure that would eliminate the need to comply with 51 sets of different regulations.
The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), and related regulations govern, among other things, the privacy of consumer financial information. GLB limits disclosure by financial institutions of “nonpublic personal information” about individuals who obtain financial products or services for personal, family, or household purposes. GLB generally applies to disclosures to non-affiliated third parties, but not to disclosures to affiliates. Many states in which we operate have adopted laws that are at least as restrictive as GLB. Privacy of consumer financial information is an evolving area of regulation requiring continued monitoring to ensure continued compliance with GLB.
We cannot quantify the financial impact we would incur to satisfy revised or additional regulatory requirements that may be imposed in the future.
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

All states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with certain insurance supervisory agencies and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers. Pursuant to these laws, the respective departments may: (i) examine us and the Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of the Insurance Subsidiaries with any affiliate; and (iii) require prior approval or notice of certain transactions, such as dividends or distributions to the Parent from the Insurance Subsidiary domiciled in that state.
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

NAIC model laws and regulations are not usually applicable unless enacted into law or promulgated into regulation by the individual states. The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for all state insurance departments. All of the Insurance Subsidiaries’ states of domicile, except New York, are accredited by the NAIC. Examinations conducted by, or along with, accredited states can be accepted by other states. The NAIC intends to create a nationwide regulatory network of accredited states.
The NAIC model laws and regulations are also intended to enhance the regulation of insurer solvency. These model laws and regulations contain certain risk-based capital requirements for property and casualty insurance companies designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with total adjusted capital that is less than two times their “Authorized Control Level,” as calculated pursuant to the NAIC model laws and regulations, are subject to different levels of regulatory intervention and action. Based upon the unaudited 2008 statutory financial statements for the Insurance Subsidiaries, each Insurance Subsidiary’s total adjusted capital substantially exceeded two times their Authorized Control Level.
Investments Segment
Our Investments segment operations are based primarily in Parsippany, New Jersey, while certain segments of the portfolio are managed by external investment portfolio managers. Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity price risks and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our other investments, including our portfolio of alternative investments, or general market conditions.
Our investment philosophy includes setting certain return and risk objectives for our equity and fixed maturity portfolios. The return objective of our equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for our portfolios are focused on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the Insurance Operations; (iv) consideration of taxes; and (v) preservation of capital. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. Tactically, we also plan to further increase our portfolio allocation to Government and Agency holdings in the near-term in an effort to increase liquidity and capital preservation. At December 31, 2008, our investment portfolio consisted of $3,035.4 million (86%) of fixed maturity securities, $134.7 million (4%) of equity securities, $198.1 million (5%) of short-term investments, and $172.1 million (5%) of other investments.

While we have remained focused on our stated objectives, recently the fixed-income markets have been experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions and increased the risk that issuers, or guarantors, of fixed maturity securities could default on principal and interest payments. Initially, the effects were focused on the subprime segment of the mortgage-backed securities market. However, this volatility has since spread, negatively impacting: (i) a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade; (ii) the U.S. and international credit and interbank money markets generally; and (iii) a wide range of financial institutions and markets, asset classes, and sectors. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to sell. As a result, investment quality has become increasingly more important given the extreme volatility in the fixed-income markets. Our fixed maturity portfolio is comprised primarily of highly rated securities, with almost 100% rated investment grade. The average rating of our fixed maturity securities is “AA+” by Standard & Poor’s Insurance Rating Services (“S&P”) , their second highest credit quality rating. We expect to continue to invest primarily in high quality, fixed maturity investments in order to reduce volatility of the portfolio and to maximize after-tax investment yield. However, the continuing market disruption has, in the short-term, kept us more focused on liquidity and capital preservation, at the expense of additional yield. The average duration of our fixed maturity portfolio, including short-term investments, was 3.5 years at December 31, 2008 and 3.9 years at December 31, 2007.
Domestic and international equity markets have also experienced heightened volatility and turmoil, with issuers (such as our company) exposed to the mortgage securities and credit markets particularly affected. As a result, we also took steps to limit our overall portfolio volatility by reducing our equity position by approximately $50 million. As noted above, our equity portfolio now represents only 4% of our total portfolio, which is down from 7% a year ago.
Additionally, our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. Our other investment strategy has historically provided additional yield with equity-like returns that were not significantly correlated to the S&P 500 index. The general volatility in the capital markets, the dislocation of the credit markets, and reduced values of financial assets globally has resulted in a negative return for this asset class during 2008; however, its total return outperformed the S&P 500 index by 2,700 basis points. As of December 31, 2008, these types of investments represented 5% of our total invested assets, which was consistent with prior year. Although our other investment asset class adds some earnings volatility, their continued outperformance of the S&P 500 index is expected to build more value for our shareholders over the long-term.
For further information regarding our risks associated with the overall investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Item 1A. “Risk Factors” of this Form 10-K. For additional information about investments, see the section entitled, “Investments,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data,” Note 4 of this Form 10-K.
Diversified Insurance Services Segment
Our Diversified Insurance Services segment provides fee-based revenues that are expected to contribute to earnings, increase operating cash flow, and help mitigate potential volatility in insurance operating results. The Diversified Insurance Services segment is complementary to our business model by sharing a common marketing or distribution system and creating new opportunities for independent agents to bring value-added services and products to their customers. The Diversified Insurance Services operation has two major components: (i) HR Outsourcing; and (ii) Flood.
HR Outsourcing and Related Regulation
HR Outsourcing products and services are sold by Selective HR Solutions, Inc. and its subsidiaries (“Selective HR”), which are headquartered in Sarasota, Florida. Selective HR’s customers are small businesses who generally have existing relationships with our independent insurance agents. Selective HR leverages these relationships by using independent insurance agents as its distribution channel for its products and services in the states where it operates. As a Professional Employer Organization (“PEO”), Selective HR enters into agreements with clients that establish a three-party relationship under which Selective HR and the client are co-employers of the employees who work at the client’s location (“worksite employees”). Selective HR’s 2008 operations have been adversely impacted by the economic downturn and the recent increase in unemployment in the U.S. These challenges are manifesting themselves through lower worksite lives and pressure on our State Unemployment Tax Authority (“SUTA”) margins as further discussed in the section entitled, “Diversified Insurance Services Segment,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. As of December 31, 2008, Selective HR had approximately 22,500 worksite employees, 34% of which were located in the state of Florida.

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
Flood Insurance and Related Regulation
We are a servicing carrier in the WYO Program of the U.S. government’s NFIP. The NFIP is administered by the Federal Emergency Management Agency (“FEMA”), which is, in turn, part of the Department of Homeland Security. The WYO Program is a cooperative undertaking of the insurance industry and FEMA. The WYO Program allows participating property and casualty insurance companies to write and service the Standard Flood Insurance Policy in their own names, while ceding all of the premiums collected and losses incurred on these policies to the federal government. We receive the following amounts from the NFIP: (i) fees associated with servicing policy premium; and (ii) fees associated with the handling of claims. On June 1, 2008, the NFIP revised their fee structure associated with the handling of claims to provide for fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with fees equal to 1.5% of all incurred losses. Prior to June 1, 2008, we received claims handling fees equal to 3.3% of all incurred losses. Although these expenses could potentially change with future legislation, our servicing fee is currently 29.8% of direct premiums written. As of December 31, 2008, we served approximately 317,000 Flood policies under the NFIP through over 5,400 independent agents in 50 states and the District of Columbia.
The viability of the NFIP’s reinsurance program under the WYO Program is an essential component of our Diversified Insurance Services operations. On September 30, 2008, a law was passed to extend the NFIP authority to issue new policies, increase coverage on existing policies, and issue renewal policies until March 6, 2009. The NFIP currently has borrowing authority in the amount of $20.8 billion and has borrowed $17.3 billion through 2008. This amount is expected to rise as claims from Hurricane Ike continue to mature. The NFIP calculates that they will reach the borrowing limit in the first quarter of fiscal year 2010 and FEMA is currently seeking additional borrowings from Congress. We continue to monitor developments with the NFIP.
Competition
We face significant competition in both our Insurance Operations and Diversified Insurance Services segments.
Property and casualty insurance is highly competitive on the basis of both price and service, and is extensively regulated by state insurance departments. In 2008, we were ranked as the 47th largest property and casualty group in the U.S. based on the 2007 NPW, by A.M. Best in its list, “Top 200 U.S. Property/Casualty Groups.” The Insurance Operations compete with regional insurers, such as Cincinnati Financial Corporation and Harleysville Group, Inc., and national insurance companies, such as Liberty Mutual Group, Travelers Companies, Inc., The Hartford Financial Services Group, Inc., and Zurich Financial Services Group. We also compete against direct writers of insurance coverage, including insurance offered through competitors’ Internet websites. These writers, such as GEICO and The Progressive Corporation, offer coverage primarily in personal lines. Many of our competitors have more customers and more financial and operating resources than we do. As a result, they have greater scalability and more information regarding their risks which, with the use of statistical and computer models, may give them greater ability to make pricing and underwriting decisions. Purchasers of property and casualty insurance products do not always differentiate between insurance carriers and differences in coverage. The more significant competitive factors for most of our insurance products are financial ratings, safety management, price, coverage terms, claims service, and technology. In addition, we also face competition within each insurance agency that sells its insurance products as the agencies represent more than one insurance company.
With regard to our Diversified Insurance Services segment, according to the most recent published information, Selective HR was ranked as the 14th largest PEO in a “Staffing Industry Report” published by Staffing Industry Analysts, Inc., based on 2007 gross revenue. Based on 2007 information, our flood line of business is the 7th largest WYO carrier for the NFIP based on information obtained from statutory annual statements.
Please refer to Item 1A. “Risk Factors,” of this Form 10-K for a discussion of the factors that could impact our ability to compete.

Seasonality
Our insurance business experiences modest seasonality with regard to premiums written. Due to the general timing of commercial policy renewals, premiums written are usually highest in January and July and lowest during the fourth quarter of the year. Although the writing of insurance policies experiences modest seasonality, the premiums related to these policies are earned consistently over the period of coverage. Losses and loss expenses incurred tend to remain consistent throughout the year, unless a catastrophe occurs from man-made or weather-related events such as hail, tornadoes, windstorms, hurricanes, and nor’easters.
Customers
No one customer or independent agency accounts for 10% or more of our total revenue or the revenue of any one of our business segments.
Employees
At December 31, 2008, we had approximately 2,000 employees, of which 1,800 worked in the Insurance Operations and Investments segments and 200 worked in the Diversified Insurance Services segment.

Executive Officers of the Registrant
The following table sets forth biographical information about our Chief Executive Officer and executive officers as of February 27, 2009:

Name, Age, Title	Occupation and Background
Gregory E. Murphy, 53 Chairman, President, and Chief Executive Officer	• Present position since May 2000 • President, Chief Executive Officer, and Director, Selective, 1999 — 2000 • President, Chief Operating Officer, and Director, Selective, 1997 — 1999
• Other senior executive, management, and operational positions, Selective, since 1980
• Certified Public Accountant (New Jersey) (Inactive)
• Director, Newton Memorial Hospital Foundation, Inc., since 1999
• Director, Property Casualty Insurers Association of America, since 2008
• Director, Insurance Information Institute, since 2000
• Trustee, the American Institute for CPCU (AICPCU) and the Insurance Institute of America (IIA), since June 2001
• Graduate of Boston College (B.S. Accounting)
• Harvard University (Advanced Management Program)
• M.I.T. Sloan School of Management

Richard F. Connell, 63 Senior Executive Vice President and Chief Administrative Officer
•     Present position since October 2007

•     Senior Executive Vice President and Chief Information Officer, Selective, 2006 — 2007

•     Executive Vice President and Chief Information Officer, Selective, 2000 — 2006

• Chief Technology Officer, Liberty Mutual, 1998 — 2000
• Central Connecticut State University (B.S. Marketing)

Kerry A. Guthrie, 51 Executive Vice President and Chief Investment Officer	• Present position since February 2005 • Senior Vice President and Chief Investment Officer, Selective, 2002 — 2005
• Various investment positions, Selective, 1987 — 2002
• Chartered Financial Analyst
• Certified Public Accountant (New Jersey) (Inactive)
• Member, New York Society of Security Analysts
• Siena College (B.S. Accounting)
• Fairleigh Dickinson University (M.B.A. Finance)

Dale A. Thatcher, 47 Executive Vice President, Chief Financial Officer and Treasurer	• Present position since February 2003 • Senior Vice President, Chief Financial Officer and Treasurer, Selective, 2000 — 2003 • Certified Public Accountant (Ohio) (Inactive)
• Chartered Property and Casualty Underwriter
• Chartered Life Underwriter
• Member, American Institute of Certified Public Accountants
• Member, Ohio Society of Certified Public Accountants
• Member, Financial Executives Initiative
• Member, Insurance Accounting and Systems Association
• University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)
• Harvard University (Advanced Management Program)

Name, Age, Title	Occupation and Background
Ronald J. Zaleski, 54 Executive Vice President and Chief Actuary	• Present position since February 2003 • Senior Vice President and Chief Actuary, Selective, 2000 - 2003 Vice President and Chief Actuary, Selective, 1999 — 2000
• Fellow of Casualty Actuarial Society
• Member, American Academy of Actuaries
• Loyola College (B.A. Mathematics)

Steven B. Woods, 49 Executive Vice President, Human Resources	• Present position since January 2009 • Vice President, Human Resources, Corporate Affairs, Administration and Vice President, International for Crayola, LLC, 2000 — 2009
• Southeastern Massachusetts University (B.S.)
• Old Dominion University (Ph.D., M.S.)

Michael H. Lanza, 47 Executive Vice President, General Counsel, and Chief Compliance Officer	• Present position since October 2007 • Senior Vice President and General Counsel, Selective, 2004 - 2007 • Corporate advisor and legal consultant, 2003 — 2004
• Executive Vice President and Corporate Secretary, QuadraMed Corporation, 2000 — 2003
• Member, Society of Corporate Secretaries and Corporate Governance Professionals
• Member, National Investor Relations Institute
• University of Connecticut (B.A.)
• University of Connecticut School of Law (J.D.)

Mary T. Porter, 53 Executive Vice President, Chief Claims Officer	• Present position since October 2007 • Senior Vice President, Director of Corporate Claims, Selective, 2007 • Vice President, Group General Counsel, St. Paul Travelers, 1999 — 2006
• Assistant Vice President, Group Counsel USF&G, St. Paul Companies, 1993 — 1999
• Member, Federation of Defense and Corporate Counsel
• Long Island University, C.W. Post College (B.A. Political Science)
• George Washington University (J.D.)

John J. Marchioni, 39 Executive Vice President, Chief Underwriting and Field Operations Officer
•     Present position since October 2008

•     Executive Vice President, Chief Field Operations Officer, Selective, 2007 — 2008

•     Senior Vice President, Director of Personal Lines, Selective, 2005 — 2007

•     Various insurance operations and government affairs positions, Selective, 1998 — 2005

• Chartered Property Casualty Underwriter (CPCU)
• Princeton University (B.A. History)
• Harvard University (Advanced Management Program)

Information regarding our Board of Directors (the “Board”) is included in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on April 29, 2009 in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.
Available Information
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other required information with the SEC. The public may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including ourselves, that file electronically with the SEC.
We have a website, www.selective.com, through which our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the SEC.

Item 1A. Risk Factors
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, or changing stockholders’ dividends. The following list of risk factors is not exhaustive and others may exist. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.
Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad. As widely reported, financial markets in the U.S., Europe, and Asia have been experiencing extreme disruption from the second half of 2007 through 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the financial and insurance markets going forward. These concerns have also led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession.
In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions and increased the risk that issuers, or guarantors, of fixed maturity securities will default on principal and interest payments. Initially, the effects were focused on the subprime segment of the mortgage-backed securities market. However, this volatility has since spread, negatively impacting: (i) a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade; (ii) the U.S. and international credit and interbank money markets generally; and (iii) a wide range of financial institutions and markets, asset classes, and sectors. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to sell. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) exposed to the mortgage securities and credit markets particularly affected. These factors and the continuing market disruption may have an adverse effect on our investment portfolio, revenues, and profit margins.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation, all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products could be adversely affected. In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership in 2008 because 43% of NPW in our Commercial Lines business was generated through contractors business. Further unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage or choose not to renew with us. These circumstances could have a material adverse effect on our business, results of operations and financial condition. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the U.S. and other countries, which may have an adverse effect on us.

We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2008, our fixed maturity securities portfolio represented approximately 86% of our total invested assets. Approximately 66% of our fixed maturity securities are state, municipality, or U.S. Government obligations. The occurrence of a major economic downturn (such as the current economy), acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease. For example, rating agency downgrades of monoline insurance companies during 2008 contributed to a decline in the carrying value and the market liquidity of our municipal bond investment portfolio. A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition. Levels of write down are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment (“OTTI”) charge.
The current economic crisis has also raised the possibility of future legislative and regulatory actions, in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”), which could further impact our business. We discuss government actions further in this section. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
Our loss reserves may not be adequate to cover actual losses and expenses.
We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims for each accounting period. From time to time, we adjust reserves and, if the reserves are inadequate, must increase our reserves. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the deficiency in reserves is identified; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, and financial strength and debt ratings. Our estimates of reserve amounts are based on facts and circumstances of which we are aware, including our expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims.
We regularly review our reserving techniques and our overall amount of reserves. We also review:
•	Information regarding each claim for losses, including potential extra-contractual liabilities, or amounts paid in excess of the policy limits, which may not be covered by our contracts with reinsurers;

•	Our loss history and the industry’s loss history;

•	Legislative enactments, judicial decisions and legal developments regarding damages;

•	Changes in political attitudes; and

•	Trends in general economic conditions, including inflation.
In addition to the above, we continue to manage our claims process in an effort to reduce claim cycle times and improve workflows. The initiatives undertaken in 2008 included: (i) claims automation; (ii) enhancement of claims quality and control; (iii) litigation management; (iv) enhancement of compliance and bill review; (v) enhancement of workers compensation review; and (vi) enhancement of salvage and subrogation review. As these initiatives are anticipated to accelerate the timing of reserve establishment, we ultimately expect lower loss costs to be realized through reduced legal and loss adjustment expenses. This acceleration will inflate our severity statistics in the near term, but we expect the longer-term benefit to be a more efficient management of the claims process.
We cannot be certain that the reserves we establish are adequate or will be adequate in the future. For more information regarding reserves, see the section entitled “Reserve for Losses and Loss Expenses” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
As a property and casualty insurer we are particularly vulnerable to catastrophic events.
Results of property and casualty insurers, such as our company, are subject to weather and other conditions. While one year may be relatively free of major weather occurrences or other disasters, another year may have numerous such events, causing results to be materially worse than other years. The Insurance Subsidiaries have experienced catastrophe losses and we expect them to experience such losses in the future.

Various natural and man-made events can cause catastrophes, including, but not limited to; hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, floods and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is determined by the severity of the event and the total amount of insured exposures in the area affected by the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of the Insurance Subsidiaries historically have been related to commercial property and homeowners coverages. Our property and casualty insurance business is concentrated geographically in the Eastern and Midwestern regions of the U.S. New Jersey accounted for 29% of our total NPW during the year ended December 31, 2008.
The Insurance Subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Reinsurance, however, may prove inadequate if:
•	The modeling software we use to analyze the Insurance Subsidiaries’ risk results in an inadequate purchase of reinsurance by us;

•	A major catastrophic loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or

•	The frequency of catastrophe losses result in the Insurance Subsidiaries exceeding their one reinstatement.
Continued deterioration in the public debt and equity markets, as well as in the private investment marketplace, could lead to investment losses, which may adversely affect our results of operations, financial condition and liquidity.
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity price risks, and the changes in market value of our alternative investment portfolio. A decline could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our other investments, including our portfolio of alternative investments, or general market conditions.
Our notes payable and line of credit are subject to certain debt-to-capitalization restrictions and net worth covenants, which could also be impacted by a significant decline in investment values, and further OTTI charges could be necessary if there is a future significant decline in investment values. Depending on market conditions going forward, and in the event of extreme prolonged market events, such as the global credit crisis, we could incur additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, and our ability to access capital markets as a result of realized losses, impairments and changes in unrealized positions.
Interest rate risk
Our exposure to interest rate risk relates primarily to the market price (and cash flow variability) associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. Our fixed income investment portfolio contains interest rate sensitive instruments, that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested and new investments. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset by lower rates of return on funds reinvested and new investments. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.
Equity price risk
Our primary exposure to equity risk relates to the potential adverse impact on our equity investments associated with volatility in equity market prices, decreased dividend payment rates, and reduced returns in certain of our other investments, which reduces our investment portfolio. 4%, or $134.7 million, of our total investment portfolio was equity securities and 5%, or $165.0 million, of our total investment portfolio was alternative investments as December 31, 2008. 49%, or $81.0 million, of our alternative investments were private equity investments (including secondary market), which represented 2% of our total investment portfolio as of December 31, 2008.

We are also exposed to interest rate and equity risk based on the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of our pension plan. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
The factors discussed above have resulted in significant realized and unrealized losses, including write downs for OTTI charges, in our equity and other investment portfolio. Any further decline in the market value of our equity and other investments would continue to reduce our revenue, stockholders’ equity, and policyholders’ surplus, which could impact our ability to issue additional insurance policies.
For more information regarding market, interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
The property and casualty insurance industry is cyclical.
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, occurrence or severity of catastrophic events, levels of capacity, general economic conditions, interest rates, and other factors. Demand for insurance is influenced significantly by prevailing general economic conditions. The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance industry historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. For example, competitors pricing business below technical levels could force us to reduce our profit margin in order to protect our best business. We have experienced the following fluctuations in Commercial Lines premium pricing, excluding exposure (“pure price”), over the past several years:

Year	Percentage Increase (Decrease) from Year to Year
2008	(3.1)%
2007	(3.9)%
2006	(1.7)%
2005	0%
2001-2004	Increases ranging from 4.3% to 12.6%
As an example of pricing and loss trends on the statutory combined ratio, taking a pure price decline of 1.4% and removing the expense that directly varies with premium volume yields an adverse combined ratio impact of approximately 1 point, in addition to a claims inflation increase of 3%, will cause the loss and loss adjustment expense ratio to increase approximately 2 points, all else remaining equal. The combination of claims inflation and price decreases could raise the combined ratio approximately 3 points in this example, absent any initiatives targeted to address these trends.
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
Any of the above developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

There can be no assurance that the actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies to try to stabilize the financial markets will achieve their intended effect.
In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President George Bush signed the EESA into law. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions to try to stabilize the financial markets. The EESA or similar legislation, as well as monetary or fiscal actions by the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. These new forms of legislation and actions may have other consequences on financial factors, including interest rates, foreign exchange rates, and the markets for the financial instruments purchased and sold by the U.S. Department of Treasury pursuant to the EESA. These other consequences could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related actions, or ineffectiveness of the legislation and actions, could result in a crisis of investor confidence in the U.S. economy and financial markets, which could increase constraints on the liquidity available in the banking system and financial markets and increase pressure on the price of our fixed income and equity portfolios. These results could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of the Parent’s common stock.
In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity. However, since we are unable to predict the likely duration and severity of the current disruptions in the marketplace, we may find it difficult to raise capital, and if we do, we may be forced to incur a relatively high cost to obtain such capital.
Although we do not plan to participate in any of the EESA programs, it is possible that our competitors may, and those competitors may gain a competitive advantage by accessing funds through the EESA programs. Furthermore, it is possible that some companies, including competitors, may attempt to use the existing market volatility and enhanced market oversight as a platform for isolating poorly performing assets into separate stand-alone entities. There can be no assurance as to the effect that any such actions will have on our competitive position.
In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. In light of the current financial crisis, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements. These developments, if they occurred, could materially affect our results of operations, financial condition and liquidity.
The Federal Deposit Insurance Corporation (“FDIC”) approved the Temporary Liquidity Guarantee Program (“TLGP”) on November 21, 2008. The program was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. If we purchase securities guaranteed under the TLGP, and the program does not strengthen confidence or encourage liquidity in the marketplace, the carrying value of such securities in our investment portfolio could be adversely affected.
We are subject to the types of risks inherent in making alternative investments in private limited partnerships.
Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. As of December 31, 2008, these types of investments represented 5% of our total invested assets. The amount and timing of income from these partnerships tends to be variable as a result of the performance and investment stage of the underlying investments. The timing of distributions from the partnerships, which depends on particular events relating to the underlying investments, as well as the partnerships’ schedules for making distributions and their need for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. In addition, the general volatility in the capital markets, the dislocation of the credit markets, and reduced values of financial assets globally in the last half of 2008 has reduced investment income from these types of investments. Pursuant to the various limited partnership agreements of these partnerships, we are committed to potential future capital calls in the aggregate amount of approximately $120 million as of December 31, 2008.

We are also subject to the risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective. The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Pursuant to FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), each of these general partners is required to determine fair value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations which could lead to significant decreases in their fair value from one reporting period to the next. Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.
The valuation of our investments include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
Fixed maturity, equity and trading securities and short-term investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets as of December 31, 2008. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2) and the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use a combination of independent pricing services and broker quotes to price our investment securities. At December 31, 2008, approximately 13% and 87% of these securities represented Level 1 and Level 2, respectively. However, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our financial condition and may result in an increase in non-cash OTTI charges.
The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
An investment in a fixed maturity or equity security, is impaired if its fair value falls below its carrying value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income for those securities that are held as available for sale. If we believe the decline is other-than-temporary we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. Management’s assessment of a decline in value includes current judgment as to the financial position and future prospects of the security issuer as well as our ability and intent to hold such security until a recovery could occur.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) whether the decline appears to be issuer or industry specific; (ii) the relationship of market prices per share to book value per share at the date of acquisition and date of evaluation; (iii) the price-earnings ratio at the time of acquisition and date of evaluation; (iv) the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations; (v) the recent income or loss of the issuer; (vi) the independent auditors’ report on the issuer’s recent financial statements; (vii) the dividend policy of the issuer at the date of acquisition and the date of evaluation; (viii) any buy/hold/sell recommendations or price projections published by outside investment advisors; (ix) any rating agency announcements; (x) the length of time and the extent to which the fair value has been less than carrying value; and (xi) the stress testing of projected cash flows under various economic and default scenarios.
As of December 31, 2008, there were 401 securities in our portfolio in an unrealized loss position, including certain securities that were priced at a significant discount compared to our original cost due to uncertainties in the marketplace. Our gross unrealized losses on available-for-sale fixed maturity securities at December 31, 2008 were $160.2 million, pre-tax, in the aggregate and the component of gross unrealized losses for securities with a fair value of less than 85% of their amortized costs was approximately $122.7 million, pre-tax, at such date. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect our financial condition and results of operations.
Insurance companies are subject to financial strength ratings issued by various Nationally Recognized Statistical Rating Organizations (“NRSROs”), based on factors relevant to policyholders. Ratings are not recommendations to buy, hold, or sell any of our securities. Higher ratings generally indicate financial stability and a strong ability to pay claims. We and the Insurance Subsidiaries currently maintain: (i) an A.M. Best financial strength rating of “A+” with a stable financial strength outlook; (ii) a S&P’s financial strength rating of “A+” with a negative outlook; (iii) a Fitch financial strength rating of “A+” with a stable outlook; and (iv) a Moody’s financial strength rating of “A2” with a stable outlook. A significant downgrade in ratings, from A.M. Best in particular, could: (i) affect our ability to write new business with customers, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit. Pursuant to our line of credit agreement with Wachovia Bank, National Association (“Line of Credit”), the Insurance Subsidiaries must maintain a financial strength rating by A.M. Best of at least “A-” (two levels below our current rating) at all times. A default under our Line of Credit could lead to acceleration of principal, which could trigger default provisions under certain of our other debt instruments and could negatively impact our ability to borrow in the future. As a result, any significant downgrade in ratings could have a material adverse effect our financial condition and results of operations.
In addition to financial strength ratings, various NRSROs also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Currently, we maintain: (i) an A.M. Best long term issuer credit rating of “a-” with a stable long term credit outlook; (ii) a S&P’s long term local issuer credit rating of “BBB+” with a negative outlook; (iii) a Fitch long term issuer default rating of “A-” with a stable outlook; and (iv) a Moody’s Investor Service (“Moody’s) senior unsecured debt rating of “Baa2” with a stable outlook. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets. The Insurance Subsidiaries are also parties to the Pooling Agreement that allows them to obtain a uniform rating from A.M. Best. If one or more of the Insurance Subsidiaries suffered a ratings downgrade, the ability of the entire pool to maintain its uniform rating would be uncertain.
In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the external rating agencies: (i) will heighten the level of scrutiny that they apply to such institutions; (ii) will increase the frequency and scope of their reviews; and (iii) may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

We operate in a highly competitive environment which could adversely impact our results of operations and financial condition.
We compete with regional and national property and casualty insurance companies, including public and mutual companies, some of which do not use independent agents and write directly with insureds. Many of these competitors are larger than us and have greater financial and operating resources, as well as greater information scale. The Internet has also emerged as a significant place of new competition, both from existing competitors and new competitors. A new form of competition may enter the marketplace as some reinsurers attempt to diversify their insurance risk by writing business in the primary marketplace. Because we sell our coverages through independent insurance agents who also are agents of our competitors, we face competition within each of our appointed independent insurance agencies.
We also face competition, primarily in the commercial insurance market, from entities that self-insure their own risks. Some of our customers and potential customers from time to time examine the benefits and risks of self-insuring as an alternative to traditional insurance. The ability to self-insure is generally only available to large risks. However, some small and mid-sized public entities do have the opportunity to partially self-insure through the use of risk pools or joint insurance funds.
New competition could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.
The occurrence of any acts of terrorism not covered by, or exceeding, reinsurance limits could have a material adverse affect on our results of operations and financial condition.
The U.S. Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended, established the Terrorism Risk Insurance Program (“TRIP”) which became effective on November 26, 2002 and was a three-year federal program effective through 2005. On December 22, 2005, President George Bush signed a bill extending TRIA for two more years, continuing TRIP through 2007. On December 26, 2007, President George Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) which further extended TRIP for seven years until December 31, 2014, and also eliminated the distinction between foreign and domestic acts of terrorism. This seven-year period was designed to provide the market with much needed stability.
TRIA requires sharing the risk of future losses from terrorism between private insurers and the federal government, and is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the U.S., including our company, are required to participate in this program. TRIA rescinded all previously approved exclusions for terrorism. Policyholders of non-workers compensation policies have the option to accept or decline the terrorism coverage we offer in our policies, or negotiate other terms. In 2008, approximately 90% of our commercial non-workers compensation policyholders purchased terrorism coverage. The terrorism coverage is mandatory for all workers compensation primary policies. In addition, 46%, or 10 of the 22 primary states in which we write commercial property coverage, mandated during 2008 the coverage of fire following an act of terrorism. These provisions apply to new policies written after enactment of TRIA. A terrorism act must be certified by the U.S. Secretary of Treasury in order to be covered by TRIA. Each participating insurance company will be responsible for paying out a certain amount in claims (a deductible) before federal assistance becomes available. This deductible, which was equal to approximately $201 million in 2009, is based on a percentage of commercial lines direct earned premiums for lines subject to TRIA from the prior calendar year. For losses above an insurer’s deductible, the federal government will cover 85%, while the insurer contributes 15%. Although the provisions of TRIPRA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial.
The Parent is a holding company, and its subsidiaries may have a limited ability to declare dividends, and thus it may not have access to the cash that is needed to meet its cash needs.
Substantially all of the Parent’s operations are conducted through its subsidiaries. Restrictions on the ability of its subsidiaries, particularly the Insurance Subsidiaries, to pay dividends or make other cash payments to the Parent may materially affect its ability to pay principal and interest on our indebtedness and dividends on its common stock.
Under the terms of our debt and line of credit agreements and financial solvency laws affecting insurers, the Parent’s subsidiaries are permitted to incur indebtedness up to certain levels which may restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by its subsidiaries to the Parent. We cannot assure that the laws and agreements governing the current and future indebtedness of the Parent’s subsidiaries will permit such subsidiaries to provide the Parent with sufficient dividends or distributions to fund the Parent’s cash needs. Sources of funds for the Insurance Subsidiaries primarily consist of premiums, investment income, and proceeds from sales and redemption of investments. Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments.

The Insurance Subsidiaries may declare and pay dividends to the Parent only if they are permitted to do so under the insurance regulations of their respective state of domicile. All of the states in which the Insurance Subsidiaries are domiciled regulate the payment of dividends. Some states, including New Jersey, require that notice is given to the relevant state insurance commissioner prior to our Insurance Subsidiary domiciled in that respective state declaring any dividends and distributions payable to the Parent. During the notice period, the state insurance commissioner may disallow all or part of the proposed dividend upon determination that: (i) the insurer’s surplus is not reasonable in relation to its liabilities and adequate to its financial needs and those of the policyholders, or (ii) the insurer is otherwise in a hazardous financial condition. In addition, insurance regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval upon determination that, because of the financial condition of the insurance subsidiary or otherwise, payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors. Selective HR may also declare and pay dividends, which are restricted by the operating needs of this entity as well as professional employer organization’s licensing requirements to maintain a current ratio of at least 1:1.
We are subject to a variety of modeling risks which could have a material adverse impact on our business results.
We rely on complex financial models, such as predictive modeling, Risk Management Solutions, the ALGO risk tool and value-at-risk (“VaR”), which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance and portfolio risk. Flaws in these financial models and/or faulty assumptions used by these financial models, could lead to increased losses. For example, VaR is a method used by us to evaluate portfolio risk. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.
Our ability to reduce our exposure to risks depends on the availability and cost of reinsurance.
We transfer our risk exposure to other insurance and reinsurance companies through reinsurance arrangements. Through these arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of the insurance policy premiums. While reinsurance agreements generally bind the reinsurance companies for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. The availability, amount and cost of reinsurance depend on market conditions, which may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.
In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. Reinsurers which we have contracted with may default in their obligations as a result of insolvency, lack of liquidity, operational failure or other reasons. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us now or in the future or that they will pay these recoverables on a timely basis. For example, we maintain reinsurance relationships with certain subsidiaries of American International Group, Inc., which is currently party to a securities lending agreement with the Federal Reserve and was also given a line of credit by the Federal Reserve in order to meet its liquidity needs. Due to the uncertainty associated with casualty business, current reinsurance recoverables are subject to the credit risk of the reinsurers. The inability of any of our reinsurers to meet their financial obligations could materially and adversely affect our operations, as we remain primarily liable to our customers under the policies that we have insured.

We depend on independent insurance agents and other third party service providers.
We market and sell our insurance products through independent, non-exclusive insurance agencies and brokers. Agents and brokers are not obligated to promote our insurance products, and they may also sell the insurance products of our competitors. As a result, our business depends in part on the marketing and sales efforts of these agencies and brokers. As we diversify and expand our business geographically, we may need to expand our network of agencies and brokers to successfully market our products. If these agencies and brokers fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies, or other businesses. Agents with our appointment may decide to buy other agents. Changes in ownership of agencies or expansion of agencies through acquisition could adversely affect an agency’s ability to control growth and profitability, thereby adversely affecting our business.
In addition to independent insurance agents, we also rely on third party service providers to conduct a portion of our premium audits, safety management services, and claims adjusting services. HR Outsourcing relies on third party service providers for products such as health coverage, flexible spending accounts, and 401(k) savings plans. If these third party service providers fail to perform their respective services and/or fail to provide their products successfully and/or accurately, our business may be adversely impacted.
We are heavily regulated in the states in which we operate and changes in regulation may reduce our profitability and limit our growth.
We are subject to extensive supervision and regulation in the states in which the Insurance Subsidiaries transact insurance business. The primary purpose of insurance regulation is to protect individual policyholders and not stockholders or other investors. Our business can be adversely affected by regulations affecting property and casualty insurance companies. For example, laws and regulations can lead to mandated reductions in rates to levels that we do not believe are adequate for the risks we insure. Other laws and regulations limit our ability to cancel or refuse to renew certain policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance may also have an impact on our business. Our concentration of business may expose us to increased risks of regulatory matters in the states in which the Insurance Subsidiaries write insurance that could be greater than the risks we could be exposed to by transacting business in a greater number of geographic markets.
Although the insurance industry is primarily regulated by individual states and the U.S. federal government does not directly regulate the business of insurance, federal initiatives, such as the NFIP, the proposed National Insurance Act of 2007 (which would permit an optional federal charter for insurers), the proposed Free Choice Act (which would make it easier for workers to unionize), the Office of Foreign Assets Control, financial services regulation, privacy regulation and tort reform regulation can also impact the insurance industry and our company. Proposals intended to control the cost and availability of healthcare services have been debated in the U.S. Congress and state legislatures. Although we neither write health insurance nor assume any healthcare risk, rules affecting healthcare services can affect workers compensation, commercial and personal automobile, liability, and other insurance that we do write. We cannot determine whether, or in what form, healthcare reform legislation may be adopted by the U.S. Congress or any state legislature or what effect, if any, such adoption would have on us as an insurer or as an employer. In addition, in view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation. Proposals to create such a federal regulatory system for property and casualty insurers continue to be considered. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.
State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	Insurer solvency standards;

•	Insurer and agent licensing;

•	Investment restrictions;

•	Payment of dividends and distributions;

•	Provisions for current losses and future liabilities;

•	Deposit of securities for the benefit of policyholders;

•	Restrictions on policy terminations;

•	Unfair trade practices; and

•	Approval of premium rates and policy forms.

Further specific examples of insurance regulatory risks include:
Automobile Insurance Regulation
In 1998, New Jersey instituted an Urban Enterprise Zone (“UEZ”) Program, which requires New Jersey auto insurers to have a market share in certain urban territories that is in proportion to their statewide market share. Due to mandated urban rate caps, the premiums on these UEZ policies are typically insufficient to cover losses. Although the law that imposed these urban rate caps was repealed in 1998, the caps continue to be enforced by the New Jersey Department of Banking and Insurance (“NJDOBI”). In an effort to mitigate this rate inadequacy, the NJDOBI implemented a new territorial rating structure in 2008.
From time to time, legislative proposals are passed and judicial decisions are rendered related to automobile insurance regulation that could adversely affect our results of operations. For example, in 2005 a New Jersey Supreme Court decision eliminated the application of the serious life impact standard to personal automobile bodily injury liability cases under the verbal tort threshold of New Jersey’s AICRA. This decision allows claimants to file lawsuits for non-economic damages without proving that the injuries sustained had a serious impact on their lives.
Workers Compensation Insurance Regulation
Because we voluntarily write workers compensation insurance, we are required by state law to support the involuntary market. Insurance companies that underwrite voluntary workers compensation insurance can either directly write involuntary coverage, which is assigned by state regulatory authorities, or participate in a sharing arrangement, where the business is written by a servicing carrier and the profits or losses of that serviced business are shared among the participating insurers. We currently participate through a sharing arrangement in all states. State laws regulate not only the amounts and types of workers compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure businesses for those liabilities. For example, in approximately 16 states, workers compensation insurance rates are set by the state insurance regulators and are adjusted periodically. Historically, monoline workers compensation business has been unprofitable whether written directly or handled through a sharing arrangement. Additionally, we are required to provide workers compensation benefits for losses arising from acts of terrorism under our workers compensation policies. The impact of any terrorist act is unpredictable, and the ultimate impact on us will depend upon the nature, extent, location, and timing of such an act. Any such impact on us could be material.
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
Certain coastal states have instituted, or are considering adopting, legislation or regulation to maintain or increase the availability of property insurance, particularly homeowners insurance, in those states. As an example, certain states, including certain states in which the Insurance Subsidiaries transact homeowners insurance business, are considering legislation requiring that insurers that write homeowners insurance in any geographic area of a state must write homeowners insurance in all geographic areas of that state. We cannot predict whether any such legislation or regulation will be enacted, and the ultimate impact on us will depend upon the specifics of the legislation or regulation and the state or states that adopt any such legislation or regulation.
Credit Scoring Regulation
We use certain aspects of credit scores when evaluating individual risks. In June 2007, the U.S. Supreme Court interpreted the Fair Credit Reporting Act (“FCRA”) concerning the meaning of the term “adverse action” as it relates to an insurance carrier’s use of credit scoring when it quotes premium for a personal lines applicant or raises premium for an existing personal lines insured. This interpretation requires insurance carriers to notify policyholders and applicants when their credit reports are the basis for adverse action, such as a rate increase. An adverse action notification, according to the interpretation, would be required if a quoted rate is higher than it would have been in a credit neutral comparison, which compares the credit score based-rate against a credit score neutral-rate. The interpretation does not require an insurance carrier to inform all policyholders that their credit reports have been reviewed in the underwriting process or that the rate they have received is higher than the best possible rate of the carrier.

In 2008, the Federal Trade Commission (“FTC”) asked nine of the largest homeowners insurance companies to provide information it says will allow it to determine how consumer credit data is used by the companies in underwriting and rate setting. In addition, legislation was introduced that would amend the FCRA to prohibit personal lines property casualty insurers from utilizing credit information to underwrite a personal lines policy if the FTC study concludes that insurers use of credit information in underwriting “results in racial or ethnic discrimination or represents a proxy or proxy effect for race or ethnicity.”
Changes to regulation regarding the use of credit scores at either the federal or state level may impact the way in which we price business and/or notify policyholders or applicants of adverse actions resulting from the use of these scores. However, the impact of such a change would apply similarly to all market participants that currently utilize credit scores.
Regulation and Legislation of Agent Compensation
The Insurance Subsidiaries sell insurance products and services primarily through appointed independent insurance agents. Accordingly, we seek to compensate our agents consistent with market practices and pay commissions and other consideration for business agents place with the Insurance Subsidiaries. We disclose our compensation practices in notices to all policyholders and on our public website, while referring all specific questions about agent compensation to the agent that placed the business with us.
At present, we believe our agent compensation practices and disclosures meet current legal and regulatory requirements. In recent years, however, certain state attorney generals have investigated various alleged anticompetitive practices engaged in by several insurance brokers and national insurance companies that compete with us. Some of these investigations, mainly related to insureds that are much larger than our target customers, have resulted in consent orders under which brokers and several of our competitors have left uncontested the attorney general’s allegations that some of their compensation arrangements may have caused certain brokers to clandestinely “steer” clients to specific insurers without sufficient disclosure to the client. The consent orders also have, to one degree or another, banned the use of such compensation arrangements by the offending brokers and insurers in several, but not all, lines of business.
Given the regulatory scrutiny of compensation arrangements with brokers to date, it is possible that compensation arrangements between insurers and independent agents will come under further review and will be the subject of public policy debate and possible legislative reform. We monitor these developments but cannot determine the nature or effect, if any, that such a public policy debate or possible legislative reform will have on our agent compensation practices or business.
Reinsurance Regulation
Florida, a state in which we do not write homeowners insurance or private passenger automobile insurance, passed legislation in 2008: (i) changing the funding and operation of the Florida state-sponsored insurer of last resort, Citizens Property Insurance Corporation, and the Florida Hurricane Catastrophe Fund (“FHCF”), which is the Florida state-sponsored reinsurance facility; and (ii) prohibiting residential property insurers from including in rate calculations the additional costs of private reinsurance or loss exposure that duplicates FHCF coverage. In the short-term, such legislative action may increase overall private property reinsurance availability and reduce our costs outside of Florida. Should other states in which we write business enact similar legislation, it is possible that we may not be able to include the costs of reinsurance that we deem appropriate in our rates. In such an event, we may be forced, if permitted under applicable law, to exit certain markets. If not permitted to exit such markets, we may face unfair competitive situations, where state-sponsored insurers implement rate freezes or decreases.
We face risks as a servicing carrier in the WYO Program of the U.S. government’s NFIP.
We are a servicing carrier in the WYO program of the NFIP. Flood insurance is offered through the NFIP, which is managed by the Mitigation Division of FEMA under the U.S. Department of Homeland Security. On September 30, 2008, a law was passed to extend the NFIP authority to issue new policies, increase coverage on existing policies, and issue renewal policies until March 6, 2009. The NFIP currently has borrowing authority established by Congress in the amount of $20.8 billion and, prior to Hurricane Ike in the third quarter of 2008, had borrowed $17.3 billion from the U.S. Treasury. FEMA is currently seeking additional borrowings from the U.S. Treasury as the current limitation is expected to only last into the first quarter of 2010. We continue to monitor developments with the NFIP.

As a servicing carrier in the WYO program we receive an expense allowance, or servicing fee, for policies written and claims serviced under the WYO program. Effective June 1, 2008, the NFIP revised their claim servicing fee structure to provide for fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with fees equal to 1.5% of all incurred losses. Prior to June 1, 2008, we received claims handling fees equal to 3.3% of all incurred losses. Effective October 1, 2008, the expense allowance for servicing policies written was increased 0.1% to 29.8%. Any future changes to the fee structure or the expenses incurred by us to adhere to additional regulatory requirements of the WYO program could have an adverse effect on our operations.
While currently there are no active bills in Congress reforming the NFIP, we do expect to see legislative activity in 2009. It is possible that this federal program could be modified in an unfavorable manner having an adverse effect on our flood results, potentially affecting our continued participation in the program.
Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.
Tax legislation which changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. At December 31, 2008, 48% of our investment portfolio was invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates.
Class action litigation could affect our business practices and financial results.
Our industries have been the target of class action litigation in areas including the following:
•	After-market parts;

•	Urban homeowner insurance underwriting practices;

•	Credit scoring and predictive modeling pricing;

•	Investment disclosure;

•	Health maintenance organization practices;

•	Discounting and payment of personal injury protection claims; and

•	Shareholder class action suits.
A change in our market share in New Jersey could adversely impact the results of our private passenger automobile business.
New Jersey insurance regulations require New Jersey auto insurers to involuntarily write private passenger automobile insurance for individuals who are unable to obtain insurance in the voluntary market. These policies are priced according to a separate rating scheme that is established by the assigned risk plan and subject to approval by NJDOBI. The amount of involuntary insurance an insurer must write in New Jersey depends on the insurer’s statewide market share — the greater the market share, the more involuntary coverage the insurer is required to write. The underwriting of involuntary personal automobile insurance in New Jersey has been historically unprofitable. In addition to the assigned risk plan in New Jersey, there are ongoing attempts to address rate disparities between different geographic regions in the state, as well as judicial attempts to address limitations of lawsuits. In 2008, the NJDOBI implemented a new territorial rating structure to, in part, address the historical geographic subsidization. If our market share in New Jersey increases it could adversely impact the results of our private passenger automobile business if we are required to write more involuntary coverage.
We depend on key personnel.
To a large extent, the success of our businesses is dependent on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, HR Outsourcing, and corporate personnel. Competition to attract and retain key personnel is intense. While we have employment agreements with a number of key managers, we generally do not have employment contracts with our employees and cannot ensure that we will be able to attract and retain key personnel. In addition, our workforce is older, with an average age of 45 as of December 31, 2008. Approximately 18% of our workforce as of December 31, 2008 was retirement eligible under our retirement and benefit plans.

We face risks from technology-related failures.
Our businesses are increasingly dependent on computer and Internet-enabled technology. Our inability to anticipate or manage problems with technology associated with scalability, security, functionality, or reliability could adversely affect our ability to write business and service accounts, and could adversely impact our results of operations and financial condition.
We face risks in the HR Outsourcing business.
Selective HR is affected by numerous federal and state laws and regulations relating to employment matters, benefits plans, and taxes. In performing services for its clients, Selective HR assumes some obligations of an employer under these laws and regulations. Regulation in HR Outsourcing is constantly evolving, which could result in the modification of laws and regulations from time to time. We cannot predict what additional government initiatives, if any, affecting Selective HR may be promulgated in the future. Consequently, we also cannot predict whether Selective HR will be able to adapt to new or modified regulatory requirements or obtain necessary licenses and government approvals.
The severe downturn in the U.S. economy has particularly affected small businesses, which are the core of Selective HR’s customer base. Selective HR enters into agreements with these small businesses to establish a three-party relationship under which Selective HR and the small business are co-employers of the employees who work at the small business’ location (“worksite employees”). As these small businesses continue to feel the strain of liquidity issues, they may: (i) bring “in-house” the services that Selective HR provides to them; (ii) reduce their payrolls; or (iii) cease to continue their operations all together. The loss of these worksite employees will adversely affect Selective HR’s revenues. Furthermore, since Selective HR is considered the co-employer of their clients’ employees, the rising unemployment rates in the U.S. will cause deterioration on Selective HR’s SUTA margins. This rise in unemployment rates, coupled with anticipated extensions of unemployment benefits, could put pressure on many states’ unemployment funds and is anticipated to result in future SUTA rate increases. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the U.S.
We employ anti-takeover measures that may discourage potential acquirers and could adversely affect the value of the Parent common stock.
The Parent owns all of the shares of stock of the Insurance Subsidiaries. State insurance laws require prior approval by state insurance departments of any acquisition or control of a domestic insurance company or of any company that controls a domestic insurance company. Any purchase of 10% or more of the Parent’s outstanding common stock would require prior action by all or some of the insurance commissioners of the Insurance Subsidiaries’ states of domicile.
Other factors also may discourage, delay, or prevent a change of control of us, including, among others, provisions in our certificate of incorporation (as amended), relating to:
•	Supermajority voting and fair price to our business combinations;

•	Supermajority voting requirements to amend the foregoing provisions; and

•	The ability of the Board to issue “blank check” preferred stock.
The New Jersey Shareholders’ Protection Act provides that we, as a New Jersey corporation, may not engage in business combinations specified in the statute with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of the Parent’s outstanding stock (an interested shareholder) for a period of five years following the date on which the shareholder became an interested shareholder, unless the business combination is approved by the board of the corporation before the date the shareholder became an interested shareholder. In addition, we may not engage at any time in any business combination with any interested shareholder other than: (i) a business combination approved by the Board prior to the shareholder becoming an interested shareholder; (ii) a business combination approved by two-thirds of our shareholders (other than the interested shareholder); or (iii) a business combination that satisfies certain price criteria. These provisions also could have the effect of depriving our stockholders of an opportunity to receive a premium over the prevailing market price if a hostile takeover were attempted and may adversely affect the value of the Parent’s common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our main office is located in Branchville, New Jersey, on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our three business segments are described in the “Field Strategy,” “Investments Segment,” and “HR Outsourcing” sections of Item 1. “Business.” We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.
Item 3. Legal Proceedings.
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either; (i) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
From time to time, the Insurance Subsidiaries are also involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. The Insurance Subsidiaries are also from time to time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases and expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information

The Parent’s common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for the Parent’s common stock for each full quarterly period within the two most recent fiscal years:

	2008		2007
	High	Low	High	Low
First Quarter	$27.03	20.78	29.07	23.25
Second Quarter	26.22	18.74	27.87	25.27
Third Quarter	30.40	17.81	27.33	19.04
Fourth Quarter	26.49	16.33	25.41	20.84
On February 20, 2009, the closing price of the Parent’s common stock as reported on the NASDAQ Global Select Market was $12.67.
(b) Holders
As of February 13, 2009, there were approximately 2,555 holders of record of the Parent’s common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.
(c) Dividends
Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend per share	2008	2007
First Quarter	$0.13	$0.12
Second Quarter	0.13	0.12
Third Quarter	0.13	0.12
Fourth Quarter	0.13	0.13
Our ability to declare dividends is restricted by covenants contained in our 8.87% senior notes that we issued on May 4, 2000. See Note 9 to the consolidated financial statements entitled, “Indebtedness.” All such covenants were met during 2008 and 2007. At December 31, 2008, the amount available for dividends to holders of our common shares under such restrictions was $302.6 million for the 8.87% Senior Notes.
Our ability to receive dividends, loans, or advances from the Insurance Subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the Insurance Subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. We currently expect to continue to pay quarterly cash dividends on shares of the Parent’s common stock in the future.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the Parent’s common stock authorized for issuance under equity compensation plans as of December 31, 2008:

(c)
Number of
	(a)		securities remaining
	Number of		available for
	securities to be	(b)	future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,158,847	$18.73	5,041,512	[1]

[1]	Includes 116,873 shares available for issuance under the Employee Stock Purchase Savings Plan, 2,641,471 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies, and 2,283,168 shares available for issuance under the 2005 Omnibus Stock Plan. Future grants under this plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2003 and ending December 31, 2008, as measured by total stockholder return on the Parent’s common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings made by us under those statutes, the preceding performance graph will not be incorporated by reference into any of those prior filings, nor will such graph be incorporated by reference into any future filings made by us under those statutes except to the extent we specifically incorporate it by reference into any of such filings.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchase of the Parent’s common stock in the fourth quarter of 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May Yet Be
		Average Price	as Part of Publicly	Purchased Under the
	Total Number of	Paid	Announced Plans	Announced Plans
Period	Shares Purchased[1]	per Share	or Programs[2]	or Programs[2]
October 1-31, 2008	46,429	$23.46	—	1,748,766
November 1-30, 2008	1,180	21.04	—	1,748,766
December 1-31, 2008	12,375	21.76	—	1,748,766

Total	59,984	$23.06	—	1,748,766

[1]	During the fourth quarter of 2008, 52,836 shares were purchased from employees in connection with the vesting of restricted stock and 7,148 shares were purchased from employees in connection with stock option exercises. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares that were purchased in connection with the vesting of restricted stock were purchased at the closing price on the dates of purchase. The shares purchased in connection with the option exercises were purchased at the current market prices of the Parent’s common stock on the dates of the options were exercised.

[2]	On July 24, 2007, the Board authorized a share repurchase program for up to 4 million shares, which expires on July 26, 2009. During the fourth quarter of 2008, no shares were repurchased, leaving 1,748,766 shares remaining to be purchased under the authorized program.

Item 6. Selected Financial Data.
Eleven-Year Financial Highlights1

(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2008	2007	2006	2005	2004
Net premiums written	$1,484,041	1,554,867	1,535,961	1,459,474	1,365,148
Net premiums earned	1,495,490	1,517,306	1,499,664	1,418,013	1,318,390
Net investment income earned	131,032	174,144	156,802	135,950	120,540
Net realized (losses) gains	(49,452)	33,354	35,479	14,464	24,587
Diversified Insurance Services revenue from continuing operations[2,3]	116,346	115,566	110,526	98,711	86,484
Total revenues	1,695,979	1,846,228	1,807,867	1,671,012	1,553,624
Underwriting (loss) profit	(15,226)	15,957	57,978	69,728	40,768
Diversified Insurance Services income (loss) from continuing operations[2,3]	14,527	18,623	17,808	14,793	11,921
Net income from continuing operations[3]	43,758	146,498	163,574	147,452	127,177
Total discontinued operations, net of tax[3]	—	—	—	546	1,462
Cumulative effect of change in account principle, net of tax	—	—	—	495	—
Net income	43,758	146,498	163,574	148,493	128,639
Comprehensive (loss) income	(136,741)	131,940	159,802	112,078	134,723
Total assets	4,941,332	5,001,992	4,767,705	4,375,625	3,912,411
Notes payable and debentures[6]	273,878	295,067	362,602	339,409	264,350
Stockholders’ equity	890,493	1,076,043	1,077,227	981,124	882,018
Statutory premiums to surplus ratio[4]	1.7	1.5	1.5	1.6	1.7
Statutory combined ratio[2,5]	99.2	97.5	95.4	94.6	95.9
Combined ratio[2,5]	101.0	98.9	96.1	95.1	96.9
Yield on investment, before-tax	3.6	4.8	4.6	4.6	4.7
Debt to capitalization	23.5	21.5	25.2	25.7	23.1
Return on average equity	4.5	13.6	15.9	15.9	15.8

Per share data:
Net income from continuing operations[3]:
Basic	$0.84	2.80	2.98	2.72	2.38
Diluted	0.82	2.59	2.65	2.33	2.01

Net income:
Basic	$0.84	2.80	2.98	2.74	2.41
Diluted	0.82	2.59	2.65	2.35	2.04

Dividends to stockholders	$0.52	0.49	0.44	0.40	0.35

Stockholders’ equity	$16.84	19.81	18.81	17.34	15.79

Price range of Common Stock:
High	$30.40	29.07	29.18	29.64	22.98
Low	16.33	19.04	24.89	20.88	15.86
Close	22.93	22.99	28.65	26.55	22.12

Number of weighted average shares:
Basic	52,104	52,382	54,986	54,342	53,462
Diluted	53,319	57,165	62,542	64,708	64,756

[1]	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

[2]	Flood business is included in statutory underwriting results in accordance with prescribed statutory accounting practices. On a GAAP basis only, flood servicing revenue and expense has been reclassified from underwriting results to Diversified Insurance Services.

[3]	See Item 8. “Financial Statements and Supplementary Data,” Note 12 to the consolidated financial statements for the components of of income. In 2002, we sold our ownership interest in PDA Software Services, Inc. and in 2005, we sold our ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), both of which had historically been reported as components of the Diversified Insurance Services segment.

2003	2002	2001	2000	1999	1998
1,219,159	1,053,487	925,420	843,604	811,677	748,873
1,133,070	988,268	883,048	821,265	799,065	722,992
114,748	103,067	96,767	99,495	96,531	99,196
12,842	3,294	6,816	4,191	29,377	(2,139)
70,780	59,399	51,783	43,463	22,554	8,562
1,335,056	1,157,553	1,041,177	972,153	950,669	831,791
(25,252)	(38,743)	(60,638)	(65,122)	(54,147)	(24,986)

6,194	3,103	(3,819)	2,112	4,257	1,765
64,375	40,310	24,112	24,487	53,483	53,277
1,969	1,659	1,581	2,048	234	293
—	—	—	—	—	—
66,344	41,969	25,693	26,535	53,717	53,570
99,362	59,366	24,405	49,166	16,088	78,842
3,423,925	3,016,335	2,673,721	2,590,903	2,507,545	2,432,168
238,621	262,768	156,433	163,634	81,585	88,791
749,784	652,102	591,160	577,797	569,964	607,583
1.8	1.9	1.8	1.7	1.6	1.5
101.5	103.2	106.7	108.2	105.7	103.2
102.2	103.9	106.9	107.9	106.8	103.6
5.1	5.4	5.4	5.8	5.6	5.7
24.1	28.7	21.0	22.1	12.5	13.2
9.5	6.8	4.4	4.6	9.1	9.1

1.23	0.80	0.50	0.50	0.99	0.94
1.07	0.74	0.46	0.47	0.93	0.87

1.27	0.83	0.53	0.54	0.99	0.94
1.10	0.77	0.49	0.51	0.94	0.87

0.31	0.30	0.30	0.30	0.30	0.28

13.74	12.26	11.58	11.46	10.73	10.65

16.50	15.74	14.11	12.94	11.25	14.63
10.91	9.68	9.97	7.32	8.25	8.35
16.18	12.59	10.87	12.13	8.60	10.07

52,262	50,602	49,166	49,814	54,162	56,960
63,206	55,990	52,848	53,144	57,754	60,824

[4]	Regulatory and rating agencies use the statutory premiums to surplus ratio as a measure of solvency, viewing an increase in the ratio as a possible increase in solvency risk. Management and analysts also view this ratio as a measure of the effective use of capital because, as the ratio increases, revenue per dollar of capital increases, indicating the possibility of increased returns or increased losses due to the effects of leverage.

[5]	Changes in both the GAAP and statutory combined ratios are viewed by management and analysts as indicative of changes in the profitability of underwriting operations. A ratio over 100% is indicative of an underwriting loss, and a ratio below 100% is indicative of an underwriting profit.

[6]	See Item 8. “Financial Statements and Supplementary Data,” Note 9 to the consolidated financial statements for a discussion of notes payable and debentures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Exchange Act for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements may be identified by use of words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely” or “continue” or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct. We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause our actual results to differ materially from those we have projected, forecasted or estimated in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for years ended December 31, 2008, 2007, and 2006;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations and Contingent Liabilities and Commitments; and

•	Adoption of Accounting Pronouncements.
Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Consolidated Financial Statements involved the following: (i) reserve for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) OTTI; (v) goodwill; and (vi) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2008, we had accrued $2.6 billion of gross loss and loss expense reserves compared to $2.5 billion at December 31, 2007.
How reserves are established
When a claim is reported to an insurance subsidiary, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon a case by case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on their knowledge, experience, and general insurance reserving practices. Until the claim is resolved, these estimates are revised as deemed appropriate by the responsible claims personnel based on subsequent developments and periodic reviews of the case.
In addition to case reserves, we maintain estimates of reserves for losses and loss expenses IBNR. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) projected ultimate loss and loss expense reserves and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. The actuarial techniques used are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff, which is managed independently from the operating units. In completing this analysis, the actuaries are required to make numerous assumptions, including, for example, the selection of loss development factors and the weight to be applied to each individual actuarial indication. These indications include paid and incurred versions for the following actuarial methodologies: loss development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity. Additionally, the actuaries must gather substantially similar data in sufficient volume to ensure the statistical credibility of the data. The second component of the analysis is the projection of the expected ultimate loss ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss ratios each quarter. This review includes actual versus expected pricing changes, loss trend assumptions, and updated prior period loss ratios from the most recent quarterly reserve analysis.
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

Workers Compensation
At December 31, 2008, our workers compensation line of business recorded reserves, net of reinsurance, of $850 million, or 35% of our total recorded reserves. In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, changes in overall economic conditions and company specific initiatives. From 2005 through 2008, we experienced an unusual amount of volatility associated with our workers compensation medical costs. In 2008 overall economic conditions were extremely unstable. Finally, in the past few years the company implemented a multi-faceted workers compensation strategy which incorporated knowledge management and predictive modeling initiatives. From 2005 through 2008, we experienced an unusual amount of volatility in our prior year reserve development ranging from $42 million of adverse development in 2005 to $24 million of favorable development in 2008. Even though medical cost development returned to a more customary level in 2007 and 2008, the unusual amount of volatility over the previous few years does create additional uncertainty. In addition, potential impacts from changing economic conditions and unforeseen expected results from our company-specific strategies are potential sources of additional uncertainty in the future. If the higher than historical increases in medical costs in 2005 do not return and/or external economic conditions improve and/or our workers compensation strategies exceed our expectations, the result could be favorable development in the future. However, if higher medical trends return and/or economic conditions remain poor and/or our internal strategies are less effective than anticipated, the result could be adverse reserve development in the future.
General Liability
At December 31, 2008, our general liability line of business had recorded reserves, net of reinsurance of $891 million, which represented 37% of our total net reserves. This line of business includes excess policies which provide additional limits above underlying automobile and general liability coverages. While prior year development in recent years has been relatively minor, two recent changes in our book of business relating to excess coverage could create additional volatility in our results: (i) we have grown the number of our commercial excess policies at a greater rate than the rest of our commercial lines of business; and (ii) we have raised the net retention of our reinsurance covering these policies over the past several accident years. Both of these changes raise the average limits of losses that we retain on a net basis. While management has not identified any specific trends relating to additional reserve uncertainty, our increase in average net retention does create the potential for additional volatility in our reserves.
Commercial Automobile
At December 31, 2008, our commercial automobile line of business had recorded reserves, net of reinsurance, of $346 million, which represented 14% of our total net reserves. This line of business experienced only $0.4 million of favorable development in 2008 which is significantly less than the $19 million and $15 million it experienced in 2007 and 2006, respectively. The significant favorable prior year loss development from 2005 to 2007 was driven by a downward trend in large claims. The number of large claims has a high degree of volatility from year to year and, therefore, requires a longer period before true trends are recognized and can be acted upon. We experienced lower than expected severity in accident years 2002 through 2005 which has not continued in the most recent three accident years. While management has not identified any specific trends related to this line, the volatility of large claims does create additional uncertainty in our analysis for our most recent accident years.
General Liability and Commercial Automobile (Claims Initiatives Impact)
In addition to the line of business specific issues mentioned above, both of these lines of business have been impacted by a number of initiatives undertaken by our claims department which have resulted in the quicker development of case reserves. This change in the average level of case reserves increases the uncertainty in both the positive and negative directions in the short run, but the longer term benefit is a more refined management of the claims process.
Personal Automobile
At December 31, 2008, our personal automobile line of business had recorded reserves, net of reinsurance, of $159 million, which represented 7% of our total net reserves. The majority of this business is written in New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades. The most recent change occurred in June 2005, when the New Jersey Supreme Court ruled that the serious life impact standard does not apply to the AICRA limitation on lawsuit threshold. As a result of this decision, we increased reserves for this line of business by a net amount of $10 million, the majority of which was reflected in 2005 results. This recent judicial decision has increased the uncertainty surrounding our personal automobile reserves, particularly for accident years 2006 through 2008, since much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.

Other Lines of Business
At December 31, 2008, no other individual line of business had recorded reserves of more than $67 million, net of reinsurance. We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.
The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2008 and 2007:

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
As of December 31, 2008	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$131,038	187,804	318,842	36,868	9,351	346,359
Workers compensation	396,345	431,549	827,894	103,952	81,556	850,290
General liability	203,487	538,591	742,078	185,434	36,978	890,534
Commercial property	39,570	1,978	41,548	3,669	2,214	43,003
Business owners’ policies	25,988	35,309	61,297	10,073	5,256	66,114
Bonds	2,135	4,314	6,449	2,215	387	8,277
Other	719	1,323	2,042	—	686	1,356

Total commercial lines	799,282	1,200,868	2,000,150	342,211	136,428	2,205,933

Personal automobile	123,964	62,141	186,105	35,239	62,699	158,645
Homeowners	18,589	22,729	41,318	4,628	883	45,063
Other	13,730	15,026	28,756	2,566	24,182	7,140

Total personal lines	156,283	99,896	256,179	42,433	87,764	210,848

Total	$955,565	1,300,764	2,256,329	384,644	224,192	2,416,781

					Reinsurance
					Recoverable
					on Unpaid
	Loss Reserves			Loss	Losses and
As of December 31, 2007	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$117,299	188,294	305,593	36,236	12,255	329,574
Workers compensation	382,364	424,528	806,892	102,315	76,747	832,460
General liability	198,636	500,806	699,442	162,098	46,434	815,106
Commercial property	44,520	2,030	46,550	3,572	5,895	44,227
Business owners’ policies	23,469	30,967	54,436	8,604	5,281	57,759
Bonds	4,008	3,509	7,517	2,217	296	9,438
Other	907	1,601	2,508	—	863	1,645

Total commercial lines	771,203	1,151,735	1,922,938	315,042	147,771	2,090,209

Personal automobile	127,646	70,989	198,635	38,221	65,541	171,315
Homeowners	17,889	21,227	39,116	4,511	944	42,683
Other	7,479	14,404	21,883	2,201	13,545	10,539

Total personal lines	153,014	106,620	259,634	44,933	80,030	224,537

Total	$924,217	1,258,355	2,182,572	359,975	227,801	2,314,746

Range of reasonable reserves
We established a range of reasonably possible reserves for net claims of approximately $2,267 million to $2,545 million at December 31, 2008 and of $2,180 million to $2,414 million at December 31, 2007. A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects likely scenarios, it is possible that the final outcomes may fall above or below these amounts. Based on internal stochastic modeling, we feel that a reasonable estimate of the likelihood that the final outcome falls within the current range is approximately 75%. This range does not include a provision for potential increases or decreases associated with environmental reserves. Our best estimate is consistent with the actuarial best estimate. We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.

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
Workers Compensation
In addition to the normal amount of volatility, medical loss development factors for workers compensation are particularly sensitive to assumptions relating to medical inflation. Actual medical loss development factors could be significantly different than those which are selected from historical loss experience if actual medical inflation is materially different than what was observed in the past. In addition, workers compensation has been the focus of a multi-faceted underwriting strategy designed to significantly reduce the loss ratio over time. The combination of the sensitivity of workers compensation results to medical inflation and changes in underwriting could lead to actual experience emerging differently than the assumptions used in the process to establish reserves. In our judgment, it is possible that actual medical loss development factors could range from 6% below to 8% above those selected in our latest reserve analysis and expected loss ratios could range from 5% below to 7% above those selected in our latest reserve analysis. The combination of reducing the assumptions for medical loss development by 6% and the expected loss ratio by 5% could decrease our indicated workers compensation reserves by approximately $58 million for accident years 2007 and prior. Alternatively, the combination of increasing the medical loss development factors by 8% and the expected loss ratio by 7% could increase our indicated workers compensation reserves by approximately $81 million for accident years 2007 and prior.
General Liability
In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. In our judgment, it is possible that general liability loss development factors could be +/- 6% from those actually selected in our latest reserve analysis. If the loss development assumptions were changed by +/- 6%, that would increase/decrease our indicated general liability reserves by approximately $92 million for accident years 2007 and prior.
Commercial Automobile
In addition to the normal amount of volatility, our commercial automobile line of business has realized significant favorable development in 2005 to 2007, which leveled off to a minimal amount in 2008. This favorable development was driven in large part by a reduction in our bodily injury large loss experience. The actual number of large claims has a high degree of volatility from year to year in terms of timing and ultimate final emergence. Even if ultimate large losses are ultimately consistent from year to year, if they are identified at different times than previous years, traditional loss development factors may overstate or understate actuarial indications. If the timing of large losses is significantly variable, it is our judgment that actual loss development factors could be +/- 6% different from those selected in our reserve review, which would increase/decrease our indicated commercial auto reserves by approximately $59 million for accident years 2007 and prior.
Claims Initiatives Impact on General Liability and Commercial Automobile
In addition to the line of business specific assumptions discussed above, a number of claims initiatives have increased average case reserves for both the general liability and commercial auto lines of business. This increase in case reserves causes larger differences between some indications than would normally be experienced. In our judgment, it is possible that the selections for these lines of business in our latest reserve review could increase by $57 million or decrease by $46 million depending on how various methodologies converge for these lines of business in accident years 2007 and 2008.

Personal Automobile
In addition to the normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the number of judicial and regulatory changes in the New Jersey personal automobile market over the years. In our judgment, it is possible that personal auto bodily injury loss development factors could range from 4% below those actually selected in our latest reserve analysis to 3% above those selected in our latest reserve analysis. If the loss development assumptions were reduced by 4%, that would decrease our indicated personal automobile reserves by approximately $28 million for accident years 2007 and prior. Alternatively, if the loss development factors were increased by 3%, that would increase our indicated personal automobile reserves by approximately $21 million for accident years 2007 and prior.
Current Accident Year
For the 2008 accident year, the expected ultimate loss ratio by line of business is a key assumption. This assumption is based upon a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts. In our judgment, it is possible that the actual ultimate loss ratio for the 2008 accident year could be +/-7% from the one selected in our latest reserve analysis for each of our four major long-tailed lines of business. The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7% by line of business for the 2008 accident year.
Reserve Impact of Changing Current Year Expected Ultimate Loss Ratio Assumption

	If Assumption Was	If Assumption Was
($in millions)	Reduced by 7%	Raised by 7%
Workers Compensation	(21)	21
General Liability	(28)	28
Commercial Automobile Liability	(17)	17
Personal Automobile Liability	(7)	7
Prior year reserve development
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could have a material adverse effect our results of operations, equity, business, insurer financial strength, and debt ratings. In 2008, we experienced favorable loss development in accident years 2006 and prior of $46.2 million partially offset by unfavorable loss development in accident year 2007 of $26.9 million, netting to total favorable prior year development of $19.3 million. In 2007, we experienced net favorable prior year development of $18.8 million, and in 2006, we experienced net favorable prior year development of $7.3 million. For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1. “Business” and Note 8 of Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Asbestos and Environmental Reserves
Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos. Carried net loss and loss expense reserves for environmental claims were $44.1 million as of December 31, 2008 and $51.4 million as of December 31, 2007. Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. Over the past few years, we also experienced adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey. In addition, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA also has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for several claims related to sites on the NPL. During 2008, 43 of our past and present insureds filed formal consent decrees with the New Jersey Department of Environmental Protection, resolving our largest landfill claim, which resulted in our payment of approximately $4.7 million on behalf of these insureds.
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

However, we are not aware of any emerging trends that could result in future reserve adjustments. Moreover, normal historically based actuarial approaches are difficult to apply because relevant history is not available. While models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate a specific environmental loss range, as we believe it would not be meaningful.
The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2008, 2007, and 2006. For additional information about our environmental reserves, see Item 1. “Business,” and Item 8. “Financial Statements and Supplementary Data,” Note 8 to the Consolidated Financial Statements.
Environmental Claims Activity

	2008	2007	2006
Asbestos Related Claims[1]
Claims at beginning of year	2,177	2,273	2,089
Claims received during year	124	114	358
Claims closed during year[2]	(264)	(210)	(174)

Claims at end of year	2,037	2,177	2,273

Average gross loss settlement on closed claims	$32	81	914
Gross amount paid to administer closed claims	$110,582	51,868	66,710
Net survival ratio[3]	15	16	20

Non-Asbestos Related Claims[1]
Claims at beginning of year	271	302	293
Claims received during year	269	108	111
Claims closed during year [2]	(215)	(139)	(102)

Claims at end of year	325	271	302

Average gross loss settlement on closed claims	$14,803	4,149	555
Gross amount paid to administer closed claims	$115,562	62,874	26,321
Net survival ratio[3]	6	14	9

[1]	The number of environmental claims includes all multiple claimants who are associated with the same site or incident.

[2]	Includes claims dismissed, settled, or otherwise resolved.

[3]	The net survival ratio was calculated using a three-year average for net losses and expenses paid.
Deferred Policy Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The methods of making such estimates and establishing the deferred costs are continually reviewed, and any adjustments are made in the accounting period in which the adjustment arose. We measure the recoverability of deferred policy acquisition costs at the operating segment level. We had deferred policy acquisition costs of $212.3 million at December 31, 2008 compared to $226.4 million at December 31, 2007.
Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension benefit and post-retirement life benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”); and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pension” (“SFAS 106”), respectively. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.
The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 6.24% for 2008, from 6.50% for 2007 to reflect market interest rate conditions. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was 8.00% in 2008 and 2007. We had a pension and post-retirement benefit plan obligation of $188.0 million at December 31, 2008 compared to $161.2 million at December 31, 2007.

Our pension assets lost approximately 20% of their value in 2008 due to the volatility in the financial markets. As a result of this, coupled with the decrease in our pension discount rate, we recorded a charge to equity of approximately $38 million, after tax, as of December 31, 2008. In 2007, we recorded an equity increase of $5.7 million, after-tax, primarily due to an increase of our pension discount rate. In 2006, in relation to our adoption of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans — An amendment to FASB Statements No. 87, 88, 106, and 132(r),” we recorded a charge to equity of $13.7 million, after-tax, representing the recognition of the funded status of our plans. Changes in the related pension and post-retirement benefit expense may occur in the future due to changes in these assumptions.
For additional information regarding our pension and post-retirement benefit plan obligations, see Item 8. “Financial Statements and Supplementary Data,” Note 15(d) of this Form 10-K.
Other-Than-Temporary Investment Impairments
An investment in a fixed maturity, equity security or an other investment (i.e., an alternative investment), is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down provided that we have the ability and intent to hold such a security to maturity.
Our evaluation for OTTI of a fixed maturity security or a short-term investment includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity security;

•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;

•	Stress testing of projected cash flows under various economic and default scenarios.

•	Buy/hold/sell recommendations published by outside investment advisors and analysts;

•	Relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	Our ability and intent to hold a security to maturity given interest rate fluctuations.
We perform impairment assessments for the structured securities included in our fixed maturity portfolio (including, but not limited to, commercial mortgaged-backed securities (“CMBS”), residential mortgaged-backed securities (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”)), comprising an evaluation of the underlying collateral of these structured securities. This assessment, although considering the length of time for which the security has been in an unrealized loss position, focuses on the performance of the underlying collateral under various economic and default scenarios which may involve subjective judgments and estimates determined by management. Considering various factors in our modeling of these structured securities, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors, we determine if an impairment is other than temporary in circumstances where our projection of losses extends into the tranche of the security in which we are invested.
Our evaluation for OTTI of an equity security, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;

•	The price-earnings ratio at the time of acquisition and date of evaluation;

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations;

•	The recent income or loss of the issuer;

•	The independent auditors’ report on the issuer’s recent financial statements;

•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;

•	Any buy/hold/sell recommendations or price projections published by outside investment advisors;

•	Any rating agency announcements; and

•	The length of time and the extent to which the fair value has been less than the carrying value.

Our evaluation for OTTI of an other investment (i.e., an alternative investment) includes, but is not limited to, conversations with the management of the alternative investment concerning the following:
•	The current investment strategy;

•	Changes made or future changes to be made to the investment strategy;

•	Emerging issues that may affect the success of the strategy; and

•	The appropriateness of the valuation methodology used regarding the underlying investments.
In 2008, we recorded a pre-tax impairment charge of $53.1 million for investments that we concluded were impaired for other-than-temporary declines in fair value. This charge was comprised of $41.7 million related to our fixed maturity securities, $6.6 million related to our equity securities, and $4.8 million related to our alternative investments. We recorded a pre-tax impairment charge of $4.9 million in 2007 and had no impairment charges during 2006. For further information regarding the impairment charges, see the section entitled “Investments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.
Goodwill
Goodwill results from business acquisitions where the cost of assets acquired exceeds the fair value of those assets. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test. In the fourth quarter of 2008, we recorded a pre-tax impairment charge of $4.0 million for Selective HR as our near-term financial projections for this subsidiary were not sufficient to support its carrying cost. We did not record any impairments during 2007 or 2006.
Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the financial statements. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsurance policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $2.5 million at December 31, 2008 and $2.8 million at December 31, 2007. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary.

Financial Highlights of Results for Years Ended December 31, 2008, 2007, and 2006 1

			2008			2007
($ in thousands, except per share amounts)	2008	2007	vs. 2007		2006	vs. 2006

Revenues	$1,695,979	1,846,228	(8)%		1,807,867	2%
Net income	43,758	146,498	(70)		163,574	(10)
Diluted net income per share	0.82	2.59	(68)		2.65	(2)
Diluted weighted-average outstanding shares	53,319	57,165	(7)		62,542	(9)
GAAP combined ratio	101.0%	98.9	2.1	pts	96.1	2.8	pts
Statutory combined ratio	99.2%	97.5	1.7		95.4	2.1
Return on average equity	4.5%	13.6	(9.1)		15.9	(2.3)

[1]	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review, which exhibit is incorporated by reference.
Net income decreased in 2008 compared to 2007 and 2006 primarily due to the following:
•	Net realized losses in our investment portfolio of $49.5 million, pre-tax, compared to net realized gains of $33.4 million in 2007 and $35.5 million in 2006. The losses in 2008 include non-cash OTTI charges of $53.1 million, as well as lower realized gains on our equity portfolio, due to continuing market volatility and unprecedented collateral deterioration across credit markets. In addition, certain equity securities were sold at a loss to take advantage of financial and tax planning strategies. For additional information on our realized losses, including OTTI charges, refer to the “Investments” section below.

Net realized gains in 2007 and 2006 reflect the sale of several equity positions which resulted in re-weighting various sector exposures. Partially offsetting the 2007 realized gains were pre-tax OTTI charges of $4.9 million. There were no OTTI charges in 2006.

•	Net investment income earned of $131.0 million, pre-tax, in 2008 compared to $174.1 million in 2007 and $156.8 million in 2006. Reduced income levels in 2008 were primarily due to losses on our other investments portfolio, which includes alternative investments, as well as losses on our externally-managed equity trading portfolio. The lower returns on our alternative investments, compared to strong returns a year ago, resulted from the current volatility in the capital markets, the dislocation of the credit markets, and reduced values of financial assets globally. Although these assets resulted in a negative return for the year, they outperformed the S&P 500 by approximately 2,700 basis points in 2008. Our equity trading portfolio has experienced a reduction in fair value due to the continued sell off in the equity markets, as well as the collapse in commodity prices in the second half of 2008. For additional information on our other investment portfolio, which includes our alternative investments, as well as for information regarding our trading portfolio, refer to the “Investments” section below.

The increase in pre-tax net investment income earned in 2007 compared to 2006 is primarily attributable to a higher invested asset base, coupled with higher interest rates and strong returns from our other investment portfolio during the year.

•	Underwriting losses of $15.2 million, pre-tax, in 2008 compared to underwriting gains of $16.0 million in 2007 and $58.0 million in 2006. The underwriting loss in 2008 reflects higher catastrophe losses and reduced NPE. Catastrophe losses increased by $16.8 million, to $31.7 million in 2008 driven by storm activity in the Southern and Midwestern states. NPE decreased by $21.8 million, or 1%, to $1.5 billion in 2008 reflecting pricing pressure stemming from a highly competitive insurance marketplace and the slowing economy. The following factors also contributed to the decline in NPE:
•	Direct new business written, excluding flood, decreased $41.7 million to $310.6 million in 2008 compared to $352.3 million in 2007.

•	Audit and endorsement activity decreased $38.2 million to a net premium return to policyholders of $22.3 million in 2008.
As a result of the various expense savings initiatives we implemented in 2008, net underwriting expenses incurred in 2008 were slightly lower than 2007. We acted early in 2008 to manage expenses with a workforce reduction initiative, changes to our agent commission programs, and the re-domestication of two of the Insurance Subsidiaries to Indiana. In addition to helping to manage expenses in 2008, these initiatives will continue to benefit expenses going forward.

The decrease in pre-tax underwriting results in 2007 compared to 2006 is the result of lower pricing and higher claim severity, particularly property losses, partially offset by profitability improvements in our workers compensation line of business and increases in net favorable prior year loss and loss expense development within our casualty lines of business.

•	A pre-tax goodwill impairment charge of $4.0 million related to Selective HR due to the fact that our near-term financial projections for this reporting unit were not sufficient to support its carrying value in light of current economic conditions. We did not record any goodwill impairments charges during 2007 or 2006.

The aforementioned pre-tax items resulted in a reduction in tax expense of $50.6 million in 2008 compared to 2007, resulting in a 2008 total tax benefit of $4.4 million compared to expenses of $46.3 million in 2007 and $56.9 million in 2006.
Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through the Insurance Subsidiaries primarily in 22 states in the Eastern and Midwestern U.S. through approximately 940 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) Commercial Lines, which markets primarily to businesses, and represents approximately 86% of NPW, and (ii) Personal Lines, which markets primarily to individuals, and represents approximately 14% of NPW. The underwriting performances of these lines are generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.
Summary of Insurance Operations
All Lines

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006
GAAP Insurance Operations Results:
NPW	$1,484,041	1,554,867	(5)%		1,535,961	1%

NPE	1,495,490	1,517,306	(1)		1,499,664	1
Less:
Losses and loss expenses incurred	1,013,816	999,206	1		959,983	4
Net underwriting expenses incurred	491,689	494,941	(1)		475,776	4
Dividends to policyholders	5,211	7,202	(28)		5,927	22

Underwriting (loss) income	$(15,226)	15,957	(195)%		57,978	(72)%

GAAP Ratios:
Loss and loss expense ratio	67.8%	65.9	1.9	pts	64.0	1.9	pts
Underwriting expense ratio	32.9	32.5	0.4		31.7	0.8
Dividends to policyholders ratio	0.3	0.5	(0.2)		0.4	0.1

Combined ratio	101.0	98.9	2.1		96.1	2.8

Statutory Ratios[1]:
Loss and loss expense ratio	67.2	65.4	1.8		63.7	1.7
Underwriting expense ratio	31.7	31.6	0.1		31.3	0.3
Dividends to policyholders ratio	0.3	0.5	(0.2)		0.4	0.1

Combined ratio[1]	99.2%	97.5	1.7	pts	95.4	2.1	pts

[1]	The statutory ratios include our flood line of business, which is included in the Diversified Insurance Services Segment on a GAAP basis and therefore excluded from the GAAP ratios. The total statutory combined ratio excluding flood was 99.9% for 2008, 98.2% for 2007, and 96.1% for 2006.
•	NPW decreased in 2008 compared to 2007 as the result of the highly competitive insurance marketplace and the slowing economy. These factors were evidenced by: (i) our direct new business, which decreased $41.7 million to $310.6 million; (ii) a 3.1% decrease in Commercial Lines renewal pure pricing; and (iii) endorsement and audit activity which decreased $38.2 million.

As mentioned above, Commercial Lines renewal pure pricing in 2008 decreased 3.1% on renewal premiums, which we consider an achievement in the current competitive marketplace where many carriers are taking much larger rate decreases. Several commercial lines pricing studies indicate that, over the past 15 quarters, we have outperformed the industry, by as much as 6.5 points in the case of one survey. In addition, our Commercial Lines retention has remained relatively stable at 77% in 2008 compared to 78% in 2007 and 2006. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.

Personal lines premiums grew 4% in 2008 compared to 2007 as we successfully received approval for rate increases during the year and have plans to implement additional rate increases in 2009. Partially offsetting our rate increases in this book of business was the disruption caused by the elimination of rate caps that had been in place while our MATRIXSM pricing system was implemented for our personal automobile business in New Jersey. This disruption was evidenced by car counts in New Jersey, which decreased by approximately 6,000 to approximately 65,000 at year-end 2008. As we further transition our entire Personal Lines book into MATRIXSM, we could see some modest downward pressure on retention which currently stands at a strong 81%.

NPW increased in 2007 compared to 2006, driven by increases in direct new business of 14%, to $352.3 million partially offset by: (i) Commercial Lines renewal pure price decrease of 3.9% in 2007; (ii) a slight reduction in Commercial Lines retention; (iii) a $17.9 million reduction in audit and endorsement premium activity; and (iv) a decline in NPW for our New Jersey personal automobile business of $12.6 million, to $80.1 million, driven by a reduction in the number of New Jersey personal automobiles that we insure, primarily as a result of repricing at higher levels through our MATRIXSM pricing system.

•	As the result of decreased NPW over the last 12 months, NPE declined in 2008 compared to 2007. There was a slight increase in NPE in 2007 compared to 2006 reflecting the 2007 increases in NPW discussed above.

•	The increase in the GAAP loss and loss expense ratio in 2008 compared to 2007 reflects higher catastrophe losses related to 2008 storm activity primarily in our Midwestern and Southern regions. Total catastrophe losses for the year added $31.7 million, or 2.1 points, to losses in 2008. For 2007, catastrophe losses added $14.9 million, or 1.0 point, to losses. In 2008, net favorable prior year loss and loss expense development, driven primarily by our workers compensation line of business, was flat at approximately $19 million, or 1.3 points, compared to approximately $19 million, or 1.2 points, in 2007 driven by our commercial automobile line of business.

The increase in the GAAP loss and loss expense ratio in 2007 compared to 2006 is primarily attributable to lower pricing on our Commercial and Personal Lines business, as well as increases in property losses and overall higher loss costs in 2007 compared to 2006. The increases in property losses were driven by higher non-catastrophe losses and were partially offset by: (i) improved profitability in our workers compensation line of business; and (ii) net favorable prior year loss and loss expense development within our casualty lines of business of approximately $19 million in 2007, compared to approximately $7 million in 2006.

While loss activity is part of the normal volatility in our property lines of business, we continue to manage our claims process in an effort to reduce our loss and loss expense ratio. To that end, we have instituted a number of initiatives that are focused on best practices in the following areas:
•	Claims automation;

•	Enhancement of claims quality and control;

•	Litigation management;

•	Enhancement of compliance and bill review;

•	Enhancement of workers compensation review; and

•	Enhancement of salvage and subrogation review.
As these initiatives are anticipated to accelerate the timing of reserve establishment, we ultimately expect lower loss costs to be realized through reduced legal and loss adjustment expenses. This acceleration inflates our severity statistics in the near term, but we expect the longer-term benefit to be a refined management of the claims process.

•	The GAAP underwriting expense ratio increased in 2008 compared to 2007 primarily as the result of the pre-tax restructuring charge of $5.0 million, or 0.3 points, related to reductions in our workforce during 2008. Absent this charge, the expense ratio remained relatively flat, reflecting a 1% decrease in NPE partially offset by lower overall underwriting expenses year over year. These reduced expenses are the result of lower expected payments of profit-based incentives to our agents and employees, reflecting lower NPW and underwriting results during 2008, and benefits realized from our cost containment initiatives including: (i) targeted changes to our agency commission program implemented in July 2008 and expected to generate annual savings of $7 million, pre-tax; (ii) our workforce reductions during 2007 and 2008, expected to generate annual savings of $7 million, pre-tax; and (iii) the re-domestication of two of the Insurance Subsidiaries effective June 30, 2008, to achieve operational efficiencies with an anticipated pre-tax savings of $2 million annually.

The increase in the GAAP underwriting expense ratio in 2007 compared to 2006 was attributable to increases in underwriting expenses that outpaced premium growth. These underwriting expense increases were driven by higher labor costs.
Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, loss cost trends, and other factors. Since 2006, the industry has been experiencing a softening market under which both personal and commercial lines pricing are declining. In its report entitled, “U.S. Property/Casualty — Review & Preview”, A.M. Best increased its projection for the property and casualty industry-wide combined ratio for 2008 to 104.7% up from its initial projection of 98.6%, with commercial and personal lines projected to end the year at 106.5% and 103.3%, respectively. The initial projections for these lines were 97.5% and 99.5%, respectively.
During 2008, the Insurance Operations segment outperformed both A.M. Best’s projection of 104.7% and an industry-wide projection of 104.8% by Fitch Ratings (“Fitch”), provided in their report entitled “Review and Outlook for 2008 and 2009,” with a statutory combined ratio of 99.2% for the year. Our Commercial Lines business reported a statutory combined ratio of 98.5% and our Personal Lines business reported a statutory combined ratio of 103.7% for the year. In an effort to write profitable business in the current commercial and personal lines market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to complement our strong agency relationships and unique field-based model.
In addition, our focus in 2008 included the following:
•	Efforts to manage expenses with a workforce reduction initiative, changes to our agent commission programs, and the re-domestication of two of the Insurance Subsidiaries to Indiana. In addition to helping to manage our expense ratios this year, the ongoing impact of these initiatives will continue to benefit expenses going forward. While the cost-savings generated by these efforts are recognized immediately on a statutory basis, they are recognized on a GAAP basis over a 12-month period, thereby somewhat delaying their impact.

•	Claims management initiative with a focus on best practices in the areas of: (i) claims automation; (ii) enhancement of claims quality and control; (iii) litigation management; (iv) enhancement of compliance and bill review; (v) enhancement of workers compensation review; and (vi) enhancement of salvage and subrogation review.

•	Sales management efforts including our market planning tools and leads program. Our market planning tools allow us to identify and strategically appoint additional independent agencies in and hire AMSs for underpenetrated territories. During 2008, the Insurance Subsidiaries independent agency count grew by approximately 60, bringing our total agency count to approximately 940. These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.

•	Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of approximately $273,000 per workday were processed through our One & Done® small business system during 2008, up 9% from the same period in 2007.

•	Organic expansion including entering our 22nd state, Tennessee, in June 2008. In the first seven months of operations in this state, we wrote premium of $5.5 million. In addition, we wrote $14.6 million of premium in Massachusetts during 2008, our first full year of operations in this state.
Commercial lines pricing continued to soften in 2008, although there were early signs of rate stabilization as the year wore on. Our commercial lines pure renewal pricing decreased 3.1% for the year, which we consider an achievement when viewed in conjunction with our retention, which remained relatively stable at 77% compared to last year. In the current competitive marketplace, where many carriers are taking larger rate decreases in order to grow their revenues, our cycle management tools that we have in place performed as they were intended; they protected us from writing business that we believe will be unprofitable. As many of our competitors have more financial and operating resources than we do, they have greater scalability and more information regarding their risks which, coupled with the use of statistical and computer models, may give them a greater ability to make pricing and underwriting decisions. We believe that while the short-term downside of the use of our cycle management tools was a 5% decline in NPW for the year, over the longer run, by accepting this short-term decline, we will be in a better position to return to targeted return on equity levels.
Looking forward into 2009, Fitch is projecting an industry-wide statutory combined ratio of 104.0% for the year, reflecting their belief that underwriting results will not improve significantly as premiums are projected to grow by less than 1% due to premium rate declines. In addition, Fitch anticipates that underwriting results will be adversely impacted by higher expense ratios and less favorable reserve development, offset by a return to historical average catastrophe loss experience.

Considering the ongoing impact of the 3.1% decrease in commercial lines pure renewal pricing in 2008, coupled with anticipated normal loss cost trends, we have provided guidance for 2009 that includes a GAAP combined ratio below 103.5% and a statutory combined ratio below 102.5%, both of which reflect catastrophe losses of 1.4 points.
Review of Underwriting Results by Line of Business
Commercial Lines

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006

GAAP Insurance Operations Results:
NPW	$1,270,856	1,350,798	(6)%		1,318,873	2%

NPE	1,285,547	1,314,002	(2)		1,285,876	2
Less:
Losses and loss expenses incurred	852,697	838,577	2		811,326	3
Net underwriting expenses incurred	421,536	426,118	(1)		405,141	5
Dividends to policyholders	5,211	7,202	(28)		5,927	22

Underwriting income	$6,103	42,105	(86)%		63,482	(34)%

GAAP Ratios:
Loss and loss expense ratio	66.3%	63.8	2.5	pts	63.1	0.7	pts
Underwriting expense ratio	32.8%	32.5	0.3		31.5	1.0
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.5	—

Combined ratio	99.5%	96.8	2.7		95.1	1.7

Statutory Ratios:
Loss and loss expense ratio	65.9%	63.4	2.5		62.9	0.5
Underwriting expense ratio	32.2%	32.0	0.2		31.6	0.4
Dividends to policyholders ratio	0.4%	0.5	(0.1)		0.5	—

Combined ratio	98.5%	95.9	2.6	pts	95.0	0.9	pts

•	NPW decreased in 2008 compared to 2007 and 2006 due to the highly competitive insurance marketplace and the slowing economy. These factors were evidenced by: (i) Commercial Lines direct new business that decreased $46.1 million to $267.2 million; (ii) a 3.1% decrease in renewal pure pricing; and (iii) endorsement and audit activity that decreased $37.7 million.

As mentioned above, Commercial Lines renewal pure pricing in 2008 decreased 3.1% on renewal premiums, which we consider an achievement in the current competitive marketplace, especially when viewed in conjunction with our retention, which remained relatively flat at 77% during the year. In response to the highly competitive marketplace, our agents are actively managing our books of business by renewing accounts as much as 60 days in advance of the policy expiration date.

NPW increased in 2007 compared to 2006, driven by increases in direct new business of $36.4 million, to $313.3 million, partially offset by: (i) renewal pure price decreases of 3.9%; (ii) a slight reduction in retention; and (iii) decreases in audit and endorsement premium activity of $11.5 million and $6.3 million, respectively.

•	As the result of decreased NPW over the last 12 months, NPE declined in 2008 compared to 2007. There was a slight increase in NPE in 2007 compared to 2006 reflecting the 2007 increases in NPW discussed above.

•	The increase in the GAAP loss and loss expense ratio in 2008 compared to 2007 reflects higher catastrophe losses related to 2008 storm activity primarily in our Midwestern and Southern regions and a reduction in favorable prior year loss and loss expense development of approximately $6 million, from approximately $20 million, or 1.5 points in 2007 to approximately $14 million, or 1.1 points in 2008. Total catastrophe losses for the year added $27.0 million, or 2.1 points, to losses in 2008. For 2007, catastrophe losses added $12.0 million, or 0.9 points, to losses. The favorable prior year development in 2008 was driven by improvement in our workers compensation line of business, while the prior year development in 2007 was driven by lower than expected severity on our commercial automobile line of business.

The increase in the GAAP loss and loss expense ratio in 2007 compared to 2006 is primarily attributable to lower pricing on our commercial book of business as well as increases in property losses. Included in property losses were catastrophe losses that decreased $3.6 million, or 0.3 points, to $12.0 million in 2007 compared to $15.6 million in 2006. These increases were partially offset by net favorable prior year loss and loss expense development, primarily in our commercial automobile line of business, that amounted to approximately $20 million, or 1.5 points in 2007, compared to approximately $2 million, or 0.1 points, of net favorable prior year loss and loss expense development in 2006.

•	The GAAP underwriting expense ratio increased in 2008 compared to 2007 primarily as the result of the pre-tax restructuring charge of $4.4 million, or 0.3 points, related to reductions in our workforce during 2008. Absent this charge, the expense ratio remained flat, reflecting a decrease in NPE partially offset by lower overall underwriting expenses year over year. These reduced expenses are the result of lower expected payments of profit-based incentives to our agents and employees, reflecting lower NPW and underwriting results during 2008, and benefits realized from our cost containment initiatives including: (i) targeted changes to our agency commission program implemented in July 2008; (ii) our workforce reductions during 2007 and 2008; and (iii) the re-domestication of two of the Insurance Subsidiaries effective June 30, 2008, to achieve operational efficiencies.

The increase in the GAAP underwriting expense ratio in 2007 compared to 2006 was attributable to increases in underwriting expenses that outpaced premium growth. These underwriting expense increases were driven by higher labor costs.
The following is a discussion on our most significant commercial lines of business:
General Liability

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006

Statutory NPW	$393,012	420,388	(7)%		413,381	2%
Statutory NPE	396,066	410,024	(3)		402,745	2
Statutory combined ratio	102.0%	98.8	3.2	pts	96.5	2.3	pts
% of total statutory commercial NPW	31%	31			31
NPW for this line of business decreased in 2008 compared to 2007, primarily due to: (i) a decrease in direct voluntary new business premiums of $15.7 million, or 17%; (ii) a renewal pure price decrease of 2.0%; and (iii) a decrease in our audit and endorsement premiums of $17.7 million, to a return premium of $7.8 million. As of December 31, 2008, approximately 58% of our premium is subject to audit whereby actual exposure units (usually sales or payroll) are compared to estimates and a return premium or additional premium transaction occurs. In 2007, NPW increased compared to 2006, with a direct voluntary new business increase of 14%. In this line of business, we are experiencing the highest level of competition in our middle market and large account business. Despite this competition, overall policy counts increased 5% in 2008 compared to 2007 and 9% in 2007 compared to 2006, reflecting moderate growth in our small account business, which we define as policies with premiums less than $25,000. Retention on this line was 74% in 2008 compared to 75% in 2007 and 77% in 2006.
Pricing pressure, coupled with higher loss costs, continues to put pressure on profitability in this line of business. However, we continue to concentrate on our long-term strategy to improve profitability, which focuses on: (i) contractor growth in business segments with lower completed operations exposures; and (ii) contractor and subcontractor underwriting guidelines to minimize losses.

Workers Compensation

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006

Statutory NPW	$303,783	336,189	(10)%		325,008	3%
Statutory NPE	308,618	325,657	(5)		314,221	4
Statutory combined ratio	96.1%	101.6	(5.5	)pts	108.4	(6.8	)pts
% of total statutory commercial NPW	24%	25			25
NPW for this line of business decreased in 2008 compared to 2007, primarily as the result of: (i) competitive pressure from monoline carriers willing to write workers compensation policies, mainly on the upper end of our middle market business and our large account business that led to a direct voluntary new business premium decrease of $17.0 million, or 21%; (ii) a decrease in audit and endorsement premium of $15.5 million; and (iii) renewal pure price decreases of 2.1% in 2008. Retention decreased one point to 78% partially due to initiatives that have allowed us to target price increases for our worst performing business, thereby improving the quality of our retained business. Policy counts increased by 5% in 2008 compared to 2007 as we are writing more, smaller premium policies.
In 2007, NPW for this line increased from 2006, reflecting a 28% increase in direct new voluntary policy premiums. As in 2008, retention decreased one point in 2007 compared to 2006, while policy counts increased 9%.
The improvement in the statutory combined ratio of 5.5 points in 2008 compared to 2007 and 6.8 points in 2007 compared to 2006 reflects: (i) favorable prior year development of approximately $23 million, or 7.6 points, in 2008 compared to $3 million, or 0.8 points, in 2007 and $2 million, or 0.7 points in 2006; and (ii) the ongoing progress resulting from our improvement initiative including the use of our business analytics tools enabling us to price and retain our best accounts, coupled with the impact of medical trends that have returned to a more normalized level, and the redesign and recontracting of our managed care process. The prior year development in 2008 reflects favorable development in accident years 2004 to 2006, as a result of our improvement initiatives on this line as mentioned above, partially offset by adverse development in the 2007 accident year driven by higher than expected severity.
Commercial Automobile

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006

Statutory NPW	$300,391	319,176	(6)%		319,710	—%
Statutory NPE	307,388	315,259	(2)		319,921	(1)
Statutory combined ratio	99.7%	88.1	11.6	pts	88.1	—	pts
% of total statutory commercial NPW	23%	23			24
NPW for this line of business decreased in 2008 compared to 2007, while it remained flat in 2007 compared to 2006. The 2008 decrease was primarily driven by: (i) lower direct voluntary new business premiums, which were $52.3 million in 2008, down $9.2 million, or 15% from 2007; and (ii) renewal pure price decreases of 5.0%. In managing our pure price decreases in 2008, we lost only one point in retention and ended the year at 79% compared to 80% in 2007. Pure price decreases on this line were 5.4% in 2007 and 4.1% in 2006 while retention was 80% and 81%, respectively. As with the general liability line of business, we are experiencing the highest level of competition in our middle market and large account business, while our small account business, which we define as policies with premiums less than $25,000, experienced moderate growth. Overall policy counts for this line increased 5% in 2008 compared to 2007. In 2007, as compared to 2006, policy counts increased 8%.
The increase in the statutory combined ratio in 2008 compared to 2007 for the commercial automobile line is primarily due to: (i) favorable prior year statutory development in 2007 of approximately $19 million due to improved severity trends; (ii) physical damage losses that were $6.2 million, or 2.3 points, higher in 2008; and (iii) pure price decreases as discussed above.

Commercial Property

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006

Statutory NPW	$194,550	198,903	(2)%		188,839	5%
Statutory NPE	196,189	190,681	3		182,351	5
Statutory combined ratio	92.9%	92.7	0.2	pts	82.1	10.6	pts
% of total statutory commercial NPW	15%	15			14
NPW for this line of business decreased in 2008 compared to 2007 driven by a new business premium decrease of $2.4 million, or 5%, coupled with a one point reduction in retention to 76%, and renewal pure pricing that decreased 4.1%. Partially offsetting these items is a 6% increase in policy counts in 2008 compared to 2007. NPW for this line of business increased in 2007 compared to 2006 due to increases in total policy counts of 11% in 2007 compared to 2006. Partially offsetting the 2007 increase were renewal pure price decreases of 5.9% during the year.
The statutory combined ratio remained relatively flat in 2008 as compared to 2007, despite increased catastrophe losses of $11.9 million, or 5.9 points, to $22.6 million related to storm activity in our Southern and Midwestern regions, including the effects of Hurricane Ike, which added $6.6 million, or 3.4 points, to the combined ratio for the year. These catastrophes were partially offset by a decrease in non-catastrophe property losses, reflecting normal volatility inherent in this line of business.
Although profitable, the increased statutory ratio in 2007 from 2006 reflects lower pricing and increased property losses especially compared to the unusually low experience in 2006. The increase in property losses in 2007 was primarily the result of an increase in the severity of losses, mainly attributable to flood events and electrical fires. As opposed to the increased catastrophe losses in 2008, catastrophes decreased $2.5 million in 2007 compared to 2006.

Personal Lines

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006
GAAP Insurance Operations Results:
NPW	$213,185	204,069	4%		217,088	(6)%

NPE	209,943	203,304	3		213,788	(5)
Less:
Losses and loss expenses incurred	161,119	160,629	—		148,657	8
Net underwriting expenses incurred	70,153	68,823	2		70,635	(3)

Underwriting loss	$(21,329)	(26,148)	18%		(5,504)	(375)%

GAAP Ratios:
Loss and loss expense ratio	76.7%	79.0	(2.3	)pts	69.5	9.5	pts
Underwriting expense ratio	33.5%	33.9	(0.4)		33.1	0.8

Combined ratio	110.2%	112.9	(2.7)		102.6	10.3

Statutory Ratios[1]:
Loss and loss expense ratio	75.7%	78.2	(2.5)		68.5	9.7
Underwriting expense ratio	28.0%	29.7	(1.7)		29.7	—

Combined ratio	103.7%	107.9	(4.2	)pts	98.2	9.7	pts

[1]	The statutory ratios include our flood line of business, which is included in the Diversified Insurance Services segment on a GAAP basis and therefore excluded from the GAAP ratios. The total statutory combined ratio excluding flood was 108.7% for 2008, 113.0% for 2007, and 102.9% for 2006.
•	The increase in NPW in 2008 compared to 2007 is primarily due to the impact of rate actions that became effective during the year. These rate actions resulted in an overall rate increase of 7.7% in Personal Lines, comprised of 11.1% in our personal automobile line of business and 1.1% in our homeowners line of business. Specific to our New Jersey personal automobile business, we have received rate increases of 6.8% effective in May 2008 and 6.5% effective in October 2008.

Our rate increases were partially offset by a decline in retention of approximately one point, to 81%, on our overall Personal Lines book. In addition, the number of automobiles that we insure in New Jersey decreased by approximately 6,000, to 65,000 cars, at December 31, 2008.

NPW decreased in 2007 compared to 2006. Excluding the impact from the cancellation of the New Jersey Homeowners’ Quota Share Treaty, which increased 2006 NPW by $11.3 million, NPW decreased 1% in 2007 compared to 2006. This modest 1% decrease was driven by the implementation of our MATRIXSM pricing system, which caused a dislocation in our New Jersey personal automobile line of business as renewal policies were repriced at higher levels. Partially offsetting this decrease were increases in our personal automobile business outside of New Jersey of $5.4 million, to $50.0 million, coupled with increases in our homeowners business of $4.5 million, to $65.4 million, in 2007.

•	The fluctuations in NPE reflect the fluctuations in NPW as discussed above.

•	The improvement in the GAAP loss and loss expense ratio in 2008 compared to 2007 is primarily driven by the 3% increase in NPE, coupled with favorable prior year development in our casualty lines of approximately $5 million, or 2.2 points, in 2008, compared to unfavorable prior year development of approximately $1 million, or 0.4 points, in 2007. The 2008 development reflected a better quality of business being written through our MATRIXSM pricing system, coupled with normal volatility, while the 2007 development included the impact of unfavorable trends in groundwater contamination caused by the leakage of certain underground oil storage tanks in our homeowners line of business. This improvement in the loss and loss expense ratio was partially offset by increases in: (i) catastrophe losses of $1.9 million, to $4.7, million in 2008; and (ii) non-catastrophe property losses of $4.5 million, to $56.5 million, in 2008.

The deterioration in the GAAP loss and loss expense ratio in 2007 compared to 2006 was primarily driven by decreased pricing in our New Jersey personal automobile line of business coupled with the following:
•	An increase of $6.7 million in non-catastrophe property losses in 2007 compared to 2006.

•	Unfavorable prior year development in our casualty lines of $1 million in 2007 compared to favorable prior year development of $6 million in 2006. The unfavorable development in 2007 reflects: (i) higher severity in accident year 2006 for our personal automobile line of business; (ii) adverse prior year development due to unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks in our homeowners line of business; and (iii) several significant losses in our personal excess line of business, partially offset by lower than expected loss emergence for accident years prior to 2006. The favorable prior year development in 2006 primarily related to lower than expected frequency in personal automobile claims.
The deterioration in the 2007 loss and loss expense ratio was partially offset by a reduction in catastrophe losses of $2.2 million, to $2.9 million, in 2007.

•	The GAAP underwriting expense ratio improved in 2008 compared to 2007 primarily due to costs associated with the reorganization of the Personal Lines department in May of 2007, which reduced the staffing level by 31 employees and, added 0.6 points to the underwriting expense ratio in 2007. The deterioration in the GAAP underwriting expense ratio in 2007 compared to 2006 was primarily attributable to overhead costs that have outpaced premiums earned.
We continue to focus on improving our Personal Lines results and continue to diligently take steps in that regard. The significant rate increases that we achieved in 2008 will generate an additional $15 million in annual premium. In addition, we have more rate increases planned in 2009 that are expected to generate approximately $9 million in additional premium, including 21 anticipated rate increases of 3% or more. In December of 2008, we implemented territory rate changes for our New Jersey personal automobile business. The number of territories in the state was increased from 40 to 60 and, as we move into these new territories for our renewal book of business, price increases or decreases in any given year are capped at 10%. We anticipate having the majority of the price adjustments reflected in our renewal book by year-end 2010, and we believe the new territory rates will provide more adequate pricing in territories that have historically not been profitable for us.
In early 2009, we will be completing implementation of our MATRIXSM pricing system for our homeowners line of business. Through this system, we are able to better manage our coastal exposure by pricing risks at levels that we believe are more adequate.
Reinsurance
We have reinsurance contracts that cover both property and casualty business. We use traditional forms of reinsurance and do not utilize finite risk reinsurance. Available reinsurance can be segregated into the following key categories:
•	Property Reinsurance - includes our Property Excess of Loss treaty purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is also used for property risks that are in excess of our treaty capacity.

•	Casualty Reinsurance - purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.

•	Terrorism Reinsurance - available as a federal backstop related to terrorism losses as provided under the TRIA. For further information regarding this legislation, see Item 1A. “Risk Factors” of this Form 10-K.

•	Flood Reinsurance - as a servicing carrier in the WYO Program, we receive a fee for writing flood business, for which the related premiums and losses are ceded to the federal government.

•	Other Reinsurance - includes smaller treaties, such as our Surety and Fidelity Excess of Loss and our Equipment Breakdown Coverage treaties, which do not fall within the categories above.
Additional information regarding the terms and related coverage associated with each of our categories of reinsurance can be found in Item 1. “Business” of this Form 10-K.

We regularly reevaluate our overall reinsurance program and try to develop the most effective ways to manage our risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers and projected impact on earnings and statutory surplus. We strive to balance sometimes opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.
Property Reinsurance
The Property Catastrophe treaty renewed effective January 1, 2009 with a 7.8% increase in premium. The current treaty structure remains the same providing per occurrence coverage for 95% of $310.0 million in excess of $40.0 million retention. The annual aggregate limit net of our co-participation is $589.0 million.
In 2008, we managed our hurricane exposures through the implementation of a Catastrophe (“CAT”) strategy initiative. It focused on policies with high Annual Average Loss (“AAL”) to premium ratios which were targeted for increases in deductibles and premium, and in certain cases non-renewals. The strategy led to the implementation of a variety of underwriting system tools that provide CAT management information to the underwriters for a more granular portfolio management of our property book of business. The July 2008 modeling results included a 4.4% reduction in gross AAL, while insured values increased 3.5% when compared to June 2007, clearly showing that the strategy has taken hold.
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
The following table presents Risk Management Solutions, Inc.’s (“RMS”) v.8.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of July 1, 2008:

	Historical Basis			Near Term Basis
			Net Losses			Net Losses
($ in thousands)			as a			as a
Occurrence Exceedence	Gross Losses	Net	Percent of	Gross Losses	Net	Percent of
Probability	RMS v.8.0	Losses[1]	Equity[2]	RMS v.8.0	Losses[1]	Equity[2]

4.0% (1 in 25 year event)	$48,695	26,820	3%	$68,994	28,733	3%
2.0% (1 in 50 year event)	99,455	31,604	4	132,327	33,903	4
1.0% (1 in 100 year event)	185,855	37,626	4	235,608	40,537	5
0.40% (1 in 250 year event)	377,497	64,600	7	455,380	115,224	13

[1]	Losses are after tax and include applicable reinstatement premium.

[2]	Equity as of December 31, 2008
RMS v.8.0 allows modeling based on the long-term averages (historic view) and modeling based on a near-term view that includes an assumption of elevated hurricane activity in the North Atlantic Basin in the short to medium-term. Results of both models are provided above for select probabilities. Our current catastrophe program provides protection for a 1 in 225 year event, or an event with 0.4% probability according to the RMS v8.0 historic model, and for a 1 in 171 year event, or an event with 0.6% probability according to RMS v.8.0 near term model.
The Property Excess of Loss treaty was renewed on July 1, 2008 and is effective through June 30, 2009, with a $28.0 million limit in excess of a $2.0 million retention, compared to the prior treaty of $23.0 million limit in excess of a $2.0 million retention.
•	The per-occurrence cap on the first layer of this treaty was $24.0 million in both the current and expiring treaty and the per occurrence cap on the second layer was increased to $40.0 million from $22.5 million, bringing the total per-occurrence limit for the program to $64.0 million compared to the $46.5 million limit in the expiring treaty.

•	The annual aggregate limit for the second $20.0 million in excess of $10.0 million layer was also increased, by an additional reinstatement, to $80.0 million. The first layer continues to have unlimited reinstatements.

•	Consistent with the prior year contract, all NBCR losses are excluded from the Property Excess of Loss treaty. Terrorism (excluding NBCR) and per-occurrence aggregate limits were increased to $64.0 million from $46.5 million.

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”) was restructured effective July 1, 2008 into one treaty encompassing all casualty lines, including workers compensation. This treaty expires on June 30, 2009. As a result, the Workers Compensation Only treaty was not renewed at July 1, 2008. The current program provides the following coverage:
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
The cost of the second through sixth layers of this treaty have decreased 2% to $10 million. On a fiscal year basis, the ceded premium for the entire casualty program will be approximately $10 million above the expiring premium due to the significant extension in coverage. The overall impact of the restructured program will be to improve insurance operations by about $2.0 million with lower investment income being offset due to higher ceded premium. In addition, we expect reduced volatility in our results as the first layer of this treaty was expanded to cover all lines of business, including our excess lines.
Other Reinsurance
Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2009, with essentially no changes in coverage and an 11.4% decrease in estimated ceded premium due to a decrease in projected subject premium and an increase in the rate.
Effective January 1, 2009, we renewed the NWCRP treaty which covers our participation in the involuntary National Council on Compensation Insurance (NCCI) pool, a residual workers compensation market. The NWCRP treaty provides 100% Quota Share coverage, including terrorism coverage, for the 2009 and 2008 underwriting years, assumed business from the NCCI and has an aggregate combined ratio limit of approximately 152% and 142%, respectively for each of the underwriting years. The 2009 treaty is placed with three carriers with ratings of “A” or “A+” by A. M. Best. Due to our decision to participate in the New Jersey residual workers compensation market through the NCCI in 2009, the treaty now covers this state. We believe that the continued protection provided within this treaty for residual market business is especially beneficial given current market conditions and the expected deterioration in the experience of the NCCI pool.
Counter-Party Credit Risk
During the second half of 2008, AIG entered into agreements with the U.S. Treasury Department and the Federal Reserve that include both ongoing financing facilities and one-time transactions designed to address AIG’s liquidity issues. As we maintain reinsurance relationships with the following AIG subsidiaries through three currently in-force treaties, we closely monitor developments regarding AIG’s liquidity concerns: (i) The Hartford Steam Boiler Inspection and Insurance Company (“HSB”), (ii) National Union Fire Insurance Company, and (iii) Transatlantic Reinsurance Company (collectively referred to as the “AIG Subsidiaries”). On December 22, 2008, AIG announced the sale of the HSB Group, Inc., HSB’s parent, to Munich Re Group.
The AIG Subsidiaries are rated “A” by A.M. Best and National Union Fire Insurance Company and Transatlantic Reinsurance Company have S&P credit ratings of “A+” as of December 31, 2008. Uncollateralized reinsurance recoverables on paid and unpaid loss and loss adjustment expenses, including IBNR losses, amounted to $2.3 million at year-end 2008, representing 1.3%, of our total uncollateralized reinsurance recoverables and less than one percent of our stockholders’ equity. Some of the reinsurance arrangements that the AIG Subsidiaries participate in involve upper layers of casualty business (known as “clash layers”) for which historical experience does not exist. Due to the uncertainty associated with casualty business, and specifically losses reaching those clash layers, current reinsurance recoverables from AIG Subsidiaries may change materially in the event of a significant loss event well in excess of our historical levels. As we continually monitor developments that may impact our prospects for recovery from the AIG Subsidiaries, we are prepared to avail ourselves of certain contractually provided remedies available to us if we determine it to be appropriate.

In early 2009, the “A+” financial strength rating of Swiss Reinsurance Company and its similarly rated subsidiaries (collectively referred to as “Swiss Re”), was placed under review by A.M. Best with negative implications. Swiss Re is currently one of our top five reinsurance groups. A.M. Best placed Swiss Re’s ratings under review due to the announcement of planned actions to initiate several asset de-risking and capital strengthening initiatives, including an anticipated capital infusion agreement with Berkshire Hathaway, Inc. of approximately $2.6 billion. This comes after Swiss Re’s announcement of an expected net loss for fiscal year 2008 and a fourth quarter decline of its capital balance of approximately $4 to $5 billion as of December 31, 2008. A.M. Best had previously assigned a negative outlook to Swiss Re’s ratings due to concerns that the continuing turmoil in the financial markets could further erode their capital position and negatively impact earnings in 2009. As of December 31, 2008, Swiss Re’s uncollateralized reinsurance recoverables on paid and unpaid loss and loss adjustment expenses, including IBNR losses, amounted to $17.6 million, representing 20%, of our total uncollateralized reinsurance recoverables and approximately 2% of our stockholders’ equity.
Investments
Our investment results have been significantly affected by conditions in the global capital markets and the overall economy, in both the U.S. and abroad. As widely reported, financial markets in the U.S., Europe, and Asia have been experiencing extreme disruption since the second half of 2007. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining global real estate market, increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These concerns have led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession. These factors have had, and could continue to have, an adverse effect on our investment portfolio.
Our investment philosophy includes certain return and risk objectives for the fixed maturity and equity portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. Tactically, we also plan to further increase our portfolio allocation to government and agency holdings in the near-term in an effort to increase liquidity and capital preservation.
For additional information regarding market risk related to our investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.
The following table presents information regarding our investment portfolio:

			2008			2007
($ in thousands)	2008	2007	vs. 2007		2006	vs. 2006
Total invested assets	$3,540,309	3,733,029	(5)%		3,596,102	4%
Net investment income — before tax	131,032	174,144	(25)		156,802	11
Net investment income — after tax	105,039	133,669	(21)		121,460	10
Net realized (losses) gains — before tax	(49,452)	33,354	(248)		35,479	(6)
Net realized (losses) gains — after tax	(32,144)	21,680	(248)		23,061	(6)
Effective tax rate	19.8%	23.2	(3.4	)pts	22.5	0.7	pts
Annual after-tax yield on fixed maturity securities	3.6	3.6	—		3.5	0.1
Annual after-tax yield on investment portfolio	2.9	3.6	(0.7)		3.6	—
Total Invested Assets
Our investment portfolio totaled $3.5 billion at December 31, 2008, a decrease of 5% compared to $3.7 billion at December 31, 2007. The decrease in invested assets was primarily due to unrealized portfolio losses from decreasing financial asset values as a result of the volatile financial markets in 2008. Our investment portfolio consists primarily of fixed maturity investments (86%), but also contains equity securities (4%), short-term investments (5%), and other investments (5%). While we consider our investment portfolio to be conservative and well-diversified, all asset classes proved to be closely correlated in a year of unprecedented financial turmoil. Despite the recent financial crisis, we continue to strive to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.

Fixed maturity, equity, trading securities and short-term investments are reported at fair value on the Consolidated Balance Sheets in accordance with the January 1, 2008 adoption of FAS 157. As required under GAAP, these fair values are categorized into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2) and the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use a combination of independent pricing services and broker quotes to price our investment securities. At December 31, 2008 all of our securities are priced using Level 1 or Level 2 inputs. For additional information see Note 6 of Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Despite the current credit crisis, our portfolio has an average S&P rating of “AA+.” The following table presents the Moody’s and S&P ratings of our fixed maturities portfolios:

	December 31,	December 31,
Rating	2008	2007
Aaa/AAA	52%	69%
Aa/AA	34%	16%
A/A	10%	9%
Baa/BBB	4%	6%
Ba/BB or below	<1%	<1%

Total	100%	100%

The shift in the percentage of securities rated “AAA” to those rated “AA” since December 31, 2007 is primarily due to downgrades of monoline insurers, which have adversely impacted the ratings on our municipal bond and ABS portfolios. At December 31, 2008, municipal securities with insurance enhancement represented 27% of our fixed maturity securities portfolio and the average credit rating of the underlying securities was “AA-” compared to 28% and a rating of “AA-” at December 31, 2007. High credit quality continues to be a cornerstone of our investment strategy, as almost 100% of the fixed maturity securities in our portfolio are investment grade. At December 31, 2008, non-investment grade securities (below “BBB-”) represented less than 1%, or approximately $16.7 million, of our fixed maturity portfolio compared to less than 1% or approximately $10.0 million at December 31, 2007. Nonetheless, the current credit crisis is expected to increase the possibility of certain fixed maturity securities being downgraded to non-investment grade over time.
The following table details the top ten state exposures of the municipal bond portion of our fixed maturity securities at December 31, 2008:

State Exposures of Municipal Bonds	General	Special	Fair	Credit
($ in thousands)	Obligation	Revenue	Value	Rating
Texas	$100,607	101,638	202,245	AA+
Florida	18,085	90,702	108,787	AA
Arizona	16,195	81,208	97,403	AA+
Washington	46,930	47,957	94,887	AA+
New York	—	90,874	90,874	AA+
Illinois	35,137	43,930	79,067	AA+
Georgia	41,244	34,233	75,477	AA+
Ohio	24,221	44,833	69,054	AA+
Colorado	41,569	25,820	67,389	AA+
Other	233,149	577,810	810,959	AA+

	$557,137	1,139,005	1,696,142	AA+

Advanced refunded/escrowed to maturity bonds			62,982

Total			$1,759,124

Net Investment Income
The decrease in net investment income, before tax, of $43.1 million for 2008 compared to 2007 was due to: (i) decreased returns of $31.9 million on the alternative investment portion of our other investments portfolio; and (ii) $8.1 million of reductions in the fair value of our equity trading portfolio due to the sell off in the equity markets, as well as the collapse in commodity prices in the second half of 2008. The increase in investment income, before tax, of $17.3 million for 2007 compared to 2006 was primarily the result of increased fixed maturity income due to higher invested assets and increased income of approximately $7.0 million from certain alternative investments within our other investments category.

Our alternative investments, which primarily consist of investments in limited partnerships, report results to us on a one quarter lag. Therefore the 2008 after-tax loss of $8.2 million reflects the performance for the majority of these investments through September 30, 2008. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for this asset class during 2008. In addition, the majority of our limited partnerships adopted FAS 157 during 2008. We believe this has led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of these partnerships which are now based on current exit values. Unlike available for sale securities, our limited partnerships are accounted for under the equity method of accounting, with changes in the valuation of these investments being reflected in net investment income as opposed to other comprehensive income. Additional losses on these securities are expected to be reported in the first quarter of 2009 considering the volatility in the marketplace during the fourth quarter of 2008. Although our alternative investments add some earnings volatility, their continued outperformance of the S&P 500 is expected to build more value for our shareholders over the long-term. During 2008, our alternative investment total return outperformed the S&P 500 by 2,700 basis points.
As of December 31, 2008, these types of investments represented only 5% of our total invested assets, which was consistent with prior year. In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $119.5 million in these alternative investments through commitments that expire at various dates through 2023. The following table details the six core strategies of our alternative investment portfolio and the remaining commitment amount associated with each strategy:

Alternative Investment Strategies	Carrying	Remaining
($ in millions)	Value	Commitment
Private Equity	$56.9	36.0
Distressed Debt	29.8	5.2
Secondary Market	24.1	27.7
Real Estate	23.4	20.0
Mezzanine Financing	23.1	28.1
Venture Capital	5.9	2.5
Other	1.8	—

Total	$165.0	119.5

Due to the current market turmoil, there is uncertainty regarding reduced investment income in the future as a result of, among other things, falling interest rates, decreased dividend payment rates, and reduced returns on our other investments, including our portfolio of alternative investments.
Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for non-cash OTTI charges. The following table summarizes our net realized gains and losses by investment type:
The following table summarizes our net realized gains by investment type:

($ in thousands)	2008	2007	2006
Held-to-maturity fixed maturities
Gains	$27	—	16
Losses	(2)	—	—
Available-for-sale fixed maturities
Gains	1,777	445	2,460
Losses	(55,961)	(7,150)	(6,756)
Available-for-sale equity securities
Gains	34,582	50,254	43,542
Losses	(21,290)	(9,359)	(3,783)
Available-for-sale other investments
Gains	1,356	847	—
Losses	(9,941)	(1,683)	—

Total net realized (losses) gains	$(49,452)	33,354	35,479

Our realized losses within the available-for-sale fixed maturity securities, equity securities, and other investments increased in 2008 as compared to 2007 and 2006. This is the primary result of non-cash OTTI charges of $53.1 million in 2008 compared to $4.9 million in 2007. During 2006, we did not recognize any realized losses from OTTI charges. An investment in a fixed maturity or equity security, that is available for sale and reported at fair value, is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. The OTTI framework under existing accounting literature specifies that a write-down be to fair value, which is defined as the then current exit value despite the fact that certain fixed maturity securities may still have contractual cash flows that support a value higher than such exit value, but below the company’s cost basis. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income. If we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. In addition, during 2008, we sold certain fixed maturity securities that were in an unrealized loss position immediately prior to their sale. These sales resulted from our financial and tax planning strategies. Furthermore, in the early portion of 2008, we took steps to limit our overall portfolio volatility by reducing our equity position by approximately $50 million.
In 2008, our non-cash OTTI charges of $53.1 million consisted of: (i) $41.7 million in fixed maturity securities associated with RMBSs, CMBSs, ABSs, and corporate bonds; and (ii) $11.4 million of equity securities and alternative investments. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; and (ii) our ability and intent to hold these securities through their recovery periods. For further details regarding our policy with respect to assessing OTTI, see the “Critical Accounting Policies and Estimates” section above.
The fixed maturity non-cash OTTI charges of $41.7 million for 2008 consist of the following:
•	$15.1 million of RMBS and CMBS charges. These charges related to declines in the related cash flows of the collateral, based on our assumptions of the expected default rates and the value of the collateral, and accordingly, we do not believe it is probable that we will receive all contractual cash flows.

•	$16.4 million of ABS charges. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated; however, none of which were bankruptcy related. In general, these securities were experiencing increased conditional default rates and expected loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although some of these securities were insured or guaranteed by monoline bond guarantors, downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss.

•	$10.2 million associated with corporate bond charges. These charges were due to issuer-specific events, primarily related to two Icelandic bank debt securities, on which the banks were placed in receivership.
The non-cash OTTI charges on the equity and alternative investments of $11.4 million consisted of:
•	$6.6 million from six equity securities related to the sharp sell off in the global equity markets stemming from the mortgage and credit crisis, which led to concerns that both U.S. and global economic growth would slow in the near future.

•	$4.8 million on two alternative investments directly related to a security held in their portfolio that had considerable unrealized losses because of the severe volatility in the current financial markets and the dramatic market sell off, specifically in commodity prices.
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

The following tables present the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

	2008		2007		2006
Period of time in an	Fair		Fair		Fair
Unrealized loss position	Value on	Realized	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 - 6 months	$40.4	8.3	29.0	0.7	94.9	1.5
7 - 12 months	11.4	0.6	31.6	0.4	76.6	2.5
Greater than 12 months	9.4	3.6	10.2	0.2	35.8	1.5

Total fixed maturities	61.2	12.5	70.8	1.3	207.3	5.5

Equity Securities:
0 - 6 months	30.1	13.4	60.0	8.8	15.5	3.1
7 - 12 months	3.8	0.6	1.6	0.4	3.2	0.7
Greater than 12 months	1.6	0.7	0.4	0.2	—	—

Total equity securities	35.5	14.7	62.0	9.4	18.7	3.8

Other investments:
0 - 6 months	9.0	4.3	5.3	1.7	—	—
7 - 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

Total other investments	9.0	4.3	5.3	1.7	—	—

Total	$105.7	31.5	138.1	12.4	226.0	9.3

During 2008, we sold certain securities that were in an unrealized loss position immediately prior to their sale. These sales resulted from our financial and tax planning strategies.
Unrealized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized loss recorded in our accumulated other comprehensive income, by asset class and by length of time, for all available-for-sale securities that have continuously been in an unrealized loss position at December 31, 2008 and December 31, 2007:

	2008		2007
Period of time in an		Gross		Gross
Unrealized loss position	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
Fixed maturities:
0 - 6 months	$402.2	18.1	219.2	8.0
7 - 12 months	375.8	53.4	188.6	11.6
Greater than 12 months	232.8	88.7	340.5	5.7

Total fixed maturities	1,010.8	160.2	748.3	25.3

Equities:
0 - 6 months	53.4	14.3	25.7	1.1
7 - 12 months	7.7	4.4	1.1	0.4
Greater than 12 months	—	—	—	—

Total equity securities	61.1	18.7	26.8	1.5

Other:
0 - 6 months	4.5	1.5	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

Total other securities	4.5	1.5	—	—

Total	$1,076.4	180.4	775.1	26.8

Unrealized losses for fixed maturity securities, equities, and other investments increased in 2008 as compared to 2007, primarily due to the credit stress which caused credit spreads to widen, dislocation in the capital markets, inflation concerns, and general uncertainty about the U.S. economy. As of December 31, 2008, there were 401 securities in our portfolio in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2, “Summary of Significant Accounting Policies,” above. In performing our OTTI impairment analysis for asset-backed, agency mortgage-backed, and non-agency mortgage backed securities, which represented $109.8 million of the $160.2 million of gross unrealized losses at December 31, 2008 on fixed maturity securities reflected in the table above, we estimated future cash flows for each security based upon our best estimate of future delinquencies, loss severity, and prepayments. The resulting cash flows were reviewed to determine whether we anticipate receiving all of the originally scheduled cash flows. Projected credit losses were compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period and therefore become other-than-temporarily impaired. Based on this cash flow testing, we have determined that the decline in fair value of the non-agency mortgage-backed securities presented in the table above is not attributable to credit quality, but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the markets. As we have the ability and intent to hold these investments until a fair value recovery or until maturity, we do not consider these securities to be other-than-temporarily impaired as of December 31, 2008. It is possible that the underlying loan collateral of these securities will perform at a level worse than our expectations, which may lead to adverse changes in cash flows on these securities and potential future OTTI losses. Events that may trigger material declines in fair values for these securities include, but are not limited to, the deterioration of credit metrics, significantly higher levels of default and severity of losses on the underlying collateral, or further illiquidity.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we look for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the decline in fair value of $30.1 million of corporate securities in an unrealized loss position at December 31, 2008 to be attributed to the current volatile market conditions and not to the credit worthiness of any individual issuer. We have the ability and intent to hold these securities until a fair value recovery or until maturity and do not consider these securities to be other-than-temporarily-impaired.
The following tables present information for AFS fixed maturity securities regarding the severity of unrealized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of December 31, 2008:

Fair Value as a Percentage of Amortized Cost	Unrealized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(37.5)	820.3
75% or more but less than 85% of amortized cost	(21.9)	84.4
Less than 75% of amortized cost	(100.8)	106.1

Gross unrealized losses on fixed maturity securities	(160.2)	1,010.8
Gross unrealized gains on fixed maturity securities	71.1	2,023.5

Net unrealized losses on fixed maturity securities	$(89.1)	3,034.3

	75% or more
	but less than	Less than
	85% of	75% of
Duration of Unrealized Loss Position	Amortized	Amortized
($ in millions)	Cost	Cost
0 - 3 months	$(18.4)	(31.4)
4 - 6 months	(2.3)	(14.2)
7 - 9 months	—	(11.3)
10 - 12 months	(1.2)	(32.6)
Greater than 12 months	—	(11.3)

Gross unrealized losses	$(21.9)	(100.8)

The following table presents information regarding securities in our portfolio with the five largest unrealized balances as of December 31, 2008:

	Cost/
2008	Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Losses
Countrywide Home Loans	$10,078	2,096	(7,982)
Banc of America Alternative Loan	9,657	3,516	(6,141)
TBW Mortgage Backed Pass Through	9,996	4,122	(5,874)
GS Mortgage Securities Corp II	9,620	4,378	(5,242)
JP Morgan Alternative Loan	11,496	6,424	(5,072)
The following table presents information regarding our available-for-sale fixed maturities that were in an unrealized loss position at December 31, 2008 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$94.5	83.6
Due after one year through five years	554.1	476.0
Due after five years through ten years	443.7	395.1
Due after ten years through fifteen years	48.6	43.0
Due after fifteen years	30.1	13.1

Total	$1,171.0	1,010.8

In February 2009, we transferred $1.6 billion of our AFS securities to a held-to-maturity designation as we had determined that we have the ability and the intent to hold these securities as an investment until maturity or call. Of the $1.6 billion in AFS securities transferred, $1.3 billion consist of state and political subdivision obligations and $0.3 billion in U.S. Government and government agency obligations, corporate, mortgage-backed and asset-backed securities. In total, the securities transferred had a net unrealized gain of approximately $8 million.
Investment Outlook
The global credit markets dislocation brought on by the crisis of confidence, widespread risk aversion, and on-going de-leveraging, took hold of the economy. Economic weakness, as evidenced by declines in residential home values, the sharp sell off in the equity markets, reduced consumer spending, and increased unemployment rates has created economic uncertainty. The passage of government legislation (i.e., the Troubled Asset Relief Program or “TARP”) and the recent coordinated efforts by central banks around the globe to restore investor confidence may have some positive impacts on the debt markets, or at least may provide some liquidity back-stop mechanisms. Nonetheless, early signs of the aggressive measures taken by central banks and governments may prove to have measurably offset a much greater financial shock. However, we expect 2009 to be a challenging year for the U.S. and global economy. The capital markets will most likely remain volatile throughout the year.
Our overall philosophy is to invest with a long-term horizon along with yield and income as our key drivers. In the near-term, we plan to tactically maintain a higher level of liquidity in the fixed income portfolio by continuing to build a higher allocation to government and agency holdings, considering that liquidity and capital preservation are strategically important in our asset allocation until more stable conditions become apparent. Recession risk is rising in relation to the municipal credit market, but we continue to focus on sound credit quality combined with liquidity, value and yield. Other investment opportunities such as high-quality corporate bonds, agency RMBS, equipment leases, credit cards, and CMBS also remain.
The second half of 2009 may bring some economic relief as efforts by central banks plus extraordinary fiscal policy initiatives take hold in the U.S., China, the Middle East, and Japan. President Obama’s administration’s stimulus program is designed to stem some of the economic weakness associated with credit restraint. Until a more favorable outlook for earnings becomes apparent, an improvement of access to credit for corporations and consumers occurs, home prices stabilize, and an indication that the market has priced in the macro deterioration and is refocusing on company fundamentals, we will continue our defensive equity investment strategy (consumer staples and healthcare stocks) and focus on high-quality stocks with the ability to grow their dividend in 2009 as these stocks have historically outperformed when profit growth has decelerated.

Our long-term outlook for our alternative investment strategy continues to be positive, particularly relative to other traditional asset classes of stocks, bonds, and cash. Although investors with available capital in these difficult markets are finding assets for sale at very attractive terms, we continue to be cautious with our investments in this sector due to the mark-to-market pressures that have resulted in the decline in value of all financial assets globally as well as the fact that the current credit crisis will continue to keep the pace of merger and acquisition activity well below normal. However, long-term, we believe the current marketplace creates a favorable investment environment as risk has been re-priced and financial discipline will eventually be restored to the financial markets.
Nonetheless, as 2009 progresses, the commitment to invest for diversification across a large number of sectors and individual security positions remains intact. We remain optimistic that in the near future, credit fundamentals will slowly begin to once again be reflected in security evaluations and hence, start to bolster performance as fundamentals gain recognition over pressure from mark-to-market issues related to blanket forced selling. However, there continues to be the potential for additional OTTI charges in 2009 and furthermore, due to the continued uncertain financial market conditions we have decided not to provide investment income guidance for 2009.
Diversified Insurance Services Segment
The Diversified Insurance Services operations consist of two core functions: (i) HR Outsourcing; and (ii) flood insurance. During 2008, these operations provided a contribution of $0.18 per diluted share, compared to $0.22 per diluted share in 2007. Contributions from the Diversified Insurance Services segment, particularly the flood business, continue to provide some mitigation of insurance pricing cycles and the adverse impact that catastrophe losses have on our Insurance Operations segment. We evaluate the performance of these operations based on several measures, including, but not limited to, results of operations in accordance with GAAP, with a focus on our return on revenue (net income divided by revenues). The results for this segment’s operations are as follows:

For the Year Ended December 31,
($ in thousands)	2008	2007	2006
HR Outsourcing
Revenue	$53,147	59,109	63,322
Pre-tax (loss) profit	(781)	3,993	4,810
Flood Insurance
Revenue	52,943	47,842	41,522
Pre-tax profit	10,646	10,360	10,167
Other
Revenue	10,256	8,615	5,682
Pre-tax profit	4,662	4,270	2,831
Total
Revenue	116,346	115,566	110,526
Pre-tax profit	14,527	18,623	17,808
After-tax profit	9,606	12,355	11,848
After-tax return on revenue	8.3%	10.7%	10.7%
HR Outsourcing
•	HR Outsourcing revenue declined in 2008 compared to 2007 and 2006, primarily as a result of the economic downturn as evidenced by reduced payrolls at existing clients, referred to as “client change.” In total, new worksite lives decreased more than 30% in 2008 compared to 2007 and client change decreased four times more in 2008 than in 2007. Also, as a result of the economic downturn, there were fewer new business start-ups and therefore less opportunity to increase our worksite lives relative to these businesses. As of December 31, 2008, Selective HR’s worksite lives were down 10% to 22,520 compared to 25,111 as of December 31, 2007 and 26,952 as of December 31, 2006.

•	Pre-tax profit decreased in our HR Outsourcing business in 2008 compared to 2007 mainly due to a pre-tax goodwill impairment charge of $4.0 million taken in the fourth quarter of 2008 reflecting near-term financial projections that are not sufficient to cover the carrying value of this reporting unit, coupled with the reduced level of worksite lives as mentioned above. Pre-tax profit decreased in 2007 compared to 2006 primarily due to pricing pressure on our workers compensation products as well as a reduced level of worksite lives.
Flood Insurance
•	Our Flood revenues are primarily derived from two activities: (i) fees associated with servicing policy premium; and (ii) fees associated with handling claims. On June 1, 2008, the NFIP revised their fee structure associated with the handling of claims to provide for fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with fees equal to 1.5% of all incurred losses. Prior to June 1, 2008, we received claims handling fees equal to 3.3% of all incurred losses.

Revenue increases of 11% in 2008 compared to 2007 and 15% in 2007 compared to 2006 were mainly attributable to the level of servicing Flood premium in force, which increased 16%, to $165.2 million, at December 31, 2008 compared to 2007 and 19%, to $141.9 million, at December 31, 2007 compared to 2006. In addition, our revenues associated with handling Flood claims were $2.5 million in 2008 compared to $1.6 million in 2007 and $1.8 million in 2006, primarily driven by claims associated with Hurricane Ike and the Midwestern flooding in 2008. The increases in premiums, and as a result the corresponding fees associated with servicing policy premium, were partially offset by a reduction in the fee paid to us by the NFIP of 0.5 points, to 29.7% effective June 1, 2008, prior to a 0.1 point increase to 29.8%, effective October 1, 2008.

•	The fluctuations in pre-tax profit, which increased $0.3 million in 2008 compared to 2007 and increased $0.2 million in 2007 compared to 2006, were driven by the revenue items noted above.
Diversified Insurance Services Outlook
We expect sales for our HR Outsourcing products to continue to be difficult, considering current economic conditions, especially in the state of Florida. In addition, we expect SUTA margins to deteriorate as increased unemployment claims, coupled with the extension of unemployment benefits, are putting pressure on many states’ unemployment funds and are anticipated to result in future rate increases.
The viability of the NFIP’s reinsurance program under the WYO Program is an essential component of our Flood operations. As a result of current economic conditions, we expect growth rates in the NFIP program to be lower than historical levels reflecting the sluggish real estate and construction marketplace. On September 30, 2008, a law was passed to extend the NFIP authority to issue new policies, increase coverage on existing policies, and issue renewal policies until March 6, 2009. The NFIP currently has borrowing authority in the amount of $20.8 billion and, prior to Hurricane Ike in the third quarter of 2008, had borrowed $17.3 billion. FEMA is currently seeking additional borrowings from Congress as the current limitation is expected to only last into the first quarter of 2010. We continue to monitor developments with the NFIP regarding our ability to pay claims considering these funding limitations. For additional discussion associated with the NFIP program, see Item 1A. “Risk Factors” of this Form 10-K.
Federal Income Taxes
The following table presents our taxable income, pre-tax financial statement income, and net deferred tax asset:

($ in millions)	2008	2007	2006
Current taxable income	$71.2	157.1	151.5
Pre-tax financial statement income	39.4	192.8	220.5
Net deferred tax asset	146.8	22.4	15.4
Total federal income tax benefit was $4.4 million in 2008 compared to federal income tax expense of $46.3 million in 2007 and $56.9 million in 2006. The effective tax rate for 2008 was (11.1)% compared to 24.0% for 2007 and 25.8% for 2006. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 14, “Federal Income Tax” in Item 8. “Financial Statement and Supplementary Data” of this Form 10-K.
We have a net deferred tax asset of $146.8 million at December 31, 2008 compared with a deferred tax asset of $22.4 million at December 31, 2007. This change is primarily due to a reduction in unrealized gains in our investment portfolio, coupled with an unrealized pension charge reflecting a decrease in the discount rate used to value our pension liability and a reduction in pension assets due to market volatility.

Financial Condition, Liquidity and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Given the current market turmoil and credit crisis, we are carefully monitoring our liquidity in all entities of the organization. We have taken a number of steps to help ensure our continued liquidity, including the diversification of banking partners to enable business continuity in case of a disruption with a particular bank and the diversification of money market fund managers.
Our cash and short-term investment position was $216.8 million at December 31, 2008 and $198.6 million at December 31, 2007. At December 31, 2008 and 2007, these balances included approximately $60 million and $65 million, respectively, at the Parent, $138 million and $126 million, respectively, at the Insurance Subsidiaries and $19 million and $8 million, respectively, at our Diversified Insurance Services companies. We continually evaluate our liquidity levels in the light of market conditions and, given recent financial market volatility, we are maintaining higher than usual cash and short-term investment balances. All short-term investments are maintained in NAIC-approved AAA-rated money market funds.
Sources of cash for the Parent currently consist of dividends from its subsidiaries and borrowings under its line of credit, which are subject to compliance with specified debt covenants as discussed below. Historically, the issuance of stock and debt securities has been a potential source of cash for the Parent. However, due to the current conditions in these marketplaces, our access to them is limited at this time. The Insurance Subsidiaries are the primary source of dividends to the Parent. Based on the 2008 unaudited statutory financial statements, the Insurance Subsidiaries are permitted to pay approximately $101.6 million in ordinary dividends to the Parent in 2009. Dividends from the Insurance Subsidiaries, which in 2008 amounted to $77.0 million, are subject to the approval and/or review of the insurance regulators in their respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31st. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
The Insurance Subsidiaries generate cash to fund the dividends to the Parent primarily through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of predictable cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.5 years as of December 31, 2008, while the liabilities of the Insurance Subsidiaries have a duration of 3.7 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
In addition to dividends received from the Insurance Subsidiaries, the Parent also receives dividends from Selective HR. Dividends from Selective HR are restricted by its operating needs and a professional employer organization licensing requirement that it maintain a current ratio of at least 1:1. The current ratio, which Selective HR generally maintains just above 1:1, provides an indication of a company’s ability to meet its short-term obligations, and is calculated by dividing current assets by current liabilities. Selective HR provided the Parent with dividends of $3.0 million in 2008 and $4.1 million in 2007.
The Parent can also borrow under its $50 million line of credit, which is contingent upon the satisfaction of certain agreed-upon debt covenants, as outlined below, and is syndicated among the following five banks: (i) Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.). This line can be increased to $75 million with the consent of all lending parties. We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the lenders are not joint and severally liable with regards to other lenders’ commitment under the agreement. At December 31, 2008, no balances were outstanding under this credit facility and, since inception, only one draw down was made on the facility. This draw down, which occurred in 2007 was for $6.0 million and was outstanding for slightly more than a month.

In order to have access to draw down on the line of credit, we are required, per the syndicated line of credit agreement, to comply with certain restrictive covenants. Some of the significant covenants are as follows:
•	Our consolidated net worth, calculated per the syndicated line of credit agreement, must be equal to or greater than the required minimum consolidated net worth, as calculated per the syndicated line of credit agreement. In accordance with the calculations in the agreement, at December 31, 2008 our consolidated net worth was $890.5 million and the required minimum consolidated net worth was $882.0 million.

•	Our consolidated debt to total capitalization ratio, as calculated per the syndicated line of credit agreement, cannot exceed 30.0% at any point in time. At December 31, 2008 our consolidated debt to capitalization ratio was 23.6%.

•	The Insurance Subsidiaries must maintain a financial strength rating by A.M. Best of at least “A-” at all times. Throughout 2008, our A.M. Best financial strength rating was continuously “A+.”

•	In addition to the above requirements, the syndicated line of credit agreement contains a cross-default provision that provides that the line of credit will be in default if the Company fails to comply with any condition, covenant or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $5.0 million), which causes, or permits, the acceleration of principal.
In addition to subsidiary dividends and borrowings under the line of credit, the Parent has traditionally been able to issue equity and debt securities to meet liquidity needs. However, due to the current restricted nature of the debt and equity markets, we believe that our access to them is limited at this time.
Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in the notes payable we issued on May 4, 2000 (the “2000 Senior Notes”), of which $24.6 million was outstanding as of December 31, 2008. Some of the significant covenants are as follows:
•	Our tangible net worth, as calculated per the note purchase agreement, must be equal to or greater than the required consolidated tangible net worth minimum as computed per the note purchase agreement. In accordance with our calculations as of our December 31, 2008, our tangible net worth was $1.5 billion and the consolidated tangible net worth minimum equaled $541.2 million.

•	Our consolidated debt, as computed per the note purchase agreement, must be less than or equal to 30% of our consolidated capitalization, as calculated per the note purchase agreement. As of our December 31, 2008, our consolidated debt to consolidated capitalization ratio was 15.2%.

•	At any time during the most recent quarter, our consolidated debt, as calculated per the note purchase agreement, must be less than or equal to 40% of our consolidated capitalization, as calculated per the note purchase agreement. During the fourth quarter, our consolidated debt to consolidated capitalization ratio, as calculated per the note purchase agreement, did not exceed 15.6%.

•	The aggregate amount of all restricted payments, as defined in the note purchase agreement, must not exceed the restricted payment limitation as defined in the note purchase agreement. As of our December 31, 2008 analysis performed, the restricted payment limitation was calculated to be approximately $869.9 million and our aggregate amount of all restricted payments through December 31, 2008 was $567.3 million.
All such covenants were met during 2008 and 2007. For further information regarding our notes payable, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
At December 31, 2008, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 2000 Senior Notes, was $302.6 million. Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent in large part on the ability of the Insurance Subsidiaries and Selective HR to pay dividends. Restrictions on the ability of these subsidiaries, particularly the Insurance Subsidiaries, to declare and pay dividends, could materially affect our ability to service our debt and pay dividends on common stock.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2008, we had stockholders’ equity of $890.5 million and total debt of $273.9 million, which equates to a debt-to-capital ratio of 23.5%.

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
As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and Diversified Insurance Services segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends. During 2008, we repurchased approximately 1.8 million shares of the Parent’s common stock under our authorized share repurchase program at a cost of $40.5 million. As of December 31, 2008, there were 1.7 million shares remaining under the current repurchase authorization that extends through July 26, 2009. With market conditions as they currently exist, we have added liquidity at the Insurance Subsidiary levels and do not anticipate additional buybacks currently under this program. As mentioned above, the debt and equity markets are currently operating in a restricted manner, which may make accessing the markets more difficult than usual. Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Book value per share decreased to $16.84 as of December 31, 2008, from $19.81 as of December 31, 2007, primarily driven by the impact of: (i) unrealized losses on our investment portfolio, which amounted to a reduction in book value of $2.70; and (ii) an unrealized pension charge, which amounted to a reduction in book value of $0.72, reflecting a decrease in the discount rate used to value our pension liability, as well as the impact of lower pension assets due to market volatility.
Off-Balance Sheet Arrangements
At December 31, 2008 and, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
As discussed in “Net Loss and Loss Expense Reserves” in Item 1. “Business.” of this Form 10-K, we maintain case reserves and estimates of reserves for losses and loss expenses IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.
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

The projected paid amounts in the table below by year are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of when loss and loss expense reserves will be paid and as a result, the timing and amounts of the actual payments will be affected by many factors. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry.
Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, senior convertible notes, convertible subordinated debentures, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2008 are summarized below:

	Payment due by period
Contractual obligations		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	years	years	5 years
Operating leases	$25.9	9.4	11.5	4.3	0.7
Notes payable	274.6	12.3	12.3	—	250.0
Interest on debt obligations	710.5	19.4	36.2	35.6	619.3

Subtotal	$1,011.0	41.1	60.0	39.9	870.0

Gross loss and loss expense payments	2,641.0	675.4	853.3	419.7	692.6
Ceded loss and loss expense payments	224.2	46.5	50.2	26.5	101.0

Net loss and loss expense payments	2,416.8	628.9	803.1	393.2	591.6

Total	$3,427.8	670.0	863.1	433.1	1,461.6

See “Liquidity” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a discussion of our syndicated line of credit agreement.
At December 31, 2008, we also have contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $119.5 million in alternative investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2008 as “A+ (Superior),” their second highest of fifteen ratings. We have been rated “A” or higher by A.M. Best for the past 75 years, with our current rating of “A+ (Superior)” being in place for the last 47 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.

Our ratings by other major rating agencies are as follows:
•	S&P Insurance Rating Services — Our “A+” financial strength rating was reaffirmed in the third quarter of 2008 and our outlook was revised from “stable” to “negative.” Our financial strength rating reflects our strong competitive position in the core Mid-Atlantic market, coupled with our strong operating performance, capitalization and financial flexibility. Our outlook was revised due to recent lower underwriting results, including results in our personal lines operations, our capital management strategy, and our geographic concentration in the Mid-Atlantic region.

•	Moody’s — Our “A2” financial strength rating was reaffirmed in the third quarter of 2008, citing our strong regional franchise with good independent agency support, along with our conservative balance sheet, moderate financial leverage, and consistent profitability. At the same time, Moody’s revised our outlook from “positive” to “stable” reflecting an increasingly competitive commercial lines market and continued weakness in our personal lines book of business.

•	Fitch Ratings — Our “A+” rating was reaffirmed in the second quarter of 2008, citing our consistently favorable operating results, disciplined underwriting culture, conservative balance sheet, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.
Our S&P financial strength rating and our Moody’s rating affect our ability to access capital markets. In addition, our interest rate under our line of credit varies based on the Parent’s debt ratings from S&P and Moody’s.
There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.
Adoption of Accounting Pronouncements
For information concerning the adoption of accounting pronouncements and new accounting pronouncements that have been issued but not yet adopted, see Note 3, “Adoption of Accounting Pronouncements” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit spreads, and equity price risk related to our investment portfolio as well as the change in market value of our alternative investment portfolio. Our investment portfolio is comprised of securities categorized as available for sale, held to maturity, and trading in accordance with the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board (“FAS 115”). We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk on certain equity securities.
Our investment philosophy includes setting certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio. The return objective of our equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for our portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. We also plan to further increase our portfolio allocation to government and agency holdings in the near-term in an effort to increase liquidity and capital preservation. As of December 31, 2008, the mix of our investment portfolio was 86% fixed maturity securities, 4% equity securities, 5% short-term investments, and 5% other investments.
We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities. Unfortunately, in a year of unprecedented market turmoil, all asset classes proved to be closely correlated.
Interest Rate Risk
In connection with the Insurance Subsidiaries, we invest in interest rate-sensitive securities, mainly fixed maturity securities. Our fixed maturity portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities. Our strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks. Our fixed maturity securities include both available-for-sale and held-to-maturity securities in accordance with FAS 115. Fixed maturity securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates. Our fixed income investment portfolio contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. At December 31, 2008, 97% of our fixed maturity portfolio (excluding short-term investments) had a maturity of 10 years or less, and the average duration was 3.8 years. Based on our fixed maturity securities asset allocation and security selection process, we believe that our fixed maturity portfolio is not overly prone to prepayment or extension risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

We use interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed maturity securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Consolidated Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations.
The following table presents the sensitivity analysis of each component of market risk as of December 31, 2008:

	2008
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
Fair value of fixed maturity securities portfolio	3,361.1	3,193.5	3,035.5	2,892.2	2,761.3
Fair value change	325.6	158.0	—	(143.3)	(274.2)
Fair value change from base (%)	10.7%	5.2%	—%	(4.7)%	(9.0)%
Going forward, the impact of market risk on our portfolio and our stockholders’ equity is partially mitigated by the fact that in early 2009, we transferred $1.6 billion of our AFS securities to a held-to-maturity designation. Of this $1.6 billion, $1.3 billion is comprised of state and political subdivision obligations and $0.3 billion is comprised of U.S. government, government agency obligations, and corporate, mortgage-backed and asset-backed securities. In total, the securities transferred had a net unrealized gain of approximately $8 million.
Credit Risk
During 2008, the economy was impacted by the dislocation of the credit markets brought on by the crisis of confidence, widespread risk aversion, and ongoing de-leveraging. We experienced increased credit risk with respect to the types of securities held in our portfolio and our invested assets were negatively affected by widening the credit spread. However, credit quality of our fixed maturity portfolio continues to remain high, with an average S&P rating of “AA+.” This is primarily due to the large allocation of the fixed income portfolio to highly-rated and high quality Municipal bonds, Agency RMBS, and government and agency obligations. Exposure to non-investment grade bonds remains at a low absolute level, composing less than 1% of the total fixed maturity portfolio. We only have ten non-investment grade rated securities in the portfolio with a fair value of $16.7 million and an unrealized loss of $13.9 million.

The following table summarizes the fair values, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$252.2	16.6	AAA	179.7	6.9	AAA
State and municipal obligations	1,758.0	18.6	AA+	1,611.1	17.6	AA+
Corporate securities	366.5	(22.9)	A	487.1	7.9	A
Mortgaged-backed-securities	596.2	(86.1)	AA+	697.9	(7.3)	AA+
ABS	61.4	(15.3)	AA	97.7	(1.5)	AA+

Total AFS portfolio	$3,034.3	(89.1)	AA+	3,073.5	23.6	AA+

State and Municipal Obligations:
General obligations	$574.1	16.2	AA+	521.5	7.3	AA+
Special revenue obligations	1,183.9	2.4	AA+	1,089.6	10.3	AA+

Total state and municipal obligations	$1,758.0	18.6	AA+	1,611.1	17.6	AA+

Corporate Securities:
Financial	$101.0	(13.1)	A+	183.6	1.6	A+
Industrials	67.7	(2.1)	A-	86.0	2.0	A-
Utilities	47.6	(0.8)	A	49.9	1.5	A
Consumer discretion	33.9	(1.5)	A-	46.7	1.4	A-
Consumer staples	42.0	0.5	A	36.8	0.1	A+
Healthcare	22.7	0.7	A+	26.7	0.7	A+
Materials	13.2	(3.7)	BBB+	17.1	0.1	A-
Energy	19.1	(0.2)	A-	18.1	0.3	A
Information technology	10.1	(1.9)	BBB	12.3	0.3	BBB
Telecommunications services	9.2	(0.8)	A-	9.9	(0.1)	A-

Total corporate securities	$366.5	(22.9)	A	487.1	7.9	A

Mortgaged-backed securities :
Agency CMBS	$72.9	2.8	AAA	50.2	1.2	AAA
Non-agency CMBS	154.3	(34.8)	AAA	234.2	(5.8)	AA+
Agency RMBS	245.5	4.2	AAA	221.8	2.2	AAA
Non-agency RMBS	74.3	(28.4)	AA+	119.4	(1.9)	AA+
Alternative-A (“Alt-A”) RMBS	49.2	(29.9)	AA+	72.3	(3.0)	AAA

Total mortgaged-backed-securities	$596.2	(86.1)	AA+	697.9	(7.3)	AA+

ABS:
ABS	$59.3	(15.1)	AA+	76.5	(1.3)	AA+
Alt-A ABS	0.9	—	B	19.2	(0. 2)	AAA
Sub-prime ABS[2]	1.2	(0.2)	A	2.0	—	AAA

Total ABS	$61.4	(15.3)	AA	97.7	(1.5)	AA+

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
To manage and mitigate exposure, we perform analyses on mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, stress testing of projected cash flows under various economic and default scenarios, as well as other information that aids in determination of the health of the underlying assets. We also consider overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.
Our fixed maturity investment strategy is to make security purchases that are attractively priced in relation to perceived credit risks. We manage the interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of the portfolio to achieve an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. We invest the fixed maturities portfolio primarily in intermediate-term securities to limit the overall interest rate risk of fixed maturity investments. The duration of the fixed maturity portfolio as of December 31, 2008, including short-term investments, was 3.5 years compared to the liability duration of approximately 3.7 years for the Insurance Subsidiaries. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale fixed maturities in the ordinary course of business.

We continue to evaluate underlying credit quality within this portfolio and believe that current fair value fluctuations are reflective of temporary market dislocation. As long-term, income-oriented investors, we remain comfortable with the credit risk in these securities.
Equity Price Risk
Our equity securities are classified as available for sale and trading in accordance with FAS 115. Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2008:

	Change in Equity Values in Percent
($ in millions)	-30%	-20%	-10%	0%	10%	20%	30%
Fair value of AFS equity portfolio	92.5	105.7	118.9	132.1	145.3	158.5	171.7
Fair value change	(39.6)	(26.4)	(13.2)	—	13.2	26.4	39.6

Fair value of equity trading portfolio	1.7	2.0	2.3	2.6	2.9	3.2	3.5
Fair value change	(0.9)	(0.6)	(0.3)	—	0.3	0.6	0.9
In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. As of December 31, 2008, these types of investments represented 5% of our total invested assets. These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Pursuant to FAS 157, each of these general partners are required to determine fair value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations which could lead to significant decreases in their fair value from one reporting period to the next. Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.
Indebtedness
(a) Long-Term Debt. As of December 31, 2008, the Parent had outstanding long-term debt of $273.9 million that mature as shown on the following table:

		2008
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable:
8.87% Senior Notes Series B	2010	$24,600	$25,592
7.25% Senior Notes	2034	49,895	42,221
6.70% Senior Notes	2035	99,383	72,000
7.50% Junior Subordinated Notes	2066	100,000	59,680

Total notes payable		$273,878	$199,493

The weighted average effective interest rate for the Parent’s outstanding long-term debt is 7.29%. The Parent is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.
(b) Short-Term Debt. The Parent can borrow under its $50 million line of credit, which is contingent upon the satisfaction of certain agreed-upon debt covenants, and is syndicated among the following five banks: (i) Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.). This line can be increased to $75 million with the consent of all lending parties. We continue to monitor current news regarding the banking industry in general, and our lending partners in particular, as, according to the syndicated line of credit agreement, the lenders are not joint and severally liable with regards to the total commitment under the agreement. The Parent did not access the facility during 2008 and, as such, at December 31, 2008, no balances were outstanding.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 27, 2009

Consolidated Balance Sheets December 31, ($ in thousands, except share amounts)	2008	2007

ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value: $1,178 — 2008; $5,927 — 2007)	$1,163	5,783
Fixed maturity securities, available-for-sale — at fair value (amortized cost: $3,123,346 — 2008; $3,049,913 — 2007)	3,034,278	3,073,547
Equity securities, available-for-sale — at fair value (cost of: $125,947 — 2008; $160,390 — 2007)	132,131	274,705
Short-term investments (at cost which approximates fair value)	198,111	190,167
Equity securities, trading — at fair value	2,569	—
Other investments	172,057	188,827

Total investments (Note 4)	3,540,309	3,733,029
Cash and cash equivalents	18,643	8,383
Interest and dividends due or accrued	36,538	36,141
Premiums receivable, net of allowance for uncollectible accounts of: $4,237 — 2008; $3,905 — 2007	480,894	496,363
Other trade receivables, net of allowance for uncollectible accounts of: $299 — 2008; $244 — 2007	19,461	21,875
Reinsurance recoverable on paid losses and loss expenses	6,513	7,429
Reinsurance recoverable on unpaid losses and loss expenses (Note 7)	224,192	227,801
Prepaid reinsurance premiums (Note 7)	96,617	82,182
Current federal income tax (Note 14)	26,327	4,235
Deferred federal income tax (Note 14)	146,801	22,375
Property and Equipment — at cost, net of accumulated depreciation and amortization of: $132,609 — 2008; $117,832 — 2007	51,697	58,561
Deferred policy acquisition costs (Note 2j)	212,319	226,434
Goodwill (Note 2k, 12)	29,637	33,637
Other assets	51,384	43,547

Total assets	$4,941,332	5,001,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses (Note 8)	$2,256,329	2,182,572
Reserve for loss expenses (Note 8)	384,644	359,975
Unearned premiums	844,334	841,348
Senior convertible notes (Note 9)	—	8,740
Notes payable (Note 9)	273,878	286,151
Commissions payable	48,560	60,178
Accrued salaries and benefits	147,050	88,079
Other liabilities	96,044	98,906

Total liabilities	4,050,839	3,925,949

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000 (Note 10) Issued: 95,263,508 — 2008; 94,652,930 — 2007	190,527	189,306
Additional paid-in capital	217,195	192,627
Retained earnings	1,128,149	1,105,946
Accumulated other comprehensive (loss) income (Note 5)	(100,666)	86,043
Treasury stock — at cost (shares: 42,386,921 — 2008; 40,347,894 — 2007)	(544,712)	(497,879)

Total stockholders’ equity (Notes 10 and 11)	890,493	1,076,043

Commitments and contingencies (Notes 18 and 19)

Total liabilities and stockholders’ equity	$4,941,332	5,001,992

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income Years Ended December 31, ($ in thousands, except per share amounts)	2008	2007	2006

Revenues:
Net premiums written	$1,484,041	1,554,867	1,535,961
Net decrease (increase) in unearned premiums and prepaid reinsurance premiums	11,449	(37,561)	(36,297)

Net premiums earned	1,495,490	1,517,306	1,499,664
Net investment income earned	131,032	174,144	156,802
Net realized (losses) gains	(49,452)	33,354	35,479
Diversified Insurance Services revenue	116,346	115,566	110,526
Other income	2,563	5,858	5,396

Total revenues	1,695,979	1,846,228	1,807,867

Expenses:
Losses incurred	845,656	829,524	791,955
Loss expenses incurred	168,160	169,682	168,028
Policy acquisition costs	490,040	497,229	478,339
Dividends to policyholders	5,211	7,202	5,927
Interest expense	20,508	23,795	21,411
Diversified Insurance Services expenses	97,819	96,943	92,718
Goodwill impairment	4,000	—	—
Other expenses	25,199	29,095	28,979

Total expenses	1,656,593	1,653,470	1,587,357

Income before federal income tax	39,386	192,758	220,510

Federal income tax expense (benefit):
Current	22,293	43,046	66,717
Deferred	(26,665)	3,214	(9,781)

Total federal income tax (benefit) expense	(4,372)	46,260	56,936

Net income	43,758	146,498	163,574

Earnings per share:
Basic net income	$0.84	2.80	2.98

Diluted net income	$0.82	2.59	2.65

Dividends to stockholders	$0.52	0.49	0.44
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Years Ended December 31, ($ in thousands, except per share amounts)	2008		2007		2006
Common stock:
Beginning of year	$189,306		183,124		173,085
Dividend reinvestment plan (shares: 81,200 — 2008; 78,762 — 2007; 64,072 — 2006)	162		158		128
Convertible debt (shares: 45,759 — 2008; 2,074,067 — 2007; 3,999,128 — 2006)	92		4,148		7,998
Stock purchase and compensation plans (shares: 483,619 — 2008; 937,835 — 2007; 956,520 — 2006)	967		1,876		1,913

End of year	190,527		189,306		183,124

Additional paid-in capital:
Beginning of year	192,627		153,246		71,638
Dividend reinvestment plan	1,677		1,708		1,604
Convertible debt	645		9,806		51,249
Stock purchase and compensation plans	22,246		27,867		28,755

End of year	217,195		192,627		153,246

Retained earnings:
Beginning of year	1,105,946		986,017		847,687
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $3,344	6,210
Net income	43,758	43,758	146,498	146,498	163,574	163,574
Dividends to stockholders ($0.52 per share — 2008; $0.49 per share — 2007; $0.44 per share — 2006)	(27,765)		(26,569)		(25,244)

End of year	1,128,149		1,105,946		986,017

Accumulated other comprehensive (loss) income:
Beginning of year	86,043		100,601		118,121
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,344)	(6,210)
Other comprehensive (loss) income, (increase) decrease in:
Net unrealized gains on investment securities, Net of deferred income tax effect of $(76,831) — 2008; $(10,925) — 2007; $(2,031) — 2006	(142,685)	(142,685)	(20,289)	(20,289)	(3,772)	(3,772)
Defined benefit pension plans, net of deferred income tax effect of $(20,362) — 2008; $3,086 — 2007; $(7,403) — 2006	(37,814)	(37,814)	5,731	5,731	(13,748)	—

End of year	(100,666)		86,043		100,601

Comprehensive (loss) income		(136,741)		131,940		159,802

Treasury stock:
Beginning of year	(497,879)		(345,761)		(229,407)
Acquisition of treasury stock (shares: 2,039,027 — 2008; 6,057,920 — 2007; 4,335,622 — 2006)	(46,833)		(152,118)		(116,354)

End of year	(544,712)		(497,879)		(345,761)

Total stockholders’ equity	$890,493		1,076,043		1,077,227

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock without par value of which 300,000 shares have been designated Series A junior preferred stock without par value.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows Years Ended December 31, ($ in thousands)	2008	2007	2006

Operating Activities
Net income	$43,758	146,498	163,574

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,552	29,139	25,684
Stock-based compensation expense	17,215	20,992	14,524
Undistributed losses (income) of equity method investments	13,753	(4,281)	(3,511)
Net realized losses (gains)	49,452	(33,354)	(35,479)
Deferred tax (benefit) expense	(26,665)	3,214	(9,781)
Unrealized loss on trading securities	8,129	—	—
Debt conversion inducement	—	—	2,117
Impairment of goodwill	4,000	—	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	102,100	227,749	223,231
Increase (decrease) in unearned premiums, net of prepaid reinsurance and advance premium	(10,766)	38,346	35,708
Increase in net federal income tax recoverable	(22,092)	(3,767)	(2,761)
Decrease (increase) in premiums receivable	15,469	(37,911)	(11,232)
Decrease (increase) in other trade receivables	2,414	(487)	(4,835)
Decrease (increase) in deferred policy acquisition costs	14,115	(8,331)	(13,271)
Increase in interest and dividends due or accrued	(431)	(1,331)	(2,280)
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses	916	(2,736)	(144)
Increase (decrease) in accrued salaries and benefits	(3,100)	(3,266)	5,385
(Decrease) increase in accrued insurance expenses	(15,880)	6,370	(1,566)
Purchase of trading securities	(6,587)	—	—
Sale of trading securities	21,002	—	—
Other, net	5,819	9,444	7,692

Net adjustments	197,415	239,790	229,481

Net cash provided by operating activities	241,173	386,288	393,055

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(587,430)	(580,864)	(801,647)
Purchase of equity securities, available-for-sale	(70,651)	(148,569)	(52,429)
Purchase of other investments	(53,089)	(80,147)	(71,486)
Purchase of short-term investments	(2,204,107)	(2,198,362)	(2,290,937)
Net proceeds from sale of subsidiary	—	—	376
Sale of fixed maturity securities, available-for-sale	152,655	102,613	306,044
Sale of short-term investments	2,196,162	2,205,194	2,279,055
Redemption and maturities of fixed maturity securities, held-to-maturity	4,652	4,051	3,635
Redemption and maturities of fixed maturity securities, available-for-sale	294,342	319,118	187,608
Sale of equity securities, available-for-sale	102,313	187,259	108,382
Proceeds from other investments	26,164	40,115	8,350
Purchase of property and equipment	(8,083)	(14,511)	(18,670)

Net cash used in investing activities	(147,072)	(164,103)	(341,719)

Financing Activities
Dividends to stockholders	(25,804)	(24,464)	(22,831)
Acquisition of treasury stock	(46,833)	(152,118)	(116,354)
Proceeds from issuance of notes payable, net of issuance costs	—	—	96,263
Principal payments of notes payable	(12,300)	(18,300)	(18,300)
Net proceeds from stock purchase and compensation plans	8,222	8,609	11,560
Excess tax benefits from share-based payment arrangements	1,628	3,484	3,903
Borrowings under line of credit agreement	—	6,000	—
Repayment of borrowings under line of credit agreement	—	(6,000)	—
Debt conversion inducement	—	—	(2,117)
Principal payments of convertible debt	(8,754)	(37,456)	—

Net cash used in financing activities	(83,841)	(220,245)	(47,876)

Net increase in cash and cash equivalents	10,260	1,940	3,460
Cash and cash equivalents, beginning of year	8,383	6,443	2,983

Cash and cash equivalents, end of year	$18,643	8,383	6,443

Supplemental Disclosures of Cash Flows Information
Cash paid during the year for:
Interest	$20,647	25,311	21,391
Federal income tax	42,750	43,809	65,575
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	169	12,066	58,534
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we” or “our”) offers property and casualty insurance products and diversified insurance services and products. Selective Insurance Group, Inc. (referred to as the “Parent” or the “Parent Company”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.;

•	Investments; and

•	Diversified Insurance Services, which provides human resource administration outsourcing (“HR Outsourcing”) products and services, and federal flood insurance administrative services (“Flood”).
Note 2 Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements (“Financial Statements”) include the accounts we have prepared in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation.
(b) Use of Estimates
The preparation of our Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
(c) Reclassifications
Certain amounts in our prior years’ consolidated financial statements and related footnotes have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on our net income or stockholders’ equity.
(d) Investments
Fixed maturity securities may include bonds, redeemable preferred stocks, and mortgage and asset-backed securities. Fixed maturity securities classified as available-for-sale are reported at fair value. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts over the expected life of the security using the effective interest method. Premiums and discounts arising from the purchase of mortgage-backed securities are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based upon historical and projected cash flows. Prepayment assumptions are reviewed annually and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in “Net investment income earned” on our Consolidated Statements of Income. The amortized cost of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as available-for-sale, net of tax are included in accumulated other comprehensive income (loss) (“AOCI”).
Equity securities which are classified as available-for-sale, may include common stocks and non-redeemable preferred stocks and are carried at fair value. Dividend income on these securities is included in “Net investment income earned.” The associated unrealized gains and losses, net of tax are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Certain equity securities managed by an external portfolio manager are classified as trading securities and are carried at fair value. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, other debt issues purchased with a maturity of less than one year, and variable rate demand notes. These investments are carried at cost, which approximates fair value. The associated income is included in “Net investment income earned.”
Other investments may include alternative investments and other miscellaneous securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in “Net investment income earned.” Investments in other miscellaneous securities are generally carried at estimated fair value, because our interests are so minor that we exercise virtually no influence over operating and financial policies of the investees. Our distributed share of net income from other miscellaneous investments is included in “Net investment income earned.” Any changes in estimated fair value associated with these other miscellaneous investments are recorded as an unrealized gain or loss, of which these items, net of tax, are included in AOCI.
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for other-than-temporary impairment (“OTTI”) charges.
When the fair value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to fair value, which approximates the price at which a market participant would be willing to transact at (i.e., the exit price), and the amount of the write-down is charged to income as a realized loss. The fair value of the investment becomes its new cost basis. Our assessment for OTTI of fixed maturity securities and short-term investments, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;

•	The degree to which an issuer is current or in arrears in making principal and interest payments on the fixed maturity securities in question;

•	The issuer’s current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

•	Stress testing of projected cash flows under various economic and default scenarios;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts;

•	Relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•	Our ability and intent to hold a security to maturity given interest rate fluctuations.
We perform impairment assessments for the structured securities included in our fixed maturity portfolio (including, but not limited to, commercial-mortgage-backed securities (“CMBS”), residential-mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”), comprising an evaluation of the underlying collateral of these structured securities. This assessment, although considering the length of time for which the security has been in an unrealized loss position, focuses on the performance of the underlying collateral under various economic and default scenarios which may involve subjective judgments and estimates determined by management. Considering various factors in our modeling of these structured securities, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance, and other relevant economic and performance factors, we determine if an impairment is other than temporary in circumstances where our projection of losses extends into the tranche of the security in which we are invested.
Evaluation for OTTI of equity securities and other investments includes, but is not limited to, the following factors:
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

(e) Fair Values of Financial Instruments
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The impact of the adoption of FAS 157 did not have a material impact on our results of operations or financial condition.
The following methods and assumptions are used in estimating the fair value of financial instruments:
(1) Investments: The fair values of our investment portfolio are generated using various valuation techniques. For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilize a market approach, wherein we use quoted prices in an active market for identical assets. The source of these prices is an external pricing service, which we validate against other external pricing sources.
For the majority of our fixed maturity portfolio and several non-publicly traded equity securities, we also utilize a market approach, using primarily matrix pricing models prepared by external pricing services. We validate these prices against other external pricing sources in order to determine the fair market value of the positions, as well as to determine their placement within the fair value hierarchy (Level 1, Level 2, or Level 3) as defined in FAS 157. For disclosures required by FAS 157, refer to Note 6, “Fair Values of Financial Instruments.”
Short-term investments are carried at cost, which approximates fair value. Our investments in other miscellaneous securities are generally accounted for at fair value based on net asset value.
(2) Indebtedness: The fair values of the 1.6155% Senior Convertible Notes due September 24, 2032, the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices. The fair value of the 8.87% Senior Notes due May 4, 2010 is estimated using a cash flow analysis based upon our current incremental borrowing rate for the remaining term of the loan.
See Note 6 for a summary table of the fair value and related carrying amounts of financial instruments.
(f) Allowance for Doubtful Accounts
We estimate an allowance for doubtful accounts on our premiums and other trade receivables. The allowance for premiums and other trade receivables is based on historical write-off percentages adjusted for the effects of current and anticipated trends.
(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of such instruments at the grant date over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares/units expected to be issued at the end of the performance period.
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

(j) Deferred Policy Acquisition Costs
Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies. These costs include labor costs, commissions, premium taxes and assessments, boards, bureaus and dues, travel, and other underwriting expenses incurred in the acquisition of premium. The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force. We regularly conduct reviews for potential premium deficiencies. There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based upon our actual average investment yield before tax as of the calculation date on September 30, were 4.1% for 2008, 4.6% for 2007 and 4.4% for 2006. Deferred policy acquisition costs amortized to expense were $454.8 million for 2008, $460.2 million for 2007, and $443.3 million for 2006.
(k) Goodwill
Goodwill results from business acquisitions where the cost of assets/liabilities acquired exceeds the fair value of those assets/liabilities. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test.
(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are made up of both case reserves and reserves for claims incurred but not yet reported (“IBNR”). Case reserves result from claims that have been reported to our seven insurance subsidiaries (the “Insurance Subsidiaries”) and are estimated at the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss adjustment expense reserves in establishing IBNR.
The internal assumptions considered by us in the estimation of the IBNR amounts for both environmental and non-environmental reserves at our reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel. External factors identified by us in the estimation of IBNR for both environmental and non-environmental IBNR reserves include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; and (iv) trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that are expected by management to affect our reserves for losses and loss expenses over time.
By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, we believe the reserves to be adequate. Any changes in the liability estimate may be material to the results of operations in future periods. We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, our loss reserves include anticipated recoveries for salvage and subrogation claims.
Reserves are reviewed for adequacy on a periodic basis. As part of the periodic review, we consider the range of possible loss and loss expense reserves, determined at the beginning of the year, in evaluating reserve adequacy. When reviewing reserves, we analyze historical data and estimate the impact of various factors such as: (i) per claim information; (ii) our and the industry’s historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. However, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Based upon such reviews, we believe that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.

(m) Revenue Recognition
The Insurance Subsidiaries’ net premiums written include direct insurance policy writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.
Selective HR Solutions (“Selective HR”), our human resource administration outsourcing operations, reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. Fees that have the potential for a margin are included in revenue on a gross basis and amounts that pass through amounts collected from the client are presented on a net basis. Specifically, gross wages, Federal Insurance Contributions Act (“FICA”) tax and Federal Unemployment Tax (“FUTA”) are included on a net basis whereas administration fees, state unemployment taxes, health fees and workers compensation fees are included on a gross basis. Selective HR accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Selective HR recognizes its revenues ratably over the payroll period as worksite employees perform their services at the clients’ worksites.
(n) Dividends to Policyholders
We establish reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders’ loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. We do not issue policies that entitle the policyholder to participate in the earnings or surplus of the Insurance Subsidiaries.
(o) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect of a change in tax rates is recognized in the period of enactment.
(p) Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash and certain money market accounts that are used as part of our daily cash management.
(q) Leases
We have various operating leases for office space and equipment. Rental expense for such leases is recorded on a straight-line basis over the lease term. If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in “Other liabilities” as deferred rent in the Consolidated Balance Sheets.
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
In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”) which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for non-governmental entities. FAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance did not change current practice but has assisted in facilitating the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. FAS 162 was effective November 15, 2008 and did not have an impact on our existing accounting policies.

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
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact of FSP 03-6-1 on our calculation of earnings per share.
In December 2008, the FASB issued FSP FAS 132(R)-1 (“FSP FAS 132(R)-1”) which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic entities to disclose more information about the following:
•	How investment allocation decisions are made (including investment policies and strategies, as well as the company’s strategy for funding the benefit obligations);

•	The major categories of plan assets, including cash and cash equivalents; equity securities (segregated by industry type, company size, or investment objective); debt securities (segregated by those issued by national, state, and local governments); corporate debt securities; asset-backed securities; structured debt; derivatives (segregated by the type of underlying risk in the contract); investment funds (segregated by type of fund); and real estate;

•	Fair-value measurements, and the fair-value techniques and inputs used to measure plan assets similar to the requirements set forth under FAS 157 (i.e.: Level 1, 2 & 3); and

•	Significant concentrations of risk within plan assets.
The disclosure requirements are effective for years ending after December 15, 2009.
In January 2009, FASB issued FASB Staff Position (“FSP”) EITF 99-20-1 (“FSP 99-20-1”) which amends the other-than-temporary impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“EITF 99-20”) to be consistent with that contained in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Under the previously existing guidance in EITF 99-20, a company was required to use market participant assumptions about future cash flows. This requirement could not be overcome by management’s judgment as to the probability of collecting all projected cash flows. On the contrary, FAS 115 does not require exclusive reliance on market participant assumptions about future cash flows and instead management is permitted to use reasonable judgment when considering the probability of collection of all future cash flows due in determining whether an OTTI charge exists. FSP 99-20-1, which was effective for reporting periods ending after December 15, 2008, did not have a material impact on our operations.

Note 4 Investments
(a) Net unrealized (losses) gains on investments included in other comprehensive income by asset class at December 31, are as follows:

($ in thousands)	2008	2007	2006
Fixed maturity securities	$(89,068)	23,634	20,216
Equity securities	(3,370)	114,315	149,512
Other investments	(1,478)	6,758	6,193

Total net unrealized (losses) gains	(93,916)	144,707	175,921
Deferred income tax benefit (expense)	32,871	(50,647)	(61,572)
Cumulative effect adjustment due to adoption of FAS 159, net of tax	6,210	—	—

Net unrealized (losses) gains, net of deferred income tax	$(54,835)	94,060	114,349

Decrease in net unrealized gains, net of deferred income tax expense	$(148,895)	(20,289)	(3,772)

(b) The amortized cost, estimated fair values, and unrealized gains (losses) of held-to-maturity fixed maturity securities at December 31, 2008 and 2007, respectively, were as follows:

2008	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$1,146	71	(58)	1,159
Mortgage-backed securities	17	2	—	19

Total held-to-maturity fixed maturity securities	$1,163	73	(58)	1,178

2007	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$5,759	143	—	5,902
Mortgage-backed securities	24	1	—	25

Total held-to-maturity fixed maturity securities	$5,783	144	—	5,927

(c) The cost/amortized cost, estimated fair values, and unrealized gains (losses) of available-for-sale securities at December 31, 2008 and 2007, respectively, were as follows:

	Cost/
2008	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$235,540	16,611	—	252,151
Obligations of states and political subdivisions	1,739,349	38,863	(20,247)	1,757,965
Corporate securities	389,386	7,277	(30,127)	366,536
Asset-backed securities	76,758	6	(15,346)	61,418
Mortgage-backed securities	682,313	8,332	(94,437)	596,208

Available-for-sale fixed maturity securities	3,123,346	71,089	(160,157)	3,034,278
Available-for-sale equity securities	125,947	24,845	(18,661)	132,131

Total available-for-sale securities	$3,249,293	95,934	(178,818)	3,166,409

	Cost/
2007	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$156,605	7,092	(397)	163,300
Obligations of states and political subdivisions	1,593,587	21,274	(3,646)	1,611,215
Corporate securities	479,169	10,923	(3,017)	487,075
Asset-backed securities	117,029	395	(2,796)	114,628
Mortgage-backed securities	703,523	9,261	(15,455)	697,329

Available-for-sale fixed maturity securities	3,049,913	48,945	(25,311)	3,073,547
Available-for-sale equity securities	160,390	115,742	(1,427)	274,705

Total available-for-sale securities	$3,210,303	164,687	(26,738)	3,348,252

[1]	U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

(d) The following tables summarize, for all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, the aggregate fair value and gross pre-tax unrealized loss recorded in our AOCI by asset class and by length of time those securities have been in an unrealized loss position:

	Less than 12 months		12 months or longer		Total
2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and government agencies	$—	—	—	—	—	—
Obligations of states and political subdivisions	354,615	(11,565)	128,130	(8,682)	482,745	(20,247)
Corporate securities	162,339	(20,109)	30,087	(10,018)	192,426	(30,127)
Asset-backed securities	42,142	(7,769)	15,336	(7,577)	57,478	(15,346)
Agency mortgage-backed securities	2,910	(8)	6,092	(1,241)	9,002	(1,249)
Non-agency mortgage-backed securities	178,235	(28,095)	90,937	(65,093)	269,172	(93,188)

Total fixed maturity securities	740,241	(67,546)	270,582	(92,611)	1,010,823	(160,157)
Equity securities	61,147	(18,661)	—	—	61,147	(18,661)
Other investments	4,528	(1,478)	—	—	4,528	(1,478)

Total securities in a temporary unrealized loss position	$805,916	(87,685)	270,582	(92,611)	1,076,498	(180,296)

	Less than 12 months		12 months or longer		Total
2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and government agencies	$3,461	(1)	10,028	(396)	13,489	(397)
Obligations of states and political subdivisions	73,136	(651)	225,766	(2,995)	298,902	(3,646)
Corporate securities	82,599	(2,843)	12,303	(174)	94,902	(3,017)
Asset-backed securities	55,222	(2,656)	13,205	(140)	68,427	(2,796)
Agency mortgage-backed securities	31,176	(374)	23,916	(110)	55,092	(484)
Non-agency mortgage-backed securities	160,158	(13,098)	57,282	(1,873)	217,440	(14,971)

Total fixed maturity securities	405,752	(19,623)	342,500	(5,688)	748,252	(25,311)
Equity securities	26,780	(1,427)	—	—	26,780	(1,427)

Total securities in a temporary unrealized loss position	$432,532	(21,050)	342,500	(5,688)	775,032	(26,738)

Unrealized losses for fixed maturity securities, equities, and other investments increased in 2008 as compared to 2007, primarily due to the volatile nature of the securities marketplace driven by the credit stress and resulting widening credit spreads, the dislocation in the capital markets, and inflation concerns. An atmosphere of economic uncertainty was created by declines in residential home values, the sharp sell off in the equity markets, reduced consumer spending, and increased unemployment rates. Our investment portfolio was adversely affected by these events, which included decreased market liquidity for certain invested assets, increased credit risk with respect to the type of securities held in our portfolio, and the corresponding widening of credit spreads with respect to our invested assets. These effects were evidenced by an increase in unrealized losses of $153.6 million as compared to the prior year. At December 31, 2008, we held 355 fixed maturity securities, 45 equity securities, and one other investment security in an unrealized loss position. At December 31, 2007, we held 231 fixed maturity securities and nine equity securities in unrealized loss positions.
We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2, “Summary of Significant Accounting Policies,” above. The overall S&P credit quality rating of our fixed maturity securities is “AA+” and these securities are performing according to their contractual terms. The assessment of whether a decline in value is temporary includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down, provided that management has the ability and intent to hold a security to maturity. If our judgment about an individual security changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position in future periods. Currently, we have the ability and intent to hold all securities in an unrealized loss position until their anticipated recovery.

In performing our OTTI impairment analysis for asset-backed, agency mortgage-backed, and non-agency mortgage backed securities, which in total were in an unrealized loss position of $109.8 million at December 31, 2008, we estimated future cash flows for each security based upon our best estimate of future delinquencies, loss severity, and prepayments. The resulting cash flows were reviewed to determine whether we anticipate receiving all of the originally scheduled cash flows. Projected credit losses were compared to the current level of credit enhancement to determine whether the security is expected to experience losses during any future period and therefore become other-than-temporarily impaired. Based on this cash flow testing, we have determined that the decline in fair value of these structured securities presented in the table above is not attributable to credit quality, but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the markets. As we have the ability and intent to hold these investments until a fair value recovery or until maturity, we do not consider these securities to be other-than-temporarily impaired as of December 31, 2008. It is possible that the underlying loan collateral of these securities will perform at a level worse than our expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities include, but are not limited to, the deterioration of credit metrics, significantly higher levels of default and severity of losses on the underlying collateral, or further illiquidity.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we look for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the decline in fair value of $30.1 million of corporate securities in an unrealized loss position at December 31, 2008 to be attributed to the current volatile market conditions and not to the creditworthiness of any individual issuer. We have the ability and intent to hold these securities until a fair value recovery or until maturity and do not consider these securities to be other-than-temporarily-impaired.
The following table presents information regarding securities in our portfolio with the five largest unrealized balances as of December 31, 2008:

	Cost/
2008	Amortized	Fair	Unrealized
($ in thousands)	Cost	Value	Losses
Countrywide Home Loans	$10,078	2,096	(7,982)
Banc of America Alternative Loan	9,657	3,516	(6,141)
TBW Mortgage Backed Pass Through	9,996	4,122	(5,874)
GS Mortgage Securities Corp II	9,620	4,378	(5,242)
JP Morgan Alternative Loan	11,496	6,424	(5,072)
(e) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Listed below are held-to-maturity fixed maturity securities:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$960	902
Due after one year through five years	17	19
Due after five years through ten years	186	257

Total held-to-maturity fixed maturity securities	$1,163	1,178

Listed below are available-for-sale fixed maturity securities:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$307,101	298,473
Due after one year through five years	1,550,191	1,508,154
Due after five years through ten years	1,164,534	1,147,842
Due after ten years through fifteen years	71,400	66,681
Due after fifteen years	30,120	13,128

Total available-for-sale fixed maturity securities	$3,123,346	3,034,278

(f) Certain investments were on deposit with various state regulatory agencies to comply with insurance laws and had fair values of $26.8 million as of December 31, 2008 and $26.0 million as of December 31, 2007.

(g) We are not exposed to significant concentrations of credit risk within our investment portfolio. The largest investment in the securities of any one issuer was $26.0 million at December 31, 2008 and $16.0 million at December 31, 2007. In addition, the sector exposure of our available-for-sale fixed maturity securities breaks down as follows: (i) 58% in state and municipal obligations; (ii) 12% in corporate securities, 28% of which are in the financial services industry sector; (iii) 12% in residential-mortgage-backed securities RMBS; (iv) 8% in U.S. government obligations; (v) 8% in commercial-mortgage-backed securities CMBS; and (vi) 2% in asset-backed securities ABS.
(h) Other investments include the following at December 31:

($ in thousands)	2008	2007
Alternative investments	$165,017	156,618
Other securities	7,040	32,209

Total other investments	$172,057	188,827

The decrease of other investments of $16.8 million for 2008 compared to 2007 was primarily due to the decrease of $25.2 million in other securities resulting from the sale of one international investment fund for $11.5 million and another large capital growth fund for $5.0 million. We sold these securities to reduce our equity exposure in the current volatile market. Additionally, the decrease in the fair value of our other securities led to a reduction in the carrying value of these securities.
Our alternative investment portfolio of $165.0 million in 2008 primarily utilizes six different strategies consisting of $56.9 million in private equity, $29.8 million in distressed debt, $24.1 million in secondary private equity, $23.4 million in real estate, $23.1 million in mezzanine financing, and $5.9 in venture capital. At December 31, 2008, we have contractual obligations that expire at various dates through 2023 to further invest up to $119.5 million in alternative investments. There is no certainty that any such additional investment will be required.
(i) The components of net investment income earned were as follows:

($ in thousands)	2008	2007	2006
Fixed maturity securities	$146,555	140,383	128,771
Equity securities, dividend income	5,603	8,626	9,898
Trading securities, change in fair value	(8,129)	—	—
Short-term investments	4,252	8,563	7,806
Other investments	(12,336)	21,828	13,746

	135,945	179,400	160,221
Investment expenses	(4,913)	(5,256)	(3,419)

Net investment income earned	$131,032	174,144	156,802

The decrease in net investment income, before tax, of $43.1 million for 2008 compared to 2007 was due to: (i) decreased returns of $31.9 million on the alternative investment portion of our other investments portfolio; and (ii) $8.1 million of reductions in the fair value of our equity trading portfolio due to the sell off in the equity markets, as well as the collapse in commodity prices in 2008.
The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for our alternative investments, which primarily consist of investments in limited partnerships, during 2008. In addition, the majority of these limited partnerships adopted FAS 157 during 2008; the result of which we believe has led to increased volatility in the period to period changes in the fair values associated with the underlying assets of these partnerships as fair values are now based on current exit values. As we account for these investments under the equity method of accounting, any changes in the valuation of these limited partnerships are reflected in net investment income as opposed to other comprehensive income.
Due to the current market turmoil, there is uncertainty regarding reduced investment income in the future as a result of, among other things, falling interest rates, decreased dividend payment rates, or reduced returns on our other investments, including our portfolio of alternative investments, which are reported on a one-quarter lag.

(j) The components of net realized (losses) gains were as follows:

(in thousands)	2008	2007	2006
Held-to-maturity fixed maturity securities
Gains	$27	—	16
Losses	(2)	—	—
Available-for-sale fixed maturity securities
Gains	1,777	445	2,460
Losses	(55,961)	(7,150)	(6,756)
Available-for-sale equity securities
Gains	34,582	50,254	43,542
Losses	(21,290)	(9,359)	(3,783)
Other investments
Gains	1,356	847	—
Losses	(9,941)	(1,683)	—

Total net realized (losses) gains	$(49,452)	33,354	35,479

Proceeds from the sale of available for sale securities were $255.0 million during 2008, $289.9 million during 2007, and $414.4 million during 2006. The shift from realized gains of $33.4 million in 2007 to realized losses of $49.5 million in 2008 is due primarily to OTTI. An investment in a fixed maturity or equity security, that is available for sale and reported at fair value, is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. In addition, during 2008, we sold certain fixed maturity securities that were in an unrealized loss position immediately prior to their sale. These sales resulted from our financial and tax planning strategies. Furthermore, in the early portion of 2008 we also took steps to limit our overall portfolio volatility by reducing our equity position by approximately $50 million.
Increases in realized losses of our available for sale fixed maturity securities of $48.8 million was primarily due to non-cash OTTI charges of $41.7 million for 2008 which consisted of:
•	$15.1 million of RMBS and CMBS charges. These charges related to declines in the related cash flows of the collateral, based on our assumptions of the expected default rates and the value of the collateral, and accordingly, we do not believe it is probable that we will receive all contractual cash flows.

•	$16.4 million of ABS charges. These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated; however, none of which were bankruptcy related. In general, these securities were experiencing increased conditional default rates and expected loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward. Although some of these securities were insured or guaranteed by monoline bond guarantors, downgrades have reduced our confidence in their ability to perform in the event of default. In addition, credit support for these securities has also begun to erode, thereby further increasing the potential for eventual loss.

•	$10.2 million associated with corporate bond charges. These charges were due to issuer-specific events, primarily related to two Icelandic bank debt securities, on which the banks were placed in receivership.
The fixed maturity non-cash OTTI charge for 2007 consisted of $4.9 million associated with two commercial real estate CDOs. These charges were due to the severe contagion effects from the sub-prime mortgage crisis. CMBS spreads, particularly subordinated tranche CMBS, widened dramatically over the course of the second half of 2007. As a result, CDOs in general had become extremely dislocated and difficult to value as the market spreads between bid and ask prices became very wide, even for CDOs that did not have any sub-prime asset backed exposure. During 2006, we did not recognize any realized losses from OTTI charges.
The increase in realized losses on available for sale equity securities of $11.9 million is primarily due to non-cash OTTI charges of $6.6 million from six equity securities, including $1.5 million related to an externally managed trading portfolio. These securities were written down due to the fact that we lack the intent to hold these securities through their anticipated recovery period as we do not control day-to-day trading decisions for this portfolio. These charges related to the sharp sell off in the global equity markets stemming from the mortgage and credit crisis, which led to concerns that both U.S. and global economic growth would slow in the near future.
Other investment realized losses increased $8.3 million primarily due to non-cash OTTI charges of $4.8 million on two alternative investments. These charges were directly related to a security held in their portfolio that had considerable unrealized losses because of the severe volatility in the current financial markets and the dramatic market sell off, specifically in commodity prices. Additionally, we sold one international investment fund which resulted in losses of $2.5 million.

Note 5 Other Comprehensive (Loss) Income
The components of comprehensive (loss) income, both gross and net of tax, for 2008, 2007, and 2006 are as follows:

2008
($ in thousands)	Gross	Tax	Net
Net Income	$39,386	(4,372)	43,758

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(268,993)	(94,148)	(174,845)
Add: Reclassification adjustment for losses included in net income	49,477	17,317	32,160
Net unrealized losses	(219,516)	(76,831)	(142,685)
Defined benefit pension plans:
Net actuarial loss	(60,272)	(21,095)	(39,177)
Prior service credit	1,985	695	1,290
Reversal of amortization items:
Net actuarial loss	136	47	89
Prior service credit	(25)	(9)	(16)

Defined benefit pension plans, net	(58,176)	(20,362)	(37,814)

Comprehensive loss	$(238,306)	(101,565)	(136,741)

2007
($ in thousands)	Gross	Tax	Net
Net Income	$192,758	46,260	146,498

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	2,140	749	1,391
Less: Reclassification adjustment for gains included in net income	(33,354)	(11,674)	(21,680)
Net unrealized losses	(31,214)	(10,925)	(20,289)
Defined benefit pension plans:
Net actuarial gain	8,003	2,801	5,202
Reversal of amortization items:
Net actuarial loss	696	244	452
Prior service cost	118	41	77

Defined benefit pension plans, net	8,817	3,086	5,731

Comprehensive income	$170,361	38,421	131,940

2006
($ in thousands)	Gross	Tax	Net
Net Income	$220,510	56,936	163,574

Components of other comprehensive income:
Unrealized holding gains during the period	29,676	10,387	19,289
Previous unrealized gains currently realized in net income	(35,479)	(12,418)	(23,061)

Net unrealized losses	$(5,803)	(2,031)	(3,772)

Comprehensive income	214,707	54,905	159,802

Note 6 Fair Values of Financial Instruments
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”). We elected to apply the fair value option to certain securities that were being managed by an external manager at the time of adoption. The securities for which we elected the fair value option were previously held as available-for-sale securities and are now classified as trading securities.

The following table provides information regarding the reclassification and corresponding cumulative-effect adjustment on retained earnings resulting from the initial application of FAS 159 for this portfolio:

	Pre-Adoption	Impact of	Post-Adoption
	Carrying/Fair	Fair Value	Carrying/Fair
	Value at	Election	Value at
($ in thousands)	January 1, 2008	Adoption	January 1, 2008
Equity securities:
Available-for-sale securities	$274,705	(25,113)	249,592
Trading securities	—	25,113	25,113

Total equity securities	$274,705	—	274,705

		Accumulated
		Other
	Retained	Comprehensive
($ in thousands)	Earnings	Income	Total
Beginning balance at January 1, 2008	$1,105,946	86,043	1,191,989
Pre-tax cumulative effect of adoption of fair value option	9,554	(9,554)	—
Deferred tax impact	(3,344)	3,344	—

Adjusted beginning balance at January 1, 2008	$1,112,156	79,833	1,191,989

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2008 and 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
Held-to-maturity	$1,163	1,178	5,783	5,927
Available-for-sale	3,034,278	3,034,278	3,073,547	3,073,547
Equity securities:
Available-for-sale	132,131	132,131	274,705	274,705
Trading	2,569	2,569	—	—
Short-term investments	198,111	198,111	190,167	190,167
Other securities	7,040	7,040	32,209	32,209

Financial liabilities
Notes payable: [1]
8.87% Senior Notes Series B	24,600	25,592	36,900	37,990
7.25% Senior Notes	49,895	42,221	49,891	52,080
6.70% Senior Notes	99,383	72,000	99,360	90,000
7.50% Junior Notes	100,000	59,680	100,000	85,000

Total notes payable	273,878	199,493	286,151	265,070
Senior convertible notes	—	—	8,740	13,853
Convertible subordinated debentures	—	—	176	1,143

[1]	Our notes payable are subject to certain debt covenants which were met in their entirety in 2008 and 2007. For further discussion regarding the debt covenants, refer to Note 9, “Indebtedness.”
Our carrying amounts shown in the table are included in the Consolidated Balance Sheets. The convertible subordinated debentures are included in “Other liabilities” on the Consolidated Balance Sheets.

See Note 2(e) for the methods and assumptions we used in estimating the fair values of our financial instruments. The following table provides quantitative disclosures regarding fair value measurements of our invested assets:

		Fair Value Measurements at 12/31/08 Using
		Quoted Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
($ in thousands)	Fair Value at	Assets	Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)
Trading securities:
Equity securities	$2,569	2,569	—	—
Available-for-sale securities:
Fixed maturity securities	3,034,278	94,811	2,939,467	—
Equity securities	132,131	132,131	—	—
Short-term investments	198,111	198,111	—	—
Other investments	7,040	—	7,040	—

Total	$3,374,129	427,622	2,946,507	—

Investment income associated with the above invested assets is included in net investment income in the Consolidated Income Statement, including unrealized gains and losses on our trading securities. In 2008, net investment income included $8.1 million of reductions in fair value, respectively, representing the change in market value on our trading securities. The portion of trading losses for the period that relates to the trading securities still held at December 31, 2008 is $2.0 million.
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
For the majority of our fixed maturity portfolio and several non-publicly traded equity securities, we also utilized a market approach, using primarily matrix pricing prepared by external pricing services. We validate these prices against other external pricing sources in order to determine the fair value of the positions, as well as to determine their placement within the fair value hierarchy (Level , Level 2, or Level 3) as defined in FAS 157.
Note 7 Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect our company from potential losses in excess of the amount it is prepared to accept.
The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet our contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings and other relevant factors to determine collectibility of reinsurance recoverables. The allowance for reinsurance recoverables on paid and unpaid losses and loss expenses was $2.5 million at December 31, 2008 and $2.8 million at December 31, 2007.
A trust fund in the amount of $32.5 million at December 31, 2008 and $31.6 million at December 31, 2007 securing a portion of the liabilities ceded to Munich Reinsurance America, Inc. is held for our benefit. Amounts ceded to Munich Reinsurance America, Inc., which is rated “A+” by A.M. Best, exceeding the available trust fund, represent 8% or $22.4 million as of December 31, 2008 and 13% or $36.0 million as of December 31, 2007 of our consolidated prepaid reinsurance premiums and loss recoverable balances not secured by trust funds, letters of credit or funds withheld (collateral). In addition, approximately 62% of our consolidated prepaid reinsurance premiums and net reinsurance recoverable balances not secured by collateral are ceded to two state or federally sponsored pools. We ceded $60.7 million as of December 31, 2008 and $64.5 million as of December 31, 2007 to New Jersey Unsatisfied Claims Judgment Fund. We also ceded $111.5 million as of December 31, 2008 and $88.0 million as of December 31, 2007 to the National Flood Insurance Program (“NFIP”).
Under our reinsurance arrangements, which are prospective in nature, reinsurance premiums ceded are recorded as prepaid reinsurance and amortized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per the terms of the contract, in a direct relationship to the gross premium recording. Reinsurance recoveries are recognized as gross losses are incurred.

($ in thousands)	2008	2007	2006
Premiums written:
Direct	$1,686,742	1,723,083	1,660,177
Assumed	22,051	29,165	33,916
Ceded	(224,752)	(197,381)	(158,132)

Net	$1,484,041	1,554,867	1,535,961

Premiums earned:
Direct	$1,679,105	1,671,510	1,619,009
Assumed	26,703	30,930	36,009
Ceded	(210,318)	(185,134)	(155,354)

Net	$1,495,490	1,517,306	1,499,664

Losses and loss expenses incurred:
Direct	$1,112,261	1,083,601	1,021,133
Assumed	17,852	22,595	28,344
Ceded	(116,297)	(106,990)	(89,494)

Net	$1,013,816	999,206	959,983

Assumed premiums decreased in 2008 compared to 2007 and from 2007 compared to 2006 primarily due to reduction in mandatory and voluntary pool assumptions while assumed losses decreased primarily due to a reduction in mandatory pool assumptions. Ceded premiums increased in 2008 compared to 2007, primarily due to increases in flood premiums that are 100% ceded to the NFIP. Ceded premiums increased in 2007 compared to 2006 primarily due to increases in flood premiums and the termination of the New Jersey Homeowners Property 75% Quota Share Treaty that resulted in a return of premium of $11.3 million in the first quarter of 2006, previously ceded to this treaty and still unearned as of December 31, 2005. The increase in ceded loss and loss adjustment expenses incurred of $9.3 million in 2007 compared to 2006 is primarily a result of an increase in losses ceded to the NFIP, offset by a decrease in large loss activity from the excess of loss treaties. Ceded loss and loss adjustment expenses incurred increased $17.5 million in 2007 as compared to 2006 primarily as a result of an increase in large loss activity from the excess of loss treaties which was offset by decreases in losses ceded to the NFIP.
The flood ceded premiums and losses are as follows:

($ in thousands)	2008	2007	2006
Ceded premiums written	$(166,649)	(143,404)	(120,003)
Ceded premiums earned	(153,883)	(132,041)	(106,214)
Ceded losses and loss expenses incurred	(87,829)	(48,698)	(56,653)
Counter-Party Credit Risk
During 2008, certain reinsurers with whom we do business have: (i) experienced liquidity concerns; or (ii) have been downgraded or placed on ratings review by one or more rating agencies. Some of the reinsurance arrangements that these reinsurers participate in involve upper layers of casualty business (known as “clash layers”) for which historical experience does not exist. Due to the uncertainty associated with casualty business, and specifically losses reaching those clash layers, current reinsurance recoverables from our reinsurers may change materially in the event of a significant loss event well in excess of our historical levels. The ability of our reinsurers to reimburse us for their portion of future losses may become uncertain in the event of significant financial deterioration of these reinsurers.

Note 8 Reserves For Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2008	2007	2006
Gross reserves for losses and loss expenses, at beginning of year	$2,542,547	2,288,770	2,084,049
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	227,801	199,738	218,248

Net reserves for losses and loss expenses, at beginning of year	2,314,746	2,089,032	1,865,801

Incurred losses and loss expenses for claims occurring in the:
Current year	1,033,124	1,018,050	967,272
Prior years	(19,308)	(18,844)	(7,289)

Total incurred losses and loss expenses	1,013,816	999,206	959,983

Paid losses and loss expenses for claims occurring in the:
Current year	332,430	304,121	268,173
Prior years	579,351	469,371	468,579

Total paid losses and loss expenses	911,781	773,492	736,752

Net reserves for losses and loss expenses, at end of year	2,416,781	2,314,746	2,089,032
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	224,192	227,801	199,738

Gross reserves for losses and loss expenses at end of year	$2,640,973	2,542,547	2,288,770

The net loss and loss expense reserves increased by $102.0 million in 2008, $225.7 million in 2007, and $223.2 million in 2006. The loss reserves include anticipated recoveries for salvage and subrogation claims, which amounted to $55.9 million for 2008, $52.3 million for 2007, and $49.6 million in 2006. The changes in the net loss and loss expense reserves were the result of growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.
In 2008, we experienced favorable loss development of $19.3 million, which was primarily driven by favorable loss development in accident years 2002 through 2006 of $54.2 million partially offset by unfavorable loss development in accident year 2007 of $26.9 million as well as unfavorable development in accident years 2001 and prior of $8.0 million. The main driver of this development was favorable prior year development in our workers compensation line of business, partially offset by adverse prior year development in the general liability line of business. Workers compensation experienced favorable prior year development of $24 million primarily driven by favorable development in accident years 2004 to 2006 as a result of the implementation of improvement strategies for this line, partially offset by adverse prior year development in accident year 2007. Prior year development for the commercial automobile line of business was only minimally favorable reflecting the leveling off of improvements in severity trends. Partially offsetting the favorable loss development, the general liability line of business experienced adverse prior year development of approximately $3 million reflecting normal volatility in this line of business. The remaining lines of business, which collectively contributed approximately $2 million of adverse development, do not individually reflect any significant trends related to prior year development.

In 2007, we experienced favorable loss development in accident years 2002 through 2006 of $61.7 million partially offset by unfavorable loss development in accident years 2001 and prior of $42.9 million, netting to total favorable prior year development of $18.8 million. This development was primarily driven by favorable prior year development in our commercial automobile, personal automobile, and workers compensation lines of business partially offset by adverse development in our homeowners and personal excess lines of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $19 million, which was primarily driven by lower than expected severity in accident years 2004 through 2006. The personal automobile line of business experienced favorable prior year development of approximately $10 million, due to lower than expected loss emergence for accident years 2005 and prior, partially offset by higher severity in accident year 2006. The workers compensation line of business experienced favorable prior year development of approximately $4 million reflecting the implementation of a series of improvement strategies for this line in recent accident years partially offset by an increase in the tail factor related to medical inflation and general development trends. The homeowners line of business experienced adverse prior year loss and loss expense reserve development of approximately $6 million driven by unfavorable trends in claims for groundwater contamination caused by the leakage of certain underground oil storage tanks. The personal excess line of business experienced adverse prior year loss and loss expense reserve development of approximately $4 million in 2007, which was due to the impact of several significant losses on this small line. The remaining lines of business, which collectively contributed approximately $4 million of adverse development, do not individually reflect any significant trends related to prior year development.
We experienced favorable development in our loss and loss expense reserves totaling $7.3 million in 2006, which was primarily driven by favorable prior year development in our commercial automobile, workers compensation, and personal automobile lines of business partially offset by adverse development in our general liability line of business. The commercial automobile line of business experienced favorable prior year loss and loss expense reserve development of approximately $15 million, which was primarily driven by lower than expected severity in accident years 2004 and 2005. The workers compensation line of business experienced favorable prior year development of approximately $4 million, which was driven, in part, by savings realized from changing medical and pharmacy networks outside of New Jersey and re-contracting our medical bill review services. The personal automobile line of business experienced favorable prior year development of approximately $9 million, due to lower than expected frequency. The general liability line of business experienced adverse prior year loss and loss expense reserve development of approximately $15 million in 2006, which was largely driven by our contractors completed operations business and an increase in reserves for legal expenses. The remaining lines of business, which collectively contributed approximately $6 million of adverse development, do not individually reflect significant prior year development.
Reserves established for liability insurance include exposure to environmental claims, both asbestos and non-asbestos. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to environmental claims (for both case and IBNR reserves) resulting from lack of historical data, long reporting delays, uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our loss reserves expected to be paid in future periods.
At December 31, 2008, our reserves for environmental claims amounted to $51.5 million on a gross basis (including case reserves of $20.3 million and IBNR reserves of $31.2 million) and $44.1 million on a net basis (including case reserves of $16.7 million and IBNR reserves of $27.4 million). There are a total of 2,362 environmental claims, including multiple claimants who are associated with the same site or incident. Of these, 2,037 are asbestos related, of which 1,321 are with seven insureds in the wholesale and/or retail of plumbing, electrical, and other building supplies with related case reserves of $4.9 million. During 2008, 264 asbestos claims were closed, which accounted for approximately $0.1 million of the total asbestos paid of $1.4 million. The total case reserves for asbestos related claims amounted to $6.4 million on a gross and net basis. About 70 of the total environmental claims involve six landfill sites. The landfill sites account for case reserves of $7.8 million on a gross and net basis, and include reserves for several sites that are currently listed on the National Priorities List. The remaining claims, which account for $6.1 million of case reserves on a gross and $2.5 million on a net basis, involve leaking underground heating oil storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

	2008
($ in millions)	Gross	Net
Asbestos	$14.3	13.0
Landfill sites	20.1	16.2
Other[1]	17.1	14.9

Total	$51.5	44.1

[1]	Consists of leaking underground storage tanks, and other latent environmental exposures.
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
The following table provides a roll forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2008		2007		2006
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at the beginning of year	$14,955	13,655	14,164	12,863	13,113	11,813
Incurred losses and loss expenses	672	579	1,943	1,845	2,083	1,327
Less: losses and loss expenses paid	(1,358)	(1,265)	(1,152)	(1,053)	(1,032)	(277)

Reserves for losses and loss expenses at the end of year	$14,269	12,969	14,955	13,655	14,164	12,863

Non-Asbestos
Reserves for losses and loss expenses at the beginning of year	$43,741	37,716	36,547	33,615	32,513	30,013
Incurred losses and loss expenses	3,222	2,754	10,496	7,128	7,357	6,534
Less: losses and loss expenses paid	(9,717)	(9,346)	(3,302)	(3,027)	(3,323)	(2,932)

Reserves for losses and loss expenses at the end of year	$37,246	31,124	43,741	37,716	36,547	33,615

Total Environmental Claims
Reserves for losses and loss expenses at the beginning of year	$58,696	51,371	50,711	46,478	45,626	41,826
Incurred losses and loss expenses	3,894	3,333	12,439	8,973	9,440	7,861
Less losses and loss expenses paid	(11,075)	(10,611)	(4,454)	(4,080)	(4,355)	(3,209)

Reserves for losses and loss expenses at the end of year	$51,515	44,093	58,696	51,371	50,711	46,478

During 2008, 43 of our past and present insureds filed formal consent decrees with the New Jersey Department of Environmental Protection, resolving our largest landfill claim, which resulted in our payment of approximately $4.7 million on behalf of these insureds.
Note 9 Indebtedness
(a) Notes Payable
(1) On September 25, 2006, we issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 (“Junior Notes”). The Junior Notes will pay interest, subject to our right to defer interest payments for up to 10 years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. On or after September 26, 2011, the Junior Notes may be called at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance were used for general corporate purposes. There are no attached financial debt covenants to which we are required to comply in regards to the Junior Notes.

(2) On November 3, 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of our outstanding debt. The remainder of the proceeds were used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million which we have outstanding concurrently with the 6.70% Senior Notes. There are no attached financial debt covenants to which we are required to comply in regards to these notes.
(3) On November 15, 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. We contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds were used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million which we have outstanding concurrently with the 7.25% Senior Notes. There are no attached financial debt covenants to which we are required to comply in regards to these notes.
(4) On May 4, 2000, we entered into a $30.0 million and a $61.5 million note purchase agreement with various private lenders covering the 8.63% and 8.87% Senior Notes, respectively. During 2007, the principal amount of the 8.63% Senior Notes was paid in full. We have paid $36.9 million in principal to date, in addition to accrued interest thereon, for the 8.87% Senior Notes. Principal payments of $12.3 million are required annually through May 4, 2010. The unpaid principal amount of the 8.87% Senior Notes, which was $24.6 million at December 31, 2008 and $36.9 million at December 31, 2007, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 8.87% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal, the election of directors to the Board, or a mandatory repurchase of any other debt instrument in excess of $1 million which we have outstanding concurrently with the 8.87% Senior Notes. In addition to the above cross-acceleration provision covenants, the note purchase agreement covering the 8.87% Senior Notes also contains financial debt covenants that are reviewed quarterly. They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends, and net worth maintenance. All of the covenants were met during 2008 and 2007. At December 31, 2008, the amount available for dividends to stockholders under such restrictions was $302.6 million for the 8.87% Senior Notes.
(b) Short-Term Debt
On August 11, 2006, the Parent entered into a syndicated line of credit agreement, which is contingent upon the satisfaction of certain agreed upon debt covenants, as outlined below, and is syndicated among the following five banks: (i) Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.). This line can be increased to $75 million with the consent of all lending parties. According to the syndicated line of credit agreement, the lenders are not joint and severally liable with regards to the total commitment under the agreement. The Parent did not access the facility during 2008 and there were no balances outstanding under the line of credit as of December 31, 2008 or December 31, 2007.
In order to have access to draw down on the line of credit, we are required, per the syndicated line of credit agreement, to comply with certain restrictive covenants. Some of the significant covenants are as follows:
•	Our consolidated net worth, as calculated per the syndicated line of credit agreement, must be equal to or greater than the required minimum consolidated net worth, as calculated per the syndicated line of credit agreement. In accordance with the calculations in the agreement, at December 31, 2008 our consolidated net worth was $890.5 million and the required minimum consolidated net worth was $882 million.

•	Our consolidated debt to total capitalization ratio, as calculated per the syndicated line of credit agreement, cannot exceed 30.0% at any point in time. At December 31, 2008 our consolidated debt to capitalization ratio was 23.6%.

•	The Insurance Subsidiaries must maintain a financial strength rating by A.M. Best of at least “A-” at all times. Throughout 2008, our A.M. Best financial strength rating was continuously “A+”.

•	In addition to the above requirements, the syndicated line of credit agreement contains a cross-default provision that provides that the line of credit will be in default if the Company fails to comply with any condition, covenant or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $5.0 million), which causes, or permits, the acceleration of principal.

(c) Senior Convertible Notes
In 2002, we issued $305 million aggregate principal amount of 1.6155% senior convertible notes (“Convertible Notes”), due September 24, 2032, at a discount of 61.988% resulting in an effective yield of 4.25%.
The Convertible Notes were redeemable by the Parent in whole or in part, at any time on or after September 24, 2007, at a price equal to the sum of the issue price, plus the call premium, if any, plus accrued original issue discount and accrued and unpaid cash interest, if any, on such Convertible Notes to the applicable redemption date.
During 2006, $58.5 million of the principal balance was redeemed through an induced conversion that resulted in the issuance of 3,996,306 shares of stock and the recognition of $2.1 million in expense representing the incremental consideration in connection with the transactions. During 2007, the remaining principal balance was settled as follows: (i) $21.7 million was voluntarily presented for conversion, $11.2 million of which was settled through the issuance of 765,903 shares, with the remaining $10.5 million net-share settled resulting in the issuance of 235,220 shares; and (ii) $35.7 million was called for redemption, with the final $8.7 million settling in January 2008. The majority of these redemptions were net-share settled resulting in the issuance of 905,052 shares.
(d) Convertible Subordinated Debentures
The Convertible Subordinated Debentures (the “Debentures”) were issued under an Indenture dated December 29, 1982, (the “1982 Indenture”) in the principal amount of $25.0 million, bearing interest at a rate of 8.75% per annum, which was payable on the unpaid principal semiannually on January 1 and July 1 in each year to holders of record at the close of business on the preceding December 15 and June 15, respectively. The Debentures were convertible into common stock at an effective conversion price of $3.54 per share. The 1982 Indenture required us to retire, through the operation of a mandatory sinking fund, 5% of the original $25.0 million aggregate principal amount of the debentures on or before December 31 of each year from 1993 through 2006. Voluntary conversions have satisfied this obligation in its entirety.
On January 2, 2008, the Debentures matured and were settled through the issuance of 45,759 shares of the Parent’s common stock along with an insignificant cash payment. The principal amount of the Debentures, which was $0.2 million at December 31, 2007, is included in “Other liabilities” on the Consolidated Balance Sheets.
Note 10 Stockholders’ Equity
As of December 31, 2008, we had 9.9 million shares reserved for various stock compensation and purchase plans, retirement plans, dividend reinvestment plans and convertible debt offerings. As part of our ongoing capital management strategy, we repurchase the Parent’s stock from time to time. The following table provides information regarding the purchase of the Parent’s common stock during the 2006-2008 reporting periods:

	Shares Purchased	Cost of Shares Purchased	Shares Purchased	Cost of Shares Purchased
	in Connection with	in Connection with	as Part of Publicly	as Part of Publicly
($ in thousands)	Restricted stock Vestings	Restricted stock Vestings	Announced Plans	Announced Plans
Period	and Stock Option Exercises	and Stock Option Exercises	or Programs	or Programs
2008	268,493	$6,290	1,770,534	$40,543
2007	354,456	$8,813	5,703,464	$143,305
2006	228,914	$6,237	4,106,708	$110,117
The maximum number of shares that may yet be purchased under our authorized stock repurchase program is 1.7 million. This program is scheduled to expire on July 26, 2009.
On January 30, 2007, the Board of Directors (the “Board”) of the Parent declared a two-for-one stock split of the Parent’s common stock, par value $2.00 per share in the form of a share dividend of one additional share of the Parent’s common stock for each outstanding share of the Parent’s common stock issued by us (the “Share Dividend”). The Share Dividend was paid on February 20, 2007 to shareholders of record as of the close of business on February 13, 2007. The effect of the Share Dividend has been recognized retroactively in 2006 share and per share data, as well as the capital stock account balances, in the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental financial data.

Our ability to declare and pay dividends on the Parent’s common stock is affected by the ability of the Insurance Subsidiaries to declare and pay dividends to the Parent. The dividends from Selective HR are restricted by the operating cash flows of this entity, as well as professional employer organization licensing requirements to maintain a current ratio of at least 1:1. The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, Indiana, or Maine. Based on the unaudited 2008 statutory financial statements, the maximum ordinary dividends that can be paid to our parent company by the Insurance Subsidiaries in 2009 are:

($ in millions)
Selective Insurance Company of America	$51.5
Selective Way Insurance Company	20.8
Selective Insurance Company of South Carolina	9.4
Selective Insurance Company of the Southeast	8.7
Selective Insurance Company of New York	6.7
Selective Insurance Company of New England	1.3
Selective Auto Insurance Company of New Jersey	3.2

Total	$101.6

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend. In each such jurisdiction, domestic insurers are prohibited from paying “extraordinary dividends” without approval of the insurance commissioner of the respective state. Additionally, New Jersey and Indiana require notice of the declaration of any ordinary or extraordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer’s surplus, with regard to policyholders, is not reasonable in relation to the insurer’s outstanding liabilities and adequate for our financial needs.
Note 11 Preferred Share Purchase Rights Plan
On February 2, 1999, the Board approved the Amended and Restated Rights Agreement (the “Rights Agreement”). This agreement expired on February 2, 2009. Under the previously existing Rights Agreement, the right to purchase one half of one two-hundredth (or one four-hundredth) of a share of the Parent’s Series A Junior Preferred Stock (each, a “Preferred Share”) at an exercise price of $80 (each, a “Right” and collectively, the “Rights”) was attached to each share of the Parent’s common stock. The Right was exercisable 10 days after an announcement that a person or group had acquired 15% or more of the Parent’s outstanding common stock (an “Acquiring Person”) or 10 business days after a person or group commenced or announced its intent to make a tender offer that would have resulted in such person or group becoming an Acquiring Person. If a person or group became an Acquiring Person, each Right would entitle the holder, other than an Acquiring Person, to purchase such number of one half of one two-hundredths of a Preferred Share, as set forth in the Rights certificate (the “Rights Amount”), at a price of $80 per one half of one two-hundredths of a Preferred Share.
If we were acquired in a merger, or 50% or more of our assets were sold (each a “Triggering Transaction”), each holder of a Right, other than an Acquiring Person, would have had the right to receive, for an exercise price of $80, such number of shares of common stock of the Principal Party (as defined in the Rights Agreement) equal to $80 multiplied by the Rights Amount, divided by 50% of the current per-share market price of the common stock of the Principal Party on the consummation date of the Triggering Transaction.
The Board could have, after a person or group became an Acquiring Person, but before an Acquiring Person acquired 50% or more of the Parent’s outstanding common stock, exchanged all or part of the outstanding Rights, other than the Rights of an Acquiring Person, for the Parent’s common stock, at an exchange ratio of one (1) share of the Parent’s common stock per Right. Under the previously existing Rights Agreement, the Rights were scheduled to expire at the earliest of: (i) the close of business on February 2, 2009; (ii) the time at which the Board redeemed all of the outstanding Rights at a redemption price of $0.01 per Right before an announcement that a person or group had become an Acquiring Person; or (iii) the time at which the Rights were exchanged for shares of the Parent’s common stock as described above.

Note 12 Segment Information
We have classified our operations into three segments, the disaggregated results of which are reported to and used by senior management to manage our operations:
•	Insurance Operations, which are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios;

•	Investments, which are evaluated based on net investment income and net realized gains and losses; and

•	Diversified Insurance Services (Flood and HR Outsourcing), which, because they are not dependent on insurance underwriting cycles, are evaluated based on several measures including, but not limited to, results of operations in accordance with GAAP, with a focus on return on revenues (net income divided by revenues).
We do not aggregate any of our operating segments. Our Insurance Operations and Diversified Insurance Services segments share a common marketing or distribution system and create new opportunities for independent insurance agents to bring value-added services and products to their customers. Our commercial and personal lines property and casualty insurance products, flood insurance, and human resource administration outsourcing products are sold through independent insurance agents.
Our goodwill balance by operating segment is as follows:

($ in thousands)	2008	2007
Diversified Insurance Services goodwill	$21,788	25,788
Insurance Operations goodwill	7,849	7,849

Total goodwill	$29,637	33,637

Due to the economic deterioration that occurred during 2008 in the U.S., our near-term financial projections for our HR Outsourcing reporting unit were not sufficient to support its carrying value. As a result, in the fourth quarter of 2008, a pre-tax goodwill impairment loss of $4.0 million was recognized for this reporting unit. We calculated the fair value of that reporting unit utilizing an income approach as defined under FAS 157 (i.e. expected present value of future cash flows). We did not record any goodwill impairment charges during 2007 or 2006.
Our Insurance Operations and Diversified Insurance Services segments are subject to certain geographic concentration. Approximately 29% of net premiums written are related to insurance policies written in New Jersey and 25% of Selective HR’s co-employer service fees are related to business in Florida. For additional information regarding the states that generate our remaining revenues, see the section entitled “Regional Geographic Market Focus” in Item 1. “Business,” from this Form 10-K.
We also provide services to each other in the normal course of business. These transactions totaled $13.8 million in 2008, $17.8 million in 2007, and $19.3 million in 2006. These transactions were eliminated in all consolidated statements. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, does not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by segment
Years ended December 31,
($ in thousands)	2008	2007	2006
Insurance Operations:
Net premiums earned:
Commercial automobile	$307,388	315,259	319,921
Workers compensation	308,618	325,636	314,174
General liability	396,066	410,024	402,745
Commercial property	196,189	190,681	182,351
Business owners’ policies	57,858	52,677	48,500
Bonds	18,831	19,036	17,466
Other	597	689	719

Total Commercial Lines	1,285,547	1,314,002	1,285,876

Personal automobile	132,845	132,944	146,737
Homeowners	68,088	62,280	59,334
Other	9,010	8,080	7,717

Total personal lines	209,943	203,304	213,788

Total net premiums earned	1,495,490	1,517,306	1,499,664

Miscellaneous income	2,560	5,795	5,390

Total Insurance Operations revenues	1,498,050	1,523,101	1,505,054
Investments:
Net investment income	131,032	174,144	156,802
Net realized (losses) gains on investments	(49,452)	33,354	35,479

Total investment revenues	81,580	207,498	192,281
Diversified Insurance Services:
HR Outsourcing	53,147	59,109	63,322
Flood	52,943	47,842	41,522
Other	10,256	8,615	5,682

Total Diversified Insurance Services revenues	116,346	115,566	110,526

Total all segments	1,695,976	1,846,165	1,807,861

Other income	3	63	6

Total revenues	$1,695,979	1,846,228	1,807,867

Income before federal income tax
Years Ended December 31,
($ in thousands)	2008	2007	2006
Insurance Operations:
Commercial lines underwriting income	$6,103	42,105	63,482
Personal lines underwriting loss	(21,329)	(26,148)	(5,504)

Underwriting income, before federal income tax	(15,226)	15,957	57,978

GAAP combined ratio	101.0%	98.9	96.1

Statutory combined ratio	99.2%	97.5	95.4

Investments:
Net investment income	131,032	174,144	156,802
Net realized (losses) gains on investments	(49,452)	33,354	35,479

Total investment income, before federal income tax	81,580	207,498	192,281

Diversified Insurance Services:
Income before federal income tax	14,527	18,623	17,808

Total all segments	80,881	242,078	268,067

Interest expense	(20,508)	(23,795)	(21,411)
General corporate expenses	(20,987)	(25,525)	(26,146)

Income before federal income tax	$39,386	192,758	220,510

Note 13 Earnings per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations of net income for the year ended:

2008	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$43,758	52,104	0.84

Effect of dilutive securities:
Restricted stock	—	727
Restricted stock units	—	53
Stock options	—	247
Deferred shares	—	188

Diluted EPS:
Income available to common stockholders and assumed conversions	$43,758	53,319	0.82

2007	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$146,498	52,382	2.80

Effect of dilutive securities:
Restricted stock	—	1,158
8.75% convertible subordinated debentures	25	128
4.25% senior convertible notes	1,268	2,931
Stock options	—	385
Deferred shares	—	181

Diluted EPS:
Income available to common stockholders and assumed conversions	$147,791	57,165	2.59

2006	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$163,574	54,986	2.98

Effect of dilutive securities:
Restricted stock	—	1,264
8.75% convertible subordinated debentures	43	216
4.25% senior convertible notes	2,170	5,334
Stock options	—	566
Deferred shares	—	176

Diluted EPS:
Income available to common stockholders and assumed conversions	$165,787	62,542	2.65

Note 14 Federal Income Tax
(a) A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2008	2007	2006
Tax at statutory rate of 35%	$13,785	67,465	77,178
Tax-advantaged interest	(18,946)	(19,246)	(17,911)
Dividends received deduction	(922)	(1,213)	(2,019)
Non qualified deferred compensation	1,563	(351)	(73)
Other	148	(395)	(239)

Federal income tax (benefit) expense	$(4,372)	46,260	56,936

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2008	2007
Deferred tax assets:
Net loss reserve discounting	$95,444	96,697
Net unearned premiums	52,297	53,158
Employee benefits	27,556	8,736
Long-term incentive compensation plans	12,347	11,518
Unrealized loss on available-for-sale securities	29,527	—
Temporary investment write-downs	12,811	1,712
Other	9,088	5,308

Total deferred tax assets	239,070	177,129

Deferred tax liabilities:
Deferred policy acquisition costs	74,156	79,249
Unrealized gains on available-for-sale securities	—	50,648
Accelerated depreciation and amortization	12,777	14,510
Other	5,336	10,347

Total deferred tax liabilities	92,269	154,754

Net deferred federal income tax asset	$146,801	22,375

Based on our federal tax loss carryback availability, expected levels of pre-tax financial statement income and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2008. In addition, at December 31, 2007, we had no similar valuation allowances recognized.
Stockholders’ equity reflects tax benefits related to compensation expense deductions for stock options exercised of $18.6 million at December 31, 2008, $17.0 million at December 31, 2007, and $13.5 million at December 31, 2006.
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), we have analyzed our deferred tax positions in all open tax years, which as of December 31, 2008 were 2005, 2006, and 2007. Based on this analysis, we do not have unrecognized tax benefits as of December 31, 2008. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in “Federal income tax expense” on our Consolidated Income Statement.
Note 15 Retirement Plans
(a) Retirement Plan for Non-employee Directors
We terminated, effective December 31, 1997, a nonqualified defined benefit retirement income plan for non-employee Directors. The estimated accrued costs for this plan were not material. As part of the termination, the present value of each Director’s future benefits, as of that date, was converted into units based on the fair value of the Parent’s common stock. The original termination called for the cash value of these units based upon the fair value of the Parent’s common stock on retirement date to be distributed to each Director, or at each Director’s election, over a period of fifteen years after such retirement. On May 8, 2002, the stockholders approved the conversion of the units issued under the termination plan into shares of the Parent’s common stock. All of the shares issued under this conversion have been deferred by the participants for receipt upon retirement, or at each Director’s election, over a period of no more than five years after such retirement. These deferred shares, which are currently being held in accounts on behalf of each Director, are credited with cash dividends along with interest on those dividends. The adoption of FASB Statement No. 123 (revised 2004) on January 1, 2005 resulted in a reclassification of $1.3 million to “Additional paid-in capital” on the Consolidated Balance Sheet for these deferred shares. The amount reflected in “Additional paid-in capital” for these deferred shares was $1.0 million at December 31, 2008 and $1.0 million at December 31, 2007.

(b) Retirement Savings Plan
Selective Insurance Company of America (“SICA”) offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements. Participants, other than highly compensated employees as defined by the IRS, can contribute up to 50% of their defined compensation to the Retirement Savings Plan. Highly compensated employees are limited to 8% of their defined compensation. We match 65% of participant contributions up to a maximum of 7% of defined compensation. Effective January 1, 2006, the Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of a date of hire after December 31, 2005, are not eligible for the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”). For those employees, following one year of service, we match, dollar for dollar, up to 2% of the employee’s base pay contributions. In addition, we make non-elective contributions to the Retirement Savings Plan equal to 2% of the employee’s base pay effective with the first pay following one year of service.
The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options, as well as the Parent’s common stock, on a before and/or after-tax basis. Shares of the Parent’s common stock issued under this plan were 27,920 during 2008, 29,214 during 2007, and 21,472 during 2006. The number of shares of the Parent’s common stock available to be purchased under the Retirement Savings Plan was 1,489,034 at December 31, 2008.
Three additional defined contribution plans were maintained by Selective HR in 2008, which does not participate in SICA’s defined contribution plan. The maximum allowable employee contribution to these plans is 75% of defined compensation. The contributions of highly compensated employees may be further restricted in accordance with the plan terms. At year end, Selective HR maintains only one defined contribution plan.
In all plans, employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.
Employer contributions for all the plans amounted to $6.4 million in 2008, $5.4 million in 2007, and $4.4 million in 2006.
(c) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan (“Deferred Compensation Plan”) to a group of management or highly compensated employees (the “Participants”) as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received from our company, including up to: (i) 50% of annual base salary; (ii) 100% of annual bonus; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the Deferred Compensation Plan.
In addition to the deferrals elected by the Participants, we may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under our Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. We may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion. No discretionary contributions were made in 2008, 2007, or 2006.
We contributed $0.2 million in 2008 and $0.1 million in 2007 and 2006 to the Deferred Compensation Plan.
(d) Retirement Income and Post-retirement Plans
The Retirement Income Plan is a noncontributory defined benefit retirement income plan covering all SICA employees who meet eligibility requirements. The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of the plan sponsor, may approve from time to time.

The Retirement Income Plan was amended as of July 1, 2002, to provide for different calculations based on service with the company as of that date. Monthly benefits payable under the Retirement Income Plan and Supplemental Excess Retirement Plan at normal retirement age are computed by adding two calculations: (i) 2% of “average monthly base salary” (based on the monthly average of the participant’s compensation for the 60 months out of the most recent 120 months of employment preceding the participant’s termination of employment for which the employee’s base salary is the highest) less 1 3/7% of a social security benefit multiplied by the number of years of benefit service through June 30, 2002 (up to a maximum of 35 years); and, (ii) 1.2% of average monthly base salary (as described above) multiplied by the number of years of benefit service after June 30, 2002. The earliest retirement age is age 55 with 10 years of service or the attainment of 70 points (age plus years of service). For a participant who retires at the earliest retirement age, the Retirement Income Plan’s early reduction factors are 6 2/3% per year for the first five years and 3 1/3% for the next five years and the reduction is actuarially equivalent for the years earlier than age 55. At retirement, participants receive monthly pension payments and may choose among four joint and survivor payment options.
Effective January 1, 2006, the Retirement Income Plan was amended to eliminate eligibility for plan participation by employees first hired on or after January 1, 2006. If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective contributions from SICA under the Retirement Savings Plan as discussed above.
SICA also provides life insurance benefits (post-retirement benefits) for employees who terminate employment and meet the age and service requirements to otherwise be eligible for a benefit under the Retirement Income Plan (referred to as “Retirees”). Retirees who terminated employment with SICA on or after January 1, 2008 who have attained age 60 by December 31, 2007 will receive life insurance coverage in an amount equal to 50% of their active life insurance coverage in effect on the date the Retiree terminates employment with SICA to a maximum benefit of $35,000. All other Retirees who terminated employment with SICA on or after January 1, 2008 will receive life insurance coverage in an amount equal to $10,000. Retirees who terminated employment with SICA prior to January 1, 2008 are eligible for a maximum life insurance benefit, depending upon the Retiree’s date of termination ranging from $35,000 to $100,000. The estimated cost of these benefits is accrued over the working lives of those employees expected to qualify for such benefits.

The funded status of these plans was recognized in the Consolidated Balance Sheets for 2008 and 2007, the details of which are as follows:

	Retirement Income Plan		Post-retirement Plan
($ in thousands)	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation, beginning of year	$152,252	149,943	8,986	8,610
Service cost	6,966	7,454	122	317
Interest cost	10,039	8,963	473	495
Plan amendments	—	—	(1,985)	—
Actuarial losses (gains)	15,352	(11,265)	364	(275)
Benefits paid	(4,268)	(3,743)	(316)	(261)
Special termination benefits	—	900	—	100

Benefit obligation, end of year	$180,341	152,252	7,644	8,986

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$147,995	135,911	—	—
Actual return on plan assets, net of expenses	(32,689)	7,555	—	—
Contributions by the employer to funded plans	6,145	8,200	—	—
Contributions by the employer to unfunded plans	75	72	—	—
Benefits paid	(4,268)	(3,743)	—	—

Fair value of assets, end of year	$117,258	147,995	—	—

Funded status	$(63,083)	(4,257)	(7,644)	(8,986)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	(63,083)	(4,257)	(7,644)	(8,986)

Net pension liability, end of year	$(63,083)	(4,257)	(7,644)	(8,986)

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income:
Prior service cost (credit)	$626	776	(2,045)	(235)
Net actuarial loss	71,315	11,543	614	250

Total	$71,941	12,319	(1,431)	15

Other Information as of December 31:
Accumulated benefit obligation	$152,744	128,524	—	—

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31:
Projected benefit obligation	$180,341	3,957	—	—
Accumulated benefit obligation	152,744	2,771	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	6.24%	6.50	6.24	6.50
Rate of compensation increase	4.00%	4.00	4.00	4.00

	Retirement Income Plan			Post-retirement Plan
($ in thousands)	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss (Income):

Net Periodic Benefit Cost:
Service cost	$6,966	7,454	7,345	122	317	339
Interest cost	10,039	8,963	8,061	473	495	472
Expected return on plan assets	(11,867)	(11,092)	(9,753)	—	—	—
Amortization of unrecognized prior service cost (credit)	150	150	150	(175)	(32)	(32)
Amortization of unrecognized actuarial loss	136	696	1,682	—	—	25
Special termination benefits	—	900	—	—	100	—

Net periodic cost	$5,424	7,071	7,485	420	880	804

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income):
Net actuarial loss (gain)	59,908	(7,728)	—	364	(275)	—
Prior service credit	—	—	—	(1,985)	—	—
Reversal of amortization of net actuarial loss	(136)	(696)	—	—	—	—
Reversal of amortization of prior service (cost) credit	(150)	(150)	—	175	32	—

Total recognized in other comprehensive loss (income)	59,622	(8,574)	—	(1,446)	(243)	—

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$65,046	(1,503)	7,485	(1,026)	637	804

In the second quarter of 2007, we restructured our personal lines department. As part of this restructuring, an early retirement enhancement option was offered to eligible employees. The present value of the enhancement to be made in conjunction with this early retirement option was equal to $0.9 million for the Retirement Income Plan and $0.1 million for the Post-retirement Plan.
The amortization of prior service cost related to the Retirement Income Plan and Post-retirement Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.
The estimated net actuarial loss and prior service cost for the Retirement Income Plan that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the 2008 fiscal year are $4.5 million and $0.2 million, respectively. The estimated prior service credit for the Postretirement Plan that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the 2008 fiscal year is $0.2 million.

	Retirement Income Plan			Post-retirement Plan
($ in thousands)	2008	2007	2006	2008	2007	2006
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.50%	5.90	5.50	6.50	5.90	5.50
Expected return on plan assets	8.00%	8.00	8.00	—	—	—
Rate of compensation increase	4.00%	4.00	4.00	4.00	4.00	4.00

($ in thousands)	Retirement Income Plan	Post-retirement Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2009	$5,493	324
2010	5,936	355
2011	6,523	372
2012	7,179	390
2013	7,965	409
2014-2018	53,681	2,316
Our measurement date was December 31, 2008 and our expected return on plan assets was 8.0%, which was based primarily on the Retirement Income Plan’s long-term historical returns. Our expected return approximates our actual 7.4% annualized return achieved since plan inception for all plan assets. In addition to the plan’s historical returns, we consider long-term historical rates of return on the respective asset classes. We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2009, none of which represents minimum required contribution amounts, and have kept our expected return on plan assets at 8.0% after examining recent market conditions and trends.

Our 2008 discount rate used to value the liability is 6.24% for both the Retirement Income Plan and the Post-retirement Plan. We determined the most appropriate discount rate in comparison to our expected pay out patterns of the plans’ obligations.
Assets of the Retirement Income Plan shall be invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Our return objective is to meet or exceed the returns of the plan’s policy index, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The plan’s allocated target and ranges by investment categories are as follows:

Investment Category	Target	Range
Equity	44%	35-53%
Alternative investments	27%	20-34%
Fixed Income	29%	21-37%
Additionally, the portfolio may not contain more than 5% of the portfolio value invested in any one security or issuer, regardless of the number of differing issues, except for U.S. Treasury and agency obligations, as well as sovereign debt issues rated A through AAA. The use of leverage is prohibited and the fund managers are prohibited from investing in certain types of securities.
The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 is as follows:

	2008	2007
Equity securities and funds	34%	40
Fixed income securities and funds	34	28
Alternative investments	31	30
Cash and short-term investments	1	2

Total	100%	100

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2008 and 2007.
Note 16 Share-Based Payments
The following is a brief description of each of our share-based compensation plans:
2005 Omnibus Stock Plan
The Parent’s 2005 Omnibus Stock Plan (“Stock Plan”) was adopted and approved by the Board effective as of April 1, 2005, and approved by stockholders on April 27, 2005. With the Stock Plan’s approval, no further grants are available under the: (i) Parent’s Stock Option Plan III, as amended (“Stock Option Plan III”); (ii) Parent’s Stock Option Plan for Directors, as amended (“Stock Option Plan for Directors”); or (iii) Parent’s Stock Compensation Plan for Nonemployee Directors, as amended (“Stock Compensation Plan for Nonemployee Directors”), but awards outstanding under these plans and the Stock Option Plan II, under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.
Under the Stock Plan, the Board’s Salary and Employee Benefits Committee (“SEBC”) may grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan. Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Stock Plan. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. During 2008, we granted, net of forfeitures, 382,521 RSUs, and experienced net restricted stock forfeitures of 45,240 shares. During 2007 and 2006 we granted, net of forfeitures, 478,862 and 309,218 shares of restricted stock, respectively. We also granted options to purchase 191,568 shares during 2008, 158,435 shares during 2007, and 88,940, shares during 2006. As of December 31, 2008, 2,724,227 shares of the Parent’s common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.
During the vesting period, dividend equivalent units (“DEUs”) are earned on the RSUs. The DEUs are reinvested in the Parent’s common stock at fair value on each dividend payment date. During 2008, 8,667 DEUs were accrued in relation to the RSUs granted. The DEUs are subject to the same vesting period and conditions set forth in the award agreement for the RSUs.

Cash Incentive Plan
The Parent’s Cash Incentive Plan was adopted and approved by the Board effective March 1, 2006 and approved by stockholders on April 27, 2005. Under the Cash Incentive Plan, the Board’s SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent’s common stock over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies. Each award granted under the Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Cash Incentive Plan. During 2008, we issued, net of forfeitures, 48,890 cash units, 38,681 cash units during 2007, and 79,384 cash units during 2006.
Stock Option Plan II
As of December 31, 2008, 416,242 shares of the Parent’s common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. There were no forfeitures under this plan in 2008 and 2007, and forfeitures in 2006 amounted to 984 restricted shares.
During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement. Effective September 3, 1996, dividends earned on the restricted shares were reinvested in the Parent’s common stock at fair value. We issued, net of forfeitures, 255 restricted shares from the Dividend Reinvestment Plan (“DRP”) reserves during 2008, 539 restricted shares during 2007, and 346 restricted shares during 2006.
Stock Option Plan III
As of December 31, 2008, there were 427,288 shares of the Parent’s common stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan is ten years from the date of the grant.
We experienced restricted stock forfeitures of 21,532 shares during 2008, 25,128 shares during 2007 and 61,446 shares during 2006. During the vesting period, dividends earned on restricted shares are reinvested in the Parent’s common stock at fair value. We issued, net of forfeitures, 1,017 restricted shares from the DRP reserves during 2008, 11,694 restricted shares during 2007, and 24,446 restricted shares during 2006.
Stock Option Plan for Directors
As of December 31, 2008, 372,000 shares of the Parent’s common stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent’s common stock at not less than fair value on the date of grant, which was on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.
Stock Compensation Plan for Non-employee Directors
As of December 31, 2008, there were 95,250 shares of the Parent’s common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent’s common stock.

Employee Stock Purchase Savings Plan
Under our Employee Stock Purchase Savings Plan (“ESPP”), there were 116,873 shares of the Parent’s common stock available for purchase as of December 31, 2008. The ESPP is available to all employees who meet the plan’s eligibility requirements. The ESPP provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the ESPP, we issued 134,561 shares to employees during 2008, 108,062 shares during 2007, and 88,310 shares during 2006.
Agent Stock Purchase Plan
On April 26, 2006, our stockholders approved the Stock Purchase Plan for Independent Insurance Agencies (“Agent Plan”). This plan replaced the previous agent purchase plan under which no further purchases could be made as of July 1, 2006. Under the Agent Plan, there were 2,641,471 shares of common stock available for purchase as of December 31, 2008. The Agent Plan provides for quarterly offerings in which independent insurance agencies and certain eligible persons associated with the agencies with contracts with the Insurance Subsidiaries can purchase the Parent’s common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Collectively, under the current and prior plans, we issued shares to agents in the amount of 137,264 in 2008, 157,375 in 2007 and 153,478 in 2006 and charged to expense $0.3 million in 2008, and $0.4 million in both 2007 and 2006, with a corresponding income tax benefit of $0.1 million in each year.
A summary of the stock option transactions under our share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of shares	Price	Life in Years	($ in thousands)
Outstanding at December 31, 2007	1,241,153	$16.69
Granted 2008	191,568	24.02
Exercised 2008	233,614	11.24
Forfeited or expired 2008	40,260	24.40

Outstanding at December 31, 2008	1,158,847	$18.73	5.50	$6,047

Exercisable at December 31, 2008	954,094	$17.40	4.79	$6,047

The total intrinsic value of options exercised was $2.8 million at December 31, 2008, $1.9 million at December 31, 2007, and $6.1 million at December 31, 2006.
A summary of the restricted stock and RSU transactions under our share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of shares	Fair Value
Unvested restricted stock and RSU awards at January 1, 2008	1,409,365	$23.47
Granted 2008	406,454	23.11
Vested 2008	605,081	20.77
Forfeited 2008	90,705	25.03

Unvested restricted stock and RSU awards at December 31, 2008	1,120,033	$24.67

As of December 31, 2008, total unrecognized compensation cost related to non-vested restricted stock and RSU awards granted under our stock plans was $6.6 million. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted stock and RSU vested was $14.2 million for 2008, $22.7 million for 2007, and $11.7 million for 2006. In connection with the restricted stock vestings, the total fair value of the DRP shares that also vested was $0.6 million during 2008, $1.1 million during 2007, and $0.9 million during 2006.

At December 31, 2008, the liability recorded in connection with our Cash Incentive Plan was $13.2 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to determine the fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect our performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.6 years. During 2008, 2007, and 2006, no cash incentive unit payments were made.
In determining expense to be recorded for stock options granted under our share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model (“Black Scholes”). The following are the significant assumptions used in applying Black Scholes: (i) risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) expected term, which is based on historical experience of similar awards; (iii) dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) expected volatility, which is based on the volatility of the Parent’s stock price over a historical period comparable to the expected term. In applying Black Scholes, we use the weighted average assumptions illustrated in the following table:

	Employee Stock Purchase Plan			All Other Option Plans
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	2.77%	5.11%	4.78%	2.97%	4.67%	4.55%
Expected term	6 months	6 months	6 months	6 years	6 years	6 years
Dividend yield	2.5%	1.7%	1.6%	2.2%	1.8%	1.5%
Expected volatility	38%	17%	19%	25%	23%	25%
The expense recorded for restricted stock awards and stock compensation for non-employee directors is determined using the number of awards granted and the grant date fair value and is amortized over the requisite service period.
The weighted-average fair value of options and stock, including restricted stock and RSUs granted per share for the Parent’s stock plans, during 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Stock options	$5.43	7.02	8.01
Restricted stock and RSUs	23.11	27.30	28.46
Directors’ stock compensation plan	22.70	25.57	26.87
Employee stock purchase plan (ESPP):
Six month option	2.02	1.47	1.58
15% of grant date market value	2.83	3.72	4.19

Total ESPP	4.85	5.19	5.77
Agent stock purchase plan:
Discount of grant date market value	$2.24	2.40	2.71

Share-based compensation expense charged against net income before tax was $16.9 million for the year ended December 31, 2008 with a corresponding income tax benefit of $5.5 million. Share-based compensation expense that was charged against net income before tax was $20.6 million for the year ended December 31, 2007 and $20.1 million for the year ended December 31, 2006 with a corresponding income tax benefit of $6.8 million and $6.7 million, respectively.
Note 17 Related Party Transactions
In August 1998, certain officers of our company purchased stock on the open market with proceeds advanced by us. These officers gave our company promissory notes totaling $1.8 million. The promissory notes bear interest at 2.5% and are secured by the purchased shares of the Parent’s common stock. The promissory notes are full recourse and subject to certain employment requirements. The principal amount outstanding, which is scheduled to be fully repaid in 2009, was $0.1 million at December 31, 2008 and $0.2 million at December 31, 2007. The outstanding balances are reflected in “Other assets” on the Consolidated Balance Sheets.
William M. Rue, a Director of the Parent, is President of, and owns more than 10% of the equity of, Chas. E. Rue & Sons, Inc. t/a Rue Insurance, a general independent insurance agency (“Rue Insurance”). Rue Insurance is an appointed independent agent of the Insurance Subsidiaries and Selective HR, on terms and conditions similar to those of our other agents. Rue Insurance also places insurance for our business operations. Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:
•	Rue Insurance placed insurance policies with the Insurance Subsidiaries. Direct premiums written associated with these policies were $8.3 million in 2008, $9.9 million in 2007, and $9.5 million in 2006. In return, the Insurance Subsidiaries paid commissions to Rue Insurance of $1.7 million in 2008 and 2007 and $1.9 million in 2006.

•	Rue Insurance placed human resource outsourcing contracts with Selective HR resulting in revenues to Selective HR of approximately $79,000 in 2008, $69,000 in 2007, and $62,000 in 2006. In return, Selective HR paid commissions to Rue Insurance of $12,000 in 2008, $15,000 in 2007, and $14,000 in 2006.

•	Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers. We paid premiums for such insurance coverage of $0.5 million in 2008, 2007, and 2006.

•	We paid reinsurance commissions of $0.2 million in 2008, 2007 and 2006 to PL, LLC. PL, LLC is an insurance fund administrator of which Rue Insurance owns 33.33% and which places reinsurance through an Insurance Subsidiary.
In 2005, a private foundation, The Selective Group Foundation (the “Foundation”), was established by us under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent’s officers. We made contributions to the Foundation in the amount of $0.5 million in 2008, $0.4 million in 2007 and no donations were made to the Foundation in 2006.
Note 18 Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants. As of December 31, 2008, we had purchased such annuities in the amount of $9.5 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.
(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $11.9 million in 2008, $11.2 million in 2007, and $9.6 million in 2006. See Note 2(q) for information on our accounting policy regarding leases.
In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use.
At December 31, 2008, the total future minimum rental commitments under non-cancelable leases were $25.9 million and such yearly amounts are as follows:

($ in millions)
2009	$9.4
2010	7.0
2011	4.5
2012	2.4
2013	1.9
After 2013	0.7

Total minimum payment required	$25.9

(c) At December 31, 2008, we have contractual obligations that expire at various dates through 2023 to invest up to an additional $119.5 million in alternative investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (h) of Note 4, “Investments.”
Note 19 Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either (a) liability insurers defending or providing indemnity for third-party claims brought against insureds or (b) insurers defending first-party coverage claims brought against us. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

The Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. The Insurance Subsidiaries are also from time to time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. Our management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
Note 20 Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital. As of December 31, 2008 the various state insurance departments of domicile have adopted the NAIC Accounting Practices and Procedures manual, version as of March 2008, in its entirety, as a component of prescribed or permitted practices.
The combined statutory capital and surplus of the Insurance Subsidiaries was $884.4 million (unaudited) in 2008, and $1,034.3 million in 2007. The combined statutory net income of the Insurance Subsidiaries was $104.3 million (unaudited) in 2008, $167.6 million in 2007, and $164.2 million in 2006.
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. These risk-based capital (“RBC”) requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Based upon the Insurance Subsidiaries’ 2008 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 4.4:1, as defined by the NAIC.
Note 21 Subsequent Event
In February 2009, we transferred $1.6 billion of our AFS securities to a held-to-maturity designation. In accordance with FAS 115, we are required at each balance sheet date to reassess the classification designation of each security we hold. The reclassification of these securities is permitted as we have appropriately determined that we have the ability and the intent to hold these securities as an investment until maturity or call. When a security is transferred from AFS to held-to-maturity, the difference between its par value and fair value at the date of transfer is amortized as a yield adjustment in accordance with FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The fair value at the date of transfer, adjusted for subsequent amortization, becomes the security’s amortized cost basis as required by FAS 115. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to maturity securities. Of the $1.6 billion in AFS securities transferred, $1.3 billion consist of state and political subdivision obligations and $0.3 billion in U.S. government, government agency obligations, and corporate, mortgage-backed and asset-backed securities. In total, the securities transferred had a net unrealized gain of approximately $8 million.

Note 22 Quarterly Financial Information1

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2008	2007	2008	2007	2008	2007	2008	2007
Net premiums written	$389,840	417,185	387,229	404,923	400,541	409,523	306,431	323,236
Net premiums earned	381,273	380,013	375,089	376,351	372,510	378,260	366,618	382,682
Net investment income earned	37,866	39,863	38,515	40,642	36,134	43,674	18,517	49,965
Net realized gains (losses)	1,515	11,243	1,923	13,148	(22,577)	2,814	(30,313)	6,149
Diversified Insurance Services revenues	29,799	29,178	30,064	30,677	30,481	29,331	26,002	26,380
Underwriting (loss) profit	(1,452)	9,717	(3,251)	(145)	(5,738)	5,122	(4,785)	1,263
Diversified Insurance Services income (loss) before federal income tax	4,285	4,367	4,939	6,069	5,687	4,661	(384)	3,526
Net income (loss)	20,503	37,252	28,651	35,886	8,992	37,119	(14,388)	36,240
Other comprehensive (loss) income	(26,628)	(3,139)	(37,935)	(23,774)	(46,289)	13,534	(69,647)	(1,178)

Comprehensive (loss) income	(6,125)	34,113	(9,284)	12,112	(37,297)	50,653	(84,035)	35,062
Net income (loss) per share:
Basic	0.39	0.68	0.55	0.69	0.17	0.72	(0.28)	0.70
Diluted	0.38	0.62	0.54	0.64	0.17	0.66	(0.28)	0.67
Dividends to stockholders[2]	0.13	0.12	0.13	0.12	0.13	0.12	0.13	0.13
Price range of common stock:[3]
High	27.03	29.07	26.22	27.87	30.40	27.33	26.49	25.41
Low	20.78	23.25	18.74	25.27	17.81	19.04	16.33	20.84
The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.
[1]	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.

[2]	See Note 9(b) and Note 10 to the consolidated financial statements for a discussion of dividend restrictions.

[3]	These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 2, 2009 and ending February 20, 2009 was $23.28 to $12.33.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclosed in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect,our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Selective Insurance Group, Inc.:
We have audited Selective Insurance Group, Inc.’s and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Selective Insurance Group, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Selective Insurance Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 27, 2009

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that we did not report.
PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2008, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our executive officers appears in Item 1. “Business” of this Form 10-K under “Management.” Information about the Board and all other matters required to be disclosed in Item 10. “Directors, Executive Officers and Corporate Governance” appears under “Election of Directors” in the Proxy Statement. That portion of the Proxy Statement is hereby incorporated by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under “Executive Compensation” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under “Director Compensation” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Management and Certain Beneficial Owners” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under “Certain Relationships and Related Transactions” in the “Election of Directors” section of the Proxy Statement and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
Information about the fees and services of our principal accountants appears under “Audit Committee Report” and “Fees of Independent Public Accountants” in the “Ratification of Appointment of Independent Public Accountants” section of the Proxy Statement and is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) Financial Statements:
The consolidated financial statements listed below are included in Item 8. “Financial Statements and Supplementary Data.”
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
SELECTIVE INSURANCE GROUP, INC.

By:	/s/ Gregory E. Murphy	February 27, 2009
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	February 27, 2009
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Gregory E. Murphy	February 27, 2009
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

* Paul D. Bauer	February 27, 2009
Director

* W. Marston Becker	February 27, 2009
Director

* A. David Brown	February 27, 2009
Director

* John C. Burville	February 27, 2009
Director

* William M. Kearns, Jr.	February 27, 2009
Director

* Joan M. Lamm-Tennant	February 27, 2009
Director

* S. Griffin McClellan III	February 27, 2009
Director

* Michael J. Morrissey	February 27, 2009
Director

* Ronald L. O’Kelley	February 27, 2009
Director

* William M. Rue	February 27, 2009
Director

* J. Brian Thebault	February 27, 2009
Director

* By:	/s/ Michael H. Lanza	February 27, 2009
Michael H. Lanza
Attorney-in-fact

SCHEDULE I
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2008	2007
Assets
Fixed maturity securities, available-for-sale — at fair value (cost: $1,542 — 2008; $14,006 — 2007)	$1,535	13,980
Short-term investments	60,208	64,492
Cash	—	81
Investment in subsidiaries	1,081,229	1,271,494
Current federal income tax	14,225	18,453
Deferred federal income tax	14,014	12,347
Other assets	5,575	5,979

Total assets	$1,176,786	1,386,826

Liabilities and Stockholders’ Equity
Liabilities:
Senior convertible notes	$—	8,740
Notes payable	273,878	286,151
Other liabilities	12,415	15,892

Total liabilities	286,293	310,783

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000 Issued: 95,263,508 — 2008; 94,652,930 — 2007	190,527	189,306
Additional paid-in capital	217,195	192,627
Retained earnings	1,128,149	1,105,946
Accumulated other comprehensive (loss) income	(100,666)	86,043
Treasury stock — at cost (shares: 42,386,921 — 2008; 40,347,894 — 2007)	(544,712)	(497,879)

Total stockholders’ equity	890,493	1,076,043

Total liabilities and stockholders’ equity	$1,176,786	1,386,826

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE I (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2008	2007	2006
Revenues:
Dividends from subsidiaries	$79,124	142,743	111,829
Net investment income earned	1,206	3,529	4,652
Net realized losses	—	—	(164)
Other income	3	63	6

Total revenues	80,333	146,335	116,323

Expenses:
Interest expense	20,508	23,795	21,411
Other expenses	20,990	25,588	26,152

Total expenses	41,498	49,383	47,563

Income before federal income tax	38,835	96,952	68,760

Federal income tax benefit:
Current	(12,611)	(14,969)	(11,433)
Deferred	(1,106)	(861)	(3,833)

Total federal income tax benefit	(13,717)	(15,830)	(15,266)

Net income before equity in (loss)/undistributed income of subsidiaries, net	52,552	112,782	84,026

Equity in (loss)/undistributed income of subsidiaries, net of tax	(341)	33,716	79,548
Dividends in excess of subsidiaries’ current year earnings	(8,453)	—	—

Net income	$43,758	146,498	163,574

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8, “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE I (continued)
SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2008	2007	2006
Operating Activities:
Net income	$43,758	146,498	163,574

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss/(undistributed income) of subsidiaries, net of tax	341	(33,716)	(79,548)
Dividends in excess of subsidiaries’ current year income	8,453	—	—
Stock-based compensation expense	17,215	20,992	14,524
Deferred income tax benefit	(1,106)	(861)	(3,833)
Debt conversion inducement	—	—	2,117
Net realized losses	—	—	164
Amortization — other	269	1,306	(554)

Changes in assets and liabilities:
Increase in accrued salaries and benefits	—	—	5,818
Decrease (increase) in net federal income tax recoverable	4,228	(3,611)	(3,262)
Other, net	(7,105)	4,208	(4,481)

Net adjustments	22,295	(11,682)	(69,055)

Net cash provided by operating activities	66,053	134,816	94,519

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	—	—	(15,000)
Sale of fixed maturity securities, available-for-sale	—	—	23,167
Redemption and maturities of fixed maturity securities, available-for-sale	12,463	33,619	6,009
Purchase of short-term investments	(363,827)	(381,775)	(386,912)
Sale of short-term investments	368,111	432,615	356,771
Capital contribution to subsidiaries	—	—	(32,100)
Distributions of capital by subsidiaries	960	980	1,493

Net cash provided (used) in investing activities	17,707	85,439	(46,572)

Financing Activities:
Dividends to stockholders	(25,804)	(24,464)	(22,831)
Acquisition of treasury stock	(46,833)	(152,118)	(116,354)
Proceeds from issuance of notes payable, net of issuance costs	—	—	96,263
Principal payment on note payable	(12,300)	(18,300)	(18,300)
Net proceeds from stock purchase and compensation plans	8,222	8,609	11,560
Excess tax benefits from share-based payment arrangements	1,628	3,484	3,903
Borrowings under line of credit agreement	—	6,000	—
Repayment of borrowings under line of credit agreement	—	(6,000)	—
Debt conversion inducement	—	—	(2,117)
Principal payments of convertible debt	(8,754)	(37,456)	—

Net cash used in financing activities	(83,841)	(220,245)	(47,876)

Net (decrease) increase in cash	(81)	10	71
Cash, beginning of year	81	71	—

Cash, end of year	$—	81	71

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data” of the Company’s Form 10-K.

SCHEDULE II
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2008, 2007 and 2006

($ in thousands)	2008	2007	2006
Balance, January 1	$6,899	6,656	8,085
Additions	4,283	3,625	2,955
Deletions	(4,176)	(3,382)	(4,384)

Balance, December 31	$7,006	6,899	6,656

SCHEDULE III
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008

Type of investment	Amortized Cost	Fair	Carrying
($ in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity:
Obligations of states and political subdivisions	$1,146	1,159	1,146
Mortgage-backed securities	17	19	17

Total fixed maturity securities, held-to-maturity	1,163	1,178	1,163

Available-for-sale:
U.S. government and government agencies	235,540	252,151	252,151
Obligations of states and political subdivisions	1,739,349	1,757,965	1,757,965
Corporate securities	389,386	366,536	366,536
Asset-backed securities	76,758	61,418	61,418
Mortgage-backed securities	682,313	596,208	596,208

Total fixed maturity securities, available-for-sale	3,123,346	3,034,278	3,034,278

Equity securities
Available for sales:
Banks, trust and insurance companies	3,147	5,658	5,658
Industrial, miscellaneous and all other	122,800	126,473	126,473

Total available-for-sale	125,947	132,131	132,131
Trading securities	2,569	2,569	2,569

Total equity securities	128,516	134,700	134,700

Short-term investments	198,111		198,111
Other investments	173,534		172,057

Total investments	$3,624,670		3,540,309

SCHEDULE IV
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2008

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$212,319	2,640,973	844,334	1,495,490	—	1,013,816	454,826	42,074	1,484,041
Investments Segment	—	—	—	—	81,580	—	—	—	—

Total	$212,319	2,640,973	844,334	1,495,490	81,580	1,013,816	454,826	42,074	1,484,041

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $454,826, and “Other operating expenses” of $42,074 reconciles to the Consolidated Statement of Income as follows:

Policy acquisition costs	$490,040
Dividends to policyholders	5,211
Other income[5]	(2,560)
Other expenses[5]	4,209

Total	$496,900

[5]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statements of Income includes holding company income and expense amounts of $3 and $20,990, respectively.

SCHEDULE IV (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2007

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
(in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$226,434	2,542,547	841,348	1,517,306	—	999,206	460,167	41,976	1,554,867
Investments Segment	—	—	—	—	207,498	—	—	—	—

Total	$226,434	2,542,547	841,348	1,517,306	207,498	999,206	460,167	41,976	1,554,867

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $460,167, and “Other operating expenses” of $41,977 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$497,229
Dividends to policyholders	7,202
Other income[5]	(5,795)
Other expenses[5]	3,507

Total	$502,143

[5]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statements of Income includes holding company income and expense amounts of $63 and $25,588, respectively.

SCHEDULE IV (continued)
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2006

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$218,103	2,288,770	791,540	1,499,664	—	959,983	443,300	38,403	1,535,961
Investments Segment	—	—	—	—	192,281	—	—	—	—

Total	$218,103	2,288,770	791,540	1,499,664	192,281	959,983	443,300	38,403	1,535,961

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $443,300 and “Other operating expenses” of $38,403 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$478,339
Dividends to policyholders	5,927
Other income[5]	(5,390)
Other expenses[5]	2,827

Total	$481,703

[5]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statements of Income includes holding company income and expense amounts of $6 and $26,152, respectively.

SCHEDULE V
SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2008, 2007 and 2006

					% of
		Assumed	Ceded		Amount
	Direct	from Other	to Other		Assumed
($ in thousands)	Amount	Companies	Companies	Net Amount	to Net
2008
Premiums earned:
Accident and health insurance	$80	—	80	—	—
Property and liability insurance	1,679,025	26,703	210,238	1,495,490	2%

Total premiums earned	1,679,105	26,703	210,318	1,495,490	2%

2007
Premiums earned:
Accident and health insurance	$80	—	80	—	—
Property and liability insurance	1,671,430	30,930	185,054	1,517,306	2%

Total premiums earned	$1,671,510	30,930	185,134	1,517,306	2%

2006
Premiums earned:
Accident and health insurance	$509	—	476	33	—
Property and liability insurance	1,618,500	36,009	154,878	1,499,631	2%

Total premiums earned	$1,619,009	36,009	155,354	1,499,664	2%

EXHIBIT INDEX

Exhibit
Number
3.1	Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

3.2	By-Laws of Selective Insurance Group, Inc., effective October 24, 2006 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 24, 2006, File No. 001-33067).

4.1	Indenture dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company’s 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.4	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 001-33067).

4.5	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 001-33067).

4.6	Form of Junior Subordinated Debt Indenture between Selective Insurance Group, Inc. and U.S. Bank National Association (incorporated by reference herein to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 No. 333-137395).

4.7	First Supplemental Indenture, dated as of September 25, 2006, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 7.5% Junior Subordinated Notes due 2066 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 27, 2006, File No. 0-8641).

10.1	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.2	Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2007, File No. 001-33067).

10.3	Selective Insurance Stock Option Plan II, as amended (incorporated by reference herein to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

Exhibit
Number
10.3a	Amendment to the Selective Insurance Stock Option Plan II, as amended, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.4	Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed April 1, 2002, File No. 0-8641).

10.4a	Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.5	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 0-8641).

10.5a	Amendment to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-8641).

10.5b	Amendment No. 2 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.5c	Amendment No. 3 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan (incorporated by reference herein to Exhibit 10.5c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.5d	Amendment No. 4 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment (incorporated by reference herein to Exhibit 10.5d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-33067).

10.5e	Amendment No. 5 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment (incorporated by reference herein to Exhibit 10.5e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

*10.5f	Amendment No. 6 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment.

10.6	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.7	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.8	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.9	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.10	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

Exhibit
Number
10.11	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.12	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2008, File No. 001-33067).

10.13	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 4, 2008, File No. 001-33067).

10.14	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 0-8641).

10.15	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.16	Selective Insurance Group, Inc. Employee Stock Purchase Savings Plan (incorporated by reference herein to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.16a	Amendment to the 1987 Employee Stock Purchase Savings Plan, effective May 2, 1997, (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-8641).

10.17	Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 0-8641).

10.17a	Amendment No. 1 to the Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.17b	Amendment No. 2 to the Selective Insurance Group, Inc. Cash Incentive Plan (incorporated by reference herein to Exhibit 10.14b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.18	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.19	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.20	Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies, effective July 1, 2006 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders filed March 28, 2006, File No. 0-8641).

10.20a	Amendment No. 1 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (incorporated by reference to Exhibit 10.15a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-33067).

Exhibit
Number
10.20b	Amendment No. 2 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-33067).

10.21	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 0-8641).

10.21a	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.22	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 0-8641).

*10.22a	Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended.

10.23	Employment, Termination and Severance Agreements.

10.23a	Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2009, File No. 001-33067).

10.23b	Employment Agreement between Selective Insurance Company of America and Dale A. Thatcher, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.23c	Employment Agreement between Selective Insurance Company of America and Richard F. Connell, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.23d	Employment Agreement between Selective Insurance Company of America and Kerry A. Guthrie, dated as of December 30, 2008 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

*10.23e	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of December 23, 2008.

*10.23f	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of December 23, 2008.

*10.23g	Employment Agreement between Selective Insurance Company of America and Mary T. Porter, dated as of December 23, 2008.

*10.23h	Employment Agreement between Selective Insurance Company of America and Steven B. Woods, dated as of February 20, 2009.

*10.23i	Employment Agreement between Selective Insurance Company of America and Ronald J. Zaleski, dated as of December 23, 2008.

Exhibit
Number
10.24	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wachovia Bank, National Association, as Administrative Agent, dated as of August 11, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2006, File No. 001-33067).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of W. Marston Becker.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of William M. Kearns, Jr.

*24.6	Power of Attorney of Joan M. Lamm-Tennant.

*24.7	Power of Attorney of S. Griffin McClellan III.

*24.8	Power of Attorney of Michael J. Morrissey.

*24.9	Power of Attorney of Ronald L. O’Kelley.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.
*	Filed herewith.