Form 10-Q
period 2009-03-31
SELECTIVE INSURANCE GROUP INC
filed 2009-04-30
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009, there were 52,819,742 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
($ in thousands, except share amounts)	2009	2008
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at amortized cost (fair value of: $1,867,519 — 2009; $1,178 — 2008)	$1,886,466	1,163
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $1,265,228 — 2009; $3,123,346 — 2008)	1,239,529	3,034,278
Equity securities, available-for-sale — at fair value (cost of: $99,698 — 2009; $125,947 — 2008)	94,472	132,131
Short-term investments — at cost which approximates fair value	271,277	198,111
Equity securities, trading — at fair value	—	2,569
Other investments	153,337	172,057

Total investments	3,645,081	3,540,309
Cash and cash equivalents	12,631	18,643
Interest and dividends due or accrued	35,555	36,538
Premiums receivable, net of allowance for uncollectible accounts of: $5,251 — 2009; $4,237 — 2008	483,237	480,894
Other trade receivables, net of allowance for uncollectible accounts of: $306 — 2009; $299 — 2008	21,799	19,461
Reinsurance recoverable on paid losses and loss expenses	5,262	6,513
Reinsurance recoverable on unpaid losses and loss expenses	228,303	224,192
Prepaid reinsurance premiums	97,196	96,617
Current federal income tax	2,483	26,327
Deferred federal income tax	140,484	146,801
Property and equipment — at cost, net of accumulated depreciation and amortization of: $135,712 — 2009; $132,609 — 2008	49,706	51,697
Deferred policy acquisition costs	213,669	212,319
Goodwill	29,637	29,637
Other assets	36,890	51,384

Total assets	$5,001,933	4,941,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,273,947	2,256,329
Reserve for loss expenses	390,890	384,644
Unearned premiums	856,823	844,334
Notes payable	273,885	273,878
Commissions payable	31,653	48,560
Accrued salaries and benefits	125,139	147,050
Other liabilities	139,461	96,044

Total liabilities	4,091,798	4,050,839

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 95,376,045 — 2009; 95,263,508 — 2008	190,752	190,527
Additional paid-in capital	221,835	217,195
Retained earnings	1,108,335	1,128,149
Accumulated other comprehensive income	(63,420)	(100,666)
Treasury stock — at cost (shares: 42,556,303 — 2009; 42,386,921 — 2008)	(547,367)	(544,712)

Total stockholders’ equity	910,135	890,493

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,001,933	4,941,332

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarters ended
	March 31,
($ in thousands, except per share amounts)	2009	2008
Revenues:
Net premiums written	$375,783	391,954
Net increase in unearned premiums and prepaid reinsurance premiums	(11,910)	(8,567)

Net premiums earned	363,873	383,387
Net investment income earned	15,717	37,866
Net realized (losses) gains	(24,025)	1,515
Other income	14,000	16,279

Total revenues	369,565	439,047

Expenses:
Losses incurred	209,089	210,130
Loss expenses incurred	43,105	42,946
Policy acquisition costs	113,106	127,677
Dividends to policyholders	465	535
Interest expense	5,024	5,309
Other expenses	19,698	25,848

Total expenses	390,487	412,445

(Loss) income before federal income tax	(20,922)	26,602

Federal income tax (benefit) expense:
Current	5,694	11,135
Deferred	(13,739)	(5,036)

Total federal income tax (benefit) expense	(8,045)	6,099

Net (loss) income	$(12,877)	20,503

Earnings per share:
Basic net (loss) income	$(0.25)	0.39

Diluted net (loss) income	$(0.25)	0.38

Dividends to stockholders	$0.13	0.13
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Quarters ended March 31,
($ in thousands, except per share amounts)	2009		2008
Common stock:
Beginning of year	$190,527		189,306
Dividend reinvestment plan (shares: 36,670 — 2009; 19,298 — 2008)	73		38
Convertible debentures (shares: 45,759 — 2008)	—		92
Stock purchase and compensation plans (shares: 75,867 — 2009; 133,339 — 2008)	152		267

End of period	190,752		189,703

Additional paid-in capital:
Beginning of year	217,195		192,627
Dividend reinvestment plan	373		429
Convertible debentures	—		645
Stock purchase and compensation plans	4,267		10,088

End of period	221,835		203,789

Retained earnings:
Beginning of year	1,128,149		1,105,946
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $3,344	—		6,210
Net (loss) income	(12,877)	(12,877)	20,503	20,503
Cash dividends to stockholders ($0.13 per share — 2009; $0.13 per share — 2008)	(6,937)		(7,062)

End of period	1,108,335		1,125,597

Accumulated other comprehensive (loss) income:
Beginning of year	(100,666)		86,043
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,344)	—		(6,210)
Other comprehensive income (loss) increase (decrease) in:
Net unrealized gains (losses) on investment securities, net of deferred income tax effect of $20,152 — 2009, $(14,357) — 2008	37,425	37,425	(26,663)	(26,663)
Defined benefit pension plans, net of deferred income tax effect of $(97) — 2009; $19 — 2008	(179)	(179)	35	35

End of period	(63,420)		53,205

Comprehensive income (loss)		24,369		(6,125)

Treasury stock:
Beginning of year	(544,712)		(497,879)
Acquisition of treasury stock (shares: 169,382 — 2009; 1,196,663 — 2008)	(2,655)		(28,723)

End of period	(547,367)		(526,602)

Total stockholders’ equity	$910,135		1,045,692

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock without par value, of which 300,000 shares have been designated Series A junior preferred stock without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Quarters ended March 31,
($ in thousands)	2009	2008
Operating Activities
Net (loss) income	$(12,877)	20,503

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,788	7,129
Stock-based compensation expense	3,238	8,896
Undistributed losses of equity method investments	20,549	980
Net realized losses (gains)	24,025	(1,515)
Postretirement life curtailment benefit	(4,217)	—
Deferred tax benefit	(13,739)	(5,036)
Unrealized (gain) loss on trading securities	(262)	1,888

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	20,019	29,598
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	11,497	8,295
Decrease/increase in net federal income tax recoverable/payable	23,844	9,854
Increase in premiums receivable	(2,343)	(185)
Increase in other trade receivables	(2,338)	(618)
(Increase) Decrease in deferred policy acquisition costs	(1,350)	876
Decrease in interest and dividends due or accrued	1,012	1,033
Decrease in reinsurance recoverable on paid losses and loss expenses	1,251	122
Decrease in accrued salaries and benefits	(16,211)	(11,724)
Decrease in accrued insurance expenses	(14,221)	(24,950)
Purchase of trading securities	—	(4,530)
Sale of trading securities	2,831	4,696
Other-net	7,424	641

Net adjustments	67,797	25,450

Net cash provided by operating activities	54,920	45,953

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	(50,408)	—
Purchase of fixed maturity securities, available-for-sale	(216,000)	(77,944)
Purchase of equity securities, available-for-sale	(60,100)	(7,212)
Purchase of other investments	(4,620)	(15,506)
Purchase of short-term investments	(601,637)	(341,234)
Sale of fixed maturity securities, available-for-sale	168,019	30,452
Sale of short-term investments	528,471	318,696
Redemption and maturities of fixed maturity securities, held-to-maturity	34,097	1,492
Redemption and maturities of fixed maturity securities, available-for-sale	51,666	79,566
Sale of equity securities, available-for-sale	86,318	6,995
Proceeds from other investments	14,499	2,609
Purchase of property and equipment	(1,360)	(1,825)

Net cash used in investing activities	(51,055)	(3,911)

Financing Activities
Dividends to stockholders	(6,955)	(6,572)
Acquisition of treasury stock	(2,655)	(28,723)
Net proceeds from stock purchase and compensation plans	885	2,196
Excess tax benefits from share-based payment arrangements	(1,152)	1,265
Principal payments of convertible debt	—	(8,754)

Net cash used in financing activities	(9,877)	(40,588)

Net (decrease) increase in cash and cash equivalents	(6,012)	1,454
Cash and cash equivalents, beginning of year	18,643	8,383

Cash and cash equivalents, end of period	$12,631	9,837

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$1,875	1,968
Federal income tax	(17,000)	—
Supplemental schedule of non-cash financing activity:
Conversion of convertible debentures	—	169
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers property and casualty insurance products and human resource administration outsourcing products and services. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”
We classify our business into three operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.;
•	Investments; and
•	Human Resource Administration Outsourcing (“HR Outsourcing”).
These segments reflect a change from our historical segments of: Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and HR Outsourcing). In the process of periodically reviewing our operating segments, we have considered the provisions set forth in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), and have reclassified our Flood operations to be included within our Insurance Operations segment, which reflects the way we are now managing this business. These reporting changes will better enable investors to view us the way our management views our operations. Our revised segments are reflected throughout this report for all periods presented.
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between our parent company and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. These Financial Statements cover the first quarters ended March 31, 2009 (“First Quarter 2009”) and March 31, 2008 (“First Quarter 2008”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, these Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
NOTE 3. Adoption of Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the application of FASB Statement No. 157 Fair Value Measurement (“FAS 157”) until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The adoption of FSP FAS 157-2 did not have an impact on our results of operations or financial condition.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“FAS 163”). FAS 163 applies to financial guarantee insurance and reinsurance contracts that are: (i) issued by enterprises that are included within the scope of FASB Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”); and (ii) not accounted for as derivative instruments. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 163 did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be completely or partially settled in cash (or other assets) upon conversion, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 14-1 did not have a material impact on our financial condition or results of operations for any period presented.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP 03-6-1 did not have a material impact on our calculation of earnings per share for any period presented.
In December 2008, the FASB issued FSP FAS 132(R)-1 (“FSP FAS 132(R)-1”) which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-retirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers of public and nonpublic entities to disclose more information about the following:
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
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP 157-4 will have on our financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell the security prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP 115-2 and FAS 124-2 will have on our results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009.

NOTE 4. Investments
(a) Net unrealized (losses) gains on investments included in other comprehensive income (loss) by asset class are as follows:

	March 31,	December 31,
($ in thousands)	2009	2008
Available-for-sale securities:
Fixed maturity securities	$(25,699)	(89,068)
Equity securities	(5,226)	(3,370)
Other investments	(1,729)	(1,478)

Total available-for-sale securities	(32,654)	(93,916)

Held-to-maturity securities:
Fixed maturity securities	5,870	—

Total held-to-maturity securities	5,870	—

Total net unrealized losses	(26,784)	(93,916)
Deferred income tax benefit	9,374	32,871
Cumulative effect adjustment due to adoption of FAS 159, net of tax	—	6,210

Net unrealized losses, net of deferred income tax	$(17,410)	(54,835)

Decrease (increase) in net unrealized losses, net of deferred income tax expense	$37,425	(148,895)

(b) The carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity fixed maturity securities were as follows:

March 31, 2009	Carrying	Unrecognized	Unrecognized	Fair
($ in thousands)	Value	Holding Gains	Holding Losses	Value
U.S. government and government agencies[1]	$165,622	1,933	(488)	167,067
Obligations of states and political subdivisions	1,278,173	2,918	(17,419)	1,263,672
Corporate securities	133,110	1,600	(1,158)	133,552
Asset-backed securities	33,396	496	(1,286)	32,606
Mortgage-backed securities	276,165	3,609	(9,152)	270,622

Total held-to-maturity fixed maturity securities	$1,886,466	10,556	(29,503)	1,867,519

December 31, 2008	Carrying	Unrecognized	Unrecognized	Fair
($ in thousands)	Value	Holding Gains	Holding Losses	Value
Obligations of states and political subdivisions	$1,146	71	(58)	1,159
Mortgage-backed securities	17	2	—	19

Total held-to-maturity fixed maturity securities	$1,163	73	(58)	1,178

[1]	U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
The increase in our held-to-maturity securities in First Quarter 2009 is primarily attributable to a $1.9 billion transfer of previously-designated available-for-sale securities to a held-to-maturity designation. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), we are required at each balance sheet date to reassess the classification designation of each security we hold. The reclassification of these securities is permitted as we have appropriately determined that we have the ability and the intent to hold these securities as an investment until maturity or call. When a security is transferred from available-for-sale to held-to-maturity, the difference between its par value and fair value at the date of transfer is amortized as a yield adjustment in accordance with FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
Unrecognized holding gains/losses are not reflected in the financial statements as they represent market value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an other-than-temporarily impairment (“OTTI”) charge is recognized, through the date of the balance sheet. However, the securities transferred have unrealized gains/losses that are reflected in Accumulated other comprehensive income on the Consolidated Balance Sheet, net of subsequent amortization, which is being recognized over the life of the securities. Our held-to-maturity securities had a duration of 3.6 years as of March 31, 2009.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of available-for-sale securities were as follows:

	Cost/
March 31, 2009	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$175,078	2,629	—	177,707
Obligations of states and political subdivisions	429,196	22,174	(354)	451,016
Corporate securities	315,223	6,752	(16,505)	305,470
Asset-backed securities	29,567	195	(3,016)	26,746
Mortgage-backed securities	316,164	5,856	(43,430)	278,590

Available-for-sale fixed maturity securities	1,265,228	37,606	(63,305)	1,239,529
Available-for-sale equity securities	99,698	7,831	(13,057)	94,472

Total available-for-sale securities	$1,364,926	45,437	(76,362)	1,334,001

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.

	Cost/
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$235,540	16,611	—	252,151
Obligations of states and political subdivisions	1,739,349	38,863	(20,247)	1,757,965
Corporate securities	389,386	7,277	(30,127)	366,536
Asset-backed securities	76,758	6	(15,346)	61,418
Mortgage-backed securities	682,313	8,332	(94,437)	596,208

Available-for-sale fixed maturity securities	3,123,346	71,089	(160,157)	3,034,278
Available-for-sale equity securities	125,947	24,845	(18,661)	132,131

Total available-for-sale securities	$3,249,293	95,934	(178,818)	3,166,409

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.
Unrealized gains/losses represent market value fluctuations from the later of: (i) the date a security is designated as available-for-sale; or (ii) the date that an OTTI charge is recognized, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in an unrealized/unrecognized loss position at March 31, 2009 and December 31, 2008, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a loss position:

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
March 31, 2009	Fair	Gains/	Gains/	Fair	Unrealized	Unrecognized
($ in thousands)	Value	(Losses)	(Losses)	Value	Losses	Losses
Available-for-sale securities
U.S. government and government agencies [1]	$—	—	—	—	—	—
Obligations of states and political subdivisions	15,896	(140)	—	8,530	(214)	—
Corporate securities	74,096	(5,602)	—	47,451	(10,904)	—
Asset-backed securities	—	—	—	20,829	(3,015)	—
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	43,290	(3,979)	—	70,512	(39,451)	—

Total fixed maturity securities	133,282	(9,721)	—	147,322	(53,584)	—
Equity securities	67,351	(13,057)	—	—	—	—
Other investments	4,276	(1,729)	—	—	—	—

Total available-for-sale securities in a temporary unrealized loss position	$204,909	(24,507)	—	147,322	(53,584)	—

Held-to-maturity securities
U.S. government and government agencies [1]	$9,981	—	(19)	—	—	—
Obligations of states and political subdivisions	138,876	928	(4,106)	161,441	(7,939)	652
Corporate securities	36,413	(3,977)	(120)	27,553	(6,325)	310
Asset-backed securities	8,305	(1,576)	(131)	13,153	(5,566)	(338)
Agency mortgage-backed securities	4,923	(146)	76	5,329	(1,182)	(636)
Non-agency mortgage-backed securities	26,190	(2,971)	(2,876)	26,037	(28,113)	(3,952)

Total held-to-maturity fixed maturity securities in a temporary unrealized/ unrecognized loss position	$224,688	(7,742)	(7,176)	233,513	(49,125)	(3,964)

Total securities in a temporary unrealized/unrecognized loss position	$429,597	(32,249)	(7,176)	380,835	(102,709)	(3,964)

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.

	Less than 12 months		12 months or longer
December 31, 2008 [1]	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses
Available-for-sale securities
U.S. government and government agencies [2]	$—	—	—	—
Obligations of states and political subdivisions	354,615	(11,565)	128,130	(8,682)
Corporate securities	162,339	(20,109)	30,087	(10,018)
Asset-backed securities	42,142	(7,769)	15,336	(7,577)
Agency mortgage-backed securities	2,910	(8)	6,092	(1,241)
Non-agency mortgage-backed securities	178,235	(28,095)	90,937	(65,093)

Total fixed maturity securities	740,241	(67,546)	270,582	(92,611)
Equity securities	61,147	(18,661)	—	—
Other investments	4,528	(1,478)	—	—

Total securities in a temporary unrealized loss position	$805,916	(87,685)	270,582	(92,611)

[1]	2008 held-to-maturity securities are not presented in this table as they were not material.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized losses for fixed maturity securities, equities, and other investments as of March 31, 2009 decreased as compared to December 31, 2008 primarily driven by non-cash OTTI charges during First Quarter 2009 coupled with an overall reduction in our equity portfolio as discussed below. As of March 31, 2009, there were 279 fixed maturity securities, 31 equity securities, and one other investment security in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers and, for all asset-backed and mortgage-backed securities, stress testing of projected cash flows under various economic and default scenarios, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired. At December 31, 2008, we held 355 fixed maturity securities, 45 equity securities, and one other investment security in an unrealized loss position.
We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in the “Critical Accounting Policies” section beginning on page 43 of our 2008 Annual Report. The overall Standard and Poor’s credit quality rating of our fixed maturity securities is “AA+” and these securities are performing according to their contractual terms. The assessment of whether a decline in value is temporary includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a write-down, provided that management has the ability and intent to hold a security to recovery or maturity. If our judgment about an individual security changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary, which could have a material impact on our net income and financial position in future periods. Currently, we have the ability and intent to hold all securities in an unrealized loss position until their anticipated recovery or maturity.
In performing our OTTI analysis for all asset-backed and mortgage-backed securities, which in total were in an unrealized/unrecognized loss position of $93.9 million at March 31, 2009, we estimated future cash flows for each security based upon our best estimate of future delinquencies, loss severity, and prepayments. The resulting cash flows were reviewed to determine whether we anticipate receiving all of the originally scheduled cash flows. Projected credit losses were compared to the current level of credit enhancement, if any, to determine whether the security is expected to experience losses during any future period and therefore become other-than-temporarily impaired. Based on this cash flow testing, we have determined that the decline in fair value of these structured securities presented in the tables above is not attributable to credit quality, but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the markets. As we have the ability and intent to hold these investments until a fair value recovery or until maturity, we do not consider these securities to be other-than-temporarily impaired as of March 31, 2009. It is possible that the underlying loan collateral of these securities will perform at a level worse than our expectations, which may lead to adverse changes in cash flows on these securities and potential future other-than-temporary impairment losses. Events that may trigger material declines in fair values for these securities include, but are not limited to, the deterioration of credit metrics, significantly higher levels of default and severity of losses on the underlying collateral, or further illiquidity.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we looked for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the decline in fair value of $26.6 million of corporate securities in an unrealized/unrecognized loss position at March 31, 2009 to be attributed to the current volatile market conditions and not to the creditworthiness of any individual issuer. We have the ability and intent to hold these securities until a fair value recovery or until maturity and do not consider these securities to be other-than-temporarily impaired.
In performing our OTTI analysis for equity securities, we gave consideration to, among many factors, the financial position and future prospects of the entity, general market conditions, rating agency analyses, and the amount of time that the security has been in an unrealized loss position. We have determined that the decline in fair value of $13.1 million of equity securities in an unrealized loss position at March 31, 2009 to be attributed to reduced asset values globally and not a reflection of the financial condition of the issuer and as a result, we currently anticipate recovery in the near term.

(e) Fixed-maturity securities at March 31, 2009, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Listed below are held-to-maturity fixed maturity securities at March 31, 2009:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$270,133	265,821
Due after one year through five years	849,847	847,105
Due after five years through ten years	712,425	700,382
Due after ten years through fifteen years	54,061	54,211

Total held-to-maturity fixed maturity securities	$1,886,466	1,867,519

Listed below are available-for-sale fixed maturity securities at March 31, 2009:

($ in thousands)	Fair Value
Due in one year or less	$45,313
Due after one year through five years	715,091
Due after five years through ten years	417,109
Due after ten years through fifteen years	51,468
Due after fifteen years	10,548

Total available-for-sale fixed maturity securities	$1,239,529

(f) Other investments include the following:

	March 31,	December 31,
($ in thousands)	2009	2008
Alternative investments	$146,637	165,017
Other securities	6,700	7,040

Total other investments	$153,337	172,057

The decrease of other investments of $18.7 million for First Quarter 2009 compared to December 31, 2008 was primarily due to a decrease of $18.4 million in our alternative investment portfolio. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for this asset class during First Quarter 2009.
Our alternative investment portfolio, consisting of $146.6 million as of March 31, 2009, primarily utilizes six different strategies consisting of $50.8 million in private equity, $27.7 million in distressed debt, $23.0 million in secondary private equity, $19.3 million in mezzanine financing, $18.8 million in real estate, and $5.2 million in venture capital. At March 31, 2009, we have contractual obligations that expire at various dates through 2023 to further invest up to $114.3 million in alternative investments. There is no certainty that any such additional investment will be required.
(g) The components of net investment income earned were as follows at March 31:

($ in thousands)	2009	2008
Fixed maturity securities	$36,261	36,406
Equity securities, dividend income	515	1,159
Trading securities, change in fair value	262	(1,888)
Short-term investments	612	1,437
Other investments	(20,377)	1,907

	17,273	39,021
Investment expenses	1,556	1,155

Net investment income earned	$15,717	37,866

The decrease in net investment income earned, before tax, of $22.1 million for First Quarter 2009 compared to First Quarter 2008 was primarily due to decreased returns of $22.4 million on the alternative investment portion of our other investments portfolio. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally have resulted in a negative return for this asset class during First Quarter 2009. In addition, the majority of these limited partnerships adopted FAS 157 during 2008. We believe the adoption of this standard has led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of these partnerships which are now based on current exit values. As we account for these investments under the equity method of accounting, any change in the valuation of these limited partnerships is reflected in net investment income earned as opposed to other comprehensive income (loss).

Due to the current market turmoil, there is uncertainty regarding the level of investment income in the future as a result of, among other things, falling interest rates, decreased dividend payment rates, or reduced returns on our other investments, including our portfolio of alternative investments, which is reported on a one-quarter lag.
(h) The components of net realized (losses) gains were as follows at March 31:

(in thousands)	2009	2008
Held-to-maturity fixed maturity securities
Gains	$26	10
Losses	(1,319)	—
Available-for-sale fixed maturity securities
Gains	4,508	533
Losses	(27,050)	(1,154)
Available-for-sale equity securities
Gains	19,663	2,597
Losses	(19,853)	(471)

Total net realized (losses) gains	$(24,025)	1,515

In First Quarter 2009 we had a net realized loss as compared to a net realized gain in First Quarter 2008, which was primarily the result of the following: (i) an overall reduction in our equity portfolio; and (ii) non-cash OTTI charges of $27.1 million in First Quarter 2009 compared to no OTTI charges in First Quarter 2008.
During March 2009, certain equity positions were sold in an effort to reduce the risk of further capital loss. The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March. In addition, the Parent’s market capitalization decreased more than 50% since the latter part of January, which we believe to be due partially to investment community views of our equity and equity-like investments. Many of these alternative investments report results to us on a one quarter lag and consequently the investment community may wait to evaluate our results based on the knowledge they have of last quarter’s general market conditions. As a result, we determined it was prudent to mitigate a portion of our overall equity exposure. In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by more recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.
In First Quarter 2009, our non-cash OTTI charges of $27.1 million consisted of: (i) $26.3 million in fixed maturity securities associated with residential mortgage-backed securities (“RMBSs”) and asset-backed securities (“ABSs”); and (ii) $0.8 million of equity securities. An investment in a fixed maturity or equity security is written down if its fair value falls below its book value and the decline is considered to be other than temporary. The OTTI framework under existing accounting literature specifies that a write-down be made to fair value, which is defined as the then current exit value, despite the fact that certain fixed maturity securities may still have contractual cash flows that support a value higher than such exit value, but below a company’s cost basis. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in Accumulated other comprehensive income. If we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; (ii) stress testing of projected cash flows under various economic and default scenarios; and (iii) our ability and intent to hold these securities through their recovery periods or to maturity.
The fixed maturity non-cash OTTI charges of $26.3 million for First Quarter 2009 consisted of the following:
•	$25.1 million of RMBS charges. These charges primarily relate to declines in the related cash flows of the collateral, based on our assumptions of the expected default rates and the value of the collateral, and accordingly, we do not believe it is probable that we will receive all contractual cash flows.
•	$1.2 million of ABS charges. These charges related to two bonds from the same issuer that were previously written down, which experienced a technical default in First Quarter 2009 by violating indenture covenants. There has been no payment default on these securities, but we believe a payment default is imminent and have recorded impairment charges for the securities.

The non-cash OTTI charges on the equity portfolio for First Quarter 2009 consisted of the following:
•	$0.8 million from three equity securities; two banks and one energy company. We believe the share price weakness of these securities is more reflective of the general malaise in the overall financial markets, as we are not aware of any significant deterioration in the fundamentals of these three companies. However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector and banking stocks in the financial services sector, make a recovery to our cost basis unlikely in the near term.
NOTE 5. Fair Value Measurements
On January 1, 2008, we adopted FAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The impact of adopting this standard did not have a material impact on our results of operations or financial condition.
The following tables provide quantitative disclosures regarding fair value measurements of our invested assets:

		Fair Value Measurements at 3/31/09 Using
	Assets	Quoted Prices in	Significant Other	Significant
	Measured at	Active Markets for	Observable	Unobservable
March 31, 2009	Fair Value	Identical Assets	Inputs	Inputs
($ in thousands)	at 3/31/09	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities:
Fixed maturity securities	$1,239,529	10,548	1,228,981	—
Equity securities	94,472	94,472	—	—
Short-term investments	271,277	271,277	—	—
Other investments	6,700	—	6,700	—

Total	$1,611,978	376,297	1,235,681	—

		Fair Value Measurements at 12/31/08 Using
	Assets	Quoted Prices in	Significant Other	Significant
	Measured at	Active Markets for	Observable	Unobservable
December 31, 2008	Fair Value	Identical Assets	Inputs	Inputs
($ in thousands)	at 12/31/08	(Level 1)	(Level 2)	(Level 3)
Description
Trading securities:
Equity securities	$2,569	2,569	—	—
Available-for-sale securities:
Fixed maturity securities	3,034,278	94,811	2,939,467	—
Equity securities	132,131	132,131	—	—
Short-term investments	198,111	198,111	—	—
Other investments	7,040	—	7,040	—

Total	$3,374,129	427,622	2,946,507	—

Fair values in the above tables were generated using various valuation techniques. For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilized a market approach, wherein we used quoted prices in an active market for identical assets (i.e., Level 1 prices). The source of our Level 1 prices for these securities was an external pricing service, which we validated against other external pricing sources.
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

NOTE 6. Reinsurance
The following table summarizes the direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report.

	Unaudited
	Quarter ended March 31,
($ in thousands)	2009	2008
Premiums written:
Direct	$431,641	439,113
Assumed	4,801	4,867
Ceded	(60,659)	(52,026)

Net	$375,783	391,954

Premiums earned:
Direct	$418,432	426,912
Assumed	5,520	7,921
Ceded	(60,079)	(51,446)

Net	$363,873	383,387

Losses and loss expenses incurred:
Direct	$269,709	259,133
Assumed	3,725	5,017
Ceded	(21,240)	(11,074)

Net	$252,194	253,076

Ceded premiums written and earned, excluding Flood premiums, increased by $4.0 million and $3.4 million, respectively, in First Quarter 2009 compared to First Quarter 2008. Ceded losses and loss expenses incurred, excluding Flood losses, increased by $13.4 million in First Quarter 2009 compared to First Quarter 2008 due to normal volatility in losses that are ceded to our reinsurers under our casualty excess of loss treaty and coupled with increases in claims ceded to the New Jersey Unsatisfied Claim and Judgment Fund.

	Unaudited
	Quarter ended March 31,
($ in thousands)	2009	2008
Ceded premiums written	$(42,417)	(37,778)
Ceded premiums earned	(41,718)	(36,507)
Ceded losses and loss expenses incurred	(1,878)	(5,070)
NOTE 7. Segment Information
We have classified our operations into three segments, the disaggregated results of which are reported to and used by senior management to manage our operations:
•	Insurance Operations, which is evaluated based on statutory underwriting results (net premiums earned (“NPE”), incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios;
•	Investments, which is evaluated based on net investment income and net realized gains and losses; and
•	HR Outsourcing, which is evaluated based on the results of operations in accordance with GAAP, with a focus on return on revenues (net income divided by revenues).
As discussed in Note 1 above, in First Quarter 2009 we revised our segments to reflect how senior management currently evaluates our results. As part of this realignment, our Flood operations are now included in our Insurance Operations segment, leaving our HR Outsourcing operations as a separate segment. We do not aggregate any of our operating segments. All historical data presented has been restated to reflect our current operating segments.

Our subsidiaries provide services to each other in the normal course of business. These transactions totaled $2.2 million in First Quarter 2009 and $3.4 million in First Quarter 2008. These transactions were eliminated in all consolidated statements herein. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.
The following tables present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited
Revenue by segment	Quarter ended March 31,
($ in thousands)	2009	2008
Insurance Operations:
Net premiums earned:
Commercial automobile	$75,846	79,224
Workers compensation	70,377	78,466
General liability	94,224	103,269
Commercial property	48,885	49,936
Business owners’ policy	15,210	14,142
Bonds	4,623	4,775
Other	2,380	2,279

Total commercial lines	311,545	332,091

Personal automobile	32,852	32,605
Homeowners	17,106	16,571
Other	2,370	2,120

Total personal lines	52,328	51,296

Total net premiums earned	363,873	383,387

Miscellaneous income	1,266	691

Total insurance operations revenues	365,139	384,078

Investments:
Net investment income	15,717	37,866
Net realized (loss) gain on investments	(24,025)	1,515

Total investment revenues (losses)	(8,308)	39,381

HR Outsourcing	12,719	15,118

Total all segments	369,550	438,577

Other income	15	470

Total revenues	$369,565	439,047

	Unaudited
Income (loss) before federal income tax	Quarter ended March 31,
($ in thousands)	2009	2008
Insurance Operations:
Commercial lines underwriting	$(172)	5,562
Personal lines underwriting	(2,791)	(3,763)

Underwriting (loss) income, before federal income tax	(2,963)	1,799

GAAP combined ratio	100.8%	99.5
Statutory combined ratio	100.2%	98.3
Investments:
Net investment income	15,717	37,866
Net realized (loss) gain on investments	(24,025)	1,515

Total investment income, before federal income tax	(8,308)	39,381

HR Outsourcing:
Income before federal income tax	60	737

Total all segments	(11,211)	41,917

Interest expense	(5,024)	(5,309)
General corporate and other expenses	(4,687)	(10,006)

Income before federal income tax	$(20,922)	26,602

NOTE 8. Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan. For more information concerning these plans, refer to Note 15, “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$2,004	1,759	32	81
Interest cost	2,771	2,440	117	134
Expected return on plan assets	(2,367)	(2,961)	—	—
Amortization of unrecognized prior service cost (credit)	37	37	(44)	(8)
Amortization of unrecognized net loss	1,118	25	—	—
Curtailment benefit	—	—	(4,217)	—

Net periodic cost (benefit)	$3,563	1,300	(4,112)	207

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.24%	6.50	6.24%	6.50
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00
In First Quarter 2009, Selective Insurance Company of America eliminated the benefits under the Retirement Life Plan to active employees. This elimination resulted in a curtailment to the plan, the benefit of which was $4.2 million in the quarter and was comprised of: (i) a $2.8 million reversal of the Retirement Life Plan liability; and (ii) a $1.4 million reversal of prior service credits and net actuarial losses included in Accumulated Other Comprehensive Loss.
We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2009, $2.2 million of which has been funded as of March 31, 2009.
NOTE 9. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, are as follows:

Quarter ended March 31, 2009
($ in thousands)	Gross	Tax	Net
Net loss	$(20,922)	(8,045)	(12,877)

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	31,853	11,149	20,704
Add: Reclassification adjustment for losses included in net income on available-for-sale securities	22,732	7,956	14,776
Less: Amortization of net unrealized gains on held-to-maturity securities included in net income	2,992	1,047	1,945

Net unrealized gains	57,577	20,152	37,425
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,118	391	727
Curtailment benefit	(1,387)	(485)	(902)
Prior service credit	(7)	(3)	(4)

Defined benefit pension plans	(276)	(97)	(179)

Comprehensive income	$36,379	12,010	24,369

Quarter ended March 31, 2008
($ in thousands)	Gross	Tax	Net
Net Income	$26,602	6,099	20,503

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(39,515)	(13,830)	(25,685)
Less: Reclassification adjustment for gains included in net income	(1,505)	(527)	(978)

Net unrealized losses	(41,020)	(14,357)	(26,663)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	25	9	16
Prior service cost	29	10	19

Defined benefit pension plans	54	19	35

Comprehensive loss	$(14,364)	(8,239)	(6,125)

NOTE 10. Commitments and Contingencies
At March 31, 2009, we had contractual obligations that expire at various dates through 2023 to invest up to an additional $114.3 million in other investments. There is no certainty that any such additional investment will be required.
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
Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also from time-to-time involved in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors may emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.
Introduction
We offer property and casualty insurance products and human resource administration outsourcing services through our various subsidiaries. We classify our businesses into three operating segments: (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines, including our flood line of business (“Personal Lines”); (ii) Investments; and (iii) Human Resource Administration Outsourcing (“HR Outsourcing”). These segments reflect a change from our historical segments of: Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and HR Outsourcing). In the process of periodically reviewing our operating segments, we have considered the provisions set forth in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), and have reclassified our Flood operations to be included within our Insurance Operations segment, which reflects the way we are now managing this business. These reporting changes will better enable investors to view us the way our management views our operations as well as provide more consistency with how our peers report their business. Our revised segments are reflected throughout this report for all periods presented.
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our Annual report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for First Quarter 2009 and First Quarter 2008;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; (v) goodwill; and (vi) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our 2008 Annual Report, pages 43 through 51, provides a discussion of each of these critical accounting policies.
Financial Highlights of Results for First Quarter 2009 and First Quarter 2008

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands, except per share amounts)	2009	2008	Points

Total revenues	$369,565	439,047	(16)%
Net (loss) income	(12,877)	20,503	(163)
Diluted net (loss) income per share	(0.25)	0.38	(166)
Diluted weighted-average outstanding shares [1]	52,352	53,882	(3)
GAAP combined ratio	100.8%	99.5	1.3	pts
Statutory combined ratio	100.2	98.3	1.9
Annualized return on average equity	(5.7)	7.7	(13.4)

[1]	Diluted weighted-average shares outstanding represents weighted-average common shares outstanding adjusted for the impact of dilutive common stock equivalents, if any.
Net income decreased in First Quarter 2009 to a net loss of $12.9 million from net income of $20.5 million in First Quarter 2008 due to the following:
•	Pre-tax realized losses on investment securities of $24.0 million in First Quarter 2009 compared to realized gains of $1.5 million in First Quarter 2008. This decrease reflects non-cash other-than-temporary impairment (“OTTI”) charges of $27.1 million in First Quarter 2009 due to continuing market volatility and credit deterioration. There were no OTTI charges recorded in First Quarter 2008. For additional information regarding our realized gains and losses, including the OTTI charges, refer to the section below entitled “Investments.”
•	Net investment income earned of $15.7 million, pre-tax, in First Quarter 2009 compared to $37.9 million in First Quarter 2008. Reduced income levels in First Quarter 2009 were primarily driven by losses on our other investments portfolio, which includes alternative investments. The negative returns on our alternative investments, compared to modest returns a year ago, resulted from the continued volatility in the capital markets, the dislocation of the credit markets, and reduced values of financial assets globally that has been ongoing since the third quarter of 2008. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships that report results to us, for the most part, on a one quarter lag and, as a result, the First Quarter 2009 pre-tax loss of $20.5 million reflects the performance for the majority of these investments through December 31, 2008.
•	Underwriting losses of $3.0 million, pre-tax, in First Quarter 2009 compared to underwriting gains of $1.8 million, pre-tax, in First Quarter 2008. The underwriting loss in First Quarter 2009 compared to last year primarily reflects increased non-catastrophe property losses and higher loss costs on our casualty lines of business, partially offset by favorable prior year development on our workers compensation and personal automobile lines of business.
•	The aforementioned pre-tax items, as well as a lower expected tax rate in 2009, resulted in a reduction in tax expense of $14.0 million in First Quarter 2009 compared to First Quarter 2008.

Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 950 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) Commercial Lines, which markets primarily to businesses, and represents approximately 86% of net premium written (“NPW”), and (ii) Personal Lines, which markets primarily to individuals and represents approximately 14% of NPW. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios, see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2008 Annual Report. As mentioned above in the section entitled, “Introduction,” effective First Quarter 2009, the results of our Flood operations are now included within our Insurance Operations segment, consistent with our management of these operations. This change to our segment reporting is reflected throughout this report for all periods presented.
Summary of Insurance Operations

	Unaudited		Change
All Lines	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points
GAAP Insurance Operations Results:
NPW	$375,783	391,954	(4)%

Net premium earned (“NPE”)	363,873	383,387	(5)
Less:
Losses and loss expenses incurred	252,194	253,076	—
Net underwriting expenses incurred	114,177	127,977	(11)
Dividends to policyholders	465	535	(13)

Underwriting (loss) income	$(2,963)	1,799	(265)%

GAAP Ratios:
Loss and loss expense ratio	69.3%	66.0	3.3	pts
Underwriting expense ratio	31.4%	33.4	(2.0)
Dividends to policyholders ratio	0.1%	0.1	—

Combined ratio	100.8%	99.5	1.3

Statutory Ratios:
Loss and loss expense ratio	69.3%	65.9	3.4
Underwriting expense ratio	30.8%	32.3	(1.5)
Dividends to policyholders ratio	0.1%	0.1	—

Combined ratio	100.2%	98.3	1.9	pts

•	NPW decreased in First Quarter 2009 compared to First Quarter 2008 due to an insurance marketplace that is still very competitive and the economic recession. These factors are evidenced by the following:
•	A $14.4 million decrease in endorsement and audit activity; and

•	A $4.6 million decrease in net renewals, reflecting a one-point drop in retention to 77% in our Commercial Lines.
Partially offsetting these items was an improvement in new business, which has increased $7.2 million, to $81.9 million in First Quarter 2009 compared to First Quarter 2008.
Although renewal premiums are down year over year, we are experiencing a slowdown in the magnitude of Commercial Lines renewal pure price decreases, which amounted to 0.8% in First Quarter 2009 compared to 3.0% in First Quarter 2008. These price decreases were significantly less than current industry average decreases, which were reported at approximately 8% for the quarter. In addition, during the month of March, we saw our first month since April 2005 in which renewal pure price changes were not negative, but held steady at 0%.

•	NPE decreased in First Quarter 2009 compared to First Quarter 2008, consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2009 as compared to the 12-month period ended March 31, 2008.
•	The 3.3-point increase in the GAAP loss and loss expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to an increase of $8.0 million, or 3.0 points, in property losses, including approximately $6 million, or 1.7 points in prior year development, coupled with higher loss cost trends on our casualty lines of business. The increase in property losses were primarily non-catastrophe in nature, as catastrophe losses decreased $3.4 million, or 0.8 points, to $1.3 million in First Quarter 2009 compared to First Quarter 2008. Partially offsetting these items were: (i) continued profitability improvements in our workers compensation line of business due to the execution of our strategic initiatives on this line, which has led to favorable prior year development of approximately $7 million, or 1.9 points, in First Quarter 2009 compared to approximately $4 million, or 1.0 points, in First Quarter 2008; and (ii) increased favorable prior year development in First Quarter 2009 of approximately $3 million, or 0.8 points, from our personal automobile line of business related to a claim incurred prior to the establishment of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”).
•	The decrease in the GAAP underwriting expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to several expense initiatives that we implemented in 2008 and during First Quarter 2009, including, but not limited to: (i) workforce reductions in 2008, which amounted to $3.4 million in First Quarter 2008; (ii) the re-domestication of two of the Insurance Subsidiaries to Indiana in June 2008; (iii) targeted changes to agency commissions that were implemented in most states in July 2008; and (iv) the elimination of retiree life insurance benefits for current employees amounting to a benefit of $4.2 million, pre-tax, in First Quarter 2009.
Insurance Operations Outlook
In 2009, we have begun to see a trend toward price moderation in our Insurance Operations segment. Our Commercial Lines renewal pure pricing decreased 0.8% for First Quarter 2009, an improvement compared to the 3.1% decrease for the full year 2008. As mentioned above, the price decreases that we were able to achieve were significantly less than current industry average decreases of approximately 8% for the quarter. In addition, as mentioned above, our pure renewal pricing on Commercial Lines remained flat during the month of March, which was the first time in almost three years that we did not experience a decrease in these rates. Early indications are that the industry experienced an average rate decrease of approximately 7% for the month of March. We believe these price decreases, achieved while maintaining a delicate balance with retention, demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic times.
Regardless of the encouraging trend in pricing, premium growth continues to be a challenge due to the current difficulties brought on by the current recession and its impact on payrolls, gross receipts, and property values. In lieu of growing premiums at the expense of profitability, we continue to believe that the cycle management tools we have in place are performing as they were intended in these market conditions. These tools protect us from writing business that we believe will ultimately be unprofitable and will, over the long run as pricing and exposures improve, better position us to return to targeted return on equity levels.
Evidence of current soft market conditions can be seen in industry-wide projections for 2009. In its report entitled, “U.S. Property/Casualty — Review & Preview,” A.M. Best projected the property and casualty industry-wide combined ratio in 2009 to be 101.1%. Conning Research & Consulting, Inc. (“Conning”) has recently provided an industry forecast projecting the property and casualty industry-wide combined ratio to be 101.5% and premiums to decline 1.0% for 2009. Conning believes that it is unlikely that the industry-wide combined ratio will dip below 100% on a quarterly basis through 2010 unless catastrophe losses are abnormally low.
In addition, for 2009, Fitch Ratings (“Fitch”) is projecting an industry-wide statutory combined ratio of 104.0%, reflecting their belief that underwriting results will not improve significantly as premiums are projected to grow by less than 1%. In addition, Fitch anticipates that underwriting results will be adversely impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

Our Commercial Lines business reported a statutory combined ratio of 99.1%, and our Personal Lines business reported a statutory combined ratio of 107.0% for First Quarter 2009. In an effort to write profitable business in the current commercial and personal lines market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to complement our strong agency relationships and unique field-based model.
Our focus for 2009 includes the following:
•	Ongoing expense management initiatives including, among other things, the elimination of retiree life insurance benefits for current employees and controlled hiring practices, along with several initiatives taken in 2008 such as our workforce reduction initiatives, changes to agent commission programs, and the re-domestication of two of the Insurance Subsidiaries to Indiana, serve to benefit our expense ratio this year, and the ongoing impact of these initiatives will continue to benefit expenses going forward.
•	Claims Strategic Initiative program underway with a focus on enhancing areas of: (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) enhanced potential fraud and recovery recognition through use of advanced systems analytics; (iv) advanced claims automation; and (v) enhanced vendor management.
•	Sales management efforts, including our market planning tools and leads program. Our market planning tools allow us to identify and strategically appoint additional independent agencies in and hire AMSs for underpenetrated territories. We have continued to expand our independent agency count, which now stands at approximately 950 agencies across our footprint. These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis. In addition, we use our predictive modeling tools to help agents identify potential new customers.
•	Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of approximately $295,000 per workday were processed through our One & Done® small business system during First Quarter 2009, up 9% from the same period last year.
•	Strategically expanding our business in our footprint states, including Tennessee, in which we began operations in June 2008. In the first ten months of operations in this state, we wrote premium of $8.8 million.
For 2009, giving consideration to the impact of including our Flood business in our GAAP combined ratio through the segment change that was discussed earlier, we are providing updated combined ratio guidance with our expectation for the year being below 103% on a GAAP basis, down from our previous expectation that included a GAAP combined ratio below 103.5%, both of which reflect catastrophe losses of 1.4 points.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited		Change
Commercial Lines	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points
GAAP Insurance Operations Results:
NPW	$325,441	342,200	(5)%

NPE	311,545	332,091	(6)
Less:
Losses and loss expenses incurred	211,745	213,189	(1)
Net underwriting expenses incurred	99,507	112,805	(12)
Dividends to policyholders	465	535	(13)

Underwriting (loss) income	$(172)	5,562	(103)%

GAAP Ratios:
Loss and loss expense ratio	68.0%	64.2	3.8	pts
Underwriting expense ratio	32.0%	33.9	(1.9)
Dividends to policyholders ratio	0.1%	0.2	(0.1)

Combined ratio	100.1%	98.3	1.8

Statutory Ratios:
Loss and loss expense ratio	67.9%	64.2	3.7
Underwriting expense ratio	31.1%	32.5	(1.4)
Dividends to policyholders ratio	0.1%	0.2	(0.1)

Combined ratio	99.1%	96.9	2.2	pts

•	NPW decreased in First Quarter 2009 compared to First Quarter 2008 due to the very competitive insurance marketplace and the economic recession, which are primarily impacting our contractors business, which represents 42% of our Commercial Lines operations. These factors are evidenced by the following:
•	A $13.9 million decrease in Commercial Lines endorsement and audit activity to a net return premium of $17.2 million; and
•	A $6.4 million decrease in Commercial Lines net renewals, which includes a one-point decrease in retention, to 77%, coupled with Commercial Lines renewal pure price decreases of 0.8% in First Quarter 2009 compared to renewal pure price decreases of 3.0% in First Quarter 2008. As mentioned above, our First Quarter 2009 pure price decrease far surpasses the estimated industry pure price decrease of approximately 8%.
Partially offsetting these items was an improvement in new business, which has increased 12%, to $71.3 million, in First Quarter 2009 compared to First Quarter 2008.
•	NPE decreased in First Quarter 2009 compared to First Quarter 2008, consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2009 as compared to the twelve-month period ended March 31, 2008.
•	The 3.8-point increase in the GAAP loss and loss expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to an increase of 2.9 points in non-catastrophe weather-related property losses, and an increase in casualty loss costs that have outpaced premium. Partially offsetting these items are: (i) continued profitability improvements in our workers compensation line of business due to the execution of our strategic initiatives on this line, which has led to favorable prior year development of approximately $7 million, or 2.2 points, in First Quarter 2009 compared to approximately $4 million, or 1.2 points, in First Quarter 2008; and (ii) a decrease in catastrophe losses of $2.7 million, or 0.8 points, to $0.9 million in First Quarter 2009 compared to First Quarter 2008.
•	The 1.9-point improvement in the GAAP underwriting expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to the expense initiatives that we implemented in 2008 and First Quarter 2009 as mentioned above. In First Quarter 2009, we recognized a benefit of $2.5 million related to the elimination of retiree life insurance benefits that, when combined with the $2.9 million restructuring charge in First Quarter 2008, contributed to the year over year improvement in the underwriting ratio.

The following is a discussion of our most significant commercial lines of business:
General Liability

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points

Statutory NPW	$99,804	111,283	(10)%
Statutory NPE	94,224	103,269	(9)
Statutory combined ratio	104.4%	97.1	7.3	pts
% of total statutory commercial NPW	31%	33
The decrease in NPW in First Quarter 2009 compared to First Quarter 2008 was primarily driven by: (i) a $6.7 million decrease in endorsement and audit activity to a net return premium of $6.4 million; and (ii) a $3.9 million, or 4%, decrease in net renewals, reflecting a two-point decrease in retention to 74% in First Quarter 2009 compared to First Quarter 2008. These decreases are primarily driven by the competitive nature of the insurance marketplace and the current economic recession including a decline in the construction industry, in general. As of March 31, 2009, approximately 59% of our premium is subject to audit whereby actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs.
We are experiencing the highest level of competition in our middle market and large account business. However, there have been indications of rate stabilization in the general liability line of business, which experienced renewal pure price decreases of only 0.4% in First Quarter 2009 compared to decreases of 2.5% in First Quarter 2008. This line of business experienced approximately $3 million of adverse prior year development in First Quarter 2009, adding 3.2 points to the statutory combined ratio. We continue to concentrate on our long-term strategies of improving profitability, focusing on diversifying our mix of business by writing more non-contractor classes of business, which typically experience lower volatility during economic cycles.
Workers Compensation

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points

Statutory NPW	$72,176	80,300	(10)%
Statutory NPE	70,377	78,466	(10)
Statutory combined ratio	92.5%	94.5	(2.0	) pts
% of total statutory commercial NPW	22%	23
In First Quarter 2009, NPW on this line decreased, despite a 3% increase in total policy counts, which was primarily the result of: (i) competitive pressure from monoline carriers willing to write workers compensation policies mainly on the upper end of our middle market business and our large account business; (ii) a three-point decrease in retention, to 75%, in First Quarter 2009 compared to First Quarter 2008 due to initiatives that have allowed us to target price increases for our worst performing business, thereby improving the quality of our retained business; (iii) a $5.7 million decrease in endorsement and audit activity to a return premium of $8.6 million in First Quarter 2009 compared to the prior year; and (iv) a 0.9% decrease in renewal pure price, in First Quarter 2009 compared to a 0.8% decrease in First Quarter 2008. This decrease was partially offset by an increase in new business of $3.4 million, to $18.6 million.
The 2.0-point improvement in the statutory combined ratio of this line in First Quarter 2009 compared to First Quarter 2008 reflects overall favorable prior year statutory development of approximately $7 million, or 9.9 points, in First Quarter 2009 for the 2006 and prior accident years partially offset by unfavorable development in the 2008 accident year. In First Quarter 2008, favorable development was approximately $4 million, or 5.1 points. For the balance of 2009, we do not anticipate this level of favorable prior year development to continue as the improvement in this line is a product of the ongoing progress in executing our multi-faceted workers compensation strategy, which incorporates our knowledge management, predictive modeling initiatives, and underwriting process improvements that enable us to retain and write more of our best accounts, as well as the impact of redesigning and re-contracting our managed care process.

Commercial Automobile

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points

Statutory NPW	$79,859	80,198	—%
Statutory NPE	75,846	79,224	(4)
Statutory combined ratio	96.1%	100.1	(4.0	) pts
% of total statutory commercial NPW	25%	23
NPW for this line of business decreased slightly in First Quarter 2009 compared to First Quarter 2008, while total policy counts increased 4% for the comparable period. Net renewal and endorsement premiums in this line were down $2.6 million largely offset by new business premiums which were up $2.3 million, or 19%, compared to First Quarter 2008. Renewal pure price decreased 0.4% in First Quarter 2009 compared to a 5.1% decrease in First Quarter 2008.
The improvement in the statutory combined ratio for this line is primarily due to:
•	Physical damage losses that were $2.8 million, or approximately 2.9 points, lower in First Quarter 2009 compared to First Quarter 2008; and
•	Favorable prior year development of approximately $3 million, or 4.0 points, in First Quarter 2009, driven by favorable emergence in accident years 2005 through 2007, compared to no favorable prior year development in First Quarter 2008.
Commercial Property

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points

Statutory NPW	$50,234	48,244	4%
Statutory NPE	48,885	49,936	(2)
Statutory combined ratio	101.0%	96.6	4.4	pts
% of total statutory commercial NPW	15%	14
NPW for this line of business increased in First Quarter 2009 compared to First Quarter 2008 due to: (i) increased retention of approximately 77% in First Quarter 2009 compared to 76% in First Quarter 2008; and (ii) a 16% increase, to $11.9 million, in new business in First Quarter 2009. Total policy counts were up 4% and renewal pure price decreases were 1.5% in First Quarter 2009 compared to 4.5% in First Quarter 2008.
The First Quarter 2009 statutory combined ratio was impacted by increased property losses, including prior year development. These property losses, which by their very nature are volatile included non-catastrophe property losses that increased $6.4 million, or 14.0 points, to $28.7 million compared to First Quarter 2008 mainly due to weather-related activity such as water damage and claims resulting from freezing pipes, as well as fire losses. This increase was partially offset by a $2.9 million, or 5.8 point, decrease in catastrophe losses to $0.4 million compared to First Quarter 2008.

Personal Lines Results

	Unaudited		Change
Personal Lines	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points
GAAP Insurance Operations Results:
NPW	$50,342	49,754	1%

NPE	52,328	51,296	2
Less:
Losses and loss expenses incurred	40,449	39,887	1
Net underwriting expenses incurred	14,670	15,172	(3)

Underwriting (loss)	$(2,791)	(3,763)	26%

GAAP Ratios:
Loss and loss expense ratio	77.3%	77.8	(0.5	) pts
Underwriting expense ratio	28.0%	29.5	(1.5)

Combined ratio	105.3%	107.3	(2.0)

Statutory Ratios:
Loss and loss expense ratio	77.3%	77.6	(0.3)
Underwriting expense ratio	29.7%	30.2	(0.5)

Combined ratio	107.0%	107.8	(0.8	) pts

•	NPW increased in First Quarter 2009 compared to First Quarter 2008 due to approximately 20 filed rate increases that were implemented across our footprint during 2008 and an increase in policy counts of 4% to approximately 46,000 during First Quarter 2009 compared to the prior year. These increases were partially offset by a decrease in retention of approximately 3 points to 79%.
•	The increase in NPE reflects the increases in the NPW as discussed above.
•	The 0.5-point improvement in the GAAP loss and loss expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to the following:
•	Increased favorable prior year development of approximately $3 million, or 5.7 points, from our personal automobile line of business related to a claim incurred prior to the establishment of the New Jersey UCJF compared to an insignificant amount of prior year development in First Quarter 2008; and
•	Increased claims handling fees by 0.5 points due to a change in the National Flood Insurance Program’s (“NFIP”) fee structure associated with the handling of claims. On June 1, 2008, the NFIP revised their fee structure to provide for fees of 1% of direct premiums written, which are paid even in non-catastrophe years, coupled with fees equal to 1.5% of all incurred losses. Prior to June 2008, we received claims handling fees equal to 3.3% of all incurred losses.
Partially offsetting these items was an increase in property losses primarily in our homeowners line of business, including several large fires and water damage losses.
•	The 1.5-point improvement in the GAAP underwriting expense ratio in First Quarter 2009 compared to First Quarter 2008 was primarily attributable to the expense initiatives that we took in 2008 and during First Quarter 2009 as mentioned above. In First Quarter 2009, we recognized a benefit of $0.5 million related to the elimination of retiree life insurance benefits that, coupled with the $0.5 million restructuring charge in First Quarter 2008, contributed to the improvement in the underwriting ratio year over year.
We continue to focus on improving our Personal Lines results and continue to diligently take steps in that regard. The rate increases that we had obtained in 2008 are expected to generate an additional $15 million in annual premium. In addition, we have more rate increases planned in 2009 that are expected to generate approximately $9 million in additional premium, including 21 anticipated rate increases of 3% or more, of which six were implemented in First Quarter 2009.

In December 2008, we implemented our new territory structure for our New Jersey automobile business, whereby the number of territories in the state was increased to 60. As we reclassify policies into these new territory definitions for our renewal book of business, price increases or decreases in any given year are capped at 10%. We anticipate having the majority of the price adjustments from the restructuring reflected in our renewal book by year-end 2010, and we believe the new territory rates will provide more adequate pricing in territories that historically have not been profitable for us. Compared to First Quarter 2008, our average in-force premium per vehicle in New Jersey has increased by 16% in First Quarter 2009.
Investments
Our investment results continue to be significantly affected by conditions in the global capital markets and the overall economy, in both the U.S. and abroad. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining global real estate market, increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility for the economy and the financial markets going forward. These concerns have led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession. These factors have had, and could continue to have, an adverse effect on our investment portfolio.
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
The following table presents information regarding our investment portfolio:

	Unaudited		Change
	Quarter ended March 31,		% or
($ in thousands)	2009	2008	Points
Total invested assets	$3,645,081	3,691,622	(1)%
Net investment income — before tax	15,717	37,866	(58)
Net investment income — after tax	15,141	29,371	(48)
Net realized (losses) gains — before tax	(24,025)	1,515	(1,686)
Net realized (losses) gains — after tax	(15,516)	985	(1,675)
Effective tax rate	3.7%	22.4	(18.7	) pts
Annual after-tax yield on fixed maturity securities	3.4	3.6	(0.2)
Annual after-tax yield on investment portfolio	1.7	3.2	(1.5)
Total Invested Assets
Our investment portfolio totaled $3.6 billion at March 31, 2009, a decrease of 1% compared to $3.7 billion at March 31, 2008. The decrease in invested assets was primarily due to unrealized portfolio losses from decreasing financial asset values as a result of the volatile financial markets coupled with OTTI charges. Our investment portfolio consists primarily of fixed maturity investments (86%), but also contains equity securities (3%), short-term investments (7%), and other investments (4%).
While we consider our investment portfolio to be conservative and well-diversified, all asset classes have proven to be more closely correlated during the past year of unprecedented financial turmoil. Despite the financial crisis, we continue to strive to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. In an effort to preserve capital and further reduce the risk in our investment portfolio we took certain actions during First Quarter 2009, which included the following:
•	Reduced our equity position from approximately $135 million at December 31, 2008 to approximately $94 million at March 31, 2009, including the elimination of our trading portfolio that we held at year-end 2008. We further reduced this gross equity exposure to approximately $57 million, or 6% of stockholders’ equity, through the purchase of an exchange traded fund (“ETF”) which seeks daily investment results which correspond to twice the inverse of the daily performance of the Dow Jones Industrial Average index;
•	Reduced our overall commercial mortgage-backed securities (“CMBS”) exposure from $227 million at December 31, 2008 to about $177 million at March 31, 2009 while increasing our agency-backed (predominantly issued by the Government National Mortgage Association, sponsored by the U.S. Government) component through new purchases which significantly improved the credit characteristics of our CMBS portfolio;

•	Increased our position in U.S. government obligations by $91 million, raising our allocation from 7% to 9% as a percentage of invested assets;
•	Reduced the overall duration of our portfolio, including short-term investments, from 3.5 to 3.4 years;
•	Increased our short-term investment position by approximately $73 million, to $271 million, compared to $198 million at December 31, 2008; and
•	Reclassified approximately $1.9 billion of our fixed maturity portfolio from an available-for-sale (“AFS”) classification to a held-to-maturity (“HTM”) classification.
HTM fixed maturity securities are carried at amortized cost, or for those that have been reclassified into an HTM designation, at fair value at the time of transfer adjusted for subsequent accretion or amortization, on the Consolidated Balance Sheets, whereas AFS fixed maturity and equity securities, as well as our short-term investments and trading portfolios are reported at fair value on the Consolidated Balance Sheets in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and our January 1, 2008 adoption of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). As required under GAAP, these fair values are categorized into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2), and the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use a combination of independent pricing services and broker quotes to price our investment securities. At March 31, 2009, all of our securities were priced using Level 1 or Level 2 inputs. For additional information see Note 4 and Note 5 of Item 1 “Financial Statements and Supplementary Data” of this Form 10-Q.
Despite the current credit crisis, our portfolio continues to have a weighted average credit rating of “AA+.” The following table presents the credit ratings of our fixed maturities portfolios:

	Unaudited	Unaudited
Fixed Maturity	March 31,	December 31,
Rating	2009	2008
Aaa/AAA	51%	52%
Aa/AA	34%	34%
A/A	10%	10%
Baa/BBB	5%	4%
Ba/BB or below	<1%	<1%

Total	100%	100%

We have credit risk with respect to the types of securities held in our portfolio; however, the credit quality of our fixed maturity portfolio continues to remain high. This is primarily due to the large allocation of the fixed income portfolio to highly-rated and high quality municipal bonds, agency residential mortgage-backed securities (“RMBS”), and government and agency obligations. Almost 100% of the fixed maturity securities in our portfolio are investment grade. At March 31, 2009, non-investment grade securities (below “BBB-”) represented less than 1%, or approximately $21.9 million, of our fixed maturity portfolio. Nonetheless, the current credit crisis is expected to increase the possibility of certain fixed maturity securities being downgraded to non-investment grade over time.

The following table summarizes the fair values, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$177.7	2.6	AAA	252.2	16.6	AAA
State and municipal obligations	451.0	21.8	AA+	1,758.0	18.6	AA+
Corporate securities	305.5	(9.7)	A	366.5	(22.9)	A
Mortgaged-backed-securities	278.6	(37.6)	AA+	596.2	(86.1)	AA+
Asset-backed securities (“ABS”)	26.7	(2.8)	AA	61.4	(15.3)	AA

Total AFS portfolio	$1,239.5	(25.7)	AA+	3,034.3	(89.1)	AA+

State and Municipal Obligations:
General obligations	$251.2	12.0	AA+	574.1	16.2	AA+
Special revenue obligations	199.8	9.8	AA+	1,183.9	2.4	AA+

Total state and municipal obligations	$451.0	21.8	AA+	1,758.0	18.6	AA+

Corporate Securities:
Financial	63.2	(8.2)	AA-	101.0	(13.1)	A+
Industrials	41.4	1.0	A	67.7	(2.1)	A-
Utilities	27.5	(0.3)	A-	47.6	(0.8)	A
Consumer discretion	29.8	(1.0)	A	33.9	(1.5)	A-
Consumer staples	43.2	1.3	A	42.0	0.5	A
Healthcare	35.5	1.6	AA	22.7	0.7	A+
Materials	12.3	(2.7)	A-	13.2	(3.7)	BBB+
Energy	30.0	1.0	A+	19.1	(0.2)	A-
Information technology	10.2	(1.8)	BBB-	10.1	(1.9)	BBB
Telecommunications services	12.4	(0.6)	A-	9.2	(0.8)	A-

Total corporate securities	305.5	(9.7)	A	366.5	(22.9)	A

Mortgaged-backed securities:
Agency CMBS	$68.5	2.8	AAA	72.9	2.8	AAA
Non-agency CMBS	—	—	—	154.3	(34.8)	AAA
Agency RMBS	103.3	3.0	AAA	245.5	4.2	AAA
Non-agency RMBS	66.9	(30.3)	AA+	74.3	(28.4)	AA+
Alternative-A (“Alt-A”) RMBS	39.9	(13.1)	AA+	49.2	(29.9)	AA+

Total mortgaged-backed securities	$278.6	(37.6)	AA+	596.2	(86.1)	AA+

ABS:
ABS	$26.7	(2.8)	AA	59.3	(15.1)	AA+
Alt-A ABS	—	—	—	0.9	—	B
Sub-prime ABS[2]	—	—	—	1.2	(0.2)	A

Total ABS	$26.7	(2.8)	AA	61.4	(15.3)	AA

[1]	U.S. government obligations includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
In general, unrealized gains/losses represent market value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income on the Consolidated Balance Sheets.
The declines in the AFS fixed maturity portfolio in First Quarter 2009 were largely attributable to the aforementioned transfer of $1.9 billion to an HTM classification. Of the $1.9 billion in AFS securities transferred: (i) $1.3 billion, with an unrealized gain of $42.0 million, were state and municipal obligations; (ii) $129.5 million with an unrealized gain of $7.9 million, in U.S. Government obligations; (iii) $133.0 million with an unrealized loss of $7.4 million in corporate securities; (iv) $267.6 million in mortgage-backed securities with an unrealized loss of $32.0 million; and (v) $34.1 million with an unrealized loss of $7.6 million in ABS.

The following table summarizes the fair values, carry values, unrecognized holding gain (loss) balances, unrealized gain (loss) balances, and the weighted average credit qualities of our HTM fixed maturity securities at March 31, 2009:

				Unrealized Gain	Total
			Unrecognized	(Loss) in Other	Unrealized/
March 31, 2009	Fair	Carry	Holding Gain	Comprehensive	Unrecognized	Credit
($ in millions)	Value	Value	(Loss)	Income	Gain (Loss)	Quality
HTM Fixed Maturity Portfolio[1]:
U.S. government obligations	$167.1	165.6	1.5	7.2	8.7	AAA
State and municipal obligations	1,263.7	1,278.2	(14.5)	40.6	26.1	AA+
Corporate securities	133.5	133.1	0.4	(7.3)	(6.9)	A
Mortgaged-backed securities	270.6	276.2	(5.6)	(28.0)	(33.6)	AAA
ABS	32.6	33.4	(0.8)	(6.6)	(7.4)	AA

Total HTM portfolio	$1,867.5	1,886.5	(19.0)	5.9	(13.1)	AA+

State and Municipal Obligations:
General obligations	$310.6	315.1	(4.5)	17.0	12.5	AA+
Special revenue obligations	953.1	963.1	(10.0)	23.6	13.6	AA+

Total state and municipal obligations	$1,263.7	1,278.2	(14.5)	40.6	26.1	AA+

Corporate Securities:
Financial	$41.1	41.8	(0.7)	(5.0)	(5.7)	A
Industrials	32.0	31.7	0.3	(2.5)	(2.2)	A-
Utilities	16.9	16.5	0.4	(0.1)	0.3	A+
Consumer discretion	10.6	10.6	—	0.2	0.2	A
Consumer staples	18.9	18.7	0.2	0.6	0.8	AA-
Healthcare	3.0	3.0	—	—	—	BBB
Materials	1.9	1.9	—	(0.1)	(0.1)	BBB
Energy	9.1	8.9	0.2	(0.4)	(0.2)	A

Total corporate securities	$133.5	133.1	0.4	(7.3)	(6.9)	A

Mortgaged-backed securities:
Agency CMBS	$22.5	22.4	0.1	0.5	0.6	AAA
Non-agency CMBS	80.2	85.8	(5.6)	(31.2)	(36.8)	AA+
Agency RMBS	156.7	157.0	(0.3)	3.1	2.8	AAA
Non-agency RMBS	11.2	11.0	0.2	(0.4)	(0.2)	AAA

Total mortgaged-backed-securities	$270.6	276.2	(5.6)	(28.0)	(33.6)	AAA

ABS:
ABS	$30.6	30.9	(0.3)	(6.8)	(7.1)	AA+
Alt-A ABS	0.9	1.3	(0.4)	0.4	—	CC
Sub-prime ABS[2]	1.1	1.2	(0.1)	(0.2)	(0.3)	A

Total ABS	$32.6	33.4	(0.8)	(6.6)	(7.4)	AA

[1]	2008 HTM securities are not presented as they are not material.

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
In general, unrecognized holding gains/losses are not reflected in the financial statements as they represent market value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized, through the date of the balance sheet. However, the securities transferred have unrealized gains/losses that are reflected in Accumulated other comprehensive income on the Consolidated Balance Sheet, net of subsequent amortization, which is being recognized over the life of the securities.
To manage and mitigate exposure, we analyze our mortgage-backed securities both at the time of purchase and as part of our ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, stress testing of projected cash flows under various economic and default scenarios, as well as other information that aids in the determination of the health of the underlying assets. We also consider the overall credit environment, economic conditions, total projected return on the investment, and the overall asset allocation of the portfolio in our decisions to purchase or sell structured securities. We continue to evaluate underlying credit quality within this portfolio and believe that current fair value fluctuations are reflective of the temporary market dislocation. As long-term, income-oriented investors, we remain comfortable with the credit risk in these securities.

The following table details the top ten state exposures of the municipal bond portion of our fixed maturity portfolio at March 31, 2009:

State Exposures of Municipal Bonds	General	Special	Fair	Credit
($ in thousands)	Obligation	Revenue	Value	Rating
Texas	$110,218	89,265	199,483	AA+
Florida	8,937	90,640	99,577	AA
Arizona	16,514	82,823	99,337	AA+
Washington	47,423	48,458	95,881	AA+
New York	3,118	88,293	91,411	AA+
Georgia	42,290	30,515	72,805	AA+
Ohio	26,948	39,770	66,718	AA+
Illinois	24,388	44,093	68,481	AA+
Colorado	34,717	26,637	61,354	AA
Other	223,707	572,526	796,233	AA+

	$538,260	1,113,020	1,651,280	AA+

Advanced refunded/escrowed to maturity bonds			63,408

Total			$1,714,688

Net Investment Income
The decrease in net investment income, before tax, of $22.1 million for First Quarter 2009 compared to First Quarter 2008 was primarily due to decreased alternative investment returns that, at a loss of $20.5 million, were $22.4 million lower than last year. Our alternative investments, which primarily consist of investments in limited partnerships, generally report results to us on a one quarter lag. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for this asset class during First Quarter 2009. In addition, the majority of our limited partnerships adopted FAS 157 during 2008. We believe this has led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of these partnerships which are now based on current exit values. Unlike available-for-sale securities, our limited partnerships are accounted for under the equity method of accounting with changes in the valuation of these investments being reflected in net investment income as opposed to other comprehensive income. Although our alternative investments add earnings volatility, their continued outperformance of the Standard and Poor (“S&P”) 500 Index is expected to build more value for our shareholders over the long-term.
As of March 31, 2009, alternative investments represented only 4% of our total invested assets, which was relatively consistent with the prior year. In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $114.3 million in these alternative investments through commitments that expire at various dates through 2023. The following table details the six core strategies of our alternative investment portfolio and the remaining commitment amount associated with each strategy:

Alternative Investment Strategies	Carrying	Remaining
($ in millions)	Value	Commitment
Private Equity	$50.8	36.0
Distressed Debt	27.7	5.2
Secondary Market	23.0	26.0
Mezzanine Financing	19.3	27.1
Real Estate	18.8	17.5
Venture Capital	5.2	2.5
Other	1.8	—

Total	$146.6	114.3

Due to the current market turmoil, there is uncertainty regarding reduced investment income in the future as a result of, among other things, falling interest rates, decreased dividend payment rates, and reduced returns on our other investments, including our portfolio of alternative investments.

Realized Gains and Losses
Realized gains and losses are determined on the basis of the cost of specific investments sold and are credited or charged to income. Also included in realized gains and losses are write-downs for non-cash other-than-temporary impairment (“OTTI”) charges. The following table summarizes our net realized (losses) gains by investment type:

	Unaudited	Unaudited
	Quarter ended	Quarter ended
($ in thousands)	March 31, 2009	March 31, 2008
Held-to-maturity fixed maturities
Gains	$26	10
Losses	(1,319)	—
Available-for-sale fixed maturities
Gains	4,508	533
Losses	(27,050)	(1,154)
Available-for-sale equity securities
Gains	19,663	2,597
Losses	(19,853)	(471)

Total net realized (losses) gains	$(24,025)	1,515

In First Quarter 2009 we had a net realized loss as compared to a net realized gain in First Quarter 2008, which was primarily the result of the following: (i) an overall reduction in our equity portfolio as mentioned earlier; and (ii) non-cash OTTI charges of $27.1 million in 2009 compared to no OTTI charges in First Quarter 2008. These OTTI charges included $1.2 million related to our HTM securities and $25.9 million related to our AFS securities.
During March 2009, certain equity positions were sold in an effort to reduce the risk of further capital loss. The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March. In addition, Selective Insurance Group, Inc.’s (the “Parent”) market capitalization decreased more than 50% since the latter part of January, which we believe to be partially due to investment community views of our equity and equity-like investments. Many of these alternative investments report results to us on a one quarter lag and consequently the investment community may wait to evaluate our results based on the knowledge they have of last quarter’s general market conditions. As a result, we determined it was prudent to mitigate a portion of our overall equity exposure. In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by more recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.
The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	March 31, 2009		March 31, 2008
	Fair		Fair
Period of time in an unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 — 6 months	$30.6	0.3	—	—
7 — 12 months	24.0	1.0	4.8	0.2
Greater than 12 months	9.4	0.6	—	—

Total fixed maturities	64.0	1.9	4.8	0.2

Equities:
0 — 6 months	16.4	11.6	3.5	0.4
7 — 12 months	8.2	7.4	0.1	0.1
Greater than 12 months	—	—	—	—

Total equity securities	24.6	19.0	3.6	0.5

Total	$88.6	20.9	8.4	0.7

In First Quarter 2009, our non-cash OTTI charges of $27.1 million consisted of: (i) $26.3 million in fixed maturity securities associated with RMBSs and ABSs; and (ii) $0.8 million of equity securities. An investment in a fixed maturity or equity security is written down if its fair value falls below its book value and the decline is considered to be other than temporary. The OTTI framework under existing accounting literature specifies that a write-down be made to fair value, which is defined as the then current exit value, despite the fact that certain fixed maturity securities may still have contractual cash flows that support a value higher than such exit value, but below a company’s cost basis. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in Accumulated other comprehensive income. If we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; (ii) stress testing of projected cash flows under various economic and default scenarios; and (iii) our ability and intent to hold these securities through their recovery periods or to maturity. For further details regarding our policy with respect to assessing OTTI, see our “Critical Accounting Policies and Estimates” discussion beginning on page 43 of our 2008 Annual Report.
The fixed maturity non-cash OTTI charges of $26.3 million for First Quarter 2009 consisted of the following:
•	$25.1 million of RMBS charges. These charges primarily relate to declines in the related cash flows of the underlying collateral, based on our assumptions of the expected default rates and the value of the collateral. Accordingly, we do not believe it is probable that we will receive all contractual cash flows from these securities.
•	$1.2 million of ABS charges. These charges related to two bonds from the same issuer that were previously written down, which experienced a technical default in First Quarter 2009 by violating indenture covenants. There has been no payment default on these securities, but we believe a payment default is imminent and have recorded impairment charges for the securities.
The non-cash OTTI charges on the equity portfolio for First Quarter 2009 consisted of the following:
•	$0.8 million from three equity securities; two banks and one energy company. We believe the share price weakness of these securities is more reflective of the general malaise in the overall financial markets, as we are not aware of any significant deterioration in the fundamentals of these three companies. However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector and banking stocks in the financial services sector, make a recovery to our cost basis unlikely in the near term.
Despite the issues surrounding the securities above, we believe that we have a high quality and liquid investment portfolio. The sale of securities that produced net realized gains, or impairment charges that produced realized losses, did not change the overall liquidity of the investment portfolio. The duration of the fixed maturity portfolio as of March 31, 2009, including short-term investments, was 3.4 years compared to the liability duration of approximately 3.7 years for the Insurance Subsidiaries. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and the turnover is low. Every purchase or sale is made with the intent of improving future investment returns.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at March 31, 2009 and December 31, 2008:

	Unaudited
	March 31, 2009		December 31, 2008
		Gross		Gross
Period of time in an Unrealized/unrecognized loss position	Fair	Unrealized/Unrecognized	Fair	Unrealized
($ in millions)	Value	Loss	Value	Loss
AFS securities
Fixed maturities:
0 — 6 months	$45.8	1.1	402.2	18.1
7 — 12 months	106.4	10.3	375.8	53.4
Greater than 12 months	128.4	51.9	232.8	88.7

Total fixed maturities	280.6	63.3	1,010.8	160.2

Equities:
0 — 6 months	58.0	10.9	53.4	14.3
7 — 12 months	9.4	2.2	7.7	4.4
Greater than 12 months	—	—	—	—

Total equity securities	67.4	13.1	61.1	18.7

Other:
0 — 6 months	—	—	4.5	1.5
7 — 12 months	4.3	1.7	—	—
Greater than 12 months	—	—	—	—

Total other securities	4.3	1.7	4.5	1.5

Total AFS securities	$352.3	78.1	1,076.4	180.4

HTM securities[1]
Fixed maturities:
0 — 6 months	$131.2	6.2	—	—
7 — 12 months	103.5	10.2	—	—
Greater than 12 months	223.5	51.6	—	—

Total HTM fixed maturities	458.2	68.0	—	—

Total securities	$810.5	146.1	1,076.4	180.4

[1]	2008 held-to-maturity securities are not presented in this table as they are not material.
Unrealized and unrecognized losses for fixed maturity securities, equities, and other investments as of March 31, 2009 decreased as compared to December 31, 2008 primarily driven by non-cash OTTI charges during the First Quarter 2009 coupled with the overall reduction in our equity portfolio as discussed above. As of March 31, 2009, there were 279 fixed maturity securities, 31 equity securities, and one other investment security in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers and stress testing of projected cash flows under various economic and default scenarios, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in the “Critical Accounting Policies” section beginning on page 43 of our 2008 Annual Report. In performing our OTTI impairment analysis for all asset-backed and mortgage-backed securities, which represented $93.9 million of the $146.1 million of gross unrealized/unrecognized losses at March 31, 2009 on fixed maturity securities reflected in the table above, we estimated future cash flows for each security based upon our best estimate of future delinquencies, loss severity, and prepayments. The resulting cash flows were reviewed to determine whether we anticipate receiving all of the originally scheduled cash flows. Projected credit losses were compared to the current level of credit enhancement, if any, to determine whether the security is expected to experience losses during any future period and therefore become other-than-temporarily impaired. Based on this cash flow testing, we have determined that the decline in fair value of the non-agency mortgage-backed securities presented in the table above is not attributable to credit quality, but to a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty of the markets. As we have the ability and intent to hold these investments until a fair value recovery or until maturity, we do not consider these securities to be other-than-temporarily impaired as of March 31, 2009. It is possible that the underlying loan collateral of these securities will perform at a level worse than our expectations, which may lead to adverse changes in cash flows on these securities and potential future OTTI losses. Events that may trigger material declines in fair values for these securities include, but are not limited to, the deterioration of credit metrics, significantly higher levels of default and severity of losses on the underlying collateral, or further illiquidity.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we looked for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the decline in fair value of $26.6 million of corporate securities in an unrealized/unrecognized loss position at March 31, 2009 to be attributed to the current volatile market conditions and not to the credit worthiness of any individual issuer. We have the ability and intent to hold these securities until a fair value recovery or until maturity and do not consider these securities to be other-than-temporarily-impaired.
In performing our OTTI analysis for equity securities, we gave consideration to, among many other factors, the financial position and future prospects of the entity, general market conditions, rating agency analyses, and the amount of time that the security has been in an unrealized loss position. We have determined that the decline in fair value of $13.1 million of equity securities in an unrealized loss position at March 31, 2009 was attributed to reduced asset values globally and not a reflection of the financial condition of the issuer and as a result, we currently anticipate recovery in the near term.
The following tables present information for our fixed maturity securities regarding the severity of unrealized/unrecognized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of March 31, 2009:

Fair Value as a Percentage of Amortized Cost	Unrealized/Unrecognized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(21.3)	573.4
75% or more but less than 85% of amortized cost	(16.7)	72.3
Less than 75% of amortized cost	(93.3)	90.5

Gross unrealized/unrecognized losses on fixed maturity securities	(131.3)	736.2
Gross unrealized/unrecognized gains on fixed maturity securities	92.5	2,370.8

Net unrealized /unrecognized losses on fixed maturity securities	$(38.8)	3,107.0

	75% or more
	but less than	Less than
	85% of	75% of
Duration of Unrealized/Unrecognized Loss Position	Amortized	Amortized
($ in millions)	Cost	Cost
0 — 3 months	$(5.0)	(7.9)
4 — 6 months	(10.2)	(24.6)
7 — 9 months	(1.5)	(15.5)
10 — 12 months	—	(7.6)
Greater than 12 months	—	(37.7)

Gross unrealized/unrecognized losses	$(16.7)	(93.3)

The following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of March 31, 2009:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in millions)	Cost	Value	Losses
Countrywide Home Loans	$10.0	2.0	8.0
GS Mortgage Securities Corp II	9.6	1.9	7.7
GSAA Home Equity Trust	10.0	4.2	5.8
Proshares Ultrashort Dow 30 ETF	17.5	12.6	4.9
JP Morgan Chase Comm Mtg	4.8	0.7	4.1
The following table presents information regarding our AFS fixed maturities that were in an unrealized loss position at March 31, 2009 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$14.2	11.7
Due after one year through five years	159.1	126.4
Due after five years through ten years	143.1	118.2
Due after ten years through fifteen years	27.5	24.3

Total	$343.9	280.6

The following table presents information regarding our HTM fixed maturities that were in an unrealized loss position at March 31, 2009 by contractual maturity:

Contractual Maturities	Carrying	Fair
($ in millions)	Value	Value
One year or less	$49.6	45.2
Due after one year through five years	197.3	195.1
Due after five years through ten years	196.1	191.4
Due after ten years through fifteen years	26.3	26.5

Total	$469.3	458.2

Investment Outlook
During First Quarter 2009, the economic news remained grim with major job losses, renewed fears over banks and other financial institutions, and unprecedented monetary and fiscal stimulus efforts to limit the depth of the recession. Since December 2007, the U.S. economy has lost approximately five million jobs with the U.S. unemployment rate now standing at 8.5% and climbing. The unemployment rate is expected to worsen even if the economy starts to stabilize and there appears to be a consensus expectation for a 5% decline in the Gross Domestic Product (“GDP”) for First Quarter 2009.
Nonetheless, there seems to have been somewhat of a recovery in risk appetites in the financial markets during the latter portion of March. Economic indicators are pointing to a less steep decline in the U.S. economy as demonstrated by encouraging retail sales statistics and new and existing home sales during the first quarter. During First Quarter 2009, the Treasury released details of its plan for ridding banks of toxic assets. The Term Asset-Backed Securities Loan Facility (“TALF”) and Public-Private Investment Program (“PPIP”) announcements in late March led to sharp rallies in consumer ABS and senior CMBS structured finance sectors. It remains to be seen if such government efforts to re-start credit creation in the financial markets will have a positive effect on the broader structured finance market and the economy. Numerous “TALF-eligible” consumer ABS transactions have successfully been placed, but we are concerned about the ever increasing government efforts to solve a debt and leverage crisis with more leverage.
Despite the recent risk appetite improvement, credit risk continues to be severely punished. Rating agencies, in response to the current financial market crisis, have reduced many previously rated AAA bonds to below investment grade with the application of their renewed structured finance ratings methodologies. We remain committed to building a high quality portfolio that is highly diversified among multiple asset classes and a large number of issuers as credit risk associated with legacy assets continue to rise daily. We intend to limit exposure to any single credit as downgrade actions have material downside mark-to-market consequences. Our emphasis is to acquire government agency and agency RMBS sectors that offer credit safety, albeit with subdued yields.

The second half of 2009 may bring some economic relief as efforts by central banks plus extraordinary fiscal policy initiatives take hold in the U.S., Europe, China, the Middle East and Japan. President Obama’s planned stimulus program is designed to stem some of the economic weaknesses associated with credit constraint. We believe that a credit contraction is underway, involving debt pay-down, asset liquidation and rising savings (a deflationary process that could last at least through 2010). Until a more favorable outlook for earnings becomes apparent, an improvement of access to credit for corporations and consumers occurs, home prices stabilize, and an indication that the market has priced in the macro deterioration and is refocusing on company fundamentals, we will continue our defensive equity investment strategy (consumer staples and healthcare securities) and focus on high quality stocks with the ability to grow their dividend in 2009, as these sectors have historically outperformed when profit growth has decelerated.
Although our alternative investment portfolio has outperformed the S&P 500 Index over the long-term, we continue to be cautious with our investments in this sector due to the mark-to-market pressures that have resulted in the decline in value of all financial assets globally, as well as the fact that the current credit crisis will continue to keep the pace of merger and acquisition activity well below historical levels. While there is still long-term potential in this asset class, we also have concerns about the earnings volatility to which the alternative investments are inherently exposed. As a result, we continue to consistently review the trade-off between the potential for long-term returns and the earnings volatility of our alternative investment strategy.
Nonetheless, as 2009 progresses, the commitment to invest for diversification across a large number of sectors and individual security positions remains intact. We remain optimistic that in the near future, credit fundamentals will slowly begin to once again be reflected in security evaluations and hence, start to bolster performance as fundamentals gain recognition over pressure from mark-to-market issues related to blanket forced selling. However, there continues to be the potential for additional OTTI charges in 2009 and furthermore, due to the continued uncertain financial market conditions, we have decided not to provide investment income guidance for 2009.
Federal Income Taxes
Total federal income tax expense decreased $14.1 million for First Quarter 2009, to a $8.0 million benefit, compared to a $6.1 million expense for First Quarter 2008. The decrease was attributable to decreased pre-tax income from investment income and net realized losses. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rate for First Quarter 2009 was approximately 38%, compared with 23% for First Quarter 2008.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Given the current market turmoil and credit crisis, we continue to carefully monitor liquidity in all entities of the organization. Our cash and short-term investment position was $283.9 million at March 31, 2009 and $216.8 million at December 31, 2008, primarily comprised of the following:
•	$62 million and $60 million, respectively, at the Parent;
•	$210 million and $138 million, respectively, at the Insurance Subsidiaries; and
•	$12 million and $15 million, respectively, at Selective HR Solutions.
We continually evaluate our liquidity levels in light of market conditions and, given recent financial market volatility, we are maintaining higher than usual cash and short-term investment balances. All short-term investments are maintained in the National Association of Insurance Commissioners (“NAIC”)-approved AAA-rated money market funds.
Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.
Although historically, the issuance of stock and debt securities has been a potential source of cash for the Parent, our access to these marketplaces is limited at this time due to current economic conditions. As a result, the Parent had no private or public issuances of stock or debt during First Quarter 2009. In addition there were no borrowings under the line of credit.

We currently anticipate the Insurance Subsidiaries paying approximately $42 million of dividends to the Parent in 2009, $12.0 million of which has been paid in First Quarter 2009, compared to our allowable ordinary dividend amount of $101.3 million. Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current market conditions. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2008 Annual Report.
In addition, the Parent made a capital contribution of $20.0 million to one of its Insurance Subsidiaries during the month of April, thereby moving liquidity from the Parent to one of its Insurance Subsidiaries. This transaction received regulatory approval to be reflected in the Insurance Subsidiaries’ First Quarter 2009 statutory surplus.
As mentioned above, the Parent has a syndicated line of credit, which it entered into on August 11, 2006. This $50 million line of credit is syndicated among the following five banks: (i) Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.). We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the lenders are not joint and severally liable with regard to other lenders’ commitment under the agreement. As previously noted, there were no balances outstanding under this credit facility as of March 31, 2009 and we currently have no plans to draw on the line of credit.
The line of credit contains restrictive covenants including, among others: (i) a minimum consolidated net worth requirement; (ii) a consolidated debt-to-capitalization requirement; (iii) a minimum A.M. Best financial strength rating requirement; and (iv) restrictions regarding the pledging of any assets as collateral. All covenants were met as of March 31, 2009 with either an equal or greater margin than existed at year-end 2008. The table below outlines information regarding these covenants:

	Required as of	Actual as of
As of March 31, 2009	March 31, 2009	March 31, 2009
Consolidated net worth	Minimum of $882.4 million	$910.1 million
Debt-to-capitalization ratio	Not to exceed 30.0%	23.2%
A.M. Best financial strength rating	Minimum of A-	A+
Two of our Indiana-domiciled Insurance Subsidiaries have recently joined and invested in the Federal Home Loan Bank of Indiana (“FHLBI”), which provides these companies with access to an additional lending facility. The Indiana Department of Insurance has approved lending agreements from the Insurance Subsidiaries to the Parent. While the current line of credit agreement is in place, the lending arrangement provided by the membership of the Indiana-domiciled Insurance Subsidiaries in the FHLBI will not be used as it would require the pledging of collateral, which is a violation of certain covenants under our line of credit.
The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of predictable cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.4 years as of March 31, 2009, while the liabilities of the Insurance Subsidiaries have a duration of 3.7 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in our 8.87% Senior Notes, of which $24.6 million was outstanding as of March 31, 2009. All such covenants were met during 2009 and 2008. For further information regarding our notes payable and the related covenants, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.
At March 31, 2009, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 8.87% Senior Notes, was $281.1 million. Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service our debt and pay dividends on common stock.
Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2009, we had statutory surplus of approximately $850 million and GAAP stockholders’ equity of $910.1 million. The Parent also had total debt of $273.9 million, which equates to a debt-to-capital ratio of approximately 23%.
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
As active capital managers, we continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and HR Outsourcing segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.
With market conditions as they currently exist, we have added liquidity at the Insurance Subsidiary levels and do not anticipate additional buybacks under our authorized share repurchase program which expires on July 26, 2009. As of March 31, 2009 and December 31, 2008, there were 1.7 million shares remaining under this program. As mentioned above, the debt and equity markets are currently operating in a restricted manner, which may make accessing the markets more difficult than in the recent past. Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Book value per share increased to $17.23 as of March 31, 2009, from $16.84 as of December 31, 2008, primarily driven by the impact of unrealized gains on our investment portfolio, which amounted to an increase in book value per share of $0.67. Partially offsetting this gain was the impact of our net loss and dividends, which resulted in a decrease in book value per share of $0.24 and $0.13, respectively.

Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best which was reaffirmed in the second quarter of 2008 as “A+ (Superior),” their second highest of fifteen ratings. We have been rated “A” or higher by A.M. Best for the past 75 years, with our current rating of “A+ (Superior)” being in place for the last 47 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.
Our ratings by other major rating agencies are as follows:
•	S&P Insurance Rating Services — Our “A+” financial strength rating was reaffirmed in the third quarter of 2008 and our outlook was revised from “stable” to “negative.” Our financial strength rating reflects our strong competitive position in the core Mid-Atlantic market, coupled with our strong operating performance, capitalization and financial flexibility. Our outlook was revised due to recent lower underwriting results, including results in our personal lines operations, our capital management strategy, and our geographic concentration in the Mid-Atlantic region.
•	Moody’s — Our “A2” financial strength rating was reaffirmed in the third quarter of 2008, citing our strong regional franchise with good independent agency support, along with our conservative balance sheet, moderate financial leverage, and consistent profitability. At the same time, Moody’s revised our outlook from “positive” to “stable” reflecting an increasingly competitive commercial lines market and continued weakness in our personal lines book of business.
•	Fitch Ratings — Our “A+” rating was reaffirmed in the first quarter of 2009, citing our disciplined underwriting culture, conservative balance sheet, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey. Fitch revised our outlook from “stable” to “negative” citing a deterioration of recent underwriting performance on an absolute basis and relative to our rating category. To a lesser extent, the negative outlook also reflects Fitch’s concern about further declines in our capitalization tied to investment losses.
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
Off-Balance Sheet Arrangements
At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2008. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At March 31, 2009, we have contractual obligations that expire at various dates through 2023 to invest up to an additional $114.3 million in other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2008 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and HR Outsourcing segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, or changing stockholders’ dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.
Our risk factors include, but are not limited to, those disclosed in Item 1A. “Risk Factors” in our 2008 Annual Report, as well as the following:
Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
As widely reported, financial markets in the U.S., Europe, and Asia have been experiencing extreme disruption from the second half of 2007 through 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the financial and insurance markets going forward. These concerns have also led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession. With economic uncertainty, the credit quality and ratings of securities in our portfolio could be adversely affected. Rating downgrades of the securities in our portfolio could cause the NAIC to apply a lower class code on a security than was originally assigned. In the event that a security has a split rating from the various rating agencies, the NAIC generally applies the second lowest of the split ratings in determining its class code. Securities with NAIC class codes of 1 or 2 are carried at amortized cost for statutory accounting purposes. However, NAIC class codes 3 through 6 require securities to be marked-to-market for statutory accounting purposes, thereby reducing statutory surplus, potentially impacting the level of business we are able to write.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in First Quarter 2009:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
January 1-31, 2009	62,144	16.28	—	1,748,766
February 1-28, 2009	106,501	15.35	—	1,748,766
March 1-31, 2009	737	12.34	—	1,748,766

Total	169,382	15.67	—	1,748,766

[1]	During First Quarter 2009, 169,382 shares were purchased from employees in connection with the vesting of restricted stock. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing market prices of the Parent’s common stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4.0 million shares, which is scheduled to expire on July 26, 2009. No shares were repurchased in First Quarter 2009, leaving 1,748,766 shares remaining to be purchased under the authorized program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders was held on April 29, 2009. Voting was conducted in person and by proxy as follows:
(a) Stockholders voted to elect the following three (3) Class II directors, each to serve until the 2012 annual meeting of stockholders or until a successor has been duly elected and qualified, as follows:

	For	Withheld
A. David Brown	43,379,606	1,930,403
S. Griffin McClellan III	43,334,379	1,975,629
J. Brian Thebault	43,369,803	1,940,205
Continuing directors whose terms do not expire until the 2010 annual meeting of stockholders are: W. Marston Becker, Gregory E. Murphy, and William M. Rue. Continuing directors whose terms do not expire until the 2011 annual meeting of stockholders are: Paul D. Bauer, John C. Burville, Joan M. Lamm-Tennant, Michael J. Morrissey, and Ronald L. O’Kelley.
(b) Stockholders voted to approve the amended and restated Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009). The votes were as follows: 38,328,510 shares voted for this proposal; 2,718,197 shares voted against it; and 88,093 shares abstained. There were no broker non-votes.
(c) Stockholders voted to ratify the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were as follows: 43,056,750 shares voted for this proposal; 2,029,228 shares voted against it; and 224,031 shares abstained.
(d) Stockholders voted to approve the stockholder proposal requesting that the Board of Directors take the steps necessary to declassify the Board of Directors. The votes were as follows: 40,171,053 shares voted for this proposal; 812,429 shares voted against it; and 151,319 shares abstained.

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

SELECTIVE INSURANCE GROUP, INC. Registrant

By:	/s/ Gregory E. Murphy Gregory E. Murphy	April 30, 2009
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher	April 30, 2009

Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.