Form 10-Q
period 2009-06-30
SELECTIVE INSURANCE GROUP INC
filed 2009-07-30
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2009, there were 53,010,764 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
($ in thousands, except share amounts)	2009	2008
ASSETS
Investments:
Fixed maturity securities, held-to-maturity — at carry value (fair value of: $1,862,148 — 2009; $1,178 — 2008)	$1,880,424	1,163
Fixed maturity securities, available-for-sale — at fair value (amortized cost of: $1,319,332 — 2009; $3,123,346 — 2008)	1,316,116	3,034,278
Equity securities, available-for-sale — at fair value (cost of: $78,342 — 2009; $125,947 — 2008)	81,687	132,131
Short-term investments — at cost which approximates fair value	195,033	198,111
Equity securities, trading — at fair value	—	2,569
Other investments	145,727	172,057

Total investments	3,618,987	3,540,309
Cash and cash equivalents	12,106	18,643
Interest and dividends due or accrued	35,113	36,538
Premiums receivable, net of allowance for uncollectible accounts of: $5,899 — 2009; $4,237 — 2008	498,591	480,894
Other trade receivables, net of allowance for uncollectible accounts of: $227 — 2009; $299 — 2008	20,957	19,461
Reinsurance recoverable on paid losses and loss expenses	5,125	6,513
Reinsurance recoverable on unpaid losses and loss expenses	241,276	224,192
Prepaid reinsurance premiums	101,398	96,617
Current federal income tax	10,688	26,327
Deferred federal income tax	129,123	146,801
Property and equipment — at cost, net of accumulated depreciation and amortization of: $138,443 — 2009; $132,609 — 2008	48,053	51,697
Deferred policy acquisition costs	218,016	212,319
Goodwill	29,637	29,637
Other assets	61,805	51,384

Total assets	$5,030,875	4,941,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,282,893	2,256,329
Reserve for loss expenses	394,987	384,644
Unearned premiums	867,977	844,334
Notes payable	261,592	273,878
Commissions payable	40,438	48,560
Accrued salaries and benefits	126,264	147,050
Other liabilities	110,349	96,044

Total liabilities	4,084,500	4,050,839

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 95,568,225 — 2009; 95,263,508 — 2008	191,136	190,527
Additional paid-in capital	225,393	217,195
Retained earnings	1,119,416	1,128,149
Accumulated other comprehensive loss	(42,187)	(100,666)
Treasury stock — at cost (shares: 42,557,461 — 2009; 42,386,921 — 2008)	(547,383)	(544,712)

Total stockholders’ equity	946,375	890,493

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,030,875	4,941,332

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Six Months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Net premiums written	$365,263	389,394	741,046	781,348
Net increase in unearned premiums and prepaid reinsurance premiums	(6,952)	(12,140)	(18,862)	(20,707)

Net premiums earned	358,311	377,254	722,184	760,641
Net investment income earned	26,368	38,515	42,085	76,381
Net realized (losses) gains
Other-than-temporary impairments	(12,534)	(9,784)	(39,634)	(9,784)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	59	—	59	—
Other net realized investment gains	1,181	11,707	4,256	13,222

Total net realized investment (losses) gains	(11,294)	1,923	(35,319)	3,438
Other income	14,864	15,661	28,864	31,940

Total revenues	388,249	433,353	757,814	872,400

Expenses:
Losses incurred	194,577	209,915	403,666	420,045
Loss expenses incurred	44,472	42,889	87,577	85,835
Policy acquisition costs	114,522	122,966	227,628	250,643
Dividends to policyholders	812	1,579	1,277	2,114
Interest expense	4,843	5,127	9,867	10,436
Other expenses	16,392	14,792	36,090	40,640

Total expenses	375,618	397,268	766,105	809,713

Income (loss) before federal income tax	12,631	36,085	(8,291)	62,687

Federal income tax expense (benefit):
Current	(1,703)	12,883	3,991	24,018
Deferred	(1,354)	(5,449)	(15,093)	(10,485)

Total federal income tax (benefit) expense	(3,057)	7,434	(11,102)	13,533

Net income	$15,688	28,651	2,811	49,154

Earnings per share:
Basic net income	$0.30	0.55	0.05	0.94

Diluted net income	$0.29	0.54	0.05	0.92

Dividends to stockholders	$0.13	0.13	0.26	0.26
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
($ in thousands, except per share amounts)	2009		2008
Common stock:
Beginning of year	$190,527		189,306
Dividend reinvestment plan (shares: 70,839 — 2009; 40,645 — 2008)	141		81
Convertible debentures (shares: 45,759 — 2008)	—		92
Stock purchase and compensation plans (shares: 233,878 — 2009; 247,357 — 2008)	468		494

End of period	191,136		189,973

Additional paid-in capital:
Beginning of year	217,195		192,627
Dividend reinvestment plan	751		847
Convertible debentures	—		645
Stock purchase and compensation plans	7,447		13,948

End of period	225,393		208,067

Retained earnings:
Beginning of year	1,128,149		1,105,946
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $3,344	—		6,210
Cumulative-effect adjustment due to adoption, on April 1, 2009, of FSP FAS 115-2 and FAS 124-2, net of deferred income tax effect of $1,282	2,380		—
Net income	2,811	2,811	49,154	49,154
Cash dividends to stockholders ($0.26 per share — 2009; $0.26 per share — 2008)	(13,924)		(14,023)

End of period	1,119,416		1,147,287

Accumulated other comprehensive (loss) income:
Beginning of year	(100,666)		86,043
Cumulative-effect adjustment due to adoption of FAS 159, net of deferred income tax effect of $(3,344)	—		(6,210)
Cumulative-effect adjustment due to adoption, on April 1, 2009, of FSP FAS 115-2 and FAS 124-2, net of deferred income tax effect of $(1,282)	(2,380)		—
Other comprehensive income (loss), increase (decrease) in:
Unrealized (losses) gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax effect of $(9)	(18)		—
Other net unrealized gains (losses) on investment securities, net of deferred income tax effect of: $32,472 — 2009; $(34,803) — 2008	60,306		(64,633)

Total unrealized gains (losses) on investment securities	60,288	60,288	(64,633)	(64,633)
Defined benefit pension plans, net of deferred income tax effect of: $308 — 2009; $38 — 2008	571	571	70	70

End of period	(42,187)		15,270

Comprehensive income (loss)		63,670		(15,409)

Treasury stock:
Beginning of year	(544,712)		(497,879)
Acquisition of treasury stock (shares: 170,540 — 2009; 1,958,984 — 2008)	(2,671)		(45,006)

End of period	(547,383)		(542,885)

Total stockholders’ equity	$946,375		1,017,712

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months ended
	June 30,
(in thousands)	2009	2008
Operating Activities
Net income	$2,811	49,154

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,910	14,197
Stock-based compensation expense	5,599	9,137
Undistributed losses of equity method investments	29,404	1,047
Net realized (losses) gains	35,319	(3,438)
Postretirement life curtailment benefit	(4,217)	—
Deferred tax	(15,093)	(10,485)
Unrealized loss on trading securities	(262)	1,631

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable on unpaid losses and loss expenses	20,354	75,033
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	18,894	20,350
Decrease in net federal income tax recoverable	15,639	3,095
Increase in premiums receivable	(17,697)	(28,317)
Increase in other trade receivables	(1,496)	(1,727)
(Increase) decrease in deferred policy acquisition costs	(5,697)	789
Decrease in interest and dividends due or accrued	1,086	1,212
Decrease in reinsurance recoverable on paid losses and loss expenses	1,388	1,700
Decrease in accrued salaries and benefits	(14,573)	(4,301)
Decrease in accrued insurance expenses	(7,703)	(20,756)
Purchase of trading securities	—	(5,813)
Sale of trading securities	2,831	6,100
Other-net	(6,506)	7,479

Net adjustments	71,180	66,933

Net cash provided by operating activities	73,991	116,087

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	(157,752)	—
Purchase of fixed maturity securities, available-for-sale	(512,726)	(239,887)
Purchase of equity securities, available-for-sale	(75,609)	(16,095)
Purchase of other investments	(10,595)	(25,976)
Purchase of short-term investments	(1,160,667)	(1,061,242)
Sale of fixed maturity securities, held-to-maturity	5,622	—
Sale of fixed maturity securities, available-for-sale	371,667	80,056
Sale of short-term investments	1,163,746	1,033,334
Redemption and maturities of fixed maturity securities, held-to-maturity	123,213	1,818
Redemption and maturities of fixed maturity securities, available-for-sale	63,897	158,685
Sale of equity securities, available-for-sale	123,269	34,585
Proceeds from other investments	15,498	3,798
Purchase of property and equipment	(2,986)	(3,851)

Net cash used in investing activities	(53,423)	(34,775)

Financing Activities
Dividends to stockholders	(13,378)	(13,009)
Acquisition of treasury stock	(2,671)	(45,006)
Principal payment of notes payable	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	2,402	4,457
Excess tax benefits from share-based payment arrangements	(1,158)	1,319
Principal payments of convertible bonds	—	(8,754)

Net cash used in financing activities	(27,105)	(73,293)

Net (decrease) increase in cash and cash equivalents	(6,537)	8,019
Cash and cash equivalents, beginning of year	18,643	8,383

Cash and cash equivalents, end of period	$12,106	16,402

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
These segments reflect a change from our historical segments of: Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and HR Outsourcing). In the process of periodically reviewing our operating segments, we have considered the provisions set forth in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), and, in the first quarter of 2009, reclassified our Flood operations to be included within our Insurance Operations segment, which reflects the way we are now managing this business. We believe these reporting changes better enable investors to view us the way our management views our operations. Our revised segments are reflected throughout this report for all periods presented.
NOTE 2. Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.
These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the second quarters ended June 30, 2009 (“Second Quarter 2009”) and June 30, 2008 (“Second Quarter 2008”) and the six-month periods ended June 30, 2009 (“Six Months 2009”) and June 30, 2008 (“Six Months 2008”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“FAS 163”). FAS 163 applies to financial guarantee insurance and reinsurance contracts that are: (i) issued by enterprises that are included within the scope of FASB Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises; and (ii) not accounted for as derivative instruments. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 163 did not have an impact on our results of operations or financial condition.
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
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under FSP FAS 157-4, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions may be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 on April 1, 2009, did not have a material impact on our financial condition or results of operations. We have included the disclosures required by this FSP in the following notes to the consolidated financial statements where applicable.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which is effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and 124-2 introduces the concept of credit and non-credit other-than-temporary impairment (“OTTI”) charges on fixed maturity securities. Under this FSP, when an OTTI of a fixed maturity security has occurred, the amount of the OTTI charge recognized in earnings depends on whether a company: (i) intends to sell the security; or (ii) will more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For impairments of fixed maturity securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its projected net present value of future cash flows (referred to as the “credit impairment”). Any difference between the fair value and the projected net present value of future cash flows at the impairment measurement date is recorded in other comprehensive income (“OCI”) (referred to as the “non-credit impairment”). Prior to our adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, an OTTI recognized in earnings for fixed maturity securities was equal to the total difference between its amortized cost and fair value at the time of impairment. Under FSP FAS 115-2 and FAS 124-2, we were also required to analyze securities held as of the adoption date which have had past OTTI charges in order to quantify a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated OCI upon adoption. This cumulative effect adjustment amounted to $2.4 million, net of deferred tax, which decreased accumulated OCI and increased retained earnings. Also upon adoption of FSP FAS 115-2 and FAS 124-2, we increased the amortized cost of these securities by $3.7 million, representing non-credit related impairments recognized in earnings prior to the adoption of FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. See Note 4. “Investments” below for information regarding our credit and non-credit OTTI charges. In addition, we have included the disclosures required by this FSP in the following notes to the consolidated financial statements where applicable.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009. We have included the required disclosures of FSP FAS 107-1 and APB 28-1 in the following notes to the consolidated financial statements where applicable.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”). Requirements concerning the accounting and disclosure of subsequent events under FAS 165 are not significantly different from those contained in existing auditing standards and, as a result, our adoption of FAS 165 did not have a material impact on our financial condition or results of operations. Under FAS 165, we are required to disclose that we have analyzed subsequent events through July 30, 2009, the date on which these Financial Statements are issued.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“FAS 166”). FAS 166 amends Statement of Financial Accounting Standards No. Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 166: (i) eliminates the concept of a qualifying “special-purpose entity” (“SPE”); (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations. FAS 166 is effective for fiscal years beginning after November 15, 2009. We do not expect that the adoption of FAS 166 will have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. (46) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities by requiring the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity: (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE. FAS 167 further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements. FAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect that the adoption of FAS 167 will have a material impact on our financial condition or results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal security laws will remain authoritative GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification will not change existing GAAP, the adoption of FAS 168 will not have an impact on our financial condition or results of operations.
NOTE 4. Statement of Cash Flows
Our cash paid during the year for interest and federal income taxes, as well as non-cash financing activities, was as follows for Six Months 2009 and Six Months 2008:

	Six Months	Six Months
($ in thousands)	2009	2008
Cash paid (received) during the period for:
Interest	$10,004	10,643
Federal income tax	(10,500)	19,600

Supplemental schedule of non-cash financing transactions:
Conversion of convertible debentures	—	169
NOTE 5. Investments
(a) Net unrealized gains (losses) on investments included in other comprehensive income (loss) by asset class are as follows:

	June 30,	December 31,
($ in thousands)	2009	2008
Available-for-sale (“AFS”) securities:
Fixed maturity securities	$(3,216)	(89,068)
Equity securities	3,345	(3,370)
Other investments	—	(1,478)

Total AFS securities	129	(93,916)

Held-to-maturity (“HTM”) securities:
Fixed maturity securities	4,599	—

Total HTM securities	4,599	—

Total net unrealized gains (losses)	4,728	(93,916)
Deferred income tax (expense) benefit	(1,655)	32,871
Cumulative effect adjustment due to adoption of FSP FAS 115-2 and FAS 124-2, net of deferred income tax	2,380	—
Cumulative effect adjustment due to adoption of FAS 159, net of tax	—	6,210

Net unrealized gains (losses), net of deferred income tax	$5,453	(54,835)

Increase (decrease) in net unrealized gains, net of deferred income tax expense (benefit)	$60,288	(148,895)

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

		Net
		Unrealized		Unrecognized	Unrecognized
June 30, 2009	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies[1]	$187,912	6,478	194,390	1,063	(1,961)	193,492
Obligations of states and political subdivisions	1,231,509	38,246	1,269,755	4,072	(19,388)	1,254,439
Corporate securities	112,965	(6,556)	106,409	3,908	(1,776)	108,541
Asset-backed securities (“ABS”)	40,101	(7,252)	32,849	1,643	(280)	34,212
Commercial mortgage-backed securities (“CMBS”)	133,006	(28,588)	104,418	3,459	(9,604)	98,273
Residential mortgage-backed securities (“RMBS”)	170,332	2,271	172,603	1,954	(1,366)	173,191

Total HTM fixed maturity securities	$1,875,825	4,599	1,880,424	16,099	(34,375)	1,862,148

[1]	U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

December 31, 2008	Carrying	Unrecognized	Unrecognized	Fair
($ in thousands)	Value	Holding Gains	Holding Losses	Value
Obligations of states and political subdivisions	$1,146	71	(58)	1,159
Mortgage-backed securities (“MBS”)	17	2	—	19

Total HTM fixed maturity securities	$1,163	73	(58)	1,178

The increase in our HTM securities in 2009 is primarily attributable to a $1.9 billion transfer of previously-designated AFS securities to a HTM designation. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), we are required to reassess the classification designation of each security we hold at each balance sheet date. The reclassification of these securities is permitted because we have determined that we have the ability and the intent to hold these securities as an investment until maturity or call. We transferred these previously designated AFS securities to a HTM designation to preserve capital. When a security is transferred from AFS to HTM, the difference between its par value and fair value at the date of transfer is amortized as a yield adjustment in accordance with FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
Unrecognized holding gains/losses of HTM securities are not reflected in the financial statements, as they represent market value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security, through the date of the balance sheet. However, the securities transferred have unrealized gains/losses that are reflected in accumulated OCI on the Consolidated Balance Sheet, net of subsequent amortization, which is being recognized over the life of the securities. Our HTM securities had an average duration of 3.6 years as of June 30, 2009.
(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

	Cost/
June 30, 2009	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$229,492	1,986	(42)	231,436
Obligations of states and political subdivisions	407,153	18,289	(527)	424,915
Corporate securities	296,584	8,364	(3,882)	301,066
ABS	24,283	187	(1,610)	22,860
CMBS	84,437	2,640	(722)	86,355
RMBS	277,383	2,375	(30,274)	249,484

AFS fixed maturity securities	1,319,332	33,841	(37,057)	1,316,116
AFS equity securities	78,342	7,200	(3,855)	81,687

Total AFS securities	$1,397,674	41,041	(40,912)	1,397,803

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.

	Cost/
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$235,540	16,611	—	252,151
Obligations of states and political subdivisions	1,739,349	38,863	(20,247)	1,757,965
Corporate securities	389,386	7,277	(30,127)	366,536
ABS	76,758	6	(15,346)	61,418
MBS	682,313	8,332	(94,437)	596,208

AFS fixed maturity securities	3,123,346	71,089	(160,157)	3,034,278
AFS equity securities	125,947	24,845	(18,661)	132,131

Total AFS securities	$3,249,293	95,934	(178,818)	3,166,409

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.
Unrealized gains/losses represent market value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in accumulated OCI on the Consolidated Balance Sheets.
(d) The following tables summarize, for all securities in an unrealized/unrecognized loss position at June 30, 2009 and December 31, 2008, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a loss position:

	Less than 12 months[1]			12 months or longer[1]
June 30, 2009	Fair	Unrealized	Unrecognized	Fair	Unrealized	Unrecognized
($ in thousands)	Value	(Losses)[2]	(Losses)[3]	Value	Losses[2]	Losses[3]
AFS securities
U.S. government and government agencies[4]	$30,036	(42)	—	—	—	—
Obligations of states and political subdivisions	26,657	(357)	—	5,843	(170)	—
Corporate securities	15,243	(238)	—	40,755	(3,645)	—
ABS	—	—	—	17,235	(1,610)	—
CMBS	32,289	(722)	—	—	—	—
RMBS	54,215	(1,930)	—	53,275	(28,344)	—

Total fixed maturity securities	158,440	(3,289)	—	117,108	(33,769)	—
Equity securities	32,099	(3,855)	—	—	—	—

Sub-total	$190,539	(7,144)	—	117,108	(33,769)	—

HTM securities
U.S. government and government agencies[4]	$50,406	145	(1,186)	—	—	—
Obligations of states and political subdivisions	257,703	(5,361)	(2,868)	31,252	(421)	(409)
Corporate securities	52,785	(7,615)	1,551	6,312	(724)	38
ABS	16,222	(6,708)	795	2,669	(354)	(7)
CMBS	34,318	(13,668)	2,293	9,555	(15,138)	(9,254)
RMBS	29,299	(142)	(647)	5,331	(1,208)	(716)

Sub-total	440,733	(33,349)	(62)	55,119	(17,845)	(10,348)

Total	$631,272	(40,493)	(62)	172,227	(51,614)	(10,348)

[1]	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and FAS 124-2 and for securities that were transferred from an AFS to an HTM category.

[2]	Gross unrealized gains/(losses) include non-OTTI unrealized amounts and OTTI losses recognized in accumulated OCI at June 30, 2009. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position at June 30, 2009.

[3]	Unrecognized holding gains/(losses) represent market value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security.

[4]	U.S. government includes corporate securities fully guaranteed by the FDIC.

	Less than 12 months		12 months or longer
December 31, 2008[1]	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses
AFS securities
U.S. government and government agencies[2]	$—	—	—	—
Obligations of states and political subdivisions	354,615	(11,565)	128,130	(8,682)
Corporate securities	162,339	(20,109)	30,087	(10,018)
ABS	42,142	(7,769)	15,336	(7,577)
Agency MBS	2,910	(8)	6,092	(1,241)
Non-agency MBS	178,235	(28,095)	90,937	(65,093)

Total fixed maturity securities	740,241	(67,546)	270,582	(92,611)
Equity securities	61,147	(18,661)	—	—
Other investments	4,528	(1,478)	—	—

Total securities in a temporary unrealized loss position	$805,916	(87,685)	270,582	(92,611)

[1]	2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.
Unrealized losses decreased compared to December 31, 2008, primarily because of general improvement in the overall marketplace for our fixed maturity portfolio and the reduction in our equity portfolio as discussed below. As of June 30, 2009, 255 fixed maturity securities and 17 equity securities were in an unrealized loss position. At December 31, 2008, 355 fixed maturity securities, 45 equity securities, and one other investment security were in an unrealized loss position.
We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in the “Critical Accounting Policies” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The overall Standard and Poor’s credit quality rating of our fixed maturity securities is “AA+” and these securities are performing according to their contractual terms. The assessment of whether a decline in value is temporary includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a credit related write-down. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.
We perform impairment assessments for the structured securities in our fixed maturity portfolio (including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”)), including an evaluation of the underlying collateral of these structured securities. This assessment takes into consideration the length of time the security has been in an unrealized loss position, but primarily focuses on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management. Our OTTI modeling of structured securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors. If an OTTI determination is made, we perform a discounted cash flow analysis to ascertain the amount of the credit impairment.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each issuer’s industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we looked for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the unrealized losses above related to corporate debt securities at June 30, 2009 are attributed to the current volatile market conditions and not to the creditworthiness of any individual issuer. We do not have the intent to sell these debt securities and do not believe we will be required to sell these securities before recovery and, as such, we do not consider the unrealized losses above to contain other-than-temporary credit impairments as of June 30, 2009.

In performing our OTTI analysis for equity securities, we give consideration to, among many factors, the financial position and future prospects of the issuer, general market conditions, rating agency analyses, the length of time that the security has been in an unrealized loss position, and our intent to hold the security in the near term. We have determined that the fair value decline of $3.9 million of equity securities held in an unrealized loss position at June 30, 2009 is attributable to reduced asset values globally and not a reflection of the financial condition any issuer. We anticipate recovery of their value in the near term.
(e) Fixed-maturity securities at June 30, 2009, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Listed below are HTM fixed maturity securities at June 30, 2009:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$293,663	288,893
Due after one year through five years	836,668	840,890
Due after five years through ten years	709,581	692,362
Due after ten years through fifteen years	40,512	40,003

Total HTM fixed maturity securities	$1,880,424	1,862,148

Listed below are AFS fixed maturity securities at June 30, 2009:

($ in thousands)	Fair Value
Due in one year or less	$91,679
Due after one year through five years	662,030
Due after five years through ten years	531,248
Due after ten years through fifteen years	27,304
Due after fifteen years	3,855

Total AFS fixed maturity securities	$1,316,116

(f) Other investments include the following:

	June 30,	December 31,
($ in thousands)	2009	2008
Alternative investments	$142,541	165,017
Other securities	3,186	7,040

Total other investments	$145,727	172,057

Our alternative investments primarily utilize the following strategies:

	Carrying Value
Alternative Investment Strategies	June 30,	December 31,
($ in thousands)	2009	2008
Energy / Power Generation	$31,669	35,839
Distressed Debt	28,066	29,773
Secondary Market	20,671	24,077
Private Equity	19,991	22,846
Real Estate	19,711	23,446
Mezzanine Financing	17,073	23,166
Venture Capital	5,360	5,870

Total	$142,541	165,017

At June 30, 2009, we have contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $106.8 million in alternative investments. There is no certainty that any such additional investment will be required.

(g) The components of net investment income earned were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Fixed maturity securities	$35,972	36,424	72,233	72,830
Equity securities, dividend income	496	1,520	1,011	2,679
Trading securities, change in fair value	—	257	262	(1,631)
Short-term investments	312	1,290	924	2,727
Other investments	(8,787)	393	(29,164)	2,300
Investment expenses	(1,625)	(1,369)	(3,181)	(2,524)

Net investment income earned	$26,368	38,515	42,085	76,381

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2009			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$1,270	—	1,270
ABS	376	(826)	1,202
CMBS	1,417	706	711
RMBS	8,830	179	8,651

Total fixed maturity securities	11,893	59	11,834
Equity securities	641	—	641

OTTI losses	$12,534	59	12,475

Second Quarter 2008			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$1,611	—	1,611
ABS	7,312	—	7,312
CMBS	—	—	—
RMBS	861	—	861

Total fixed maturity securities	9,784	—	9,784
Equity securities	—	—	—

OTTI losses	$9,784	—	9,784

Six Months 2009			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$1,270	—	1,270
ABS	1,527	(826)	2,353
CMBS	1,417	706	711
RMBS	33,975	179	33,796

Total fixed maturity securities	38,189	59	38,130
Equity securities	1,445	—	1,445

OTTI losses	$39,634	59	39,575

Six Months 2008			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$1,611	—	1,611
ABS	7,312	—	7,312
CMBS	—	—	—
RMBS	861	—	861

Total fixed maturity securities	9,784	—	9,784
Equity securities	—	—	—

OTTI losses	$9,784	—	9,784

The following table sets forth, as of the dates indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)
Balance, March 31, 2009	$—
Credit losses remaining in retained earnings after adoption of FSP FAS 115-2 and 124-2	9,395
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—
Reductions for securities sold during the period	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	1,996
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—

Balance, June 30, 2009	$11,391

A description of the methodology and significant inputs used to measure the amount of OTTI recognized in earnings in Second Quarter and Six Months 2009 is as follows:
•	For structured securities, we utilized underlying data for each security, including information from credit agencies to determine projected future cash flows. These projections included base case and stress testing scenarios that modify expected default rates, loss severities, and prepayment assumptions. The significant inputs in the models include, among other things, the expected default rates, delinquency rates, and foreclosure costs. Based on these projections, we determined expected recovery values for each security, incorporating both base case and stress testing case scenarios. The amortized cost basis of the securities were adjusted down, if required, to the projected discounted cash flow value calculated in the OTTI review process. These downward adjustments are considered credit impairments and are charged through earnings and included:
•	$8.7 million and $33.8 million of RMBS credit OTTI charges in Second Quarter and Six Months 2009, respectively. These charges related to declines in the related cash flows of the collateral. Based on our assumptions of the expected default rates and the value of the collateral, we do not believe it is probable that we will receive all contractual cash flows for these securities;
•	$0.7 million for both Second Quarter and Six Months 2009 of CMBS credit OTTI charges. These charges related to declines in the related cash flows of the collateral. Based on our assumptions of the expected default rates and the value of the collateral, we do not believe it is probable that we will receive all contractual cash flows for these securities; and
•	$1.2 million and $2.4 million of ABS credit OTTI charges in Second Quarter and Six Months 2009, respectively. These charges related primarily to two bonds from the same issuer that were previously written down, which experienced a technical default in the first quarter of 2009 by violating indenture covenants. There has been no payment default on these securities, but we believe a payment default is imminent and have recorded impairment charges for the securities. These charges also include additional credit impairment losses on another security that was previously written down in 2008.

•	$1.3 million for Second Quarter 2009 of corporate debt credit OTTI charges. These charges are primarily related to a financial institution issuer that we believe to be on the verge of bankruptcy. This security was subsequently sold in the third quarter of 2009 at an additional loss of $1.1 million.
•	$0.6 million and $1.4 million of equity charges in Second Quarter and Six Months 2009, respectively, related to two banks, one energy company, and a membership warehouse chain of stores. We believe the share price weakness of these securities is more reflective of general overall financial market conditions, as we are not aware of any significant deterioration in the fundamentals of these four companies. However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector, banking stocks in the financial services sector, and retail/wholesale store stocks make a recovery to our cost basis unlikely in the near term.
(i) The components of net realized (losses) gains, excluding OTTI charges, were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
HTM fixed maturity securities
Gains	$112	—	138	10
Losses	(125)	—	(294)	—
AFS fixed maturity securities
Gains	9,090	525	13,598	1,058
Losses	(7,055)	(3,360)	(8,959)	(4,514)
AFS equity securities
Gains	9,043	15,100	28,706	17,697
Losses	(8,695)	(558)	(27,744)	(1,029)
Other investments
Gains	—	—	—	—
Losses	(1,189)	—	(1,189)	—

Total other net realized investment gains (losses)	1,181	11,707	4,256	13,222

Total OTTI charges recognized in earnings	(12,475)	(9,784)	(39,575)	(9,784)

Total net realized (losses) gains	$(11,294)	1,923	(35,319)	3,438

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. In addition to calls and maturities on HTM securities, during Second Quarter 2009, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million. This security had experienced significant deterioration in the issuer’s creditworthiness.
Proceeds from the sale of AFS securities were $240.6 million in Second Quarter 2009 and $494.9 million in Six Months 2009. Sales of AFS fixed maturity securities that resulted in realized losses during Second Quarter 2009 were driven by further declines in issuer creditworthiness and liquidity.

We sold equity securities in both the first and second quarters of 2009. During Second Quarter 2009, A.M. Best changed our ratings outlook from “Stable” to “Negative” due, in part, to concerns over the risk in our investment portfolio. To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million. In addition, certain equity securities were sold in the first quarter of 2009, resulting in a net realized loss of approximately $0.2 million, in an effort to reduce overall portfolio risk. The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March. In addition, the Parent’s market capitalization at that time had decreased more than 50% since the latter part of January, which we believe to be due partially to investment community views of our equity and equity-like investments. Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag. Consequently, we believe the investment community may wait to evaluate our results based on the knowledge they have of last quarter’s general market conditions. As a result, we determined it was prudent to mitigate a portion of our overall equity exposure. In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.
NOTE 6. Fair Value Measurements
The following tables provide quantitative disclosures regarding the fair value of our financial instruments:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
HTM	$1,880,424	1,862,148	1,163	1,178
AFS	1,316,116	1,316,116	3,034,278	3,034,278
Equity securities:
AFS	81,687	81,687	132,131	132,131
Trading	—	—	2,569	2,569
Short-term investments	195,033	195,033	198,111	198,111
Other securities	3,186	3,186	7,040	7,040

Financial liabilities
Notes payable:[1]
8.87% Senior Notes Series B	12,300	12,810	24,600	25,592
7.25% Senior Notes	49,898	40,862	49,895	42,221
6.70% Senior Notes	99,394	71,400	99,383	72,000
7.50% Junior Notes	100,000	80,480	100,000	59,680

Total notes payable	261,592	205,552	273,878	199,493

[1]	Our notes payable are subject to certain debt covenants that were met in their entirety in 2008 and Six Months 2009. For further discussion regarding the debt covenants, refer to Note 9, “Indebtedness” in the 2008 Annual Report.
Fair values of our financial assets were generated using various valuation techniques. For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilized a market approach, wherein we used quoted prices in an active market for identical assets (i.e., Level 1 prices). The source of our Level 1 prices for these securities was an external pricing service, which we validated against other external pricing sources.
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
Fair values of our financial liabilities were generated using various valuation techniques. The fair values of our 7.25% Senior Notes due November 15, 2034, 6.70% Senior Notes due November 1, 2035, and 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices. The fair value of our 8.87% Senior Notes due May 4, 2010 is estimated using a cash flow analysis based on our current incremental borrowing rate for the remaining term of the loan.

The following tables provide quantitative disclosures of our financial assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at 6/30/09 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
June 30, 2009	Fair Value at	Liabilities	Inputs	Inputs
($ in thousands)	6/30/09	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$231,436	10,498	220,938	—
Obligations of states and political subdivisions	424,915	—	424,915	—
Corporate securities	301,066	—	301,066	—
ABS	22,860	—	22,860	—
CMBS	86,355	—	86,355	—
RMBS	249,484	—	249,484	—

Total fixed maturity securities	1,316,116	10,498	1,305,618	—
Equity securities	81,687	81,687	—	—
Short-term investments	195,033	195,033	—	—
Other investments	3,186	—	3,186	—

Total assets	$1,596,022	287,218	1,308,804	—

[1]	U.S. government includes corporate securities fully guaranteed by the FDIC.

		Fair Value Measurements at 12/31/08 Using
	Assets	Quoted Prices in	Significant Other	Significant
	Measured at	Active Markets for	Observable	Unobservable
December 31, 2008	Fair Value	Identical Assets	Inputs	Inputs
($ in thousands)	at 12/31/08	(Level 1)	(Level 2)	(Level 3)
Description
Trading securities:
Equity securities	$2,569	2,569	—	—
AFS securities:
Fixed maturity securities	3,034,278	94,811	2,939,467	—
Equity securities	132,131	132,131	—	—
Short-term investments	198,111	198,111	—	—
Other investments	7,040	—	7,040	—

Total assets	$3,374,129	427,622	2,946,507	—

Certain assets are measured at fair value on a nonrecurring basis. As of June 30, 2009, as the result of our OTTI analysis, we fair valued approximately $3.5 million of HTM securities, which are typically not carried at fair value. These securities consisted of: (i) two ABS securities, fair valued at $3.0 million; and (ii) two CMBS securities, fair valued at $0.5 million. All of these fair values were determined using Level 2 pricing.

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption. For more information concerning reinsurance, refer to Note 7, “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report.

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Premiums written:
Direct	$427,209	445,007	858,850	884,120
Assumed	2,560	2,790	7,361	7,657
Ceded	(64,506)	(58,403)	(125,165)	(110,429)

Net	$365,263	389,394	741,046	781,348

Premiums earned:
Direct	$413,401	421,807	831,833	848,719
Assumed	5,213	7,634	10,733	15,555
Ceded	(60,303)	(52,187)	(120,382)	(103,633)

Net	$358,311	377,254	722,184	760,641

Losses and loss expenses incurred:
Direct	$259,636	301,911	529,345	561,044
Assumed	3,348	5,296	7,073	10,313
Ceded	(23,935)	(54,403)	(45,175)	(65,477)

Net	$239,049	252,804	491,243	505,880

The ceded premiums and losses related to our Flood operations are as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
National Flood Insurance Program	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Ceded premiums written	$(46,413)	(43,585)	$(88,830)	(81,363)
Ceded premiums earned	(42,708)	(37,558)	(84,426)	(74,065)
Ceded losses and loss expenses incurred	(9,222)	(46,249)	(11,100)	(51,319)
NOTE 8. Segment Information
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
As discussed in Note 1, we revised our segments in the first quarter of 2009 to reflect how senior management evaluates our results. As part of this realignment, our Flood operations are now included in our Insurance Operations segment, leaving our HR Outsourcing operations as a separate segment. The results of our HR Outsourcing operations are included in “Other income” and “Other expense” in our Consolidated Statements of Income. We do not aggregate any of our operating segments. All historical data presented has been restated to reflect our current operating segments.

Our subsidiaries provide services to each other in the normal course of business. These transactions totaled $2.3 million in Second Quarter 2009 and $4.5 million in Six Months 2009 compared to $3.5 million in Second Quarter 2008 and $6.9 million in Six Months 2008. These transactions were eliminated in all consolidated statements herein. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and, therefore, do not allocate assets to the segments.
The following tables present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
Revenue by segment	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Insurance Operations:
Net premiums earned:
Commercial automobile	$75,339	77,758	151,185	156,982
Workers compensation	66,590	77,502	136,967	155,968
General liability	91,853	99,932	186,077	203,201
Commercial property	48,970	48,575	97,855	98,511
Business owners’ policy	15,551	14,383	30,761	28,525
Bonds	4,560	4,718	9,183	9,493
Other	2,382	2,329	4,762	4,608

Total commercial lines	305,245	325,197	616,790	657,288

Personal automobile	33,034	32,942	65,886	65,547
Homeowners	17,618	16,975	34,724	33,546
Other	2,414	2,140	4,784	4,260

Total personal lines	53,066	52,057	105,394	103,353

Total net premiums earned	358,311	377,254	722,184	760,641

Miscellaneous income	3,797	1,775	5,063	2,466

Total Insurance Operations revenues	362,108	379,029	727,247	763,107
Investments:
Net investment income	26,368	38,515	42,085	76,381
Net realized (loss) gain on investments	(11,294)	1,923	(35,319)	3,438

Total investment revenues	15,074	40,438	6,766	79,819
HR Outsourcing	11,054	13,498	23,773	28,616

Total all segments	388,236	432,965	757,786	871,542

Other income	13	388	28	858

Total revenues	$388,249	433,353	757,814	872,400

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
Income before federal income tax	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Insurance Operations:
Commercial lines underwriting	$8,186	1,118	8,014	6,680
Personal lines underwriting	(2,154)	(184)	(4,945)	(3,947)

Underwriting income, before federal income tax	6,032	934	3,069	2,733

GAAP combined ratio	98.3%	99.8	99.6%	99.6

Statutory combined ratio	98.8%	98.7	99.5%	98.5

Investments:
Net investment income	26,368	38,515	42,085	76,381
Net realized (loss) gain on investments	(11,294)	1,923	(35,319)	3,438

Total investment income, before federal income tax	15,074	40,438	6,766	79,819

HR Outsourcing:
Income before federal income tax	384	840	444	1,577

Total all segments	21,490	42,212	10,279	84,129

Interest expense	(4,843)	(5,127)	(9,867)	(10,436)
General corporate and other expenses	(4,016)	(1,000)	(8,703)	(11,006)

Income (loss) before federal income tax	$12,631	36,085	(8,291)	62,687

NOTE 9. Federal Income Taxes
(a) A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

	Unaudited,		Unaudited,
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Tax at statutory rate of 35%	$4,421	12,630	(2,902)	21,940
Tax-advantaged interest	(4,651)	(4,810)	(9,471)	(9,286)
Dividends received deduction	(79)	(237)	(184)	(519)
Interim period tax rate adjustment	(2,142)	(36)	1,563	1,026
Other	(606)	(113)	(108)	372

Federal income tax (benefit) expense	$(3,057)	7,434	(11,102)	13,533

NOTE 10. Retirement Plans
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

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$2,003	1,758	—	80
Interest cost	2,771	2,441	74	135
Expected return on plan assets	(2,367)	(2,960)	—	—
Amortization of unrecognized prior service cost (credit)	38	38	—	(8)
Amortization of unrecognized net loss	1,117	24	—	—

Net periodic cost	$3,562	1,301	74	207

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$4,007	3,517	32	161
Interest cost	5,542	4,881	191	269
Expected return on plan assets	(4,734)	(5,921)	—	—
Amortization of unrecognized prior service cost (credit)	75	75	(44)	(16)
Amortization of unrecognized net loss	2,235	49	—	—
Curtailment benefit	—	—	(4,217)	—

Net periodic cost (benefit)	$7,125	2,601	(4,038)	414

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.24%	6.50	6.24%	6.50
Expected return on plan assets	8.00%	8.00	—%	—
Rate of compensation increase	4.00%	4.00	4.00%	4.00
In the first quarter of 2009, Selective Insurance Company of America eliminated the benefits under the Retirement Life Plan to active employees. This elimination resulted in a curtailment to the plan, the benefit of which was $4.2 million in Six Months 2009 and was comprised of: (i) a $2.8 million reversal of the Retirement Life Plan liability; and (ii) a $1.4 million reversal of prior service credits and net actuarial losses included in Accumulated Other Comprehensive Loss.
We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2009, $4.4 million of which has been funded as of June 30, 2009.

NOTE 11. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Second Quarter 2009 and Second Quarter 2008 are as follows:

Second Quarter 2009
($ in thousands)	Gross	Tax	Net
Net income	$12,631	(3,057)	15,688

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	24,422	8,547	15,875
Portion of OTTI recognized in OCI	(27)	(9)	(18)
Amortization of net unrealized gains on HTM securities	1,411	494	917
Reclassification adjustment for losses included in net income	9,368	3,279	6,089

Net unrealized gains	35,174	12,311	22,863
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,117	391	726
Prior service credit	38	14	24

Defined benefit pension plans	1,155	405	750

Comprehensive income	$48,960	9,659	39,301

Second Quarter 2008
($ in thousands)	Gross	Tax	Net
Net income	$36,085	7,434	28,651

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(56,493)	(19,773)	(36,720)
Reclassification adjustment for gains included in net income	(1,923)	(673)	(1,250)

Net unrealized losses	(58,416)	(20,446)	(37,970)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	24	8	16
Prior service cost	30	11	19

Defined benefit pension plans	54	19	35

Comprehensive loss	$(22,277)	(12,993)	(9,284)

The components of comprehensive income (loss), both gross and net of tax, for Six Months 2009 and Six Months 2008 are as follows:

Six Months 2009
($ in thousands)	Gross	Tax	Net
Net income	$(8,291)	(11,102)	2,811

Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	56,275	19,696	36,579
Portion of OTTI recognized in OCI	(27)	(9)	(18)
Amortization of net unrealized gains on HTM securities	4,403	1,541	2,862
Reclassification adjustment for losses included in net income	32,100	11,235	20,865

Net unrealized gains	92,751	32,463	60,288
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	2,235	782	1,453
Curtailment benefit	(1,387)	(485)	(902)
Prior service credit	31	11	20

Defined benefit pension plans	879	308	571

Comprehensive income	$85,339	21,669	63,670

Six Months 2008
($ in thousands)	Gross	Tax	Net
Net income	$62,687	13,533	49,154

Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(96,008)	(33,603)	(62,405)
Reclassification adjustment for gains included in net income	(3,428)	(1,200)	(2,228)

Net unrealized losses	(99,436)	(34,803)	(64,633)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	49	17	32
Prior service cost	59	21	38

Defined benefit pension plans	108	38	70

Comprehensive loss	$(36,641)	(21,232)	(15,409)

The balances of, and changes in, each component of accumulated OCI (net of taxes) as of June 30, 2009 are as follows:

				Defined
	Net Unrealized Gain (Loss)			Benefit	Total
June 30, 2009	OTTI	HTM	All	Pension	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2008	$—	—	(54,836)	(45,830)	(100,666)
Reclassification of HTM securities	—	1,870	—	—	1,870
Adoption of FSP FAS 115-2 and FAS 124-2	(2,380)	—	—		(2,380)
Changes in component during period	(18)	2,862	55,574	571	58,989

Balance, June 30, 2009	$(2,398)	4,732	738	(45,259)	(42,187)

NOTE 12. Commitments and Contingencies
At June 30, 2009, we had contractual obligations to invest up to an additional $106.8 million in other investments that expire at various dates through 2023. There is no certainty that any such additional investment will be required.
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
Our Insurance Subsidiaries also are involved from time to time in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

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
Introduction
We offer property and casualty insurance products and human resource administration outsourcing services through our various subsidiaries. We classify our businesses into three operating segments: (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines, including our flood line of business (“Personal Lines”); (ii) Investments; and (iii) Human Resource Administration Outsourcing (“HR Outsourcing”). These segments reflect a change from our historical segments of: Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and HR Outsourcing). In the process of periodically reviewing our operating segments, we have considered the provisions set forth in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), and have reclassified our Flood operations to be included within our Insurance Operations segment, which reflects the way we are now managing this business. We believe these reporting changes will better enable investors to view us the way our management views our operations and provide more consistency with how our peers report their business. Our revised segments are reflected throughout this report for all periods presented.
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
In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Second Quarter 2009 and Six Months 2009;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and postretirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; (v) goodwill; and (vi) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2008 Annual Report, pages 43 through 51, except for the other-than-temporary-impairment (“OTTI”) discussion, which is updated below.
Other-Than-Temporary Investment Impairments
An investment in a fixed maturity, equity security or an other investment (i.e., an alternative investment), is impaired if its fair value falls below its book value and the decline is considered to be other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of an available-for-sale (“AFS”) security is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income (“OCI”). Temporary declines in the value of a held-to-maturity (“HTM”) security are not recognized in the financial statements. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.
Our evaluation for OTTI of a fixed maturity security or a short-term investment includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Stress testing of projected cash flows under various economic and default scenarios;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts.
If there is a decline in fair value on a fixed maturity security that we intend to sell or, more-likely-than-not, may be required to sell, the impairment is considered other-than-temporary and is charged to earnings as a component of realized losses. However, if we do not intend to sell the security and if we do not believe we will be required to sell the security, we then determine whether the amortized cost basis of the security is expected to be recovered. If we do not expect recovery to occur, the impairment is considered other than temporary and is charged to earnings as a component of realized losses. When assessing the recoverability of the amortized cost basis, we compare the present value of the cash flows that we expect to be collected from the security to the amortized cost basis of the security. Any shortfall in the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit impairment. Any shortfall between the present value of expected cash flows to be collected in relation to the fair value of the security is referred to as a non-credit impairment. Credit impairments are charged to earnings as a component of realized losses while non-credit impairments are recorded to OCI as a component of unrealized losses.

We perform impairment assessments for the structured securities in our fixed maturity portfolio (including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”)), and corporate debt, including an evaluation of the underlying collateral of these structured securities. This assessment takes into consideration the length of time for which the security has been in an unrealized loss position, but primarily focuses on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management. Our modeling of these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors. If an OTTI determination is made, we perform a discounted cash flow analysis to ascertain the amount of the credit impairment.
Our evaluation for OTTI of an equity security, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations, coupled with our intention to hold the securities in the near term;
•	The recent income or loss of the issuer;
•	The independent auditors’ report on the issuer’s recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Any buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Any rating agency announcements; and
•	The length of time and the extent to which the fair value has been less than the carrying value.
If there is a decline in fair value on an equity security that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carrying value of the investment and record the charge through earnings as a component of realized losses.
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
If there is a decline in fair value on an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carrying value of the investment and record the charge through earnings as a component of realized losses.

Financial Highlights of Results for Second Quarter 2009 and Six Months 2009

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Financial Highlights	June 30,		% or		June 30,		% or
($ in thousands, except per share amounts)	2009	2008	Points		2009	2008	Points
Revenues	$388,249	433,353	(10)%		$757,814	872,400	(13)%
Net income	15,688	28,651	(45)		2,811	49,154	(94)
Diluted net income per share	0.29	0.54	(46)		0.05	0.92	(95)
Diluted weighted-average outstanding shares	53,234	53,064	—		53,181	53,461	(1)
GAAP combined ratio	98.3%	99.8	(1.5	)pts	99.6%	99.6	—	pts
Statutory combined ratio	98.8%	98.7	0.1		99.5%	98.5	1.0
Annualized return on average equity	6.8%	11.1	(4.3	)pts	0.6%	9.4	(8.8	)pts
Net income decreased in Second Quarter and Six Months 2009 compared to the same periods last year due to:
•	Pre-tax net investment income that decreased $12.1 million, to $26.4 million, in Second Quarter 2009 and by $34.3 million, to $42.1 million, in Six Months 2009. These decreases were primarily driven by losses on our other investments portfolio, which includes alternative investments. Alternative investment pre-tax losses of $8.9 million in Second Quarter 2009 compared to modest gains in Second Quarter 2008, and pre-tax losses of $29.4 million for Six Months 2009 compared to pre-tax gains of $2.2 million for Six Months 2008. These losses were a result of the continued volatility in the capital markets, dislocation of the credit markets, and reduced values of financial assets globally that has been ongoing since the third quarter of 2008. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships that for the most part, report results to us, on a one quarter lag. As a result, the above mentioned pre-tax losses reflect the performance for the majority of these investments through March 31, 2009.
•	Pre-tax realized losses on investment securities that increased $13.2 million, to $11.3 million, in Second Quarter 2009 and $38.8 million, to $35.3 million, in Six Months 2009 compared to gains in both periods last year. Current year losses are driven by non-cash OTTI charges of $12.5 million in Second Quarter 2009 and $39.6 million in Six Months 2009 due to continuing market volatility and credit deterioration. OTTI charges were $9.8 million in Second Quarter and Six Months 2008. For additional information regarding our realized gains and losses, including the OTTI charges, refer to the section below entitled “Investments.”
Partially offsetting the items above were:
•	A $5.1 million increase in pre-tax underwriting gains in our Insurance Operations segment, to $6.0 million, in Second Quarter 2009, reflecting improved property losses and favorable prior year reserve development, primarily in our workers compensation line of business, partially offset by higher loss costs in the current accident year on our casualty lines. This quarter, for the first time in nearly four years, we experienced increased Commercial Lines renewal pure price. Each month of the quarter contributed to this increase with April, May, and June coming in at 0.4%, 0.4%, and 1.1%, respectively.
•	The aforementioned pre-tax items, as well as a lower expected tax rate in 2009, resulted in a reduction in federal tax expense of $10.5 million, to a federal tax benefit of $3.1 million, in Second Quarter 2009 and a reduction of $24.6 million, to a federal tax benefit of $11.1 million, for Six Months 2009. For additional information, see Note 9. “Federal Income Taxes” in Item 1. “Financial Statements” of this Form 10-Q.

Results of Operations and Related Information by Segment
Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”). Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 960 independent insurance agencies. Our Insurance Operations segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 85% of net premium written (“NPW”), and (ii) Personal Lines, which markets primarily to individuals and represents approximately 15% of NPW. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio. For further details regarding these ratios, see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2008 Annual Report. As mentioned above in the section entitled, “Introduction,” effective as of the first quarter of 2009, the results of our Flood operations are now included within our Insurance Operations segment, consistent with our management of these operations. This change to our segment reporting is reflected throughout this report for all periods presented.
Summary of Insurance Operations

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
All Lines	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$365,263	389,394	(6)%		741,046	781,348	(5)%

Net premium earned (“NPE”)	358,311	377,254	(5)		722,184	760,641	(5)
Less:
Losses and loss expenses incurred	239,049	252,804	(5)		491,243	505,880	(3)
Net underwriting expenses incurred	112,418	121,937	(8)		226,595	249,914	(9)
Dividends to policyholders	812	1,579	(49)		1,277	2,114	(40)

Underwriting income	$6,032	934	546%		3,069	2,733	12%

GAAP Ratios:
Loss and loss expense ratio	66.7%	67.0	(0.3	)pts	68.0%	66.5	1.5	pts
Underwriting expense ratio	31.4%	32.4	(1.0)		31.4%	32.8	(1.4)
Dividends to policyholders ratio	0.2%	0.4	(0.2)		0.2%	0.3	(0.1)

Combined ratio	98.3%	99.8	(1.5)		99.6%	99.6	—

Statutory Ratios:
Loss and loss expense ratio	66.7%	66.9	(0.2)		68.0%	66.4	1.6
Underwriting expense ratio	31.9%	31.4	0.5		31.3%	31.8	(0.5)
Dividends to policyholders ratio	0.2%	0.4	(0.2)		0.2%	0.3	(0.1)

Combined ratio	98.8%	98.7	0.1	pts	99.5%	98.5	1.0	pts

•	NPW decreased in both Second Quarter and Six Months 2009 compared to Second Quarter and Six Months 2008 due to the continued competitive insurance marketplace and the economic recession, which has led to reduced levels of exposure given the reduction in payroll consistent with the current unemployment level. These factors are evidenced by the following:
•	Reductions in endorsement and audit activity of $14.7 million, to a net return premium of $19.7 million, in Second Quarter 2009 and $29.1 million, to a net return premium of $37.2 million, in Six Months 2009; and
•	Reductions in net renewals of $14.1 million, to $317.0 million, in Second Quarter 2009 and $18.7 million, to $642.1 million, in Six Months 2009 driven by the impact of unemployment on our workers compensation and general liability lines of business, the trend of which we expect to continue until the unemployment rate stabilizes. Commercial Lines retention decreased two points in Second Quarter 2009, to 76%, and one point, to 77%, in Six Months 2009.
Partially offsetting these items was an improvement in new business premium, which increased by $9.0 million, to $83.3 million, in Second Quarter 2009, and $16.2 million, to $165.2 million, for Six Months 2009, compared to the same periods last year.

Although renewal premiums are down, renewal pure price increased by 0.6% for Second Quarter 2009, resulting in our first quarter of Commercial Lines pure price increases since the first quarter of 2005. Each month of the quarter contributed to this increase with April, May, and June coming in at 0.4%, 0.4%, and 1.1%, respectively. This increase is compared to a decrease in renewal pure price of 3.1% for Second Quarter 2008. For Six Months 2009, renewal pure price was down only 0.1% compared to 3.1% for Six Months 2008.
•	NPE decreases in Second Quarter 2009 and Six Month 2009 compared to the same periods last year, are consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2009 as compared to the 12-month period ended June 30, 2008. This decrease was primarily driven by a decrease in exposure coupled with premiums written in 2008, which experienced a decrease in pure price of 3.1% in 2008, earning in over the course of 2009.
•	For Second Quarter 2009 compared to Second Quarter 2008, the GAAP loss and loss expense ratio decreased 0.3 points, reflecting: (i) property losses that were $5.3 million, or 0.7 points lower in Second Quarter 2009 at $46.9 million; and (ii) approximately $5 million, or 1.4 points in favorable casualty prior year development, primarily in our workers compensation line of business, compared to immaterial prior year development in Second Quarter 2008. This improvement was partially offset by casualty loss costs that have outpaced premiums in the current accident year.
The 1.5-point increase in the GAAP loss and loss expense ratio for Six Months 2009 compared to Six Months 2008 was primarily attributable to: (i) property losses that were $2.8 million, or 1.2 points higher in Six Months 2009 at $113.3 million; and (ii) casualty loss costs that have outpaced premiums in the current accident year. Partially offsetting this increase for Six Months 2009 was favorable casualty prior year development of approximately $15 million, or 2.1 points, in Six Months 2009 compared to approximately $3 million, or 0.4 points, in Six Months 2008 due to favorable results in our 2007 and prior accident years for our workers compensation line, partially offset by unfavorable prior year development in our 2008 accident year on this line.
•	Decreases in the GAAP underwriting expense ratio in Second Quarter and Six Months 2009, were primarily attributable to several expense initiatives implemented in 2008 and during the first quarter of 2009. These initiatives included, but were not limited to: (i) workforce reductions in 2008 that resulted in a $3.4 million charge in the first quarter of 2008; (ii) the re-domestication of two of the Insurance Subsidiaries to Indiana in June 2008; (iii) targeted changes to agency commissions that were implemented in most states in July 2008; (iv) the consolidation of our purchasing power with fewer vendors and their desire to lock up longer-term contracts; and (v) the elimination of retiree life insurance benefits for current employees amounting to a benefit of $4.2 million, pre-tax, in the first quarter of 2009.
Insurance Operations Outlook
In 2009, we continue to see a trend toward higher Commercial Lines pricing and fairly aggressive Personal Lines pricing in our Insurance Operations segment. As previously discussed, our Commercial Lines renewal pure pricing increased 0.6% for Second Quarter 2009, the first time in nearly four years during which our renewal pure pricing improved. Each month contributed to the positive quarter with renewal pure price increases of 0.4% in April, 0.4% in May and 1.1% in June. We believe these price increases, which were achieved while maintaining a delicate balance with retention, demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic times. In the first quarter of 2009, our pure price decrease of 0.8% was relatively consistent with the 0.6% decrease indicated in the Commercial Lines Insurance Pricing Survey (“CLIPS”) first quarter report. As for our Personal Lines operations, we plan on implementing rate increases that are expected to generate approximately $9 million in additional premium in 2009, a portion of which have already been implemented.
Regardless of the encouraging trend in pricing, premium growth continues to be a challenge due to the current difficulties brought on by the current recession and its impact on payrolls, gross receipts, and property values. We continue to believe that the cycle management tools we have in place are performing as we intended in these market conditions. These tools protect us from writing business that we believe will ultimately be unprofitable and, over the long run as pricing and exposures improve, will better position us to return to targeted return on equity levels.

The overall outlook on the industry for 2009 from key rating agencies is as follows:
•	A.M. Best — A.M. Best is forecasting that the 2009 commercial lines industry combined ratio will be 105.1% and an overall industry combined ratio of 101.1%. In addition, in their report entitled “3-Month Financial Review,” A.M. Best stated that they believe that pricing will begin to firm sometime in the later part of 2009.
•	Fitch Ratings (“Fitch”) — Fitch is projecting an industry-wide statutory combined ratio of 104.0% for 2009, reflecting their belief that underwriting results will not improve significantly as premiums are projected to grow by less than 1%. In addition, Fitch anticipates that underwriting results will be adversely impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.
•	Standard & Poor’s (“S&P”) — S&P recently released a mid-year update in which they stated that they are maintaining a negative outlook for the U.S. property and casualty insurance industry because of competitive pricing and investment losses that have significantly decreased surplus. S&P believes that rating downgrades will exceed upgrades for the industry during 2009.
Our Commercial Lines business reported a statutory combined ratio of 98.3% and 98.7% for the Second Quarter 2009 and Six Months 2009, respectively, while our Personal Lines business reported a statutory combined ratio of 102.1% and 104.5% for the same periods. In an effort to write profitable business in the current commercial and personal lines market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to complement our strong agency relationships and unique field-based model.
Our focus for 2009 continues to include the following:
•	Deploying updated Commercial Lines predictive modeling tools to improve individual account underwriting and pricing.

•	Personal Lines rating increases that are expected to generate approximately $9 million in additional premium in 2009, including approximately 20 anticipated rate increases of 3% or more, of which 14 were implemented in Six Months 2009.

•	Claims Strategic Initiative program underway with a focus on enhancing areas of: (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) enhanced potential fraud and recovery recognition through use of advanced systems analytics; (iv) advanced claims automation; and (v) enhanced vendor management.

•	Sales management efforts, including our market planning tools and leads program. Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in underpenetrated territories. We have continued to expand our independent agency count, which now stands at approximately 960 agencies across our footprint. These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis. In addition, we use our predictive modeling and business analytics tools to help agents identify potential new customers.

•	Expense management initiatives over the past year, which include the elimination of retiree life insurance benefits for current employees and ongoing controlled hiring practices, along with several initiatives taken in 2008, such as our workforce reduction initiatives, changes to agent commission programs, and the re-domestication of two of the Insurance Subsidiaries to Indiana. These expense management initiatives serve to benefit our expense ratio this year, and the ongoing impact of these initiatives will continue to benefit expenses going forward.

•	Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system. Premiums of approximately $320,000 per workday were processed through our One & Done® small business system during Second Quarter 2009, up 16% from the same period last year.

•	Strategically expanding our business in our footprint states, including Tennessee, in which we began operations in June 2008. In the first 13 months of operations in this state, we wrote premium of approximately $12 million.
Given the improved profitability we have seen year to date, we are positively revising our combined ratio guidance to below 101.5% on both a GAAP and statutory basis for the full year 2009. This guidance includes our assumptions for catastrophe losses of 1.4 points for 2009 and does not assume any reserve development, favorable or unfavorable.

Review of Underwriting Results by Line of Business
Commercial Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Commercial Lines	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$306,630	333,203	(8)%		632,071	675,403	(6)%

NPE	305,245	325,197	(6)		616,790	657,288	(6)
Less:
Losses and loss expenses incurred	199,821	216,133	(8)		411,566	429,322	(4)
Net underwriting expenses incurred	96,426	106,367	(9)		195,933	219,172	(11)
Dividends to policyholders	812	1,579	(49)		1,277	2,114	(40)

Underwriting income	$8,186	1,118	632%		8,014	6,680	20%

GAAP Ratios:
Loss and loss expense ratio	65.5%	66.5	(1.0	)pts	66.7%	65.3	1.4	pts
Underwriting expense ratio	31.5%	32.7	(1.2)		31.8%	33.4	(1.6)
Dividends to policyholders ratio	0.3%	0.5	(0.2)		0.2%	0.3	(0.1)

Combined ratio	97.3%	99.7	(2.4)		98.7%	99.0	(0.3)

Statutory Ratios:
Loss and loss expense ratio	65.5%	66.5	(1.0)		66.7%	65.3	1.4
Underwriting expense ratio	32.5%	31.8	0.7		31.8%	32.2	(0.4)
Dividends to policyholders ratio	0.3%	0.5	(0.2)		0.2%	0.3	(0.1)

Combined ratio	98.3%	98.8	(0.5	)pts	98.7%	97.8	0.9	pts

•	NPW decreased in Second Quarter and Six Months 2009 compared to the same periods last year due to the continued competitive insurance marketplace and the economic recession, which has led to reduced levels of exposure given the reduction in payroll consistent with the current unemployment level. These factors are evidenced by the following:
•	Endorsement and audit activity decreased by $14.2 million, to a net return premium of $19.7 million in Second Quarter 2009 and $28.1 million, to a net return premium of $36.9 million in Six Months 2009 driven by the impact of unemployment on our workers compensation and general liability lines of business, the trend of which we expect to continue until the unemployment rate stabilizes; and
•	Net renewals decreased $15.7 million in Second Quarter 2009, which includes a two-point decrease in retention, to 76%, partially offset by renewal pure price increases of 0.6% in Second Quarter 2009 compared to renewal pure price decreases of 3.1% in Second Quarter 2008. As previously discussed, Second Quarter 2009 is the first quarter since the first quarter of 2005 that pure pricing has increased, with each month of the quarter reflecting pure price increases. Net renewals decreased $22.1 million in Six Months 2009, including a one-point decrease in retention, to 77%, partially offset by renewal pure price decreases of 0.1% compared to renewal pure price decreases of 3.1% in Six Months 2008.
Partially offsetting these items was an improvement in new business, which has increased 12%, to $69.9 million, in Second Quarter 2009 compared to Second Quarter 2008 and 12%, to $141.3 million, in Six Months 2009 compared to Six Months 2008.
•	NPE decreased in Second Quarter and Six Months 2009, consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2009 as compared to the twelve-month period ended June 30, 2008.

•	The 1.0-point decrease in the GAAP loss and loss expense ratio in Second Quarter 2009 compared to Second Quarter 2008 was primarily attributable to: (i) a decrease in property losses of $6.3 million, or 1.3 points; and (ii) $6 million, or 2.0 points, of favorable casualty prior year development primarily in our workers compensation line of business in accident years 2004 through 2007, partially offset by unfavorable prior year development for the 2008 accident year, compared to immaterial development in Second Quarter 2008. These items are partially offset by an increase in casualty loss costs that have outpaced premium in the current accident year.
The 1.4-point increase in the GAAP loss and loss expense ratio in Six Months 2009 compared to Six Months 2008 was primarily attributable to: (i) a 0.4-point increase in property losses; and (ii) an increase in casualty loss costs that have outpaced premium in the current accident year. Partially offsetting these items are favorable casualty prior year development primarily in our workers compensation line of business of approximately $13 million, or 2.1 points, in Six Months 2009 from the 2007 and prior accident years, partially offset by unfavorable prior year development in the 2008 accident year, compared to approximately $3 million, or 0.5 points, in Six Months 2008.
•	Improvements in the GAAP underwriting expense ratio in Second Quarter and Six Months 2009 compared to the same periods last year were primarily attributable to the expense initiatives that we implemented in 2008 and 2009 as mentioned above, including a $2.5 million benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009 that, when combined with the $2.9 million restructuring charge in the first quarter of 2008, contributed to the year over year improvement in the underwriting ratio.
The following is a discussion of our most significant commercial lines of business:
General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$92,429	105,042	(12)%		192,233	216,325	(11)%
Statutory NPE	91,853	99,932	(8)		186,077	203,201	(8)
Statutory combined ratio	103.7%	103.3	0.4	pts	104.0%	100.2	3.8	pts
% of total statutory commercial NPW	30%	32			30%	32
NPW for this line of business decreased in the Second Quarter and Six Months 2009 compared to the same periods last year, primarily driven by: (i) a $6.6 million, or 7%, decrease in net renewals for the Second Quarter 2009, and a $10.5 million, or 6%, decrease in Six Months 2009; and (ii) a $4.6 million decrease in endorsement and audit activity, to a net return premium of $6.6 million for the Second Quarter 2009 and a $11.3 million decrease, to a return premium of $13.0 million in Six Months 2009. These decreases are primarily driven by the competitive nature of the insurance marketplace and the current economic recession. As of June 30, 2009, approximately 59% of our premium is subject to audit, whereby actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs. Retention decreased two-points for Second Quarter and Six Months 2009 to 74% while total policy counts increased more than 1% for the Second Quarter and Six Months 2009 compared to the Second Quarter and Six Months 2008.

We continue to experience competition in our middle market and large account business. However, there have been indications of rate stabilization in the general liability line of business, which experienced renewal pure price increases of 1.6% in Second Quarter 2009 compared to decreases of 1.7% in Second Quarter 2008 and pure price increases of 0.6% in Six Months 2009 compared to decreases of 2.1% in Six Months 2008. We continue to concentrate on our long-term strategies of improving profitability, focusing on diversifying our mix of business by writing more non-contractor classes of business, which typically experience lower volatility during economic cycles. While the Second Quarter 2009 profitability results remained in line with the prior year period, there are offsetting drivers of the results. These drivers are: (i) increased loss costs in the current accident year that have outpaced premiums, leading to an increase in the combined ratio; and (ii) an increase in the expense ratio caused by premium declines that have outpaced expense reductions resulting from our various expense initiatives. These items were partially offset by favorable prior year development of approximately $1 million, or 1.5 points, in Second Quarter 2009 compared to unfavorable prior year development of approximately $3 million, or 3.0 points, in Second Quarter 2008. The Six Months 2009 statutory combined ratio increased 3.8 points compared to Six Months 2008 primarily due to an increase in loss costs that have outpaced premium growth in the current accident year. This increase was partially offset by a reduction in unfavorable prior year development to approximately $2 million, or 0.9 points, in Six Months 2009 from approximately $4 million, or 2.0 points, in Six Months 2008.
Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$64,696	78,753	(18)%		136,872	159,053	(14)%
Statutory NPE	66,590	77,501	(14)		136,967	155,968	(12)
Statutory combined ratio	100.9%	98.6	2.3	pts	96.6%	96.5	0.1	pts
% of total statutory commercial NPW	21%	24			22%	24
In Second Quarter and Six Months 2009, NPW on this line decreased compared to the same period last year, despite a 4% increase in Second Quarter 2009 and a 3% increase in Six Months 2009 in total policy counts, due primarily to: (i) competitive pressure from monoline carriers willing to write workers compensation policies mainly on the upper end of our middle market business and our large account business; (ii) a two-point decrease in retention, to 77%, in Second Quarter 2009 compared to Second Quarter 2008 and a two-point decrease in retention, to 76%, in Six Months 2009 compared to Six Months 2008, due to initiatives that have allowed us to target price increases for our worst performing business, thereby improving the quality of our retained business; and (iii) an $8.1 million decrease in endorsement and audit activity, to a return premium of $12.0 million, in Second Quarter 2009, and a $13.9 million decrease in endorsement and audit activity, to a returned premium of $20.6 million, in Six Months 2009 compared to the prior year periods. This decrease was partially offset by: (i) a 0.2% increase in renewal pure price in Second Quarter 2009 compared to a 2.5% decrease in Second Quarter 2008 and a 0.4% decrease in Six Months 2009 compared to a 1.7% decrease in Six Months 2008; and (ii) an increase in new business of $4.1 million, to $18.3 million, in Second Quarter 2009 compared to Second Quarter 2008, and an increase of $7.4 million, to $36.9 million, in Six Months 2009 compared to the prior year.
The increase in the statutory combined ratio of this line in Second Quarter and Six Months 2009 compared to the same periods last year reflects the shortfall in written premiums that increased the expense ratio despite a decline in underwriting expenses of 9% in Second Quarter and 12% in Six Months 2009 compared to the same periods last year. Partially offsetting this increase was overall favorable prior year statutory development of approximately $4 million, or 6.0 points, in Second Quarter and approximately $11 million, or 8.0 points, in Six Months 2009 for the 2007 and prior accident years partially offset by unfavorable development in the 2008 accident year. In Second Quarter 2008, favorable development was approximately $3 million, or 3.9 points, and approximately $7 million, or 4.5 points, in Six Months 2008.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$76,187	78,483	(3)%		156,046	158,682	(2)%
Statutory NPE	75,339	77,758	(3)		151,185	156,982	(4)
Statutory combined ratio	99.0%	96.2	2.8	pts	97.6%	98.2	(0.6	)pts
% of total statutory commercial NPW	25%	24			25%	23
NPW for this line of business decreased slightly in Second Quarter and Six Months 2009 compared to Second Quarter and Six Months 2008, while total policy counts increased 4% for both comparable periods. This decrease was driven by: (i) net renewal premiums, which were down $3.0 million for the Second Quarter 2009 and $4.6 million for Six Months 2009; and (ii) endorsement premiums, which were down $0.8 million in the Second Quarter 2009 and $1.8 million in Six Months 2009; largely offset by new business premiums, which were up $1.6 million, or 13%, in Second Quarter 2009 and $3.9 million, or 16%, in Six Months 2009. Renewal pure price increased 0.8% in Second Quarter 2009 and 0.2% in Six Months 2009 compared to a decrease of 5.2% in Second Quarter and Six Months 2008.
The increase in the statutory combined ratio for Second Quarter 2009, compared to Second Quarter 2008, was driven by increased loss costs that have outpaced premium. The decrease in the statutory combined ratio for Six Months 2009, compared to Six Months 2008, included favorable casualty prior year development of approximately $5 million, or 3.0 points, due to favorable emergence in accident years 2005 through 2007, compared to no favorable prior year development in Six Months 2008 and physical damage losses that were $3.5 million, or approximately 1.8 points, lower in Six Months 2009 compared to the same period last year. These items were partially offset by increased loss costs.
Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$50,217	48,986	3%		100,451	97,230	3%
Statutory NPE	48,970	48,575	1		97,855	98,511	(1)
Statutory combined ratio	78.6%	94.4	(15.8	)pts	89.8%	95.5	(5.7	)pts
% of total statutory commercial NPW	16%	15			16%	14
NPW for this line of business increased in Second Quarter 2009 and Six Months 2009 compared to Second Quarter 2008 and Six Months 2008 due to: (i) new business premium increases of 6%, to $11.4 million, in Second Quarter 2009, and 11%, to $23.3 million, in Six Months 2009; (ii) total policy count increases of 3% in Second Quarter and 4% in Six Months 2009; and (iii) renewal pure price decreases of 0.2% in Second Quarter 2009 and 0.8% in Six Months 2009 compared to decreases of 3.9% in Second Quarter 2008 and 4.1% in Six Months 2008.
The improvement in the statutory combined ratio for Second Quarter 2009 was driven by a decrease in property losses of $7.8 million, or 16.4 points, to $17.5 million. These property losses included a decrease in catastrophe losses of $6.1 million, or 12.5 points, to $2.9 million in Second Quarter 2009 compared to Second Quarter 2008. The improved statutory combined ratio for Six Months 2009 was driven by a decrease in property losses of $4.4 million, or 4.2 points, to $46.6 million. These property losses included a decrease in catastrophe losses of $9.0 million, or 9.1 points, to $3.3 million, partially offset by increased non-catastrophe property losses of $4.6 million, or 5.0 points, to $43.3 million. These property losses, which by their nature are very volatile, were mainly due to weather-related activity such as water damage and claims resulting from freezing pipes, as well as fire losses.

Personal Lines Results

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
Personal Lines	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$58,633	56,191	4%		108,975	105,945	3%

NPE	53,066	52,057	2		105,394	103,353	2
Less:
Losses and loss expenses incurred	39,228	36,671	7		79,677	76,558	4
Net underwriting expenses incurred	15,992	15,570	3		30,662	30,742	—

Underwriting loss	$(2,154)	(184)	(1,071)%		(4,945)	(3,947)	(25)%

GAAP Ratios:
Loss and loss expense ratio	73.9%	70.4	3.5	pts	75.6%	74.1	1.5	pts
Underwriting expense ratio	30.2%	30.0	0.2		29.1%	29.7	(0.6)

Combined ratio	104.1%	100.4	3.7		104.7%	103.8	0.9

Statutory Ratios:
Loss and loss expense ratio	74.0%	70.4	3.6		75.6%	74.0	1.6
Underwriting expense ratio	28.1%	27.7	0.4		28.9%	28.8	0.1

Combined ratio	102.1%	98.1	4.0	pts	104.5%	102.8	1.7	pts

•	NPW increased in Second Quarter and Six Months 2009 compared to Second Quarter and Six Months 2008 primarily due to:
•	Approximately 20 filed rate increases that were implemented across our Personal Lines footprint during 2008. In addition, we have implemented 14 additional rate increases in 2009, all of which were 3% or more and are anticipated to generate approximately $3 million in additional premium;
•	New business premium increases of $1.7 million, to $13.4 million, for Second Quarter 2009 and $1.1 million, to $23.9 million, for Six Months 2009; and
•	Net renewal premium increases of $1.5 million, to $46.9 million, for Second Quarter 2009 and $3.5 million, to $88.3 million, for Six Months 2009.
•	NPE increases in Second Quarter 2009 and Six Month 2009 compared to the same periods last year, are consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2009 as compared to the twelve-month period ended June 30, 2008.
•	The 3.5-point increase in the GAAP loss and loss expense ratio in Second Quarter 2009 compared to Second Quarter 2008 was primarily attributable to increased property losses of $1.0 million, or 1.5 points, to $13.8 million. In addition unfavorable casualty prior year development was approximately $1 million, or 2.0 points, in the personal automobile line of business in Second Quarter 2009 compared to immaterial prior year development in the same period last year.
The 1.5-point increase in the GAAP loss and loss expense ratio for the Six Months 2009 compared to Six Months 2008 was driven by increased property losses of $5.1 million, or 4.3 points, primarily incurred in the first quarter of 2009. Partially offsetting this item was premium growth that has outpaced casualty loss costs for the current accident year and net favorable casualty prior year development of approximately $2 million, or 1.9 points, driven by our personal automobile line of business, compared to no prior year development in Six Months 2008. The favorable impact of prior year development for the Six Months 2009 was driven by a claim incurred prior to the establishment of the New Jersey Unsatisfied Claim and Judgment Fund.
•	Improvements in the GAAP underwriting expense ratio in Six Months 2009 compared to the same periods last year were primarily attributable to the expense initiatives that we implemented in 2008 and 2009 as previously mentioned, including a $0.5 million benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009 that, when combined with the $0.5 million restructuring charge in the first quarter of 2008, contributed to the year-over-year improvement in the underwriting ratio.

We continue to focus on improving our Personal Lines results. The rate increases that we obtained in 2008 are expected to generate an additional $15 million in annual premium. In addition, we have more rate increases planned in 2009 that are expected to generate approximately $9 million in additional premium, including 21 anticipated rate increases of 3% or more, of which 14 were implemented in Six Months 2009.
In December 2008, we implemented our new 60 territory structure for our New Jersey automobile business. As we reclassify policies into these new territory definitions for our renewal book of business, price increases or decreases in any given year are capped at 10%. We anticipate having the majority of the price adjustments from the restructuring reflected in our renewal book by year-end 2010, and believe the new territory rates will provide more adequate pricing in territories that historically have not been profitable for us.
Reinsurance
We have successfully completed negotiations of our July 1, 2009 excess of loss treaties with highlights as follows:
Property Excess of Loss
The Property Excess of Loss treaty (“Property Treaty”) was renewed with the same terms as the expiring treaty providing for per risk coverage of $28.0 million in excess of a $2.0 million retention.
•	The per occurrence cap on the total program is $64.0 million.
•	The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second, $20.0 million in excess of $10.0 million, layer remains at $80.0 million.
•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.
•	The renewal treaty rate increased by 2.8%.
Casualty Excess of Loss
The Casualty Excess of Loss treaty (“Casualty Treaty”) provides the following per occurrence coverage:
•	The first layer provides coverage for 85% of up to $3.0 million in excess of a $2.0 million retention. The placement of this layer was increased from 65% in the expiring treaty.
•	The next four layers provide coverage for 100% of up to $45.0 million in excess of $5.0 million, which is unchanged from the expiring treaty.
•	The sixth layer provides coverage for 100% of up to $40.0 million in excess of a $50.0 million retention. The placement of this layer was increased from 75% in the expiring treaty.
•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation, increased to $198.8 million due to increased placement percentage for first and sixth layers.
•	The renewal treaty rate increased by 6.1%.

Investments
Our investment results continue to be significantly affected by conditions in the global capital markets and the overall economy, in both the U.S. and abroad. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining global real estate market, increased unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, have contributed to increased volatility for the economy and the financial markets going forward. These concerns have led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession. These factors have had, and could continue to have, an adverse effect on our investment portfolio.
Our investment philosophy includes certain return and risk objectives for the fixed maturity and equity portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. Tactically, we also plan to further increase our portfolio allocation to government and agency holdings in the near-term in an effort to increase liquidity and preserve capital.
The following table presents information regarding our investment portfolio:

	Unaudited				Unaudited
	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Total invested assets					$3,618,987	3,708,875	(2)%

Net investment income – before tax	$26,368	38,515	(32)%		42,085	76,381	(45)
Net investment income – after tax	21,869	30,082	(27)		37,010	59,453	(38)
Net realized (losses) gains – before tax	(11,294)	1,923	(687)		(35,319)	3,438	(1,127)
Net realized (losses) gains – after tax	(7,342)	1,250	(687)		(22,958)	2,235	(1,127)
Effective tax rate	17.1%	21.9	(4.8	)pts	12.1%	22.2	(10.1	)pts
Annual after-tax yield on fixed maturity securities					3.4%	3.6	(0.2)
Annual after-tax yield on investment portfolio					2.1%	3.2	(1.1)
Total Invested Assets
Our investment portfolio totaled $3.6 billion at June 30, 2009, a decrease of 2.4% compared to $3.7 billion at June 30, 2008 and $3.5 billion at December 31, 2008. The decrease in invested assets was primarily due to unrealized portfolio losses from decreasing financial asset values as a result of the volatile financial markets coupled with OTTI charges. Our investment portfolio consists primarily of fixed maturity investments (88%), but also contains equity securities (2%), short-term investments (6%), and other investments (4%).
While we consider our investment portfolio to be conservative and well-diversified, all asset classes have proven to be more closely correlated during the past year of unprecedented financial turmoil. Despite the financial crisis, we continue to strive to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. In an effort to preserve capital and further reduce the risk in our investment portfolio we took certain actions during Six Months 2009, which included the following:
•	Reduced our equity position from approximately $135 million at December 31, 2008 to approximately $82 million at June 30, 2009.
•	Reduced our non-agency commercial mortgage-backed securities (“CMBS”) exposure from a carrying value of $154 million at December 31, 2008, or 4% of invested assets, to $82 million, or 2% of invested assets at June 30, 2009;
•	Reduced our non-agency residential mortgage-backed securities (“RMBS”), ABS and Alternative-A securities (“Alt-A”) exposure from a carrying value of $126 million, or 4% of invested assets, to $64 million, or 2% of invested assets;

•	Increased our position in U.S. government obligations by $174 million, raising our allocation from 7% to 12% as a percentage of invested assets; and
•	Reclassified approximately $1.9 billion of our fixed maturity portfolio from an AFS classification to a HTM classification.

HTM fixed maturity securities are reported on the Consolidated Balance Sheets at carry value, which represents either: (i) amortized cost reduced by unrealized OTTI amounts that are reflected in accumulated OCI; or (ii) for those securities that have been reclassified into an HTM designation, at fair value at the time of transfer adjusted for subsequent accretion or amortization. AFS fixed maturity and equity securities, as well as our short-term investments and trading portfolios are reported at fair value on the Consolidated Balance Sheets in accordance with: (i) the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”); and (ii) and FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). As required under GAAP, these fair values are categorized into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives: (i) the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1); (ii) the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2); and (iii) the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use a combination of independent pricing services and broker quotes to price our investment securities. At June 30, 2009, all of our securities were priced using Level 1 or Level 2 inputs. For additional information see Note 5 and Note 6 of Item 1 “Financial Statements and Supplementary Data” of this Form 10-Q.
Despite the current credit crisis, our portfolio continues to have a weighted average credit rating of “AA+.” The following table presents the credit ratings of our fixed maturities portfolios:

	Unaudited	Unaudited
Fixed Maturity	June 30,	December 31,
Rating	2009	2008
Aaa/AAA	55%	52%
Aa/AA	27%	34%
A/A	14%	10%
Baa/BBB	3%	4%
Ba/BB or below	1%	<1%

Total	100%	100%

We have credit risk with respect to the types of securities held in our portfolio; however, the credit quality of our fixed maturity portfolio continues to be high. This is primarily due to the large allocation of the fixed income portfolio to highly-rated and high quality municipal bonds, agency RMBS, and government and agency obligations. Almost 100% of the fixed maturity securities in our portfolio are investment grade. At June 30, 2009, non-investment grade securities (below “BBB-”) represented 1.1%, or approximately $36.2 million, of our fixed maturity portfolio. Nonetheless, the current credit crisis is expected to increase the possibility of certain fixed maturity securities being downgraded to non-investment grade over time.

The following table provides information regarding our AFS fixed maturity securities and their credit qualities at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$231.4	1.9	AAA	252.2	16.6	AAA
State and municipal obligations	424.9	17.8	AA+	1,758.0	18.6	AA+
Corporate securities	301.1	4.5	A+	366.5	(22.9)	A
Mortgage-backed securities (“MBS”)	335.8	(26.0)	AA+	596.2	(86.1)	AA+
Asset-backed securities (“ABS”)	22.9	(1.4)	AA	61.4	(15.3)	AA

Total AFS portfolio	$1,316.1	(3.2)	AA+	3,034.3	(89.1)	AA+

State and Municipal Obligations:
General obligations	$252.6	9.9	AA+	574.1	16.2	AA+
Special revenue obligations	172.3	7.9	AA+	1,183.9	2.4	AA+

Total state and municipal obligations	$424.9	17.8	AA+	1,758.0	18.6	AA+

Corporate Securities:
Financial	61.3	(0.8)	A+	101.0	(13.1)	A+
Industrials	48.8	1.4	A-	67.7	(2.1)	A-
Utilities	23.6	0.7	A-	47.6	(0.8)	A
Consumer discretionary	35.6	1.0	AA-	33.9	(1.5)	A-
Consumer staples	35.9	0.9	A+	42.0	0.5	A
Healthcare	29.2	1.5	AA	22.7	0.7	A+
Materials	14.2	(0.7)	BBB+	13.2	(3.7)	BBB+
Energy	29.7	0.8	AA-	19.1	(0.2)	A-
Information technology	11.4	(0.6)	A+	10.1	(1.9)	BBB
Telecommunications services	11.4	0.3	A	9.2	(0.8)	A-

Total corporate securities	301.1	4.5	A+	366.5	(22.9)	A

Mortgage-backed securities:
Agency CMBS	$86.4	1.9	AAA	72.9	2.8	AAA
Non-agency CMBS	—	—		154.3	(34.8)	AAA
Agency RMBS	188.5	1.7	AAA	245.5	4.2	AAA
Non-agency RMBS	34.7	(19.5)	AA-	74.3	(28.4)	AA+
Alt-A RMBS	26.2	(10.1)	AA+	49.2	(29.9)	AA+

Total mortgage-backed securities	$335.8	(26.0)	AA+	596.2	(86.1)	AA+

ABS:
ABS	$22.9	(1.4)	AA	59.3	(15.1)	AA+
Alt-A ABS	—	—	—	0.9	—	B
Sub-prime ABS[2]	—	—	—	1.2	(0.2)	A

Total ABS	$22.9	(1.4)	AA	61.4	(15.3)	AA

[1]	U.S. government obligations includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
The declines in the AFS fixed maturity portfolio in Six Months 2009 were largely attributable to the transfer of $1.9 billion to an HTM classification. Of the $1.9 billion in AFS securities transferred: (i) $1.3 billion were state and municipal obligations with an unrealized gain of $42.0 million; (ii) $129.5 million were U.S Government obligations with an unrealized gain of $7.9 million; (iii) $133.0 million were corporate securities with an unrealized loss of $7.4 million; (iv) $267.6 were MBS with an unrealized loss of $32.0 million; and (v) $34.1 million were ABS with an unrealized loss of $7.6 million.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at June 30, 2009:

				Unrealized Gain	Total
			Unrecognized	(Loss) in	Unrealized/	Average
June 30, 2009	Fair	Carry	Holding Gain	Accumulated	Unrecognized	Credit
($ in millions)	Value	Value	(Loss)	OCI	Gain (Loss)	Quality
HTM Fixed Maturity Portfolio[1]:
U.S. government obligations	$193.5	194.4	(0.9)	6.5	5.6	AAA
State and municipal obligations	1,254.4	1,269.8	(15.4)	38.3	22.9	AA
Corporate securities	108.5	106.4	2.1	(6.6)	(4.5)	A-
Mortgage-backed securities	271.5	277.0	(5.5)	(26.3)	(31.8)	AAA
ABS	34.2	32.8	1.4	(7.3)	(5.9)	AA

Total HTM portfolio	$1,862.1	1,880.4	(18.3)	4.6	(13.7)	AA+

State and Municipal Obligations:
General obligations	$305.5	311.1	(5.6)	16.7	11.1	AA+
Special revenue obligations	948.9	958.7	(9.8)	21.6	11.8	AA

Total state and municipal obligations	$1,254.4	1,269.8	(15.4)	38.3	22.9	AA

Corporate Securities:
Financial	$32.4	31.4	1.0	(4.4)	(3.4)	A
Industrials	30.5	28.8	1.7	(2.3)	(0.6)	A-
Utilities	15.2	16.5	(1.3)	(0.1)	(1.4)	A-
Consumer discretionary	6.2	6.1	0.1	0.1	0.2	BBB+
Consumer staples	19.0	18.6	0.4	0.5	0.9	AA-
Materials	2.0	1.9	0.1	(0.1)	—	BBB-
Energy	3.2	3.1	0.1	(0.3)	(0.2)	BB+

Total corporate securities	$108.5	106.4	2.1	(6.6)	(4.5)	A-

Mortgage-backed securities:
Agency CMBS	$22.6	22.2	0.4	0.4	0.8	AAA
Non-agency CMBS	75.7	82.2	(6.5)	(29.0)	(35.5)	AAA
Agency RMBS	173.1	172.4	0.7	2.4	3.1	AAA
Non-agency RMBS	0.1	0.2	(0.1)	(0.1)	(0.2)	AAA

Total mortgage-backed-securities	$271.5	277.0	(5.5)	(26.3)	(31.8)	AAA

ABS:
ABS	$32.3	30.8	2.5	(6.3)	(3.8)	AA+
Alt-A ABS	0.9	0.9	(1.2)	(0.5)	(1.7)	CC
Sub-prime ABS[2]	1.0	1.1	0.1	(0.5)	(0.4)	A

Total ABS	$34.2	32.8	1.4	(7.3)	(5.9)	AA

[1]	2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of June 30, 2009:

Insurers of Municipal Bond Securities
($ in millions)	Fair Value
MBIA Inc.	$274.3
Financial Security Assurance, Inc.	230.9
Financial Guaranty Insurance Company	155.3
Ambac Financial Group, Inc.	120.7
Other	8.0

Total	$789.2

The average rating of these insurance-enhanced securities was AA+; without the underlying insurance, the average rating was AA-. The average credit rating of our total municipal bond portfolio, including these insurance-enhanced ratings, was AA+ as of June 30, 2009. The average credit rating of our total municipal bond portfolio was AA as of June 30, 2009 without the underlying insurance.

To manage and mitigate exposure, we analyze our MBS both at the time of purchase and as part of our ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, stress testing of projected cash flows under various economic and default scenarios, as well as other information that aids in the determination of the health of the underlying assets. We also consider the overall credit environment, economic conditions, total projected return on the investment, and the overall asset allocation of the portfolio in our decisions to purchase or sell structured securities. We continue to evaluate underlying credit quality within this portfolio and believe that current fair value fluctuations are reflective of the temporary market dislocation. As long-term, income-oriented investors, we remain comfortable with the credit risk in these securities.
The following table details the top ten state exposures of the municipal bond portion of our fixed maturity portfolio at June 30, 2009:

State Exposures of Municipal Bonds	General	Special	Fair	Average Credit
($ in thousands)	Obligation	Revenue	Value	Quality
Texas	$115,981	88,576	204,557	AA+
Florida	8,911	90,359	99,270	AA-
Washington	46,987	47,416	94,403	AA+
Arizona	16,293	75,904	92,197	AA+
New York	3,165	87,950	91,115	AA+
Georgia	39,701	30,527	70,228	AA+
Illinois	24,145	43,814	67,959	AA+
Ohio	26,701	39,647	66,348	AA+
Colorado	34,296	26,558	60,854	AA
Other	220,826	548,787	769,613	AA+

	$537,006	1,079,538	1,616,544	AA+

Advanced refunded/escrowed to maturity bonds			62,809

Total			$1,679,353

Net Investment Income
The decrease in net investment income, before tax, of $12.2 million and $34.3 million for Second Quarter and Six Months 2009, respectively, compared to the same periods last year was primarily due to decreased alternative investment returns that, at an $8.9 million loss in the quarter and $29.4 million loss during Six Months 2009 were $9.2 million and $31.6 million lower than the investment returns last year for the same periods. Our alternative investments, which primarily consist of investments in limited partnerships, generally report results to us on a one quarter lag. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for this asset class during 2009. In addition, the majority of our limited partnerships adopted FAS 157 during 2008, which we believe has led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of these partnerships, which are now based on current exit values. Unlike AFS securities, our limited partnerships are accounted for under the equity method of accounting with changes in the valuation of these investments being reflected in net investment income, rather than in OCI. Although our alternative investments add earnings volatility, their continued outperformance of the Standard and Poor (“S&P”) 500 Index is expected to build more value for our shareholders over the long-term.

As of June 30, 2009, alternative investments represented only 3.9% of our total invested assets, which was 0.9 points lower than the prior year. In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $106.8 million in these alternative investments through commitments that currently expire at various dates through 2023. The following table details the seven core strategies of our alternative investment portfolio and the remaining commitment amount associated with each strategy:

Alternative Investment Strategies	Carrying	Remaining
($ in millions)	Value	Commitment
Energy / Power Generation	$31.6	12.9
Distressed Debt	28.1	4.6
Secondary Market	20.6	26.0
Private Equity	20.0	18.7
Real Estate	19.7	13.8
Mezzanine Financing	17.1	28.6
Venture Capital	5.4	2.2

Total	$142.5	106.8

We are uncertain as to future investment income as a result of, among other things, current market turmoil, falling interest rates, decreased dividend payment rates, and reduced returns on our other investments, including our portfolio of alternative investments.
Realized Gains and Losses:
Realized Gains and Losses (excluding OTTI)
Realized gains and losses, excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized (losses) gains, excluding OTTI charges, were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
HTM fixed maturity securities
Gains	$112	—	138	10
Losses	(125)	—	(294)	—
AFS fixed maturity securities
Gains	9,090	525	13,598	1,058
Losses	(7,055)	(3,360)	(8,959)	(4,514)
AFS equity securities
Gains	9,043	15,100	28,706	17,697
Losses	(8,695)	(558)	(27,744)	(1,029)
Other investments
Gains	—	—	—	—
Losses	(1,189)	—	(1,189)	—

Total other net realized investment gains (losses)	1,181	11,707	4,256	13,222

Total OTTI charges recognized in earnings	(12,475)	(9,784)	(39,575)	(9,784)

Total net realized (losses) gains	$(11,294)	1,923	(35,319)	3,438

In addition to calls and maturities on HTM securities we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million during Second Quarter 2009. This security had experienced significant deterioration in the issuer’s creditworthiness.
Proceeds from the sale of AFS securities were $240.6 million in Second Quarter 2009 and $494.9 million in Six Months 2009. Sales of AFS fixed maturity securities that resulted in realized losses during Second Quarter 2009 were driven by further declines in the issuers creditworthiness and liquidity.

We sold equity securities in both the first and second quarters of 2009. During Second Quarter 2009, A.M. Best changed our ratings outlook from “Stable” to “Negative” due, in part, to concerns over the risk in our investment portfolio. To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million. In addition, certain equity positions were sold in the first quarter of 2009 in an effort to reduce overall portfolio risk. The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March. In addition, the Parent’s market capitalization decreased more than 50% since the latter part of January, which we believe to be due partially to investment community views of our equity and equity-like investments. Many of these alternative investments report results to us on a one quarter lag, and consequently, the investment community may wait to evaluate our results based on the knowledge they have of last quarter’s general market conditions. As a result, we determined it was prudent to mitigate a portion of our overall equity exposure. In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by more recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.
The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

	Unaudited		Unaudited
	Quarter ended		Quarter ended
	June 30, 2009		June 30, 2008
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$13.6	2.1	16.7	0.3
7 – 12 months	14.2	2.5	3.8	0.2
Greater than 12 months	27.0	2.6	2.2	2.8

Total fixed maturities	54.8	7.2	22.7	3.3

Equities:
0 – 6 months	10.9	8.7	0.1	0.1
7 – 12 months	—	—	3.1	0.4

Total equity securities	10.9	8.7	3.2	0.5

Other investments
7 – 12 months	4.8	1.2	—	—

Total other investments	4.8	1.2	—	—

	$70.5	17.1	25.9	3.8

	Unaudited		Unaudited
	Six Months ended		Six Months ended
	June 30, 2009		June 30, 2008
Period of time in an	Fair		Fair
unrealized loss position	Value on	Realized	Value on	Realized
($ in millions)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$44.2	2.5	16.7	0.3
7 – 12 months	38.3	3.4	8.6	0.4
Greater than 12 months	36.4	3.2	2.2	2.8

Total fixed maturities	118.9	9.1	27.5	3.5

Equities:
0 – 6 months	27.3	20.3	3.6	0.5
7 – 12 months	8.2	7.4	3.2	0.5

Total equity securities	35.5	27.7	6.8	1.0

Other investments
7 – 12 months	4.8	1.2	—	—

Total other investments	4.8	1.2	—	—

	$159.2	38.0	34.3	4.5

Despite the issues surrounding the securities above, we believe that we have a quality and liquid investment portfolio. The sale of securities that produced net realized gains, or impairment charges that produced realized losses, did not change the overall liquidity of the investment portfolio. The duration of the fixed maturity portfolio as of June 30, 2009, including short-term investments, was an average 3.5 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.7 years. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.
Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
HTM securities
U.S. government and government agencies	$—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Corporate securities	—	—	—	—
ABS	1,202.1	—	2,352.6	—
CMBS	711.3	—	711.3	—
RMBS	—	—	—	—

Total HTM securities	1,913.4	—	3,063.9	—

AFS securities
U.S. government and government agencies	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—
Corporate securities	1,270.6	1,610.7	1,270.6	1,610.7
ABS	—	7,311.5	—	7,311.5
CMBS	—	—	—	—
RMBS	8,650.3	861.5	33,795.5	861.5

Total fixed maturity AFS securities	9,920.9	9,783.7	35,066.1	9,783.7
Equity securities	640.9	—	1,445.4	—

Total AFS securities	10,561.8	9,783.7	36,511.5	9,783.7

Total OTTI charges recognized in earnings	$12,475.2	9,783.7	39,575.4	9,783.7

An investment in a fixed maturity or equity security is written down if its fair value falls below its book value and the decline is considered to be other than temporary, or if we have the intent or potential requirement to sell the security. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated OCI. If we believe the decline is other than temporary, we record it as an other-than-temporary impairment, either through realized losses in earnings for the credit-related portion or through unrealized losses in accumulated OCI for the non-credit related portion. As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as: (i) the financial condition and near-term prospects of the issuer; (ii) stress testing of projected cash flows under various economic and default scenarios; and (iii) our intent regarding future sales of these securities. For further details regarding our policy with respect to assessing OTTI and determining whether these charges are realized or unrealized, see our “Critical Accounting Policies and Estimates” discussion above.

A description of the methodology and significant inputs used to measure the amount of OTTI recognized in earnings in Second Quarter and Six Months 2009 is as follows:
•	For structured securities, we utilized underlying data for each security, including information from credit agencies to determine projected future cash flows. These projections included base case and stress testing scenarios that modify expected default rates, loss severities, and prepayment assumptions. The significant inputs in the models include, among other things, the expected default rates, delinquency rates, and foreclosure costs. Based on these projections, we determined expected recovery values for each security, incorporating both base case and stress testing case scenarios. The amortized cost basis of the securities were adjusted down, if required, to the projected discounted cash flow value calculated in the OTTI review process. These downward adjustments are considered credit impairments and are charged through earnings and included:
•	$8.7 million and $33.8 million of RMBS credit OTTI charges in Second Quarter and Six Months 2009, respectively. These charges related to declines in the related cash flows of the collateral. Based on our assumptions of the expected default rates and the value of the collateral, we do not believe it is probable that we will receive all contractual cash flows for these securities;
•	$0.7 million for both Second Quarter and Six Months 2009 of CMBS credit OTTI charges. These charges related to declines in the related cash flows of the collateral. Based on our assumptions of the expected default rates and the value of the collateral, we do not believe it is probable that we will receive all contractual cash flows for these securities; and
•	$1.2 million and $2.4 million of ABS credit OTTI charges in Second Quarter and Six Months 2009, respectively. These charges related primarily to two bonds from the same issuer that were previously written down, which experienced a technical default in the first quarter of 2009 by violating indenture covenants. There has been no payment default on these securities, but we believe a payment default is imminent and have recorded impairment charges for the securities. These charges also include additional credit impairment losses on another security that was previously written down in 2008.
•	$1.3 million for the Second Quarter 2009 of corporate debt credit OTTI charges. These charges were due to an issuer-specific event, primarily related to a financial institution that we believe to be on the verge of bankruptcy. This security was sold in the third quarter of 2009 at an additional loss of $1.1 million.
•	$0.6 million and $1.4 million of equity charges in Second Quarter and Six Months 2009, respectively, including two banks, one energy company and a membership warehouse chain of stores. We believe the share price weakness of these securities is more reflective of the general malaise in the overall financial markets, as we are not aware of any significant deterioration in the fundamentals of these four companies. However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector, banking stocks in the financial services sector, and retail/wholesale store stocks make a recovery to our cost basis unlikely in the near term.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at June 30, 2009 and December 31, 2008:

	0 – 6 months[1]		7 – 12 months[1]		Greater than 12 months[1]
		Net		Net		Net
		Unrecognized		Unrecognized		Unrecognized
June 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	(Losses)	Value	(Losses)	Value	(Losses)
AFS securities
U.S. government and government agencies[2]	$30.0	(0.1)	—	—	—	—
Obligations of states and political subdivisions	26.6	(0.3)	0.1	(0.1)	5.8	(0.2)
Corporate securities	10.4	(0.1)	4.8	(0.1)	40.8	(3.6)
ABS	—	—	—	—	17.2	(1.6)
CMBS	32.3	(0.7)	—	—	—	—
RMBS	52.0	(0.6)	2.3	(1.7)	53.2	(28.0)

Total fixed maturity securities	151.3	(1.8)	7.2	(1.9)	117.0	(33.4)
Equity securities	19.8	(1.8)	12.3	(2.1)	—	—

Sub-total	$171.1	(3.6)	19.5	(4.0)	117.0	(33.4)

HTM securities
U.S. government and government agencies[2]	$50.4	(1.0)	—	—	—	—
Obligations of states and political subdivisions	216.9	(5.1)	4.3	(0.3)	67.8	(3.7)
Corporate securities	27.3	(3.5)	17.5	(1.4)	14.3	(1.8)
ABS	9.9	(2.5)	3.9	(1.5)	5.1	(2.2)
CMBS	0.3	(0.8)	5.2	(1.1)	38.4	(33.9)
RMBS	25.2	(0.4)	4.2	(0.6)	5.2	(1.8)

Sub-total	$330.0	(13.3)	35.1	(4.9)	130.8	(43.4)

Total	$501.1	(16.9)	54.6	(8.9)	247.8	(76.8)

[1]	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of FSP FAS 115-2 and 124-2.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.

	0 – 6 months[1]		7 – 12 months[1]		Greater than 12 months[1]
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in millions)	Value	(Losses)	Value	(Losses)	Value	(Losses)
AFS securities
Fixed maturity securities	$402.2	18.1	375.8	53.4	232.8	88.7
Equity securities	53.4	14.3	7.7	4.4	—	—
Other securities	4.5	1.5	—	—	—	—

Total AFS Securities	$460.1	33.9	383.5	57.8	232.8	88.7

[1]	2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.

Unrealized and unrecognized losses decreased as compared to December 31, 2008, primarily driven by improvement in the overall marketplace related to our fixed maturity portfolio coupled with a reduction in our equity portfolio as discussed above. As of June 30, 2009, 255 fixed maturity securities and 17 equity securities were in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace. However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers and stress testing of projected cash flows under various economic and default scenarios, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.
We perform impairment assessments for the structured securities included in our fixed maturity portfolio (including, but not limited to, CMBS, RMBS, ABS, and collateralized debt obligations (“CDOs”)), comprising an evaluation of the underlying collateral of these structured securities. This assessment takes into consideration the length of time the security has been in an unrealized loss position, but primarily focuses on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management. Our modeling of structured securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors. If an OTTI determination is made, we perform a discounted cash flow analysis to ascertain the amount of the credit impairment. Based on our analysis and considering that we do not have the intention to sell these securities, nor do we believe we will be required to sell these securities before recovery, we do not consider the unrealized losses above to contain other-then-temporary impairments as of June 30, 2009.
In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each issuer’s industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment. In addition, we looked for evidence of significant deterioration in the issuer’s credit worthiness. We have determined that the unrealized losses above related to corporate debt securities at June 30, 2009 are attributed to the current volatile market conditions and not to the creditworthiness of any individual issuer. We do not have the intent to sell these debt securities and do not believe we will be required to sell these securities before recovery and, as such we do not consider the unrealized losses above to contain other-than-temporary credit impairments as of June 30, 2009.
In performing our OTTI analysis for equity securities, we give consideration to, among many factors, the financial position and future prospects of the issuer, general market conditions, rating agency analyses, the length of time that the security has been in an unrealized loss position, and our intention to hold the securities in the near term. We have determined that the fair value decline of $3.9 million of equity securities held in an unrealized loss position at June 30, 2009 is attributable to reduced asset values globally, in addition to reduced equity positions and not a reflection of the financial condition of any issuer. We anticipate recovery of their values in the near term.

The following tables present information for our fixed maturity securities regarding the severity of unrealized/unrecognized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of June 30, 2009:

Fair Value as a Percentage of Amortized Cost	Unrealized/ Unrecognized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(23.2)	652.4
75% or more but less than 85% of amortized cost	(10.9)	45.4
Less than 75% of amortized cost	(64.6)	53.5

Gross unrealized/unrecognized losses on fixed maturity securities	(98.7)	751.3
Gross unrealized/unrecognized gains on fixed maturity securities	81.8	2,427.0

Net unrealized/unrecognized losses on fixed maturity securities	$(16.9)	3,178.3

	75% or more
	but less than	Less than
	85% of	75% of
Duration of Unrealized/Unrecognized Loss Position	Amortized	Amortized
($ in millions)	Cost	Cost
0 – 3 months	$(1.6)	(2.5)
4 – 6 months	(1.2)	(7.3)
7 – 9 months	(3.5)	(27.9)
10 – 12 months	(3.9)	(7.2)
Greater than 12 months	(0.7)	(19.7)

Gross unrealized/unrecognized losses	$(10.9)	(64.6)

The following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of June 30, 2009:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in millions)	Cost	Value	Losses
GS Mortgage Securities Corp II	$9.6	2.4	7.2
GSAA Home Equity Trust	10.0	5.5	4.5
Morgan Stanley Mortgage Loan	5.3	1.3	4.0
JP Morgan Chase Comm Mtg Sec – 2005	4.8	0.9	3.9
JP Morgan Chase Comm Mtg Sec – 2006	3.9	0.4	3.5
The following table presents information regarding our AFS fixed maturities that were in an unrealized loss position at June 30, 2009 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$17.9	14.4
Due after one year through five years	169.1	149.3
Due after five years through ten years	113.1	99.5
Due after ten years through fifteen years	12.5	12.3
Due after fifteen years	—	—

Total	$312.6	275.5

The following table presents information regarding our HTM fixed maturities that were in an unrealized loss position at June 30, 2009 by contractual maturity:

Contractual Maturities	Carrying	Fair
($ in millions)	Value	Value
One year or less	$52.7	46.5
Due after one year through five years	188.3	190.6
Due after five years through ten years	238.6	232.7
Due after ten years through fifteen years	26.7	26.1
Due after fifteen years	—	—

Total	$506.3	495.9

Investments Outlook
During Second Quarter 2009, the economic news began to point to a rebound, but not a recovery. After consecutive months of better than expected job loss reports, the economy lost 467,000 jobs during Second Quarter 2009, 102,000 more than expected. The unemployment rate rose to 9.5%, nearly a 26-year high, with certain economists expecting it to reach 10% at year-end and perhaps 11% by the first quarter of 2010. Worries over a continued economic slump have renewed talks of a second government stimulus program to hasten an economic recovery.
Nonetheless, Second Quarter 2009 saw a favorable credit spread rally. Credit markets eased and liquidity largely returned to numerous sectors. Interest rates rose during June with the general shift out of investment in U.S. Treasury securities into other sectors offering widening spreads. During the first quarter of 2009, the Treasury released details of its plan for ridding banks of troubled assets. The Term Asset-Backed Securities Loan Facility (“TALF”) and Public-Private Investment Program (“PPIP”) announcements led to sharp rallies in consumer ABS and senior CMBS structured finance sectors. S&P announced a revised CMBS rating methodology, leading to more downgrades in the sector. The mortgage delinquency crisis continues and it is now estimated that 22% of U.S. homeowners have negative equity in their homes. This negative equity has caused a trend of homeowners with high prime credit scores defaulting on loans, despite having the ability to make their payments.
We believe that a credit contraction is underway, involving debt pay-down, asset liquidation, and rising savings; a deflationary process that could last at least through 2010. We remain committed to building a high quality, conservative portfolio that is highly diversified among multiple asset classes and a large number of issuers as credit risk associated with legacy assets continue to rise daily. We intend to limit exposure to any single credit, as downgrade actions have material downside mark-to-market consequences. Our emphasis is to acquire government agency and agency RMBS sectors that offer credit safety, albeit with subdued yields.
We will continue our defensive equity investment strategy until: (i) a more favorable outlook for earnings becomes apparent; (ii) access to credit for corporations and consumers occurs; (iii) home prices stabilize; and (iv) an indication that the market has priced in the macro deterioration and is refocusing on company fundamentals. Our defensive equity investment strategy is to invest in companies that have: (i) a long track record of stable earnings; (ii) excellent balance sheets; (iii) high free cash flow generation; (iv) high returns on capital; and (v) proven management. Although our alternative investment portfolio has outperformed the S&P 500 Index over the long-term, we remain cautious as mark-to-market pressures have increased volatility and resulted in a general decline in value of all financial assets globally. The current credit crisis also is likely to keep the pace of merger and acquisition activity well below historical levels. While there is still long-term potential in this asset class, we also have concerns about the earnings volatility to which the alternative investments are inherently exposed. As a result, we continue to consistently review the trade-off between the potential for long-term returns and the earnings volatility of our alternative investment strategy. We currently do not intend to add any additional investments to this asset class in the near term.
As 2009 progresses, our commitment to invest for diversification across a large number of sectors and individual security positions remains steadfast. We remain optimistic that, in the near future, credit fundamentals will once again be reflected in security evaluations and start to bolster performance as fundamentals gain recognition over pressure from mark-to-market issues related to blanket forced selling.

Federal Income Taxes
Total federal income tax expense decreased $10.5 million for Second Quarter 2009 and $24.6 million in Six Months 2009, to benefits of $3.1 million and $11.1 million, respectively, compared to expense of $7.4 million for Second Quarter 2008 and $13.5 million for Six Months 2008. The decrease was attributable to decreased pre-tax income associated with the declines in investment income and net realized losses. Our effective tax rate differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. The effective tax rates for Second Quarter and Six Months 2009 were approximately (24.2)% and 133.9% compared to 20.6% and 21.6% for the comparable periods last year. For more details, see Note 9, “Federal Income Taxes,” included in Item 1. Financial Statements of this Form 10-Q.
Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Given the current market turmoil and credit crisis, we continue to carefully monitor liquidity in all entities of the organization. Our cash and short-term investment position was $207.1 million at June 30, 2009 and $216.8 million at December 31, 2008, primarily comprised of the following:
•	$27 million and $60 million, respectively, at the Parent;
•	$168 million and $138 million, respectively, at the Insurance Subsidiaries; and
•	$11 million and $15 million, respectively, at Selective HR Solutions.
We continually evaluate our liquidity levels in light of market conditions and, given recent financial market volatility, we continue to maintain higher than usual cash and short-term investment balances. The decrease in the Parent’s cash and short-term investment position was primarily attributable to the following Second Quarter 2009 activity: (i) a $20 million capital contribution to one of the Insurance Subsidiaries; (ii) a $12.3 million scheduled debt payment on our 8.87% Senior Notes; and (iii) a $6.4 million dividend payment to holders of the Parent’s common stock. All short-term investments are maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners (“NAIC”).
Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with our Indiana-domiciled Insurance Subsidiaries (the “Indiana Subsidiaries”), and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.
The Parent had no private or public issuances of stock or debt during Six Months 2009. In addition there were no borrowings under the line of credit.
We currently anticipate that the Insurance Subsidiaries will pay approximately $37 million of dividends to the Parent in 2009, $12.0 million of which was paid in the first quarter of 2009, compared to our allowable ordinary dividend amount of approximately $100 million. No dividends from the Insurance Subsidiaries were paid to the Parent in Second Quarter 2009. Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current market conditions. For additional information regarding dividend restrictions, refer to Note 9, “Indebtedness” and Note 10, “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2008 Annual Report.

As mentioned above, the Parent has a syndicated line of credit, which it entered into on August 11, 2006. This $50 million line of credit is syndicated among the following five banks: (i) Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent; (ii) JP Morgan Chase Bank, N.A.; (iii) State Street Bank and Trust Company; (iv) Branch Banking and Trust Company; and (v) TD Bank, National Association (formerly known as Commerce Bank, N.A.) (“Line of Credit”). We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the lenders are not joint and severally liable with regard to other lenders’ commitment under the agreement. As previously noted, there were no balances outstanding under this credit facility as of June 30, 2009.
The line of credit contains restrictive covenants including, among others: (i) a minimum consolidated net worth requirement; (ii) a consolidated debt-to-capitalization requirement; (iii) a minimum A.M. Best financial strength rating requirement; and (iv) restrictions regarding the pledging of any assets as collateral. All covenants were met as of June 30, 2009. The table below outlines information regarding these covenants:

	Required as of	Actual as of
As of June 30, 2009	June 30, 2009	June 30, 2009
Consolidated net worth	Minimum of $891.0 million	$946.4 million
Debt-to-capitalization ratio	Not to exceed 30%	21.7%
A.M. Best financial strength rating	Minimum of A-	A+
In the first quarter of 2009, the Indiana Subsidiaries joined and invested in the Federal Home Loan Bank of Indiana (“FHLBI”), which provides these companies with access to additional liquidity. The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent. The Indiana Subsidiaries’ aggregate investment of $0.2 million provides them with the ability to borrow up to 20 times the amount of the common stock purchased, at comparatively low borrowing rates. All borrowings from FHLBI are required to be secured by certain investments. As of the end of Second Quarter 2009, we did not have any collateral pledged with FHLBI. While the Line of Credit is in place, the Indiana Subsidiaries do not intend to borrow from FHLBI, as any borrowing would require the pledging of collateral, which is in violation of certain covenants under the Line of Credit.
The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.5 years as of June 30, 2009, while the liabilities of the Insurance Subsidiaries have a duration of 3.7 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in our 8.87% Senior Notes, of which $12.3 million was outstanding as of June 30, 2009. All such covenants were met during 2009 and 2008. For further information regarding our notes payable and the related covenants, see Note 9, “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.
At June 30, 2009, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 8.87% Senior Notes, was $287.3 million. Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service our debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2009, we had statutory surplus of approximately $873 million and GAAP stockholders’ equity of approximately $946 million. The Parent had total debt of $261.6 million at June 30, 2009, which equates to a debt-to-capital ratio of approximately 21.7%.
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
We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations and HR Outsourcing segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends. As mentioned above, the Parent made a capital contribution of $20.0 million to one of its Insurance Subsidiaries in Second Quarter 2009, thereby increasing liquidity and statutory surplus of one of the Insurance Subsidiaries.
With market conditions as they currently exist, we have added liquidity at the Insurance Subsidiary levels and during Six Months 2009, have not purchased additional buybacks under our authorized share repurchase program, which expired on July 26, 2009. In Six Months 2008, we purchased 1.8 million shares at a cost of $40.5 million under this program. Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Book value per share increased to $17.85 as of June 30, 2009 from $17.23 as of March 31, 2009, and from $16.84 as of December 31, 2008, primarily driven by the impacts of: (i) unrealized gains on our investment portfolio, which amounted to increases in book value per share of $0.43 in Second Quarter 2009 and $1.14 in Six Months 2009; and (ii) net income, which amounted to increases in book value per share of $0.30 in Second Quarter 2009 and $0.05 in Six Months 2009. Partially offsetting these gains was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.13 in Second Quarter 2009 and $0.26 in Six Months 2009.
Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2009 as “A+ (Superior),” their second highest of fifteen ratings, while our outlook was revised to “negative” from “stable.” They cited our risk-adjusted capitalization deterioration as a result of investment losses and impairment charges in 2008 as well as our ability to improve operating results in the current challenging commercial lines segment operating environment. A.M. Best currently has a negative outlook on the overall commercial lines property and casualty industry. We have been rated “A” or higher by A.M. Best for the past 79 years, with our current rating of “A+ (Superior)” being in place for the last 48 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our line of credit; or (iii) make it more expensive for us to access capital markets.

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
Off-Balance Sheet Arrangements
At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2008. We expect to have the capacity to repay and/or refinance these obligations as they come due.
At June 30, 2009, we had contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $106.8 million in other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17, “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2008 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter or Six Months 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Insurance Subsidiaries also are involved from time to time in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

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
As widely reported, financial markets in the U.S., Europe, and Asia have been experiencing extreme disruption that began in the second half of 2007. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the financial and insurance markets going forward. These concerns have also led to declines in business and consumer confidence, which have precipitated an economic slowdown and fears of a sustained recession. With economic uncertainty, the credit quality and ratings of securities in our portfolio could be adversely affected. Rating downgrades of the securities in our portfolio could cause the NAIC to apply a lower class code on a security than was originally assigned. In the event that a security has a split rating from the various rating agencies, the NAIC generally applies the second lowest of the split ratings in determining its class code. Securities with NAIC class codes of 1 or 2 are carried at amortized cost for statutory accounting purposes. However, NAIC class codes 3 through 6 require securities to be marked-to-market for statutory accounting purposes, thereby reducing statutory surplus, and potentially impacting the level of business we are able to write.
Recent financial regulatory reform provisions set forth by the federal government could pose certain risks to our operations
In Second Quarter 2009, the Obama Administration released its Financial Regulatory Reform plan which outlines certain proposed changes to regulatory oversight on financial institutions provisions. The plan calls for, among other things, heightened supervision and regulation on financial institutions, stipulations to strengthen capital levels, scrutiny on executive incentive compensation practices, potential changes to accounting standards, and tightened oversight on credit rating agencies. More particular to our industry, the plan calls for the possibility of federal regulation and potential changes to capital and liquidity requirements. It is presently unclear as what impact this legislation, if enacted, would have on our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in Second Quarter 2009:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
April 1 – 30, 2009	90	12.01	—	1,748,766
May 1 – 31, 2009	463	13.32	—	1,748,766
June 1 – 30, 2009	605	13.92	—	1,748,766

Total	1,158	13.53	—	1,748,766

[1]	During Second Quarter 2009, 1,158 shares were purchased from employees in connection with the vesting of restricted stock. These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares were purchased at the closing market prices of the Parent’s common stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4 million shares, which expired on July 26, 2009. No shares were repurchased in 2009, leaving 1,748,766 shares remaining under the authorized program at the time of expiration.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders was held on April 29, 2009. The results of the voting, which was conducted in person and by proxy, were included in Item 4. “Submission of Matters to a Vote of Security Holders” on Form 10-Q for the period ended March 31, 2009.

ITEM 6.	EXHIBITS
(a) Exhibits:

Exhibit No.
10.1
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009) (incorporated by reference herein to Appendix A of the Selective Insurance Group, Inc. Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

* 11	Statement Re: Computation of Per Share Earnings.

* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By:	/s/ Gregory E. Murphy Gregory E. Murphy	July 30, 2009
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Dale A. Thatcher Dale A. Thatcher	July 30, 2009
Executive Vice President, Chief Financial Officer and Treasurer