Form 10-Q
period 2009-09-30
SELECTIVE INSURANCE GROUP INC
filed 2009-10-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________to _____________________________

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
Yes☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
As of September 30, 2009, there were 53,074,432 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents
		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited)
	and December 31, 2008	1

	Unaudited Consolidated Statements of Income for the Quarter and Nine Months
	Ended September 30, 2009 and 2008	2

	Unaudited Consolidated Statements of Stockholders’ Equity for the
	Nine Months Ended September 30, 2009 and 2008	3

	Unaudited Consolidated Statements of Cash Flow for the
	Nine Months Ended September 30, 2009 and 2008	4

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Forward-Looking Statements	28

	Introduction	28

	Critical Accounting Policies and Estimates	29

	Financial Highlights of Results for Third Quarter 2009 and Nine Months 2009	31

	Results of Operations and Related Information by Segment	32

	Federal Income Taxes	55

	Financial Condition, Liquidity, and Capital Resources	55

	Off-Balance Sheet Arrangements	58

	Contractual Obligations and Contingent Liabilities and Commitments	58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6.	Exhibits	61

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	Unaudited
	September 30,	December 31,
($ in thousands, except share amounts)	2009	2008
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carry value
(fair value of: $1,839,893 – 2009; $1,178 – 2008)	$1,804,240	1,163
Fixed maturity securities, available-for-sale – at fair value
(amortized cost of: $1,454,184 – 2009; $3,123,346 – 2008)	1,488,186	3,034,278
Equity securities, available-for-sale – at fair value
(cost of: $76,805 – 2009; $125,947 – 2008)	89,892	132,131
Short-term investments – at cost which approximates fair value	236,896	198,111
Equity securities, trading – at fair value	-	2,569
Other investments	147,482	172,057
Total investments	3,766,696	3,540,309
Cash and cash equivalents	742	3,606
Interest and dividends due or accrued	35,494	36,538
Premiums receivable, net of allowance for uncollectible
accounts of: $5,983 – 2009; $4,237 – 2008	491,169	480,894
Reinsurance recoverable on paid losses and loss expenses	5,202	6,513
Reinsurance recoverable on unpaid losses and loss expenses	256,571	224,192
Prepaid reinsurance premiums	108,055	96,617
Current federal income tax	12,788	26,593
Deferred federal income tax	115,009	150,759
Property and equipment – at cost, net of accumulated
depreciation and amortization of: $138,756 – 2009; $129,333 – 2008	45,771	51,580
Deferred policy acquisition costs	223,694	212,319
Goodwill	7,849	7,849
Assets of discontinued operations	44,245	56,468
Other assets	45,018	51,319
Total assets	$5,158,303	4,945,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,318,856	2,256,329
Reserve for loss expenses	399,999	384,644
Unearned premiums	895,446	844,334
Notes payable	261,599	273,878
Commissions payable	43,666	48,560
Accrued salaries and benefits	104,362	118,422
Liabilities of discontinued operations	27,192	34,138
Other liabilities	120,854	94,758
Total liabilities	4,171,974	4,055,063

Stockholders' Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 95,634,290 – 2009; 95,263,508 – 2008	191,269	190,527
Additional paid-in capital	228,204	217,195
Retained earnings	1,125,415	1,128,149
Accumulated other comprehensive loss	(11,138)	(100,666)
Treasury stock – at cost (shares: 42,559,858 – 2009; 42,386,921 – 2008)	(547,421)	(544,712)
Total stockholders' equity	986,329	890,493
Commitments and contingencies
Total liabilities and stockholders' equity	$5,158,303	4,945,556

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Net premiums written	$376,718	402,739	1,117,764	1,184,087
Net increase in unearned premiums and prepaid reinsurance premiums	(20,812)	(28,031)	(39,674)	(48,738)
Net premiums earned	355,906	374,708	1,078,090	1,135,349
Net investment income earned	36,585	36,134	78,670	112,515
Net realized (losses) gains:
Net realized investment (losses) gains	(741)	12,277	3,515	25,499
Other-than-temporary impairments	(5,833)	(34,854)	(45,467)	(44,638)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	1,591	-	1,650	-
Total net realized investment losses	(4,983)	(22,577)	(40,302)	(19,139)
Other income	2,667	946	7,758	4,270
Total revenues	390,175	389,211	1,124,216	1,232,995

Expenses:
Losses incurred	198,495	215,095	602,161	635,140
Loss expenses incurred	43,537	39,453	131,114	125,288
Policy acquisition costs	114,520	119,825	342,148	370,468
Dividends to policyholders	991	1,151	2,268	3,265
Interest expense	4,751	5,036	14,618	15,472
Other expenses	6,054	7,175	18,815	20,776
Total expenses	368,348	387,735	1,111,124	1,170,409

Income from continuing operations, before federal income tax	21,827	1,476	13,092	62,586

Federal income tax expense (benefit):
Current	(426)	10,252	3,818	34,140
Deferred	1,647	(17,016)	(13,740)	(27,834)
Total federal income tax (benefit) expense	1,221	(6,764)	(9,922)	6,306

Net income from continuing operations	20,606	8,240	23,014	56,280

(Loss) income from discontinued operations	(11,746)	1,090	(11,302)	2,667
Federal income tax (benefit) expense	(4,147)	338	(4,106)	801
Total (loss) income from discontinued operations, net of tax	(7,599)	752	(7,196)	1,866

Net income	$13,007	8,992	15,818	58,146

Earnings per share:
Basic net income from continuing operations	0.39	0.16	0.44	1.07
Basic net income from discontinued operations	(0.14)	0.01	(0.14)	0.04
Basic net income	$0.25	0.17	0.30	1.11

Diluted net income from continuing operations	0.38	0.16	0.43	1.06
Diluted net income from discontinued operations	(0.14)	0.01	(0.13)	0.03
Diluted net income	$0.24	0.17	0.30	1.09

Dividends to stockholders	$0.13	0.13	0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Nine Months Ended September 30,
($ in thousands, except per share amounts)	2009		2008
Common stock:
Beginning of year	$190,527		189,306
Dividend reinvestment plan
(shares: 96,265 – 2009; 59,704 – 2008)	193		119
Convertible debentures
(shares: 45,759 – 2008)	-		92
Stock purchase and compensation plans
(shares: 274,517 – 2009; 336,191 – 2008)	549		672
End of period	191,269		190,189

Additional paid-in capital:
Beginning of year	217,195		192,627
Dividend reinvestment plan	1,136		1,267
Convertible debentures	-		645
Stock purchase and compensation plans	9,873		18,004
End of period	228,204		212,543

Retained earnings:
Beginning of year	1,128,149		1,105,946
Cumulative-effect adjustment due to fair value election under ASC 825, net of deferred income tax effect of $3,344	-		6,210
Cumulative-effect adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred income tax effect of $1,282	2,380		-
Net income	15,818	15,818	58,146	58,146
Cash dividends to stockholders ($0.39 per share – 2009;
$0.39 per share – 2008)	(20,932)		(20,922)
End of period	1,125,415		1,149,380

Accumulated other comprehensive (loss) income:
Beginning of year	(100,666)		86,043
Cumulative-effect adjustment due to fair value election under ASC 825, net of deferred income tax effect of $(3,344)	-		(6,210)
Cumulative-effect adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred income tax effect of $(1,282)	(2,380)		-
Other comprehensive income (loss), increase (decrease) in:
Unrealized (losses) gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax effect of $(537)	(998)		-
Other net unrealized gains (losses) on investment securities, net of deferred income tax effect of: $49,285 – 2009; $(59,737) – 2008	91,529		(110,940)
Total unrealized gains (losses) on investment securities	90,531	90,531	(110,940)	(110,940)
Defined benefit pension plans, net of deferred income tax effect of: $742 – 2009; $48 – 2008	1,377	1,377	88	88
End of period	(11,138)		(31,019)
Comprehensive income (loss)		107,726		(52,706)

Treasury stock:
Beginning of year	(544,712)		(497,879)
Acquisition of treasury stock
(shares: 172,937 – 2009; 1,979,043 – 2008)	(2,709)		(45,450)
End of period	(547,421)		(543,329)
Total stockholders’ equity	$986,329		977,764

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months ended
	September 30,
($ in thousands)	2009	2008
Operating Activities
Net income	$15,818	58,146

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,045	21,329
Stock-based compensation expense	9,178	14,094
Undistributed losses of equity method investments	26,744	812
Net realized losses	40,302	19,139
Postretirement life curtailment benefit	(4,217)	-
Deferred tax	(17,666)	(27,360)
Unrealized loss on trading securities	(262)	6,448
Goodwill impairment	12,214	-

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	46,320	88,638
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	39,121	48,609
Decrease in net federal income tax recoverable	13,252	7,842
Increase in premiums receivable	(10,275)	(46,697)
(Increase) decrease in deferred policy acquisition costs	(11,375)	2,331
Decrease in interest and dividends due or accrued	1,038	623
Decrease in reinsurance recoverable on paid losses and loss expenses	1,311	2,363
Decrease in accrued salaries and benefits	(10,920)	(6,473)
Decrease in accrued insurance expenses	(4,242)	(15,849)
Purchase of trading securities	-	(6,587)
Sale of trading securities	2,831	17,586
Other-net	(2,905)	7,097
Net adjustments	151,494	133,945
Net cash provided by operating activities	167,312	192,091

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	(158,827)	-
Purchase of fixed maturity securities, available-for-sale	(757,538)	(437,003)
Purchase of equity securities, available-for-sale	(75,856)	(50,551)
Purchase of other investments	(13,466)	(44,380)
Purchase of short-term investments	(1,600,685)	(1,591,302)
Sale of fixed maturity securities, held-to-maturity	5,819	-
Sale of fixed maturity securities, available-for-sale	470,202	112,890
Sale of short-term investments	1,561,901	1,599,629
Redemption and maturities of fixed maturity securities, held-to-maturity	197,095	4,530
Redemption and maturities of fixed maturity securities, available-for-sale	88,402	229,598
Sale of equity securities, available-for-sale	125,211	63,143
Proceeds from other investments	23,149	11,263
Purchase of property and equipment	(4,139)	(5,535)
Net cash used in investing activities	(138,732)	(107,718)

Financing Activities
Dividends to stockholders	(19,833)	(19,391)
Acquisition of treasury stock	(2,709)	(45,450)
Principal payment of notes payable	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	2,914	5,747
Excess tax benefits from share-based payment arrangements	(1,125)	1,570
Principal payments of convertible bonds	-	(8,754)
Net cash used in financing activities	(33,053)	(78,578)
Net (decrease) increase in cash and cash equivalents	(4,473)	5,795
Net (decrease) increase in cash and cash equivalents from discontinued operations	(1,609)	4,334
Net (decrease) increase in cash and cash equivalents from continuing operations	(2,864)	1,461
Cash and cash equivalents from continuing operations, beginning of year	3,606	1,965
Cash and cash equivalents from continuing operations, end of period	$742	3,426

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers property and casualty insurance products.  Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey.  The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”

We classify our business into two operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.; and
•	Investments.

These segments reflect the following changes from our historical segments of:  Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and human resource administration outsourcing (“HR Outsourcing”)):
•
In the process of periodically reviewing our operating segments, we reclassified our Flood operations in the first quarter of 2009 to be included within our Insurance Operations segment, reflecting the way we are now managing this business.  We believe these reporting changes better enable investors to view us the way our management views our operations.

•
During Third Quarter 2009, we entered into a plan to dispose of Selective HR Solutions, Inc. (“Selective HR”), which comprised our HR Outsourcing segment, causing the elimination of this operating segment.  See Note 15. “Discontinued Operations” of this Form 10-Q for additional information.

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the third quarters ended September 30, 2009 (“Third Quarter 2009”) and September 30, 2008 (“Third Quarter 2008”) and the nine-month periods ended September 30, 2009 (“Nine Months 2009”) and September 30, 2008 (“Nine Months 2008”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).

NOTE 3.	Reclassification
Certain prior year amounts in these Financial Statements and related footnotes have been reclassified to reflect Selective HR as a discontinued operation.  For additional information regarding our plan to dispose of this subsidiary, see Note 15. “Discontinued Operations” of this Form 10-Q.  Such reclassifications had no effect on our net income, stockholders’ equity, or cash flows.

NOTE 4.	Adoption of Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which was formerly referred to as FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 .  This guidance delayed previously issued fair value guidance until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  The adoption of this guidance did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued guidance under ASC 944, Financial Services – Insurance (“ASC 944”), which was formerly referred to as FASB Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.   This guidance applies to financial guarantee insurance and reinsurance contracts that are:  (i) issued by enterprises that are included within the scope of ASC 944; and (ii) not accounted for as derivative instruments.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued guidance under ASC 470, Debt , which was formerly referred to as FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) .  This guidance applies to convertible debt instruments that, by their stated terms, may be completely or partially settled in cash (or other assets) upon conversion, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging ..  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption did not have a material impact on our financial condition or results of operations for any period presented.

In June 2008, the FASB issued guidance under ASC 260, Earnings Per Share , which was formerly referred to as FSP No. EITF 03-6-1, D etermining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance addresses the treatment of unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption did not have a material impact on our calculation of earnings per share for any period presented.

In December 2008, the FASB issued guidance under ASC 715, Compensation – Retirement Benefits , which was formerly referred to as FSP FAS 132(R)-1, an amendment to FASB Statement No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Post-retirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires employers of public and nonpublic entities to disclose more information about the following:
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

•	Fair-value measurements, and the fair-value techniques and inputs used to measure plan assets similar to the requirements set forth under ASC 820 (i.e.: Level 1, 2 & 3); and
•	Significant concentrations of risk within plan assets.
The disclosure requirements are effective for years ending after December 15, 2009.

In April 2009, the FASB issued guidance under ASC 820, which was formerly referred to as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This guidance addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity.  Under this guidance, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions may be needed.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and our adoption on April 1, 2009 did not have a material impact on our financial condition or results of operations. We have included the required disclosures in the following notes to the consolidated financial statements where applicable.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities , which was formerly referred to as FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This guidance introduces the concept of credit and non-credit other-than-temporary impairment (“OTTI”) charges on fixed maturity securities.  Under this guidance, when an OTTI of a fixed maturity security has occurred, the amount of the OTTI charge recognized in earnings depends on whether a company: (i) intends to sell the security; or (ii) will more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date.  For impairments of fixed maturity securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its projected net present value of future cash flows (referred to as the “credit impairment”).  Any difference between the fair value and the projected net present value of future cash flows at the impairment measurement date is recorded in other comprehensive income (“OCI”) (referred to as the “non-credit impairment”).  Prior to our adoption of this guidance on April 1, 2009, an OTTI recognized in earnings for fixed maturity securities was equal to the total difference between its amortized cost and fair value at the time of impairment.  We were also required to analyze securities held as of the adoption date which have had past OTTI charges in order to quantify a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated OCI upon adoption.  This cumulative effect adjustment amounted to $2.4 million, net of deferred tax, which decreased accumulated OCI and increased retained earnings.  Also upon adoption, we increased the amortized cost of these securities by $3.7 million, representing non-credit related impairments recognized in earnings prior to our adoption of this guidance.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  See Note 6. “Investments” below for information regarding our credit and non-credit OTTI charges.  In addition, we have included the required disclosures in the following notes to the consolidated financial statements where applicable.

In April 2009, the FASB issued guidance under ASC 825, Financial Instruments , which was formerly referred to as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods.  The disclosure requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  We have included the required disclosures of the update in the following notes to the consolidated financial statements where applicable.

In June 2009, the FASB issued an update to ASC 855, Subsequent Events , which was formerly referred to as FASB Statement of Financial Accounting Standards No. FAS 165, Subsequent Events.  Under this guidance, we are required to disclose that we have analyzed subsequent events through October 29, 2009, the date on which these Financial Statements are issued.  Requirements concerning the accounting and disclosure of subsequent events under this guidance are not significantly different from those contained in existing auditing standards and, as a result, our adoption of the update did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance under ASC 860, Transfers and Servicings , which was previously referred to as FASB Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets .  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity” (“SPE”); (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance under ASC 810, Consolidation, which was formerly referred to as FASB Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. (46).  This guidance requires a company to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the company:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance under ASC 105 , Generally Accepted Accounting Principles, which was formerly known as FASB Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 .  This guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under authority of federal security laws will remain authoritative GAAP for SEC registrants.  This guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As the Codification did not change existing GAAP, the adoption did not have an impact on our financial condition or results of operations.

In August 2009, the FASB issued ASC Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, which provides guidance on the fair value measurement of liabilities that are traded as assets in the marketplace (i.e. debt obligations).  In circumstances in which the quoted price in an active market is not available for an identical liability, a company should measure fair value using one or more of the following valuation techniques:  (i) quoted price of the identical liability when traded as an asset; (ii) quoted prices for similar liabilities when traded as an asset; or (iii) a valuation technique that is based on the amount that the company would pay or receive to transfer an identical liability.  This guidance is effective for the first reporting period beginning after August 26, 2009.  The adoption did not have a material impact on our financial condition or results of operations.

In September 2009, the FASB issued ASC Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate New Asset Value per Share (or Its Equivalent) ..  This update provides guidance in estimating the fair value of a company’s investments in investment companies when the investment does not have a readily determinable fair value.  It permits the use of the investment’s net asset value as a practical expedient to determine fair value.  This guidance also requires additional disclosure of the attributes of these investments such as:  (i) the nature of any restrictions on the reporting entity’s ability to redeem its investment; (ii) unfunded commitments; and (iii) investment strategies of the investees.  This guidance is effective for periods ending after December 15, 2009.  We expect that the adoption will not have a material impact on our financial condition or results of operations.

NOTE 5.	Statement of Cash Flows
Our cash paid during the year for interest and federal income taxes, as well as non-cash financing activities, was as follows for Nine Months 2009 and Nine Months 2008:

($ in thousands)	Nine Months 2009	Nine Months 2008
Cash paid (received) during the period for:
Interest	$11,879	12,518
Federal income tax	(8,500)	25,050

Supplemental schedule of non-cash financing transactions:
Conversion of convertible debentures	-	169

NOTE 6.	Investments
(a)	Net unrealized gains (losses) on investments included in other comprehensive income (loss) by asset class are as follows:

($ in thousands)	September 30, 2009	December 31, 2008
Available-for-sale (“AFS”) securities:
Fixed maturity securities	$34,002	(89,068)
Equity securities	13,087	(3,370)
Other investments	-	(1,478)
Total AFS securities	47,089	(93,916)

Held-to-maturity (“HTM”) securities:
Fixed maturity securities	4,165	-
Total HTM securities	4,165	-

Total net unrealized gains (losses)	51,254	(93,916)
Deferred income tax (expense) benefit	(17,938)	32,871
Cumulative effect adjustment due to adoption of OTTI accounting guidance, net of deferred income tax	2,380	-
Cumulative effect adjustment due to adoption of fair value option, net of tax	-	6,210
Net unrealized gains (losses), net of deferred income tax	$35,696	(54,835)
Increase (decrease) in net unrealized gains,
net of deferred income tax expense (benefit)	$90,531	(148,895)

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

September 30, 2009 ($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
U.S. government and government agencies[1]	$171,071	5,946	177,017	2,838	(154)	179,701
Obligations of states and political
subdivisions	1,197,409	36,072	1,233,481	22,143	(1,185)	1,254,439
Corporate securities	107,526	(6,320)	101,206	9,093	(699)	109,600
Asset-backed securities (“ABS”)	37,515	(6,867)	30,648	3,539	(145)	34,042
Commercial mortgage-backed
securities (“CMBS”)	130,020	(26,562)	103,458	6,959	(9,671)	100,746
Residential mortgage-backed
securities (“RMBS”)	156,534	1,896	158,430	3,162	(227)	161,365
Total HTM fixed maturity securities	$1,800,075	4,165	1,804,240	47,734	(12,081)	1,839,893
1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

December 31, 2008	Carrying	Unrecognized	Unrecognized	Fair
($ in thousands)	Value	Holding Gains	Holding Losses	Value
Obligations of states and political subdivisions	$1,146	71	(58)	1,159
Mortgage-backed securities (“MBS”)	17	2	-	19
Total HTM fixed maturity securities	$1,163	73	(58)	1,178

The increase in our HTM securities in 2009 was primarily attributable to a $1.9 billion transfer of previously designated AFS securities to a HTM designation.  We reassess the classification designation of each security we hold at each balance sheet date.  The reclassification of these securities is permitted because we have determined that we have the ability and the intent to hold these securities as an investment until maturity or call.  We transferred these previously designated AFS securities to a HTM designation to preserve capital.  Upon transfer from AFS to HTM, the difference between par value and fair value at the date of transfer is amortized as a yield adjustment over the expected life of the security.

Unrecognized holding gains/losses of HTM securities are not reflected in the financial statements, as they represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI  charge is recognized on a HTM security, through the date of the balance sheet.  However, the securities transferred have unrealized gains/losses that are reflected in accumulated OCI on the Consolidated Balance Sheet, net of subsequent amortization, which is being recognized over the life of the securities.  Our HTM securities had an average duration of 3.5 years as of September 30, 2009.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

September 30, 2009	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$348,545	4,363	(38)	352,870
Obligations of states and political subdivisions	380,214	26,890	(47)	407,057
Corporate securities	301,500	17,348	(769)	318,079
ABS	24,006	243	(430)	23,819
CMBS	81,598	3,069	-	84,667
RMBS	318,321	4,471	(21,098)	301,694
AFS fixed maturity securities	1,454,184	56,384	(22,382)	1,488,186
AFS equity securities	76,805	14,635	(1,548)	89,892
Total AFS securities	$1,530,989	71,019	(23,930)	1,578,078
1 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2008	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$235,540	16,611	-	252,151
Obligations of states and political subdivisions	1,739,349	38,863	(20,247)	1,757,965
Corporate securities	389,386	7,277	(30,127)	366,536
ABS	76,758	6	(15,346)	61,418
MBS	682,313	8,332	(94,437)	596,208
AFS fixed maturity securities	3,123,346	71,089	(160,157)	3,034,278
AFS equity securities	125,947	24,845	(18,661)	132,131
Total AFS securities	$3,249,293	95,934	(178,818)	3,166,409
1 U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized gains/losses represent market value fluctuations from the later of:  (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated OCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in an unrealized/unrecognized loss position at September 30, 2009 and December 31, 2008, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a loss position:

September 30, 2009	Less than 12 months[1]			12 months or longer[1]
($ in thousands)	Fair Value	Unrealized (Losses)[2]	Unrecognized (Losses)[3]	Fair Value	Unrealized Losses[2]	Unrecognized Losses[3]
AFS securities
U.S. government and government agencies[4]	$19,994	(38)	-	-	-	-
Obligations of states and political subdivisions	-	-	-	3,550	(47)	-
Corporate securities	4,975	(17)	-	22,701	(752)	-
ABS	-	-	-	13,570	(430)	-
CMBS	-	-	-	-	-	-
RMBS	25,933	(6,753)	-	34,629	(14,345)	-
Total fixed maturity securities	50,902	(6,808)	-	74,450	(15,574)	-
Equity securities	5,819	(328)	-	8,154	(1,220)	-
Sub-total	$56,721	(7,136)	-	82,604	(16,794)	-

HTM securities
U.S. government and government agencies[4]	$9,894	-	(106)	-	-	-
Obligations of states and political subdivisions	6,721	(12)	(44)	101,851	(5,820)	2,248
Corporate securities	4,880	(1,102)	982	27,233	(5,362)	3,043
ABS	-	-	-	20,498	(6,683)	2,830
CMBS	593	(555)	(286)	29,798	(24,691)	(5,980)
RMBS	5,150	-	(86)	5,857	(1,110)	(72)
Sub-total	27,238	(1,669)	460	185,237	(43,666)	2,069

Total	$83,959	(8,805)	460	267,841	(60,460)	2,069
1  The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI guidance in the second quarter of 2009 and for securities that were transferred from an AFS to an HTM category.
2 Gross unrealized gains/(losses) include non-OTTI unrealized amounts and OTTI losses recognized in accumulated OCI at September 30, 2009.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position at September 30, 2009.
3 Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI  charge is recognized on a HTM security.
4 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2008[1]	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS securities
U.S. government and government agencies[2]	$-	-	-	-
Obligations of states and political subdivisions	354,615	(11,565)	128,130	(8,682)
Corporate securities	162,339	(20,109)	30,087	(10,018)
ABS	42,142	(7,769)	15,336	(7,577)
Agency MBS	2,910	(8)	6,092	(1,241)
Non-agency MBS	178,235	(28,095)	90,937	(65,093)
Total fixed maturity securities	740,241	(67,546)	270,582	(92,611)
Equity securities	61,147	(18,661)	-	-
Other investments	4,528	(1,478)	-	-
Total securities in a temporary unrealized loss position	$805,916	(87,685)	270,582	(92,611)

1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.
2 U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized losses decreased compared to December 31, 2008, primarily because of general improvement in the overall marketplace for our fixed maturity portfolio and the reduction in our equity portfolio as discussed below.  As of September 30, 2009, 150 fixed maturity securities and nine equity securities were in an unrealized/unrecognized loss position.  At December 31, 2008, 355 fixed maturity securities, 45 equity securities, and one other investment security were in an unrealized loss position.

We have reviewed the securities in the tables above in accordance with our OTTI policy.  As of September 2009, the overall Standard and Poor’s credit quality rating of our fixed maturity securities was “AA+” and these securities are performing according to their contractual terms.  The assessment of whether a decline in value is temporary includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. Broad changes in the overall market or interest rate environment generally will not lead to a credit related write-down.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

We perform impairment assessments for the structured securities in our fixed maturity portfolio (including, but not limited to, CMBS, RMBS, ABS, and collateralized debt obligations (“CDOs”)), including an evaluation of the underlying collateral of these structured securities.  This assessment takes into consideration the length of time the security has been in an unrealized loss position, but primarily focuses on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management.  Our OTTI modeling of structured securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance and other relevant economic and performance factors.  If an OTTI determination is made, we perform a discounted cash flow analysis to ascertain the amount of the credit impairment.

In performing our assessment on all of the structured securities in our fixed maturity portfolio, we observed that our HTM CMBS portfolio with unrealized/unrecognized losses greater than 12 months, which was comprised of 14 securities, has shown a decline in fair value of approximately 86%, or $30.7 million, as compared to its carrying value.  During our OTTI analysis, we stressed these 14 securities under various scenarios with loss severities that generally ranged from approximately 20% to 50%, based on loan-to-value ratios, as well as conditional default rates that generally ranged from 1.0 to 2.5.  In addition, when performing our OTTI analysis, we observed that our AFS RMBS portfolio with unrealized losses of 12 months or greater, which was comprised of 20 securities, has shown a decline in fair value of approximately 29%, or $14.3 million, as compared to its carrying value.  During our OTTI analysis, we stressed securities comprising $12.1 million, or 85%, of the $14.3 million unrealized balance under various scenarios with loss severities that generally ranged from approximately 40% to 45%, based on loan-to-value ratios, as well as conditional default rates that generally ranged from 0.33 to 7.0.  For both the above mentioned CMBS and RMBS securities, there were no signs of impairment seen under any of the modeled scenarios.  Furthermore, we considered the following facts and circumstances:  (i) these securities have experienced low delinquencies and in certain cases no losses to date; (ii) generally these securities have experienced increased collateral support over origination; and (iii) generally these securities have loan-to-value ratios that support the valuation.  As a result of our analysis and as we do not have the intent to sell these securities and do not believe we will be required to sell these securities, we have concluded that these securities are not other-than-temporarily impaired.

In performing our OTTI analysis for corporate debt securities, we analyzed the general market condition of each issuer’s industry, particularly the financial services sector, as well as the geographic area of the issuer given the current economic environment.  In addition, we looked for evidence of significant deterioration in the issuer’s credit worthiness.  We have determined that the unrealized losses above related to corporate debt securities at September 30, 2009 are attributed to the current volatile market conditions and not to the creditworthiness of any individual issuer.  We do not have the intent to sell these debt securities and do not believe we will be required to sell these securities before recovery and, as such, we do not consider the unrealized losses above to contain other-than-temporary credit impairments as of September 30, 2009.

In performing our OTTI analysis for equity securities, we give consideration to, among many factors, the financial position and future prospects of the issuer, general market conditions, the length of time that the security has been in an unrealized loss position, and our intent to hold the security in the near term.  We have determined that the unrealized losses above are attributable to reduced asset values globally and not a reflection of the financial condition of any issuer.  The $1.2 million of equity securities with unrealized losses of 12 months or greater is comprised of investments in four financially sound companies whose average market value is approximately 87% of their related cost.  It is likely that these investments will recover their value in the near term.

(e) Fixed-maturity securities at September 30, 2009, by contractual maturity are shown below.  MBS are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at September 30, 2009:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$257,341	259,434
Due after one year through five years	846,932	864,482
Due after five years through ten years	661,259	674,844
Due after ten years through fifteen years	38,708	41,133
Total HTM fixed maturity securities	$1,804,240	1,839,893

Listed below are AFS fixed maturity securities at September 30, 2009:

($ in thousands)	Fair Value
Due in one year or less	$125,151
Due after one year through five years	810,086
Due after five years through ten years	528,600
Due after ten years through fifteen years	24,349
Total AFS fixed maturity securities	$1,488,186

(f) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2009
	September 30,	December 31,	Remaining
($ in millions)	2009	2008	Commitment
Alternative Investments
Energy/Power Generation	$32.5	35.8	10.9
Distressed Debt	30.1	29.8	4.6
Private Equity	20.1	22.8	18.6
Secondary Private Equity	20.0	24.1	25.7
Real Estate	18.6	23.4	13.6
Mezzanine Financing	18.3	23.2	28.6
Venture Capital	5.6	5.9	2.0
Total Alternative Investments	145.2	165.0	104.0
Other Securities	2.3	7.1	-
Total Other Investments	$147.5	172.1	104.0

The decrease in Other Investments of $24.6 million for 2009 compared to 2008 was primarily due to the $26.8 million decrease in the fair value of our alternative investments partially offset by $7.0 million in net contributions.  In addition, we sold $4.8 million in Other securities during the second quarter of 2009.

The following is a description of our alternative investment strategies:

Energy / Power Generation
This strategy invests primarily in cash flow generating assets in the coal, natural gas, power generation, and electric and gas transmission and distribution industries.

Distressed Debt
This strategy makes direct and indirect investments in debt and equity securities of companies that are experiencing financial and/or operational distress.  Investments include buying indebtedness of bankrupt or financially-troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages and similar non-U.S. securities and debt obligations.  This strategy also includes a fund of funds component.

Private Equity
This strategy makes private equity investments primarily in established large and middle market companies across diverse industries in North America, Europe and Asia.

Secondary Private Equity
This strategy purchases seasoned private equity funds from investors desiring liquidity prior to normal fund termination.  Investments are made across all sectors of the private equity market, including leveraged buyouts, venture capital, distressed securities, mezzanine financing, real estate, and infrastructure.

Real Estate
This strategy invests opportunistically in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

Mezzanine Financing
This strategy provides privately negotiated fixed income securities, generally with an equity component, to leveraged buyout (“LBO”) firms and private and publicly traded large, mid and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

Venture Capital
In general, these investments are venture capital investments made principally by investing in equity securities of privately held corporations, for long-term capital appreciation.  This strategy also makes private equity investments in growth equity and buyout partnerships.

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility.  At this time, our alternative investment strategies do not include hedge funds.  At September 30, 2009, we have contractual obligations that expire at various dates through 2023 to further invest up to $104.0 million in alternative investments.  There is no certainty that any such additional investment will be required.

(g) The components of net investment income earned were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Fixed maturity securities	$34,747	36,851	106,980	109,681
Equity securities, dividend income	551	1,004	1,562	3,683
Trading securities, change in fair value	-	(4,817)	262	(6,448)
Short-term investments	237	976	1,161	3,703
Other investments	2,713	3,295	(26,451)	5,595
Investment expenses	(1,663)	(1,175)	(4,844)	(3,699)
Net investment income earned	$36,585	36,134	78,670	112,515

(h) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2009 ($ in thousands)	Gross	Included in OCI	Recognized in earnings
Fixed maturity securities
Corporate securities	$-	-	-
ABS	68	-	68
CMBS	-	-	-
RMBS	5,473	1,591	3,882
Total fixed maturity securities	5,541	1,591	3,950
Equity securities	292	-	292
OTTI losses	$5,833	1,591	4,242

Third Quarter 2008 ($ in thousands)	Gross	Included in OCI	Recognized in earnings
Fixed maturity securities
Corporate securities	$8,590	-	8,590
ABS	7,367	-	7,367
CMBS	6,338	-	6,338
RMBS	2,951	-	2,951
Total fixed maturity securities	25,246	-	25,246
Equity securities	4,823	-	4,823
Other	4,785	-	4,785
OTTI losses	$34,854	-	34,854

Nine Months 2009 ($ in thousands)	Gross	Included in OCI	Recognized in earnings
Fixed maturity securities
Corporate securities	$1,270	-	1,270
ABS	1,595	(826)	2,421
CMBS	1,417	706	711
RMBS	39,447	1,770	37,677
Total fixed maturity securities	43,729	1,650	42,079
Equity securities	1,738	-	1,738
OTTI losses	$45,467	1,650	43,817

Nine Months 2008 ($ in thousands)	Gross	Included in OCI	Recognized in earnings
Fixed maturity securities
Corporate securities	$10,201	-	10,201
ABS	14,679	-	14,679
CMBS	6,338	-	6,338
RMBS	3,812	-	3,812
Total fixed maturity securities	35,030	-	35,030
Equity securities	4,823	-	4,823
Other	4,785	-	4,785
OTTI losses	$44,638	-	44,638

The following table sets forth, as of the dates indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)
Balance, June 30, 2009	$11,391
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	-
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings	-
because of intention or potential requirement to sell before recovery of amortized cost	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	72
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected	-
to be collected	-
Balance, September 30, 2009	$11,463

($ in thousands)
Balance, March 31, 2009	$-
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	9,395
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings	-
because of intention or potential requirement to sell before recovery of amortized cost	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,068
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected	-
to be collected	-
Balance, September 30, 2009	$11,463

In addition to our discussion in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report, below is additional information regarding the methodology and significant inputs that we used to measure the amount of OTTI recognized in earnings in Third Quarter and Nine Months 2009:

•
For structured securities, we utilized underlying data for each security, including information from credit agencies, to determine projected future cash flows.  These projections included base case and stress testing scenarios that modify expected default rates, loss severities, and prepayment assumptions based on type and vintage.  Generally the range of the conditional default rates used in the scenarios are:

o	CMBS:	1.00 – 2.50
o	Alternative-A securities (“Alt-A”) fixed structured securities:	0.50 – 6.00
o	Alt-A hybrid structured securities:	1.00 – 7.00
o	All other fixed structured securities:	0.07 – 1.00
o	All other hybrid structured securities:	0.33 – 1.50

In determining the loss severity used within the scenarios, we used a current, or estimated, loan-to-value ratio multiplied by an estimated 60% loss on that exposure.  Based on these projections, we determined expected recovery values for each security, incorporating both base case and stress testing case scenarios.  The amortized cost bases of the securities were adjusted down, if required, to the projected discounted cash flow value calculated in the OTTI review process.  These downward adjustments are considered credit impairments and are charged through earnings and included:

o
$3.9 million and $37.7 million of RMBS credit OTTI charges in Third Quarter and Nine Months 2009, respectively.  As of September 30, 2009, we had the intention to sell one security in a loss position and, as a result, recorded an OTTI charge in Third Quarter 2009 for the related $3.8 million unrealized loss position on this security.  Additional charges taken during the year related to securities that experienced declines in the cash flows of their underlying collateral.  Based on our assumptions within the ranges of the conditional default rates and loss severities outlined above, we do not believe it is probable that we will receive all contractual cash flows for these securities.

o
There were no CMBS credit OTTI charges in Third Quarter 2009 and $0.7 million for Nine Months 2009.  These charges related to declines in the related cash flows of the collateral.  For these securities, based on our assumptions within the ranges of the conditional default rates and loss severities outlined above, we do not believe it is probable that we will receive all contractual cash flows for these securities.

o
$0.1 million and $2.4 million of ABS credit OTTI charges in Third Quarter and Nine Months 2009, respectively.  These charges related primarily to two bonds from the same issuer, who is currently in technical default, that were previously written down.  These charges also include additional credit impairment losses on another security that was previously written down in 2008 which, based on our current assumptions of the conditional default rates and loss severities, indicate that it is probable that we will not receive all contractual cash flows for this security.

•
$1.3 million for Nine Months 2009 of corporate debt credit OTTI charges.  In assessing corporate debt securities for OTTI, we evaluate, among other things, the issuer’s ability to meet its debt obligations, the value of the company, and, if applicable, the value of specific collateral securing the position.  This second quarter of 2009 charge was primarily related to a financial institution issuer that was on the verge of bankruptcy.  This security was sold in Third Quarter 2009 at an additional loss of $1.1 million.

To determine the credit loss, we discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition.  For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

•
$0.3 million and $1.7 million of equity charges in Third Quarter and Nine Months 2009, respectively, related to two banks, one bank exchange traded fund, one energy company, and a membership warehouse chain of stores.  We believe the share price weakness of these securities is more reflective of general overall financial market conditions, as we are not aware of any significant deterioration in the fundamentals of these four companies.  However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector, banking stocks in the financial services sector, and retail/wholesale store stocks make a recovery to our cost basis unlikely in the near term.

(i) The components of net realized (losses) gains, excluding OTTI charges, were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
HTM fixed maturity securities
Gains	$81	17	219	27
Losses	(236)	(1)	(530)	(1)
AFS fixed maturity securities
Gains	4,154	26	17,752	1,084
Losses	(4,441)	(2,337)	(13,400)	(6,851)
AFS equity securities
Gains	551	14,087	29,257	31,784
Losses	-	(871)	(27,744)	(1,900)
Other investments
Gains	-	1,356	-	1,356
Losses	(850)	-	(2,039)	-
Total other net realized investment gains (losses)	(741)	12,277	3,515	25,499
Total OTTI charges recognized in earnings	(4,242)	(34,854)	(43,817)	(44,638)
Total net realized losses	$(4,983)	(22,577)	(40,302)	(19,139)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.

Proceeds from the sale of AFS securities were $100.5 million in Third Quarter 2009 and $595.4 million in Nine Months 2009.  Of the $4.4 million of realized losses incurred from sales of AFS fixed maturity securities during Third Quarter 2009, $4.2 million was attributable to four securities on which we had taken previous OTTI charges as we had the intention to sell these securities.  Additional sales of AFS fixed maturity securities that resulted in realized losses were driven by further declines in the issuers’ creditworthiness and liquidity.

We sold equity securities in both the first and second quarters of 2009.  During the second quarter of 2009, A.M. Best changed our ratings outlook from “Stable” to “Negative” due, in part, to the impact of the investment portfolio on capital levels.  To reduce risk, during the second quarter of 2009, we sold $31.1 million of equity securities for a net realized loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.  In addition, certain equity securities were sold in the first quarter of 2009, in an effort to reduce overall portfolio risk resulting in a net realized loss of approximately $0.2 million.  The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March 2009.  In addition, the Parent’s market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believe to be due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believe the investment community may wait to evaluate our results based on the knowledge they have of last quarter’s general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

NOTE 7.	Fair Value Measurements
The following tables provide quantitative disclosures regarding the fair value of our financial instruments:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial assets
Fixed maturity securities:
HTM	$1,804,240	1,839,893	1,163	1,178
AFS	1,488,186	1,488,186	3,034,278	3,034,278
Equity securities:
AFS	89,892	89,892	132,131	132,131
Trading	-	-	2,569	2,569
Short-term investments	236,896	236,896	198,111	198,111
Other securities	2,246	2,246	7,040	7,040

Financial liabilities
Notes payable:[1]
8.87% Senior Notes Series B	12,300	12,689	24,600	25,592
7.25% Senior Notes	49,899	48,535	49,895	42,221
6.70% Senior Notes	99,400	78,525	99,383	72,000
7.50% Junior Notes	100,000	84,200	100,000	59,680
Total notes payable	261,599	223,949	273,878	199,493

1 Our notes payable are subject to certain debt covenants that were met in their entirety in 2008 and Nine Months 2009.  For further discussion regarding the debt covenants, refer to Note 9. “Indebtedness” in the 2008 Annual Report.

The fair values of our investment portfolio are generated using various valuation techniques, which are as follows:
a.
For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilize a market approach, wherein we use quoted prices in an active market for identical assets.  The source of these prices is one primary external pricing service, which we validate against a second external pricing service.  Significant variances between pricing from the two pricing services are challenged with the respective pricing service, the resolution of which determines the price utilized.  These securities are classified as Level 1 in the fair value hierarchy.

b.
For the majority of our fixed maturity portfolio, approximately 99%, we also utilize a market approach, using primarily matrix pricing models prepared by external pricing services.  Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded.  We utilize up to two pricing services in order to obtain prices on our fixed maturity portfolio.  As a matter of policy, we consistently use one of the pricing services as our primary source and we use the second pricing service in certain circumstances where prices were not available from the primary pricing service.  In order to validate the prices utilized for reasonableness, we validate them in one of two ways: (i) randomly sampling the population and verifying the price to a separate third party source; or (ii) analytically validating the entire portfolio against a third pricing service.  Historically, we have not experienced significant variances in prices and therefore we have consistently used either our primary or secondary pricing service.  These prices are typically Level 2 in the fair value hierarchy.

For approximately 1% of our fixed maturity portfolio, we are unable to obtain a price from either our primary or secondary pricing service; therefore, we obtain non-binding broker quotes for such securities.  These quotes are reviewed for reasonableness by internal investment professionals and are generally classified as Level 2 in the fair value hierarchy as the brokers are generally using market information to determine the quotes.

c.
Short-term investments are carried at cost, which approximates fair value.  Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately a week of the financial statement close.  These securities are Level 1 in the fair value hierarchy.  Our investments in other miscellaneous securities are generally accounted for at fair value based on net asset value and included in Level 2 in the fair value hierarchy.

Fair values of our financial liabilities were generated using various valuation techniques.  The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices. The fair value of the 8.87% Senior Notes due May 4, 2010 is estimated using a cash flow analysis based upon our current incremental borrowing rate for the remaining term of the loan.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at 9/30/09 Using
($ in thousands)	Assets Measured at Fair Value at 9/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$352,870	31,582	321,288	-
Obligations of states and political subdivisions	407,057	-	407,057	-
Corporate securities	318,079	-	318,079	-
ABS	23,819	-	23,819	-
CMBS	84,667	-	84,667	-
RMBS	301,694	-	301,694	-
Total fixed maturity securities	1,488,186	31,582	1,456,604	-
Equity securities	89,892	89,892	-	-
Short-term investments	236,896	236,896	-	-
Other investments	2,246	-	2,246	-

Measured on a non-recurring basis:
Goodwill	9,573	-	-	9,573
Total assets	$1,826,793	358,370	1,458,850	9,573
1 U.S. government includes corporate securities fully guaranteed by the FDIC.

		Fair Value Measurements at 12/31/08 Using
($ in thousands)	Assets Measured at Fair Value at 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
Trading securities:
Equity securities	$2,569	2,569	-	-
AFS securities:
Fixed maturity securities	3,034,278	94,811	2,939,467	-
Equity securities	132,131	132,131	-	-
Short-term investments	198,111	198,111	-	-
Other investments	7,040	-	7,040	-

Measured on a non-recurring basis:
Goodwill	21,788	-	-	21,788
Total assets	$3,395,917	427,622	2,946,507	21,788

Certain assets are measured at fair value on a nonrecurring basis.  Due to the economic deterioration that occurred during 2008 and 2009 in the U.S., our near-term financial projections for our HR Outsourcing reporting unit were not sufficient to support its carrying value.  As a result, in Third Quarter 2009, a pre-tax goodwill impairment loss of $12.2 million was recognized for this reporting unit, which is included in “(Loss)/Income from discontinued operations, net of tax” in our Consolidated Statement of Income.  In addition, during the fourth quarter of 2008, also due to near-term financial projections not sufficient to support our HR Outsourcing reporting unit’s carrying value, a pre-tax goodwill impairment loss of $4.0 million was recognized.  Fair value was determined using various inputs including, but not limited to:  expected present value of future cash flows, comparison to similar companies, market multiples, and other factors.  Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame.  Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, competitive forces, cost structures, and changes in discount rates.

NOTE 8.	Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption.  For more information concerning reinsurance, refer to Note 7. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report.
	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Premiums written:
Direct	$435,169	458,952	1,294,019	1,343,072
Assumed	11,250	11,541	18,611	19,198
Ceded	(69,701)	(67,754)	(194,866)	(178,183)
Net	$376,718	402,739	1,117,764	1,184,087

Premiums earned:
Direct	$413,007	424,928	1,244,840	1,273,647
Assumed	5,944	6,570	16,677	22,125
Ceded	(63,045)	(56,790)	(183,427)	(160,423)
Net	$355,906	374,708	1,078,090	1,135,349

Losses and loss expenses incurred:
Direct	$264,650	286,390	793,995	847,434
Assumed	4,134	4,718	11,207	15,031
Ceded	(26,752)	(36,560)	(71,927)	(102,037)
Net	$242,032	254,548	733,275	760,428

Ceded losses and loss expenses incurred, excluding Flood losses, increased by $15.2 million in Third Quarter 2009 compared to Third Quarter 2008 and $35.1 million in Nine Months 2009 compared to Nine Months 2008 due to normal volatility in losses that are ceded to our reinsurers under our casualty excess of loss treaty.

The ceded premiums and losses related to our Flood operations are as follows:

National Flood Insurance Program	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Ceded premiums written	$(48,375)	(48,083)	(137,205)	(129,446)
Ceded premiums earned	(43,432)	(39,144)	(127,858)	(113,209)
Ceded losses and loss expenses incurred	(8,729)	(33,739)	(19,829)	(85,058)

NOTE 9.	Segment Information
We have classified our operations into two segments, the disaggregated results of which are reported to and used by senior management to manage our operations:
•
Insurance Operations, which is evaluated based on statutory underwriting results (net premiums earned (“NPE”), incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios; and

•	Investments, which is evaluated based on net investment income and net realized gains and losses.

As discussed in Note 1, we revised our segments as follows in 2009:
•	During the first quarter of 2009, we realigned our Flood operations to be part of our Insurance Operations segment, which reflects how senior management evaluates our results.
•
During Third Quarter 2009, we entered into a plan to dispose of Selective HR, which comprised our HR Outsourcing segment. The results of Selective HR operations are included in “(Loss) income from discontinued operations, net of tax” in our Consolidated Statements of Income.  See Note 15. “Discontinued Operations” for additional information on this planned disposal.

We do not aggregate any of our operating segments.  All historical data presented has been restated to reflect our current operating segments.  Our goodwill balance for our operating segments was $7.8 million at September 30, 2009 and December 31, 2008 and related to our Insurance Operations segment.  The remaining goodwill balance for our discontinued operation was $9.6 million at September 30, 2009 and $21.8 million at December 31, 2008.  These balances are reflected in “Assets from discontinued operations” on the Consolidated Balance Sheets.  See Note 15. “Discontinued Operations” for information regarding the goodwill impairment charge recognized in Nine Months 2009.

Our subsidiaries provide services to each other in the normal course of business.  These transactions totaled $2.3 million in Third Quarter 2009 and $6.9 million in Nine Months 2009 compared to $3.6 million in Third Quarter 2008 and $10.5 million in Nine Months 2008.  These transactions were eliminated in all consolidated statements herein.  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and, therefore, do not allocate assets to the segments.

The following tables present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from continuing operations by segment	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Insurance Operations:
Net premiums earned:
Commercial automobile	$75,513	75,411	226,698	232,393
Workers compensation	64,742	78,383	201,709	234,351
General liability	88,280	97,861	274,357	301,062
Commercial property	49,880	48,742	147,735	147,253
Business owners’ policy	15,804	14,389	46,565	42,914
Bonds	4,634	4,732	13,817	14,225
Other	2,426	2,331	7,188	6,939
Total commercial lines	301,279	321,849	918,069	979,137
Personal automobile	33,319	33,280	99,205	98,827
Homeowners	18,613	17,230	53,337	50,776
Other	2,695	2,349	7,479	6,609
Total personal lines	54,627	52,859	160,021	156,212
Total net premiums earned	355,906	374,708	1,078,090	1,135,349
Miscellaneous income	2,657	569	7,720	3,035
Total Insurance Operations revenues	358,563	375,277	1,085,810	1,138,384
Investments:
Net investment income	36,585	36,134	78,670	112,515
Net realized loss on investments	(4,983)	(22,577)	(40,302)	(19,139)
Total investment revenues	31,602	13,557	38,368	93,376
Total all segments	390,165	388,834	1,124,178	1,231,760
Other income	10	377	38	1,235
Total revenues from continuing operations	$390,175	389,211	1,124,216	1,232,995

Income from continuing operations, before federal income tax	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Insurance Operations:
Commercial lines underwriting	$2,171	1,741	10,185	8,421
Personal lines underwriting	(2,313)	(2,935)	(7,258)	(6,882)
Underwriting (loss) income, before federal income tax	(142)	(1,194)	2,927	1,539
GAAP combined ratio	100.0%	100.3	99.7%	99.9
Statutory combined ratio	99.8%	97.6	99.6%	98.2
Investments:
Net investment income	36,585	36,134	78,670	112,515
Net realized loss on investments	(4,983)	(22,577)	(40,302)	(19,139)
Total investment income, before federal income tax	31,602	13,557	38,368	93,376
Total all segments	31,460	12,363	41,295	94,915
Interest expense	(4,751)	(5,036)	(14,618)	(15,472)
General corporate and other expenses	(4,882)	(5,851)	(13,585)	(16,857)

Income from continuing operations, before federal income tax	$21,827	1,476	13,092	62,586

NOTE 10.	Federal Income Taxes
(a)	A reconciliation of federal income tax on pre-tax earnings from continuing operations at the corporate rate to the effective tax rate is as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Tax at statutory rate of 35%	$7,639	517	4,582	21,905
Tax-advantaged interest	(4,482)	(4,894)	(13,953)	(14,180)
Dividends received deduction	(119)	(162)	(303)	(681)
Interim period tax rate adjustment	(1,326)	(2,331)	237	(1,305)
Other	(491)	106	(485)	567
Federal income tax (benefit) expense from continuing operations	$1,221	(6,764)	(9,922)	6,306

The above referenced interim period tax rate adjustment is the result of the difference between our projected effective tax rate for our full year results as compared to the actual effective tax rate experienced during the interim period.  The size of this adjustment can vary from interim period to interim period depending on how proportionately comparable the interim period components at varying tax rates are to the anticipated full year results.

NOTE 11.	Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan.  For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” in our 2008 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$1,531	1,741	-	31
Interest cost	2,695	2,510	79	118
Expected return on plan assets	(2,243)	(2,967)	-	-
Amortization of unrecognized prior service cost (credit)	38	38	-	(44)
Amortization of unrecognized net loss	1,202	34	-	-
Net periodic cost	$3,223	1,356	79	105

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Nine Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2009	2008	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$5,538	5,258	32	192
Interest cost	8,237	7,391	270	387
Expected return on plan assets	(6,977)	(8,888)	-	-
Amortization of unrecognized prior service cost (credit)	113	113	(44)	(60)
Amortization of unrecognized net loss	3,437	83	-	-
Curtailment benefit	-	-	(4,217)	-
Net periodic cost (benefit)	$10,348	3,957	(3,959)	519

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.24%	6.50	6.24%	6.50
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	4.00%	4.00

In the first quarter of 2009, Selective Insurance Company of America eliminated the benefits under the Retirement Life Plan to active employees.  This elimination resulted in a curtailment to the plan, the benefit of which was $4.2 million in Nine Months 2009 and was comprised of:  (i) a $2.8 million reversal of the Retirement Life Plan liability; and (ii) a $1.4 million reversal of prior service credits and net actuarial losses included in Accumulated Other Comprehensive Loss.

We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2009, $6.8 million of which has been funded as of September 30, 2009.

NOTE 12.	Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for Third Quarter 2009 and Third Quarter 2008 are as follows:

Third Quarter 2009
($ in thousands)	Gross	Tax	Net
Net income	$10,081	(2,926)	13,007
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	44,637	15,624	29,013
Portion of OTTI recognized in OCI	(1,508)	(528)	(980)
Amortization of net unrealized gains on HTM securities	(3,976)	(1,392)	(2,584)
Reclassification adjustment for losses included in net
income	7,375	2,581	4,794
Net unrealized gains	46,528	16,285	30,243
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,202	421	781
Prior service cost	38	13	25
Defined benefit pension plans	1,240	434	806
Comprehensive income	$57,849	13,793	44,056

Third Quarter 2008
($ in thousands)	Gross	Tax	Net
Net income	$2,566	(6,426)	8,992
Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(93,834)	(32,842)	(60,992)
Reclassification adjustment for losses included in net
income	22,593	7,908	14,685
Net unrealized losses	(71,241)	(24,934)	(46,307)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	34	12	22
Prior service cost	(6)	(2)	(4)
Defined benefit pension plans	28	10	18
Comprehensive loss	$(68,647)	(31,350)	(37,297)

The components of comprehensive income (loss), both gross and net of tax, for Nine Months 2009 and Nine Months 2008 are as follows:

Nine Months 2009
($ in thousands)	Gross	Tax	Net
Net income	$1,790	(14,028)	15,818
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	100,912	35,320	65,592
Portion of OTTI recognized in OCI	(1,535)	(537)	(998)
Amortization of net unrealized gains on HTM securities	427	149	278
Reclassification adjustment for losses included in net income	39,475	13,816	25,659
Net unrealized gains	139,279	48,748	90,531
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	3,437	1,203	2,234
Curtailment benefit	(1,387)	(485)	(902)
Prior service cost	69	24	45
Defined benefit pension plans	2,119	742	1,377
Comprehensive income	$143,188	35,462	107,726

Nine Months 2008
($ in thousands)	Gross	Tax	Net
Net income	$65,253	7,107	58,146
Components of other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses during the period	(189,842)	(66,445)	(123,397)
Reclassification adjustment for losses included in net income	19,165	6,708	12,457
Net unrealized losses	(170,677)	(59,737)	(110,940)
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	83	29	54
Prior service cost	53	19	34
Defined benefit pension plans	136	48	88
Comprehensive loss	$(105,288)	(52,582)	(52,706)

The balances of, and changes in, each component of accumulated OCI (net of taxes) as of September 30, 2009 are as follows:

September 30, 2009				Defined
	Net Unrealized Gain (Loss)			Benefit	Total
	OTTI	HTM	All	Pension	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2008	$-	-	(54,836)	(45,830)	(100,666)
Reclassification of HTM securities	-	1,870	-	-	1,870
Adoption of OTTI guidance under ASC 320	(2,380)	-	-	-	(2,380)
Changes in component during period	(998)	2,523	87,136	1,377	90,038
Balance, September 30, 2009	$(3,378)	4,393	32,300	(44,453)	(11,138)

NOTE 13.     Commitments and Contingencies
At September 30, 2009, we had contractual obligations to invest up to an additional $104.0 million in other investments that expire at various dates through 2023.  There is no certainty that any such additional investment will be required.

NOTE 14.     Litigation
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

NOTE 15.     Discontinued Operations
In Third Quarter 2009, we adopted a plan to sell 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations.  We anticipate that the sale will close on or around January 1, 2010.  Under the sale agreement, which was signed on October 27, 2009, we will receive initial proceeds of approximately $1.5 million upon execution of the sale.  In addition, we will receive future contingent payments, valued at $11.2 million, based on the ability of the purchaser to retain and generate new worksite lives through the independent agents who currently distribute the HR Outsourcing products.  At September 30, 2009, we estimated the fair value of Selective HR to be approximately $12.7 million.  As this value was not sufficient to support Selective HR’s carrying value, we have recognized an after-tax goodwill impairment loss of $7.9 million.  This loss, which is net of a tax benefit of $4.3 million, is included in discontinued operations on the consolidated statements of income.

We have reclassified prior and current period amounts on the consolidated financial statements to present the assets, liabilities, and operating results of Selective HR as a discontinued operation.

Operating results of discontinued operations are as follows:
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Net revenue	$10,641	12,695	34,414	41,311
Pre-tax (loss) profit	(11,746)	1,090	(11,302)	2,667
After-tax (loss) profit	(7,599)	752	(7,196)	1,866

Intercompany transactions related to the discontinued operations are as follows:
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Net revenue	$2,318	3,196	6,857	9,725

Assets of discontinued operations are comprised of the following:
	September 30,	December 31,
($ in thousands)	2009	2008
Cash and cash equivalents	$13,428	15,037
Other trade receivables, net of allowance for uncollectible accounts of $162 – 2009; $164 - 2008	20,270	18,922
Property and equipment – at cost, net of accumulated depreciation and amortization of $2,955 – 2009; $3,276 - 2008	129	117
Current federal income tax	287	-
Goodwill	9,573	21,788
Other assets	558	604
Total assets from discontinued operations	$44,245	56,468

Liabilities of discontinued operations are comprised of the following:
	September 30,	December 31,
($ in thousands)	2009	2008
Accrued salaries and benefits	$26,214	28,628
Other liabilities	947	1,286
Current federal income tax	-	266
Deferred federal income tax	31	3,958
Total liabilities from discontinued operations	$27,192	34,138

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

Introduction
We offer property and casualty insurance products and human resource administration outsourcing services through our various subsidiaries.  We classify our businesses into two operating segments:  (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines, including our flood line of business (“Personal Lines”) and (ii) Investments.  These segments reflect a change from our historical segments of:  Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and human resource administration outsourcing (“HR Outsourcing”)).  In the process of periodically reviewing our operating segments, we reclassified our Flood operations in the first quarter of 2009 to be included within our Insurance Operations segment, which reflects the way we are now managing this business.  We believe these reporting changes will better enable investors to view us the way our management views our operations and provide more consistency with how our peers report their business.  During Third Quarter 2009, we entered into a plan to dispose our HR Outsourcing segment, which caused the elimination of this operating segment.  Our revised segments are reflected throughout this report for all periods presented.  See Note 15. “Discontinued Operations”  in Item 1.”Financial Statements” of this Form 10-Q for additional information.

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

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Third Quarter 2009 and Nine Months 2009;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

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

Other-Than-Temporary Investment Impairments
An investment in a fixed maturity, equity security or an other investment (i.e., an alternative investment), is impaired if its fair value falls below its cost/amortized cost and the decline is considered to be other than temporary.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of an available-for-sale (“AFS”) security is temporary, we record the decline as an unrealized loss in accumulated other comprehensive income (“OCI”).  Temporary declines in the value of a held-to-maturity (“HTM”) security are not recognized in the financial statements.  Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

If there is a decline in fair value on a fixed maturity security that we intend to sell or, more-likely-than-not, may be required to sell, the impairment is considered other-than-temporary and is charged to earnings as a component of realized losses.  However, if we do not intend to sell the security and if we do not believe we will be required to sell the security, we then determine whether the amortized cost basis of the security is expected to be recovered.  If we do not expect recovery to occur, the impairment is considered other than temporary and is charged to earnings as a component of realized losses.  When assessing the recoverability of the amortized cost basis, we compare the present value of the cash flows that we expect to be collected from the security to the amortized cost basis of the security.  Any shortfall in the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a “credit impairment.”  Any shortfall between the present value of expected cash flows to be collected in relation to the fair value of the security is referred to as a “non-credit impairment.”  Credit impairments are charged to earnings as a component of realized losses while non-credit impairments are recorded to OCI as a component of unrealized losses.

We perform impairment assessments for the structured securities in our fixed maturity portfolio (including, but not limited to, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities  (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”)), and corporate debt, including an evaluation of the underlying collateral of these structured securities.  This assessment takes into consideration the length of time for which the security has been in an unrealized loss position, but primarily focuses on the performance of the underlying collateral under various economic and default scenarios that may involve subjective judgments and estimates by management.  Our modeling of these securities involves various factors, such as projected default rates, the nature and realizable value of the collateral, the ability of the security to make scheduled payments, historical performance, and other relevant economic and performance factors.  If an OTTI determination is made, we perform a discounted cash flow analysis to ascertain the amount of the credit impairment.

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

•	The recent income or loss of the issuer;
•	The independent auditors’ report on the issuer’s recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Rating agency announcements; and
•	The length of time and the extent to which the fair value has been less than the carrying value.

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

Financial Highlights of Results for Third Quarter 2009 and Nine Months 2009

Financial Highlights	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands, except per share amounts)	2009	2008	Points		2009	2008	Points

Revenues	$390,175	389,211	-%		$1,124,216	1,232,995	(9	) %
Net income from continuing operations	20,606	8,240	150		23,014	56,280	(59)
Net income	13,007	8,992	45		15,818	58,146	(73)
Diluted net income per share from continuing operations	0.38	0.16	138		0.43	1.06	(59)
Diluted net income per share	0.24	0.17	41		0.30	1.09	(72)
Diluted weighted-average outstanding shares	53,548	52,994	1		53,312	53,397	-
GAAP combined ratio	100.0%	100.3	(0.3	)pts	99.7%	99.9	(0.2	)pts
Statutory combined ratio	99.8%	97.6	2.2		99.6%	98.2	1.4
Annualized return on average equity	5.4%	3.6	1.8	pts	2.2%	7.5	(5.3	)pts

Net income from continuing operations increased in Third Quarter 2009 compared to Third Quarter 2008 due to:
•
Pre-tax realized losses on investment securities that decreased $17.6 million, to $5.0 million, primarily driven by a decline in non-cash OTTI charges of  $30.6 million, to $4.2 million in Third Quarter 2009 from $34.9 million in Third Quarter 2008, due to the equity market disruption and unprecedented collateral deterioration across the credit markets during Third Quarter 2008.

Partially offsetting this item was:
o
The federal income tax benefit that decreased $8.0 million, to $1.2 million, due to lower pre-tax realized losses during the current period.  For additional information, see Note 10. “Federal Income Taxes” in Item 1. “Financial Statements” of this Form 10-Q.

Net income from continuing operations decreased in Nine Months 2009 compared to Nine Months 2008 due to:
•
Pre-tax net investment income that decreased $33.8 million, to $78.7 million.  This decrease was primarily driven by losses on our other investments portfolio, which includes alternative investments.  Alternative investment pre-tax losses of $26.7 million for Nine Months 2009, compared to pre-tax gains of $5.4 million for Nine Months 2008, were a result of a decline in asset values due to the continued volatility in the global capital markets and the dislocation of the credit markets that occurred during Third Quarter 2008 and continued through the first half of 2009.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships that primarily report results to us on a one quarter lag.  As a result, the above mentioned pre-tax losses reflect the performance for the majority of these investments through June 30, 2009.

•
Pre-tax realized losses on investment securities that increased $21.2 million, to $40.3 million.  While we sold equity positions in both Nine Months 2009 and 2008 in an effort to reduce overall portfolio risk, the 2009 sales resulted in net realized gains of $1.5 million, while the 2008 sales resulted in net realized gains of $29.9 million, a reduction of $28.4 million.  Partially offsetting these losses were net realized gains on the sale of AFS fixed maturity securities in Nine Months 2009.  For additional information regarding our realized gains and losses, refer to the section below entitled “Investments.”

•
The tax impact of the items above resulted in a reduction in federal tax expense from continuing operations of $16.2 million, to a federal tax benefit of $9.9 million, which also lowered the comparative period’s effective tax rate.  For additional information, see Note 10. “Federal Income Taxes” in Item 1. “Financial Statements” of this Form 10-Q.

In addition to the above items, net income includes the operating results of Selective HR Inc., which comprised our HR Outsourcing reporting unit, for which we entered into a definitive agreement to sell on October 27, 2009.  This reporting unit has been classified as a discontinued operation as of September 30, 2009 and its operating results reflect the impact of a $7.9 million after-tax goodwill impairment charge as our financial projections for this business were not sufficient to support its carrying value.  See Note 15. “Discontinued Operations” for additional information.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 960 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 84% of net premium written (“NPW”), and (ii) Personal Lines, which markets primarily to individuals and represents approximately 16% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2008 Annual Report.  As mentioned above in the section entitled, “Introduction,” effective as of  the first quarter of 2009, the results of our Flood operations are now included within our Insurance Operations segment, consistent with our management of these operations.  This change to our segment reporting is reflected throughout this report for all periods presented.

Summary of Insurance Operations

All Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$376,718	402,739	(6	) %	1,117,764	1,184,087	(6	) %
Net premium earned (“NPE”)	355,906	374,708	(5)		1,078,090	1,135,349	(5)
Less:
Losses and loss expenses incurred	242,032	254,548	(5)		733,275	760,428	(4)
Net underwriting expenses incurred	113,025	120,203	(6)		339,620	370,117	(8)
Dividends to policyholders	991	1,151	(14)		2,268	3,265	(31)
Underwriting (loss) income	$(142)	(1,194)	88%		2,927	1,539	90%
GAAP Ratios:
Loss and loss expense ratio	68.0%	67.9	0.1	pts	68.0%	67.0	1.0	pts
Underwriting expense ratio	31.7%	32.1	(0.4)		31.5%	32.6	(1.1)
Dividends to policyholders ratio	0.3%	0.3	-		0.2%	0.3	(0.1)
Combined ratio	100.0%	100.3	(0.3)		99.7%	99.9	(0.2)
Statutory Ratios:
Loss and loss expense ratio	68.1%	67.9	0.2		68.0%	67.0	1.0
Underwriting expense ratio	31.4%	29.4	2.0		31.4%	30.9	0.5
Dividends to policyholders ratio	0.3%	0.3	-		0.2%	0.3	(0.1)
Combined ratio	99.8%	97.6	2.2	pts	99.6%	98.2	1.4	pts

•
NPW decreased in both Third Quarter and Nine Months 2009 compared to Third Quarter and Nine Months 2008 due to the continued economic recession and the competitive insurance marketplace.  We have experienced the most significant NPW decreases in our workers compensation and general liability lines of businesses due to reduced levels of exposure given the reduction in payroll and sales consistent with the current unemployment level and economic slowdown.  These factors are evidenced by the following:

o
Reductions in endorsement and audit activity of $17.1 million, to a net return premium of $18.0 million, in Third Quarter 2009 and $46.2 million, to a net return premium of $55.2 million, in Nine Months 2009;

o
Reductions in net renewals of $4.7 million, to $324.7 million, in Third Quarter 2009 and $23.4 million, to $966.8 million, in Nine Months 2009, including a reduction in Commercial Lines retention of 2 points in Third Quarter 2009, to 75%, and 2 points, to 76%, in Nine Months 2009; and

o	Reductions in new business premiums of $4.8 million, to $79.7 million in Third Quarter 2009.

Partially offsetting the Nine Months 2009 items discussed above was an improvement in new business premium, which increased by $11.4 million, to $244.9 million, compared to the same period last year.

Although renewal premiums are down, renewal pure price increased by 1.5% for Third Quarter 2009, resulting in the second consecutive quarter of Commercial Lines pure price increases.  This increase is compared to a decrease in renewal pure price of 3.2% for Third Quarter 2008.  For Nine Months 2009, renewal pure price is up 0.4% compared to a decrease of 3.1% for Nine Months 2008.

•
NPE decreases in Third Quarter 2009 and Nine Months 2009 compared to the same periods last year, are consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2009 as compared to the twelve-month period ended September 30, 2008.  This decrease was primarily driven by a decrease in exposure coupled with premiums written in 2008, which experienced a decrease in pure price of 3.1% in 2008, earning in over the course of 2009.

•
For Third Quarter 2009 compared to Third Quarter 2008, the GAAP loss and loss expense ratio increased 0.1 point, reflecting casualty loss costs that have outpaced premiums in the current accident year partially offset by catastrophe losses that were $10.9 million, or 2.9 points, lower in Third Quarter 2009 at $1.9 million.

The 1.0-point increase in the GAAP loss and loss expense ratio for Nine Months 2009 compared to Nine Months 2008 was primarily attributable to casualty loss costs that have outpaced premiums in the current accident year coupled with non-catastrophe property losses that increased 1.8 points, to $155.0 million.  Partially offsetting these increases were:  (i) catastrophe losses that were 1.9 points lower than last year at $8.5 million; and (ii) favorable prior year casualty development of approximately $23 million, or 2.2 points, in Nine Months 2009 compared to $9.0 million, or 0.8 points, in Nine Months 2008.  The development in 2009 is primarily due to favorable results in our 2007 and prior accident years for our workers compensation line, partially offset by unfavorable prior year development in our 2008 accident year on this line.

•
Decreases in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2009, were primarily attributable to several expense initiatives implemented in 2008 and during the first quarter of 2009.  These initiatives included, but were not limited to:  (i) workforce reductions in 2008 that resulted in a $3.4 million charge in the first quarter of 2008; (ii) the re-domestication of two of the Insurance Subsidiaries to Indiana in June 2008; (iii) targeted changes to agency commissions that were implemented in most states in July 2008; (iv) the consolidation of our purchasing power with fewer vendors and their desire to lock up longer-term contracts; and (v) the elimination of retiree life insurance benefits for current employees amounting to a total benefit of $4.2 million, pre-tax, in the first quarter of 2009.  Partially offsetting these actions is the impact of reduced NPE resulting from the economic recession and the competitive nature of the marketplace, as discussed above, which has negatively impacted pricing and exposure over the past year.

Our statutory expense ratios have increased in Third Quarter and Nine Months 2009 compared to the same periods last year due in part, to reduced NPW as discussed above.  As these premiums are earned, they will begin to unfavorably impact the GAAP underwriting expense ratio.

Insurance Operations Outlook
During Nine Months 2009, we continued to see a trend toward higher Commercial Lines and Personal Lines pricing in our Insurance Operations segment.  As previously discussed, our Commercial Lines renewal pure pricing increased 1.5% for Third Quarter 2009, the second consecutive quarter of Commercial Lines pure price increases.  We believe these price increases, which were achieved while maintaining a delicate balance with retention, demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  During the second quarter of 2009, our pure price increase of 0.6% was consistent with the 0.5% increase indicated in the Commercial Lines Insurance Pricing Survey (“CLIPS”) second quarter 2009 report.  As for our Personal Lines operations, we have seen an increase in NPW during Third Quarter 2009 driven by:  (i) 21 rate increases that went into effect during Nine Months 2009; and (ii) new business premium, which has increased $4.8 million during the quarter.

We will continue to manage our book of business in the fourth quarter of 2009 by:  (i) balancing anticipated Commercial Lines pure price increases with retention; and (ii) anticipating that nine additional rate changes will be effective, which is expected to generate approximately $5 million in additional premium in Personal Lines.  We continue to believe that the cycle management tools we have in place are performing as we intended in the current market condition.  These tools protect us from writing business that we believe will ultimately be unprofitable and, over the long run as pricing and exposures improve, will better position us to return to targeted return on equity levels.

The overall outlook on the industry for 2009 from key rating agencies is as follows:
•
A.M. Best – A.M. Best reported in their report entitled “6-Month Financial Review,” that the industry’s NPW declined approximately 4.5% during the first half of 2009 due to the prolonged period of a competitive marketplace. They believe that although personal lines rates have started to increase modestly, the overall property and casualty insurance market will not harden until 2010.  A.M. Best states that absent a major catastrophic event, the industry’s continued focus on disciplined underwriting and prudent capital management should turn an operating profit for 2009.

•
Fitch Ratings (“Fitch”) – Fitch projects an industry-wide statutory combined ratio of 102.0% (excluding mortgage and financial insurance sectors) for 2009, reflecting their belief that underwriting results will not improve significantly as premiums are projected to have insignificant growth.  In addition, they anticipate that underwriting results will be adversely impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

•
Standard & Poor’s (“S&P”) – S&P released a mid-year update in which they stated that they are maintaining a negative outlook for the U.S. property and casualty insurance industry because of competitive pricing and investment losses that have significantly decreased surplus.  S&P believes that rating downgrades will exceed upgrades for the industry during 2009.

Our Commercial Lines business reported a statutory combined ratio of 99.5% and 98.9% for Third Quarter 2009 and Nine Months 2009, respectively, while our Personal Lines business reported a statutory combined ratio of 101.8% and 103.6% for the same periods.  In an effort to write profitable business in the current commercial and personal lines market conditions, we have implemented a clearly defined plan to improve risk selection and mitigate higher frequency and severity trends to complement our strong agency relationships and unique field-based model.

Our focus for 2009 continues to include the following:
•	Deploying updated Commercial Lines predictive modeling tools to improve individual account underwriting and pricing.
•
Personal Lines rate increases effective in 2009 are expected to generate approximately $11 million in additional premium.  In Nine Months 2009 we have implemented 21 rate increases of 3% or more, and anticipate implementing another six rate changes of at least 3% by year end.  This is in addition to 19 filed rate changes that were effective across our Personal Lines footprint in 2008 which generated approximately $15 million in premium.

•
Claims Strategic Program underway with a focus on enhancing areas of:  (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) enhanced potential fraud and recovery recognition through use of advanced systems analytics; (iv) advanced claims automation; and (v) enhanced vendor management.

•
Sales management efforts, including our market planning tools and leads program.  Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in underpenetrated territories.  We have continued to expand our independent agency count, which now stands at approximately 960 agencies across our footprint.  These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.  In addition, we use our predictive modeling and business analytics to build tools that help agents identify potential new customers.

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

•
Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system.  Average premiums of approximately $271,000 per workday were processed through our One & Done® small business system during Third Quarter 2009, up 2% from the same period last year.

•
Strategically expanding our business in our footprint states, including Tennessee, in which we began operations in June 2008.  In the first 16 months of operations in this state, we wrote premium of approximately $17 million.

We are positively revising our full year 2009 combined ratio guidance to approximately 101% on both a GAAP and statutory basis.  This change reflects the improved profitability we have seen year to date and includes our assumptions for fourth quarter catastrophe losses of approximately one point.  It does not assume any reserve development, favorable or unfavorable.

Review of Underwriting Results by Line of Business

Commercial Lines Results

Commercial Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$314,428	346,507	(9	) %	946,499	1,021,910	(7	) %
NPE	301,279	321,849	(6)		918,069	979,137	(6)
Less:
Losses and loss expenses incurred	202,256	213,859	(5)		613,822	643,181	(5)
Net underwriting expenses incurred	95,861	105,098	(9)		291,794	324,270	(10)
Dividends to policyholders	991	1,151	(14)		2,268	3,265	(31)
Underwriting income	$2,171	1,741	25%		10,185	8,421	21%
GAAP Ratios:
Loss and loss expense ratio	67.1%	66.4	0.7	pts	66.9%	65.7	1.2	pts
Underwriting expense ratio	31.9%	32.7	(0.8)		31.8%	33.1	(1.3)
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.2%	0.3	(0.1)
Combined ratio	99.3%	99.5	(0.2)		98.9%	99.1	(0.2)
Statutory Ratios:
Loss and loss expense ratio	67.1%	66.5	0.6		66.9%	65.6	1.3
Underwriting expense ratio	32.1%	29.8	2.3		31.8%	31.5	0.3
Dividends to policyholders ratio	0.3%	0.4	(0.1)		0.2%	0.3	(0.1)
Combined ratio	99.5%	96.7	2.8	pts	98.9%	97.4	1.5	pts

•
NPW decreased in Third Quarter and Nine Months 2009 compared to the same periods last year due to the continued economic recession and competitive insurance marketplace.  We have experienced the most significant decreases in our workers compensation and general liability lines of businesses due to reduced levels of exposure given the reduction in payroll and sales consistent with the current unemployment level.  These factors are evidenced by the following:

o
Reductions in endorsement and audit activity of $17.1 million, to a net return premium of $18.2 million, in Third Quarter 2009 and $45.2 million, to a net return premium of $55.1 million, in Nine Months 2009;

o
Reductions in net renewals of $6.5 million, to $276.9 million, in Third Quarter 2009, and $28.6 million, to $830.2 million, in Nine Months 2009 including reductions in retention of 2 points during both Third Quarter and Nine Months 2009 to 75% and 76%, respectively, partially offset by renewal pure price increases of 1.5% in Third Quarter 2009 compared to renewal pure price decreases of 3.2% in Third Quarter 2008 and increases of 0.4% during Nine Months 2009 compared to decreases of 3.1% in Nine Months 2008; and

o	Reductions in new business of $9.6 million, to $63.9 million, in Third Quarter 2009.

Partially offsetting the Nine Months 2009 items discussed above was an improvement in new business premium, which increased by $5.5 million, to $205.2 million, compared to the same period last year.

•
NPE decreases in Third Quarter 2009 and Nine Months 2009 compared to the same periods last year, are consistent with the fluctuation in NPW for the  twelve-month period ended September 30, 2009 as compared to the twelve-month period ended September 30, 2008.  This decrease was primarily driven by a decrease in exposure coupled with premiums written in 2008, which experienced a decrease in renewal pure price of 3.1% in 2008 as mentioned above, earning in over the course of 2009.

•
The 0.7-point increase in the GAAP loss and loss expense ratio in Third Quarter 2009 compared to Third Quarter 2008 was primarily attributable to an increase in casualty loss costs that have outpaced premium in the current accident year.  This item was partially offset by:  (i) a decrease in catastrophe  losses of $9.0 million, or 2.7 points; and (ii) approximately $8 million, or 2.7 points, of favorable casualty prior year development in Third Quarter 2009 compared to approximately $4 million, or 1.4 points, in Third Quarter 2008.  The development in 2009 was primarily due to favorable results in our 2006 and prior accident years for our general liability line.  The development in 2008 was primarily due to favorable results in our 2007 and prior accident years primarily in our workers compensation line of business.

The 1.2-point increase in the GAAP loss and loss expense ratio in Nine Months 2009 compared to Nine Months 2008 was primarily attributable to an increase in casualty loss costs that have outpaced premium in the current accident year.  Partially offsetting this increase was:  (i) favorable casualty prior year development of approximately $21 million, or 2.3 points, in Nine Months 2009 compared to approximately $8 million, or 0.8 points, in Nine Months 2008; and (ii) a decrease in property losses of $14.2 million, or 0.7 points, compared to Nine Months 2008.  The 2009 prior year development was driven primarily by favorable activity in the 2007 and prior accident years partially offset by unfavorable development in the 2008 accident year.

•
Improvements in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2009 compared to the same periods last year were primarily attributable to the expense initiatives that we implemented in 2008 and 2009 as mentioned above, including a $2.5 million total benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009 that, when combined with the $2.9 million restructuring charge in the first quarter of 2008, contributed to the year over year improvement in the underwriting ratio.  Partially offsetting these actions was the impact of reduced NPE resulting from the economic recession and the competitive nature of the marketplace, as discussed above, which has negatively impacted pricing and exposure over the past year.

Our statutory expense ratios have increased in Third Quarter and Nine Months 2009 compared to the same periods last year due in part, to reduced NPW as discussed above.  As these premiums are earned, the GAAP underwriting expense ratio will be unfavorably impacted.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$88,886	101,922	(13	) %	281,119	318,247	(12	) %
Statutory NPE	88,280	97,861	(10)		274,357	301,062	(9)
Statutory combined ratio	103.9%	98.5	5.4	pts	104.0%	99.6	4.4	pts
% of total statutory commercial NPW	28%	29			30%	31

NPW for this line of business decreased in Third Quarter and Nine Months 2009 compared to the same periods last year, primarily driven by:  (i) a $7.1 million decrease in endorsement and audit activity, to a net return premium of $8.0 million, for the Third Quarter 2009 and a $18.4 million decrease, to a return premium of $20.9 million, in Nine Months 2009; (ii) a $4.0 million, or 5%, decrease in net renewals for Third Quarter 2009, and a $14.5 million, or 5%, decrease in Nine Months 2009; and (iii) a $2.4 million, or 12%, decrease in new business for the Third Quarter 2009, and a $1.7 million, or 3%, decrease in Nine Months 2009.  These decreases were primarily driven by the current economic recession and the competitive nature of the insurance marketplace.  As of September 30, 2009, approximately 52% of our premium is subject to audit, wherein actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs.  Retention decreased 2 points for Third Quarter 2009, to 72%, and for Nine Months 2009, to 73%, compared to the same periods in 2008.  Total policy counts were relatively flat for Third Quarter and Nine Months 2009 compared to Third Quarter and Nine Months 2008.

We continue to experience competition in our middle market and large account business.  However, there have been indications of rate stabilization in the general liability line of business, which experienced renewal pure price increases of 2.0% in Third Quarter 2009 compared to decreases of 1.8% in Third Quarter 2008 and pure price increases of 1.1% in Nine Months 2009 compared to decreases of 2.1% in Nine Months 2008.  We continue to concentrate on our long-term strategies of improving profitability, focusing on diversifying our mix of business by writing more non-contractor classes of business, which typically experience lower volatility during economic cycles.

The increase in the statutory combined ratio for Third Quarter and Nine Months 2009 compared to the same period in the prior year was driven by:  (i) increased loss and loss expense costs in the current accident year that have outpaced premiums, leading to an increase in the combined ratio; and (ii) an increase in the expense ratio caused by premium declines, particularly in audit and endorsements, that have outpaced expense reductions resulting from our various expense initiatives.  These items were partially offset by favorable prior year development of approximately $4 million, or 4.5 points, in Third Quarter 2009 compared to immaterial prior year development, in Third Quarter 2008 and approximately $2 million, or 0.9 points, in Nine Months 2009 compared to adverse prior year development of approximately $4.0 million, or 1.3 points, in Nine Months 2008.

Workers Compensation

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$66,101	86,653	(24	) %	202,973	245,706	(17	) %
Statutory NPE	64,742	78,383	(17)		201,709	234,351	(14)
Statutory combined ratio	110.9%	91.0	19.9	pts	101.2%	94.6	6.6	pts
% of total statutory commercial NPW	21%	25			21%	24

In Third Quarter and Nine Months 2009, NPW on this line decreased compared to the same period last year, due primarily to: (i) an $8.9 million decrease in endorsement and audit activity, to a return premium of $9.6 million, in Third Quarter 2009, and a $22.7 million decrease in endorsement and audit activity, to a returned premium of $30.2 million, in Nine Months 2009 compared to the prior year periods reflecting the impact of the economic recession and reduced levels of exposure consistent with the current unemployment level; and (ii) a 6-point decrease in retention, to 74%, in Third Quarter 2009 compared to Third Quarter 2008 and a 4-point decrease in retention, to 75%, in Nine Months 2009 compared to Nine Months 2008, due to initiatives that have allowed us to target price increases for our worst performing business and competitive pressure from monoline carriers and competitors willing to write workers compensation policies mainly on the upper end of our middle market business and our large account business.  These decreases were partially offset by a 1.6% increase in renewal pure price in Third Quarter 2009 compared to a 2.8% decrease in Third Quarter 2008 and a 0.2% increase in Nine Months 2009 compared to a 2.1% decrease in Nine Months 2008.  In addition, new business premium decreased $5.1 million, primarily driven by the ongoing effects of the economic recession, to $13.7 million, in Third Quarter 2009 compared to Third Quarter 2008, while increasing $2.3 million, to $50.6 million, in Nine Months 2009 compared to the prior year.

The increase in the statutory combined ratio of this line in Third Quarter 2009 compared to the same periods last year reflects: (i) the shortfall in written and earned premiums driven primarily by returned audit and endorsement premiums that increased the loss and loss expense ratios, as well as the underwriting expense ratio; and (ii) favorable prior year statutory development of approximately $2 million, or 3.1 points, in Third Quarter 2009 for the 2007 and prior accident years, partially offset by unfavorable development in the 2008 accident year compared to favorable development of approximately $5 million, or 6.4 points, in Third Quarter 2008.  The increase in the statutory combined ratio for Nine Months 2009 was primarily attributable to the aforementioned impacts of return premium, partially offset by favorable statutory development of approximately $13 million, or 6.4 points, in Nine Months 2009 for the 2007 and prior accident years partially offset by unfavorable development in the 2008 accident year compared to approximately $12 million, or 5.1 points, in Nine Months 2008.

Commercial Automobile

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$80,183	80,595	(1	) %	236,229	239,277	(1	) %
Statutory NPE	75,513	75,411	-		226,698	232,393	(2)
Statutory combined ratio	98.5%	98.1	0.4	pts	97.9%	98.1	(0.2	)pts
% of total statutory commercial NPW	26%	23			25%	23

NPW and the statutory combined ratio were relatively flat for both Third Quarter and Nine Months 2008 with slight deterioration in Nine Months 2009 due to the ongoing effects of the economic recession.  These factors are evidenced by the following:
•	Net renewal premiums were down $0.9 million, or 1%, for Third Quarter 2009 and $5.5 million, or 3%, for Nine Months 2009;
•	Retention decreased 4 points for Third Quarter 2009, to 76%, and 2 points for Nine Months 2009, to 78%.

These factors were partially offset by renewal pure price increases of 1.3% in Third Quarter 2009 and 0.5% in Nine Months 2009 compared to decreases of 4.6% in Third Quarter 2008 and 5.1% in Nine Months 2008.

The 0.4-point increase in the statutory combined ratio for Third Quarter 2009, compared to Third Quarter 2008, was driven by increased loss costs that have outpaced premium.  The 0.2-point decrease in the statutory combined ratio for Nine Months 2009, compared to Nine Months 2008, was driven primarily by:  (i) favorable casualty prior year development of approximately $7 million, or 2.9 points, due to favorable emergence in accident years 2007 and prior, compared to adverse prior year development in Nine Months 2008 of approximately $1 million, or 0.4 points; and (ii) physical damage losses that were $3.8 million, or approximately 1.3 points, lower in Nine Months 2009 compared to the same period last year.  These items were partially offset by increased loss costs.  The 2009 prior year development related to favorable emergence on accident years 2007 and prior.

Commercial Property

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Statutory NPW	$55,522	55,152	1%		155,972	152,381	2%
Statutory NPE	49,879	48,741	2		147,735	147,253	-
Statutory combined ratio	81.2%	98.8	(17.6	)pts	86.8%	96.5	(9.7	)pts
% of total statutory commercial NPW	18%	16			16%	15

NPW for this line of business increased in Third Quarter 2009 and Nine Months 2009 compared to Third Quarter 2008 and Nine Months 2008 due to:  (i) net renewal premium increases of 7%, to $47.7 million, in Third Quarter 2009, and 4%, to $133.7 million, in Nine Months 2009; (ii) total policy count increases of 1% in Third Quarter and 3% in Nine Months 2009 compared to the same periods last year; and (iii) renewal pure price increases of 1.0% in Third Quarter 2009 and renewal pure price decreases of 0.2% in Nine Months 2009 compared to decreases of 4.5% in Third Quarter 2008 and 4.3% in Nine Months 2008.  Partially offsetting this NPW increase was a decrease in new business premium of $1.9 million, or 14%, in Third Quarter 2009 compared to Third Quarter 2008; however, new business was flat in Nine Months 2009 compared to the same period in the prior year.

The improvement in the statutory combined ratio for Third Quarter 2009 compared to Third Quarter 2008 was driven by:  (i) decreases in catastrophe losses of $8.0 million, or 16.4 points; and (ii) decreases in non-catastrophe property losses of $0.5 million, or 1.9 points.  The improvement in the statutory combined ratio for Nine Months 2009 was driven by decreases in catastrophe losses of $16.9 million, or 11.5 points, partially offset by an increase in non-catastrophe property losses of $4.1 million, or 2.6 points, compared to Nine Months 2008.  The increased levels of total property losses during the 2008 periods were mainly due to weather-related activity such as water damage and claims resulting from freezing pipes, as well as fire losses.

Personal Lines Results

Personal Lines	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points
GAAP Insurance Operations Results:
NPW	$62,290	56,232	11%		171,265	162,177	6%
NPE	54,627	52,859	3		160,021	156,212	2
Less:
Losses and loss expenses incurred	39,776	40,689	(2)		119,453	117,247	2
Net underwriting expenses incurred	17,164	15,105	14		47,826	45,847	4
Underwriting loss	$(2,313)	(2,935)	21%		(7,258)	(6,882)	(5	) %
GAAP Ratios:
Loss and loss expense ratio	72.8%	77.0	(4.2	)pts	74.6%	75.1	(0.5	)pts
Underwriting expense ratio	31.4%	28.6	2.8		29.9%	29.3	0.6
Combined ratio	104.2%	105.6	(1.4)		104.5%	104.4	0.1
Statutory Ratios:
Loss and loss expense ratio	72.9%	76.9	(4.0)		74.6%	75.0	(0.4)
Underwriting expense ratio	28.9%	26.5	2.4		29.0%	28.0	1.0
Combined ratio	101.8%	103.4	(1.6	)pts	103.6%	103.0	0.6	pts

•	NPW increased in Third Quarter and Nine Months 2009 compared to Third Quarter and Nine Months 2008 primarily due to:
o
Approximately 19 filed rate changes that went into effect across our Personal Lines footprint during 2008.  In addition, 28 rate changes were effective in Nine Months 2009, which are anticipated to generate approximately $6 million in additional premium;

o	New business premium increases of $4.8 million, to $15.8 million, for Third Quarter 2009 and $5.9 million, to $39.7 million, for Nine Months 2009; and
o	Net renewal premium increases of $1.8 million, to $47.8 million, for Third Quarter 2009 and $5.1 million, to $136.6 million, for Nine Months 2009.

•
NPE increases in Third Quarter 2009 and Nine Month 2009 compared to the same periods last year, are consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2009 as compared to the twelve-month period ended September 30, 2008.

•
The 4.2-point decrease in the GAAP loss and loss expense ratio in Third Quarter 2009 compared to Third Quarter 2008 was primarily attributable to:  (i) increased rate on this book of business that is favorably impacting NPE and outpacing loss costs; and (ii) decreased property losses of $1.2 million, or 3.3 points, to $16.2 million.

The 0.5-point decrease in the GAAP loss and loss expense ratio for the Nine Months 2009 compared to Nine Months 2008 was driven by:  (i) increased rate on this book of business that is favorably impacting NPE and outpacing loss costs; and (ii) a decrease in catastrophe losses of $3.0 million, or 2.0 points.  Partially offsetting these items was increased non-catastrophe property losses of $6.9 million, or 3.7 points, primarily incurred during the first quarter of 2009.

The deteriorations in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2009 compared to the same periods last year were primarily attributable to an increase in commissions and premium taxes due to the mix of the premium. Partially offsetting these items were the expense initiatives that we implemented in 2008 and 2009, including a $0.5 million total benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009, combined with the $0.5 million restructuring charge in the first quarter of 2008.

We continue to focus on improving our Personal Lines results.  The rate increases that we obtained in 2008 are expected to generate an additional $15 million in annual premium.  Rate changes effective through September 2009 will generate $6 million in additional premium, including rate increases of 3% or more, of which 21 were implemented during Nine Months 2009.  We expect that nine additional rate changes will be in effect in the fourth quarter of 2009, which will generate an additional $5 million in premium over the course of the next year.

The increases in new business and net premiums written are attributable, among other things, to our ability to continue to increase quote volume through the following:  (i) improved marketing and communication strategies; (ii) strong representation across our footprint; and (iii) providing the excellent service that our policyholders and agents demand.  We are now participating in several programs that allow our agents to compare our personal auto rates to those of other insurance companies through a system known as “comparative raters,” which has increased our quote volume by 67% during Nine Months 2009 compared to the same period last year.  In addition, New Jersey automobile new business is now written under our 60-territory structure, which provides more adequate pricing in territories that historically have not been profitable for us. Price increases for renewal business are capped at 10% as we reclassify these policies into the new territory definitions.  We anticipate having the majority of the price adjustments from the reclassification reflected in our renewal book by year-end 2010.

Reinsurance
We successfully completed negotiations of our July 1, 2009 excess of loss treaties with the following highlights:

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

Investments
Our investment results continue to be affected by conditions in the global capital markets and the overall economy, in both the U.S. and abroad.  Concerns over the availability and cost of credit, the U.S mortgage market, a declining global real estate market, increased unemployment, volatile energy, and commodity prices, and geopolitical issues, among other factors, have contributed to increased volatility for the economy and the financial markets going forward.  However, during Third Quarter 2009, the credit and financial markets have begun to show some signs of improvement.  Although the economy may be past the worst point of the credit crisis, mortgage delinquency and unemployment rates have continued to worsen.

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

The following table presents information regarding our investment portfolio:

	Unaudited				Unaudited
	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2009	2008	Points		2009	2008	Points

Total invested assets	$3,766,696	3,617,664	4%		$3,766,696	3,617,664	4%
Net investment income – before tax	36,585	36,134	1%		78,670	112,515	(30)
Net investment income – after tax	28,382	28,543	(1)		65,392	87,996	(26)
Unrealized gain (loss) during the period – before tax	46,528	(71,241)	165		139,279	(170,677)	182
Unrealized gain (loss) during the period – after tax	30,243	(46,307)	165		90,531	(110,940)	182
Net realized losses – before tax	(4,983)	(22,577)	(78)		(40,302)	(19,139)	111
Net realized losses – after tax	(3,239)	(14,676)	(78)		(26,197)	(12,441)	111
Effective tax rate	22.4%	21.0	1.4	pts	16.9%	21.8	(4.9	)pts
Annual after-tax yield on fixed maturity securities					3.4%	3.6	(0.2)
Annual after-tax yield on investment portfolio					2.4%	3.2	(0.8)

Total Invested Assets
Our investment portfolio totaled $3.8 billion at September 30, 2009, an increase of 4.1% compared to $3.6 billion at September 30, 2008 and $3.5 billion at December 31, 2008.  The increase in invested assets was primarily due to a reduction in unrealized losses of $46.5 million, pre-tax, in Third Quarter 2009 and $139.3 million, pre-tax, in Nine Months 2009.  Our HTM portfolio experienced a market valuation increase of $53.9 million in Third Quarter 2009, which is not reflected in the invested asset balance as these securities are not marked-to-market.  Our investment portfolio consists primarily of fixed maturity investments (88%), but also contains equity securities (2%), short-term investments (6%), and other investments (4%).

Throughout the financial crisis, we have continued to strive to structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  In an effort to preserve capital and further reduce the risk in our investment portfolio, we took certain actions during Nine Months 2009, which included the following:

•	Reduced our equity position from approximately $135 million at December 31, 2008 to approximately $90 million at September 30, 2009.
•
Reduced our non-agency RMBS, ABS and Alternative-A securities (“Alt-A”) exposure from a carrying value of $154 million at December 31, 2008, or 4% of invested assets, to $66.6 million, or 2%, of invested assets;

•	Increased our position in U.S. government obligations by $277.7 million, raising our allocation from 7% to 14% as a percentage of invested assets; and
•	Reclassified approximately $1.9 billion of our fixed maturity portfolio from an AFS classification to a HTM classification.

HTM fixed maturity securities are reported on the Consolidated Balance Sheets at carrying value, which represents either:  (i) amortized cost reduced by unrealized OTTI amounts that are reflected in accumulated OCI; or (ii) for those securities that have been reclassified into an HTM designation, fair value at the time of transfer adjusted for subsequent accretion or amortization.  AFS fixed maturity and equity securities, as well as our short-term investments and trading portfolios are reported at fair value on the Consolidated Balance Sheets.  These fair values are categorized into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives:  (i) the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1); (ii) the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2); and (iii) the lowest priority to unobservable inputs supported by little or no market activity and that reflect our assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

The fair values of our investment portfolio are generated using various valuation techniques, which are as follows:
•
For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we utilize a market approach, wherein we use quoted prices in an active market for identical assets.  The source of these prices is one primary external pricing service, which we validate against a second external pricing service.  Significant variances between pricing from the two pricing services are challenged with the respective pricing service, the resolution of which determines the price utilized.  These securities are classified as Level 1 in the fair value hierarchy.

•
For the majority of our fixed maturity portfolio, approximately 99%, we also utilize a market approach, using primarily matrix pricing models prepared by external pricing services.  Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded.  We utilize up to two pricing services in order to obtain prices on our fixed maturity portfolio.  As a matter of policy, we consistently use one of the pricing services as our primary source and we use the second pricing service in certain circumstances where prices were not available from the primary pricing service.  In order to validate the prices utilized for reasonableness, we validate them in one of two ways: (i) randomly sampling the population and verifying the price to a separate third party source; or (ii) analytically validating the entire portfolio against a third pricing service.  Historically, we have not experienced significant variances in prices and therefore we have consistently used either our primary or secondary pricing service.  These prices are typically Level 2 in the fair value hierarchy.

For approximately 1% of our fixed maturity portfolio, we are unable to obtain a price from either our primary or secondary pricing service; therefore, we obtain non-binding broker quotes for such securities.  These quotes are reviewed for reasonableness by internal investment professionals and are generally classified as Level 2 in the fair value hierarchy as the brokers are generally using market information to determine the quotes.

•
Short-term investments are carried at cost, which approximates fair value.  Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately a week of the financial statement close.  These securities are Level 1 in the fair value hierarchy.  Our investments in other miscellaneous securities are generally accounted for at fair value based on net asset value and included in Level 2 in the fair value hierarchy.

At September 30, 2009, all of our securities were priced using Level 1 or Level 2 inputs.  For additional information see Note 6 and Note 7 of Item 1. “Financial Statements and Supplementary Data” of this Form 10-Q.

Despite the credit crisis during the past year, our portfolio continues to have a weighted average credit rating of “AA+.”  The following table presents the credit ratings of our fixed maturities portfolios:

	Unaudited	Unaudited
Fixed Maturity	September 30,	December 31,
Rating	2009	2008
Aaa/AAA	57%	52%
Aa/AA	25%	34%
A/A	14%	10%
Baa/BBB	3%	4%
Ba/BB or below	1%	<1%
Total	100%	100%

We have credit risk with respect to the types of securities held in our portfolio; however, the credit quality of our fixed maturity portfolio continues to be high.  This is primarily due to the large allocation of the fixed income portfolio to highly-rated and high quality municipal bonds, agency RMBS, and government and agency obligations.  Approximately 99% of the fixed maturity securities in our portfolio are investment grade.  At September 30, 2009, non-investment grade securities (below “BBB-”) represented 1.2%, or approximately $40.8 million, of our fixed maturity portfolio.  Despite the improvements seen in the credit environment in Third Quarter 2009, there continues to be the possibility of certain fixed maturity securities being downgraded to non-investment grade over time.

The following table provides information regarding our AFS fixed maturity securities and their credit qualities at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
($ in millions)	Fair Value	Unrealized Gain (Loss)	Credit Quality	Fair Value	Unrealized Gain (Loss)	Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$352.9	4.3	AAA	252.2	16.6	AAA
State and municipal obligations	407.0	26.8	AA+	1,758.0	18.6	AA+
Corporate securities	318.1	16.6	A+	366.5	(22.9)	A
Mortgage-backed securities (“MBS”)	386.4	(13.5)	AA+	596.2	(86.1)	AA+
ABS	23.8	(0.2)	AA	61.4	(15.3)	AA
Total AFS portfolio	$1,488.2	34.0	AA+	3,034.3	(89.1)	AA+

State and Municipal Obligations:
General obligations	$231.3	14.9	AA+	574.1	16.2	AA+
Special revenue obligations	175.7	11.9	AA+	1,183.9	2.4	AA+
Total state and municipal obligations	$407.0	26.8	AA+	1,758.0	18.6	AA+

Corporate Securities:
Financial	$61.2	2.8	AA-	101.0	(13.1)	A+
Industrials	50.2	2.8	A	67.7	(2.1)	A-
Utilities	19.1	1.1	BBB+	47.6	(0.8)	A
Consumer discretionary	21.7	1.8	A-	33.9	(1.5)	A-
Consumer staples	31.6	1.6	A	42.0	0.5	A
Healthcare	38.6	2.3	AA+	22.7	0.7	A+
Materials	15.7	0.8	BBB+	13.2	(3.7)	BBB+
Energy	35.5	1.6	AA-	19.1	(0.2)	A-
Information technology	12.1	0.1	A	10.1	(1.9)	BBB
Telecommunications services	11.6	0.6	A	9.2	(0.8)	A-
Other	20.8	1.1	A	-	-	-
Total corporate securities	$318.1	16.6	A+	366.5	(22.9)	A

Mortgage-backed securities:
Agency CMBS	$84.7	3.1	AAA	72.9	2.8	AAA
Non-agency CMBS	-	-	-	154.3	(34.8)	AAA
Agency RMBS	244.1	4.5	AAA	245.5	4.2	AAA
Non-agency RMBS	32.9	(13.4)	A-	74.3	(28.4)	AA+
Alt-A RMBS	24.7	(7.7)	A-	49.2	(29.9)	AA+
Total mortgage-backed securities	$386.4	(13.5)	AA+	596.2	(86.1)	AA+

ABS:
ABS	$23.8	(0.2)	AA	59.3	(15.1)	AA+
Alt-A ABS	-	-	-	0.9	-	B
Sub-prime ABS[2]	-	-	-	1.2	(0.2)	A
Total ABS	$23.8	(0.2)	AA	61.4	(15.3)	AA

1 U.S. government obligations includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The declines in the AFS fixed maturity portfolio in Nine Months 2009 were largely attributable to the transfer of $1.9 billion to an HTM classification.  Of the $1.9 billion in AFS securities transferred:  (i) $1.3 billion were state and municipal obligations with an unrealized gain of $42.0 million; (ii) $129.5 million were U.S. government obligations with an unrealized gain of $7.9 million; (iii) $133.0 million were corporate securities with an unrealized loss of $7.4 million; (iv) $267.6 were MBS with an unrealized loss of $32.0 million; and (v) $34.1 million were ABS with an unrealized loss of $7.6 million.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at September 30, 2009:

September 30, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio[1]:
U.S. government obligations	$179.7	177.0	2.7	5.9	8.6	AAA
State and municipal obligations	1,254.5	1,233.5	21.0	36.1	57.1	AA
Corporate securities	109.6	101.2	8.4	(6.3)	2.1	A-
MBS	262.1	261.9	0.2	(24.7)	(24.5)	AAA
ABS	34.0	30.6	3.4	(6.9)	(3.5)	AA-
Total HTM portfolio	$1,839.9	1,804.2	35.7	4.1	39.8	AA+

State and Municipal Obligations:
General obligations	$310.2	305.9	4.3	15.7	20.0	AA+
Special revenue obligations	944.3	927.6	16.7	20.4	37.1	AA
Total state and municipal obligations	$1,254.5	1,233.5	21.0	36.1	57.1	AA

Corporate Securities:
Financial	$34.7	31.6	3.1	(4.2)	(1.1)	A
Industrials	29.1	25.6	3.5	(2.2)	1.3	A-
Utilities	16.6	16.4	0.2	(0.1)	0.1	A-
Consumer discretionary	6.3	6.1	0.2	0.1	0.3	BBB+
Consumer staples	17.3	16.4	0.9	0.5	1.4	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$109.6	101.2	8.4	(6.3)	2.1	A-

Mortgage-backed securities:
Agency CMBS	$22.5	22.1	0.4	0.3	0.7	AAA
Non-agency CMBS	78.2	81.4	(3.2)	(26.9)	(30.1)	AAA
Agency RMBS	155.5	152.5	3.0	3.0	6.0	AAA
Non-agency RMBS	5.9	5.9	-	(1.1)	(1.1)	AAA
Total mortgage-backed-securities	$262.1	261.9	0.2	(24.7)	(24.5)	AAA

ABS:
ABS	$31.6	28.5	3.1	(5.9)	(2.8)	AA
Alt-A ABS	1.3	1.0	0.3	(0.5)	(0.2)	CC
Sub-prime ABS[2]	1.1	1.1	-	(0.5)	(0.5)	A
Total ABS	$34.0	30.6	3.4	(6.9)	(3.5)	AA-

1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of September 30, 2009:

Insurers of Municipal Bond Securities
($ in millions)	Fair Value
MBIA Inc.	$281.5
Financial Security Assurance, Inc	235.1
Financial Guaranty Insurance Company	147.0
Ambac Financial Group, Inc.	121.4
Other	8.3
Total	$793.3

The average rating of these insurance-enhanced securities was AA; without the underlying insurance, the average rating was AA-.  The average credit rating of our total municipal bond portfolio, including these insurance-enhanced ratings, was AA+ as of September 30, 2009.  The average credit rating of our total municipal bond portfolio was AA as of September 30, 2009 without the underlying insurance.

To manage and mitigate exposure, we analyze our MBS both at the time of purchase and as part of our ongoing portfolio evaluation.  This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains or losses on sales, stress testing of projected cash flows under various economic and default scenarios, as well as other information that aids in the determination of the health of the underlying assets.  We also consider the overall credit environment, economic conditions, total projected return on the investment, and the overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.  We continue to evaluate underlying credit quality within this portfolio and believe that the fair value is reflective of the temporary market dislocation.  As long-term, income-oriented investors, we remain comfortable with the credit risk in these securities.

The following table details the top ten state exposures of the municipal bond portion of our fixed maturity portfolio at September 30, 2009:

State Exposures of Municipal Bonds	General	Special	Fair	Average Credit
($ in thousands)	Obligation	Revenue	Value	Quality

Texas	$118,361	87,492	205,853	AA+
New York	-	99,893	99,893	AA+
Washington	48,800	48,856	97,656	AA+
Florida	6,203	90,757	96,960	AA-
Arizona	7,000	74,677	81,677	AA+
Illinois	24,833	44,297	69,130	AA+
Ohio	27,279	39,850	67,129	AA+
Colorado	35,952	27,302	63,254	AA
California	9,838	47,868	57,706	AA
Other	244,458	519,112	763,570	AA+
	$522,724	1,080,104		AA+
Advanced refunded/escrowed to maturity bonds			58,668
Total			$1,661,496

While the nature of special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments as do general obligation bonds, special revenue bonds have a dedicated revenue stream for repayment which can, in many instances, provide a higher quality credit profile than general obligation bonds.  As such, we believe our special revenue bond portfolio is appropriate for the current environment.  The following table provides further quantitative details on our special revenue bonds:

September 30, 2009 ($ in thousands)	Market Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$234,126	22%	AA
Water and Sewer	197,562	18%	AA+
Electric	115,067	11%	AA
Total Essential Services	546,755	51%	AA+

Education	154,729	14%	AAA
Special Tax	134,391	13%	AA
Housing	123,330	11%	AA+
Other:
Leasing	46,052	4%	AA
Hospital	21,143	2%	AA-
Other	53,704	5%	AA-
Total Other	120,899	11%	AA-
Total Special Revenue Bonds	$1,080,104	100%	AA+

Essential Services
A large portion of our special revenue bond portfolio is, by design, invested in sectors that are conventionally deemed as “essential services” and thus are not considered cyclical in nature.  The essential services category (as reflected in the above table) is comprised of electric, transportation, water, and sewer.

Education
The education portion of the portfolio includes higher education as well as state-wide university systems – both of which are not cyclical in nature.

Special Tax
This group includes special revenue bonds with a wide range of attributes.  However, similar to other revenue bonds, these are backed by a dedicated lien on a tax or other revenue repayment source, leading to high average ratings.

Housing
Despite the turmoil in the housing sector, these bonds continue to be highly rated - much of it with the support of U.S. Housing Agencies.  The need for affordable housing continues to grow, especially in light of current delinquencies and defaults, and as such, political support for these programs remains high.  These attributes, when combined, tend to mute this sector’s cyclicality.

Based on the above attributes, we remain confident in the collectability of our special revenue bond portfolio and have not acquired any bond insurance in the secondary market covering any of our special revenue bonds.

Net Investment Income
Net investment income remained relatively flat in Third Quarter 2009 compared to Third Quarter 2008.  Income for 2008 included a pre-tax loss of $4.8 million related to the trading portfolio that we eliminated in early 2009, partially offset by  reduced returns in our fixed maturity portfolio.  The decrease in net investment income, before tax, of $33.8 million for Nine Months 2009, compared to the same period last year was primarily due to lower alternative investment returns.  During Nine Months 2009, we recorded a $26.7 million loss on these investments, which was $32.1 million lower than the income of $5.4 million in Nine Months 2008.  Our alternative investments, which primarily consist of investments in limited partnerships, generally report results to us on a one quarter lag. The general volatility in the capital markets, the dislocation of the credit markets, and reduced asset values globally has resulted in a negative return for this asset class during 2009.  In addition, the majority of our limited partnerships value these investments at current exit values, which we believe has led to increased volatility in their fair values this year.  Unlike AFS securities, our limited partnerships are accounted for under the equity method of accounting, with changes in the valuation of these investments being reflected in net investment income, rather than in OCI.

As of September 30, 2009, alternative investments represented less than 4% of our total invested assets, which was 2 points lower than the prior year.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $104.0 million in these alternative investments through commitments that currently expire at various dates through 2023.  We are uncertain as to future investment income as a result of, among other things, current market turmoil, falling interest rates, decreased dividend payment rates, and reduced returns on our other investments, including our portfolio of alternative investments.

The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			2009
	Carrying Value		Remaining
($ in millions)	September 30, 2009	December 31, 2008	Commitment
Alternative Investments
Energy/Power Generation	$32.5	35.8	10.9
Distressed Debt	30.1	29.8	4.6
Private Equity	20.1	22.8	18.6
Secondary Private Equity	20.0	24.1	25.7
Real Estate	18.6	23.4	13.6
Mezzanine Financing	18.3	23.2	28.6
Venture Capital	5.6	5.9	2.0
Total Alternative Investments	145.2	165.0	104.0
Other Securities	2.3	7.1	-
Total Other Investments	$147.5	172.1	104.0

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility.  At this time, our alternative investment strategies do not invest in hedge funds.

For further description of our alternative investment strategies, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

Realized Gains and Losses:

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized (losses) gains, excluding OTTI charges, were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
HTM fixed maturity securities
Gains	$81	17	219	27
Losses	(236)	(1)	(530)	(1)
AFS fixed maturity securities
Gains	4,154	26	17,752	1,084
Losses	(4,441)	(2,337)	(13,400)	(6,851)
AFS equity securities
Gains	551	14,087	29,257	31,784
Losses	-	(871)	(27,744)	(1,900)
Other investments
Gains	-	1,356	-	1,356
Losses	(850)	-	(2,039)	-
Total other net realized investment gains (losses)	(741)	12,277	3,515	25,499
Total OTTI charges recognized in earnings	(4,242)	(34,854)	(43,817)	(44,638)
Total net realized losses	$(4,983)	(22,577)	(40,302)	(19,139)
In addition to calls and maturities on HTM securities, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million during the second quarter of 2009.  This security had experienced significant deterioration in the issuer’s creditworthiness.

For further description of realized gains and losses, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	Unaudited		Unaudited
unrealized loss position	Quarter ended		Quarter ended
($ in millions)	September 30, 2009		September 30, 2008
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$9.1	4.2	22.7	1.0
7 – 12 months	-	-	2.8	0.2
Greater than 12 months	-	-	7.2	0.8
Total fixed maturities	9.1	4.2	32.7	2.0
Equities:
0 – 6 months	-	-	2.3	0.8
7 – 12 months	-	-	0.7	0.1
Total equity securities	-		3.0	0.9
	$9.1	4.2	35.7	2.9

Period of time in an	Unaudited		Unaudited
unrealized loss position	Nine Months ended		Nine Months ended
($ in millions)	September 30, 2009		September 30, 2008
	Fair		Fair
	Value on	Realized	Value on	Realized
	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$53.3	6.7	39.4	1.3
7 – 12 months	38.3	3.4	11.4	0.6
Greater than 12 months	36.4	3.2	9.4	3.6
Total fixed maturities	128.0	13.3	60.2	5.5
Equities:
0 – 6 months	27.3	20.3	5.4	1.3
7 – 12 months	8.2	7.4	3.8	0.6
Total equity securities	35.5	27.7	9.2	1.9
Other investments
7 – 12 months	4.8	1.2	-	-
Total other investments	4.8	1.2	-	-
	$168.3	42.2	69.4	7.4

Despite the issues surrounding the securities above, we believe that we have a high quality and liquid investment portfolio.  The sale of securities that produced net realized gains/losses, or impairment charges that produced realized losses, did not change the overall liquidity of the investment portfolio.  The duration of the fixed maturity portfolio as of September 30, 2009, including short-term investments, was an average 3.4 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.7 years.  The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk.  We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.  Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
HTM securities
ABS	$68	-	2,421	-
CMBS	-	-	711	-
Total HTM securities	68	-	3,132	-

AFS securities
Corporate securities	-	8,590	1,270	10,201
ABS	-	7,367	-	14,679
CMBS	-	6,338	-	6,338
RMBS	3,882	2,951	37,677	3,812
Total fixed maturity AFS securities	3,882	25,246	38,947	35,030
Equity securities	292	4,823	1,738	4,823
Total AFS securities	4,174	30,069	40,685	39,853

Other securities
Other securities	-	4,785	-	4,785
Total other securities	-	4,785	-	4,785

Total OTTI charges recognized in earnings	$4,242	34,854	43,817	44,638

An investment in a fixed maturity or equity security is written down if its fair value falls below its book value and the decline is considered to be other than temporary, or if:  (i) we have the intent or potential requirement to sell the fixed maturity; or (ii) we do not have the intent and ability to hold the equity security until its anticipated recovery.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in accumulated OCI.  If we believe the decline is other than temporary, we record it as an other-than-temporary impairment, through realized losses in earnings for the credit-related portion and through unrealized losses in accumulated OCI for the non-credit related portion.  As part of our determination that these securities were other-than-temporarily impaired, we considered factors such as:  (i) the financial condition and near-term prospects of the issuer; (ii) stress testing of projected cash flows under various economic and default scenarios; and (iii) our intent regarding future sales of these securities.  For further details regarding our policy with respect to assessing OTTI and determining whether these charges are realized or unrealized, see our “Critical Accounting Policies and Estimates” discussion above.

In addition to our discussion in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q for a further description of our methodology and significant inputs used to measure the amount of OTTI recognized in earnings.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at September 30, 2009 and December 31, 2008:

September 30, 2009	0 – 6 months[1]		7 – 12 months[1]		Greater than 12 months [1]
($ in millions)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)
AFS securities
U.S. government and government agencies[2]	$20.0	(0.1)	-	-	-	-
Obligations of states and political subdivisions	-	-	-	-	3.6	(0.1)
Corporate securities	5.0	(0.1)	-	-	22.7	(0.8)
ABS	-	-	-	-	13.6	(0.4)
CMBS	-	-	-	-	-	-
RMBS	25.6	(6.6)	1.5	(0.7)	33.4	(13.6)
Total fixed maturity securities	50.6	(6.8)	1.5	(0.7)	73.3	(14.9)
Equity securities	2.2	(0.1)	9.8	(1.1)	2.0	(0.3)
Sub-total	$52.8	(6.9)	11.3	(1.8)	75.3	(15.2)

HTM securities
U.S. government and government agencies[2]	$9.8	(0.1)	-	-	-	-
Obligations of states and political subdivisions	-	-	6.7	(0.1)	101.9	(3.6)
Corporate securities	-	-	6.7	(0.3)	25.4	(2.1)
ABS	-	-	-	-	20.5	(3.9)
CMBS	0.2	(0.1)	0.5	(1.4)	29.7	(29.9)
RMBS	5.2	(0.1)	-	-	5.8	(1.2)
Sub-total	$15.2	(0.3)	13.9	(1.8)	183.3	(40.7)

Total	$68.0	(7.2)	25.2	(3.6)	258.6	(55.9)

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of elements      of ASC 320, Investments – Debt and Equity Securities.
2 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2008	0 – 6 months[1]		7 – 12 months[1]		Greater than 12 months[1]
($ in millions)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
AFS securities
Fixed maturity securities	$402.2	(18.1)	375.8	(53.4)	232.8	(88.7)
Equity securities	53.4	(14.3)	7.7	(4.4)	-	-
Other securities	4.5	(1.5)	-	-	-	-
Total AFS Securities	$460.1	(33.9)	383.5	(57.8)	232.8	(88.7)

1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.

Unrealized and unrecognized losses decreased as compared to December 31, 2008, primarily driven by improvement in the overall marketplace related to our fixed maturity portfolio coupled with a reduction in our equity portfolio as discussed above. As of September 30, 2009, 150 fixed maturity securities and nine equity securities were in an unrealized loss position, including certain securities that were priced at a significant discount compared to cost due to the uncertainties in the marketplace.  However, broad changes in the overall market or interest rate environment generally do not lead to impairment charges and, therefore, based on our analyses, which includes our review of the credit worthiness of the issuers and stress testing of projected cash flows under various economic and default scenarios, coupled with our ability and intent to hold the securities throughout their anticipated recovery periods, none of these securities are considered other-than-temporarily impaired.

For further description of our OTTI assessment of investment securities in an unrealized loss position, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

The following tables present information for our fixed maturity securities regarding the severity of unrealized/unrecognized losses and, for those securities with a fair value of less than 85% of their amortized cost, information regarding the duration of the unrealized loss position as of September 30, 2009:

Fair Value as a Percentage of Amortized Cost	Unrealized/Unrecognized	Fair
($ in millions)	(Loss) Gain	Value
85% but less than 100% of amortized cost	$(9.0)	264.4
75% or more but less than 85% of amortized cost	(8.5)	36.9
Less than 75% of amortized cost	(47.7)	36.5
Gross unrealized/unrecognized losses on fixed maturity securities	(65.2)	337.8
Gross unrealized/unrecognized gains on fixed maturity securities	139.0	2,990.3
Net unrealized /unrecognized losses on fixed maturity securities	$73.8	3,328.1

Duration of Unrealized/Unrecognized Loss Position	75% or more	Less than
($ in millions)	but less than 85% of Amortized Cost	75% of Amortized Cost
0 – 3 months	$(0.8)	(0.1)
4 – 6 months	-	(0.7)
7 – 9 months	-	(4.1)
10 – 12 months	(3.3)	(17.6)
Greater than 12 months	(4.4)	(25.2)
Gross unrealized/unrecognized losses	$(8.5)	(47.7)

The following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of September 30, 2009:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in millions)	Cost	Value	Losses
GS Mortgage Securities Corp II	$9.6	2.5	7.1
JP Morgan Chase Comm Mtg Sec – 2005	4.8	0.9	3.9
Morgan Stanley Capital I – 2007-XLF9	5.0	1.5	3.5
JP Morgan Chase Comm Mtg Sec – 2006	3.9	0.5	3.4
Morgan Stanley Capital I – 2007-XLCA	3.7	0.4	3.3

In performing our assessment on the five individual securities in our portfolio with the largest unrealized loss balances, we stressed these five securities under various scenarios with loss severities that generally ranged from approximately 20% to 50%, based on loan-to-value ratios, as well as conditional default rates that generally ranged from 1.0 to 2.5.  Under each of these modeled scenarios, these securities did not show signs of impairment.  Furthermore, we considered the following facts and circumstances: (i) these securities have experienced low delinquencies and in certain cases no losses to date; (ii) generally these securities have experienced increased collateral support over origination; and (iii) generally these securities have experienced loan-to-value ratios that support the valuation.  As a result, we have concluded that these securities are not other-than-temporarily impaired.

The following table presents information regarding our AFS fixed maturities that were in an unrealized loss position at September 30, 2009 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in millions)	Cost	Value
One year or less	$11.9	9.2
Due after one year through five years	89.9	77.6
Due after five years through ten years	45.9	38.6
Total	$147.7	125.4

The following table presents information regarding our HTM fixed maturities that were in an unrealized loss position at September 30, 2009 by contractual maturity:

Contractual Maturities	Carrying	Fair
($ in millions)	Value	Value
One year or less	$22.1	22.1
Due after one year through five years	116.0	117.7
Due after five years through ten years	63.0	63.3
Due after ten years through fifteen years	8.8	9.3
Total	$209.9	212.4

Investments Outlook

During Third Quarter 2009, the credit markets witnessed a broad rally, fueled not only by an improving economic outlook, but also by renewed risk taking with investors moving away from lower risk-free yields.  Recent economic news began to point to an economic rebound, and even stabilized growth, but at a lower expected level relative to the past decade.  Evidence points to a future economic recovery being led by the emerging markets, in particular Asia.  In the U.S., housing and manufacturing may have hit a bottom in terms of economic activity, but unemployment figures continue to rise.  The economy may have passed the worst point of the credit crisis; however, the mortgage delinquency crisis continues to worsen.

For fixed maturity securities, our effort to invest in very high-quality instruments remains in force, as we strive for reduced risk and volatility of the portfolio.  Downside protection continues to drive our overall fixed income investment strategy.  We are committed to maintaining a high-quality portfolio that is highly diversified among multiple asset classes and a large number of issuers.  We aim to limit exposure to any single issuer as downgrade actions have downside mark-to-market consequences.

We will continue our defensive equity investment strategy and will remain disciplined in investing in companies that we believe have attractive long-term value, and sell investments in companies that we believe offer sub-par long-term returns.  The companies in which we are most comfortable investing typically have the following characteristics:  (i) a long track record of growing earnings per share faster, and in a more stable fashion, than the overall market; (ii) strong balance sheets; (iii) high free cash flow generation; (iv) high returns on capital; and (v) strong management.

Our long-term outlook for the alternative investment strategy continues to be positive relative to other traditional asset classes of publicly traded stocks, bonds, and cash.  However, in the near term, we continue to be cautious and expect the current weak economic environment to continue to keep merger and acquisition activity below normal.  Mark-to-market pressures have begun to stabilize as many global financial markets have rebounded strongly in the second and third quarters.

Federal Income Taxes
Federal income taxes from continuing operations increased $8.0 million for Third Quarter 2009, to an expense of $1.2 million, compared to a benefit of $6.8 million for Third Quarter 2008.  The increase is attributable to a reduction in net realized losses.

Total federal income tax expense from continuing operations decreased $16.2 million in Nine Months 2009, to a benefit of $9.9 million, compared to an expense of $6.3 million for Nine Months 2008.  The decrease was attributable to lower pre-tax income associated with the decline in investment income and an increase in net realized losses.

Our effective tax rate from continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  The effective tax rates for Third Quarter and Nine Months 2009 were approximately 5.6% and (75.8)% compared to (458.3)% and 10.1% for the comparable periods last year.  For more details, see Note 10. “Federal Income Taxes,” included in Item 1. “Financial Statements” of this Form 10-Q.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.  Given the current market turmoil and credit crisis, we continue to carefully monitor liquidity in all entities of the organization.  Our cash and short-term investment position from continuing operations was $237.6 million at September 30, 2009 and $201.7 million at December 31, 2008, primarily comprised of the following:
•	$38 million and $60 million, respectively, at the Parent; and
•	$199 million and $138 million, respectively, at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given recent financial market volatility, we continue to maintain higher than historical cash and short-term investment balances.  The decrease in the Parent’s cash and short-term investment position as of September 30, 2009 was primarily attributable to the following Nine Months 2009 activity:  (i) a $20.0 million capital contribution to one of the Insurance Subsidiaries; (ii) a $12.3 million scheduled debt payment on our 8.87% Senior Notes; (iii) a $19.8 million dividend payment to holders of the Parent’s common stock; and (iv) interest payments of $11.9 million on our notes payable.  These decreases were partially offset by: (i) $24.5 million in dividend payments from the Insurance Subsidiaries; and (ii) a $15.0 million borrowing from our Indiana-domiciled Insurance Subsidiaries (the “Indiana Subsidiaries”).  All short-term investments are maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners (“NAIC”).

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with the Indiana Subsidiaries, and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The Parent had no private or public issuances of stock or debt during Nine Months 2009.  In addition there were no borrowings under its lines of credit.

We currently anticipate that the Insurance Subsidiaries will pay approximately $24.5 million of dividends to the Parent in 2009, all of which was paid through September 2009, compared to our allowable ordinary dividend amount of approximately $102 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current conditions.  For additional information regarding dividend restrictions, refer to Note 9. “Indebtedness” and Note 10. “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2008 Annual Report.

During Third Quarter 2009 the Parent terminated its previously existing line of credit and entered into a new syndicated line of credit agreement on August 25, 2009.  This new $30 million line of credit is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent and Branch Banking and Trust Company (“Line of Credit”) and allows us to increase our borrowings to $50 million with the approval of both lending parties.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  As previously noted, there were no balances outstanding under this credit facility as of September 30, 2009.

The Line of Credit agreement contains representations, warranties and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, and covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; (v) repurchase common stock; and (vi) engage in transactions with affiliates.

The table below outlines information regarding certain of the covenants in the Line of Credit:

As of September 30, 2009	Required as of September 30, 2009	Actual as of September 30, 2009
Consolidated net worth	$765 million	$986 million
Statutory Surplus	not less than $700 million	$903 million
Debt-to-capitalization ratio	Not to exceed 30%	21.0%
A.M. Best financial strength rating	Minimum of A-	A+

In the first quarter of 2009, the Indiana Subsidiaries joined and invested in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate initial investment of $0.2 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  All borrowings from FHLBI are required to be secured by certain investments.  As of the end of Third Quarter 2009, we did not have any collateral pledged with FHLBI.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.4 years as of September 30, 2009, while the liabilities of the Insurance Subsidiaries have a duration of 3.7 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in our 8.87% Senior Notes, of which $12.3 million was outstanding as of September 30, 2009.  All such covenants were met during 2009 and 2008.  At September 30, 2009, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 8.87% Senior Notes, was $290.6 million.  For further information regarding our notes payable and the related covenants, see Note 9. “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At September 30, 2009, we had statutory surplus of approximately $903.5 million and GAAP stockholders’ equity of approximately $986.3 million.  The Parent had total debt of $261.6 million at September 30, 2009, which equates to a debt-to-capital ratio of approximately 21.0%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.  As mentioned above, the Parent made a capital contribution of $20.0 million to one of its Insurance Subsidiaries in the second quarter of 2009, thereby increasing liquidity and the statutory surplus of that Insurance Subsidiary.

With continuing uncertain market conditions, we have added liquidity at the Insurance Subsidiary levels and during Nine Months 2009, and did not purchase stock under our authorized share repurchase program, which expired on July 26, 2009.  In Nine Months 2008, we purchased 1.8 million shares at a cost of $40.5 million under this program.  Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $18.58 as of September 30, 2009 from $17.85 as of June 30, 2009, and from $16.84 as of December 31, 2008, primarily driven by:  (i) unrealized gains on our investment portfolio, which led to increases in book value per share of $0.57 in Third Quarter 2009 and $1.71 in Nine Months 2009; and (ii) net income, which led to increases in book value per share of $0.25 in Third Quarter 2009 and $0.30 in Nine Months 2009.  Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.13 in Third Quarter 2009 and $0.39 in Nine Months 2009.

Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2009 as “A+ (Superior),” their second highest of fifteen ratings, while our outlook was revised to “negative” from “stable.”  In changing our outlook, A.M. Best cited our risk-adjusted capitalization deterioration as a result of investment losses and impairment charges in 2008 as well as our ability to improve operating results in the current challenging commercial lines segment operating environment.  We have been rated “A” or higher by A.M. Best for the past 79 years, with our current rating of “A+ (Superior)” being in place for the last 48 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best, could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; (ii) be an event of default under our Line of Credit; or (iii) make it more expensive for us to access capital markets.

Our ratings by other major rating agencies are as follows:
•
S&P Insurance Rating Services — Our financial strength rating was revised to “A” from “A+” in Third Quarter 2009.  S&P cited our strong competitive position in Mid-Atlantic markets, well-developed predictive modeling capabilities, strong financial flexibility and consistent recognition by third-party agent satisfaction surveys as a superior regional carrier.  Mitigating the strengths and precipitating the rating change was a decline in capital adequacy and operating results, relative to historically strong levels.  S&P noted the decline in statutory surplus was largely attributed to realized and unrealized losses from the investment portfolio at the end of 2008 and the first quarter of 2009.  S&P’s outlook of “negative” reflects continued commercial lines pricing competition and reduced investment income.

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

Off-Balance Sheet Arrangements
At September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2008.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At September 30, 2009, we had contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $104.0 million in other investments.  There is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2008 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2008 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter or Nine Months 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent financial regulatory reform provisions set forth by the federal government could pose certain risks to our operations.
In the second quarter 2009, the Obama Administration released its Financial Regulatory Reform plan which outlines certain proposed changes to regulatory oversight on financial institutions provisions.  The plan calls for, among other things, heightened supervision and regulation on financial institutions, stipulations to strengthen capital levels, scrutiny on executive incentive compensation practices, potential changes to accounting standards, and tightened oversight on credit rating agencies.  More particular to our industry, the plan calls for the possibility of federal regulation and potential changes to capital and liquidity requirements.  It is presently unclear as what impact this legislation, if enacted, would have on our operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of the Parent’s common stock in Third Quarter 2009:

			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Program	Announced Program[2]
July 1 – 31, 2009	787	13.12	-	-
August 1 – 31, 2009	1,178	17.32	-	-
September 1 – 30, 2009	432	16.90	-	-
Total	2,397	15.87	-	-

[1]
During Third Quarter 2009, 2,397 shares were purchased from employees in connection with the vesting of restricted stock.  These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees.  These shares were not purchased as part of the publicly announced program.  The shares were purchased at the closing market prices of the Parent’s common stock on the dates of the purchases.

[2]	On July 24, 2007, the Board of Directors authorized a stock repurchase program of up to 4 million shares, which expired on July 26, 2009. No shares were repurchased under this program in 2009.

ITEM 6.      EXHIBITS

(a)           Exhibits:

Exhibit No.
* 10.1	Amendment No. 3 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2009)
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 29, 2009
Gregory E. Murphy Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 29, 2009
Dale A. Thatcher Executive Vice President, Chief Financial Officer and Treasurer (principal accounting officer and principal financial officer)