Form 10-K
period 2009-12-31
SELECTIVE INSURANCE GROUP INC
filed 2010-02-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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
☒  Yes                 ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐  Yes                 ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes                  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes                  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
☐  Yes                  ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $663,122,319 on June 30, 2009.  As of February 12, 2010, the registrant had outstanding 53,173,723 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 28, 2010 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents

PART I

Item 1.  Business.

Overview

Selective Insurance Group, Inc. is a holding company for seven insurance subsidiaries (collectively referred to as “we,” “us,” or “our”) that principally offer property and casualty insurance products and services in the East and Midwest of the United States.  We are a New Jersey corporation formed in 1977, and our headquarters are in Branchville, New Jersey.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”  In 2009, we were ranked as the 48th largest property and casualty group in the United States in A.M. Best and Company’s annual list of “Top 200 U.S. Property/Casualty Groups.”

In 2009, we classified our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance policies and products; and

•	Investment Operations, which invests the premiums collected by the Insurance Operations.

We eliminated our third operating segment, Diversified Insurance Services in two steps in 2009:  In the first quarter, we reclassified our federal flood insurance administrative services (“Flood”) business into Insurance Operations because of changes in the way we managed the business; and (ii) in the fourth quarter, we sold our human resource administration outsourcing (“HR Outsourcing”) business.  See Note 13. “Discontinued Operations” of this Form 10-K for additional information.

We derive substantially all of our income in three ways:

•
Underwriting Income from the Insurance Operations.  Underwriting income is comprised of both revenues and expenses.  The Insurance Operations revenues are the premiums earned on its insurance products and services.  The gross premiums billed insureds are direct premium written (“DPW”) plus premiums assumed from other insurers.  Gross premiums billed less premium ceded to reinsurers, is net premium written (“NPW”).  Net Premiums Earned (“NPE”) is NPW recognized as revenue ratably over the policy’s term.  The Insurance Operations expenses are categorized into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as agent commissions, premium taxes, reinsurance, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net Investment Income from the Investment Operations.  From the time we collect insurance premiums until the time we pay loss and loss expenses; underwriting expenses; and policyholder dividends; we invest the premiums and generate investment income.  Net investment income consists primarily of interest earned on fixed maturity investments, dividends earned on equity securities, and other income that is primarily generated from our alternative investment portfolio.  Interest on fixed maturity investments, dividends earned on equity investments, and other income on alternative investments are recorded as net investment income.

•
Net realized gains and losses on investment securities from the Investment Operations (including the investment portfolios of our seven insurance subsidiaries (“Insurance Subsidiaries” and our insurance holding company).  Realized gains and losses from the investment portfolio are typically the result of sales, maturities, calls, and redemptions.  They also include write downs from other-than-temporary impairments (“OTTI”).

We measure the performance of our Insurance Operations by its combined ratio.  Under generally accepted accounting principles in the United States (“GAAP”), the combined ratio is calculated by adding the loss and loss adjustment expense ratio, which is the ratio of incurred loss and loss adjustment expense to NPE and the expense ratio, which is the ratio of policy acquisition and other underwriting expenses to NPE.  A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss.  The statutory combined ratio does not reflect investment income, federal income taxes, or other non-operating income or expense.

We measure the performance of our Investment Operations by its pre- and after-tax investment income, as well as its associated return on invested assets.  Our investment philosophy includes setting certain return and risk objectives for the fixed maturity and equity portfolios.  We generally measure our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

Our Insurance Operations and Investment Operations are heavily regulated by the departments of insurance in the states in which our Insurance Subsidiaries are organized and licensed.  Each insurance subsidiary is required to file financial statements with such states, prepared in accordance with statutory accounting principles (“SAP”).  SAP have been promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states.  The purpose of state insurance regulation is to protect the policyholders, focusing on solvency and liquidation value.  GAAP, which we are required to use as a holding company, focuses more on the potential for profit than liquidation.  There are significant differences between SAP and GAAP.  However, we use SAP to manage our Insurance Operations and discuss these differences further under “Measure of Insurance Operations Profitability.”

Insurance Operations

Overview

We derive substantially all of our Insurance Operations revenue from selling insurance products and services to businesses and individuals in exchange for premium.  Sales to businesses, non-profit organizations, and local government entities, which are called Commercial Lines, represent about 84% of our revenue.  Sales to individuals, which are called Personal Lines, represent about 16% of our revenue.  The bulk of our sales are annual insurance policies.  Commercial Lines sales are seasonally heaviest in January and July and lowest during the fourth quarter of the year.

Insurance Operations Products and Services
The types of insurance we sell in our Insurance Operations fall into three broad categories:
•
Property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property.  Property claims are generally reported and settled in a relatively short period of time;

•
Casualty insurance, which generally covers the financial consequences of employee injuries in the course of employment and bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities.  Some casualty claims may take several years to be reported and settled; and

•	Package insurance, which is a combination of property and casualty. Package claims mirror the reporting and settlement time of the underlying portion of coverage.

The main Commercial Lines we underwrite and insure primarily through traditional insurance and, to a lesser extent, through alternative risk management products, such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts, are as follows:

Type of Policy	Category of Insurance
Commercial Property	Property
Commercial Automobile	Package
General Liability (including Excess Liability/Umbrella)	Casualty
Workers Compensation	Casualty
Business Owners Policy (“BOP”)	Package
Bonds (Fidelity and Surety)	Casualty

The main Personal Lines we underwrite and insure are as follows:

Type of Policy	Category of Insurance
Homeowners	Package
Personal Automobile	Package

Product Development and Pricing
Our Insurance Operations policies are contracts that specify our coverages – what we will pay to or for an insured upon specified losses.  We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”).  Determining the price to charge for our coverages is complicated.  At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future.  To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends.  In the last five years, we have also developed predictive models for our Insurance Operations.  Predictive models analyze historical statistical data regarding our insureds and their loss experience and, applying and analyzing that information to risks of current insureds and prospective insureds, provide us with an analysis and prediction of the likely profitability of the account.  The model’s predictive capabilities are limited by the amount and quality of the statistical data available.  As a regional insurance group, our Insurance Operations’ loss experience is not large enough in all circumstances to analyze and project future costs.  We use data from ISO to supplement ours.  Also, by using ISO’s policy language, policy writing rules, prospective loss cost information, and rates, our Insurance Operations ensure compliance with all applicable legal and regulatory requirements.

Customers and Customer Markets
Commercial Lines customers represent 84% of our total DPW.  The following provides a breakdown of these customers by policy size:

Market	Premium Account Size	% of DPW
Small Business	<$25,000	51%
Middle Market	≥$25,000 to $250,000	43%
Large Accounts	>$250,000	6%

Approximately 20% of the Large Account premium includes alternative risk transfer mechanisms.  Personal Lines customers represent 16% our total direct premiums.  We do not sub-divide our Personal Lines customers by size or class.  No one customer accounts for 10% or more of our premium.

Geographic Markets
Our Insurance Operations only do business in the United States, of which we currently operate in 22 states. We primarily market our products and services in the East and Midwest regions of the country.  We believe that this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk.  The principal states where we conduct business and their respective percentage of our total NPW over the last three fiscal years is shown in the following table:

	Year Ended December 31,
Net Premiums Written	2009	2008	2007
New Jersey	26.9%	28.6	30.0
Pennsylvania	14.0	14.5	14.1
New York	10.1	10.2	10.8
Maryland	7.1	7.4	7.6
Illinois	5.6	4.8	4.4
Virginia	5.4	5.7	6.0
Indiana	4.1	3.7	3.5
North Carolina	3.5	4.0	4.0
Georgia	3.5	3.7	3.5
Michigan	2.7	2.3	2.0
South Carolina	2.6	2.7	2.8
Ohio	2.3	2.0	1.8
Other states	12.2	10.4	9.5
Total	100.0%	100.0	100.0

Distribution and Marketing
We sell and distribute our Insurance Operations products and services exclusively through independent insurance agents.  As of December 31, 2009, we had appointed and entered into agency agreements with approximately 960 independent agencies.  As these agencies often have multiple offices, we have approximately 2,000 independent agency offices selling our products and services.  We pay our agencies commissions and other consideration for business placed with us (and we do not authorize our agencies to receive other monies for our insurance).  We seek to compensate our agencies fairly and consistent with market practices. No one agency is responsible for 10% or more of our Insurance Operations premium.

Independent insurance agents and brokers write approximately 80% of commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the United States according to a study released in 2009 by the Independent Insurance Agents and Brokers of America.  We believe that independent insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance group and can provide insureds with a wider choice of Commercial Lines and Personal Lines insurance products than if they represented only one insurer.  Because our agencies also generally represent several of our competitors and we face competition within our distribution channel, it is sometimes difficult to develop brand recognition among our customers, who do not always differentiate between insurance carriers and insurance coverages because of their reliance on their independent insurance agent.  Our primary marketing strategy with agents is to:

•
Develop close relationships with each agency and its principals by (i) soliciting their feedback on products and services, (ii) advising them concerning company developments, and (iii) investing significant time with them professionally and socially;

•
Develop with each agency, and then carefully monitor, annual goals regarding (i) types and mix of risks placed with us, (ii) amounts of premium or numbers of policies placed with us, (iii) customer service levels, and (iv) profitability of business placed with us; and

•	Use a business model that gives them close geographic proximity to underwriting decision-makers and broad, competitive coverages and services.

We received an overall satisfaction score of 8.5 out of 10 for the second consecutive year from our agent survey, which demonstrates that our field model and technology makes it easier for our agents to do business with us.

Field and Technology Strategies Supporting Independent Agent Distribution
We use the service mark “High-Tech x High-Touch = HT2 SM” to describe our Insurance Operations business strategy.  “High-Tech” refers to our advanced technology that we use to make it easy for our independent insurance agents and customers to do business with us.  “High-Touch” refers to the close relationships that we have with our independent insurance agents and customers due to our field business model that places underwriters, claims representatives, technical staff, and safety management representatives near our agents and customers.

Employees
To support our independent agents, we employ a field model in both underwriting and claims.  The field model places various employees in the field, usually working from home offices near our agents.  We believe that we build better and stronger relationships with our agents because of the close proximity of our field employees to our agents and the resulting direct and regular interaction with our agents and our customers.

At December 31, 2009, we had approximately 1,900 employees.  Our employees that work primarily from the field as of December 31, 2009 are shown on the following table:

Field Position	Responsibility	No. of Employees
Agency Management Specialist (“AMS”) and Large Account Managers	Commercial Lines.	104

Personal Lines Territory Manager (“TM”)	Personal Lines.	15

Field Technology Specialists	Train agents on our technology systems in order to streamline the processing of our insurance products and obtain agent feedback on areas for technology improvement.	16

Safety Management Specialists (“SMS”)	Survey and assess insured and prospective risks from a risk/safety standpoint and provide ongoing safety management services to certain insureds.	72

Claims Management Specialists (“CMS”)	Like AMSs, CMSs live in the geographic vicinity of our appointed agents and generally work from offices in their homes. CMSs, because of their geographic location, are able to conduct on-site inspections of losses and resolve claims faster, more accurately, and with higher levels of customer satisfaction. As a result, CMSs also obtain knowledge about potential exposures that they can share with AMSs.	125

We support our field model with our corporate headquarters in Branchville, New Jersey, and five regional branch offices (“Regions”).  As of December 31, 2009, the Regions and their office locations were as follows:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina

Underwriting Process Involving Agents and Field Model
Our underwriting process requires communication and interaction among:
•	Our independent agents, who act as front-line underwriters, and our AMSs;
•
Our strategic business units (“SBUs”), located in our corporate headquarters, which are organized by product and customer type and develop our pricing and underwriting guidelines in conjunction with the Regions;

•	Our Regions establish: (i) annual premium and pricing goals in consultation with the SBUs; (ii) agency new business targets; and (iii) agency profit improvement plans; and
•	Our Actuarial Department, located in our corporate headquarters, which assists in the determination of rate and pricing levels, while also monitoring pricing and profitability.

We also have an underwriting service center (“USC”) located in Richmond, Virginia.  The USC assists our independent agents by servicing Personal Lines and Commercial Lines Small Business and Middle Market accounts.  At the USC, our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters.  For the convenience of using the USC and not having to handle certain transactions, our independent agents agree to receive a slightly lower than standard commission for the premium associated with the USC.  As of December 31, 2009, our USC was servicing Commercial Lines NPW of $54 million and Personal Lines NPW of $32 million.  The $86 million total serviced by the USC represents 6% of our total NPW.

We believe that our field underwriting model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving an insured’s safety and risk management programs, as expressed by its service mark “Safety Management:  Solutions for a safer workplace®”.  Safety management services include:  (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and on line courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) OSHA construction and general industry certification training.  Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service.  Our safety management goal is to partner with our insureds to identify and eliminate potential loss exposures.

Claims Management and Field Claims Model
Effective, fair, and timely claims management is one of the most important services that we provide our customers and agents.  It also is one of the critical factors in achieving underwriting profitability.  We have structured our claims organization to emphasize (i) cost-effective delivery of claims services and control of loss and loss expenses and (ii) maintenance of timely and adequate claims reserves.  We believe that we can achieve lower claims expenses through our field model and locating claims representatives in close proximity to our customers and independent agents.  In 2009, we undertook a number of initiatives to reduce claim cycle times and improve workflows, including:  (i) claims automation; (ii) enhancement of claims quality and control; (iii) litigation management; (iv) compliance enhancement and bill review; (v) enhancement of workers compensation review; and (vi) enhancement of salvage and subrogation review.  We expect these initiatives to accelerate the timing of the establishment and inflate the severity of reserves, although we expect lower loss costs to be ultimately realized through reduced legal and loss adjustment expenses and a more efficient claims process.

CMSs are primarily responsible for investigating and settling a significant portion of our claims directly with insureds and claimants.  By promptly and personally investigating claims, we believe CMSs are able to provide better customer and agent service and quickly resolve claims within their authority.  In the rare circumstances where we have insufficient claim volume to justify the placement of a CMS or when a particular claim expertise is required, we use independent adjusters.  All workers compensation claims are handled in the Regions.  Because of the special nature of property claims, CMSs refer those claims above certain amounts to our general property adjusters for consultation.  All environmental claims are referred to our specialized corporate environmental unit.

We also have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia.  The CSC receives all first notices of loss from our insureds.  The CSC is designed to: (i) reduce the claims settlement time on first-and third-party automobile property damage claims; (ii) increase our use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims.  Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or the specialized area in the corporate headquarters.

We have a special investigations unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.  The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims.  It is our practice to notify the proper authorities of its findings.  This practice sends a clear message that we will not tolerate fraudulent activity committed against us or our customers.  The SIU also supervises anti-fraud training for CMSs and other employees, including AMSs.

Technology
We try to do as much of our business as possible with technology.  In recent years, we have made significant investments in information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives.  We did this to provide:

▪
Our independent agents and customers with access to accurate business information and the ability to process certain transactions from their locations seamlessly integrating those transactions into our systems; and

▪	Our underwriters with targeted pricing tools to enhance profitability while growing the business.

In 2009, for the second consecutive year, we received the Interface Partner Award from Applied Systems Client Network, an automated solutions provider to independent insurance agents, for promoting efficient communication between insurance carriers and independent agents.  The award recognized our leadership and innovation, specifically citing our commitment to providing agents with download, real-time inquiry, and real-time rating.

We manage our information technology projects through a project management office (“EPMO”).  The EPMO is staffed by certified individuals who apply methodologies to:  (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization.  Our senior management meets periodically with the EPMO to review all major projects and receive reports on the status of other projects.  We believe that the EPMO is a factor in the success of our technology implementation and is a competitive advantage.  Our technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut.  We also have agreements with two consulting and information technology services companies from India that have a significant presence in the United States to provide supplemental staffing services to our information technology operation.  Together, they provide approximately 25% of our total capacity for skilled technology resources.  However, we retain all management oversight of projects and ongoing information technology production operations.  We also believe we would be able to manage an efficient transition to new vendors and not experience significant impact to our operations if we terminated either vendor.

Insurance Operations Competition

Market Competition
The property and casualty market is highly competitive and few companies have significant market share.  We compete with three types of companies, primarily on the basis of price, coverage terms, claims service, safety management services, ease of technology, and financial ratings:

•	Regional insurers, such as Cincinnati Financial Corporation, The Hanover Insurance Group, Inc., and Harleysville Group, Inc., which offer Commercial Lines and Personal Lines products and services;

•
National insurers, such as Liberty Mutual Group, Travelers Companies, Inc., The Hartford Financial Services Group, Inc. and Zurich Financial Services Group, which offer Commercial Lines and Personal Lines products and services; and

•	Direct insurers, such as GEICO and The Progressive Corporation, which primarily offer Personal Lines coverage and market through the Internet.

Some of these competitors are public companies and some are mutual companies.  Some, like us, rely solely on independent insurance agents for distribution of their products and services and have competition within their distribution channel.  Others employ their own agents who only represent one insurance group.  Others use a combination of independent and captive agents.

We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks.  From time-to-time, some of our customers and potential customers evaluate the benefits and risks of alternative risk mechanisms, such as self-insurance.  Generally, only large entities have the capacity to self-insure.  However, in the public sector some small and mid-sized public entities do have the opportunity to partially self-insure their risks through the use of risk pools or joint insurance funds that are generally created by legislative act.

Financial Ratings
Because agent and customer concerns about our ability to pay claims in the future are such an important factor in our competitiveness, our financial ratings are important to our ability to compete.  Major financial rating agencies evaluated us on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most significantly influenced by our rating from A.M. Best & Company (“A.M. Best”).  We have had our current rating of “A+ (Superior)” for the last 48 years.  A.M. Best uses its highest Financial Strength Rating of “Secure,” and a descriptor of “Superior,” for its “A+” rating, which it defines as, “assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations to policyholders.”  It is the second highest of 15 ratings.  Only approximately 10% of commercial and personal insurance companies carry an “A+” or better rating from A.M. Best.

Our A.M. Best Financial Strength Rating of “A+ (Superior)” was most recently reaffirmed in the second quarter of 2009, at which time our outlook was revised to “negative” from “stable.”  In taking their rating action regarding our outlook, A.M. Best cited our risk-adjusted capitalization deterioration in 2008 from investment losses and impairment charges and our ability to improve operating results in the current challenging commercial lines environment.

We believe our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best to a rating below “A-” could affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a minimum A.M. Best rating; usually an “A-.”

Our ratings by other major rating agencies are as follows:

Rating Agency	Financial Strength Rating	Outlook
S&P Insurance Rating Services	A	Negative
Moody’s	A2	Stable
Fitch Ratings	A+	Negative

While customers and agents may be aware of our S&P and Moody’s financial strength ratings, these ratings are not as important in insurance decision-making.  They do, however, affect our ability to access capital markets.  For further discussion on this, please see the “Financial Condition, Liquidity and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Other factors that might impact our competitiveness are discussed in Item 1A. “Risk Factors,” of this Form 10-K.

Reinsurance

We use reinsurance to protect our capital resources and insure us against losses on property and casualty risks that we underwrite.  We use two main reinsurance vehicles:  (i) a reinsurance pooling agreement between our Insurance Subsidiaries in which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements that cover various policies that our Insurance Operations issue to insureds.

Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement between our Insurance Subsidiaries are the following;

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

Reinsurance Treaties and Arrangements
By entering reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus.  All of our reinsurance treaties are for traditional reinsurance; we do not purchase finite reinsurance.  Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium.  Amounts not reinsured are known as retention.  Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them.  Accordingly, we have counterparty credit risk to our reinsurers.  We attempt to mitigate this credit risk by: (i) pursuing relationships in most cases with reinsurers rated “A-” or higher; and (ii) requiring collateral to secure reinsurance obligations.  Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer’s financial condition or rating deteriorates.  We continuously monitor the financial condition of our reinsurers.  We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance.

We primarily use the following three reinsurance treaty and arrangement types for property and casualty insurance:

•	Treaty reinsurance, under which certain types of policies are automatically reinsured without prior approval by the reinsurer of the underlying individual insured risks;

•
Facultative reinsurance, under which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer.  We use facultative reinsurance for policies with limits greater than those available under our treaty reinsurance; and

•
Protection provided under the Terrorism Risk Insurance Act of 2002 as modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”).  TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury.  All insurers with Commercial Lines DPW in the United States are required to participate in TRIA, and TRIA applies to almost every line of commercial insurance.  Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies.  Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms.  TRIA rescinded all previously approved coverage exclusions for terrorism.  Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available.  This deductible is based on a percentage of the prior year’s applicable commercial lines DPW.  In 2009, the deductible would have been approximately $189 million.  For losses above the deductible, the federal government will pay 85% and the insurer retains 15%.  Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial.  In 2009, approximately 87% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.  Also in 2009, 45% or 10 of the 22 primary states in which we underwrite commercial property coverage mandated the coverage of fire following an act of terrorism.

The following is a summary of our property reinsurance treaties and arrangements covering  our Insurance Subsidiaries:

PROPERTY REINSURANCE
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss
$28 million above $2 million retention in two layers.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:
•      $8 million in excess of $2 million layer provides unlimited reinstatements, no annual aggregate limit; and
•      $20 million in excess of $10 million layer provides three reinstatements

All nuclear, biological, chemical, and radioactive (“NBCR”) losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBCR losses, the treaty distinguishes between acts certified under TRIA and those that are not.  The treaty provides annual aggregate limits for TRIA certified (other than NBCR) acts of $24 million for the first layer and $40 million for the second layer.  Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

Property Catastrophe Excess of Loss
95% of $310 million above $40 million retention in three layers:
•      95% of losses in excess of $40 million up to $100 million;
•      95% of losses in excess of $100 million up to $200 million; and
•      95% of losses in excess of $200 million up to $350 million.
The treaty provides one reinstatement per layer, $589 million annual aggregate limit, net of the Insurance Subsidiaries’ co-participation.

All nuclear, biological, and chemical (NBC) losses are excluded regardless of whether or not they are certified under TRIA.  TRIA losses related to foreign acts of terrorism are excluded from the treaty.  Domestic terrorism is included regardless of whether it is certified under TRIA or not.  Please see Item 1A. “Risk Factors” of this Form 10-K for further discussion regarding changes in TRIA.

Flood	100% reinsurance by the federal government’s write-your-own (“WYO”) Program.	None

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss
The 1st layer of $3 million in excess of $2 million is covered at 85%.  The 2nd through 6th layers are covered at 100%.  Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:
•      85% of $3 million in excess of $2 million layer provides up to $2.6 million of per occurrence coverage net of co-participation with 23 reinstatements, $61 million net annual aggregate limit;
•      $7 million in excess of $5 million layer provides three reinstatements, $28 million annual aggregate limit;
•      $9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit;
•      $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;
•      $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and
•      $40 million in excess of $50 million layer provides with one reinstatement, $80 million in net annual aggregate limit.

All NBCR losses are excluded.  All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:
•      85% of $3 million in excess of $2 million layer provides up to $2.6 million of per occurrence coverage net of co-participation with four reinstatements for terrorism losses, $13 million net annual aggregate limit;
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
•      $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit; and
•      $40 million in excess of $50 million layer provides one reinstatement for terrorism losses, $80 million in net annual aggregate limit.

National Workers Compensation Reinsurance Pool (“NWCRP”)	100% quota share up to a maximum ceded combined ratio cap of 141%. Provides up to 5 points in pool participant insolvency assessment protection.	Provides full terrorism coverage including NBCR.

We also have other smaller reinsurance treaties, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty and our Equipment Breakdown Coverage Reinsurance Treaty.  For further discussion on reinsurance, see the “Reinsurance” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Claims Reserves

Net Loss and Loss Expense Reserves
We establish loss and loss expense reserves that are estimates of the amounts we will need to pay in the future for claims and related expenses for insured losses that have already occurred.  Estimating reserves as of any date involves a considerable degree of judgment by management and is inherently uncertain.  We regularly review our reserving techniques and our overall amount of reserves.  We also review:

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

See “Critical Accounting Policies and Estimates” in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results for Operations.” of this Form 10-K for full discussion regarding our loss reserving process.

Our loss and loss expense reserve development over the preceeding 10 years is shown on the following table, which has five parts:

•
Section I shows the estimated liability recorded at the end of each indicated year for all current and prior accident year’s unpaid loss and loss expenses.  The liability represents the estimated amount of loss and loss expenses for unpaid claims, including incurred but not reported (“IBNR”) reserves.  In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded gross of the effects of reinsurance.  An estimate of reinsurance recoverables is reported separately as an asset.  The net balance represents the estimated amount of unpaid loss and loss expenses outstanding reduced by estimates of amounts recoverable under reinsurance contracts.

•
Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year.  Estimates of the liability of unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known.

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2009.

•
Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2009.

This table does not present accident or policy year development data.  Conditions and trends that have affected past reserve development may not necessarily occur in the future.  As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
I. Gross reserves for unpaid losses and loss expenses at December 31	$1,273.8	1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8

Reinsurance recoverables on unpaid losses and loss expenses at December 31	$(192.0)	(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)

Net reserves for unpaid losses and loss expenses at December 31	$1,081.8	1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8	2,474.2

II. Net Reserves estimate as of:
One year later	$1,080.7	1,125.5	1,151.7	1,258.1	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4
Two years later	1,088.2	1,152.7	1,175.8	1,276.3	1,452.3	1,637.3	1,845.1	2,024.0	2,237.8
Three years later	1,115.6	1,181.9	1,210.7	1,344.6	1,491.1	1,643.7	1,825.2	1,982.4
Four years later	1,134.4	1,220.2	1,290.2	1,371.5	1,522.9	1,649.8	1,808.9
Five years later	1,156.0	1,278.3	1,306.8	1,413.8	1,529.2	1,653.6
Six years later	1,194.6	1,287.5	1,349.6	1,420.8	1,538.4
Seven years later	1,203.2	1,325.5	1,357.6	1,428.7
Eight years later	1,238.2	1,332.8	1,363.4
Nine years later	1,243.5	1,338.6
Ten years later	1,246.7
Cumulative net redundancy (deficiency)	$(165.0)	(226.8)	(231.6)	(185.7)	(135.2)	(37.1)	56.9	106.6	77.0	29.4

III. Cumulative amount of net reserves paid through:
One year later	$348.2	399.2	377.1	384.0	414.5	422.4	468.6	469.4	579.4	584.5
Two years later	600.3	649.1	627.3	653.3	691.4	729.5	775.0	841.3	945.5
Three years later	767.5	815.3	807.2	836.3	903.7	942.4	1,026.9	1,080.0
Four years later	870.8	930.9	926.9	966.2	1,033.5	1,101.0	1,174.2
Five years later	933.6	1,002.4	1,003.3	1,044.6	1,128.4	1,189.2
Six years later	974.6	1,046.3	1,053.8	1,110.0	1,184.5
Seven years later	1,001.1	1,081.7	1,100.3	1,151.8
Eight years later	1,029.0	1,115.9	1,133.9
Nine years later	1,055.2	1,143.6
Ten years later	1,078.3

IV. Re-estimated gross liability	$1,548.1	1,608.5	1,646.1	1,685.5	1,816.7	1,939.0	2,106.5	2,238.8	2,487.3	2,635.9

Re-estimated reinsurance recoverables	$(301.4)	(269.9)	(282.7)	(256.8)	(278.3)	(285.4)	(297.6)	(256.4)	(249.5)	(248.5)

Re-estimated net liability	$1,246.7	1,338.6	1,363.4	1,428.7	1,538.4	1,653.6	1,808.9	1,982.4	2,237.8	2,387.4

V. Cumulative gross redundancy (deficiency)	$(274.3)	(335.9)	(347.7)	(282.1)	(228.9)	(103.8)	(22.4)	49.9	55.3	5.1

Cumulative net redundancy (deficiency)	$(165.0)	(226.8)	(231.6)	(185.7)	(135.2)	(37.1)	56.9	106.6	77.0	29.4

Note:  some amounts may not foot due to rounding.

We experienced favorable prior year loss and loss expense reserve development in 2009, 2008, and 2007:

•	The primary drivers of 2009’s favorable development of $29.4 million were the following:

o
Our workers compensation line experienced favorable development of approximately $11 million.  Accident years 2005 to 2007 had favorable development of approximately $36 million from the impact of a series of underwriting improvement strategies in that period that was partially offset by approximately $22 million of adverse development due to higher than expected severity in accident year 2008.

o	Our commercial automobile line experienced favorable development of approximately $10 million from lower than anticipated severity emergence primarily in accident year 2007.

o
Our general liability line had favorable development of approximately $8 million.  We had favorable loss emergence in accident years 2004 through 2007 in our premises coverage business that was partially offset by adverse development in our products/completed operations business.

•	The primary drivers of 2008’s favorable development of $19.3 million were the following:

o
Our workers compensation line experienced favorable prior year development of approximately $24 million.  This was primarily driven by favorable development in accident years 2004 to 2006 of approximately $28 million attributable to underwriting improvements, better than expected medical trends, and the redesign and re-contracting of our managed care process.  However, accident year 2007 had adverse prior year development of approximately $6 million from higher severity.

o	Our general liability line experienced adverse development of approximately $3 million that reflected normal volatility for this line of business.

o	Our remaining lines of business collectively contributed approximately $2 million of adverse development. Individually, none reflect any significant trends related to prior year development.

•	The primary drivers of 2007’s favorable development of $18.8 million were the following:

o	Our commercial automobile line experienced favorable development of approximately $19 million. This was driven by lower than expected severity in accident years 2004 through 2006.

o
Our personal automobile line experienced favorable development of approximately $10 million.  This primarily related to lower than expected loss emergence for accident years 2005 and prior of approximately $18 million after we re-evaluated the impact of a 2005 adverse New Jersey Supreme Court ruling eliminating the application of the serious life impact standard under the verbal tort threshold of New Jersey’s Automobile Insurance Cost Reduction Act.  However, this was partially offset by higher severity that we experienced in accident year 2006 of approximately $8 million.

o
Our workers compensation line experienced favorable development of approximately $4 million.  The implementation of a series of underwriting improvement strategies in recent accident years were reflected in this development, but this was partially offset by an increase in the tail factor related to medical inflation and general development trends.

o
The homeowners line experienced adverse development of approximately $6 million.  The main cause was unfavorable trends in claims for groundwater contamination from leaking underground oil storage tanks.

o	The personal excess line experienced adverse development of approximately $4 million in 2007 related to the impact of several significant losses on a relatively small line of business.

o
Our remaining lines of business collectively contributed approximately $4 million of adverse development.  Individually, none of these lines reflected any significant trends related to prior year development.

The significant cumulative loss and loss expense reserve net deficiencies seen between 1999 and 2003 reflect the property and casualty industry’s soft market pricing during those years – with 1999 seeing its lowest pricing levels.  As a whole, the property and casualty industry underestimated reserves and loss trends and created intense pricing competition.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2009	2008
Statutory losses and loss expense reserves	$2,471,833	2,414,743
Provision for uncollectible reinsurance	2,500	2,470
Other	(144)	(432)
GAAP losses and loss expense reserves – net	2,474,189	2,416,781
Reinsurance recoverables on unpaid losses and loss expenses	271,610	224,192
GAAP losses and loss expense reserves – gross	$2,745,799	2,640,973

Environmental Reserves
Our general liability and excess liability reserves include exposure to environmental claims, which include asbestos claims and non-asbestos claims.  Our exposure to environmental liability is primarily due to: (i) policies written prior to the absolute pollutions endorsement in the mid 1980’s; and (ii) underground storage tank leaks mainly form New Jersey homeowners’ policies.  Our environmental claims stem primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products.  In the past, we were the insurer of various distributors of asbestos and/or asbestos-containing products, and, in some cases, the manufacturers of these products.  Over the last 20 years, an increasing number of asbestos claims have been made against the insurance industry.  While most of our claims are the result of incidental exposure, we insure a former manufacturer of asbestos related products, which comprises approximately half of our outstanding claims.  Favorable emergence on our reported claims resulted in a reduction in incurred losses in 2009 of approximately $2.9 million, net of reinsurance.  At December 31, 2009, asbestos claims constituted 22% of our $41.6 million net environmental reserves compared to 29% of $44.1 million net environmental reserves at December 31, 2008.

“Non-asbestos claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos.  These claims primarily include landfills and leaking underground storage tanks.  In past years, landfill claims have accounted for a significant portion of our environmental claim unit’s litigation costs.  Over the past few years, we have been experiencing adverse development in our homeowners line of business due to unfavorable trends in claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey.  During 2009, claims related to leaking underground heating oil storage tanks began to stabilize.

Our environmental claims are handled in our centralized and specialized environmental claim unit.  Environmental reserves are evaluated on a claims-by-claims basis.  The ability to assess potential exposure often improves as an environmental claim develops, including judicial determinations of coverage issues.  As a result, reserves are adjusted accordingly.

Estimating IBNR reserves for environmental claims is difficult because, in addition to other factors, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage defense costs, and potential state and federal legislative changes.  Normal historically based actuarial approaches are difficult to apply to environmental claims because past loss history is not indicative of future potential environmental losses.  In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions.  As a result, we do not calculate a specific environmental loss range.  Historically, our environmental claims have been significantly less volatile and uncertain than other competitors in the commercial lines industry.  In part, this is due to the fact that we are the primary insurance carrier on the majority of our environmental exposures, thus providing more certainty in our reserve position compared to the insurance marketplace.

Measure of Insurance Operations Profitability
We manage and evaluate the performance and profitability of our Insurance Operations in accordance with SAP, which differs from GAAP.  We base our incentive compensation to our employees and our independent agents on the SAP results of our Insurance Operations.  In addition, our rating agencies use SAP information to evaluate our performance, including against our industry peers.

We measure our statutory underwriting performance by four different ratios:

1.	Loss and loss expense ratio, which is calculated by dividing incurred loss and loss expenses by NPE;

2.	Underwriting expense ratio, which is calculated by dividing all expenses related to the issuance of insurance policies by NPW;

3.	Dividend ratio, which is calculated by dividing policyholder dividends by NPE; and

4.	Combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.

SAP differs in several ways from GAAP, under which we report our financial results to shareholders and the Securities Exchange Commission (“SEC”):

•	With regard to the underwriting expense ratio, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to income:

•	Underwriting expenses are deferred and amortized to expense over the life of the policy under GAAP; whereas they are recognized when incurred under SAP.

o	Deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit under GAAP; whereas they are recorded directly to surplus under SAP.

o
Changes in the fair value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP.

•	With regard to equity under GAAP and statutory surplus under SAP:

o	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

o	Regarding unrealized gains and losses on fixed maturity securities:

▪
Under GAAP, unrealized gains and losses on available-for-sale (“AFS”) fixed maturity securities are recognized in equity; but they are not recognized in equity on purchased held-to-maturity (“HTM”) securities.  Unrealized gains and losses on HTM securities transferred from an AFS designation are amortized from equity as a yield adjustment.

▪
Under SAP, unrealized gains and losses on fixed maturity securities assigned certain National Association of Insurance Commissioners Security Valuation Office ratings (specifically designations of one or two) are not recognized in statutory surplus. However, fixed maturity securities that have a designation of three or higher must recognize changes in unrealized gains and losses as an adjustment to statutory surplus.

o
Certain assets designated under insurance regulations as “non-admitted,” including but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses, and as such, are excluded from statutory surplus under SAP; whereas these assets are recorded in the balance sheet net of applicable allowances under GAAP; and

o	Regarding recognition of pension liability:

▪
Under GAAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the pension assets, and any changes in this balance not in income are recognized in equity as a component of other comprehensive income (“OCI”).

▪
Under SAP, the liability is recognized in an amount equal to the excess of the vested accumulated benefit obligation over the fair value of the pension plan assets, and any changes in this balance not recognized in income are recognized in statutory surplus.

Our Insurance Operations statutory results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2009	2008	2007
Insurance Operations Results
NPW	$1,422,655	1,492,938	1,562,728

NPE	$1,431,047	1,504,387	1,525,163
Losses and loss expenses incurred	972,041	1,011,700	997,230
Net underwriting expenses incurred	459,757	471,629	494,944
Policyholders’ dividends	3,640	5,211	7,202
Underwriting (loss) profit	$(4,391)	15,847	25,787

Ratios:
Losses and loss expense ratio	67.9%	67.2	65.4
Underwriting expense ratio	32.3%	31.7	31.6
Policyholders’ dividends ratio	0.3%	0.3	0.5
Combined ratio	100.5%	99.2	97.5

GAAP combined ratio[1]	99.8%	100.0	98.0

Our statutory combined ratio has been lower than that of the property and casualty insurance industry for three of the past five years and we have outperformed the industry average during that period by 1.6 points.  A comparison of certain statutory ratios for our Insurance Operations and our industry are shown on the following table:

	Simple Average of All Periods Presented	2009	2008	2007	2006	2005
Insurance Operations Ratios:[1]
Loss and loss expense	65.5	67.9	67.2	65.4	63.7	63.5
Underwriting expense	31.5	32.3	31.7	31.6	31.3	30.7
Policyholders’ dividends	0.4	0.3	0.3	0.5	0.4	0.4
Statutory combined ratio	97.4	100.5	99.2	97.5	95.4	94.6
Growth in net premiums written	0.9	(4.7)	(4.5)	1.4	5.3	6.9
Industry Ratios:[1,2]
Loss and loss expense	71.6	72.5	77.0	67.7	65.4	75.3
Underwriting expense	26.7	27.5	27.1	27.1	26.1	25.4
Policyholders’ dividends	0.7	0.6	0.7	0.7	0.9	0.5
Statutory combined ratio	99.0	100.6	104.7	95.6	92.4	101.2
Growth in net premiums written	(0.6)	(4.2)	(0.8)	(0.8)	4.0	0.0
Favorable (Unfavorable) to Industry:
Statutory combined ratio	1.6	0.1	5.5	(1.9)	(3.0)	6.6
Growth in net premiums written	1.5	(0.5)	(3.7)	2.2	1.3	6.9

1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which each company is domiciled.
2Source:  A.M. Best.  The industry ratios for 2009 have been estimated by A.M. Best.

Insurance Regulation

Primary Oversight from the States in Which We Operate
Our Insurance Operations are heavily regulated.  The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders.  By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states.  For our seven insurance subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed.  The broad regulatory, administrative, and supervisory powers of the various departments of insurance include:

•
Related to our financial condition, review and approval of such matters as minimum capital and surplus requirements, standards of solvency, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, payment of dividends and other distributions to shareholders, periodic financial examinations and annual and other report filings; and

•
Related to our general business, review and approval of such matters as certificates of authority and other insurance company licenses, licensing of agents, premium rates (which may not be excessive, inadequate, or unfairly discriminatory), policy forms, policy terminations, reporting of statistical information regarding our premiums and losses, unfair trade practices, and periodic market conduct examinations.

•
Related to our ownership of our seven insurance subsidiaries, we are required to register as an insurance holding company system and report information concerning all of our operations that may materially affect the operations, management, or financial condition of the insurers.  As an insurance holding company, the appropriate state regulatory may:  (i) examine us or our insurance subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of any of the insurance subsidiaries with us or each other; and (iii) require prior approval or notice of certain transactions, such as payment of dividends or distributions to us.

The various state departments of insurance that regulate us are members of the National Association of Insurance Commissioners (“NAIC”).  The NAIC is the organization that has codified SAP and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies.  An NAIC model only becomes law when the various state legislatures enact it.  The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for state insurance departments.

IRIS, RBC, and the Model Audit Rule
Among the various financial regulatory initiatives of the NAIC that are material to the regulators in which our seven insurance subsidiaries are organized are the following:
•
The Insurance Regulatory Information System (“IRIS”).  IRIS identifies 11 industry financial ratios and specifies “usual values” for each ratio.  Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer’s business.  Our insurance subsidiaries have consistently met the majority of the IRIS ratio tests.

•
Risk Based Capital.  Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed:  (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk.  Insurers with total adjusted capital that is less than two times their calculated “Authorized Control Level,” are subject to different levels of regulatory intervention and action.  Based upon the unaudited 2009 statutory financial statements, the total adjusted capital for each of our seven insurance subsidiaries substantially exceeded two times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the “Model Audit Rule”).  Effective January 1, 2010, the regulators of all seven of our insurance subsidiaries adopted this regulation, modeled closely on the Sarbanes-Oxley Act, concerning (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting.  As permitted under the regulation, our Audit Committee of the Board of Directors also serves as the audit committee of each of our seven insurance subsidiaries.

Federal Regulation
Although the federal government does not directly regulate insurance, federal legislation and administrative policies do affect the insurance industry.  Among the most notable are TRIA and various privacy laws that apply to us because we have personal non-public information, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act.  Like all businesses, we also are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control  (“OFAC”).

As a result of the financial markets crises in 2008 and 2009, there have been a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance. Among the most notable are proposals to require the federal government to regulate the solvency of insurers in light of the AIG scandal and to repeal the McCarran-Ferguson Act.  While proposals for McCarran-Ferguson Act repeal recently have been primarily directed at health insurers, if enacted and applicable to all insurers, such repeal would significantly reduce our ability to compete because we rely on the anti-trust exemptions the law provides to obtain historical loss data from third party aggregators such as ISO to develop loss costs.  We expect the debate about the role of the federal government in regulating insurance to continue.  We cannot predict whether one proposal or another will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Investment Operations
Our Investments Operations are based primarily in Parsippany, New Jersey, while certain segments of the portfolio are managed by external investment portfolio managers.  Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings.  We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity price risks and the change in market value of our alternative investment portfolio.  A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, fluctuations in interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.

Our Investment Operations invest the premiums collected by the Insurance Operations and generate investment income and earnings.  At December 31, 2009, our investment portfolio consisted of the following:

Category of Investment	Amount Invested	% of Investment Portfolio
Fixed maturities	$3,346.3 million	88%
Equities	$80.3 million	2%
Short-term investments	$213.8 million	6%
Other investments, including alternative investments	$140.7 million	4%
Total	$3,781.1 million	100%

Our investment philosophy includes setting certain return and risk objectives for the fixed maturity and equity portfolios.  The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices.  The risk objectives for our portfolios are focused on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to coincide with cash obligations of the Insurance Operations; (iv) consideration of taxes; and (v) preservation of capital.  Our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle; however, yield and income generation remain the key drivers to our investment strategy.

For further information regarding our risks associated with the overall investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.” and Item 1A. “Risk Factors.” of this Form 10-K.  For additional information about investments, see the section entitled, “Investments,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 8. “Financial Statements and Supplementary Data.” Note 5. of this Form 10-K.

Our Executive Officers
Biographical information about our Chief Executive Officer and other executive officers is as follows:

Name, Age, Title	Occupation and Background
Gregory E. Murphy, 54	•	Present position since May 2000
Chairman, President, and	•	President, Chief Executive Officer, and Director, Selective, 1999 – 2000
Chief Executive Officer	•	President, Chief Operating Officer, and Director, Selective, 1997 – 1999
	•	Other senior executive, management, and operational positions, Selective, since 1980
	•	Certified Public Accountant (New Jersey) (Inactive)
	•	Director, Newton Memorial Hospital Foundation, Inc., since 1999
	•	Director, Property Casualty Insurers Association of America, since 2008
	•	Director, Insurance Information Institute, since 2000
	•	Director, American Insurance Association (AIA), 2002 to 2006
	•	Trustee, the American Institute for CPCU (AICPCU) and the Insurance Institute of America (IIA), since June 2001
	•	Graduate of Boston College (B.S. Accounting)
	•	Harvard University (Advanced Management Program)
	•	M.I.T. Sloan School of Management
Richard F. Connell, 64	•	Present position since October 2007
Senior Executive Vice	•	Senior Executive Vice President and Chief Information Officer, Selective, 2006 – 2007
President and Chief	•	Executive Vice President and Chief Information Officer, Selective 2000 – 2006
Administrative Officer	•	Chief Technology Officer, Liberty Mutual, 1998 – 2000
	•	Central Connecticut State University (B.S. Marketing)
Kerry A. Guthrie, 52	•	Present position since February 2005
Executive Vice President	•	Senior Vice President and Chief Investment Officer, Selective, 2002 – 2005
and Chief Investment	•	Various investment positions, Selective, 1987 – 2002
Officer	•	Chartered Financial Analyst
	•	Certified Public Accountant (New Jersey) (Inactive)
	•	Member, New York Society of Security Analysts
	•	Siena College (B.S. Accounting)
	•	Fairleigh Dickinson University (M.B.A. Finance)
Dale A. Thatcher, 48	•	Present position since February 2003
Executive Vice President,	•	Senior Vice President, Chief Financial Officer and Treasurer, Selective, 2000 – 2003
Chief Financial Officer	•	Certified Public Accountant (Ohio) (Inactive)
and Treasurer	•	Chartered Property and Casualty Underwriter
	•	Chartered Life Underwriter
	•	Member, American Institute of Certified Public Accountants
	•	Member, Ohio Society of Certified Public Accountants
	•	Member, Financial Executives Initiative
	•	Member, Insurance Accounting and Systems Association
	•	University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)
	•	Harvard University (Advanced Management Program)

Name, Age, Title	Occupation and Background
Ronald J. Zaleski, 55	•	Present position since February 2003
Executive Vice	•	Senior Vice President and Chief Actuary, Selective, 2000 – 2003
President and Chief	•	Vice President and Chief Actuary, Selective, 1999 – 2000
Actuary	•	Fellow of Casualty Actuarial Society
	•	Member, American Academy of Actuaries
	•	Loyola College (B.A. Mathematics)
Steven B. Woods, 50	•	Present position since January 2009
Executive Vice President, Human Resources	•	Vice President, Human Resources, Corporate Affairs, Administration and Vice President, International for Crayola, LLC, 2000 – 2009
	•	Southeastern Massachusetts University (B.S.)
	•	Old Dominion University (Ph.D., M.S.)
Michael H. Lanza, 48	•	Present position since October 2007
Executive Vice	•	Senior Vice President and General Counsel, Selective, 2004 – 2007
President, General	•	Corporate advisor and legal consultant, 2003 – 2004
Counsel, and Chief	•	Executive Vice President and Corporate Secretary, QuadraMed Corporation, 2000 – 2003
Compliance Officer	•	Member, Society of Corporate Secretaries and Corporate Governance Professionals
	•	Member, National Investor Relations Institute
	•	University of Connecticut (B.A.)
	•	University of Connecticut School of Law (J.D.)
John J. Marchioni, 40	•	Present position since October 2008
Executive Vice President,	•	Executive Vice President, Chief Field Operations Officer, Selective 2007 – 2008
Chief Underwriting and	•	Senior Vice President, Director of Personal Lines, Selective 2005 – 2007
Field Operations Officer	•	Various insurance operation and government affairs positions, Selective, 1998 – 2005
	•	Chartered Property Casualty Underwriter (CPCU)
	•	Princeton University (B.A. History)
	•	Harvard University (Advanced Management Program)

Information about our Board of Directors (the “Board”) is in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 28, 2010 in “Information About Proposal 2, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.

Reports to Security Holders

We file with the United States Securities and Exchange Commission (“SEC”) all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other required information under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).  We also provide access to these filed materials on our Internet website, www.selective.com.

You may read and copy any of these filed materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers, including ourselves, that file electronically with the SEC.

Item 1A.  Risk Factors

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results.  They also could have a significant impact on our business, liquidity, capital resources, results of operations and financial condition.  These risk factors also might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our shares of common stock, or increasing or decreasing stockholders’ dividends.  The following list of risk factors is not exhaustive, and others may exist.

Risks Related to Insurance Operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.

We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to the following:

▪	Being disciplined in our underwriting practices.

▪	Being prudent in our claims management practices and establishing adequate loss and loss expense reserves.

▪
Continuing to develop and implement predictive models to analyze historical statistical data regarding our insureds and their loss experience and to apply that information to risks of current insureds and prospective insureds so we can better predict the likely profitability of the account.

▪	Purchasing reinsurance.

All of these strategies have inherent limitations.  We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our liquidity, capital resources, results of operations, and financial condition.

Our loss reserves may not be adequate to cover actual losses and expenses.
We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims.  Our estimates of reserve amounts are based on facts and circumstances that we know, including our expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors relating to our insurance policies in force.  There is no method for precisely estimating the ultimate liability for settlement of claims.  From time-to-time, we adjust reserves and increase them if they are inadequate or reduce them if they are redundant.  We cannot be certain that the reserves we establish are adequate or will be adequate in the future.  An increase in reserves:  (i) reduces net income and stockholders’ equity for the period in which the deficiency in reserves is identified; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, and financial strength and debt ratings.

We are subject to losses from catastrophic events.
Our results are subject to losses from natural and man-made catastrophes, including but not limited to; hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, floods and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable.  One year may be relatively free of such events while another may have numerous events.  For further discussion regarding man-made catastrophes that relate to terrorism see the risk factor directly below this one regarding the potential for significant losses from acts of terrorism.  Furthermore, scientists, legislators, and regulators are among a broad spectrum of the public which have a heightened interest in the effect that greenhouse gas emissions have on our environment in particular to a change in climate.  If greenhouse gases continue to shift our climate, more devastating catastrophic events may occur.  Catastrophe losses are determined by the severity of the event and the total amount of insured exposures in the area affected by the event.  Our insurance operations business is concentrated geographically in the Eastern and Midwestern regions of the U.S.  New Jersey accounted for 27% of our total NPW during the year ended December 31, 2009 and therefore catastrophes in these areas could adversely impact our business more so than in other geographic areas.  Although catastrophes can cause losses in a variety of property and casualty lines, most of our historic catastrophe-related claims have been from commercial property and homeowners coverages.  In an effort to reduce our exposure to catastrophe losses we purchase catastrophe reinsurance.  Despite acquiring this protection, reinsurance could prove inadequate if: (i) the modeling software we use to analyze the Insurance Subsidiaries’ risk results in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; and (iii) the frequency of catastrophe losses results in the Insurance Subsidiaries exceeding their one reinstatement.  Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations or financial condition.

We are subject to potential significant losses from acts of terrorism.
TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury.  As a Commercial Lines writer, we are required to participate in TRIA.  Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies.  However, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms.  In 2009, approximately 87% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.

TRIA rescinded all previously approved coverage exclusions for terrorism.  Many of the states in which we write commercial property insurance, however, mandate that we cover fire following an act of terrorism.  Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available.  This deductible is based on a percentage of the prior year’s applicable commercial lines premiums.  In 2009, the deductible would have been approximately $189 million.  For losses above the deductible, the federal government will pay 85%, up to an industry limit of $100 billion, and the insurer retains 15%.  Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations or financial condition.

TRIA legislation is in effect through December 31, 2014.  Currently, the Obama Administration’s proposed budget includes provisions to scale back TRIA by removing coverage for domestically inspired acts of terrorism, increasing private insurer deductibles and co-payments, and allowing the program to expire at the end of 2014.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a portion of our underwriting risk exposure to reinsurance companies.  Through our reinsurance arrangements, a specified portion of our losses and loss adjustment expenses are assumed by the reinsurer in exchange for a specified portion of premiums.  The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly.  While reinsurance agreements generally bind our reinsurers for the cost of reinsurance on existing business reinsured, market conditions beyond our control determine the availability and cost of the reinsurance for new business.  In certain circumstances, the price of reinsurance for business already reinsured may also increase.  Any decrease in the amount of our reinsurance will increase our risk of loss.  Any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings.  Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms.  Either could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

We are exposed to credit risk.

We are exposed to credit risk in several areas of our Insurance Operations business, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements.  The relatively small size of the reinsurance market and our objective to maintain an average weighted rating of “A” by A.M. Best on our current reinsurance programs constrains our ability to diversify our exposure to “single issuer” credit risk.  However,  some of our reinsurance credit risk is collateralized.

•	Some of our independent agents, who collect premiums from insureds and are required to remit the collected premium to us.

•
Our pension plan investments, which partially serve to fund the Insurance Operations liability associated with this plan.  To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our pension plan, the funded status of the pension plan could be adversely impacted and as result could increase the cost of the plan to our insurance operations.

It is possible that current economic conditions could increase our credit risk.  Our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.

The property and casualty insurance industry is subject to general economic conditions and is cyclical.
The property and casualty insurance industry has experienced significant fluctuations in its historic results due to competition, occurrence or severity of catastrophic events, levels of capacity, general economic conditions, interest rates, and other factors.  Demand for insurance is influenced significantly by prevailing general economic conditions.  The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry.  As a result, the insurance industry historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels.  For example, competitors pricing business below technical levels could force us to reduce our profit margin in order to protect our best business.

The following is an example of pricing and loss trends on the statutory combined ratio: Taking a pure price decline of 1.4% and removing the expense that directly varies with premium volume yields an adverse combined ratio impact of approximately one point.  In addition, a claims inflation increase of 3% will cause the loss and loss adjustment expense ratio to increase approximately two points, all else remaining equal.  The combination of claims inflation and price decreases could raise the combined ratio approximately three points in this example, absent any initiatives targeted to address these trends.

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
General conditions in the United States and world economies and volatility in financial and insurance markets materially affect our results of operations.  Concerns over such issues as the availability and cost of credit, the stability of the U.S. mortgage market, declining real estate markets, increased unemployment, volatile energy and commodity prices, and geopolitical issues, also have led to declines in business and consumer confidence and precipitated an economic slowdown.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products could be adversely affected.  In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership in 2009 because 39% of direct premiums written in our Commercial Lines business were generated through contractors business.  In addition, 36% of direct premiums written in our Commercial Lines business is based on payroll/sales of our underlying insureds.  The impact of the economic downturn on Commercial Lines can be seen in the approximately $73 million of audit and endorsement premium we have returned to our insureds during 2009.  Further unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage or choose not renew with us.  These circumstances could have a material adverse effect on our business, results of operations and financial condition.  Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due.  We are unable to predict the likely duration and severity of the current economic conditions in the U.S. and other countries, which may have an adverse effect on us.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
We are rated on our financial strength, primarily our ability to pay claims, by various Nationally Recognized Statistical Rating Organizations (“NRSROs”).  The financial strength ratings on the Insurance Subsidiaries are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A+”	Negative
Standard & Poor’s	“A”	Negative
Fitch	“A+”	Negative
Moody’s Investor Service	“A2”	Stable

A significant rating downgrade, particularly from A.M. Best, could:  (i) affect our ability to write new business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wachovia Bank, National Association (“Line of Credit”).  The Line of Credit requires our insurance subsidiaries to maintain an A.M. Best rating of at least “A-“ (two levels below our current rating) and a default could lead to acceleration of any outstanding principal.  Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future.  As a result any significant downgrade in ratings could have a material adverse effect on our financial condition and results of operations.

NRSROs also rate our long-term debt creditworthiness.  Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity.  Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“a-”	Negative
Standard & Poor’s	“BBB”	Negative
Fitch	“A-”	Negative
Moody’s Investor Services	“Baa2”	Stable

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets.

Because of the difficulties recently experienced by many financial institutions, including insurance companies, and the public criticism of NRSROs, we believe it is possible that the NRSROs:  (i) will heighten their level of scrutiny of financial institutions; (ii) will increase the frequency and scope of their reviews; and (iii) may adjust upward the capital and other requirements employed in their models for maintaining certain rating levels.  We cannot predict possible actions NRSROs may take regarding our ratings that could adversely affect our business or the possible actions we may take in response to any such action.

Our industry is very competitive and we have many competitors and potential competitors.
The insurance industry is highly competitive.  The current economic environment has only served to further increase competition.  We compete with regional, national, and direct-writer property and casualty insurance companies for customers, agents, and employees.  Some competitors are public companies and some are mutual companies.  Many competitors are larger and may have lower operating costs or lower costs of capital.  They may have the ability to absorb greater risk while maintaining their financial strength ratings.  Consequently, they may be able to price their products more competitively.  These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability.  We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks.  Because of its relatively low cost of entry, the Internet has also emerged as a significant place of new competition, both from existing competitors and new competitors.  It is also possible that reinsurers, who have significant knowledge of the primary property and casualty business because they reinsure it, could enter the market to diversify their operations.  New competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their insureds and loss experience in complex analytics and predictive models to select profitable risks.  With the consistent expansion of computing power and the asymmetric decline in its cost, we believe that data and analytics use will increase and become more complex and accurate.  As a regional insurance group, the loss experience from our Insurance Operations is not large enough in all circumstances to analyze and project our future costs.  We use data from ISO to obtain sufficient industry loss experience data.  While statistically relevant, that data is not specific to the performance of risks we have underwritten.  Larger competitors, particularly national carriers, have sufficient data regarding the performance of risks that they have underwritten.  Their analytics of their loss experience data may be more predictive of profitability of their underwritten risks than our analysis using, in part, general industry loss experience.  For the same reason, should Congress repeal the McCarran-Ferguson Act and we are unable to access data from ISO, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own insureds.

We depend on independent insurance agents.
We market and sell our insurance products exclusively through independent insurance agents who are not our employees.  We believe that independent insurance agents will remain a significant force in overall insurance industry premium production because they can provide insureds with a wider choice of insurance products than if they represented only one insurer.  That, however, creates competition in our distribution channel and we must market our products and services to our agents before they sell them to our mutual customers.  Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our agents.

We face risks regarding our Flood business because of uncertainties regarding the funding of the NFIP program.
We are the seventh largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of FEMA in the U.S. Department of Homeland Security.  For WYO participation, we receive an expense allowance, or servicing fee, for policies written and claims serviced.  Currently, the expense allowance is 30% of direct written premiums.

The NFIP is funded by Congress.  In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current spending.  At present, the funding for the program is set to expire on February 28, 2010, although we expect Congress to extend the program past this date.  Some members of Congress have expressed a desire to explore a comprehensive revision of the program, its costs, and its administration.  We are actively monitoring developments in Washington regarding reform proposals to the NFIP, particularly regarding any changes to the fee structure.  We cannot predict whether proposals will be adopted or, if adopted, what impact their adoption could have on our business, financial condition or results of operations.

We are heavily regulated and changes in regulation may reduce our profitability and limit our growth.
Our Insurance Operations are heavily regulated and subject to extensive laws and regulations that are subject to change.  By virtue of the McCarran-Ferguson Act, Congress has largely ceded insurance regulation to the various states.  We, however, are subject to federal regulators, such as the SEC, for securities issues, and the Federal Trade Commission, for privacy issues.  We also are subject to non-governmental regulators, such as the NASDAQ Stock Market and the New York Stock Exchange, where we list our securities.  Many of these regulators, to some degree, have overlap with each other on various matters.  They also have different regulations on the same legal issus that are subject to their individual interpretative discretion.  Consequently, we have the risk that one regulator’s position may conflict with another regulator’s position on the same issue.  As compliance is generally reviewed in hindsight, we also are subject to the risk that interpretations will change over time.

The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders.  By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states.  For Insurance Subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed.  The broad regulatory, administrative, and supervisory powers of the various departments of insurance include:

•
Related to our financial condition, review and approval of such matters as minimum capital and surplus requirements, standards of solvency, security deposits, methods of accounting, form and content of statutory financial statements, reserves for unpaid loss and LAE, reinsurance, payment of dividends and other distributions to shareholders, periodic financial examinations and annual and other report filings.

•
Related to our general business, review and approval of such matters as certificates of authority and other insurance company licenses, licensing and compensation of agents, premium rates (which may not be excessive, inadequate, or unfairly discriminatory), policy forms, policy terminations, reporting of statistical information regarding our premiums and losses, periodic market conduct examinations, unfair trade practices, participation in mandatory shared market mechanisms, such as assigned risk pools and reinsurance pools, participation in mandatory state guaranty funds, and mandated continuing workers compensation coverage post-termination of employment.

•
Related to our ownership of the Insurance Subsidiaries, we are required to register as an insurance holding company system and report information concerning all of our operations that may materially affect the operations, management, or financial condition of the insurers.  As an insurance holding company, the appropriate state regulatory authority may:  (i) examine us or our insurance subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of any of the insurance subsidiaries with us or each other; and (iii) require prior approval or notice of certain transactions, such as payment of dividends or distributions to us.

Although the federal government does not directly regulate insurance, federal legislation and administrative policies do affect us, including TRIA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act.  As a result of issuing workers compensation policies, we also are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid and SCHIP Extension Act of 2007.

We believe that we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with changes in laws and regulation could have a material affect on our results of operations and financial condition.

We are subject to the risk that legislation will be passed significantly changing insurance regulation and adversely impacting our business, our financial condition, and our results of operations.
As a result of the financial markets crises in 2008 and 2009, the issues regarding the AIG scandal, and public concerns over health insurance, there have been a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance:

•
Repeal of the McCarran-Ferguson Act.  While proposals for McCarran-Ferguson Act repeal recently have been primarily directed at health insurers, if enacted and applicable to property and casualty insurers, such repeal would significantly reduce our ability to compete and materially affect our results of operations because we rely on the anti-trust exemptions the law provides to obtain loss data from third party aggregators such as ISO to predict future losses.

•
Changes in Oversight of Financial Solvency.  There have been proposals introduced to place the responsibility for the solvency oversight of certain insurance companies and insurance holding companies in the Department of Treasury or another federal agency.  Some of these proposals also have left supervision of day-to-day insurance regulatory issues, such as rate and form filing approvals, with the various state departments of insurance.  We believe that, should such a proposal become law and the regulatory roles for such responsibilities be split, that it would be conceivable that the federal regulator could require that we increase our capital position and that the state regulator could deny rate filings necessary to accomplish the federal directive.

•
National Catastrophe Funds.  Various legislative proposals have been introduced that would establish a federal reinsurance catastrophic fund as a federal backstop for future natural disasters.  These bills generally encourage states to create catastrophe funds by creating a federal backstop for states that create the funds.  While homeowners' insurance is primarily handled at the state level, there are important roles for the federal government to play, including the establishment of a national catastrophic fund.

•
Reform of the NFIP.  There have been legislative proposals to reform the NFIP by:  (i) expanding coverage to include coverage for losses from wind damage; and (ii) forgiving the nearly $20 billion in debt amassed by the NFIP from the catastrophic storms of 2004 and 2005.  We believe that the expansion of coverage to include wind losses would significantly increase the cost and availability of NFIP insurance.

We expect the debate about the role of the federal government in regulating insurance to continue.  We cannot predict whether any of these or any related proposal will be adopted, or what impact, if any, such proposals, could have on our business, financial condition or results of operations if enacted.

Class action litigation could affect our business practices and financial results.
Our industries have been the target of class action litigation in areas including the following:
•	After-market parts;
•	Urban homeowner insurance underwriting practices;
•	Credit scoring and predictive modeling pricing;
•	Investment disclosure;
•	Managed care practices;
•	Timing and discounting of personal injury protection claims payments;
•	Direct repair shop utilization practices; and
•	Shareholder class action suits.

Changes in accounting guidance could impact the results of our operations and financial condition.
The Financial Accounting Standards Board (“FASB”) currently is reviewing proposed changes to existing accounting regarding the treatment of costs associated with acquiring or renewing insurance contracts.  We currently defer these expenses, which include commissions, premium taxes, fees, and certain other costs of underwriting policies, and amortize them into expense over the period in which the premium is earned.  If FASB changes this accounting treatment, depending on the provisions of such guidance, it could have a material impact on our results of operations.

FASB also is involved with the International Accounting Standards Board in a joint project that could significantly impact today’s insurance model.  Potential changes include, but are not limited to:  (i) redefining the revenue recognition process; and (ii) requiring loss reserve discounting.  As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss reserves.  Final guidance from this joint project could have a material impact on our operations.

Risks Related to Our Investment Operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.
We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to the following:

•	Being prudent in establishing our investment policy and appropriately diversifying our investments.

•
Using complex financial and investment models to analyze historic investment performance and to predict future investment performance under a variety of scenarios using asset concentration, asset volatility, asset correlation, and systematic risk.

•	Closely monitor investment performance, general economic and financial conditions, and other relevant factors.

All of these strategies have inherent limitations.  We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our liquidity, capital resources, results of operations, and financial condition.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad.  Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility for the economy and the financial and insurance markets.  These concerns have also led to declines in business and consumer confidence, which have precipitated an economic slowdown.

In addition, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default.  Securities that are less liquid are more difficult to value and may be hard to sell.  Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) exposed to the mortgage securities and credit markets particularly affected.  These factors and the continuing market disruption may have an adverse effect on our investment portfolio, revenues, and profit margins.

We are exposed to risk in our investment portfolio.
The market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default.  Securities that are less liquid are more difficult to value and may be hard to sell.  Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) exposed to the mortgage securities and credit markets particularly affected.  These factors and the continued potential for market disruption may have an adverse effect on our investment portfolio, revenues, and profit margins.

Credit risk
We are exposed to credit risk in our investment portfolio from issuers of securities, insurers of certain securities and certain other investment portfolio counterparties.  The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations.  Defaults by the issuer and, where applicable, an issuer’s guarantor, insurer or other counterparties regarding any of our investments could reduce our net investment income and net realized investment gains or result in investment losses.

Interest rate risk
Our exposure to interest rate risk relates primarily to the market price (and cash flow variability) associated with changes in interest rates.  A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments.  Our fixed income investment portfolio, which currently has a duration of 3.5 years, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control.  A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested in new investments.  Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, offset by lower rates of return on funds reinvested and new investments.  We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity price risks and the change in market value of our alternative investment portfolio.  A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.

With economic uncertainty, the credit quality and ratings of securities in our portfolio could be adversely affected.  The NAIC could potentially apply a lower class code on a security than was originally assigned which could adversely affect statutory surplus because securities with NAIC class codes 3 through 6 require securities to be marked-to-market for statutory accounting purposes as compared to securities with NAIC class codes of 1 or 2 that are carried at amortized cost.

We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities.  At December 31, 2009, our fixed maturity securities portfolio represented approximately 88% of our total invested assets.  Approximately 66% of our fixed maturity securities are state, municipality, or U.S. Government obligations.  The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase.  With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease.  For example, rating agency downgrades of monoline insurance companies during 2009 contributed to a decline in the carrying value and the market liquidity of our municipal bond investment portfolio.  A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition.  Levels of write down are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities which have declined in value until recovery.  If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment (“OTTI”) charge.

The current economic crisis has also raised the possibility of future legislative and regulatory actions, in addition to the enactment of Emergency Economic Stabilization Act of 2008 (the “EESA”), which could further impact our business.  We discuss government action further in this section.  We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

Deterioration in the public debt and equity markets, as well as in the private investment marketplace, could lead to investment losses, which may adversely affect our results of operations, financial condition and liquidity.
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenue and earnings.  We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity price risks, and the changes in market value of our alternative investment portfolio.  A decline could occur as a results of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our other investments, including our portfolio of alternative investments, or general market conditions.

Our note payable and line of credit are subject to certain debt-to-capitalization restrictions and net worth covenants, which could also be impacted by a significant decline in investment value, and further OTTI charges could be necessary if there is a future significant decline in investment values.  Depending on market conditions going forward, and in the event of extreme prolonged market events, such as the global credit crisis, we could incur additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, and our ability to access capital markets as a result of realized losses, impairments and changes in unrealized positions.

For more information regarding market interest rate, credit and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

There can be no assurance that the actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies to try to stabilize the financial markets will achieve their intended effect.
In the second quarter of 2009, the Obama Administration released its Financial Regulatory Reform plan which outlines certain proposed changes to regulatory oversight on financial institutions provisions.  The plan calls for, among other things, heightened supervision and regulation on financial institutions, stipulations to strengthen capital levels, scrutiny on executive incentive compensation practices, potential changes to accounting standards, and tightened oversight on credit rating agencies.  More particular to our industry, the plan calls for the possibility of federal regulation and potential changes to capital and liquidity requirements.  It is presently unclear as to what impact this legislation, if enacted, would have on our operations.

Since the introduction of the Obama Administration’s Financial Regulatory Reform plan, Congress has been debating the plan in relation to financial service organizations to determine the level of federal oversight of these institutions related to the “too big to fail” risk for financial entities and whether or not this measure should be applied to certain insurance-related organizations.  The U.S. House of Representatives passed H.R. 4173 in December of 2009 containing various changes to the federal regulatory structure.  It is currently unclear as to the final content this reform will take after the Senate conducts its review.  The insurance impact will be measured by the extent, if any, of the federal oversight on financial and solvency standards, currently a state function, to evaluate the “too-big-to-fail” test and the state’s regulatory oversight on forms and rate filings.

However, the failure to effectively implement legislation and related actions, or ineffectiveness of the legislation and actions, could result in a crisis of investor confidence in the U.S. economy and financial markets, which could increase constraints on the liquidity available in the banking system and financial markets and increase pressure on the price of our fixed income and equity portfolios.  These results could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of the Parent’s common stock.  In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies.  In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future.  These authorities may also seek to exercise their supervisory and enforcement authority in new or more robust ways.  Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements.  These developments, if they occurred could materially affect our results of operations, financial conditions and liquidity.

We are subject to the types of risks inherent in making alternative investments in private limited partnerships.
Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate.  As of December 31, 2009, these types of investments represented 4% of our total invested assets.  The amount and timing of income from these partnerships tends to be variable as a result of the performance and investment state of the underlying investments.  The timing of the distributions from the partnerships, which depends on particular events relating to the underlying investments, as well as the partnerships’ schedules for making distributions and their need for cash, can be difficult to predict.  As a result, the amount of income that we record from these investments can vary substantially from quarter-to-quarter.  Pursuant to the various limited partnership agreements of these partnerships, we are committed for the full life of each fund and cannot redeem our investment with the general partner.  Liquidation is only triggered by certain clauses within the limited partnership agreements or at the funds’ stated end date, at which time we will receive our final allocation of capital and any earned appreciation of the underlying investments.  In addition, we also are subject to potential future capital calls in the aggregate amount of approximately $103 million as of December 31, 2009.

We are also subject to the risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective.  The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities.  Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments.  Pursuant to guidance under the FASB Accounting Standards Codification each of these general partners are required to determine fair value by the price obtainable for the sale of the interest at the time of determination.  Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations which could lead to significant decreases in their fair value from one reporting period to the next.  Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

The valuation of our investments include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
Fixed maturity, equity, and short-term investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets as of December 31, 2009.  As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2) and the lowest priority to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing  the asset or liability (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  We generally use a combination of independent pricing services and broker quotes to price our investment securities.  At December 31, 2009, approximately 18% and 82% of these securities represented Level 1 and Level 2, respectively.  However, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.  Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value may have a material adverse effect on our financial condition and may result in an increase in non-cash OTTI charges.

The determination of the amount of impairments taken on our investment is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised.  There can be no assurance that our management has accurately assessed the level of impairments taken as reflected in our financial statements.  Furthermore, additional impairments may need to be taken in the future.  Historical trends may not be indicative of future impairments.

An investment in a fixed maturity or equity security, is impaired if its fair value falls below its carrying value and the decline is considered to be other-than-temporary.  We regularly review our entire investment portfolio for declines in value.  Management’s assessment of a decline in value includes, but is not limited to, current judgment as to the financial position and future prospects of the security issuer as well as general market conditions.  For fixed maturity securities, if we believe that a decline in the value of a particular investment is temporary, and we do not have the intent to sell these securities and do not believe we will be required to sell these securities before recovery, we record the decline as an unrealized loss in accumulated other comprehensive income for those securities that are designated as available-for-sale.  Our assessment of whether an equity security is other-than-temporarily-impaired also includes our intent-to-hold the security in the near term.  If we believe the decline is other-than-temporary we write down the carrying value of the investment and record a realized loss in our consolidated statements of income.  For further information regarding our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item. 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimate fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Consideration in the impairment evaluation process include, but are not limited to:  (i) whether the decline appears to be issuer or industry specific; (ii) the relationship of market prices per share to book value per share at the date of acquisition and date of evaluation; (iii) the price-earnings ratio at the time of acquisition and date of evaluation; (iv) the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations; (v) the recent income or loss of the issuer; (vi) the independent auditors’ report on the issuer’s recent financial statements; (vii) the dividend policy of the issuer at the date of acquisition and the date of evaluation; (viii) any buy/hold/sell recommendations or price projections published by outside investment advisors; (ix) any rating agency announcements; (x) the length of time and the extent to which the fair value has been less than cost/amortized cost; and (xi) the evaluation of projected cash flows under various economic and default scenarios.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.
Tax legislation which changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations.  At December 31, 2009, 40% of our investment portfolio was invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation.  Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates.

Risks Related to Our General Operations

Operational risks, including human or systems failures, are inherent in our business.
Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business.  We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully.  We have also licensed certain systems and data from third parties.  We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended.  A major defect or failure in our internal controls or information technology and application systems could result in management distraction; harm our reputation, or increases in expenses.  We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We depend on key personnel.
To a large extent, the success of our businesses is dependent on our ability to attract and retain key employees, in particular our senior officers, key management, sales, information systems, underwriting, claims, and corporate personnel.  Competition to attract and retain key personnel is intense.  While we have employment agreements with a number of key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel.  As of December 31, 2009, our workforce had an average age of approximately 46 and approximately 20% of our workforce was retirement eligible under our retirement and benefit plans.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We outsource certain business and administrative functions to third parties and may do so increasingly in the future.  If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial condition.  By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches.  Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

We are subject to a variety of modeling risks which could have a material adverse impact on our business results.
We rely on complex financial models, such as predictive modeling, Risk Management Solutions, Enterprise Risk Management, and the ALGO risk tool, which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance and portfolio risk.  Flaws in these financial models and/or faulty assumptions used by these financial models, could lead to increased losses.  For example, the ALGO risk tool uses value-at-risk (“VaR”) as a method to evaluate portfolio risk.  VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns.  Portfolio risk, as measured by VaR, is affected by four primary risk factors:  asset concentration, asset volatility, asset correlation and systematic risk.  While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models.  We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk.  Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

We have significant deferred tax assets which we may be unable to use if we do not generate sufficient future taxable income.
We have no net operating loss carryforward, capital loss carryforward and tax credit carryforward as of December 31, 2009.  We have sufficient capital loss carryback capacity as of December 31, 2009 to absorb the current realized capital losses.  In the future, we would be required to establish a valuation allowance if:  (i) we run out of capital loss carryback capacity; (ii) there are no valid tax planning strategies to generate taxable income of the appropriate character (i.e. ordinary loss or capital loss); and (iii) it is determined that it is more likely than not that sufficient future income of the appropriate character will be generated.  The establishment of a valuation allowance would have an adverse effect on our financial condition and results of operations.

Risks Related to Our Corporate Structure and Governance

We are a holding company and our ability to declare dividends to our shareholders and pay indebtedness may be limited because our insurance subsidiaries are regulated.
Restrictions on the ability of the Insurance Subsidiaries to pay dividends, loans, or advances to us may materially affect our ability to pay dividends on our common stock or repay our indebtedness.

Dividends, loans, or advances to us from our insurance subsidiaries are subject to the approval and/or review of the insurance regulators in the states where the subsidiaries are organized.  The standards for review of such transactions are whether:  (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the insurance subsidiary’s surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs.  Although dividends and loans to us from our insurance subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved.

Because we are an insurance holding company and a New Jersey corporation, potential acquirers may be discouraged and the value of our common stock could be adversely affected.
Because we are an insurance holding company that owns insurance subsidiaries, anyone who seeks to acquire 10% or more of our stock must seek prior approval from the insurance regulators in the states in which our subsidiaries are organized and file extensive information regarding their business operations and finances.

Because we are organized under New Jersey law, provisions in our certificate of incorporation (as amended) also may discourage, delay, or prevent us from being acquired, including:
•	Supermajority voting requirements and fair price to approve business combinations;
•	Supermajority voting requirements to amend the foregoing provisions; and
•	The ability of the Board to issue “blank check” preferred stock.

Under the New Jersey Shareholders’ Protection Act, we may not engage in specified business combinations with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an “interested shareholder”) for a period of five years after the date the shareholder became an interested shareholder, unless the business combination is approved by our Board before the date they became an interested shareholder.  We also may never engage in any business combination with any interested shareholder except:  (i) a business combination approved by the Board prior to the date they became an interested shareholder; (ii) a business combination approved by two-thirds of our shareholders (other than the interested shareholder); or (iii) a business combination that satisfies certain price criteria.

These provisions of our certificate of incorporation and New Jersey law could have the effect of depriving our stockholders of an opportunity to receive a premium over our common stock’s prevailing market price in the event of a hostile takeover and may adversely affect the value of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our main office is located in Branchville, New Jersey, on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space.  We lease all of our other facilities.  The principal office locations related to our two business segments are described in the “Field Strategy,” and “Investments Segment,” sections of Item 1. “Business.”  We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2009.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
The Parent’s common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”  The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select market, for the Parent’s common stock for each full quarterly period within the two most recent fiscal years:
	2009		2008
	High	Low	High	Low
First Quarter	$23.28	10.06	27.03	20.78
Second Quarter	15.30	11.46	26.22	18.74
Third Quarter	17.54	12.15	30.40	17.81
Fourth Quarter	17.17	14.84	26.49	16.33

On February 19, 2010, the closing price of the Parent’s common stock as reported on the NASDAQ Global Select Market was $16.29.

(b) Holders
As of February 12, 2010, there were approximately 2,490 holders of record of the Parent’s common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends
Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board based on our operations results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:
Dividend per share	2009	2008
First Quarter	$0.13	$0.13
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.13	0.13

Our ability to declare dividends is restricted by covenants contained in our 8.87% senior notes that we issued on May 4, 2000.  See Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.  All such covenants were met during 2009 and 2008.  At December 31, 2009, the amount available for dividends to holders of our common shares under such restrictions was $303.6 million for the 8.87% Senior Notes.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the Parent’s common stock authorized for issuance under equity compensation plans as of December 31, 2009.
	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,381,350	$17.90	5,843,868[1]

[1]
Includes 1,404,195 shares available for issuance under the Employee Stock Purchase Plan, 2,494,901 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies, and 1,944,772 shares available for issuance under the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan.  Future grants under this plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2004 and ending December 31, 2009, as measured by total stockholder return on the Parent’s common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

This performance graph is not incorporated into any other filing we have made with the SEC and will not be incorporated into any future filing we may make with the SEC unless we so specifically incorporate it by reference.  This performance graph also shall not be deemed to be “soliciting material” or to be “filed” with the SEC unless we specifically request so or specifically incorporate it by reference in any filing we make with the SEC.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year, the Company had an authorized share repurchase program for up to 4 million shares.  No shares were repurchased under this program during 2009, which expired in July.

The following table provides information regarding our purchases of the Parent’s common stock in the fourth quarter of 2009:

		Average price
	Total number of	paid
Period	shares purchased[1]	per share
October 1-31, 2009	1,257	$15.97
November 1 – 30, 2009	6,800	15.41
December 1 – 31, 2009	10,864	16.21
Total	18,921	$15.91

[1]
During the fourth quarter of 2009, 15,049 shares were purchased from employees in connection with the vesting of restricted stock and 3,872 shares were purchased from employees in connection with stock option exercises.  These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees.  These shares were not purchased as part of the publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock were purchased at the closing price on the dates of purchase.  The shares purchased in connection with the option exercises were purchased at the current market prices of the Parent’s common stock on the dates the options were exercised.

Item 6.  Selected Financial Data.

Eleven-Year Financial Highlights1
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2009	2008	2007	2006	2005
Net premiums written	$1,422,665	1,492,738	1,562,450	1,540,645	1,462,605
Net premiums earned	1,431,047	1,504,187	1,524,889	1,504,348	1,421,144
Net investment income earned	118,471	131,032	174,144	156,802	135,950
Net realized (losses) gains	(45,970)	(49,452)	33,354	35,479	14,464
Total revenues	1,514,018	1,589,939	1,739,315	1,703,083	1,576,517
Underwriting profit (loss)	2,385	132	30,966	71,077	80,458
Net income from continuing operations[2]	44,658	44,101	143,636	160,175	144,822
Total discontinued operations, net of tax[2]	(8,260)	(343)	2,862	3,399	3,176
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	495
Net income	36,398	43,758	146,498	163,574	148,493
Comprehensive income (loss)	126,984	(136,741)	131,940	159,802	112,078
Total assets	5,114,827	4,945,556	5,007,158	4,772,528	4,375,625
Notes payable and debentures	274,606	273,878	295,067	362,602	339,409
Stockholders’ equity	1,002,375	890,493	1,076,043	1,077,227	981,124
Statutory premiums to surplus ratio	1.5	1.7	1.5	1.5	1.6
Statutory combined ratio	100.5	99.2	97.5	95.4	94.6
Combined ratio	99.8	100.0	98.0	95.3	94.3
Yield on investment, before tax	3.2	3.6	4.8	4.6	4.6
Debt to capitalization	21.5	23.5	21.5	25.2	25.7
Return on average equity	3.8	4.5	13.6	15.9	15.9

Non-GAAP measures[3]:
Operating income (loss)	74,538	76,245	121,956	137,113	135,421
Operating return on average equity	7.9	7.8	11.3	13.3	14.5

Per share data:
Net income from continuing operations[2]:
Basic	$0.84	0.85	2.75	2.92	2.68
Diluted	0.83	0.83	2.54	2.60	2.30

Net income:
Basic	$0.69	0.84	2.80	2.98	2.74
Diluted	0.68	0.82	2.59	2.65	2.35

Dividends to stockholders	$0.52	0.52	0.49	0.44	0.40

Stockholders’ equity	$18.83	16.84	19.81	18.81	17.34

Price range of common stock:
High	$23.28	30.40	29.07	29.18	29.64
Low	10.06	16.33	19.04	24.89	20.88
Close	16.45	22.93	22.99	28.65	26.55

Number of weighted average shares:
Basic	$52,630	52,104	52,382	54,986	54,342
Diluted	53,397	53,319	57,165	62,542	64,708

[1]	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1

[2]
In 2002, we sold our ownership interest in PDA Software Services, Inc., in 2005, we sold our ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), and in 2009, we sold our ownership interest in Selective HR.

[3]
Operating income (loss) is a non-GAAP measure.  Operating return on average equity is a profitability measure calculated by dividing operating income (loss) by average equity.  See the “Financial Highlights” section in Item 7. of this Form 10-K for a reconciliation of operating income to net income.

Eleven-Year Financial Highlights1
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2004	2003	2002	2001	2000	1999
Net premiums written	1,367,717	1,211,192	1,055,314	927,035	844,935	812,484
Net premiums earned	1,320,959	1,135,103	990,095	884,663	822,596	799,872
Net investment income earned	120,540	114,748	103,067	96,767	99,495	96,351
Net realized (losses) gains	24,587	12,842	3,294	6,816	4,191	29,377
Total revenues	1,470,907	1,267,510	1,101,274	992,254	931,007	928,743
Underwriting profit (loss)	50,098	(18,816)	(34,352)	(58,217)	(61,746)	(50,042)
Net income from continuing operations[2].	125,655	64,547	41,091	28,344	24,272	52,889
Total discontinued operations, net of tax[2]	2,984	1,797	878	(2,651)	2,263	828
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	-
Net income	128,639	66,344	41,969	25,693	26,535	53,717
Comprehensive income (loss)	134,723	99,362	59,366	24,405	49,166	16,088
Total assets	3,912,414	3,424,923	3,017,147	2,674,073	2,590,903	2,507,940
Notes payable and debentures	264,350	238,621	262,768	156,433	163,634	81,585
Stockholders’ equity	882,018	749,784	652,102	591,160	577,797	569,964
Statutory premiums to surplus ratio	1.7	1.8	1.9	1.8	1.7	1.6
Statutory combined ratio	95.9	101.5	103.2	106.7	108.2	105.7
Combined ratio	96.2	101.7	103.5	106.6	107.5	106.3
Yield on investment, before tax	4.7	5.1	5.4	5.4	5.8	5.6
Debt to capitalization	23.1	24.1	28.7	21.0	22.1	12.5
Return on average equity	15.8	9.5	6.8	4.4	4.6	9.1

Non-GAAP measures[3]:
Operating income (loss	109,674	56,200	38,950	23,914	21,548	33,794
Operating return on average equity	13.4	8.0	6.3	4.1	3.8	5.7

Per share data:
Net income from continuing operations[2]:
Basic	2.35	1.24	0.81	0.58	0.49	0.97
Diluted	1.99	1.07	0.75	0.54	0.47	0.93

Net income:
Basic	2.41	1.27	0.83	0.53	0.54	0.99
Diluted	2.04	1.10	0.77	0.49	0.51	0.94

Dividends to stockholders	0.35	0.31	0.30	0.30	0.30	0.30

Stockholders’ equity	15.79	13.74	12.26	11.58	11.46	10.73

Price range of common stock:
High	22.98	16.50	15.74	14.11	12.94	11.25
Low	15.86	10.91	9.68	9.97	7.32	8.25
Close	22.12	16.18	12.59	10.87	12.13	8.60

Number of weighted average shares:
Basic	53,462	52,262	50,602	49,166	49,814	54,162
Diluted	64,756	63,206	55,990	52,848	53,144	57,754

[1]	See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1

[2]
In 2002, we sold our ownership interest in PDA Software Services, Inc., in 2005, we sold our ownership interest in CHN Solutions (Alta Services, LLC and Consumer Health Network Plus, LLC), and in 2009, we sold our ownership interest in Selective HR.

[3]
Operating income (loss) is a non-GAAP measure.  Operating return on average equity is a profitability measure calculated by dividing operating income (loss) by average equity.  See the “Financial Highlights” section in Item 7. of this Form 10-K for a reconciliation of operating income to net income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  The PSLRA provides a safe harbor under the Securities Act of 1933 and the Exchange Act for forward-looking statements.  These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements.  In some cases, forward-looking statements may be identified by use of the words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely” or “continue” or other comparable terminology.  These statements are only predictions, and we can give no assurance that such expectations will prove to be correct.  We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introduction
We offer property and casualty insurance products through our various subsidiaries.  We classify our businesses into two operating segments:  (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines, including our flood line of business (“Personal Lines”) and (ii) Investments.  These segments reflect a change from our historical segments of:  Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and human resource administration outsourcing (“HR Outsourcing”)).  In the process of periodically reviewing our operating segments, we reclassified our Flood operations in the first quarter of 2009 to be included within our Insurance Operations segment, which reflects the way we are now managing this business.  We believe these reporting changes better enable investors to view us the way our management views our operations and provide more consistency with how our peers report their business.  During the third quarter of 2009, we entered into a plan to dispose of our HR Outsourcing segment, which caused the elimination of this operating segment.  The sale of this business was completed in Fourth Quarter 2009.  Our revised segments are reflected throughout this report for all periods presented.  See Note 13. “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for additional information.

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Years Ended December 31, 2009, 2008, and 2007;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations and Contingent Liabilities and Commitments;
•	Ratings; and
•	Adoption of Accounting Pronouncements.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.  Our preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  Those estimates that were most critical to the preparation of the Consolidated Financial Statements involved the following:  (i) reserve for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) OTTI; and (v) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expense.  As of December 31, 2009, we had accrued $2.7 billion of gross loss and loss expense reserves compared to $2.6 billion at December 31, 2008.

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

In addition to case reserves, we maintain estimates of reserves for losses and loss expenses that have been incurred but not reported to us (referred to as “IBNR”).  Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date.  The difference between:  (i) the projected ultimate loss and loss expense reserves; and (ii) the case loss reserves and the loss expenses reserved thereon is carried as the IBNR reserve.  The actuarial techniques used are part of a comprehensive reserving process that included two primary components.  The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff.  In completing this analysis, the actuaries are required to make numerous assumptions including, for example, the selection of loss development factors and the weight to be applied to each individual actuarial indication.  These indications include paid and incurred versions for the following actuarial methodologies:  loss development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling.  Additionally, the actuaries must gather substantially similar data in sufficient volume to ensure the statistical credibility of the data.  The second component of the analysis is the projection of the expected ultimate loss ratio for each line of business for the current accident year.  This projection is part of our planning process wherein we review and update expected loss ratios each quarter.  This review includes actual versus expected pricing changes, loss trend assumptions, and updated prior period loss ratios from the most recent quarterly reserve analysis.

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

Workers Compensation
At December 31, 2009, our workers compensation line of business recorded reserves, net of reinsurance, of $843 million, or 34% of our total net reserves.  In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, higher than anticipated claim severity, changes in overall economic conditions, and Company specific initiatives.  From 2005 through 2009, we experienced an unusual amount of volatility associated with our workers compensation medical costs.  In addition, uncertainty regarding future medical inflation creates the potential for additional volatility in our reserves.  In 2009, overall economic conditions were extremely unstable.  High levels of unemployment could impact both the severity and frequency of our workers compensation claims.  There is potential for an increase in severity if the longevity of workers compensation claims increase.  Injured workers could have less incentive to return to work when their company is in financial distress or injured workers could be laid off while on workers compensation.  There is potential for a decrease in frequency if workers are reluctant to file claims or have less work and less exposure to injury.  Additionally, the economy could impact the frequency and severity of claims in ways unanticipated by management.  In 2009 and 2008, we have experienced an unusually high amount of audit activity in which we have return premium of $29.0 million and $10.7 million, respectively, a trend which may continue into the future.  This could impact our reserves in ways not yet determined.  The result could be favorable development if the reduction in payroll is truly a reduction in exposure.  The result could be adverse development if the reduction in payroll indicates that remaining workers are now overworked and more prone to accidents.  Finally, in the past few years, the company implemented a multi-faceted workers compensation strategy which incorporated knowledge management and predictive modeling initiatives.  The ongoing impact of these initiatives is a potential source of uncertainty in the future.  If the ongoing impact of these strategies exceed our expectations, the result could be favorable development in the future.  If our internal strategies are less effective than anticipated and we experience higher than expected claim severity, the result could be adverse development in the future.

General Liability
At December 31, 2009, our general liability line of business had recorded reserves, net of reinsurance of $948 million, which represented 38% of our total net reserves.  This line of business includes excess policies which provide additional limits above underlying automobile and general liability coverages.  While prior year development in recent years has been relatively minor, we have been growing the number of our commercial excess policies at a greater rate than the rest of our commercial lines of business which could create additional volatility in our results.  In 2008 and 2009, we have lowered the net retention of our reinsurance covering these policies, which should mitigate some of the potential volatility.

Commercial Automobile
At December 31, 2009, our commercial automobile line of business had recorded reserves, net of reinsurance, of $370 million, which represented 15% of our total net reserves.  This line of business experienced favorable prior year loss development from 2005 to 2009 which was driven by a downward trend in frequency of large claims.  The number of large claims has a high degree of volatility from year to year and, therefore, requires a longer period before true trends are recognized and can be acted upon.  We experienced lower than expected severity in accident years 2002 through 2006 which did not continue into the 2007 and 2008 accident years.  At this early stage, accident year 2009 is showing positive signs of having lower than expected severity.  While management has not identified any specific trends related to this line, the volatility of large claims does create additional uncertainty in our analysis for our most recent accident years.

General Liability and Commercial Automobile (Impact of Claims Initiatives and Inflation)
In addition to the line of business specific issues mentioned above, both of these lines of business have been impacted by a number of initiatives undertaken by our claims department which have resulted in volatility in the average case reserves.  This change in the average level of case reserves increases the uncertainty in the short run, but the longer term benefit is a more refined management of the claims process.  Additionally, inflationary pressures are perceived to be more likely in the current economic environment.  Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for both of these lines of business.

Personal Automobile
At December 31, 2009, our personal automobile line of business had recorded reserves, net of reinsurance, of $138 million, which represented 6% of our total net reserves.  The majority of the reserves are from business written in New Jersey, where the judicial and regulatory environment has been subject to significant changes over the past few decades.  Over the past several years we have been decreasing the amount of business written in New Jersey while increasing the amount of business written in other states.  We review the reserves for states other than New Jersey on a combined basis so that there is a sufficient volume of data to ensure statistical credibility.  However, the state mix changes over time.  Both the change in state mix and the change in the New Jersey judicial and regulatory environment increases the uncertainty surrounding our personal automobile reserves since much of the historical information used to make assumptions has been rendered less effective as a basis for projecting future results.

Other Lines of Business
At December 31, 2009, no other individual line of business had recorded reserves of more than $79 million, net of reinsurance.  We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

The following tables provide case and IBNR reserves for losses, reserves for loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2009 and 2008:

As of December 31, 2009					Reinsurance
					Recoverable
					On Unpaid
	Loss Reserves			Loss	Losses and
	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$125,576	216,860	342,436	37,145	9,224	370,357
Workers compensation	434,922	410,783	845,705	107,415	110,015	843,105
General liability	191,890	605,309	797,199	200,546	49,336	948,409
Commercial property	28,467	(288)	28,179	3,933	1,592	30,520
Business owners’ policies	27,011	46,800	73,811	12,531	7,470	78,872
Bonds	3,474	4,581	8,055	2,222	390	9,887
Other	811	1,210	2,021	3	617	1,407
Total commercial lines	812,151	1,285,255	2,097,406	363,795	178,644	2,282,557

Personal automobile	116,625	57,831	174,456	30,487	67,124	137,819
Homeowners	17,303	23,873	41,176	5,820	942	46,054
Other	13,171	16,710	29,881	2,778	24,900	7,759
Total personal lines	147,099	98,414	245,513	39,085	92,966	191,632
Total	$959,250	1,383,669	2,342,919	402,880	271,610	2,474,189

As of December 31, 2008					Reinsurance
					Recoverable
					On Unpaid
	Loss Reserves			Loss	Losses and
	Case	IBNR		Expense	Loss
($ in thousands)	Reserves	Reserves	Total	Reserves	Expenses	Net Reserves
Commercial automobile	$131,038	187,804	318,842	36,868	9,351	346,359
Workers compensation	396,345	431,549	827,894	103,952	81,556	850,290
General liability	203,487	538,591	742,078	185,434	36,978	890,534
Commercial property	39,570	1,978	41,548	3,669	2,214	43,003
Business owners’ policies	25,988	35,309	61,297	10,073	5,256	66,114
Bonds	2,135	4,314	6,449	2,215	387	8,277
Other	719	1,323	2,042	-	686	1,356
Total commercial lines	799,282	1,200,868	2,000,150	342,211	136,428	2,205,933

Personal automobile	123,964	62,141	186,105	35,239	62,699	158,645
Homeowners	18,589	22,729	41,318	4,628	883	45,063
Other	13,730	15,026	28,756	2,566	24,182	7,140
Total personal lines	156,283	99,896	256,179	42,433	87,764	210,848
Total	$955,565	1,300,764	2,256,329	384,644	224,192	2,416,781

Range of reasonable reserves
We established a range of reasonably possible reserves for net claims of approximately $2,312 million to $2,608 million at December 31, 2009 and $2,267 million to $2,545 million at December 31, 2008.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  Although this range reflects likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  Based on internal stochastic modeling, we feel that a reasonable estimate of the likelihood that the final outcome falls within the current range is approximately 78%.  This range does not include a provision for potential increases or decreases associated with environmental reserves.  Our best estimate is consistent with the actuarial best estimate.  We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.

Sensitivity Analysis:  Potential impact on reserve volatility due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including, but not limited to, the following:
•	The selection of loss development factors;
•	The weight to be applied to each individual actuarial indication;
•	Projected future loss trends; and
•	Expected ultimate loss ratios for the current accident year.

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

Workers Compensation
In addition to the normal amount of volatility, the combination of the sensitivity of workers compensation results to medical inflation, economic conditions including unemployment, and changes in underwriting could lead to actual experience emerging differently than the assumptions used in the process to establish reserves.  In our judgment, it is possible that actual medical loss development factors could range from 6% below to 9% above those selected in our latest reserve analysis and expected loss ratios could range from 5% below to 8% above those selected in our latest reserve analysis.  The combination of reducing the assumptions for medical loss development by 6% and the expected loss ratio by 5% could decrease our indicated workers compensation reserves by approximately $63 million for accident years 2008 and prior.  Alternatively, the combination of increasing the medical loss development factors by 9% and the expected loss ratio by 8% could increase our indicated workers compensations reserves by approximately $101 million for accident years 2008 and prior.

General Liability
In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss.  In our judgment, it is possible that general liability loss development factors could be +/- 5% from those actually selected in our latest reserve analysis.  If the loss development assumptions were changed by +/- 5% that would increase/decrease our indicated general liability reserves by approximately $83 million for accident years 2008 and prior.

Commercial Automobile
In addition to the normal amount of volatility, our commercial automobile line of business has realized significant favorable development in 2005 to 2009.  This favorable development was driven in large part by a reduction in our bodily injury large loss experience.  The actual number of large claims has a high degree of volatility from year to year in terms of timing and ultimate final emergence.  Even if ultimate large losses are ultimately consistent from year to year, if they are identified at different times than previous years, traditional loss development factors may overstate or understate actuarial indications.  If the timing of large losses is significantly variable, it is our judgment that actual loss development factors could be +/- 5% different from those selected in our reserve review, which would increase/decrease our indicated commercial auto reserves by approximately $52 million for accident years 2008 and prior.

Claims Initiatives Impact on General Liability and Commercial Automobile
As discussed in the major trend section above, the claims initiatives and inflationary uncertainty could impact reserves for the general liability and commercial automobile lines of business.  In our judgment, it is possible that the selected reserves for these lines of business in our latest reserve review could increase by $72 million or decrease by $51 million due to the combination of case reserve volatility in accident years 2008 and 2009 and unexpected inflation or deflation.

Personal Automobile
In addition to a normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the number of judicial and regulatory changes in the New Jersey personal automobile market over the years as well as the change in our state mix for business written in states other than New Jersey.  In our judgment, it is possible that personal auto bodily injury loss development factors could range from 4% below those actually selected in our latest reserve analysis to 3% above those selected in our latest reserve analysis.  If the loss development assumptions were reduced by 4%, that would decrease our indicated personal automobile reserves by approximately $34 million for accident years 2008 and prior.  Alternatively, if the loss development factors were increased by 3% that would increase our indicated personal automobile reserves by approximately $25 million for accident years 2008 and prior.

Current Accident Year
For the 2009 accident year, the expected ultimate loss ratio by line of business is a key assumption.  This assumption is based upon a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts.  In our judgment, it is possible that the actual ultimate loss ratio for the 2009 accident year could be +/-7% from the one selected in our latest reserve analysis for each of our four major long-tailed lines of business.  The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7% by line of business for the 2009 accident year.

Reserve Impact of Changing Current year Expected Ultimate Loss Ratio Assumption
($ in millions)	If Assumption Was Reduced by 7%	If Assumption Was Raised by 7%
Workers Compensation	(18)	18
General Liability	(25)	25
Commercial Automobile Liability	(17)	17
Personal Automobile Liability	(7)	7

Prior year reserve development
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined.  These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could have a material adverse effect on our results of operations, equity, business, insurer financial strength, and debt ratings.  In 2009, we experienced favorable loss development of approximately $67 million in accident years 2004 through 2007 partially offset by unfavorable loss development in the 2008 accident year, as well as accident years prior to 2003, of approximately $38 million, netting to favorable prior year development of $29 million.  In 2008, we experienced favorable loss development in accident years 2006 and prior of $46.2 million partially offset by unfavorable loss development in accident year 2007 of $26.9 million, netting to total favorable prior year development of $19.3 million and in 2007, we experienced net favorable prior year development of $18.8 million.  For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1.  “Business” and Note 9 of Item 8.  “Financial Statements and Supplementary Data” of this Form 10-K.

Asbestos and Environmental Reserves
Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos.  Carried net loss and loss expense reserves for environmental claims were $41.6 million as of December 31, 2009 and $44.1 million as of December 31, 2008.  Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.  Over the past few years, we also experienced adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  In addition, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”).  Once on the NPL, the USEPA determines an appropriate remediation plan for these sites.  A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA.  The USEPA also has the authority to re-open previously closed sites and return them to the NPL.  We currently have reserves for several claims related to sites on the NPL, one of which has been reopened in 2009 relative to a natural resources claim.

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

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2009, 2008, and 2007.  For additional information about our environmental reserves, see Item 1. “Business,” and Item 8. “Financial Statements and Supplementary Data,” Note 9. to the Consolidated Financial Statements.

Environmental Claims Activity

	2009	2008	2007
Asbestos Related Claims[1]
Claims at beginning of year	2,037	2,177	2,273
Claims received during year	129	124	114
Claims closed during year[2]	(1,030)	(264)	(210)
Claims at end of year	1,136	2,037	2,177
Average gross loss settlement on closed claims	$54	32	81
Gross amount paid to administer closed claims	$88,645	110,582	51,868
Net survival ratio[3]	9	15	16

Non-Asbestos Related Claims[1]
Claims at beginning of year	325	271	302
Claims received during year	186	269	108
Claims closed during year[2]	(281)	(215)	(139)
Claims at end of year	230	325	271
Average gross loss settlement on closed claims	$4,293	14,803	4,149
Gross amount paid to administer closed claims	$411,855	115,562	62,874
Net survival ratio[3]	6	6	14

1 The number of environmental claims includes all multiple claimants who are associated with the same site or incident.
2 Includes claims dismissed, settled, or otherwise resolved.
3 The net survival ratio was calculated using a three-year average for the net losses and expenses paid.

Annually we perform a focused review on all of our asbestos claims with our defense counsel, confirming our participation in the claims and the number of claims that were open.  During the 2009 review, coupled with a focused effort on resolving certain claims, a significant number of claim files were closed.

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

We regularly conduct reviews for potential premium deficiencies at a level consistent with that used for our segment reporting in that we group our policies at the Insurance Operations level, considering the following:
•	Our marketing efforts for all of our product lines within our Insurance Operations revolve around independent agencies and their touch points with our shared customers, the policyholders.
•
We service our agency distribution channel through our field model, which includes agency management specialists, loss control representatives, claim management specialists and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency.

•
We measure the profitability of our business at the Insurance Operations level, which is evident in, among other items, the structure of our incentive compensation programs.  We measure the profitability of our agents and calculate their compensation based on overall insurance results and all of our employees, including senior management, are incented based on overall insurance results.

We had deferred policy acquisition costs of $218.6 million at December 31, 2009 compared to $212.3 million at December 31, 2008.  Currently, the Financial Accounting Standards Board is reviewing proposed changes to existing accounting guidance regarding accounting for costs associated with acquiring or renewing insurance contracts.  Depending on the outcome of their review, changes in this guidance could materially impact our results of operations.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. generally accepted accounting principles.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  We evaluate these key assumptions annually.  Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.

The discount rate enables us to state expected future cash flows at their present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  We decreased our discount rate to 5.93% for 2009, from 6.24% for 2008 to reflect market interest rate conditions.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets would increase pension expense.  Our long-term expected return on plan assets was 8.00% in 2009 and 2008.  We had a pension and post-retirement benefit plan obligation of $205.5 million at December 31, 2009 compared to $188.0 million at December 31, 2008.

In 2009, the financial markets experienced some degree of recovery which was reflected in the 19% increase in our pension assets, ending the year at $139.7 million up from $117.3 million at the end of 2008.  Volatility in the marketplace, coupled with changes in the discount rate assumption could materially impact our pension valuation in the future.

For additional information regarding our pension and post-retirement benefit plan obligations, see Item 8. “Financial Statements and Supplementary Data,” Note 16(c) of this Form 10-K.

Other-Than-Temporary Investment Impairments
When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of an available-for-sale (“AFS”) security is temporary, we record the decline as an unrealized loss in other comprehensive income (“OCI”).  Temporary declines in the value of a held-to-maturity (“HTM”) security are not recognized in the financial statements.  Our assessment of a decline in fair value includes judgment as to the financial positions and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Maturity Securities and Short-Term Investments
Our evaluation for OTTI of a fixed maturity security or a short-term investment includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluation of projected cash flows under various economic and default scenarios;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Prior to April 1, 2009, when the decline in fair value below amortized cost of a fixed maturity security was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to income as a realized loss.  A decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.  Effective April 1, 2009 with the adoption of revised OTTI accounting guidance, unless we have the intent to sell, or it is more likely than not that we may be required to sell, a fixed maturity security, an other than temporary impairment is only recognized as a realized loss to the extent it is credit related.  If there is a decline in fair value to below amortized cost of a fixed maturity security that we intend to sell or, more-likely-than-not, may be required to sell, the impairment is considered other than temporary and the security is written down to fair value with the amount of the write-down charged to earnings as a component of realized losses.

In order to determine if an impairment is other than temporary, we perform additional impairment assessments for our fixed maturity portfolio including, but not limited to commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), collateralized debt obligations (“CDOs”), and corporate debt securities.  This assessment takes into consideration the length of time for which the security has been in an unrealized loss position, but primarily focuses on evaluation of future cash flows, which involves subjective judgments and estimates determined by management including:  performance of the underlying collateral under various economic and default scenarios, the nature and realizable value of such collateral, and the ability of the security to make scheduled payments.
For structured securities, including CMBS, RMBS, ABS, and CDOs, we project the future cash flows using various expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

Based on these projections, we determine expected recovery values to be generated by the collateral for each security.  Prior to April 1, 2009, if these projections indicated an other-than-temporary impairment, the shortfall between the amortized cost of the security and the fair value was charged to earnings as a component of realized losses.  Subsequent to April 1, 2009, if these projections indicate an impairment, we perform a discounted cash flow analysis to determine the present value of future cash flows to be generated by the underlying collateral of the security.  Additionally, we perform a discounted cash flow analysis on all previously other-than-temporarily impaired securities and all structured securities that are not of high-credit quality at the date of purchase.

Any shortfall in the expected present value of the future cash flows, based on the discounted cash flow analysis, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered as a “non-credit impairment.”  Credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to OCI as a component of unrealized losses.

Discounted Cash Flow Assumptions
The discount rate we use in this present value calculation is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition.  For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

We use a conditional default rate assumption in the present value calculation to estimate future defaults.  The conditional default rate is the proportion of all loans outstanding in a security at the beginning of a time period that is expected to default during that period.  Our assumption of this rate takes into consideration the uncertainty of future defaults as well as whether or not these securities have experienced significant cumulative losses or delinquencies to date.  We use the conditional default rates used during our initial cash flow testing for each security as a reference point, but we may ultimately use rates at more elevated levels in the discounted cash flow analysis in order to determine our best estimate of the present value of future cash flows.

Conditional default rate assumptions apply at the total collateral pool level held in the securitization trust.  Generally, collateral conditional default rates will “ramp-up” over time as the collateral seasons, the performance begins to weaken and losses begin to surface.  As time passes, depending on the collateral type and vintage, losses will peak and performance will begin to improve as weaker borrowers are removed from the pool through delinquency resolutions.  In the later years of a collateral pool’s life, performance is generally materially better as the resulting favorable selection of the portfolio improves the overall quality and performance.  While “ramped up” assumptions are sometimes used in our discounted cash flow analysis of our CMBS portfolio, we typically apply a more conservative approach and do not apply a “ramp” of our conditional default rate assumptions in our initial evaluations.  Instead, we assume the cash flows for the next period will experience defaults at the higher end of the range and then remain at that level for the life of the position, due to the current uncertainty surrounding the magnitude of potential future defaults on CMBS.

We use a loan loss severity assumption in our discounted cash flow analysis that is applied at the loan level of the collateral pool.  The loan loss severity assumptions represent the estimated percentage loss on the loan-to-value exposure for a particular security.  If the current loan-to-value ratio of a security is not available, we assume a 50% loan loss severity.  However, certain of the securities have lower current loan-to-value ratios, which in our opinion results in a severity assumption of 50% being overly conservative.  Where we have current loan-to-value information and the loan-to-value ratio is lower than 80%, we adjust the severity assumption to reflect the fact that the loan-to-value ratio is lower.

For purposes of our initial evaluations, the loan loss severity assumption is held constant and is derived in either one of two ways:
(i)	Applying an estimated loss on exposure percentage to the current loan-to-value ratio of a particular security; or
(ii)	Using an assumed 50% in those instances where current loan-to-value ratios were not available at the time of our assessment.

Equity Securities
Evaluation for OTTI of an equity security, includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•
The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations, coupled with our intention to hold the securities in the near term;

•	The recent income or loss of the issuer;
•	The independent auditors’ report on the issuer’s recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Rating agency announcements;
•	The length of time and the extent to which the fair value has been less than cost; and
•	Our expectation of when the cost of the security will be recovered.

If there is a decline in the fair value on an equity security that we do not intend to hold, or if we determine the decline is other-than-temporary, we will write down the carrying value of the investment and record the charge through earnings as a component of realized losses.

Other Investments
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

If there is a decline in fair value on an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment and record the charge through earnings as a component of realized losses.

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers.  Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the financial statements.  Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsurance policies.  An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.  This allowance totaled $2.5 million at December 31, 2009 and December 31, 2008.  We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary.  For further information regarding reinsurance, see Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2009, 2008, and 20071
($ in thousands, except per share amounts)	2009	2008	2009 vs. 2008		2007	2008 vs. 2007
GAAP measurements:
Revenues	$1,514,018	1,589,939	(5)%		1,739,315	(9)%
Pre-tax net investment income	118,471	131,032	(10)		174,144	(25)
Pre-tax net income	26,253	39,386	(33)		192,758	(80)
Net income	36,398	43,758	(17)		146,498	(70)
Diluted net income per share	0.68	0.82	(17)		2.59	(68)
Diluted weighted-average outstanding shares	53,397	53,319	-		57,165	(7)
GAAP combined ratio	99.8%	100.0	(0.2	)pts	98.0	2.0	pts
Statutory combined ratio	100.5%	99.2	1.3		97.5	1.7
Return on average equity	3.8%	4.5	(0.7)		13.6	(9.1)
Non-GAAP measurements:
Operating income[2]	$74,538	76,245	(2.2)%		121,956	(37.5)%
Diluted operating income per share[2]	1.39	1.43	(2.8)		2.16	(33.8)
Operating return on average equity[2]	7.9%	7.8	0.1	pts	11.3	(3.5	)pts

1 Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2 Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing.  In addition, these realized investment gains and losses, as well as OTTI charges that are charged to earnings, and the results of discontinued operations, could distort the analysis of trends.  See below for a reconciliation of operating income to net income in accordance with generally accepted accounting principles.

Pre-tax net income decreased in 2009 compared to 2008 and 2007 as seen in the table above.  On a pre-tax basis, net income decreased by $13.1 million in 2009 and $153.4 million in 2008 compared to the respective prior years.  These fluctuations were driven by the following:

•
Pre-tax net investment income earned decreased $12.6 million, to $118.5 million, in 2009 and $43.1 million, to $131.0 million, in 2008.  The decrease from 2008 to 2009 was driven by:  (i) an increase in losses of $9.1 million on our alternative investments; (ii) a decrease in interest income of approximately $7.7 million on our fixed maturity and short-term investment portfolios due to lower purchase yields; and (iii) lower dividend income of $3.3 million due to our reduced equity portfolio.  Although our alternative investments began stabilizing in the second half of 2009, these losses, which amounted to $21.7 million on a pre-tax basis, were driven by the unprecedented volatility in the global capital markets that occurred during the second half of 2008 and continued through the first half of 2009.  This volatility resulted in a decline in asset values, of which 57% was attributable to our real estate strategy and 30% was attributable to our private equity/private equity secondary market strategies.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships that primarily report results to us on a one quarter lag.  For additional information on our other investment portfolio and a discussion of the related strategies associated with this portfolio, refer to the “Investments” section below.  This was partially offset by offset by the effect of the elimination of our trading portfolio in the first quarter of 2009.  During 2008, unrealized losses of $8.1 million on the trading portfolio negatively impacted investment income.

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

•
Net realized losses, pre-tax, were $46.0 million in 2009 compared to a pre-tax loss of $49.5 million in 2008 and a pre-tax gain of $33.4 million in 2007.  The level of net realized losses experienced in 2009 and 2008 were driven by pre-tax non-cash OTTI charges of $55.4 million and $53.1 million, respectively.  For details regarding these charges see Note 5. “Investments” in Item. 8 “Financial Statements and Supplementary Data.” of this Form 10-K or “Investments” below.

•
Underwriting profits were $2.4 million in 2009 compared to $0.1 million in 2008 and $31.0 million in 2007.  The decrease in 2008 is primarily attributable to higher catastrophe losses and reduced NPE.  Catastrophe losses increased to $31.7 million in 2008 compared to $14.9 million in 2007 driven by storm activity in the southern and mid-western states.  Also in 2008, NPE decreased 1% reflecting pricing pressure stemming from a highly competitive insurance marketplace and the slowing economy.

•
Taxes from continuing operations were a benefit of $5.5 million in 2009 compared to a benefit of $3.9 million in 2008 and an expense of $45.1 million in 2007.  These decreases are primarily driven by the decreases in pre-tax investment income discussed above.

•
Also included in net income are the results of the discontinuance of our Human Resources Outsourcing segment.  We entered into a plan to dispose of Selective HR Solutions, Inc. in the third quarter of 2009, the sale of which was finalized with an after-tax loss on disposal of $1.2 million in the fourth quarter of 2009.  The after-tax loss on the operating results of Selective HR Solutions, Inc. of $7.1 million for 2009 is primarily due to an after-tax goodwill impairment charge in the third quarter of 2009 of $7.9 million, resulting from our near-term projections for this segment not being sufficient to support its carrying value.  A similar impairment charge of $2.6 million was recorded in 2008 for this segment.  See Note 13 “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for additional information.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2009	2008	2007

Operating income	$74,538	76,245	121,956
Net realized (losses) gains, net of tax	(29,880)	(32,144)	21,680
(Loss) income from discontinued operations, net of tax	(7,086)	(343)	2,862
Loss on disposal of discontinued operations, net of tax	(1,174)	-	-
Net income	$36,398	43,758	146,498

Diluted operating income per share	$1.39	1.43	2.16
Diluted net realized (losses) gains per share	(0.56)	(0.60)	0.38
Diluted net (loss) income from discontinued operations per share	(0.13)	(0.01)	0.05
Diluted loss on disposal of discontinued operations per share	(0.02)	-	-
Diluted net income per share	$0.68	0.82	2.59

On a pre-tax basis, operating income was $85.2 million in 2009, $89.6 million in 2008, and $155.4 million in 2007.  The decrease in operating income is primarily attributable to the decrease in net investment income as discussed above.  Refer to Exhibit 99.1 of this Form 10-K for a definition of operating income.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 960 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 84% of net premium written (“NPW”); and (ii) Personal Lines, including Flood, which markets primarily to individuals and represents approximately 16% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.

Summary of Insurance Operations
All Lines
			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007
GAAP Insurance Operations Results:
NPW	$1,422,655	1,492,738	(5)%		1,562,450	(4)%
NPE	1,431,047	1,504,187	(5)		1,524,889	(1)
Less:
Losses and loss expenses incurred	971,905	1,011,544	(4)		997,812	1
Net underwriting expenses incurred	453,117	487,300	(7)		488,909	-
Dividends to policyholders	3,640	5,211	(30)		7,202	(28)
Underwriting income	$2,385	132	1,707%		30,966	(100)%
GAAP Ratios:
Loss and loss expense ratio	67.9%	67.2%	0.7	pts	65.4	1.8	pts
Underwriting expense ratio	31.6	32.5	(0.9)		32.1	0.4
Dividends to policyholders ratio	0.3	0.3	-		0.5	(0.2)
Combined ratio	99.8	100.0	(0.2)		98.0	2.0
Statutory Ratios:
Loss and loss expense ratio	67.9	67.2	0.7		65.4	1.8
Underwriting expense ratio	32.3	31.7	0.6		31.6	0.1
Dividends to policyholders ratio	0.3	0.3	-		0.5	(0.2)
Combined ratio	100.5%	99.2	1.3	pts	97.5	1.7	pts

•
Despite 2009 being the first year since 2004 that we were able to achieve a Commercial Lines renewal pure price increase, which was 0.9%, NPW still decreased compared to 2008 primarily due to economic conditions.  We have experienced the most significant NPW decreases in our workers compensation and general liability lines of businesses driven by reduced levels of exposure given the reduction in payroll and sales of our insureds, which is reflective of the current unemployment level resulting from the economic slowdown.  These factors are evidenced by the following:

o	Reductions in endorsement and audit activity of $50.4 million, to a net return premium of $72.7 million; and
o	Reductions in net renewals of $19.4 million, to $1.2 billion including a reduction in Commercial Lines retention of one point to 76% in 2009.

The decrease in 2008 compared to 2007 was also largely attributable to economic factors of which were illustrated in our audit and endorsement return premium of $22.3 million in 2008 compared to additional audit and endorsement premiums of $15.8 million in 2007.  Also contributing to the decline in 2008 was a decline in new business and Commercial Lines renewal pure pricing decrease of 3.1% as compared to 2009 wherein we experienced positive Commercial Lines renewal pure pricing of 0.9%.  New business in 2009 was up 3% and was driven by growth in Personal Lines.

•
NPE decreases in 2009 compared to 2008 and 2007 are consistent with the fluctuation in NPW.  These decreases were primarily driven by a decrease in exposure coupled with premiums written in 2008, which experienced a decrease in pure price of 3.1% in 2008, earning in over the course of 2009.

•
The increase in the GAAP loss and loss expense ratio in 2009 compared to 2008 was primarily attributable to casualty loss costs that have outpaced premiums in the current accident year, coupled with non-catastrophe property losses that were $205.4 million, or 14.4 points, compared to $192.2 million, or 12.8 points, in 2008.  Partially offsetting these increases were:

o
Favorable prior year development of $29 million, or 2.1 points, in 2009 compared to favorable prior year development of $19 million, or 1.3 points, in 2008.  Favorable development in 2007 was approximately $19 million, or 1.2 points.  For more information on the favorable prior year development on our commercial lines of business, please refer to the “Review of Underwriting Results by Lines of Business” below; and

o	Catastrophe losses that were 0.6 points, or $8.5 million, compared to 2.1 points, or $31.7 million, in 2008.

•
Decreases in the GAAP underwriting expense ratio in 2009 were primarily attributable to several expense initiatives implemented in 2008 and during the first quarter of 2009.  These initiatives included, but were not limited to:

o	Workforce reductions in 2008 that resulted in a pre-tax charge of $4.5 million in 2008;
o	The re-domestication of two of the Insurance Subsidiaries to Indiana in June 2008;
o	Targeted changes to agency commissions that were implemented in most states in July 2008;
o	The consolidation of our purchasing power with fewer vendors and their desire to lock up longer-term contracts; and
o	The elimination of retiree life insurance benefits for current employees amounting to a total benefit of $4.2 million, pre-tax, in the first quarter of 2009.

Partially offsetting these actions is the impact of reduced NPE and corresponding impact it has had on the expense ratio.

The GAAP underwriting expense ratio increased in 2008 compared to 2007 primarily as the result of the pre-tax workforce restructuring charge of $4.5 million discussed above.  Absent this charge, the expense ratio remained relatively flat, reflecting a 1% decrease in NPE partially offset by lower overall underwriting expenses year over year.  These reduced expenses were the result of lower than expected payments of profit-based incentives to our agents and employees, reflecting lower NPW and underwriting results during 2008, and benefits realized from our 2008 cost containment initiatives discussed above.

Insurance Operations Outlook
Historically, the results of the property and casualty insurance industry have experienced significant fluctuations due to competition, economic conditions, interest rates, loss cost trends, and other factors.  During 2009, the Insurance Operations segment outperformed both A.M. Best and Fitch Ratings (“Fitch”) industry wide projections of 100.6% and 101%, respectively, with a statutory combined ratio of 100.5%.  Our Commercial Lines business reported a statutory combined ratio of 99.8% and our Personal Lines business reported a statutory combined ratio of 104.4% for the year.

We continued to see a trend toward higher Commercial Lines and Personal Lines pricing in our Insurance Operations segment.  The Commercial Lines Insurance Pricing Survey (“CLIPS”) third quarter 2009 report indicated that industry pricing remained flat during the quarter whereas we experienced a pure price increase over that period of 1.5%.  Fitch has indicated that the industry is now solidly entrenched in the soft phase of the market cycle and that a material improvement in pricing does not appear imminent.  In this light, the price increase of 2.7% we obtained during the fourth quarter of 2009, the largest quarterly price increase of 2009, and the overall 2009 pure price increase of 0.9%, both achieved while maintaining a delicate balance with retention, demonstrates the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  As for our Personal Lines operations, we have seen an increase in 2009 NPW driven by:  (i) 28 rate increases that went into effect during 2009; (ii) new business premium increases of $11.8 million; and (iii) net renewal premium increases of $5.1 million.

In addition, our focus for 2009 included the following:
•
Deploying second generation Commercial Lines predictive modeling tools that give our underwriters superior information, enabling them to make better decisions regarding individual account underwriting.  It also ensures that we price our business with precision, giving our agents the ability to compete for the most attractive accounts, furthering our focus on maintaining insurance operations profitability.  Going forward, we believe that the use of this tool will enable us to maintain our competitive pricing for the best accounts while driving a meaningful improvement in the loss ratio.

•
Putting into effect the Personal Lines rate increases mentioned above, which we believe will generate $6.7 million in additional premium.  We accomplished this while losing only one point of retention and increasing new policy counts by 51% in 2009.

•
Claims Strategic Program underway with a focus on enhancing areas of:  (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) enhanced potential fraud and recovery recognition through use of advanced systems analytics; (iv) advanced claims automation; and (v) enhanced vendor management.  We believe that these initiatives will allow us to maintain our reputation for superior claims service while enabling us to leverage our current resources to increase the effectiveness and efficiency of the claims area.

•
Sales management efforts, including our market planning tools and leads program.  Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in under-penetrated territories.  We have continued to expand our independent agency count, which now stands at approximately 960 agencies across our footprint.  These independent insurance agencies are serviced by approximately 94 field-based AMSs who make hands-on underwriting decisions on a daily basis.  In addition, we use our predictive modeling and business analytics to build tools that help agents identify potential new customers.

•
Expense management initiatives over the past year, which include the elimination of retiree life insurance benefits for current employees and ongoing controlled hiring practices, along with several initiatives taken in 2008, such as our workforce reduction initiatives, changes to agent commission programs, and the re-domestication of two of the Insurance Subsidiaries to Indiana.  These expense management initiatives served to benefit our expense ratio this year, and the ongoing impact of these initiatives will continue to benefit expenses going forward.

•
Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system.  Average premiums of approximately $294,000 per workday were processed through our One & Done® small business system during 2009, up 7% from 2008.  These technology-based systems complement our existing underwriting group, giving them more time to focus on more technical underwriting accounts.

•
Strategically expanding our business in our footprint states, including Tennessee, where we began operations in June 2008.  In the first full year of operations in this state, we wrote premium of approximately $14.6 million.

•	Continued diversification of our territory/footprint states.

The overall outlook on the industry for 2010 from key rating agencies is as follows:
•
A.M. Best – A.M. Best is maintaining a stable outlook on the industry looking forward as they project that balance sheet strength and liquidity will remain adequate in 2010.  They expect that although commercial line’s underwriting results and loss reserve adequacy will continue to deteriorate, this line of business is in a reasonably solid position to confront these challenges.  They cite that with economic uncertainty expected to continue, commercial line managers should remain prudent in pricing, reserving, and deployment of capital.  For 2010, A.M. Best expects a small decline in NPW driven by an anticipated sluggish economic recovery, coupled with an increase in catastrophe-related losses, will lead to a combined ratio of 101.7%.

•
Fitch Ratings (“Fitch”) – In Fitch’s “Review and Outlook 2009-2010” December 2009 report, they are maintaining the negative outlook over the next 12 to 18 months, reflecting lingering economic and financial uncertainty.  In addition, Fitch projects an industry-wide statutory combined ratio of 104.0% for 2010, reflecting their belief that underwriting results will not improve significantly as they project premiums will have insignificant growth.  They anticipate that underwriting results will be impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

•
Standard & Poor’s (“S&P”) – S&P recently reiterated their negative outlook on the industry citing that the increase in cost of capital may not be able to be passed along to the insureds in its entirety, as well as the expectation that future investment returns will be relatively modest in the near term.  S&P believes that rating downgrades will exceed upgrades for the industry over the next six months.

We will continue to manage our book of business in 2010 by:  (i) balancing anticipated Commercial Lines pure price increases with retention; and (ii) as discussed above, we expect the 2010 rate changes, will generate an additional $14.1 million in premium over the course of the next year in Personal Lines.  We continue to believe that the cycle management tools we have in place are performing as we intended in the current market conditions.  These tools protect us from writing business that we believe will ultimately be unprofitable and, over the long run as pricing and exposures improve, will better position us to return to targeted return on equity levels.

We are providing 2010 guidance that includes a combined ratio of approximately 101.5% on both a GAAP and statutory basis reflecting catastrophe losses of 1.6 points.  These combined ratios do not include any assumptions for reserve development, favorable or unfavorable.  Weighted average shares at year-end 2010 are expected to be approximately 54 million.

Review of Underwriting Results by Lines of Business

Commercial Lines

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007
GAAP Insurance Operations Results:
NPW	$1,194,796	1,279,553	(7)%		1,358,381	(6)%
NPE	1,214,952	1,294,244	(6)		1,321,585	(2)
Less:
Losses and loss expenses incurred	809,430	852,697	(5)		838,577	2
Net underwriting expenses incurred	387,494	425,521	(9)		429,052	(1)
Dividends to policyholders	3,640	5,211	(30)		7,202	(28)
Underwriting income	$14,388	10,815	33%		46,754	(77)%
GAAP Ratios:
Loss and loss expense ratio	66.6%	65.9	0.7	pts	63.5	2.4	pts
Underwriting expense ratio	31.9	32.9	(1.0)		32.5	0.4
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.5	(0.1)
Combined ratio	98.8	99.2	(0.4)		96.5	2.7
Statutory Ratios:
Loss and loss expense ratio	66.6	65.9	0.7		63.4	2.5
Underwriting expense ratio	32.9	32.2	0.7		32.0	0.2
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.5	(0.1)
Combined ratio	99.8%	98.5	1.3	pts	95.9	2.6	pts

•
Despite 2009 being the first year since 2004 that we were able to achieve a Commercial Lines renewal pure price increase, which was 0.9%, NPW still decreased compared to 2008 primarily due to the economic recession.  We have experienced the most significant decreases in our workers compensation and general liability lines of businesses due to reduced levels of exposure given the reduction in payroll and sales, which is reflective of the current unemployment level resulting from the economic slowdown.  These factors are evidenced by the following:

o	Reductions in endorsement and audit activity of $49.5 million, to a net return premium of $72.6 million, in 2009;
o	Reductions in net renewals of $24.5 million, to $1.1 billion, in 2009 including reductions in retention of one point in 2009 from 2008; and
o	Reductions in direct new business of $1.5 million, to $265.7 million, in 2009.

The decrease in 2008 compared to 2007 was also largely due to economic factors of which were illustrated in our audit and endorsement return premium of $23.2 million in 2008 compared to additional audit and endorsement premiums of $14.5 million in 2007.  Also contributing to the decline in 2008 was a decline in direct new business of $46.1 million compared to 2007 and a 3.1% decrease in renewal pure pricing.

•
NPE decreases in 2009 compared to 2008 and 2007 are consistent with the fluctuation in NPW discussed above.  These decreases were primarily driven by a decrease in exposure coupled with premiums written in 2008, which experienced a decrease in renewal pure price of 3.1% in 2008 as mentioned above, earning in over the course of 2009.

•
The increase in the GAAP loss and loss expense ratio in 2009 compared to 2008 was primarily attributable to an increase in casualty loss costs that have outpaced premium in the current accident year coupled with non-catastrophe property losses that increased $4.2 million, or 1.0 points.  Partially offsetting these increases were:

o
Increase in favorable prior year development of approximately $13 million.  This development of $28 million, or 2.3 points in 2009 was primarily driven by our workers compensation, commercial auto, and general liability lines of business while favorable prior year development of $15 million, or 1.1 points in 2008 was primarily driven by our workers compensation line of business.  Favorable development in 2007 was approximately $20 million, or 1.5 points, driven by our commercial automobile line of business; and

o	Catastrophe losses that were 0.5 points, or $5.8 million, compared to 2.1, points or $27.0 million, in 2008.

•
Improvements in the GAAP underwriting expense ratio in 2009 compared to 2008 were primarily attributable to the expense initiatives that we implemented over the last couple of years as mentioned above.

The following is a discussion on our most significant commercial lines of business:

General Liability

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007

Statutory NPW	$352,336	393,012	(10)%		420,388	(7)%
Statutory NPE	362,479	396,066	(8)		410,024	(3)
Statutory combined ratio	102.9%	102.0	0.9	pts	98.8	3.2	pts
% of total statutory commercial NPW	29%	31			31

NPW for this line of business decreased in 2009 compared to 2008, and in 2008 compared to 2007.  The decrease in 2009, compared to 2008 was driven by:  (i) a $19.5 million decrease in audit and endorsement activity, to a return premium of $27.2 million; (ii) a $14.9 million, or 4%, decrease in net renewals; and (iii) a $3.6 million, or 5%, decrease in new business for 2009.  The decrease in 2008, compared to 2007 was driven by:  (i) a $17.7 million decrease in audit and endorsement activity, to a return premium of $7.8 million; and (ii) a decrease in direct voluntary new business premiums of $15.7 million, or 17%.  The decreases in both 2009 and 2008 were primarily driven by the effects of the economic recession that has been ongoing since the middle of 2008.  Approximately 56% of our premium as of December 31, 2009 and 58% as of December 31, 2008 is subject to audit, wherein actual exposure units (usually sales or payroll) are compared to estimates and a return premium or additional premium transaction occurs.

Our renewal pure price increase was 1.6% in 2009 compared to decreases of 2.0% in 2008 and 4.5% in 2007.  We achieved these increases while increasing policy counts 1% and losing only one point in retention in 2009 compared to 2008.  We continue to concentrate on our long-term strategies of improving profitability by focusing on diversifying our mix of business by writing more non-contractor classes of business.  In 2009, non-contractor new business comprised 51% of our total new business, up from 46% in 2008.  This business typically experiences lower volatility during economic cycles.

The increase in the statutory combined ratio for 2009 compared to 2008 and 2008 compared to 2007 was driven by:  (i) increased loss and loss expense costs in the current accident years that have outpaced premiums, leading to a higher combined ratio; and (ii) an increase in the expense ratio caused by premium declines, particularly in audit and endorsements, that have outpaced expense reductions resulting from our various expense initiatives.  The 2009 increase was partially offset by favorable prior year development of approximately $8 million, or 2.3 points, in 2009 compared to adverse prior year development of approximately $4 million, or 0.9 points, in 2008.  Favorable development in the general liability line of business is often times volatile year-to-year and, therefore, requires a longer period of time before true trends are recognized and can be acted upon.  The favorable development in 2009 was driven by favorable loss emergence for accident years 2004 to 2007.  The increase in the statutory combined ratio for 2008 compared to 2007 reflected higher estimated losses due to loss trends that have outpaced pricing.

Workers Compensation

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007

Statutory NPW	$251,121	303,783	(17)%		336,189	(10)%
Statutory NPE	263,490	308,618	(15)		325,657	(5)
Statutory combined ratio	107.6%	96.1	11.5	pts	101.6	(5.5	)pts
% of total statutory commercial NPW	21%	24			25

In 2009, NPW on this line decreased compared to 2008, due primarily to:  (i) a $26.4 million decrease in audit and endorsement activity, to a return premium of $39.9 million, reflecting the impact of the economic recession and reduced levels of exposure consistent with the current unemployment level; (ii) a $17.9 million, or 7%, decrease in net renewals; and (iii) a two point decrease in retention, to 76%, due to initiatives that have allowed us to target price increases for our worst performing business and competitive pressure from monoline carriers and competitors willing to write workers compensation policies mainly on the upper end of our middle market business and our large account business.  These decreases were partially offset by a 0.6% increase in renewal pure price 2009 compared to a 2.1% decrease 2008.  The decrease in NPW in 2008 compared to 2007 was driven by the aforementioned impacts on pricing and exposure due to the economic recession, which we began to experience in 2008, and the competitive marketplace.

The increase in the statutory combined ratio on this line for 2009 compared to 2008 was primarily attributable to higher loss costs in the current accident year coupled with the following:  (i) higher audit return premium in 2009 that added 11.1 points to the combined ratio compared to audit return premium in 2008 that added 3.3 points; and (ii) prior year favorable development in 2009 of approximately $10 million, or 3.9 points, primarily driven by accident years 2005 to 2007 reflecting the on-going impact from a series of improvement strategies for this line in recent years, partially offset by adverse severity in accident year 2008.  In 2008, favorable prior year development was approximately $23 million, or 7.6 points, related to accident years 2004 to 2006, as a result of our improvement initiatives on this line, partially offset by adverse development in the 2007 accident year driven by higher than expected severity.  The improvement in the statutory combined ratio in 2008 compared to 2007 reflects the aforementioned favorable prior year development in 2008 compared to $3 million, or 0.8 points, in 2007, partially offset by higher estimated losses due to loss trends that have outpaced pricing.

Commercial Automobile

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007

Statutory NPW	$298,036	300,391	(1)%		319,176	(6)%
Statutory NPE	300,562	307,388	(2)		315,259	(2)
Statutory combined ratio	98.2%	99.7	(1.5	)pts	88.1	11.6	pts
% of total statutory commercial NPW	25%	23			23

NPW for this line of business decreased in 2009 compared to 2008, and in 2008 compared to 2007, due to the ongoing effects of the economic recession.  The decrease in 2009 was primarily attributable to: (i) net renewal premiums down $4.8 million; or 2%;  and (ii) a two-point decrease in retention, to 77%.  This was partially offset by new business that increased 4%, to $54.2 million in 2009 compared to 2008 and renewal pure price increases of 1.1% in 2009 compared to decreases of 5.0% in 2008.  The decrease in premium for 2008 compared to 2007 was driven by direct voluntary new business premiums, which were down $9.2 million, or 15%, from 2007 and the aforementioned renewal pure price decreases.

The 1.5 point decrease in the statutory combined ratio for 2009, compared to 2008, was driven primarily by:  (i) favorable casualty prior year development in 2009 of approximately $10 million, or 3.2 points, driven by lower than anticipated severity primarily in accident year 2007 compared to insignificant development in 2008; and (ii) physical damage losses that were $4.5 million, or approximately 1.2 points, lower in 2009 compared to 2008.  These items were partially offset by higher estimated losses due to loss trends that have outpaced pricing.

The increase in the statutory combined ratio in 2008 compared to 2007 is primarily due to:  (i) insignificant prior year development in 2008 compared to favorable prior year statutory development in 2007 of approximately $19 million due to improved severity trends; (ii) physical damage losses that were $6.2 million, or 2.3 points, higher in 2008; and (iii) pure price decreases in 2008 as discussed above.

Commercial Property

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007

Statutory NPW	$199,707	194,550	3%		198,903	(2)%
Statutory NPE	197,665	196,189	1		190,681	3
Statutory combined ratio	83.9%	92.9	(9	)pts	92.7	0.2	pts
% of total statutory commercial NPW	17%	15			15

NPW for this line of business increased in 2009 compared to 2008, while declining for 2008 compared to 2007.  The increases in 2009 were primarily due to:  (i) net renewal premium increases of 4%, to $171.3 million; (ii) total policy count increases of 3% in 2009; and (iii) renewal pure price increases of 0.3% in 2009 compared to decreases of 4.1% in 2008.  The decrease in 2008 compared to 2007 was due to:  (i) a reduction in new business premium of $2.4 million; (ii) the aforementioned renewal pure price decreases of 4.1%; and (iii) an one point reduction in retention to 76%.

The improvement in the statutory combined ratio in 2009 was driven by a decrease in catastrophe losses of $18.7 million, or 9.5 points, partially offset by an increase in non-catastrophe property losses of $3.0 million, or 1.0 points, compared to 2008.  The increased levels of total property losses during 2008 were mainly due to weather-related activity such as water damage and claims resulting from freezing pipes, as well as fire losses.

Personal Lines

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007
GAAP Insurance Operations Results:
NPW	$227,859	213,185	7%		204,069	4%
NPE	216,095	209,943	3		203,304	3
Less:
Losses and loss expenses incurred	162,475	158,847	2		159,235	-
Net underwriting expenses incurred	65,623	61,779	6		59,857	3
Underwriting loss	$(12,003)	(10,683)	(12)%		(15,788)	32%
GAAP Ratios:
Loss and loss expense ratio	75.2%	75.7	(0.5	)Pts	78.3	(2.6	)Pts
Underwriting expense ratio	30.4	29.4	1.0		29.4	-
Combined ratio	105.6	105.1	0.5		107.7	(2.6)
Statutory Ratios:
Loss and loss expense ratio	75.2	75.7	(0.5)		78.2	(2.5)
Underwriting expense ratio	29.2	28.0	1.2		29.7	(1.7)
Combined ratio	104.4%	103.7	0.7	Pts	107.9	(4.2	)Pts

•	The increase in NPW in 2009 compared to 2008 is primarily due to:
o	Approximately 28 rate increases that generated $6.7 million in annual premium, that went into effect across our Personal Lines footprint during 2009; and
o	New business premium increases of $11.8 million to $55.2 million in 2009.

Our rate increases were partially offset by a decline in retention of approximately one point, to 80%, on our overall Personal Lines book. In addition, the number of automobiles that we insure in New Jersey decreased by approximately 9,000 to 56,000 cars, at December 31, 2009.

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

•	NPE increases in 2009 compared to 2008 and 2007 are consistent with the fluctuation in NPW increase in 2009 compared to 2008 and 2007 as discussed below.

•
The improvement in the GAAP loss and loss expense ratio for 2009 compared to 2008 was driven by: (i) increased rate on this book of business that is favorably impacting NPE and outpacing loss costs; and (ii) a decrease in catastrophe losses of $2.0 million, or 1.0 points. Partially offsetting these items was increased non-catastrophe property losses of $8.9 million, or 3.4 points.

The improvement in the GAAP loss and loss expense ratio in 2008 compared to 2007 is primarily driven by the 3% increase in NPE, coupled with favorable prior year development in our casualty lines of approximately $5 million, or 2.2 points, in 2008, compared to unfavorable prior year development of approximately $1 million, or 0.4 points, in 2007. The 2008 development reflected a better quality of business being written through our MATRIXSM pricing system, coupled with normal volatility, while the 2007 development included the impact of unfavorable trends in groundwater contamination caused by the leakage of certain underground oil storage tanks in our homeowners line of business. This improvement in the loss and loss expense ratio was partially offset by increases in: (i) catastrophe losses of $1.9 million to $4.7 million in 2008; and (ii) non-catastrophe property losses of $4.5 million to $56.5 million in 2008.

•
The higher GAAP underwriting expense ratio in 2009 compared to 2008 was primarily attributable to increased commissions resulting from the mix of premium. Additionally, although to a lesser degree, commissions on our Flood business reduced the expense ratio by 8.6 points in 2009 compared to 8.9 points in 2008. Partially offsetting these items were the expense initiatives that we implemented in 2008 and 2009, including a $0.5 million total benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009, combined with the $0.5 million restructuring charge in the first quarter of 2008.

The increases in new business and net premiums written are attributable, among other things, to our ability to continue to increase quote volume through the following: (i) improved marketing and communication strategies; (ii) strong representation across our footprint; and (iii) providing the excellent service that our policyholders and agents demand. We are now participating in several programs that allow our agents to compare our personal auto rates to those of other insurance companies through a system known as “comparative raters,” which has increased our quote volume by 66% during 2009 compared to 2008. Starting in first quarter 2010, we will be adding our homeowners line of business to the comparative raters system, with New Jersey as the first state in production. In addition, New Jersey automobile new business is now written under our 60-territory structure, which provides more adequate pricing in territories that historically have not been profitable for us. Price increases for renewal business are capped at 10% as we reclassify these policies into the new territory definitions.

We believe the various rate increases taken over the last three years illustrated below will help us achieve our goal of being profitable in this line of business.

Implemented Rate Filings
	Direct Premium Written Increase	Additional Premium Generated on In-Force Policies
2008	7.1%	$15 million
2009	3.1%	$7 million
2010[1]	6.0%	$14 million

1 Includes a New Jersey automobile increase of 6%.

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

•
Terrorism Reinsurance – available as a federal backstop related to terrorism losses as provided under the TRIA.  For further information regarding this legislation, see Item 1A. “Risk Factors.” of this Form 10-K.

•	Flood Reinsurance – as a servicing carrier in the WYO Program, we receive a fee for writing flood business, for which the related premiums and losses are ceded to the federal government.
•	Other Reinsurance – includes smaller treaties, such as our Surety and Fidelity Excess of Loss, NWCRP and our Equipment Breakdown Coverage treaties, which do not fall within the categories above.

Information regarding the terms and related coverage associated with each of our categories of reinsurance above can be found in Item 1. “Business.” of this Form 10-K.

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

Property Reinsurance
The Property Catastrophe treaty renewed effective January 1, 2010 with an 8% decrease in premium. The current treaty structure remains the same providing per occurrence coverage for 95% of $310.0 million in excess of $40.0 million retention. The annual aggregate limit net of our co-participation is $589.0 million.

In 2008, we managed our hurricane exposures through the implementation of a Catastrophe (“CAT”) strategy initiative. It focused on policies with high Annual Average Loss (“AAL”) to premium ratios which were targeted for increases in deductibles and premium, and in certain cases non-renewals. The strategy led to the implementation of a variety of underwriting system tools that provide CAT management information to the underwriters for a more granular portfolio management of our property book of business. The July 2009 modeling results included a 9.5% reduction in gross AAL, while insured values increased 7.6% when compared to June 2008, clearly showing that the strategy has taken hold.

We continue to assess our property catastrophe exposure aggregations, modeled results and effects of growth on our property portfolio and strive to manage our exposure to individual large events balanced against the cost of reinsurance protections.

The following table presents Risk Management Solutions, Inc.’s (“RMS”) v. 9.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of July 2009:

($ in thousands)	Historical Basis			Near Term Basis
Occurrence Exceedence Probability	Gross Losses RMS v.9.0	Net Losses[1]	Net Losses as a Percent of Equity[2]	Gross Losses RMS v.9.0	Net Losses[1]	Net Losses as a Percent of Equity[2]

4.0% (1 in 25 year event)	$46,707	26,632	3%	$59,973	27,882	3%
2.0% (1 in 50 year event)	99,518	31,610	3	121,433	33,126	3
1.0% (1 in 100 year event)	192,560	38,007	4	223,867	39,809	4
0.40% (1 in 250 year event)	400,310	79,336	8	447,196	109,811	11

1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2009

RMS v.9.0 allows modeling based on the long-term averages (historic view) and modeling based on a near-term view that includes an assumption of elevated hurricane activity in the North Atlantic Basin in the short to medium-term. Results of both models are provided above for select probabilities. Our current catastrophe program provides protection for a 1 in 209 year event, or an event with 0.5% probability according to the RMS v.9.0 historic model, and for a 1 in 179 year event, or an event with 0.6% probability according to RMS v.9.0 near term model.

The Property Excess of Loss treaty (“Property Treaty”) was renewed on July 1, 2009 and is effective through June 30, 2010, with the same terms as the expiring treaty. This treaty provides a per risk coverage of $28.0 million in excess of a $2.0 million retention.
•	The per occurrence cap on the total program is $64.0 million.
•	The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second, $20.0 million in excess of $10.0 million, layer remains at $80.0 million.
•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.
•	The renewal treaty rate increased by 2.8%.

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”) was renewed on July 1, 2009. The current program provides the following coverage:
•	The first layer provides coverage for 85% of up to $3.0 million in excess of a $2.0 million retention. The placement of this layer was increased from 65% in the expiring treaty.
•	The next four layers provide coverage for 100% of up to $45.0 million in excess of a $5.0 million retention.
•	The sixth layer provides coverage for 100% of up to $40.0 million in excess of a $50.0 million retention. The placement of this layer was increased from 75% in the expiring treaty.
•
Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical and radiological terrorism losses. Annual aggregate terrorism limits, net of co-participation, increased to $198.8 million due to increased placement percentages for the fifth and sixth layers.

•	The renewal treaty rate increased by 6.1%.

Other Reinsurance
Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2010, with essentially no changes in coverage and a 0.9% decrease in the rate partially offset by an increase in projected subject premium.

Effective January 1, 2010, we renewed the NWCRP treaty which covers our participation in the involuntary National Council of Compensation Insurance (“NCCI”) pool, a residual workers compensation market, and essentially keeps the same coverage as the expiring treaty. The NWCRP treaty provides 100% Quota Share coverage, including terrorism coverage, assumed business from the NCCI and has an aggregate combined ratio limit of approximately 141% for the 2010 underwriting year. The 2010 treaty is placed with three carriers with ratings of “A” by A.M. Best. We believe that the continued protection provided within this treaty for residual market business is especially beneficial given current market conditions and the expected deterioration in the experience of the NCCI pool.

Investments
During the first half of 2009, the economy continued to be impacted by the dislocation of the credit markets brought on by the financial crisis that began in the latter part of 2008. However, during the second half of 2009, credit spreads rallied, outperforming the “safe haven” government and agency bond markets as capital flowed back to risk sectors. Virtually all sectors of the credit markets saw a return to more normal functioning and stability, accompanied by much reduced credit spread levels. Improved market confidence and positive sentiments continue to feed a recovery in valuations of fixed maturity securities. Consistent with these conditions, we saw our overall investment portfolio go from a unrealized loss position at December 31, 2008 to an overall unrealized gain position at December 31, 2009, reflecting a $133.2 million improvement in valuations. Credit quality of our fixed maturity portfolio continues to remain high, with an average S&P rating of “AA+.” This is primarily due to the large allocation of the fixed income portfolio to high quality municipal bonds, agency RMBS, and government and agency obligations. Exposure to non-investment grade bonds remains low, composing approximately 1% of the total fixed maturity portfolio. We have 20 non-investment grade rated securities in the portfolio with a fair value of $34.9 million and an unrealized loss of $17.9 million.

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

The following table presents information regarding our investment portfolio:

			2009			2008
($ in thousands)	2009	2008	vs. 2008		2007	vs. 2007

Total invested assets	$3,781,051	3,540,309	7%		$3,733,029	(5)%
Net investment income – before tax	118,471	131,032	(10)		174,144	(25)
Net investment income – after tax	95,725	105,039	(9)		133,669	(21)
Unrealized gain (loss) during the period – before tax	133,160	(219,515)	161		(31,214)	(603)
Unrealized gain (loss) during the period – after tax	86,554	(142,685)	161		(20,289)	(603)
Net realized (losses) gains – before tax	(45,970)	(49,452)	7		33,354	(248)
Net realized (losses) gains – after tax	(29,880)	(32,144)	7		21,680	(248)
Effective tax rate	19.2%	19.8	(0.6	)Pts	23.2%	(3.4	)Pts
Annual after-tax yield on fixed maturity securities	3.3	3.6	(0.3)		3.6	-
Annual after-tax yield on investment portfolio	2.6	2.9	(0.3)		3.6	(0.7)

Total Invested Assets
Our portfolio totaled $3.8 billion at December 31, 2009, an increase of 7% compared to $3.5 billion at December 31, 2008. The increase in invested assets was primarily due to pre-tax unrealized gains of $133.2 million during 2009 as discussed above. Our investment portfolio as of December 31, 2009 was comprised of 88% fixed maturity securities, 2% equities, 6% short term investment and 4% other investments.

We have continued to strive to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. In an effort to preserve capital and further reduce the risk in our investment portfolio, we took certain actions during 2009, which included the following:

•	Reduced our equity position from approximately $135 million at December 31, 2008 to approximately $80 million at December 31, 2009.
•
Reduced our non-agency commercial mortgage-backed securities (“CMBS”) exposure from a carrying value of $154 million at December 31, 2008, or 4% of invested assets, to $74 million, or 2% of invested assets;

•
Reduced our non-agency RMBS, Home Equity ABS and Alternative-A securities (“Alt-A”) exposure from a carrying value of $127 million at December 31, 2008, or 4% of invested assets, to $63 million, or 2%, of invested assets;

•	Increased our position in U.S. government obligations by $368.2 million, raising our allocation from 7% to 16% as a percentage of invested assets; and
•
Reclassified approximately $1.9 billion of our fixed maturity portfolio from an AFS classification to a HTM classification. As a result of this transfer, coupled with activity during the year, our HTM portfolio has a carrying value of $1.7 billion as of December 31, 2009.

HTM fixed maturity securities are reported on the Consolidated Balance Sheets at carrying value, which represents either: (i) amortized cost reduced by unrealized non-credit OTTI amounts that are reflected in accumulated OCI; or (ii) for those securities that have been reclassified into an HTM designation, fair value at the time of transfer adjusted for subsequent accretion or amortization. AFS fixed maturity and equity securities, as well as our short-term investments are reported at fair value on the Consolidated Balance Sheets. These fair values are categorized into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. At December 31, 2009, all of our securities were priced using Level 1 or Level 2 inputs. For additional information see Note 2(e). “Summary of Significant Accounting Policies” and Note 7. “Fair Value Measurements” of Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

As mentioned above, our portfolio continues to have a weighted average credit rating of “AA+.” The following table presents the credit ratings of our fixed maturities portfolios:

	Unaudited	Unaudited
Fixed Maturity	December 31,	December 31,
Rating	2009	2008
Aaa/AAA	57%	52%
Aa/AA	25%	34%
A/A	14%	10%
Baa/BBB	3%	4%
Ba/BB or below	1%	<1%
Total	100%	100%

To manage and mitigate exposure, we perform our analysis on mortgage-backed securities both at the time of the purchase and as part of the ongoing portfolio evaluation. This analysis may include loan level reviews of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows under various economic and default scenarios, as well as other information that aids in determination of the health of the underlying assets. We also consider overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities. For additional information regarding credit risk associated with our portfolio see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Net Investment Income
Net investment income, before tax, decreased to $118.5 million in 2009 from $131.0 million in 2008 due to: (i) an increase in losses of $9.1 million on our alternative investments; (ii) a decrease in interest income of approximately $7.7 million on our fixed maturity and short-term investment portfolios resulting from lower purchase yields; and (iii) lower dividend income of $3.3 million due to our reduced equity portfolio. Although our alternative investments began stabilizing in the second half of 2009, these losses, which amounted to $21.7 million on a pre-tax basis, were driven by the unprecedented volatility in the global capital markets that occurred during the second half of 2008 and continued through the first half of 2009. This volatility resulted in a decline in asset values, of which 57% was attributable to our real estate strategy and 30% was attributable to our private equity/private equity secondary market strategies. As 2009 progressed, the improvements in the credit markets and increasing stability in the financial markets were reflected in our returns on this portfolio, which improved from a $29.4 million loss in the first half of the year to a $7.7 million gain in the second half of the year. Our alternative investments primarily consist of investments in limited partnerships that primarily report results to us on a one quarter lag. Unlike AFS securities, our limited partnerships are accounted for under the equity method of accounting, with changes in the valuation of these investments being reflected in net investment income, rather than in OCI. This was partially offset by the effect of the elimination of our trading portfolio in the first quarter of 2009. During 2008, unrealized losses of $8.1 million on the trading portfolio negatively impacted investment income.

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

As of December 31, 2009, alternative investments represented 4% of our total invested assets. In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $102.9 million in these alternative investments through commitments that currently expire at various dates through 2023.

The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			2009
	Carrying Value		Remaining
($ in thousands)	December 31, 2009	December 31, 2008	Commitment
Alternative Investments
Energy/Power Generation	$32,996	35,839	11,014
Private Equity	21,525	22,846	17,965
Secondary Private Equity	20,936	24,077	25,104
Mezzanine Financing	20,323	23,166	28,619
Distressed Debt	19,201	29,773	4,611
Real Estate	16,856	23,446	13,543
Venture Capital	5,752	5,870	2,000
Total Alternative Investments	137,589	165,017	102,856
Other Securities	3,078	7,040	-
Total Other Investments	$140,667	172,057	102,856

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not invest in hedge funds.

For further discussion of our alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized (losses) gains were as follows:

Realized gains (losses) excluding OTTI
($ in thousands)	2009	2008	2007
HTM fixed maturity securities
Gains	$225	27	-
Losses	(1,049)	(2)	-
AFS fixed maturity securities
Gains	20,899	1,777	445
Losses	(13,889)	(14,259)	(2,260)
AFS equity securities
Gains	33,355	34,582	50,254
Losses	(28,056)	(14,677)	(9,359)
Other investments
Gains	-	1,356	847
Losses	(2,039)	(5,156)	(1,683)
Total other net realized investment gains (losses)	9,446	3,648	38,244
Total OTTI charges recognized in earnings	(55,416)	(53,100)	(4,890)
Total net realized (losses) gains	$(45,970)	(49,452)	33,354

For further discussion of realized gains and losses, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of time in an	2009		2008		2007
unrealized loss position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$54,287	6,951	40,467	8,259	28,994	671
7 – 12 months	38,292	3,424	11,415	567	31,639	464
Greater than 12 months	39,241	3,420	9,359	3,627	10,167	203
Total fixed maturities	131,820	13,795	61,241	12,453	70,800	1,338
Equities:
0 – 6 months	29,567	20,620	30,062	13,383	59,975	8,903
7 – 12 months	8,230	7,436	3,838	618	1,600	360
Greater than 12 months	-	-	1,628	675	323	95
Total equity securities	37,797	28,056	35,258	14,676	61,898	9,358
Other Investments:
0 – 6 months	-	-	8,996	4,306	5,317	1,683
7 – 12 months	4,816	1,189	-	-	-	-
Total other investments	4,816	1,189	8,996	4,306	5,317	1,683
Total	$174,433	43,040	105,765	31,435	138,015	12,379

During 2009 and 2008, we sold certain securities that were in an unrealized loss position immediately prior to their sale as a result of financial and tax planning strategies. Despite these losses, we believe that we have a high quality and liquid investment portfolio. The sale of securities that produced net realized gains/losses, or impairment charges that produced realized losses, did not change the overall liquidity of the investment portfolio. The duration of the fixed maturity portfolio as of December 31, 2009, including short-term investments, was an average 3.3 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years which was relatively consistent with last year. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. We manage the duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

($ in thousands)	2009	2008	2007
HTM securities
ABS	$2,482	-	-
CMBS	11,777	-	-
Total HTM securities	14,259	-	-

AFS securities
Corporate securities	1,271	10,200	-
ABS	-	16,420	4,890
CMBS	-	9,725	-
RMBS	37,779	5,357	-
Total fixed maturity AFS securities	39,050	41,702	4,890
Equity securities	2,107	6,613	-
Total AFS securities	41,157	48,315	4,890

Other securities
Other securities	-	4,785	-
Total other securities	-	4,785	-

Total OTTI charges recognized in earnings	$55,416	53,100	4,890

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an other-than-temporary impairment, through realized losses in earnings for the credit-related portion and through unrealized losses in OCI for the non-credit related portion. Under previously existing accounting guidance, a decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.

For a discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data.” of this Form 10-K. In addition, for significant inputs used to measure OTTI and qualitative information regarding these charges, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at December 31, 2009 and December 31, 2008:

December 31, 2009	0 – 6 months[1]		7 – 11 months[1]		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)
AFS securities
U.S. government and government agencies	$187,283	(1,210)	-	-	-	-
Obligations of states and political subdivisions	8,553	(120)	-	-	3,059	(17)
Corporate securities	74,895	(829)	-	-	10,550	(417)
ABS	2,983	(17)	-	-	3,960	(40)
CMBS	36,447	(637)	-	-	-	-
RMBS	77,674	(493)	654	(21)	53,607	(20,198)
Total fixed maturity securities	387,835	(3,306)	654	(21)	71,176	(20,672)
Equity securities	3,828	(214)	-	-	5,932	(396)
Sub-total	$391,663	(3,520)	654	(21)	77,108	(21,068)

HTM securities
U.S. government and government agencies	$19,746	(29)	9,713	(288)	-	-
Obligations of states and political subdivisions	40,904	(332)	5,767	(181)	74,360	(2,684)
Corporate securities	6,124	(102)	-	-	19,233	(1,310)
ABS	-	-	-	-	13,343	(2,496)
CMBS	-	-	316	(728)	22,044	(16,194)
RMBS	5,068	(146)	-	-	5,892	(935)
Sub-total	$71,842	(609)	15,796	(1,197)	134,872	(23,619)

Total	$463,505	(4,129)	16,450	(1,218)	211,980	(44,687)
1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI accounting guidance issued in 2009.

December 31, 2008	0 – 6 months[1]		7 – 11 months[1]		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
AFS securities
U.S. government and government agencies	$-	-	-	-	-	-
Obligations of states and political subdivisions	198,172	(3,430)	156,443	(8,135)	128,130	(8,682)
Corporate Securities	87,880	(7,811)	74,459	(12,298)	30,087	(10,018)
ABS	21,355	(1,794)	20,787	(5,975)	15,336	(7,577)
CMBS	76,758	(2,246)	31,868	(2,654)	40,691	(29,935)
RMBS	18,012	(2,812)	54,507	(20,391)	56,338	(36,399)
Total fixed maturity securities	402,177	(18,093)	338,064	(49,453)	270,582	(92,611)
Equity securities	53,461	(14,291)	7,686	(4,370)	-	-
Other securities	4,528	(1,478)	-	-	-	-
Total AFS Securities	$460,166	(33,862)	345,750	(53,823)	270,582	(92,611)
1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.

Unrealized losses decreased as compared to December 31, 2008, primarily driven by improvement in the overall marketplace related to our fixed maturity portfolio coupled with a reduction in our equity portfolio during the year. As of December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.

We have reviewed these securities in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” “Other-Than-Temporary Investment Impairments.” For qualitative information regarding this conclusion, see Note 5. “Investments,” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

In addition, the following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of December 31, 2009:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in thousands)	Cost	Value	Losses
GS Mortgage Securities Corp II	$6,858	3,110	3,748
GSAA Home Equity Trust	10,000	6,969	3,031
ACT Depositor Corp	2,815	253	2,562
Wells Fargo Mtg Backed Sec	3,385	1,001	2,384
Mach One Trust	4,424	2,212	2,212

In performing our assessment on the five individual securities in our portfolio with the largest unrealized loss balances, we evaluated the securities in the table above under various scenarios. Based on our analysis at December 31, 2009, GS Mortgage Securities Corp II was deemed to be other-than-temporarily impaired and the $3.7 million unrealized balance in the table above represents the non-credit portion of this impairment. The $2.4 million unrealized balance related to the Wells Fargo Mortgage Backed Security reflects the non-credit portion of an OTTI charge that was recorded in the third quarter of 2009. For the remainder of the securities, no OTTI charge was necessary at year-end as, under each of the modeled scenarios, the securities did not show signs of impairment. ACT Depositor Corp and Mach One Trust showed no signs of loss when modeling a conditional default rate of 3.0 and a loss severity of 55%. Both are well-seasoned securities with debt service coverage ratios of 1.6x and 1.8x, respectively. Both securities are also well collateralized. Mach One Trust has seen no actual losses to date with low delinquencies. GSAA Home Equity Trust has a reasonably short weighted average life, delinquencies have been stable for quite some time, and our timeline can withstand conditional default rates and loss severities in excess of 9.7 and 54.6%, respectively, without any signs of loss. The current loan-to-value ratio was only 72%.

The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at December 31, 2009 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$105,120	100,943
Due after one year through five years	276,762	262,875
Due after five years through ten years	89,274	83,568
Due after ten years through fifteen years	12,508	12,279
Total	$483,664	459,665

The following table presents information regarding our HTM fixed maturities that were in an unrealized loss position at December 31, 2009 by contractual maturity:

Contractual Maturities	Carrying	Fair
($ in thousands)	Value	Value
One year or less	$22,854	22,749
Due after one year through five years	97,432	101,518
Due after five years through ten years	86,199	88,896
Due after ten years through fifteen years	3,518	4,279
Due after fifteen years	5,215	5,068
Total	$215,218	222,510

Investments Outlook
During the latter part of 2009, the credit markets witnessed a broad rally, fueled not only by an improving economic outlook, but also by renewed risk taking with investors moving away from lower risk-free yields. As capital flowed back to risk sectors, virtually all sectors of the credit markets saw a return to more normal functioning and stability, accompanied by much reduced credit spread levels. Additionally, residential housing may be stabilizing, which may further help to maintain positive momentum for the U.S. economic outlook. Although the consensus expects 2010 to see moderate economic growth, the economy still faces significant challenges. U.S. unemployment rates will probably not see a meaningful reduction and consumer spending will remain modest, which will continue to have a dampening effect on the growth potential of the Gross Domestic Product. Furthermore, mortgage delinquencies and foreclosures continue to rise, while underwriting remains tight.

Our fixed income strategy will be centered on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances. We will continue to invest in high quality instruments, while striving to reduce risk, including additions to high-grade corporate bonds with targeted maturities of approximately five years to lessen incremental interest rate risk.

We will continue our disciplined equity investment strategy by investing in companies that we believe have attractive long-term value, characterized by: (i) strong balance sheets; (ii) sufficient cash levels to meet liability obligations; (iii) cash generating capacity to support attractive dividend yields; (iv) high returns on capital; and (v) strong management.

Our long-term outlook for the alternative investment strategy continues to be positive despite the volatility in investment income over the past two years. Although investment activity continues to be slow due to current market conditions, the merger and acquisitions environment continues to improve as financing has become available. However, in the near term, we continue to be cautious and limit our exposure in the alternative investment class.

Federal Income Taxes
The following table presents our taxable income, pre-tax financial statement income, and net deferred tax asset:

($ in millions)	2009	2008	2007
Current taxable income from continuing operations	$11.9	69.6	154.6
Pre-tax income from continuing operations	39.2	40.2	188.8
Net deferred tax asset	111.0	150.8	27.1
Federal income tax benefit (expense)	5.5	3.9	(45.1)
Effective tax rate	(14.0)%	(9.8)%	23.9%

Our effective tax rate from continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income. For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 15. “Federal Income Tax” in Item 8. “Financial Statement and Supplementary Data.” of this Form 10-K.

We have a net deferred tax asset of $111.0 million at December 31, 2009 compared with a deferred tax asset of $150.8 million at December 31, 2008. The decrease of $39.8 million is primarily due to a reduction in unrealized losses in our investment portfolio.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $215 million at December 31, 2009 primarily comprised of $48 million at the Parent and $167 million at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given the financial market volatility that occurred during the latter half of 2008 through the first half of 2009, we continue to maintain higher than historical cash and short-term investment balances. All short-term investments are maintained in AAA-rated money market funds approved by the NAIC.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with the Indiana Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies. The Parent had no private or public issuances of stock or debt during 2009. In addition there were no borrowings under its lines of credit.

The Insurance Subsidiaries paid $24.5 million of dividends to the Parent in 2009, all of which was paid through December 2009, compared to our allowable ordinary dividend amount of approximately $102 million. Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current conditions. For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 11. “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

During the third quarter of 2009 the Parent terminated its previously existing line of credit and entered into a new syndicated line of credit agreement on August 25, 2009. The new $30 million line of credit is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent and Branch Banking and Trust Company (“Line of Credit”) and allows us to increase our borrowings to $50 million with the approval of both lending parties. We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint. There were no balances outstanding under this credit facility as of December 31, 2009.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

As of December 31, 2009	Required as of December 31, 2009	Actual as of December 31, 2009
Consolidated net worth	$777 million	$1.0 billion
Statutory Surplus	not less than $700 million	$982 million
Debt-to-capitalization ratio	Not to exceed 30%	21.5%
A.M. Best financial strength rating	Minimum of A-	A+

In the first quarter of 2009, the Indiana Subsidiaries joined and invested in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment of $0.7 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The new Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year. All borrowings from FHLBI are required to be secured by certain investments. The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent. In the fourth quarter of 2009, the Indiana Subsidiaries accessed the FHLBI for $13 million in fixed rate borrowings after pledging the required collateral. These funds have been loaned to the Parent under the approved lending agreements.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.3 years as of December 31, 2009, while the liabilities of the Insurance Subsidiaries have a duration of 3.6 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. Our ability to declare dividends is restricted by covenants contained in our 8.87% Senior Notes, of which $12.3 million was outstanding as of December 31, 2009. All such covenants were met during 2009 and 2008. At December 31, 2009, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 8.87% Senior Notes, was $303.6 million. For further information regarding our notes payable and the related covenants, see Note 10. “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayments are $12.3 million in 2010 and $13 million due in 2014 with the next principal repayment occurring beyond that in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service our debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2009, we had statutory surplus of $981.9 million and GAAP stockholders’ equity of $1.0 billion. We had total debt of $274.6 million at December 31, 2009, which equates to a debt-to-capital ratio of approximately 21.5%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain a 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends. In 2009, the Parent made a capital contribution of $20.0 million to one of its Insurance Subsidiaries, thereby increasing liquidity and the statutory surplus of that Insurance Subsidiary.

Although the financial markets appear to have begun stabilizing towards the end of 2009, we continue to maintain liquidity at the Insurance Subsidiary levels and during 2009, did not purchase stock under our authorized share repurchase program, which expired on July 26, 2009. In 2008, we purchased 1.8 million shares at a cost of $40.5 million under this program. Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $18.83 as of December 31, 2009 from $16.84 as of December 31, 2008, primarily driven by: (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $1.63; and (ii) net income, which led to an increase in book value per share of $0.69. Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.53.

Off-Balance Sheet Arrangements
At December 31, 2009 and, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
As discussed in “Net Loss and Loss Expense Reserves” in Item 1. “Business.” of this Form 10-K, we maintain case reserves and estimates of reserves for losses and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss reserves and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Given that the loss and loss expense reserves are estimates as described above and in more detail under the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K, the payment of actual losses and loss expenses is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2009 are summarized below:

Contractual obligations	Payment due by period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	years	years	5 years
Operating leases	$24.1	9.2	10.6	3.9	0.4
Notes payable	275.3	12.3	-	13.0	250.0
Interest on debt obligations	693.0	18.8	36.4	36.4	601.4
Subtotal	992.4	40.3	47.0	53.3	851.8

Gross loss and loss expense payments	2,745.8	704.4	860.4	428.5	752.5
Ceded loss and loss expense payments	271.6	56.3	60.6	28.6	126.1
Net loss and loss expense payments	2,474.2	648.1	799.8	399.9	626.4

Total	3,466.6	688.4	846.8	453.2	1,478.2

See the “Liquidity” section above for a discussion of our syndicated line of credit agreement.

At December 31, 2009, we also have contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $102.9 million in alternative investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2009 as “A+ (Superior),” their second highest of 15 ratings, while our outlook was revised to “negative” from “stable.” They cited our risk-adjusted capitalization deterioration as a result of investment losses and impairment charges in 2008 as well as our ability to improve operating results in the current challenging commercial lines environment. We have been rated “A” or higher by A.M. Best for the past 79 years, with our current rating of “A+ (Superior)” being in place for the last 48 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best, could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our line of credit.

Our ratings by other major rating agencies are as follows:
•
S&P Insurance Rating Services — Our financial strength rating was revised to “A” from “A+” in the third quarter of 2009. S&P cited our strong competitive position in Mid-Atlantic markets, well-developed predictive modeling capabilities, strong financial flexibility and consistent recognition by third-party agent satisfaction surveys as a superior regional carrier. Mitigating the strengths and precipitating the rating change was a decline in capital adequacy and operating results, relative to historically strong levels. S&P noted the decline in statutory surplus was largely attributed to realized and unrealized losses from the investment portfolio at the end of 2008 and the first quarter of 2009. S&P’s outlook of “negative” reflects continued commercial lines pricing competition and reduced investment income.

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

Our S&P and Moody’s financial strength ratings affect our ability to access capital markets. In addition, our interest rate under our line of credit varies based on the Parent’s debt ratings from S&P and Moody’s. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. We review our financial debt agreements for any potential rating triggers that could dictate a material change in terms if our credit ratings were to change.

Pending Accounting Pronouncements
Currently, the Financial Accounting Standards Board (“FASB”) is reviewing proposed changes to existing accounting regarding the treatment of costs associated with acquiring or renewing insurance contracts. We currently defer these expenses, which include commissions, premium taxes, fees, and certain other costs of underwriting policies and amortize them into expense over the same period in which the premium is earned. Changes in this accounting treatment resulting from issuance of final guidance on this topic could, depending on the provisions of such guidance, have a material impact to our results of operations.

In addition, the FASB is involved in a joint project with the International Accounting Standards Board that could significantly impact today’s insurance model. These potentially include, but are not limited to: (i) redefining the revenue recognition process; and (ii) requiring loss reserve discounting. As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss reserves. Final guidance resulting from this joint project, may or may not have a material impact on our operations.

For information regarding our adoption of current accounting pronouncements see Note 3. “Adoption of Accounting Pronouncements” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit spreads, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. Our investment portfolio is currently comprised of securities categorized as available for sale and held to maturity. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk on certain equity securities.

Our investment philosophy includes setting certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio. The return objective of our equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices. The risk objectives for our portfolios are to ensure investments are being structured conservatively, focusing on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. The current allocation of our portfolio is 88% fixed maturity securities, 2% equity securities, 6% short-term investments, and 4% other investments as of December 31, 2009; however, we do plan to make further additions to our high grade bonds with a focus on modestly increasing the allocation of our fixed maturity securities to corporate securities, while slightly decreasing our allocation to government securities.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk
In connection with the Insurance Subsidiaries, we invest in interest rate-sensitive securities, mainly fixed maturity securities. Our fixed maturity portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities. Our strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks. Our fixed maturity securities include both AFS and HTM securities. Fixed maturity securities that are not classified as either HTM securities or trading securities are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as HTM and carried at either: (i) amortized cost; or (ii) market value at the date the security was transferred into the HTM category, adjusted for subsequent amortization.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates. Our fixed income investment portfolio contains interest rate-sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The fixed maturity portfolio duration of December 31, 2009 was 3.5 years compared to 3.8 years a year ago. The current duration of the fixed maturities is within our historical range and is monitored and managed to maximize yield and limit interest rate risk. Duration of the investment portfolio was shortened to further reduce interest rate risk and the volatility of the portfolio. The insurance subsidiaries liability duration is approximately 3.6. We manage the slight duration mismatch between our assets and liabilities with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.

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

The following table presents the sensitivity analysis of each component of market risk as of December 31, 2009:

	2009
	Interest Rate Shift in Basis Points
($ in millions)	-200	-100	0	100	200
HTM fixed maturity securities
Fair value of HTM fixed maturity securities portfolio	1,894,717	1,814,509	1,740,211	1,671,545	1,608,077
Fair value change	154,506	74,298		(68,666)	(132,134)
Fair value change from base (%)	8.88%	4.27%		(3.95)%	(7.59)%

AFS fixed maturity securities
Fair value of AFS fixed maturity securities portfolio	1,773,868	1,704,351	1,635,869	1,570,379	1,508,607
Fair value change	137,999	68,482		(65,490)	(127,262)
Fair value change from base (%)	8.44%	4.19%		(4.00)%	(7.78)%

In 2009, the impact of interest rate risk on our portfolio and our stockholders’ equity was partially mitigated by the fact that we transferred $1.9 billion of our AFS securities to a HTM designation. Our HTM portfolio consists of the following at December 31, 2009: $1.2 billion of state and municipal obligations, $236.3 million of mortgage backed securities, $144.8 million of government securities, $98.8 million of corporate securities, and $29.0 million of asset backed securities. This portfolio has an unrealized/unrecognized gain position of $39.7 million as of December 31, 2009.

Credit Risk
During the first half of 2009, the economy continued to be impacted by the dislocation of the credit markets brought on by the financial crisis that began in the latter part of 2008. However, during the second half of 2009, credit spreads rallied, outperforming the “safe haven” government and agency bond markets as capital flowed back to risk sectors. Virtually all sectors of the credit markets saw a return to more normal functioning and stability, accompanied by much reduced credit spread levels. Much improved market confidence and positive sentiments continue to feed a recovery in valuations of fixed maturity securities. Given these conditions, we saw our overall investment portfolio go from an unrealized loss position at December 31, 2008 to an overall unrealized gain position at December 31, 2009, reflecting $133 million improvement in valuations. Furthermore, credit quality of our fixed maturity portfolio continues to remain high, with an average S&P rating of “AA+.” This is primarily due to the large allocation of the fixed income portfolio to highly-rated and high quality municipal bonds, agency RMBS, and government and agency obligations. Exposure to non-investment grade bonds remains at a low absolute level, comprising approximately 1% of the total fixed maturity portfolio. We only have 20 non-investment grade rated securities in the portfolio with a fair value of $34.9 million and an unrealized loss of $17.9 million.

The following table summarizes the fair values, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$475.6	1.8	AAA	$252.2	16.6	AAA
State and municipal obligations	379.8	20.3	AA+	1,758.0	18.6	AA+
Corporate securities	379.6	14.1	A+	366.5	(22.9)	A
Mortgaged-backed-securities	373.9	(17.2)	AA+	596.2	(86.1)	AA+
ABS	27.0	0.4	AA	61.4	(15.3)	AA
Total AFS portfolio	$1,635.9	19.4	AA+	$3,034.3	(89.1)	AA+

State and Municipal Obligations:
General obligations	$222.6	11.0	AA+	$574.1	16.2	AA+
Special revenue obligations	157.2	9.3	AA+	1,183.9	2.4	AA+
Total state and municipal obligations	$379.8	20.3	AA+	$1,758.0	18.6	AA+

Corporate Securities:
Financial	$67.4	3.0	AA-	$101.0	(13.1)	A+
Industrials	46.6	2.2	A	67.7	(2.1)	A-
Utilities	18.9	0.9	A-	47.6	(0.8)	A
Consumer discretion	26.3	1.3	A-	33.9	(1.5)	A-
Consumer staples	51.6	1.4	A	42.0	0.5	A
Healthcare	52.8	1.7	AA-	22.7	0.7	A+
Materials	20.7	0.8	A-	13.2	(3.7)	BBB+
Energy	42.4	1.3	AA-	19.1	(0.2)	A-
Information technology	10.8	0.1	AA	10.1	(1.9)	BBB
Telecommunications services	14.6	0.5	A	9.2	(0.8)	A-
Other	27.5	0.9	A	-	-	-
Total corporate securities	$379.6	14.1	A+	$366.5	(22.9)	A

Mortgage-backed Securities:
Government guaranteed agency CMBS	$94.6	1.1	AAA	$56.3	2.2	AAA
Other agency CMBS	-	-	-	16.6	0.6	AAA
Non-agency CMBS	-	-	-	154.3	(34.8)	AAA
Government guaranteed agency RMBS	105.2	0.1	AAA	84.6	0.7	AAA
Other agency RMBS	119.8	1.9	AAA	160.9	3.5	AAA
Non-agency RMBS	30.2	(12.8)	A-	74.3	(28.4)	AA+
Alternative-A (“Alt-A”) RMBS	24.1	(7.5)	A-	49.2	(29.9)	AA+
Total mortgage-backed securities	$373.9	(17.2)	AA+	$596.2	(86.1)	AA+

ABS:
ABS	$27.0	0.4	AA	$59.3	(15.1)	AA+
Alt-A ABS	-	-	-	0.9	-	B
Sub-prime ABS[2]	-	-	-	1.2	(0.2)	A
Total ABS	$27.0	0.4	AA	$61.4	(15.3)	AA

1U.S. government includes corporate securities fully guaranteed by the FDIC.
2We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at December 31, 2009:

December 31, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio[1]:
U.S. government obligations	$146.0	144.8	1.2	5.6	6.8	AAA
State and municipal obligations	1,210.8	1,201.4	9.4	33.9	43.3	AA
Corporate securities	107.5	98.8	8.7	(6.0)	2.7	A-
MBS	242.8	236.4	6.4	(17.6)	(11.2)	AA+
ABS	33.1	29.0	4.1	(6.0)	(1.9)	AA-
Total HTM portfolio	$1,740.2	1,710.4	29.8	9.9	39.7	AA+

State and Municipal Obligations:
General obligations	$301.5	300.8	0.7	14.7	15.4	AA+
Special revenue obligations	909.3	900.6	8.7	19.2	27.9	AA
Total state and municipal obligations	$1,210.8	1,201.4	9.4	33.9	43.3	AA

Corporate Securities:
Financial	$35.4	31.8	3.6	(4.0)	(0.4)	A
Industrials	29.1	25.7	3.4	(2.0)	1.4	A-
Utilities	16.5	16.3	0.2	(0.1)	0.1	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.9	0.7	0.5	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$107.5	98.8	8.7	(6.0)	2.7	A-

Mortgage-backed Securities:
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.8	3.8	-	0.1	0.1	AAA
Non-agency CMBS	77.6	74.4	3.2	(18.9)	(15.7)	AA+
Government guaranteed agency RMBS	4.2	3.9	0.3	(0.2)	0.1	AAA
Other agency RMBS	140.2	137.7	2.5	2.5	5.0	AAA
Non-agency RMBS	5.9	5.8	0.1	(1.1)	(1.0)	AAA
Total mortgage-backed securities	$242.8	236.4	6.4	(17.6)	(11.2)	AA+

ABS:
ABS	$30.2	27.0	3.2	(5.1)	(1.9)	AA
Alt-A ABS	1.8	1.0	0.8	(0.5)	0.3	CC
Sub-prime ABS[2]	1.1	1.0	0.1	(0.4)	(0.3)	A
Total ABS	$33.1	29.0	4.1	(6.0)	(1.9)	AA-

1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of December 31, 2009:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
MBIA Inc.	$264,165	AA-	A+
Assured Guaranty	221,100	AA+	AA
Financial Guaranty Insurance Company	140,412	AA-	AA-
Ambac Financial Group, Inc.	114,842	AA-	AA-
Other	8,125	AA+	A
Total	$748,644	AA	AA-

To manage and mitigate exposure, we perform analyses on mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows under various economic and default scenarios, as well as other information that aids in determination of the health of the underlying assets. We also consider overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at December 31, 2009:

State Exposures of Municipal Bonds	General	Special	Fair	Average Credit
($ in thousands)	Obligation	Revenue	Value	Quality

Texas	$116,803	86,326	203,129	AA+
Washington	47,639	47,562	95,201	AA+
Florida	531	88,971	89,502	AA-
Arizona	6,802	73,605	80,407	AA+
New York	-	78,112	78,112	AA+
Illinois	21,151	43,898	65,049	AA+
Ohio	21,495	39,318	60,813	AA+
Colorado	34,668	22,595	57,263	AA
Minnesota	41,131	15,707	56,838	AA+
Other	209,696	528,732	738,428	AA+
	$499,916	1,024,826	1,524,742	AA+
Advanced refunded/escrowed to maturity bonds	24,236	41,617	65,853	AA+
Total	524,152	1,066,443	$1,590,595	AA+

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

December 31, 2009 ($ in thousands)	Market Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$210,931	21%	AA
Water and Sewer	188,944	18%	AA+
Electric	113,707	11%	AA
Total Essential Services	513,582	50%	AA+

Education	151,690	15%	AA+
Special Tax	127,798	12%	AA
Housing	119,157	12%	AA+
Other:
Leasing	45,273	4%	AA
Hospital	20,847	2%	AA-
Other	46,479	5%	AA-
Total Other	112,599	11%	AA-
Total Special Revenue Bonds	$1,024,826	100%	AA+

Essential Services
A large portion of our special revenue bond portfolio is, by design, invested in sectors that are conventionally deemed as “essential services” and thus are not considered cyclical in nature. The essential services category (as reflected in the above table) is comprised of transportation, water and sewer, and electric.

Education
The education portion of the portfolio includes higher education as well as state-wide university systems – both of which are not cyclical in nature.

Special Tax
This group includes special revenue bonds with a wide range of attributes. However, similar to other revenue bonds, these are backed by a dedicated lien on a tax or other revenue repayment source.

Housing
Despite the turmoil in the housing sector, these bonds continue to be highly rated, much of it with the support of U.S. Housing Agencies. The need for affordable housing continues to grow, especially in light of current delinquencies and defaults, and as such, political support for these programs remains high. These attributes, when combined, tend to mute this sector’s cyclicality.

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

Equity Price Risk
Our equity securities are classified as available for sale.  Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices.  We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry.  The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2009:

	Change in Equity Values in Percent
($ in millions)	-30%	-20%	-10%	0%	10%	20%	30%
Fair value of AFS equity portfolio	56,185	64,211	72,238	80,264	88,290	96,317	104,343
Fair value change	(24,079)	(16,053)	(8,026)	-	8,026	16,053	24,079

In addition to our equity securities, we invest in certain other investments that are also subject to price risk.  Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate.  As of December 31, 2009, these types of investments represented 4% of our total invested assets and 14% of our stockholders’ equity.  These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective.  The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities.  Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments.  Each of these general partners are required to determine fair value by the price obtainable for the sale of the interest at the time of determination.  Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations which could lead to significant decreases in their fair value from one reporting period to the next.  Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5, “Investments” in Item 8.”Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt. As of December 31, 2009, the Parent had outstanding long-term debt of $274.6 million that mature as shown on the following table:
		2009
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
8.87% Senior Notes Series B	2010	$12,300	$12,300
7.25% Senior Notes	2034	49,900	49,505
6.70% Senior Notes	2035	99,406	90,525
7.50% Junior Subordinated Notes	2066	100,000	83,680
Borrowings from FHLBI	2014	13,000	13,000
Total notes payable		$274,606	$249,010

The weighted average effective interest rate for the Parent's outstanding long-term debt is 7.01%. The Parent is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt. During the third quarter of 2009, the Parent terminated its previously existing line of credit and entered into a new syndicated line of credit agreement on August 25, 2009.  This new $30 million line of credit is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent and Branch Banking and Trust Company and allows us to increase our borrowings to $50 million with the approval of both lending parties.  We continue to monitor current news regarding the banking industry in general, and our lending partners in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  The Parent did not access the facility during 2009 and, as such, at December 31, 2009, no balances were outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 and Note 5. to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2010

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2009	2008
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carry value
(fair value: $1,740,211 – 2009; $1,178 – 2008)	$1,710,403	1,163
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $1,616,456 – 2009; $3,123,346 – 2008)	1,635,869	3,034,278
Equity securities, available-for-sale – at fair value
(cost of: $64,390 – 2009; $125,947 – 2008)	80,264	132,131
Short-term investments (at cost which approximates fair value)	213,848	198,111
Equity securities, trading – at fair value	-	2,569
Other investments	140,667	172,057
Total investments (Note 5)	3,781,051	3,540,309
Cash	811	3,606
Interest and dividends due or accrued	34,651	36,538
Premiums receivable, net of allowance for uncollectible
accounts of: $5,880 – 2009; $4,237 – 2008	446,577	480,894
Reinsurance recoverable on paid losses and loss expenses	4,408	6,513
Reinsurance recoverable on unpaid losses and loss expenses (Note 8)	271,610	224,192
Prepaid reinsurance premiums (Note 8)	105,522	96,617
Current federal income tax (Note 15)	17,662	26,593
Deferred federal income tax (Note 15)	111,038	150,759
Property and Equipment – at cost, net of accumulated
depreciation and amortization of: $141,251 – 2009; $129,333 – 2008	46,287	51,580
Deferred policy acquisition costs (Note 2j)	218,601	212,319
Goodwill (Note 2k, 12)	7,849	7,849
Assets of discontinued operations (Note 13)	-	56,468
Other assets	68,760	51,319
Total assets	$5,114,827	4,945,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses (Note 9)	$2,342,919	2,256,329
Reserve for loss expenses (Note 9)	402,880	384,644
Unearned premiums	844,847	844,334
Notes payable (Note 10)	274,606	273,878
Commissions payable	49,237	48,560
Accrued salaries and benefits	103,802	118,422
Liabilities of discontinued operations (Note 13)	-	34,138
Other liabilities	94,161	94,758
Total liabilities	$4,112,452	4,055,063

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issue or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000 (Note 11)
Issued: 95,822,959 – 2009; 95,263,508 – 2008	191,646	190,527
Additional paid-in capital	231,933	217,195
Retained earnings	1,138,978	1,128,149
Accumulated other comprehensive loss (Note 6)	(12,460)	(100,666)
Treasury stock – at cost (shares: 42,578,779 – 2009; 42,386,921 – 2008)	(547,722)	(544,712)
Total stockholders’ equity (Note 11)	1,002,375	890,493
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$5,114,827	4,945,556
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
December 31,
($ in thousands, except share amounts)	2009	2008	2007
Revenues:
Net premiums written	$1,422,655	1,492,738	1,562,450
Net decrease (increase) in unearned premiums and prepaid reinsurance premiums	8,392	11,449	(37,561)
Net premiums earned	1,431,047	1,504,187	1,524,889
Net investment income earned	118,471	131,032	174,144
Net realized (losses) gains:
Net realized investment gains	9,446	3,648	38,244
Other-than-temporary impairments	(64,184)	(53,100)	(4,890)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	8,768	-	-
Total net realized (losses) gains	(45,970)	(49,452)	33,354
Other income	10,470	4,172	6,928
Total revenues	1,514,018	1,589,939	1,739,315

Expenses:
Losses incurred	798,363	845,656	829,524
Loss expenses incurred	173,542	165,888	168,288
Policy acquisition costs	457,424	485,702	491,235
Dividends to policyholders	3,640	5,211	7,202
Interest expense	19,386	20,508	23,795
Other expenses	22,477	26,807	30,507
Total expenses	1,474,832	1,549,772	1,550,551

Income from continuing operations, before federal income tax	39,186	40,167	188,764

Federal income tax (benefit) expense:
Current	3,585	21,995	42,557
Deferred	(9,057)	(25,929)	2,571
Total federal income tax (benefit) expense	(5,472)	(3,934)	45,128

Net income from continuing operations	44,658	44,101	143,636

(Loss) income from discontinued operations, net of tax of $(4,042) – 2009;
$(438) – 2008; $1,132 – 2007	(7,086)	(343)	2,862
Loss on disposal of discontinued operations, net of tax of $(631) – 2009	(1,174)	-	-
Total discontinued operations, net of tax	(8,260)	(343)	2,862

Net income	36,398	43,758	146,498

Earnings per share:
Basic net income from continuing operations	0.84	0.85	2.75
Basic net (loss) income from discontinued operations	(0.15)	(0.01)	0.05
Basic net income	$0.69	0.84	2.80

Diluted net income from continuing operations	$0.83	0.83	2.54
Diluted net (loss) income from discontinued operations	(0.15)	(0.01)	0.05
Diluted net income	0.68	0.82	2.59

Dividends to stockholders	$0.52	0.52	0.49

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2009		2008		2007
Common stock:
Beginning of year	$190,527		189,306		183,124
Dividend reinvestment plan
(shares: 123,880 – 2009; 81,200 – 2008;
78,762 – 2007)	248		162		158
Convertible debentures
(shares: 45,759 – 2008; 2,074,067 – 2007)	-		92		4,148
Stock purchase and compensation plans
(shares: 435,571 – 2009; 483,619 – 2008;
937,835 –2007)	871		967		1,876
End of year	191,646		190,527		189,306

Additional paid-in capital:
Beginning of year	217,195		192,627		153,246
Dividend reinvestment plan	1,514		1,677		1,708
Convertible debentures	-		645		9,806
Stock purchase and compensation plans	13,224		22,246		27,867
End of year	231,933		217,195		192,627

Retained earnings:
Beginning of year	1,128,149		1,105,946		986,017
Cumulative-effect adjustment due to fair value election
under ASC 825, net of deferred income tax effect of $3,344	-		6,210		-
Cumulative-effect adjustment due to adoption of other-
than-temporary impairment guidance under ASC 320,
net of deferred income tax effect of $1,282	2,380		-		-
Net income	36,398	36,398	43,758	43,758	146,498	146,498
Cash dividends to stockholders ($0.52 per share – 2009;
$0.52 per share – 2008; and $0.49 per share – 2007)	(27,949)		(27,765)		(26,569)
End of year	1,138,978		1,128,149		1,105,946

Accumulated other comprehensive (loss) income:
Beginning of year	(100,666)		86,043		100,601
Cumulative-effect adjustment due to fair value election
under ASC 825, net of deferred income tax effect of
$(3,344)	-		(6,210)		-
Cumulative-effect adjustment due to adoption of other-
than-temporary impairment guidance under ASC 320,
net of deferred income tax effect of $(1,282)	(2,380)		-		-
Other comprehensive income (loss), increase (decrease) in:
Unrealized (losses) gains on investment securities:
Non-credit portion of other-than-temporary
impairment losses recognized in other
comprehensive income, net of deferred income tax
effect of $(3,030)	(5,629)		-		-
Other net unrealized gains (losses) on investment
securities, net of deferred income tax effect of
$49,637 – 2009; $(76,831) – 2008;
and $(10,925) – 2007	92,183		(142,685)		(20,289)
Total unrealized gains (losses) on investment
securities	86,554	86,554	(142,685)	(142,685)	(20,289)	(20,289)
Defined benefit pension plans, net of deferred income
tax effect of: $2,171 – 2009; $(20,362) – 2008;
$3,086 – 2007	4,032	4,032	(37,814)	(37,814)	5,731	5,731
End of year	(12,460)		(100,666)		86,043
Comprehensive income (loss)		126,984		(136,741)		131,940

Treasury stock:
Beginning of year	(544,712)		(497,879)		(345,761)
Acquisition of treasury stock
(shares: 191,858 – 2009; 2,039,027 – 2008;
6,057,920 – 2007)	(3,010)		(46,833)		(152,118)
End of year	(547,722)		(544,712)		(497,879)
Total stockholders’ equity	$1,002,375		890,493		1,076,043

The Company also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands, except share amounts)	2009	2008	2007
Operating Activities
Net Income	$36,398	43,758	146,498

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,593	28,552	29,139
Loss on disposal of discontinued operations	1,174	-	-
Stock-based compensation expense	11,036	17,215	20,992
Undistributed losses (income) of equity method investments	21,726	13,753	(4,281)
Net realized losses (gains)	45,970	49,452	(33,354)
Postretirement life curtailment benefit	(4,217)	-	-
Deferred tax (benefit) expense	(9,057)	(26,665)	3,214
Unrealized (gain) loss on trading securities	(262)	8,129	-
Goodwill impairment on discontinued operations	12,214	4,000	-

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	58,514	102,100	227,749
(Decrease) increase in unearned premiums, net of prepaid reinsurance and advance premiums	(8,028)	(10,766)	38,346
Decrease (increase) in net federal income tax recoverable	5,339	(22,092)	(3,767)
Decrease (increase) in premiums receivable	34,317	15,469	(37,911)
(Increase) decrease in deferred policy acquisition costs	(6,282)	14,115	(8,331)
Decrease (increase) in interest and dividends due or accrued	1,918	(431)	(1,331)
Decrease (increase) in reinsurance recoverable on paid losses and loss expenses	2,105	916	(2,736)
Decrease in accrued salaries and benefits	(15,020)	(3,100)	(3,266)
Increase (decrease) in accrued insurance expenses	2,240	(15,880)	6,370
Purchase of trading securities	-	(6,587)	-
Sale of trading securities	2,831	21,002	-
Other-net	6,050	8,233	8,957
Net adjustments	191,161	197,415	239,790
Net cash provided by operating activities	227,559	241,173	386,288

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	(158,827)	-	-
Purchase of fixed maturity securities, available-for-sale	(1,041,277)	(587,430)	(580,864)
Purchase of equity securities, available-for-sale	(79,455)	(70,651)	(148,569)
Purchase of other investments	(16,298)	(53,089)	(80,147)
Purchase of short-term investments	(1,956,164)	(2,204,107)	(2,198,362)
Sale of subsidiary	(12,538)	-	-
Sale of fixed maturity securities, held-to-maturity	5,820	-	-
Sale of fixed maturity securities, available-for-sale	538,769	152,655	102,613
Sale of short-term investments	1,940,427	2,196,162	2,205,194
Redemption and maturities of fixed maturity securities, held-to-maturity	282,310	4,652	4,051
Redemption and maturities of fixed maturity securities, available-for-sale	122,403	294,342	319,118
Sale of equity securities, available-for-sale	137,244	102,313	187,259
Proceeds from other investments	25,596	26,164	40,115
Purchase of property and equipment	(8,207)	(8,083)	(14,511)
Net cash used in investment activities	(220,197)	(147,072)	(164,103)

Financing Activities
Dividends to stockholders	(26,296)	(25,804)	(24,464)
Acquisition of treasury stock	(3,010)	(46,833)	(152,118)
Principal payment of notes payable	(12,300)	(12,300)	(18,300)
Proceeds from borrowings	13,000	-	-
Net proceeds from stock purchase and compensation plans	4,612	8,222	8,609
Excess tax benefits from share-based payment arrangements	(1,200)	1,628	3,484
Borrowings under line of credit agreement	-	-	6,000
Repayment of borrowings under line of credit agreement	-	-	(6,000)
Principal payments of convertible bonds	-	(8,754)	(37,456)
Net cash used in financing activities	(25,194)	(83,841)	(220,245)
Net (decrease) increase in cash and cash equivalents	(17,832)	10,260	1,940
Net (decrease) increase in cash and cash equivalents from discontinued operations	(15,037)	8,619	921
Net (decrease) increase in cash from continuing operations	(2,795)	1,641	1,019
Cash from continuing operations, beginning of year	3,606	1,965	946
Cash from continuing operations, end of year	$811	3,606	1,965

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007

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

We classify our business into two operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.; and
•	Investments

These segments reflect a change from our historical segments of:  Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and human resource administration outsourcing (“HR Outsourcing”)):
•
In the process of periodically reviewing our operating segments, we reclassified our Flood operations in the first quarter of 2009 to be included within our Insurance Operations segment, reflecting the way we are now managing this business.  We believe this change better enables investors to view us the way our management views our operations.

•
During the fourth quarter of 2009 we disposed of Selective HR Solutions, Inc. (“Selective HR”), which comprised our HR Outsourcing segment, causing the elimination of this operating segment.  See Note 13. “Discontinued Operations” for additional information.

Our revised segments are reflected throughout this report for all periods presented.

Note 2. Summary of Significant Accounting Policies

(a) Principles of Consolidation
The accompanying consolidated financial statements ("Financial Statements") include the accounts we have prepared in conformity with:  (i) U.S. generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  All significant intercompany accounts and transactions are eliminated in consolidation.

(b) Use of Estimates
The preparation of our Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

(c) Reclassifications
Certain amounts in our prior years' consolidated financial statements and related notes have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

(d) Investments
Fixed maturity securities may include bonds, redeemable preferred stocks, and mortgage and asset-backed securities.  Fixed maturity securities classified as available-for-sale are reported at fair value.  Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either:  (i) amortized cost; or (ii) market value at date of transfer into the HTM category, adjusted for subsequent amortization.  The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts over the expected life of the security using the effective interest method.  Premiums and discounts arising from the purchase of mortgage-backed securities are amortized over the expected life of the security based on future principal payments, and considering prepayments.  These prepayments are estimated based upon historical and projected cash flows.  Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations.  Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions.  Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income.  The carrying value of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary.  See the discussion below on realized investment gains and losses for a description of the accounting for impairments.  Unrealized gains and losses on fixed maturities classified as available-for-sale, net of tax are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as available-for-sale, may include common stocks and non-redeemable preferred stocks and are carried at fair value.  Dividend income on these securities is included in "Net investment income earned."  The associated unrealized gains and losses, net of tax are included in AOCI.  The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary.  See the discussion below on realized investment gains and losses for a description of the accounting for impairments.  Certain equity securities managed by an external portfolio manager that were disposed of in 2009, were classified as trading securities.  Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, other debt issues purchased with a maturity of less than one year, and variable rate demand notes.  These investments are carried at cost, which approximates fair value.  The associated income is included in "Net investment income earned."

Other investments may include alternative investments and other miscellaneous securities.  Alternative investments are accounted for using the equity method.  Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned."  Investments in other miscellaneous securities are generally carried at estimated fair value, because our interests are so minor that we exercise virtually no influence over operating and financial policies of the investees.  Our distributed share of net income from other miscellaneous investments is included in "Net investment income earned."  Any changes in estimated fair value associated with these other miscellaneous investments are recorded as an unrealized gain or loss, of which these items, net of tax, are included in AOCI.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income.  Also included in realized gains and losses are the other-than-temporary impairment ("OTTI") charges recognized in earnings, which are discussed below.

When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of an available-for-sale (“AFS”) security is temporary, we record the decline as an unrealized loss in AOCI.  Temporary declines in the value of a HTM security are not recognized in the financial statements.  Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Maturity Securities and Short-Term Investments
Our evaluation for OTTI of a fixed maturity security or a short-term investment includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluations of projected cash flows under various economic and default scenarios;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Prior to April 1, 2009, when the decline in fair value below amortized cost of a fixed maturity security was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to income as a realized loss.  A decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.  Effective April 1, 2009 with the adoption of revised OTTI accounting guidance, see Note 3., unless we have the intent to sell, or it is more likely than not that we may be required to sell, a fixed maturity security, an other-than-temporary impairment is only recognized as a realized loss to the extent it is credit related.  If there is a decline in fair value below amortized cost on a fixed maturity security that we intend to sell or, more-likely-than-not, may be required to sell, the impairment is considered other than temporary, and the security is written down to fair value with the amount of the write-down charged to earnings as a component of realized losses.

In order to determine if an impairment is other than temporary, we perform impairment assessments for our fixed maturity portfolio including, but not limited to commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), collateralized debt obligations (“CDOs”), and corporate debt securities.  This assessment takes into consideration the length of time for which the security has been in an unrealized loss position, but primarily focuses on an evaluation of future cash flows, which involve subjective judgments and estimates determined by management including:  performance of the underlying collateral under various economic and default scenarios, the nature and realizable value of such collateral, and the ability of the security to make scheduled payments.

For structured securities, including CMBS, RMBS, ABS, and CDOs, we project the future cash flows using various expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

Based on these projections, we determine expected recovery values to be generated by the collateral for each security.  Prior to April 1, 2009, if these projections indicated an other-than-temporary impairment, the shortfall between the amortized cost of the security and the fair value was charged to earnings as a component of realized losses.  Subsequent to April 1, 2009, if these projections indicate an impairment, we perform a discounted cash flow analysis to determine the present value of future cash flows to be generated by the underlying collateral of the security.  Additionally, we perform a discounted cash flow analysis on all previously other-than-temporarily impaired securities and all structured securities that are not of high-credit quality at the date of purchase.

Any shortfall in the expected present value of the future cash flows, based on the discounted cash flow analysis, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered as a “non-credit impairment.”  Credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to OCI as a component of unrealized losses.

Discounted Cash Flow Assumptions
The discount rate we use in this present value calculation is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition.  For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

We use a conditional default rate assumption in the present value calculation to estimate future defaults.  The conditional default rate is the proportion of all loans outstanding in a security at the beginning of a time period that is expected to default during that period.  Our assumption of this rate takes into consideration the uncertainty of future defaults as well as whether or not these securities have experienced significant cumulative losses or delinquencies to date.  We use the conditional default rates used during our initial evaluation for each security as a reference point, but we may ultimately use rates at more elevated levels in the discounted cash flow analysis in order to determine our best estimate of the present value of future cash flows.

Conditional default rate assumptions apply at the total collateral pool level held in the securitization trust.  Generally, collateral conditional default rates will “ramp-up” over time as the collateral seasons, the performance begins to weaken and losses begin to surface.  As time passes, depending on the collateral type and vintage, losses will peak and performance will begin to improve as weaker borrowers are removed from the pool through delinquency resolutions.  In the later years of a collateral pool’s life, performance is generally materially better as the resulting favorable selection of the portfolio improves the overall quality and performance.  While “ramped up” assumptions are sometimes used in our discounted cash flow analysis of our CMBS portfolio, we typically apply a more conservative approach and do not apply a “ramp” of our conditional default rate assumptions in our initial evaluations.  Instead, we assume the cash flows for the next period will experience defaults at the higher end of the range and then remain at that level for the life of the position, due to the current uncertainty surrounding the magnitude of potential future defaults on CMBS.

We use a loan loss severity assumption in our discounted cash flow analysis that is applied at the loan level of the collateral pool.  The loan loss severity assumptions represent the estimated percentage loss on the loan-to-value exposure for a particular security.  If the current loan-to-value ratio of a security is not available, we assume a 50% loan loss severity.  However, certain of the securities have lower current loan-to-value ratios, which in our opinion results in a severity assumption of 50% being overly conservative.  Where we have current loan-to-value information and the loan-to-value ratio is lower than 80%, we adjust the severity assumption to reflect the fact that the loan-to-value ratio is lower.

For purposes of our initial evaluations, the loan loss severity assumption is held constant and is derived in either one of two ways:
(i)	Applying an estimated loss on exposure percentage to the current loan-to-value ratio of a particular security; or
(ii)	Using an assumed 50% in those instances where current loan-to-value ratios were not available at the time of our assessment.

Equity Securities
Evaluation for OTTI of an equity security includes, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•
The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations, coupled with our intention to hold the securities in the near-term;

•	The recent income or loss of the issuer;
•	The independent auditors' report on the issuer's recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Rating agency announcements;
•	The length of time and the extent to which the fair value has been less than its cost; and
•	Our expectation of when the cost of the security will be recovered.

If there is a decline in fair value on an equity security that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment to its fair value and record the charge through earnings as a component of realized losses.

Other Investments
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

If there is a decline in fair value on an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment and record the charge through earnings as a component of realized losses.

(e) Fair Values of Financial Instruments
Assets
The fair values of our investment portfolio are generated using various valuation techniques and are placed into the fair value hierarchy considering the following:  (i) the highest priority is given to quoted prices in active markets for identical assets (Level 1); (ii) the next highest priority is given to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets (Level 2); and (iii) the lowest priority is given to unobservable inputs supported by little or no market activity and that reflect our assumptions about the exit price, including assumptions that market participants would use in pricing the asset (Level 3).  An asset’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

The techniques used to value our investment portfolio are as follows:
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

•
For the majority of our fixed maturity portfolio, approximately 98%, we also utilize a market approach, using primarily matrix pricing models prepared by external pricing services.  Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded.  We utilize up to two pricing services in order to obtain prices on our fixed maturity portfolio.  As a matter of policy, we consistently use one of the pricing services as our primary source and we use the second pricing service in certain circumstances where prices were not available from the primary pricing service.  We validate the prices utilized for reasonableness in one of two ways:  (i) randomly sampling the population and verifying the price to a separate third party source; or (ii) analytically validating the entire portfolio against a third pricing service.  Historically, we have not experienced significant variances in prices and therefore we have consistently used either our primary or secondary pricing service.  These prices are typically Level 2 in the fair value hierarchy.

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

•
Our investments in other miscellaneous securities are generally accounted for at fair value based on net asset value and included in Level 2 in the fair value hierarchy.  Investments in tax credits are carried under the effective interest method of accounting.

Liabilities
The techniques used to value our notes payable are as follows:
•
The fair values of the 1.6155% Senior Convertible Notes due September 24, 2032, the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•	The fair value of the 8.87% Senior Notes due May 4, 2010 is estimated to be its carrying value due to its maturity being approximately 120 days from the balance sheet date.

•
The fair value of our borrowing from the Federal Home Loan Bank of Indianapolis (“FHLBI”) is estimated to be its carrying value due to the close proximity to December 31, 2009 when the borrowing took place.

See Note 7. “Fair Value Measurements” for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts
We estimate an allowance for doubtful accounts on our premiums receivable.  This allowance is based on historical write-off percentages adjusted for the effects of current and anticipated trends.

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments.  The cost resulting from all share-based payment transactions are recognized in the consolidated financial statements, based on the fair value of both equity and liability awards.  The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period.  Both the fair value of equity and liability awards is recognized over the requisite service period.  The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility.  The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares/units expected to be issued at the end of the performance period.

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

We regularly conduct reviews for potential premium deficiencies at a level consistent with that used for our segment reporting in that we group our policies at the Insurance Operations level, considering the following:
•	Our marketing efforts for all of our product lines within our Insurance Operations revolve around independent agencies and their touch points with our shared customers, the policyholders.
•
We service our agency distribution channel through our field model, which includes agency management specialists, loss control representatives, claim management specialists and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency.

•
We measure the profitability of our business at the Insurance Operations level, which is evident in, among other items, the structure of our incentive compensation programs.  We measure the profitability of our agents and calculate their compensation based on overall insurance results and all of our employees, including senior management, are incented based on overall insurance results.

There were no premium deficiencies for any of the reported years as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses for our Insurance Operations segment did not exceed the related unearned premium and anticipated investment income.  The investment yields assumed in the premium deficiency assessment for each reporting period, which are based upon our actual average investment yield before tax as of the calculation date on September 30, were 2.9% for 2009, 4.1% for 2008, and 4.6% for 2007.  Deferred policy acquisition costs amortized to expense were $428.6 million for 2009, $454.8 million for 2008, and $460.2 million for 2007.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities.  Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Goodwill is allocated to the reporting units for the purposes of the impairment test.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are made up of both case reserves and reserves for claims incurred but not yet reported ("IBNR").  Case reserves result from claims that have been reported to our seven insurance subsidiaries (the "Insurance Subsidiaries") and are estimated at the amount of ultimate payment.  IBNR reserves are established based on generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss adjustment expense reserves in establishing IBNR.

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

Reserves are reviewed for adequacy on a periodic basis.  As part of the periodic review, we consider the range of possible loss and loss expense reserves, determined at the beginning of the year, in evaluating reserve adequacy.  When reviewing reserves, we analyze historical data and estimate the impact of various factors such as:  (i) per claim information; (ii) our and the industry's historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  However, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.  Based upon such reviews, we believe that the estimated reserves for losses and loss expenses are adequate to cover the ultimate cost of claims.  The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed.

(m) Revenue Recognition
The Insurance Subsidiaries' net premiums written include direct insurance policy writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded.  Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method.  Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

(p) Leases
We have various operating leases for office space and equipment.  Rental expense for such leases is recorded on a straight-line basis over the lease term.  If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in "Other liabilities" as deferred rent in the Consolidated Balance Sheets.

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. generally accepted accounting principles.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  We evaluate these key assumptions annually.  Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.  The discount rate enables us to state expected future cash flows at their present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.

Note 3. Adoption of Accounting Pronouncements
In June 2007, the Financial Accounting Standards Board ("FASB") issued guidance under Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, which was formerly referred to as EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11").  This guidance requires that the tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital.  This guidance was effective on a prospective basis beginning with dividends declared in fiscal years beginning after December 15, 2007, and we adopted it in the first quarter of 2008.  The adoption of the guidance did not have a material impact on our results of operations or financial condition.

In February 2008, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which was formerly referred to as FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  This guidance delayed the previously issued fair value guidance until January 1, 2009 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  The adoption of this guidance did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued guidance under ASC 944, Financial Services – Insurance (“ASC 944”), which was formerly referred to as FASB Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.  This guidance applies to financial guarantee insurance and reinsurance contracts that are:  (i) issued by enterprises that are included within the scope of ASC 944; and (ii) not accounted for as derivative instruments.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued guidance under ASC 470, Debt, which was formerly referred to as FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This guidance applies to convertible debt instruments that, by their stated terms, may be completely or partially settled in cash (or other assets) upon conversion, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, Derivatives and Hedging.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our financial condition or results of operations for any period presented.

In June 2008, the FASB issued guidance under ASC 260, Earnings Per Share, which was formerly referred to as FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This guidance addresses the treatment of unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents in the calculation of earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this guidance did not have a material impact on our calculation of earnings per share for any period presented.

In December 2008, the FASB issued guidance under ASC 715, Compensation – Retirement Benefits, which was formerly referred to as FSP FAS 132(R)-1, an amendment to FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Post-retirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance requires employers of public and nonpublic entities to disclose more information about the following:
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

•	Fair-value measurements, and the fair-value techniques and inputs used to measure plan assets (i.e.: Level 1, 2 & 3); and
•	Significant concentrations of risk within plan assets.
The disclosure requirements are effective for years ending after December 15, 2009.  We have included the required disclosures in Note 16. “Retirement Plans” of this Form 10-K.

In January 2009, FASB issued OTTI guidance under ASC 325 Investments, pertaining to structured securities that were not of high-credit quality at the date of purchase.  Under the previously existing guidance for these securities, a company was required to use market participant assumptions about future cash flows.  This requirement could not be overcome by management's judgment as to the probability of collecting all projected cash flows.  This guidance amends this requirement in that companies are not required to place exclusive reliance on market participant assumptions about future cash flows and instead management is permitted to use reasonable judgment when considering the probability of collection of all future cash flows due in determining whether an OTTI charge exists.  This guidance, which was effective for reporting periods ending after December 15, 2008, did not have a material impact on our operations.

In April 2009, the FASB issued guidance under ASC 820, which was formerly referred to as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This guidance addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity.  Under this guidance, if the reporting entity has determined that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions may be needed.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and our adoption on April 1, 2009 did not have a material impact on our financial condition or results of operations.  We have included the required disclosures in the following notes to the consolidated financial statements where applicable.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities, which was formerly referred to as FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This guidance introduces the concept of credit and non-credit OTTI charges on fixed maturity securities.  Under this guidance, when an OTTI of a fixed maturity security has occurred, the amount of the OTTI charge recognized in earnings depends on whether a company:  (i) intends to sell the security; or (ii) will more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date.  For impairments of fixed maturity securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its projected net present value of future cash flows (referred to as the “credit impairment”).  Any difference between the fair value and the projected net present value of future cash flows at the impairment measurement date is recorded in OCI (referred to as the “non-credit impairment”).  Prior to our adoption of this guidance on April 1, 2009, an OTTI recognized in earnings for fixed maturity securities was equal to the total difference between its amortized cost and fair value at the time of impairment.  We were also required to analyze securities held as of the adoption date which have had past OTTI charges in order to quantify a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI upon adoption.  This cumulative effect adjustment amounted to $2.4 million, net of deferred tax, which decreased AOCI and increased retained earnings.  Also upon adoption, we increased the amortized cost of these securities by $3.7 million, representing non-credit related impairments recognized in earnings prior to the adoption of this guidance.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  See Note 5. “Investments” for information regarding our credit and non-credit OTTI charges.  In addition, we have included the required disclosures in the notes to the consolidated financial statements where applicable.

In April 2009, the FASB issued guidance under ASC 825, Financial Instruments, which was formerly referred to as FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to provide guidance on additional disclosures surrounding fair value of financial instruments required when a publicly traded company issues financial information for interim reporting periods.  The disclosure requirements are effective for interim reporting periods ending after June 15, 2009.  We have included the required disclosures of this guidance for interim reporting purposes.

In June 2009, the FASB issued an update to ASC 855, Subsequent Events, which was formerly referred to as FASB Statement of Financial Accounting Standards No. 165, Subsequent Events.  Under this guidance, we are required to disclose that we have analyzed subsequent events through February 24, 2010, the date on which these Financial Statements are issued.  Requirements concerning the accounting and disclosure of subsequent events under this guidance are not significantly different from those contained in existing auditing standards and, as a result, our adoption of the guidance did not have a material impact on our financial condition or results of operations

In June 2009, the FASB issued guidance under ASC 105, Generally Accepted Accounting Principles, which was formerly referred to as FASB Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.  This guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities.  The Codification supercedes all existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under authority of federal security laws remain authoritative GAAP for SEC registrants.  This guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As the Codification did not change existing GAAP, the adoption did not have an impact on our financial condition or results of operations.

In August 2009, the FASB issued ASC Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, which provides guidance on the fair value measurement of liabilities that are traded as assets in the marketplace (i.e. debt obligations).  In circumstances in which the quoted price in an active market is not available for an identical liability, a company should measure fair value using one or more of the following valuation techniques:  (i) quoted price of the identical liability when traded as an asset; (ii) quoted prices for similar liabilities when traded as an asset; or (iii) a valuation technique that is based on the amount that the company would pay or receive to transfer an identical liability.  This guidance was effective for the first reporting period beginning after August 26, 2009.  The adoption did not have a material impact on our financial condition or results of operations.

In September 2009, the FASB issued ASC Update 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).  This update provides guidance in estimating the fair value of a company’s investments in investment companies when the investment does not have a readily determinable fair value.  It permits the use of the investment’s net asset value as a practical expedient to determine fair value.  This guidance also required additional disclosure of the attributes of these investments such as:  (i) the nature of any restrictions on the reporting entity’s ability to redeem its investment; (ii) unfunded commitments; and (iii) investment strategies of the investees.  This guidance is effective for periods ending after December 15, 2009.  The adoption did not have a material impact on our financial condition or results of operations.

Pronouncements to be effective in the future
In December 2009, the FASB issued ASC Update 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity” (“SPE”); (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material impact on our financial condition or results of operations.

In December 2009, the FASB issued ASC Update 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material impact on our financial condition or results of operations.

NOTE 4. Statement of Cash Flows
Cash paid or received during the year for interest and federal income taxes, as well as non-cash financing activities, was as follows for the years ended 2009, 2008, and 2007:

($ in thousands)	2009	2008	2007
Cash paid (received) during the period for:
Interest	$19,462	20,647	25,311
Federal income tax	(1,000)	42,750	43,809

Supplemental schedule of non-cash financing transactions:
Conversion of convertible debentures	-	169	12,066

NOTE 5. Investments
(a) Net unrealized gains (losses) on investments included in other comprehensive income (loss) by asset class are as follows:

($ in thousands)	2009	2008	2007
AFS securities:
Fixed maturity securities	$19,413	(89,068)	23,634
Equity securities	15,874	6,184	114,315
Other investments	-	(1,478)	6,758
Total AFS securities	35,287	(84,362)	144,707

HTM securities:
Fixed maturity securities	9,849	-	-
Total HTM securities	9,849	-	-

Total net unrealized gains (losses)	45,136	(84,362)	144,707
Deferred income tax (expense) benefit	(15,797)	29,527	(50,647)
Net unrealized gains (losses), net of deferred income tax	$29,339	(54,835)	94,060
Unrealized adjustments not in other comprehensive income:
Cumulative effect adjustment due to adoption of OTTI accounting
guidance, net of deferred income tax	2,380	-	-
Cumulative effect adjustment due to adoption of fair value option, net of tax	-	6,210	-
Net unrealized gains (losses), in other comprehensive income, net of deferred income tax	$31,719	(48,625)	94,060

Increase (decrease) in net unrealized gains (losses) in other comprehensive income, net of deferred income tax	$86,554	(142,685)	(20,289)

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

2009		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$139,278	5,555	144,833	1,694	(549)	145,978
Obligations of state and political
subdivisions	1,167,461	33,951	1,201,412	14,833	(5,450)	1,210,795
Corporate securities	104,854	(6,028)	98,826	9,665	(913)	107,578
Asset-backed securities (“ABS”)	35,025	(6,042)	28,983	4,195	(82)	33,096
Commercial mortgage-backed
securities (“CMBS”)[1]	107,812	(18,836)	88,976	7,132	(3,658)	92,450
Residential mortgage-backed
securities (“RMBS”)[2]	146,124	1,249	147,373	3,153	(212)	150,314
Total HTM fixed maturity securities	$1,700,554	9,849	1,710,403	40,672	(10,864)	1,740,211

1 CMBS includes government guaranteed agency securities with a carrying value of $10.8 million.
2 RMBS includes government guaranteed agency securities with a carrying value of $3.9 million.

2008		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$1,146	-	1,146	71	(58)	1,159
Mortgage-backed securities (“MBS”)	17	-	17	2	-	19
Total HTM fixed maturity securities	$1,163	-	1,163	73	(58)	1,178
The increase in our HTM securities in 2009 was primarily attributable to a $1.9 billion transfer of previously designated AFS securities to a HTM designation in the first quarter of 2009.  We reassess the classification designation of each security we hold at each balance sheet date.  The reclassification of these securities was permitted because we determined that we have the ability and the intent to hold these securities as an investment until maturity or call.  We transferred these previously designated AFS securities to a HTM designation to preserve capital.  Upon transfer from AFS to HTM, the difference between par value and fair value at the date of transfer is reflected as an unrealized gain or loss that is amortized as a yield adjustment over the expected life of the security.  These unrealized gains or losses are reflected in AOCI on the Consolidated Balance Sheet, net of subsequent amortization.

Unrecognized holding gains/losses of HTM securities are not reflected in the financial statements, as they represent market value fluctuations from the later of:  (i) the date of security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.5 years as of December 31, 2009.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

2009
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$473,750	2,994	(1,210)	475,534
Obligations of states and political subdivisions	359,517	20,419	(137)	379,799
Corporate securities	365,500	15,330	(1,246)	379,584
ABS	26,638	466	(57)	27,047
CMBS[2]	93,514	1,746	(637)	94,623
RMBS[3]	297,537	2,457	(20,712)	279,282
AFS fixed maturity securities	1,616,456	43,412	(23,999)	1,635,869
AFS equity securities	64,390	16,484	(610)	80,264
Total AFS securities	$1,680,846	59,896	(24,609)	1,716,133

1 U.S. government includes corporate securities fully guaranteed by the FDIC with a fair value of $136.2 million
2 CMBS are made up of government guaranteed agency securities.
3 RMBS includes government guaranteed agency securities with a fair value of $105.2 million.

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

1U.S. government includes corporate securities fully guaranteed by the FDIC with a fair value of $34.3 million.

Unrealized gains/losses represent market value fluctuations from the later of:  (i) the date of security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2009 and December 31, 2008, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2009	Less than 12 months[1]		12 months or longer[1]

($ in thousands)	Fair Value	Unrealized (Losses)[2]	Fair Value	Unrealized (Losses)[2]
AFS securities
U.S. government and government agencies[4]	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	3,960	(40)
CMBS	36,447	(637)	-	-
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months[1]			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized (Losses)[2]	Gains (Losses)[3]	Fair Value	Unrealized (Losses)[2]	Gains (Losses)[3]
HTM securities
U.S. government and government agencies[4]	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	13,343	(4,968)	2,472
CMBS	316	(538)	(190)	22,044	(15,315)	(879)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total	$479,955	(5,847)	500	211,980	(51,479)	6,792

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI guidance in the second quarter 2009 and for securities that were transferred from an AFS to HTM category.
2 Gross unrealized gains/(losses) include non-OTTI unrealized amounts and OTTI losses recognized in AOCI at December 31, 2009.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position at December 31, 2009.
3 Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date of a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security.
4 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2008[1]	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	(Losses)	Value	(Losses)
AFS securities
U.S. government and government agencies[2]	$-	-	-	-
Obligations of states and political subdivisions	354,615	(11,565)	128,130	(8,682)
Corporate securities	162,339	(20,109)	30,087	(10,018)
ABS	42,142	(7,769)	15,336	(7,577)
Agency MBS	2,910	(8)	6,092	(1,241)
Non-agency MBS	178,235	(28,095)	90,937	(65,093)
Total fixed maturity securities	740,241	(67,546)	270,582	(92,611)
Equity securities	61,147	(18,661)	-	-
Other investments	4,528	(1,478)	-	-
Total securities in a temporary unrealized loss position	$805,916	(87,685)	270,582	(92,611)

1 2008 HTM securities are not presented in this table, as their fair value was approximately $1.2 million and therefore not material.
2 U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized losses decreased compared to December 31, 2008, primarily because of the general improvement in the overall marketplace for our fixed maturity portfolio and the reduction in our equity portfolio as discussed below.  As of December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.  At December 31, 2008, 355 fixed maturity securities, 45 equity securities, and one other investment security were in an unrealized loss position.  As of December 31, 2009, the overall Standard and Poor’s credit quality rating of our fixed maturity securities was “AA+” and these securities are performing according to their contractual terms.

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” above.  In determining the loss severity applied within the scenarios, we use a current, or estimated, loan-to-value ratio multiplied by an estimated 65% loss on that exposure.  We typically use conditional default rates on our CMBS portfolio of 2.5, but these rates may exceed 2.5 based on our judgment regarding the facts surrounding the securities.  Generally the range of the conditional default rate assumptions for our other structured securities is as follows:
•	Alternative-A securities (“Alt-A”) fixed structured securities:	0.50 – 6.00
•	Alt-A hybrid structured securities:	1.00 – 7.00
•	All other fixed structured securities:	0.07 – 1.00
•	All other hybrid structured securities:	0.33 – 1.50

Given the range of conditional default rates assumptions for our Alt-A fixed structured and hybrid structured securities above, the following is a further outline of these assumptions by vintage year:

	Vintage Years
	2004 & Prior	2005	2006
Alt-A fixed structured securities	0.50 – 1.25	1.00 – 3.00	1.00 – 6.00
Alt-A hybrid structured securities	1.00 – 3.00	1.00 – 6.00	3.00 – 7.00

The discussion that follows will focus on fixed maturity securities in an unrealized loss position for more than 12 months, which amounted to $44.3 million.  Specifically, we will focus on the following categories:
•	AFS RMBS with an unrealized/unrecognized loss balance of $20.2 million;
•	HTM CMBS with an unrealized/unrecognized loss balance of $16.2 million; and
•	All other fixed maturity securities with an unrealized/unrecognized loss balance of $7.9 million.

AFS RMBS
Unrealized losses on our AFS RMBS that have been in an unrealized loss position for more than 12 months amounted to $20.2 million at December 31, 2009.  These losses can be categorized as follows:
•
$3.8 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with related credit charges.  Prior to impairment, these securities had a decline in fair value of 57%, or $4.4 million, as compared to their amortized cost.

•
$16.4 million in unrealized losses not related to OTTI charges (referred to as “traditional unrealized losses” in the discussion that follows).  These securities had a decline in fair value of 24%, or $16.4 million, as compared to their amortized cost.

Of the $16.4 million in traditional unrealized, $11.3 million, or approximately 70%, related to 10 securities, four of which were Alt-A securities with a related unrealized balance of $6.1 million.  The weighted average life of these 10 securities was two years at December 31, 2009 and all principal and interest payments have been received to date.  The evaluations performed utilized the following assumptions:
•	Loss severities that generally ranged from approximately 35% to 49% with a weighted average of 45%;
•	Loan-to-value ratios that generally ranged from 54% to 75%, with a weighted average of 70%;
•	Conditional default rates that generally ranged from 1.0 to 1.3 for those securities that were not Alt-As; and
•	Conditional default rates that generally ranged from 3.0 to 7.0 for Alt-A securities, with a weighted average of 6.2.

Under all scenarios performed, these securities did not indicate that the impairment is other than temporary.

HTM CMBS
Unrealized losses on our HTM CMBS that have been in a loss position for more than 12 months amounted to $16.2 million at December 31, 2009.  These losses can be categorized as follows:
•
$7.1 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with related credit charges.  Prior to impairment, these securities had a decline in fair value of 78%, or $19.1 million, as compared to their amortized cost.

•
$9.1 million in unrealized/unrecognized losses not related to OTTI charges (referred to as “traditional unrealized losses” in the discussion that follows).  These securities had a decline in fair value of 35%, as compared to their amortized cost.

Of the $9.1 million in traditional unrealized losses, $6.8 million, or 75%, related to three securities.  The weighted average remaining contractual life of these securities was approximately two years as of December 31, 2009, and all scheduled principal and interest payments have been received to date.  The evaluations performed used the following assumptions:
•	Loss severities that generally ranged from approximately 24% to 55% with a weighted average of 30%;
•	Loan-to-value ratios with a weighted average of 37%; and
•	Conditional default rates of 3.0.

As a comparison, recent industry publications indicated a weighted average historical conditional default rate of 0.9 for CMBS, which is based on vintage years dating back to the mid-1990’s.

Under all scenarios performed, the underlying cash flows did not indicate that the impairment is other than temporary.

All Other Securities
The remaining $7.9 million of unrealized/unrecognized losses was comprised of 66 securities with fair values that were, on average, 95% of their amortized costs.  Given the number of securities and the close proximity of amortized cost and fair value, we have concluded that these securities are not other-than-temporarily impaired under our OTTI policy.

Based on the above, coupled with the fact that we do not have the intent to sell any of the securities discussed above, nor do we believe we will be required to sell these securities, we have concluded that they are not other-than-temporarily impaired as of December 31, 2009.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed-maturity securities at December 31, 2009, by contractual maturity are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at December 31, 2009:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$246,802	249,351
Due after one year through five years	825,613	847,803
Due after five years through 10 years	611,042	614,723
Due after 10 years through 15 years	21,731	23,265
Due after 15 years	5,215	5,069
Total HTM fixed maturity securities	$1,710,403	1,740,211

Listed below are AFS fixed maturity securities at December 31, 2009:
($ in thousands)	Fair Value
Due in one year or less	$214,399
Due after one year through five years	924,579
Due after five years through 10 years	481,786
Due after 10 years through 15 years	15,105
Total AFS fixed maturity securities	$1,635,869

(f) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:
Other Investments	Carrying Value		2009
	December 31,	December 31,	Remaining
($ in thousands)	2009	2008	Commitment
Alternative Investments
Energy/Power Generation	$32,996	35,839	11,014
Private Equity	21,525	22,846	17,965
Secondary Private Equity	20,936	24,077	25,104
Mezzanine Financing	20,323	23,166	28,619
Distressed Debt	19,201	29,773	4,611
Real Estate	16,856	23,446	13,543
Venture Capital	5,752	5,870	2,000
Total Alternative Investments	137,589	165,017	102,856
Other Securities	3,078	7,040	-
Total Other Investments	$140,667	172,057	102,856

The decrease in other investments of $31.4 million for 2009 compared to 2008 was primarily due to the $21.7 million decrease in the value of our alternative investments, combined with $5.7 million in distributions net of additional investments.  The distributions include the sale of one of our limited partnerships for $12.1 million.  The decrease in value was driven by general volatility in the capital markets and the slowdown of merger and acquisition activity that began in 2008.  As 2009 progressed, the improvements in the credit markets and increasing stability in the financial markets were reflected in our returns on this portfolio, which improved from a $29.4 million loss in the first half of the year to a $7.7 million gain in the second half of the year.

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

The fund of funds component of our distressed debt strategy, which makes up approximately $7.4 million of our distressed debt strategy, encompasses a number of strategies that generally fall into one of the following broad categories:

Distressed Debt Funds – Trading-Focused
These funds focus on buying and selling debt of distressed companies (“Distressed Debt”).

Distressed Debt Funds - Restructuring-Focused
These funds focus on acquiring Distressed Debt with the intent of converting it into equity in a restructuring and taking control of the company.

Special Situations Funds
These funds pursue strategies that seek to take advantage of dislocations or opportunities in the market that are often related to, or are derivatives of, distressed investing.  Special situations are often event-driven and characterized by complexity, market inefficiency, and excess risk premiums.

Private Equity Funds - Turnaround-Focused
These funds are a subset of private equity funds focused on investing in under-performing or distressed companies.  These funds generally create value by acquiring the equity of these companies, in certain cases out of bankruptcy, and effecting operational turnarounds or financial restructuring.

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

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility.  At this time, our alternative investment strategies do not include hedge funds.  We are committed for the full life of each fund and cannot redeem our investment with the general partner.  Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments.  Management does not intend to sell these investments in the secondary market in the near-term.  We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships.  We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios up through 2023.  At December 31, 2009, we have contractual obligations that expire at various dates through 2023 to further invest up to $102.9 million in alternative investments.  There is no certainty that any such additional investment will be required.

(g) The components of net investment income earned were as follows:

($ in thousands)	2009	2008	2007
Fixed maturity securities	$141,882	146,555	140,383
Equity securities, dividend income	2,348	5,603	8,626
Trading securities, change in fair value	262	(8,129)	-
Short-term investments	1,273	4,252	8,563
Other investments	(21,383)	(12,336)	21,828
Investment expenses	(5,911)	(4,913)	(5,256)
Net investments earned	$118,471	131,032	174,144

Net investment income, before tax, decreased to $118.5 million in 2009 from $131.0 million in 2008 due to:  (i) an increase in losses on our alternative investments of $9.1 million; (ii) a decrease in interest income of approximately $7.7 million on our fixed maturity and short-term investment portfolios resulting from lower purchase yields; and (iii) lower dividend income of $3.3 million due to our reduced equity portfolio.  Alternative investment losses, which amounted to $21.7 million on a pre-tax basis, were driven by the unprecedented volatility in the global capital markets that occurred during the second half of 2008 and continued through the first half of 2009.  This volatility resulted in a decline in asset values, of which 57% was attributable to our real estate strategy and 30% was attributable to our private equity/private equity secondary market strategies.  Alternative investment income made a sound recovery in the latter half of 2009 as equity markets rebounded and credit markets eased, in turn allowing the merger and acquisition environment to improve.  These decreases were partially offset by the effect of the elimination of our trading portfolio in the first quarter of 2009.  During 2008, unrealized losses of $8.1 million on the trading portfolio negatively impacted investment income.

The decrease in net investment income of $43.1 million for 2008 compared to 2007 was due to:  (i) decrease returns of $31.9 million on the alternative investment portion of our other investments portfolio; and (ii) $8.1 million of reductions in the fair value of our equity trading portfolio due to the sell off in the equity markets, as well as the collapse in commodity prices in 2008.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Year ended December 31, 2009			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$1,271	-	1,271
ABS	1,190	(1,292)	2,482
CMBS	18,865	7,088	11,777
RMBS	40,751	2,972	37,779
Total fixed maturity securities	62,077	8,768	53,309
Equity Securities	2,107	-	2,107
OTTI losses	$64,184	8,768	55,416

Year ended December 31, 2008			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
Corporate securities	$10,200	-	10,200
ABS	16,420	-	16,420
CMBS	9,725	-	9,725
RMBS	5,357	-	5,357
Total fixed maturity securities	41,702	-	41,702
Equity Securities	6,613	-	6,613
Other	4,785	-	4,785
OTTI losses	$53,100	-	53,100

Year ended December 31, 2007			Recognized in
($ in thousands)	Gross	Included in OCI	earnings
Fixed maturity securities
ABS	$4,890	-	4,890
OTTI losses	$4,890	-	4,890

The following tables sets forth, as of the dates indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	Gross
Balance, March 31, 2009	$-
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	9,395
Addition for the amount related to credit loss for which an OTTI was not previously recognized	10,579
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,718
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, December 31, 2009	$22,692

The following is a discussion surrounding the credit-related OTTI charges taken during 2009 as outlined in the table above:
•
$37.8 million of RMBS credit OTTI charges during 2009.  These charges taken during the year related to securities that experienced reductions in the cash flows of their underlying collateral.  These securities, on average, showed signs of loss at conditional default rates of 0.33 and had declines in fair value of 65% as compared to their amortized cost.  As a result, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•
$11.8 million of CMBS credit OTTI charges during 2009.  These charges taken during the year related to reductions in the related cash flows of the underlying collateral of these securities.  These securities, on average, showed signs of loss at conditional default rates between 2.5 to 3.0 and had declines in fair value of 77% as compared to their amortized cost.  As a result, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•	$2.5 million of ABS credit OTTI charges during 2009. These charges related primarily to two bonds from the same issuer, who is currently in technical default, that were previously written down.

•
$1.3 million of corporate debt credit OTTI charges during 2009.  In assessing corporate debt securities for OTTI, we evaluate, among other things, the issuer’s ability to meet its debt obligations, the value of the company, and, if applicable, the value of specific collateral securing the position.  The charge taken in 2009 was related to a financial institution issuer that was on the verge of bankruptcy at the end of the second quarter of 2009.  This security was sold subsequent to the charge at an additional loss of $1.1 million in the third quarter of 2009.

•
$2.1 million of equity charges during 2009 related to seven equity securities.  These seven securities were comprised of two banks, one bank exchange traded fund, one energy company, a membership warehouse chain of stores, and two healthcare companies.  We believe the share price weakness of these securities is more reflective of general overall financial market conditions, as we are not aware of any significant deterioration in the fundamentals of these four companies.  However, the length of time these securities have been in an unrealized loss position, and the overall distressed trading levels of these stocks make a recovery to our cost basis unlikely in the near term.

(i) The components of net realized (losses) gains, excluding OTTI charges, were as follows:

($ in thousands)	2009	2008	2007
HTM fixed maturity securities
Gains	$225	27	-
Losses	(1,049)	(2)	-
AFS fixed maturity securities
Gains	20,899	1,777	445
Losses	(13,889)	(14,259)	(2,260)
AFS equity securities
Gains	33,355	34,582	50,254
Losses	(28,056)	(14,677)	(9,359)
Other investments
Gains	-	1,356	847
Losses	(2,039)	(5,156)	(1,683)
Total other net realized investment gains (losses)	9,446	3,648	38,244
Total OTTI charges recognized in earnings	(55,416)	(53,100)	(4,890)
Total net realized (losses) gains	$(45,970)	(49,452)	33,354

Proceeds from the sale of AFS securities were $676.0 million during 2009, $255.0 million during 2008, and $289.9 million during 2007.  Of the $13.9 million of realized losses incurred from sales of AFS fixed maturity securities during 2009, $5.8 million was attributable to five securities on which we had taken previous OTTI charges as we had the intention to sell these securities.  Additionally sales of AFS fixed maturity securities that resulted in realized losses were driven by further declines in the issuers’ credit worthiness and liquidity.

In addition to calls and maturities on HTM securities, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million during the second quarter of 2009.  This security had experienced significant deterioration in the issuer’s credit worthiness.

We sold equity securities during 2009 with realized gains of $33.4 million and realized losses of $28.1 million.  This activity included the following:
•
The sale of certain equity securities in the first quarter of 2009, resulting in a net realized loss of approximately $0.2 million, comprised of $19.7 million in realized gains and $19.0 million in realized losses, in an effort to reduce overall portfolio risk.  The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March.  In addition, the Parent's market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believe to be due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter's general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

•
The sale of certain equity securities in the second quarter of 2009.  A.M. Best changed our ratings outlook from "Stable" to "Negative" due, in part, to concerns over the risk in our investment portfolio.  To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.

Note 6. Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for 2009, 2008, and 2007 are as follows:

2009
($ in thousands)	Gross	Tax	Net
Net income	$26,253	(10,145)	36,398
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	102,514	35,880	66,634
Portion of OTTI recognized in OCI	(8,659)	(3,030)	(5,629)
Amortization of net unrealized gains on HTM securities	914	320	594
Reclassification adjustment for losses included in net income	38,392	13,437	24,955
Net unrealized gains	133,161	46,607	86,554
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,824	988	1,836
Reversal of amortization items:
Net actuarial loss	5,274	1,846	3,428
Curtailment gain	(1,387)	(485)	(902)
Prior service credit	(508)	(178)	(330)
Defined benefit pension and post-retirement plans	6,203	2,171	4,032
Comprehensive income	$165,617	38,633	126,984

2008
($ in thousands)	Gross	Tax	Net
Net income	$39,386	(4,372)	43,758
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	(268,993)	(94,148)	(174,845)
Reclassification adjustment for losses included in net income	49,477	17,317	32,160
Net unrealized losses	(219,516)	(76,831)	(142,685)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(60,272)	(21,095)	(39,177)
Prior service credit	1,985	695	1,290
Reversal of amortization items:
Net actuarial loss	136	47	89
Prior service credit	(25)	(9)	(16)
Defined benefit pension and post-retirement plans	(58,176)	(20,362)	(37,814)
Comprehensive loss	$(238,306)	(101,565)	(136,741)

2007
($ in thousands)	Gross	Tax	Net
Net income	$192,758	46,260	146,498
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	2,140	749	1,391
Reclassification adjustment for losses included in net income	(33,354)	(11,674)	(21,680)
Net unrealized losses	(31,214)	(10,925)	(20,289)
Defined benefit pension and post-retirement plans:
Net actuarial gain	8,003	2,801	5,202
Reversal of amortization items:
Net actuarial loss	696	244	452
Prior service cost	118	41	77
Defined benefit pension and post-retirement plans	8,817	3,086	5,731
Comprehensive income	$170,361	38,421	131,940

The balances of and changes in each component of AOCI as of December 31, 2009 are as follows (net of taxes):

2009				Defined
				Benefit
				Pension
	Net Unrealized Gain (Loss)			and Post	Total
	OTTI	HTM	All	Retirement	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2008	$-	-	(54,836)	(45,830)	(100,666)
Adoption of OTTI accounting guidance	(2,380)	-	-	-	(2,380)
2009 comprehensive income	(5,629)	11,937	80,246	4,032	90,586
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)

Note 7. Fair Values Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,710,403	1,740,211	1,163	1,178
AFS	1,635,869	1,635,869	3,034,278	3,034,278
Equity securities:
AFS	80,264	80,264	132,131	132,131
Trading	-	-	2,569	2,569
Short-term investments	213,848	213,848	198,111	198,111
Other securities	-	-	7,040	7,040

Financial Liabilities
Notes payable:[1]
8.87% Senior Notes Series B	12,300	12,300	24,600	25,592
7.25% Senior Notes	49,900	49,505	49,895	42,221
6.70% Senior Notes	99,406	90,525	99,383	72,000
7.50% Junior Notes	100,000	83,680	100,000	59,680
Borrowings from Federal Home Loan Bank
of Indianapolis (“FHLBI”)	13,000	13,000	-	-
Total notes payable	$274,606	249,010	273,878	199,493

1 Our notes payable are subject to certain debt covenants that were met in their entirety in 2009 and 2008.  For further discussion regarding the debt covenants, refer to Note 10, “Indebtedness” in this Form 10-K.

For further discussion regarding the fair value valuation techniques for our financial instruments portfolio, refer to Note 2. “Summary of Significant Accounting Policies” of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2009 and 2008:
December 31, 2009		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$475,534	52,361	423,173	-
Obligations of states and political subdivisions	379,799	-	379,799	-
Corporate securities	379,584	-	379,584	-
ABS	27,047	-	27,047	-
CMBS	94,623	-	94,623	-
RMBS	279,282	-	279,282	-
Total fixed maturity securities	1,635,869	52,361	1,583,508	-
Equity securities	80,264	80,264	-	-
Short-term investments	213,848	213,848	-	-

Measured on a non-recurring basis:
ABS	2,412	-	2,412	-
CMBS	5,400	-	5,400	-
Total assets	$1,937,793	346,473	1,591,320	-

[1] U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2008		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/08	(Level 1)	(Level 2)	(Level 3)
Description
Trading securities:
Equity securities	$2,569	2,569	-	-
AFS securities:
Fixed maturity securities	3,034,278	94,811	2,939,467	-
Equity securities	132,131	132,131	-	-
Short-term investments	198,111	198,111	-	-
Other investments	7,040	-	7,040	-

Measured on a non-recurring basis:
Goodwill	21,788	-	-	21,788
Total assets	$3,395,917	427,622	2,946,507	21,788

As of December 31, 2009, as the result of our OTTI analysis, we impaired approximately $7.8 million of HTM securities down to fair value, which are typically not carried at fair value.  These securities consisted of:  (i) one ABS security, fair valued at $2.4 million; and (ii) six CMBS, fair valued at $5.4 million.  All of these fair values were determined using Level 2 pricing.

Certain assets are measured at fair value on a nonrecurring basis.  Due to the economic deterioration that occurred during 2008 and 2009 in the U.S., our near-term financial projections for our HR Outsourcing reporting unit were not sufficient to support its carrying value during the fourth quarter of 2008.  As a result, a pre-tax goodwill impairment loss of $4.0 million was recognized for this reporting unit, which is included in “Loss from discontinued operations, net of tax” in our Consolidated Statements of Income.  Fair value was determined using various inputs including, but not limited to expected present value of future cash flows, comparison to similar companies, and market multiples.

Fair Value Option Election
On January 1, 2008, we adopted the Fair Value Option of ASC Topic 825.  This topic provides companies with an option to report selected financial assets and liabilities at fair value (“fair value option”).  We elected to apply the fair value option to certain securities that were being managed by an external manager at the time of adoption.  The securities for which we elected the fair value option were previously held as AFS securities and were classified as trading securities as of December 31, 2008.  As of December 31, 2009, we no longer hold equities classified as trading securities.

The following table provides information regarding the reclassification and corresponding cumulative-effect adjustment on retained earnings resulting from the initial application of this topic for this portfolio:
	Pre-Adoption	Impact of	Post-Adoption
	Carrying/Fair	Fair Value	Carrying/Fair
	Value at	Election	Value at
($ in thousands)	January 1, 2008	Adoption	January 1, 2008
Equity securities:
Available-for-sale securities	$274,705	(25,113)	249,592
Trading securities	-	25,113	25,113
Total equity securities	$274,705	-	274,705

		Accumulated
		Other
	Retained	Comprehensive
($ in thousands)	Earnings	Income	Total
Beginning balance at January 1, 2008	$1,105,946	86,043	1,191,989
Pre-tax cumulative effect of adoption of fair value option	9,554	(9,554)	-
Deferred tax impact	(3,344)	3,344	-
Adjusted beginning balance at January 1, 2008	$1,112,156	79,833	1,191,989

Note 8. Reinsurance
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

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet our contractual obligations.  We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.  On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings and other relevant factors to determine collectability of reinsurance recoverables.  The allowance for reinsurance recoverables on paid and unpaid losses and loss expenses was $2.5 million at both December 31, 2009 and December 31, 2008.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2009		As of December 31, 2008
($ in thousands)		% of Net		% of Net
	Reinsurance	Unsecured	Reinsurance	Unsecured
	Balances	Reinsurance	Balances	Reinsurance

Total Reinsurance Recoverables	$276,018		$230,705
Total Prepaid Reinsurance Premiums	105,522		96,617
Less: Collateral[1]	(59,885)		(52,167)
Net Unsecured Reinsurance Balances	321,655		275,155

Federal and State Pools[2]:
NJ Unsatisfied Claim Judgment Fund	65,347	20%	60,716	22%
National Flood Insurance Program (“NFIP”)	119,245	37	111,466	41
Other	5,695	2	6,081	2
Total Federal and State Pools	190,287	59	178,263	65

Remaining Unsecured Reinsurance	131,368	41	96,892	35

Hannover Ruckversicherungs AG (A.M. Best Rated “A”)	28,273	9	17,283	6
Munich Re Group (A.M. Best Rated “A+”)	28,659	9	22,083	8
Swiss Re Group (A.M. Best Rated “A”)	21,915	7	16,336	6
All other reinsurers	52,521	16	41,190	15
Total	$131,368	41%	$96,892	35%

[1] Includes letters of credit, trust funds, and funds withheld.
[2] Considered to have minimal risk of default.
Note: Some amounts may not foot due to rounding

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

($ in thousands)	2009	2008	2007
Premiums written:
Direct	$1,657,142	1,702,147	1,736,740
Assumed	22,784	22,463	30,018
Ceded	(257,271)	(231,872)	(204,308)
Net	$1,422,655	1,492,738	1,562,450

Premiums earned:
Direct	$1,657,911	1,694,510	1,685,167
Assumed	21,501	27,115	31,783
Ceded	(248,365)	(217,438)	(192,061)
Net	$1,431,047	1,504,187	1,524,889

Losses and loss expenses incurred:
Direct	$1,065,594	1,113,416	1,084,541
Assumed	14,794	17,852	22,595
Ceded	(108,483)	(119,724)	(109,324)
Net	$971,905	1,011,544	997,812

Assumed premiums written remained flat in 2009 compared to 2008 and decreased in 2008 compared to 2007 primarily due to reduction in mandatory and voluntary pool assumptions.  Assumed premiums earned decreased in 2009 compared to 2008 and in 2008 compared to 2007, reflecting the assumed premiums written changes mentioned above.  Assumed losses decreased in each period primarily due to a reduction in mandatory pool assumptions.

The fluctuation in ceded premium (written and earned) and ceded losses were primarily attributable charges in our Flood book of business, which is 100% ceded to the NFIP.  The associated amounts are as follows:

($ in thousands)	2009	2008	2007
Ceded premiums written	$(178,934)	(166,649)	(143,404)
Ceded premiums earned	(171,941)	(153,883)	(132,041)
Ceded losses and loss expenses incurred	(35,597)	(91,257)	(51,032)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2009	2008	2007
Gross reserves for losses and loss expenses, at beginning of year	$2,640,973	2,542,547	2,288,770
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	224,192	227,801	199,738
Net reserves for losses and loss expenses, at beginning of year	2,416,781	2,314,746	2,089,032
Incurred losses and loss expenses for claims occurring in the:
Current year	1,001,333	1,030,852	1,016,656
Prior years	(29,428)	(19,308)	(18,844)
Total incurred losses and loss expenses	971,905	1,011,544	997,812
Paid losses and loss expenses for claims occurring in the:
Current year	330,006	330,158	302,727
Prior years	584,491	579,351	469,371
Total paid losses and loss expenses	914,497	909,509	772,098
Net reserves for losses and loss expenses, at end of year	2,474,189	2,416,781	2,314,746
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	271,610	224,192	227,801
Gross reserves for losses and loss expenses at end of year	$2,745,799	2,640,973	2,542,547

The net loss and loss expense reserves increased by $57.4 million in 2009, $102.0 million in 2008, and $225.7 million in 2007.  The loss reserves include anticipated recoveries for salvage and subrogation claims, which amounted to $58.8 million for 2009, $55.9 million for 2008, and $52.3 million in 2007.  The changes in the net loss and loss expense reserves were the result of growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses.  As additional information is collected in the loss settlement process, reserves are adjusted accordingly.  These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized.  These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2009, we experienced favorable loss development of approximately $29 million, which was primarily driven by favorable loss development in accident years 2007 and prior, which was partially offset by unfavorable loss development in accident year 2008 of $29 million.  The main driver of this development was favorable prior year development in our workers compensation, commercial automobile and general liability lines of business.  Workers compensation experienced favorable prior year development of approximately $11 million primarily driven by favorable development of $36 million in accident years 2005 to 2007 reflecting the on-going impact from a series of improvement strategies for this line in recent years, partially offset by adverse development of approximately $22 million due to higher than expected severity in accident year 2008.  Commercial automobile experienced favorable development of approximately $10 million driven by lower than anticipated severity emergence primarily in accident year 2007.  General liability experienced favorable development of approximately $8 million driven by favorable loss emergence for accident years 2004 through 2007, partially offset by adverse development in our products/completed operations business.

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

At December 31, 2009, our reserves for environmental claims amounted to $50.5 million on a gross basis (including case reserves of $16.5 million and IBNR reserves of $34.0 million) and $41.6 million on a net basis (including case reserves of $11.4 million and IBNR reserves of $30.2 million).  There are a total of 1,366 environmental claims.  Of these, 1,136 are asbestos related, of which 440 are with 27 insureds in the wholesale and/or retail of plumbing, electrical, and other building supplies with related case reserves of $1.1 million.  In addition, 647 asbestos claims are with one insured, an asbestos gasket manufacturer with related case reserves of $0.9 million.  During 2009, 1,030 asbestos claims were closed, which accounted for approximately $0.1 million of the total asbestos paid of $0.8 million.  The total case reserves for asbestos related claims amounted to $2.9 million on a gross basis and $2.3 million on a net basis.  About 51 of the total environmental claims involve nine landfill sites.  The landfill sites account for case reserves of $8.1 million on a gross and $4.0 million on a net basis, and include reserves for several sites that are currently listed on the National Priorities List.  The remaining claims, which account for $5.5 million of case reserves on a gross and $5.0 million on a net basis, involve leaking underground heating oil storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

	2009
($ in millions)	Gross	Net
Asbestos	$11.1	9.2
Landfill sites	21.6	16.3
Other[1]	17.8	16.1
Total	$50.5	41.6

1 Consists of leaking underground storage tanks, and other latent environmental exposures.

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

The following table provides a roll forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2009		2008		2007
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$14,269	12,969	14,955	13,655	14,164	12,863
Incurred losses and loss expenses	(2,418)	(2,930)	672	579	1,943	1,845
Less: losses and loss expenses paid	(795)	(795)	(1,358)	(1,265)	(1,152)	(1,053)
Reserves for losses and loss expenses at the end of year	$11,056	9,244	14,269	12,969	14,955	13,655

Non-Asbestos
Reserves for losses and loss expenses at beginning of year	$37,246	31,124	43,741	37,716	36,547	33,615
Incurred losses and loss expenses	8,115	6,405	3,222	2,754	10,496	7,128
Less: losses and loss expenses paid	(5,943)	(5,171)	(9,717)	(9,346)	(3,302)	(3,027)
Reserves for losses and loss expenses at the end of year	$39,418	32,358	37,246	31,124	43,741	37,716

Total Environmental Claims
Reserves for losses and loss expenses at beginning of year	$51,515	44,093	58,696	51,371	50,711	46,478
Incurred losses and loss expenses	5,697	3,475	3,894	3,333	12,439	8,973
Less: losses and loss expenses paid	(6,738)	(5,966)	(11,075)	(10,611)	(4,454)	(4,080)
Reserves for losses and loss expenses at the end of year	$50,474	41,602	51,515	44,093	58,696	51,371

Note 10. Indebtedness

(a) Notes Payable
(1) On September 25, 2006, we issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 ("Junior Notes").  The Junior Notes will pay interest, subject to our right to defer interest payments for up to 10 years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066.  On or after September 26, 2011, the Junior Notes may be called at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest.  The net proceeds of $96.8 million from the issuance were used for general corporate purposes.  There are no attached financial debt covenants to which we are required to comply in regards to the Junior Notes.

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

(4) On May 4, 2000, we entered into a $61.5 million note purchase agreement with various private lenders covering the 8.87% Senior Notes.  We have paid $49.2 million in principal to date, in addition to accrued interest thereon, for these notes.  The final principal payment of $12.3 million is due on May 4, 2010.  The unpaid principal amount of the 8.87% Senior Notes, which was $12.3 million at December 31, 2009 and $24.6 million at December 31, 2008, accrues interest and is payable semiannually on May 4 and November 4 of each year, until the principal is paid in full.  The agreements covering these notes contain a standard default cross-acceleration provision that provides the 8.87% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal, the election of directors to the Board, or a mandatory repurchase of any other debt instrument in excess of $1 million which we have outstanding concurrently with the 8.87% Senior Notes.  In addition to the above cross-acceleration provision covenants, the note purchase agreement covering the 8.87% Senior Notes also contains financial debt covenants that are reviewed quarterly.  They include, but are not limited to, a limitation on indebtedness, restricted ability to declare dividends, and net worth maintenance.  All of the covenants were met during 2009 and 2008.  At December 31, 2009, the amount available for dividends to stockholders under such restrictions was $303.6 million.

(5) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment is $0.7 million and this investment provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates.  All borrowings from FHLBI are required to be secured by certain investments.  On December 15, 2009, the Indiana Subsidiaries borrowed $9 million and $4 million, respectively, from the FHLBI.  The unpaid principal amount accrues interest of 2.9% and is paid on the 15th of every month.  The principal amount is due on December 15, 2014.

The funds borrowed by the Indiana Subsidiaries have been loaned to the Parent as of December 31, 2009 and are being used for general corporate purposes.

(b) Short-Term Debt
During the third quarter of 2009, the Parent terminated its previously existing line of credit and entered into a new syndicated line of credit agreement on August 25, 2009.  This new $30 million line of credit is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent and Branch Banking and Trust Company (“Line of Credit”) and allows us to increase our borrowings to $50 million with the approval of both lending parties.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of December 31, 2009.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

As of December 31, 2009	Required as of December 31, 2009	Actual as of December 31, 2009
Consolidated net worth	$777 million	$1.0 billion
Statutory Surplus	not less than $700 million	$982 million
Debt-to-capitalization ratio	Not to exceed 30%	21.5%
A.M. Best financial strength rating	Minimum of A-	A+

In addition to the above requirements, the syndicated line of credit agreement contains a cross-default provision that provides that the line of credit will be in default if we fail to comply with any condition, covenant or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $10.0 million), which causes, or permits, the acceleration of principal.

Note 11. Stockholders' Equity
As of December 31, 2009, we had 10.8 million shares reserved for various stock compensation and purchase plans, retirement plans and dividend reinvestment plans.  As part of our ongoing capital management strategy, we repurchase the Parent's stock from time-to-time.  The following table provides information regarding the purchase of the Parent's common stock during the 2007-2009 reporting periods:

($ in thousands)
	Shares Purchased	Cost of Shares Purchased
	in Connection with	in Connection with	Shares Purchased	Cost of Shares Purchased
	Restricted Stock Vestings	Restricted Stock Vestings	as Part of Publicly	as Part of Publicly
Period	And Stock Option Exercises	And Stock Option Exercises	Announced Plans or Programs	Announced Plans or Programs
2009	191,858	$3,010	-	$-
2008	268,493	$6,290	1,770,534	$40,543
2007	354,456	$8,813	5,703,464	$143,305

Our previously-authorized stock repurchase program expired on July 26, 2009.

On January 30, 2007, the Board of Directors (the "Board") of the Parent declared a two-for-one stock split of the Parent's common stock, par value $2.00 per share in the form of a share dividend of one additional share of the Parent's common stock for each outstanding share of the Parent's common stock issued by us (the "Share Dividend").  The Share Dividend was paid on February 20, 2007 to shareholders of record as of the close of business on February 13, 2007.

Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.  Restrictions on the ability of the Insurance Subsidiaries to pay dividends, without alternative liquidity options, could materially affect our ability to pay dividends on common stock.  The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled:  New Jersey, New York, Indiana, or Maine.  Based on the unaudited 2009 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2010 are as follows:

($ in millions)
Selective Insurance Company of America	$48.9
Selective Way Insurance Company	20.0
Selective Insurance Company of South Carolina	10.2
Selective Insurance Company of the Southeast	6.9
Selective Insurance Company of New York	7.3
Selective Insurance Company of New England	1.3
Selective Auto Insurance Company of New Jersey	6.4
Total	$101.0

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of the approval of a request for an extraordinary dividend.  In each such jurisdiction, domestic insurers are prohibited from paying "extraordinary dividends" without approval of the insurance commissioner of the respective state.  Additionally, New Jersey and Indiana require notice of the declaration of any ordinary or extraordinary dividend distribution.  During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate for our financial needs.

Note 12. Segment Information
We have classified our operations into two segments, the disaggregated results of which are reported to and used by senior management to manage our operations:
•
Insurance Operations, which is evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios; and

•	Investments, which is evaluated based on net investment income and net realized gains and losses.

Our Insurance Operations are subject to certain geographic concentration.  Approximately 27% of net premiums written are related to insurance policies written in New Jersey.

Our commercial and personal lines property and casualty insurance products are sold through independent insurance agents.

As discussed in Note 1. “Organization,” we revised our segments as follows in 2009:
•	During the first quarter of 2009, we realigned our Flood operations to be part of our Insurance Operations segment, which reflects how senior management evaluates our results.
•
During the fourth quarter of 2009, we disposed of Selective HR, which comprised our HR Outsourcing segment.  The results of Selective HR operations are included in “Loss from discontinued operations, net of tax” in our Consolidated Statements of Income.  See Note 13. “Discontinued Operations” for additional information on the disposal.

We do not aggregate any of our operating segments.  All historical data presented has been restated to reflect our current operating segments.  Our goodwill balance for our operating segments was $7.8 million at December 31, 2009 and December 31, 2008 related to our Insurance Operations segment.  The goodwill balance for our discontinued operation was $21.8 million at December 31, 2008 and is reflected in “Assets from discontinued operations” on the Consolidated Balance Sheets.  See Note 13. “Discontinued Operations” for information regarding the goodwill impairment charge recognized in 2009.

We also provide services to each other in the normal course of business.  These transactions, including transactions with our discontinued operations, Selective HR, totaled $9.0 million in 2009, $13.8 million in 2008, and $17.8 million in 2007.  These transactions were eliminated in all consolidated statements.  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from continuing operations by segment
Years ended December 31,
($ in thousands)	2009	2008	2007
Insurance Operations:
Net premiums earned:
Commercial automobile	$300,562	307,388	315,259
Workers compensation	263,490	308,618	325,636
General liability	362,479	396,066	410,024
Commercial property	197,665	196,189	190,681
Business owners’ policies	62,638	57,858	52,677
Bonds	18,455	18,831	19,036
Other	9,663	9,294	8,272
Total Commercial Lines	1,214,952	1,294,244	1,321,585
Personal automobile	133,320	132,845	132,944
Homeowners	73,076	68,088	62,280
Other	9,699	9,010	8,080
Total Personal Lines	216,095	209,943	203,304
Total net premiums earned	1,431,047	1,504,187	1,524,889
Miscellaneous income	10,440	2,610	5,833
Total Insurance Operations revenues	1,441,487	1,506,797	1,530,722
Investments:
Net investment income	118,471	131,032	174,144
Net realized (losses) gains on investments	(45,970)	(49,452)	33,354
Total investment revenues	72,501	81,580	207,498
Total all segments	1,513,988	1,588,377	1,738,220
Other income	30	1,562	1,095
Total revenues from continuing operations	$1,514,018	1,589,939	1,739,315

Income from continuing operations, before federal income tax
Years ended December 31,
($ in thousands)	2009	2008	2007
Insurance Operations:
Commercial lines underwriting income	$14,388	10,815	46,754
Personal lines underwriting loss	(12,003)	(10,683)	(15,788)
Underwriting income, before federal income tax	2,385	132	30,966
GAAP combined ratio	99.8%	100.0	98.0
Statutory combined ratio	100.5%	99.2	97.5
Investments:
Net investment income	118,471	131,032	174,144
Net realized (losses) gains on investments	(45,970)	(49,452)	33,354
Total investment income, before federal income tax	72,501	81,580	207,498
Total all segments	74,886	81,712	238,464
Interest expense	(19,386)	(20,508)	(23,795)
General corporate and other expenses	(16,314)	(21,037)	(25,905)

Income from continuing operations, before federal income tax	$39,186	40,167	188,764

Note 13. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations.  We sold our interest in Selective HR for proceeds to be received over a 10-year period in the amount of $12.3 million, based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who currently distribute the HR Outsourcing products.  The sale resulted in an after-tax loss of $1.2 million, which is included in discontinued operations on the Consolidated Statements of Income.  Also included in discontinued operations on the Consolidated Statements of Income are $7.1 million and $0.3 million of after-tax losses in 2009 and 2008, respectively and $2.9 million of after-tax profit in 2007, reflecting the results of Selective HR’s operations prior to divestiture.  Included in the 2009 after-tax loss, is the impact of a goodwill impairment charge of $7.9 million, after-tax, recognized in the third quarter of 2009 which was the result of Selective HR’s estimated fair value being not sufficient enough to support its carrying value.

We have reclassified prior period amounts on the consolidated financial statements to present the assets, liabilities, and operating results of Selective HR as a discontinued operation.

Operating results of discontinued operations are as follows:
($ in thousands)	2009	2008	2007
Net revenue	$44,508	53,147	59,109
Pre-tax (loss) profit	(11,128)	(781)	3,994
After-tax (loss) profit	(7,086)	(343)	2,862

Intercompany transactions related to the discontinued operations are as follows:
($ in thousands)	2009	2008	2007
Net revenue	$9,016	12,793	16,713

Assets of discontinued operations are comprised of the following:
($ in thousands)	2008
Cash and cash equivalents	$15,037
Other trade receivables, net of allowance for uncollectible accounts of $164 - 2008	18,922
Property and equipment – at cost, net of accumulated depreciation and amortization of $3,276 - 2008	117
Goodwill	21,788
Other assets	604
Total assets from discontinued operations	$56,468

Liabilities of discontinued operations are comprised of the following:
($ in thousands)	2008
Accrued salaries and benefits	$28,628
Other liabilities	1,286
Current federal income tax	266
Deferred federal income tax	3,958
Total liabilities from discontinued operations	$34,138

Note 14. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share
("EPS") computations of net income for the year ended:

2009	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$44,658	52,630	$0.84
Net loss from discontinued operations	(7,086)	52,630	(0.13)
Net loss on disposal of discontinued operations	(1,174)	52,630	(0.02)
Net income available to common stockholders	$36,398	52,630	$0.69

Effect of dilutive securities:
Restricted stock	-	302
Restricted stock units	-	171
Stock options	-	114
Deferred shares	-	180

Diluted EPS:
Net income from continuing operations	$44,658	53,397	$0.83
Net loss from discontinued operations	(7,086)	53,397	(0.13)
Net loss on disposal of discontinued operations	(1,174)	53,397	(0.02)
Net income available to common stockholders and assumed conversions	$36,398	53,397	$0.68

2008	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$44,101	52,104	$0.85
Net loss from discontinued operations	(343)	52,104	(0.01)
Net income available to common stockholders	$43,758	52,104	$0.84

Effect of dilutive securities:
Restricted stock	-	727
Restricted stock units	-	53
Stock options	-	247
Deferred shares	-	188

Diluted EPS:
Net income from continuing operations	$44,101	53,319	$0.83
Net loss from discontinued operations	(343)	53,319	(0.01)
Net income available to common stockholders and assumed conversions	$43,758	53,319	$0.82

2007	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$143,636	52,382	$2.75
Net income from discontinued operations	2,862	52,382	0.05
Net income available to common stockholders	$146,498	52,382	$2.80

Effect of dilutive securities:
Restricted stock	-	1,158
8.75% convertible subordinated debentures	25	128
4.25% senior convertible notes	1,268	2,931
Stock options	-	385
Deferred shares	-	181

Diluted EPS:
Net income from continuing operations	$144,929	57,165	$2.54
Net income from discontinued operations	2,862	57,165	0.05
Net income available to common stockholders and assumed conversions	$147,791	57,165	$2.59

Note 15. Federal Income Tax
(a) A reconciliation of federal income tax on pre-tax earnings at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2009	2008	2007
Tax at statutory rate of 35%	$13,715	14,058	66,067
Tax-advantaged interest	(18,205)	(18,947)	(19,246)
Dividends received deduction	(513)	(922)	(1,213)
Nonqualified deferred compensation	(721)	1,563	(351)
Other	252	314	(129)
Federal income tax (benefit) expense from continuing operations	$(5,472)	(3,934)	45,128

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2009	2008
Deferred tax assets:
Net loss reserve discounting	$97,655	95,444
Net unearned premiums	51,751	52,297
Employee benefits	27,346	27,556
Long-term incentive compensation plans	8,601	12,347
Unrealized loss on available-for-sale securities	-	29,527
Temporary investment write-downs	10,595	12,811
Other	13,992	9,031
Total deferred tax assets	209,940	239,013

Deferred tax liabilities:
Deferred policy acquisition costs	76,227	74,156
Unrealized gains on available-for-sale securities	13,044	-
Accelerated depreciation and amortization	7,100	8,809
Other	2,531	5,289
Total deferred tax liabilities	98,902	88,254
Net deferred federal income tax asset	$111,038	150,759

Based on our federal tax loss carryback availability, expected levels of pre-tax financial statement income and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability.  As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2009 and 2008.

Stockholders' equity reflects tax benefits related to compensation expense deductions for stock options exercised of $17.4 million at December 31, 2009, $18.6 million at December 31, 2008, and $17.0 million at December 31, 2007.

We have analyzed our deferred tax positions in all open tax years, which as of December 31, 2009 were 2006, 2007 and 2008.  Based on this analysis, we do not have unrecognized tax benefits as of December 31, 2009.  We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation.  In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Federal income tax expense" on our Consolidated Statements of Income.

Note 16. Retirement Plans
(a) Retirement Savings Plan
Selective Insurance Company of America ("SICA") offers a voluntary defined contribution 401(k) retirement savings plan to employees who meet eligibility requirements.  Participants, other than highly compensated employees (“HCEs”) as defined by the IRS can contribute up to 50% of their defined compensation to the Retirement Savings Plan.  SICA limits the contributions of HCEs.  We match 65% of participant contributions up to a maximum of 7% of defined compensation. Effective January 1, 2006, the Selective Insurance Retirement Savings Plan ("Retirement Savings Plan") was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of a date of hire after December 31, 2005, are not eligible for the Retirement Income Plan for Selective Insurance Company of America ("Retirement Income Plan").  For those employees, following one year of service, we match, dollar for dollar, up to 2% of the employee's defined compensation.  In addition, we make non-elective contributions to the Retirement Savings Plan equal to 2% of the employee's defined compensation.  Employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.  Employer contributions plan amounted to $6.0 million in 2009, $6.4 million in 2008, and $5.4 million in 2007.

The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options on a before and/or after-tax basis.  The Parent’s common stock fund had been an investment option but as of March 10, the Parent common stock fund was closed to new contributions.  Shares of the Parent's common stock issued under this plan were 13,983 during 2009, 27,920 during 2008, and 29,214 during 2007.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees (the "Participants") as a method of recognizing and retaining such employees.  The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options.  A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received, including up to: (i) 50% of annual base salary; (ii) 100% of annual bonus; and/or (iii) a percentage of other compensation as otherwise designated by the Administrator of the Deferred Compensation Plan.

In addition to the deferrals elected by the Participants, we may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under our Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan.  We may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion.  No discretionary contributions were made in 2009, 2008, or 2007.  We contributed $0.1 million in 2009, $0.2 million in 2008, and $0.1 million 2007 to the Deferred Compensation Plan.

(c) Retirement Income and Post-retirement Plans
The Retirement Income Plan is a noncontributory defined benefit retirement income plan covering all SICA employees who meet eligibility requirements prior to January 1, 2006.  At such date, the plan was amended to eliminate eligibility for plan participation by employees first hired on or after January 1, 2006.  If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective contributions from SICA under the Retirement Savings Plan as discussed above.

The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of the plan sponsor, may approve from time to time.

The Retirement Income Plan was amended as of July 1, 2002 to provide for different calculations based on service with the company as of that date.  Monthly benefits payable under the Retirement Income Plan and Supplemental Excess Retirement Plan at normal retirement age are computed under the terms of those agreements.  The earliest retirement age is age 55 with 10 years of service or the attainment of 70 points (age plus years of service).  If a participant chooses to begin receiving benefits before their 65th birthday, the amount of their monthly benefit would be reduced in accordance with the provisions of the plan.  At retirement, participants receive monthly pension payments and may choose among four joint and survivor payment options.

Prior to April 1, 2009, SICA provided a life insurance benefit (postretirement benefits) for employees who terminated employment and met the age and service requirements to otherwise be eligible for a benefit under the Retirement Income Plan (“Retirees”).  Retirees who terminated employment with SICA prior to March 31, 2009 are eligible for a maximum life insurance benefit, depending upon the Retiree’s date of termination ranging from $10,000 to $100,000.  On March 31, 2009, SICA eliminated the benefits under the Retirement Life Plan to active employees.  This elimination resulted in a curtailment to the plan, the benefit of which was $4.2 million in the year and was composed of:  (i) a $2.8 million reversal of the Retirement Life Plan liability; and (ii) a $1.4 million reversal of prior service credits and net actuarial losses included in Accumulated Other Comprehensive Loss.

The funded status of these plans was recognized on the Consolidated Balance Sheets for 2009 and 2008, the details of which are as follows:

December 31, 2009	Retirement Income Plan		Post-retirement Plan
($ in thousands)	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation, beginning of year	$180,341	152,252	7,644	8,986
Service cost	7,078	6,966	32	122
Interest cost	10,944	10,039	361	473
Plan amendments	-	-	-	(1,985)
Actuarial losses	6,539	15,352	646	364
Benefits paid	(4,861)	(4,268)	(350)	(316)
Liability gain due to curtailment	-	-	(2,830)	-
Benefit obligation, end of year	$200,041	180,341	5,503	7,644

Change in Fair Value of Assets:
Fair value of assets, beginning year	$117,258	147,995	-	-
Actual return on plan assets, net of expenses	19,223	(32,689)	-	-
Contributions by the employer to funded plans	8,000	6,145	-	-
Contributions by the employer to unfunded plans	129	75	-	-
Benefits paid	(4,861)	(4,268)	-	-
Fair value of assets, end of year	$139,749	117,258	-	-

Funded status	(60,292)	(63,083)	(5,503)	(7,644)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	(60,292)	(63,083)	(5,503)	(7,644)
Net pension liability, end of year	$(60,292)	(63,083)	(5,503)	(7,644)

Amounts Recognized in Accumulated Other
Comprehensive (Loss) Income:
Prior service cost (credit)	$476	626	-	(2,045)
Net actuarial loss	63,185	71,315	646	614
Total	$63,661	71,941	646	(1,431)

Other Information as of December 31:
Accumulated benefit obligation	$171,552	152,744	-	-

Weighted-Average Liability Assumptions as of
December 31:
Discount rate	5.93	6.24%	5.93	6.24
Rate of compensation increase	4.00	4.00%	4.00	4.00

	Retirement Income Plan			Post-retirement Plan
($ in thousands)	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other
Comprehensive Loss (Income):

Net Periodic Benefit Cost:
Service cost	$7,078	6,966	7,454	32	122	317
Interest cost	10,944	10,039	8,963	361	473	495
Expected return on plan assets	(9,214)	(11,867)	(11,092)	-	-	-
Amortization of unrecognized prior service cost (credit)	150	150	150	(44)	(175)	(32)
Amortization of unrecognized actuarial loss	4,660	136	696	-	-	-
Special termination benefits	-	-	900	-	-	100
Curtailment income	-	-	-	(4,217)	-	-
Net periodic cost	13,618	5,424	7,071	(3,868)	420	880

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Loss (Income):
Net actuarial loss (gain)	$(3,470)	59,908	(7,728)	646	364	(275)
Prior service credit	-	-	-	-	(1,985)	-
Reversal of amortization of net actuarial loss	(4,660)	(136)	(696)	(614)	-	-
Reversal of amortization of prior service (cost) credit	(150)	(150)	(150)	2,045	175	32
Total recognized in other comprehensive loss (income)	(8,280)	59,622	(8,574)	2,077	(1446)	(243)

Total recognized in net periodic benefit cost and
other comprehensive loss (income)	$5,338	65,046	(1,503)	(1,791)	(1,026)	637

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

The estimated net actuarial loss and prior service cost for the Retirement Income Plan that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the 2010 fiscal year are $3.7 million and $0.2 million, respectively.

	Retirement Income Plan			Post-retirement Plan
($ in thousands)	2009	2008	2007	2009	2008	2007
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	6.24%	6.50	5.90	6.24	6.50	5.90
Expected return on plan assets	8.00%	8.00	8.00	-	-	-
Rate of compensation increase	4.00%	4.00	4.00	4.00	4.00	4.00

Our measurement date was December 31, 2009 and our expected return on plan assets was 8.0%, which was based primarily on the Retirement Income Plan's long-term historical returns.  Our expected return approximates our actual 7.2% annualized return achieved since plan inception for all plan assets.  We have kept our expected return on plan assets at 8.0% after examining recent market conditions and trends.  In addition to the plan's historical returns, we consider long-term historical rates of return on the respective asset classes.

Our 2009 discount rate used to value the liability is 5.93% for both the Retirement Income Plan and the Post-retirement Plan.  We determined the most appropriate discount rate in comparison to our expected pay out patterns of the plans' obligations.

Plan Assets
Assets of the Retirement Income Plan shall be invested to ensure that principal is preserved and enhanced over time.  In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management.  Our return objective is to meet or exceed the returns of the plan's policy index, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns.  The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments.

The plan's allocated target and ranges by investment categories are as follows:

Investment Category	Target	Range
Equity
Large Capitalization	24%	17% - 31%
Small and Mid Capitalization	10%	6% - 14%
International	10%	6% - 14%

Alternative Investments	27%	20% - 34%

Fixed income
Domestic Core	16%	0% - 21%
Global Emerging Markets	13%	0% - 18%
Liability Driven Investments	12%	0% - 45%

Cash and Short-term Investments	0%	0% - 5%

The fair value of our Retirement Income Plan investments is generated using various valuation techniques.  We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy of equity and fixed maturity securities held in the Retirement Income Plan.  The remaining assets, which primarily consist of investments in limited liability companies and limited partnerships, are carried at fair value based on net asset value.  The majority of the net asset values are reported to us on a one quarter lag.  We assess whether these reported net asset values are indicative of market activity that has occurred since the date of their valuation by the investees by:  (i) reviewing the overall market fluctuation and whether a material impact to our investments' valuation could have occurred; and (ii) routine conversations had with the underlying funds' general partners/managers discussing, among other things, conditions or events having significant impacts to their portfolio assets that have occurred subsequent to the reported date, if any.  The majority of these investments cannot be redeemed with the investee as we are required to hold the investments for the duration of the underlying funds' lives.  As such, these funds have been fair valued using Level 3 inputs as of December 31, 2009 using the net asset value of our ownership interest in partners' capital.  The Retirement Income Plan has one investment in a hedge fund which can be redeemed semi-annually provided a 30 day notification of intent to redeem.  The net asset value is reported to us on a one quarter lag, thus we are unable to redeem these investments at the net asset value reported to us on December 31, 2009.  However, management has determined the time between reporting periods is not significant enough to allow for a drastic change in fair value indications.  As such these funds have been fair valued using Level 2 inputs as of December 31, 2009 using the net asset value of our ownership interest in partners' capital.

The following tables provide quantitative disclosures of our pension plan assets that are measured at fair value on a recurring basis:

December 31, 2009		Fair Value Measurements at 12/31/09 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
Equities:
Large Capitalization	$27,699	18,102	9,597	-
Small and Mid Capitalization	13,139	13,139	-	-
International Equities	12,666	12,666	-	-
Total equity securities:	53,504	43,907	9,597	-
Fixed Income securities:
Domestic Core	26,883	26,883	-	-
Global Emerging Markets	21,490	21,490	-	-
Liability Driven Investment	10,383	10,383	-	-
Total fixed income securities	58,756	58,756	-	-
Alternative Investments:
Equity Long/Short Hedge	1,680	-	1,680
Private Equity	15,691	-	-	15,691
Real Estate	3,073	-	-	3,073
Total Alternative Investments	20,444	-	1,680	18,764
Cash and Short-term Investments	7,045	7,045	-	-
Total assets	$139,749	109,708	11,277	18,764
The following table provides a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

December 31, 2009	Private	Real
($ in thousands)	Equity	Estate

Fair Value, December 31, 2008	$16,378	4,742
Actual return on plan assets:
Related to assets still held at December 31, 2009	(889)	(2,419)
Related to assets sold during 2009	-	-
Purchases, sales, issuances, and settlements (net)	202	750
Transfers in and/or out of Level 3	-	-
Fair Value, December 31, 2009	$15,691	3,073

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2009
	December 31,	December 31,	Remaining
($ in millions)	2009	2008	Amount
Equity Long/Short Hedge	$1.7	15.3	-
Private Equity	15.7	16.4	7.8
Real Estate	3.1	4.7	1.2
Total Alternative Investments	$20.5	36.4	9.0

For a description of our private equity and real estate strategies, refer to Note 5. Investments.  Our Equity Long/Short Hedge strategy invests opportunistically in equities and equity-related instruments in companies generally in the financial services sector.  Investments within this strategy are permitted to be sold short in order to:  (i) prospectively benefit from a correction in overvalued equities; and (ii) partially hedge portfolio assets due to the strategy’s heavy weighting toward the financial sector.

At this time, the Retirement Income Plan’s alternative investment portfolio includes one hedge fund.  Redemption from this investment is permitted semi-annually on June 30th and December 31st subject to a 30-day notice of intent to redeem.  Management currently does not intend to redeem its investment in this strategy in the near term.  For the remainder of the alternative investments, we are currently committed for the full life of each fund and cannot redeem our investment with the general partner.  Once liquidation is triggered by clauses within the limited partnership agreements or at the funds' stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments.  Management does not intend to sell these investments in the secondary market in the near term.  At December 31, 2009, we have contractual obligations that expire at various dates through 2022 to further invest up to $9.0 million in alternative investments.  There is no certainty that any such additional investment will be required.  We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships.  We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios up through 2022.

Additionally, the portfolio may not contain  investments in any one security or issuer greater than 5% of the portfolio value, regardless of the number of differing issues, except for U.S. Treasury and agency obligations, as well as sovereign debt issues rated A through AAA.  The use of leverage is prohibited and the fund managers are prohibited from investing in certain types of securities.

The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 is as follows:

	2009	2008
Equities:
Large Capitalization	20%	19
Small and Mid Capitalization	9	7
International	9	8

Fixed income:
Domestic Core	19	20
Global Emerging Markets	15	14
Liability Driven Funds	8

Alternative Investments	15	31
Cash and Short-term Investments	5	1
Total	100%	100

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2009 and 2008.

Contributions
We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2010, none of which represents minimum required contribution amounts.

($ in thousands)	Retirement Income Plan	Post-retirement Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2010	$5,610	324
2011	6,518	343
2012	7,117	351
2013	7,837	360
2014	8,583	368
2015-2019	57,295	1,945

Note 17. Share-Based Payments
The following is a brief description of each of our share-based compensation plans:

2005 Omnibus Stock Plan
The Parent's 2005 Omnibus Stock Plan ("Stock Plan") was adopted and approved by the Board effective as of April 1, 2005, and approved by stockholders on April 27, 2005.  With the Stock Plan's approval, no further grants are available under the:  (i) Parent's Stock Option Plan III, as amended ("Stock Option Plan III"); (ii) Parent's Stock Option Plan for Directors, as amended ("Stock Option Plan for Directors"); or (iii) Parent's Stock Compensation Plan for Non-employee Directors, as amended ("Stock Compensation Plan for Non-employee Directors"), but awards outstanding under these plans and the Stock Option Plan II, under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Under the Stock Plan, the Board's Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan.  Each award granted under the Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Stock Plan.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.  During 2009, we granted, net of forfeitures, 520,011 RSUs, and experienced net restricted stock forfeitures of 7,168 shares.  During 2008, we granted, net of forfeitures, 382,521 RSUs, and experienced net restricted stock forfeitures of 45,240.  During 2007, we granted, net of forfeitures, 478,862 shares of restricted stock.  We also granted options to purchase 313,811 shares during 2009, 191,568 shares during 2008, and 158,435 shares during 2007.  As of December 31, 2009, 2,688,518 shares of the Parent's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under the Stock Plan.

During the vesting period, dividend equivalent units ("DEUs") are earned on the RSUs.  The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.  We accrued 32,088 and 8,667 DEUs in relation to the RSUs granted in 2009 and 2008, respectively.  The DEUs are subject to the same vesting period and conditions set forth in the award agreement for the RSUs.

Cash Incentive Plan
The Parent's Cash Incentive Plan was adopted and approved by the Board effective April 1, 2005 and approved by stockholders on April 27, 2005.  Under the Cash Incentive Plan, the Board's SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Cash Incentive Plan.  The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period.  In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies.  Each award granted under the Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Cash Incentive Plan.  During 2009, we issued, net of forfeitures, 46,349 cash units, 48,890 cash units during 2008, and 38,681 cash units during 2007.

Stock Option Plan II
As of December 31, 2009, 400,742 shares of the Parent's common stock remain available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002.  Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock:  (i) at not less than fair value on the date of grant and (ii) subject to certain vesting periods as determined by the SEBC.  Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant.

During the vesting period, dividends are earned on the restricted shares and held in escrow subject to the same vesting period and conditions set forth in the award agreement.  Effective September 3, 1996, dividends earned on the restricted shares were reinvested in the Parent's common stock at fair value.  We experienced net forfeitures of 679 restricted shares from Dividend Reinvestment Plan (“DRP”) reserves during 2009.  We issued, net of forfeitures, 255 restricted shares from the DRP reserves during 2008 and 539 restricted shares from the DRP reserves during 2007.

Stock Option Plan III
As of December 31, 2009, there were 426,212 shares of the Parent's common stock available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan.  Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock:  (i) at not less than fair value on the date of grant and (ii) subject to certain vesting restrictions determined by the SEBC.  Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan is 10 years from the date of the grant.

We experienced restricted stock forfeitures of 1,924 shares during 2009, 21,532 shares during 2008 and 25,128 shares during 2007.  During the vesting period, dividends earned on restricted shares are reinvested in the Parent's common stock at fair value.  We experienced net forfeitures of 23,285 restricted shares from the DRP reserve during 2009.  We issued, net of forfeitures, 1,017 restricted shares during 2008, and 11,694 restricted shares during 2007 from the DRP reserve.

Stock Option Plan for Directors
As of December 31, 2009, 336,000 shares of the Parent's common stock were available for issuance pursuant to outstanding stock option awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan.  All non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which was on March 1.  Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan-for Non-employee Directors
As of December 31, 2009, there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan.  Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.  We issued 960 shares during 2009.  There were no issuances under this plan in 2008 and 2007.

Employee Stock Purchase Savings Plan
On April 29, 2009, our stockholders’ approved the Employee Stock Purchase plan (2009) (“ESPP”).  This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009.  Under ESPP, there were 1,404,195 shares of the Parent's common stock available for purchase as of December 31, 2009.  The ESPP is available to all employees who meet the plan's eligibility requirements.  The ESPP provides for the issuance of options to purchase shares of common stock.  The purchase price is the lower of:  (i) 85% of the closing market price at the time the option is granted or (ii) 85% of the closing price at the time the option is exercised.  Shares are generally issued on June 30 and December 31 of each year.  Collectively, under the current and prior plans, we issued 190,845 shares to employees during 2009, 134,561 shares during 2008, and 108,062 shares during 2007.

Agent Stock Purchase Plan
On April 26, 2006, our stockholders approved the Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan").  This plan replaced the previous agent purchase plan under which no further purchases could be made as of July 1, 2006.  Under the Agent Plan, there were 2,494,901 shares of common stock available for purchase as of December 31, 2009.  The Agent Plan provides for quarterly offerings in which independent insurance agencies and certain eligible persons associated with the agencies with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred.  Under the Agent Plan, we issued to agents 146,570 shares in 2009, 137,264 shares in 2008 and 157,375 shares in 2007 and charged to expense $0.2 million in 2009, $0.3 million in 2008, and $0.4 million in 2007, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of Shares	Price	Life in Years	($ in thousands)
Outstanding at December 31, 2008	1,158,847	$18.73
Granted 2009	313,811	13.43
Exercised 2009	57,757	8.87
Forfeited or expired 2009	33,551	20.41

Outstanding at December 31, 2009	1,381,350	$17.90	5.70	$2,982
Exercisable at December 31, 2009	1,028,709	$18.63	4.62	$2,126

The total intrinsic value of options exercised was $0.4 million during December 31, 2009, $2.8 million during December 31, 2008, and $1.9 million during December 31, 2007.

A summary of the restricted stock and RSU transactions under our share-based payment plans is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Unvested restricted stock and RSU awards at January 1, 2009	1,120,033	$24.67
Granted 2009	528,942	14.22
Vested 2009	508,476	24.59
Forfeited 2009	18,023	22.14

Unvested restricted stock and RSU awards at December 31, 2009	1,122,476	$19.83

As of December 31, 2009, total unrecognized compensation cost related to non-vested restricted stock and RSU awards granted under our stock plans was $4.7 million.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  The total fair value of restricted stock and RSU vested was $7.9 million for 2009, $14.2 million for 2008, and $22.7 million for 2007.  In connection with the restricted stock vestings, the total fair value of the DRP shares that also vested was $0.6 million during 2008 and $1.1 million during 2007.

At December 31, 2009, the liability recorded in connection with our Cash Incentive Plan was $6.0 million.  The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid.  A Monte Carlo simulation is performed to determine the fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect our performance on specified indicators as compared to targeted peer companies.  The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.5 years.  During 2009, the cash incentive payment made was $7.0 million.  In 2008 and 2007, no cash incentive unit payments were made.

In determining expense to be recorded for stock options granted under our share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model ("Black Scholes").  The following are the significant assumptions used in applying Black Scholes:  (i) risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) expected term, which is based on historical experience of similar awards; (iii) dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) expected volatility, which is based on the volatility of the Parent's stock price over a historical period comparable to the expected term.  In applying Black Scholes, we use the weighted average assumptions illustrated in the following table:

	Employee Stock Purchase Plan			All Other Option Plans
	2009	2008	2007	2009	2008	2007
Risk-free interest rate	0.31%	2.77%	5.11%	1.85%	2.97%	4.67%
Expected term	6 months	6 months	6 months	5 years	6 years	6 years
Dividend yield	3.4%	2.5%	1.7% %	3.9%	2.2% %	1.8%
Expected volatility	64%	38%	17%	32%	25%	23%

The expense recorded for restricted stock awards and stock compensation for non-employee directors is determined using the number of awards granted and the grant date fair value and is amortized over the requisite service period.

The weighted-average fair value of options and stock, including restricted stock and RSUs granted per share for the Parent's stock plans, during 2009, 2008, and 2007 is as follows:

($ in millions)	2009	2008	2007
Stock options	$2.68	5.43	7.02
Restricted stock and RSUs	14.22	23.11	27.30
Directors’ stock compensation plan	15.11	22.70	25.57
Employee stock purchase plan (ESPP):
Six month option	2.51	2.02	1.47
15% of grant date market value	2.49	2.83	3.72
Total ESPP	5.00	4.85	5.19
Agent stock purchase plan:
Discount of grant date market value	1.39	2.24	2.40

Share-based compensation expense charged against net income before tax was $10.8 million for the year ended December 31, 2009 with a corresponding income tax benefit of $3.4 million.  Share-based compensation expense that was charged against net income before tax was $16.9 million for the year ended December 31, 2008 and $20.6 million for the year ended December 31, 2007 with a corresponding income tax benefit of $5.5 million and $6.8 million, respectively.

Note 18. Related Party Transactions
William M. Rue, a Director of the Parent, is President of, and owns more than 10% of the equity of, Chas. E. Rue & Sons, Inc. t/a Rue Insurance, a general independent insurance agency ("Rue Insurance").  Rue Insurance is an appointed independent agent of the Insurance Subsidiaries and of the recently discontinued operations of Selective HR, on terms and conditions similar to those of our other agents.  Rue Insurance also places insurance for our business operations.  Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:
•
Rue Insurance placed insurance policies with the Insurance Subsidiaries.  Direct premiums written associated with these policies were $7.6 million in 2009, $8.3 million in 2008, and $9.9 million in 2007.  In return, the Insurance Subsidiaries paid commissions to Rue Insurance of $1.4 million in 2009, $1.7 million in 2008 and 2007.

•
Rue Insurance placed human resource outsourcing contracts with Selective HR resulting in revenues to Selective HR of approximately $77,000 in 2009, $79,000 in 2008, and $69,000 in 2007.  In return, Selective HR paid commissions to Rue Insurance of approximately $10,000 in 2009, $12,000 in 2008, and $15,000 in 2007.  These revenues are reflected in “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of Income.

•
Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers.  We paid premiums for such insurance coverage of $0.5 million in 2009, 2008, and 2007.

•
We paid reinsurance commissions of $0.2 million in 2008 and 2007 to PL, LLC.  There were no reinsurance commissions paid to PL, LLC during 2009.  PL, LLC is an insurance fund administrator that places reinsurance through an Insurance Subsidiary.  As of December 31, 2008, Rue Insurance owned 33.33% of PL, LLC.

In 2005, a private foundation, The Selective Group Foundation (the "Foundation"), was established by us under Section 501(c)(3) of the Internal Revenue Code.  The Board of Directors of the Foundation is comprised of some of the Parent's officers.  We made contributions to the Foundation in the amount of $0.4 million in 2009, $0.5 million in 2008, and $0.4 million in 2007.

In August 1998, certain officers of our company purchased stock on the open market with proceeds advanced by us.  These officers gave our company promissory notes totaling $1.8 million.  The promissory notes bore interest at 2.5% and were secured by the purchased shares of the Parent's common stock.  The promissory notes were full recourse and subject to certain employment requirements.  The principal amount outstanding was fully repaid in March 2009 and was $0.1 million at December 31, 2008 and $0.2 million at December 31, 2007.

Note 19. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements which provide for periodic future payments to claimants.  As of December 31, 2009, we had purchased such annuities in the amount of $10.4 million for settlement of claims on a structured basis for which we are contingently liable.  To our knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(b) We have various operating leases for office space and equipment.  Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases.  Rental expense under these leases amounted to $11.5 million in 2009, $11.9 million in 2008, and $11.2 million in 2007.  See Note 2(p) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use.  At December 31, 2009, the total future minimum rental commitments under non-cancelable leases were $24.1 million and such yearly amounts are as follows:

($ in millions)
2010	$9.2
2011	6.6
2012	4.0
2013	2.5
2014	1.4
After 2014	0.4
Total minimum payment required	$24.1

(c) At December 31, 2009, we have contractual obligations that expire at various dates through 2023 to invest up to an additional $102.9 million in alternative investments.  There is no certainty that any such additional investment will be required.  For additional information regarding these investments, see item (f) of Note 5. "Investments."

Note 20. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings.  Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either:  (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against us.  We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves.  We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

Note 21. Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile.  Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC").  Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future.  The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital ("RBC").  As of December 31, 2009, the various state insurance departments of domicile have adopted the March 2009 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The combined statutory capital and surplus of the Insurance Subsidiaries was $981.9 million (unaudited) in 2009 and $884.4 million in 2008.  The combined statutory net income of the Insurance Subsidiaries was $69.8 million (unaudited) in 2009, $104.3 million in 2008, and $167.6 million in 2007.

The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile.  RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Based upon the Insurance Subsidiaries' 2009 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 4.7:1, as defined by the NAIC.

Note 22. Quarterly Financial Information1

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2009	2008	2009	2008	2009	2008	2009	2008
Net premiums written	$375,783	391,954	365,263	389,394	376,718	402,739	304,891	308,651
Net premiums earned	363,873	383,387	358,311	377,254	355,906	374,708	352,957	368,838
Net investment income earned	15,717	37,866	26,368	38,515	36,585	36,134	39,801	18,517
Net realized (losses) gains	(24,025)	1,515	(11,294)	1,923	(4,983)	(22,577)	(5,668)	(30,313)
Underwriting (loss) profit	(2,963)	1,799	6,032	934	(142)	(1,194)	(542)	(1,407)
Net (loss) income from continuing operations[2]	(12,950)	19,996	15,358	28,044	20,606	8,240	21,644	(12,179)
Income (loss) from discontinued operations, net of tax[2]	73	507	330	607	(7,599)	752	(1,064)	(2,209)
Net (loss) income	(12,877)	20,503	15,688	28,651	13,007	8,992	20,580	(14,388)
Other comprehensive income (loss)	37,246	(26,628)	23,613	(37,935)	31,049	(46,289)	(1,322)	(69,647)
Comprehensive income (loss)	24,369	(6,125)	39,301	(9,284)	44,056	(37,297)	19,258	(84,035)

Net (loss) income per share:
Basic	(0.25)	0.39	0.30	0.55	0.25	0.17	0.39	(0.28)
Diluted	(0.25)	0.38	0.29	0.54	0.24	0.17	0.38	(0.28)

Dividends to stockholders[3]	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Price range of common stock:[4]
High	23.28	27.03	15.30	26.22	17.54	30.40	17.17	26.49
Low	10.06	20.78	11.46	18.74	12.15	17.81	14.84	16.33

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

[1] Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1.
[4]   These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. All price quotations do not include retail markups, markdowns and commissions. The range of high and low prices for common stock for the period beginning January 4, 2010 and ending February 19, 2010 was $16.92 to $15.01.

[2] See Note 13. to the consolidated financial statements for a discussion of discontinued operations.
[3] See Note 10. and Note 11. to the consolidated financial statements for or a discussion of dividend restrictions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc.’s and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2010

Item 9B.  Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2009, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance.
Information regarding our executive officers appears in Item 1. "Business." of this Form 10-K under "Management." Information about the Board and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under "Executive Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.  Information about compensation of the Board appears under "Director Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Management and Certain Beneficial Owners" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under "Certain Relationships and Related Transactions" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.
Information about the fees and services of our principal accountants appears under "Audit Committee Report" and "Fees of Independent Public Accountants" in the "Ratification of Appointment of Independent Public Accountants" section of the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements listed below are included in Item 8. "Financial Statements and Supplementary Data."

(2) Financial Statement Schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report.  All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

		Form 10-K
		Page
Schedule I	Condensed Financial Information of Registrant at December 31, 2009 and 2008 and for
	the years ended December 31, 2009, 2008 and 2007	138

Schedule II	Allowance for Uncollectible Premiums and Other Receivables for the years ended
	December 31, 2009, 2008 and 2007	141

Schedule III	Summary of Investments – Other than Investments in Related Parties at
	December 31, 2009	142

Schedule IV	Supplementary Insurance Information for the years ended December 31, 2009, 2008
	and 2007	143

Schedule V	Reinsurance for the years ended December 31, 2009, 2008 and 2007	146

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

SELECTIVE INSURANCE GROUP, INC.
By: /s/ Gregory E. Murphy	February 24, 2010
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 24, 2010
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 24, 2010
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	February 24, 2010
Paul D. Bauer
Director

*	February 24, 2010
W. Marston Becker
Director

*	February 24, 2010
A. David Brown
Director

*	February 24, 2010
John C. Burville
Director

*	February 24, 2010
Joan M. Lamm-Tennant
Director

*	February 24, 2010
S. Griffin McClellan III
Director

*	February 24, 2010
Michael J. Morrissey
Director

*	February 24, 2010
Cynthia S. Nicholson
Director

*	February 24, 2010
Ronald L. O’Kelley
Director

*	February 24, 2010
J. Brian Thebault
Director

* By: /s/ Dale A. Thatcher	February 24, 2010
Dale A. Thatcher
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets
	December 31,
($ in thousands, except share amounts)	2009	2008
Assets
Fixed maturity securities, held-to-maturity – at carry value (fair value: $1,339 – 2009)	$1,313	-
Fixed maturity, securities, available-for-sale – at fair value (amortized cost: $1,542 – 2008)	-	1,535
Short-term investments	47,867	60,208
Cash	77	-
Investment in subsidiaries	1,256,163	1,081,229
Current federal income tax	16,006	14,225
Deferred federal income tax	10,309	14,014
Other assets	18,787	9,755
Total assets	$1,350,522	1,180,966

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$261,606	273,878
Intercompany notes payable	75,408	-
Other liabilities	11,133	16,595
Total liabilities	348,147	290,473

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000
Issued: 95,822,959 – 2009; 95,263,508 – 2008	191,646	190,527
Additional paid-in capital	231,933	217,195
Retained earnings	1,138,978	1,128,149
Accumulated other comprehensive loss	(12,460)	(100,666)
Treasury stock – at cost (shares: 42,578,779 – 2009; 42,386,921 – 2008)	(547,722)	(544,712)
Total stockholders’ equity	1,002,375	890,493
Total liabilities and stockholders’ equity	$1,350,522	1,180,966

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its Subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2009	2008	2007

Revenues:
Dividends from subsidiaries	$24,518	77,045	139,649
Net investment income earned	315	1,206	3,529
Other income	-	3	63
Total revenues	24,833	78,254	143,241

Expenses:
Interest expense	21,377	20,508	23,795
Other expenses	16,410	20,990	25,588
Total expenses	37,787	41,498	49,383

(Loss) income from continuing operations, before federal income tax	(12,954)	36,756	93,858

Federal income tax benefit:
Current	(16,381)	(12,611)	(14,969)
Deferred	3,701	(1,106)	(861)
Total federal income tax benefit	(12,680)	(13,717)	(15,830)

Net (loss) income from continuing operations before equity in undistributed income of subsidiaries	(274)	50,473	109,688

Equity in undistributed income of continuing subsidiaries, net of tax	44,932	2	33,948
Dividends in excess of continuing subsidiaries’ current year earnings	-	(6,374)	-

Net income from continuing operations	44,658	44,101	143,636

Dividends from discontinued operations, net of tax	-	2,079	3,094
Dividends in excess of discontinued operations current year earnings	-	(2,079)	(232)
Equity in (loss) undistributed earnings of subsidiaries, net of tax	(7,086)	(343)	-
Loss on disposal of discontinued operations, net of tax	(1,174)	-	-
Total discontinued operations, net of tax	(8,260)	(343)	2,862

Net income	$36,398	43,758	146,498

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its Subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2009	2008	2007
Operating Activities:
Net income	$36,398	43,758	146,498

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(37,846)	341	(33,948)
Dividends in excess of subsidiaries’ current year income	-	8,453	232
Stock-based compensation expense	11,036	17,215	20,992
Loss on disposition of discontinued operations	1,174	-	-
Deferred income tax expense (benefit)	3,701	(1,106)	(861)
Amortization – other	208	269	1,306

Changes in assets and liabilities:
Decrease in accrued salaries and benefits	(7,007)	-	-
(Increase) decrease in net federal income tax recoverable	(956)	4,228	(3,611)
Other, net	3,478	(7,105)	4,208
Net adjustments	(26,212)	22,295	(11,682)
Net cash provided by operating activities	10,186	66,053	134,816

Investing Activities:
Redemption and maturities of fixed maturity securities, available-for-sale	236	12,463	33,619
Purchase of short-term investments	(232,823)	(363,827)	(381,775)
Sale of short-term investments	245,165	368,111	432,615
Capital contribution to subsidiaries	(20,000)	-	-
Sale of subsidiary	(581)	-	-
Distributions of capital by subsidiaries	680	960	980
Net cash (used) provided in investing activities	(7,323)	17,707	85,439

Financing Activities:
Dividends to stockholders	(26,296)	(25,804)	(24,464)
Acquisition of treasury stock	(3,010)	(46,833)	(152,118)
Principal payment on notes payable	(12,300)	(12,300)	(18,300)
Net proceeds from stock purchase and compensation plans	4,612	8,222	8,609
Excess tax benefits from share-based payment arrangements	(1,200)	1,628	3,484
Borrowings under line of credit agreement	-	-	6,000
Repayment of borrowings under line of credit agreement	-	-	(6,000)
Borrowings from subsidiaries	36,000	-	-
Principal payment of borrowings from subsidiaries	(592)	-	-
Principal payments of convertible debt	-	(8,754)	(37,456)
Net cash used in financing activities	(2,786)	(83,841)	(220,245)
Net increase (decrease) in cash	77	(81)	10
Cash, beginning of year	-	81	71
Cash, end of year	$77	-	81

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its Subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2009, 2008 and 2007

($ in thousands)	2009	2008	2007
Balance, January 1	$7,006	6,899	6,656
Additions	6,535	4,283	3,625
Deductions	(5,161)	(4,176)	(3,382)
Balance, December 31	$8,380	7,006	6,899

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2009

Types of investment	Amortized Cost	Fair	Carrying
($ in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity
U.S. government and government agencies	$139,278	145,978	144,833
Obligations of states and political subdivisions	1,167,461	1,210,795	1,201,412
Corporate securities	104,854	107,578	98,826
Asset-backed securities	35,025	33,096	28,983
Commercial mortgage-backed securities	107,812	92,450	88,976
Residential mortgage-backed securities	146,124	150,314	147,373
Total fixed maturity securities, held-to-maturity	1,700,554	1,740,211	1,710,403
Available-for-sale:
U.S. government and government agencies	473,750	475,534	475,534
Obligations of states and political subdivisions	359,517	379,799	379,799
Corporate securities	365,500	379,584	379,584
Asset-backed securities	26,638	27,047	27,047
Commercial mortgage-backed securities	93,514	94,623	94,623
Residential mortgage-backed securities	297,537	279,282	279,282
Total fixed maturity securities, available-for-sale	1,616,456	1,635,869	1,635,869

Equity securities:
Common Stock:
Banks, trust and insurance companies	4,399	4,366	4,366
Industrial, miscellaneous and all other	59,991	75,898	75,898
Total equity securities, available-for-sale	64,390	80,264	80,264
Short-term investments	213,848		213,848
Other investments	140,667		140,667
Total investments	$3,735,915		3,781,051

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2009

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$218,601	2,745,799	844,847	1,431,047	-	971,905	428,554	28,202	1,422,655
Investment Segment	-	-	-	-	72,501	-	-	-	-
Total	$218,601	2,745,799	844,847	1,431,047	72,501	971,905	428,554	28,202	1,422,655

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized investment (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $428,554 and “Other operating expenses” of $28,202 reconciles to the Consolidated Statement of Income as follows:

Policy acquisition costs	$457,424
Dividends to policyholders	3,640
Other income[5]	(10,440)
Other expenses[5]	6,132
Total	$456,756

[5]   In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statement of Income includes holding company income and expense amounts of $30 and $16,345, respectively.

SCHEDULE IV (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2008

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$212,319	2,640,973	844,334	1,504,187	-	1,011,544	454,826	37,686	1,492,738
Investment Segment	-	-	-	-	81,580	-	-	-	-
Total	$212,319	2,640,973	844,334	1,504,187	81,580	1,011,544	454,826	37,686	1,492,738

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $454,826 and “Other operating expenses” of $37,686 reconciles to the Consolidated Statement of Income as follows:

Policy acquisition costs	$485,702
Dividends to policyholders	5,211
Other income[5]	(2,610)
Other expenses[5]	4,209
Total	$492,512

[5]   In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statement of Income includes holding company income and expense amounts of $1,562 and $22,598, respectively.

SCHEDULE IV (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2007

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses[1]	premiums	earned	income[2]	incurred[3]	costs[4]	expenses[4]	written
Insurance Operations Segment	$226,434	2,542,547	841,348	1,524,889	-	997,812	460,167	35,944	1,562,450
Investment Segment	-	-	-	-	207,498	-	-	-	-
Total	$226,434	2,542,547	841,348	1,524,889	207,498	997,812	460,167	35,944	1,562,450

[1]	Includes “Reserve for losses” and “Reserve for loss expenses” on the Consolidated Balance Sheets.

[2]	Includes “Net investment income earned” and “Net realized (losses) gains” on the Consolidated Statements of Income.

[3]	Includes “Losses incurred” and “Loss expenses incurred” on the Consolidated Statements of Income.

[4]	The total of “Amortization of deferred policy acquisition costs” of $460,167 and “Other operating expenses” of $35,944 reconciles to the Consolidated Statement of Income as follows:

Policy acquisition costs	$491,235
Dividends to policyholders	7,202
Other income[5]	(5,833)
Other expenses[5]	3,507
Total	$496,111

[5]   In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expense” on the Consolidated Statement of Income includes holding company income and expense amounts of $1,095 and $27,000, respectively.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2009, 2008 and 2007

					% of
		Assumed	Ceded		Amount
	Direct	From Other	To Other		Assumed
($ thousands)	Amount	Companies	Companies	Net Amount	To Net
2009
Premiums earned:
Accident and health insurance	$70	-	70	-	-
Property and liability insurance	1,657,841	21,501	248,295	1,431,047	2%
Total premiums earned	1,657,911	21,501	248,365	1,431,047	2%

2008
Premiums earned:
Accident and health insurance	$80	-	80	-	-
Property and liability insurance	1,694,430	27,115	217,358	1,504,187	2%
Total premiums earned	1,694,510	27,115	217,438	1,504,187	2%

2007
Premiums earned:
Accident and health insurance	$80	-	80	-	-
Property and liability insurance	1,685,087	31,783	191,981	1,524,889	2%
Total premiums earned	1,685,167	31,783	192,061	1,524,889	2%

EXHIBIT INDEX

Exhibit Number
3.1
Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated August 4, 1977, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

3.2
By-Laws of Selective Insurance Group, Inc., effective October 24, 2006 (incorporated by reference herein to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 24, 2006, File No. 001-33067).

4.1
Indenture dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3 No. 333-101489).

4.2
Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

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

*10.2a	Amendment No. 1 to Selective Insurance Company of America Deferred Compensation Plan (2005)

Exhibit Number
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

10.5f
Amendment No. 6 to the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Amendment (incorporated by reference herein to Exhibit 10.5f of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

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

*10.8	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement.

Exhibit Number
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

*10.12	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement.

*10.13	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement.

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

10.16
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009) (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

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

Exhibit Number
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

10.20c
Amendment No. 3 to the Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-33067).

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

10.22a
Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

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

10.23d
Employment Agreement between Selective Insurance Company of America and Kerry A. Guthrie, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.23e
Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of December 23, 2008 (incorporated by reference to Exhibit 10.23e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

Exhibit Number
10.23f
Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of December 23, 2008 (incorporated by reference to Exhibit 10.23f of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.23g
Employment Agreement between Selective Insurance Company of America and Steven B. Woods, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.23h of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.23h
Employment Agreement between Selective Insurance Company of America and Ronald J. Zaleski, dated as of December 23, 2008 (incorporated by reference to Exhibit 10.23i of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.24
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wachovia Bank, National Association, as Administrative Agent, dated as of August 25, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2009, File No. 001-33067).

10.25
Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2005, File No. 000-08641)

10.26
Stock and Asset Purchase Agreement, dated as of October 27, 2009, by and among Selective Insurance Group, Inc., Selective HR Solutions, Inc. and its subsidiaries, and AlphaStaff Group, Inc. and certain of its subsidiaries (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 30, 2009, File No. 001-33067).

*10.26a	Amendment No. 1 to the Stock Purchase Agreement.

*10.27	Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan.

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of W. Marston Becker.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of Joan M. Lamm-Tennant.

*24.6	Power of Attorney of S. Griffin McClellan III.

*24.7	Power of Attorney of Michael J. Morrissey.

*24.8	Power of Attorney of Cynthia S. Nicholson.

*24.9	Power of Attorney of Ronald L. O'Kelley.

Exhibit Number
*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

* Filed herewith.