Form 10-Q
period 2010-03-31
SELECTIVE INSURANCE GROUP INC
filed 2010-04-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010
or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐           No ☒
As of March 31, 2010, there were 53,251,735 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents
		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2010 (Unaudited)
	and December 31, 2009	1
	Unaudited Consolidated Statements of Income for the
	Quarters Ended March 31, 2010 and 2009	2
	Unaudited Consolidated Statements of Stockholders’ Equity for the
	Quarters Ended March 31, 2010 and 2009	3
	Unaudited Consolidated Statements of Cash Flow for the
	Quarters Ended March 31, 2010 and 2009	4
	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Forward-Looking Statements	21
	Introduction	21
	Critical Accounting Policies and Estimates	21
	Financial Highlights of Results for First Quarter 2010 and First Quarter 2009	22
	Results of Operations and Related Information by Segment	23
	Federal Income Taxes	41
	Financial Condition, Liquidity, and Capital Resources	41
	Off-Balance Sheet Arrangements	44
	Contractual Obligations and Contingent Liabilities and Commitments	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
($ in thousands, except share amounts)	2010	2009
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carry value
(fair value: $1,660,791 – 2010; $1,740,211 – 2009)	$1,621,344	1,710,403
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $1,679,509 – 2010; $1,616,456 – 2009)	1,710,008	1,635,869
Equity securities, available-for-sale – at fair value
(cost of: $65,596 – 2010; $64,390 – 2009)	82,240	80,264
Short-term investments (at cost which approximates fair value)	282,131	213,848
Other investments	148,060	140,667
Total investments	3,843,783	3,781,051
Cash	143	811
Interest and dividends due or accrued	35,378	34,651
Premiums receivable, net of allowance for uncollectible
accounts of: $5,803 – 2010; $5,880 – 2009	457,120	446,577
Reinsurance recoverable on paid losses and loss expenses	5,814	4,408
Reinsurance recoverable on unpaid losses and loss expenses	302,118	271,610
Prepaid reinsurance premiums	106,135	105,522
Current federal income tax	10,390	17,662
Deferred federal income tax	115,228	111,038
Property and Equipment – at cost, net of accumulated
depreciation and amortization of: $144,198 – 2010; $141,251 – 2009	44,153	46,287
Deferred policy acquisition costs	217,577	218,601
Goodwill	7,849	7,849
Other assets	142,633	68,760
Total assets	$5,288,321	5,114,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses	$2,405,829	2,342,919
Reserve for loss expenses	406,402	402,880
Unearned premiums	857,349	844,847
Notes payable	274,612	274,606
Commissions payable	31,328	49,237
Accrued salaries and benefits	98,148	103,802
Other liabilities	204,491	94,161
Total liabilities	$4,278,159	4,112,452

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000
Issued: 95,928,007 – 2010; 95,822,959 – 2009	191,856	191,646
Additional paid-in capital	235,610	231,933
Retained earnings	1,137,704	1,138,978
Accumulated other comprehensive loss	(5,773)	(12,460)
Treasury stock – at cost (shares: 42,676,272 – 2010; 42,578,779 – 2009)	(549,235)	(547,722)
Total stockholders’ equity	1,010,162	1,002,375
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,288,321	5,114,827

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarters ended
	March 31,
($ in thousands, except per share amounts)	2010	2009
Revenues:
Net premiums written	$368,091	375,783
Net increase in unearned premiums and prepaid reinsurance premiums	(11,889)	(11,910)
Net premiums earned	356,202	363,873
Net investment income earned	34,706	15,717
Net realized (losses) gains:
Net realized investment gains	8,176	3,075
Other-than-temporary impairments	(6,073)	(27,100)
Other-than-temporary impairments on fixed maturity securities recognized in
other comprehensive income	(2,167)	-
Total net realized losses	(64)	(24,025)
Other income	2,268	1,281
Total revenues	393,112	356,846

Expenses:
Losses incurred	215,570	209,089
Loss expenses incurred	38,573	43,105
Policy acquisition costs	116,002	113,106
Dividends to policyholders	1,495	465
Interest expense	4,842	5,024
Other expenses	8,983	7,040
Total expenses	385,465	377,829

Income (loss) from continuing operations, before federal income tax	7,647	(20,983)

Federal income tax expense (benefit):
Current	8,844	5,875
Deferred	(7,790)	(13,908)
Total federal income tax expense (benefit)	1,054	(8,033)

Net income (loss) from continuing operations	6,593	(12,950)

Income from discontinued operations, net of tax of $(12) – 2009	-	73
Loss on disposal of discontinued operations, net of tax of $(426) – 2010	(790)	-
Total discontinued operations, net of tax	(790)	73

Net income (loss)	$5,803	(12,877)

Earnings per share:
Basic net income (loss) from continuing operations	0.12	(0.25)
Basic net loss from disposal of discontinued operations	(0.01)	-
Basic net income (loss)	$0.11	(0.25)

Diluted net income (loss) from continuing operations	0.12	(0.25)
Diluted net loss from disposal of discontinued operations	(0.01)	-
Diluted net income (loss)	$0.11	(0.25)

Dividends to stockholders	$0.13	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Quarters ended March 31,
($ in thousands, except per share amounts)	2010		2009
Common stock:
Beginning of year	$191,646		190,527
Dividend reinvestment plan
(shares: 25,759 – 2010; 36,670 – 2009)	51		73
Stock purchase and compensation plans
(shares: 79,289 – 2010; 75,867 – 2009)	159		152
End of period	191,856		190,752

Additional paid-in capital:
Beginning of year	231,933		217,195
Dividend reinvestment plan	368		373
Stock purchase and compensation plans	3,309		4,267
End of period	235,610		221,835

Retained earnings:
Beginning of year	1,138,978		1,128,149
Net income (loss)	5,803	5,803	(12,877)	(12,877)
Cash dividends to stockholders ($0.13 per share – 2010; $0.13 per share – 2009)	(7,077)		(6,937)
End of period	1,137,704		1,108,335

Accumulated other comprehensive loss:
Beginning of year	(12,460)		(100,666)
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax effect of $797	1,478		-
Other net unrealized gains on investment securities, net of deferred income tax effect of $2,467 – 2010; $20,152 – 2009	4,583		37,425
Total unrealized gains on investment securities	6,061	6,061	37,425	37,425
Defined benefit pension plans, net of deferred income tax effect of: $337 – 2010; $(97) – 2009	626	626	(179)	(179)
End of period	(5,773)		(63,420)
Comprehensive income		12,490		24,369

Treasury stock:
Beginning of year	(547,722)		(544,712)
Acquisition of treasury stock
(shares: 97,493 – 2010; 169,382 – 2009)	(1,513)		(2,655)
End of period	(549,235)		(547,367)
Total stockholders’ equity	$1,010,162		$910,135

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarters ended
	March 31,
($ in thousands)	2010	2009
Operating Activities
Net Income (Loss)	$5,803	(12,877)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,451	6,788
Loss on disposal of discontinued operations	790	-
Stock-based compensation expense	6,169	3,238
Undistributed (income) losses of equity method investments	(3,895)	20,549
Net realized losses	64	24,025
Postretirement life curtailment benefit	-	(4,217)
Unrealized gain on trading securities	-	(262)
Deferred tax benefit	(7,790)	(13,739)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverable
on unpaid losses and loss expenses	35,924	20,019
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	11,647	11,497
Decrease in net federal income tax recoverable	7,698	23,844
Increase in premiums receivable	(10,543)	(2,343)
Decrease (increase) in deferred policy acquisition costs	1,024	(1,350)
(Increase) decrease in interest and dividends due or accrued	(730)	1,012
(Increase) decrease in reinsurance recoverable on paid losses and loss expenses	(1,406)	1,251
Decrease in accrued salaries and benefits	(7,100)	(16,211)
Decrease in accrued insurance expenses	(17,187)	(14,221)
Sale of trading securities	-	2,831
Other-net	5,176	5,086
Net adjustments	27,292	67,797
Net cash provided by operating activities	33,095	54,920

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	-	(50,408)
Purchase of fixed maturity securities, available-for-sale	(142,067)	(216,000)
Purchase of equity securities, available-for-sale	(23,915)	(60,100)
Purchase of other investments	(7,714)	(4,620)
Purchase of short-term investments	(303,668)	(601,637)
Sale of subsidiary	844	-
Sale of fixed maturity securities, available-for-sale	39,632	168,019
Sale of short-term investments	235,386	528,471
Redemption and maturities of fixed maturity securities, held-to-maturity	80,963	34,097
Redemption and maturities of fixed maturity securities, available-for-sale	66,122	51,666
Sale of equity securities, available-for-sale	16,419	86,318
Proceeds from other investments	13,337	14,499
Purchase of property and equipment	(866)	(1,360)
Net cash used in investment activities	(25,527)	(51,055)

Financing Activities
Dividends to stockholders	(6,492)	(6,955)
Acquisition of treasury stock	(1,513)	(2,655)
Net proceeds from stock purchase and compensation plans	625	885
Excess tax benefits from share-based payment arrangements	(856)	(1,152)
Net cash used in financing activities	(8,236)	(9,877)
Net decrease in cash and cash equivalents	(668)	(6,012)
Net decrease in cash and cash equivalents from discontinued operations	-	(3,343)
Net decrease in cash from continuing operations	(668)	(2,669)
Cash from continuing operations, beginning of year	811	3,606
Cash from continuing operations, end of period	$143	937

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the first quarters ended March 31, 2010 (“First Quarter 2010”) and March 31, 2009 (“First Quarter 2009”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

NOTE 3.            Reclassification
Certain prior year amounts in these Financial Statements and related footnotes have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on our net income, stockholders’ equity, or cash flows.

NOTE 4.            Adoption of Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity”; (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact our financial condition or results of operations.

In December 2009, the FASB issued ASC Update 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance further requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued ASC Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

NOTE 5.            Statement of Cash Flows
Our cash paid (received) during the year for interest and federal income taxes, as well as non-cash financing activities, was as follows:
	Unaudited Quarters ended March 31,
($ in thousands)	2010	2009
Cash paid (received) during the period for:
Interest	$1,969	1,875
Federal income tax	2,000	(17,000)

NOTE 6.            Investments
(a) The carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:
March 31, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$119,348	5,355	124,703	2,358	(44)	127,017
Obligations of state and political subdivisions	1,129,688	31,902	1,161,590	14,683	(4,262)	1,172,011
Corporate securities	104,646	(5,748)	98,898	10,936	(855)	108,979
Asset-backed securities (“ABS”)	32,731	(5,713)	27,018	4,122	(99)	31,041
Commercial mortgage-backed securities (“CMBS”)[1]	97,549	(19,535)	78,014	9,850	(202)	87,662
Residential mortgage-backed securities (“RMBS”)[2]	130,064	1,057	131,121	3,391	(431)	134,081
Total HTM fixed maturity securities	$1,614,026	7,318	1,621,344	45,340	(5,893)	1,660,791

December 31, 2009		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$139,278	5,555	144,833	1,694	(549)	145,978
Obligations of state and political subdivisions	1,167,461	33,951	1,201,412	14,833	(5,450)	1,210,795
Corporate securities	104,854	(6,028)	98,826	9,665	(913)	107,578
ABS	35,025	(6,042)	28,983	4,195	(82)	33,096
CMBS[1]	107,812	(18,836)	88,976	7,132	(3,658)	92,450
RMBS[2]	146,124	1,249	147,373	3,153	(212)	150,314
Total HTM fixed maturity securities	$1,700,554	9,849	1,710,403	40,672	(10,864)	1,740,211

1 CMBS includes government guaranteed agency securities with a carrying value of $10.8 million at March 31, 2010 and December 31, 2009.
2 RMBS includes government guaranteed agency securities with a carrying value of $4.0 million at March 31, 2010 and $3.9 million at December 31, 2009.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.4 and 3.5 years as of March 31, 2010 and December 31, 2009, respectively.

(b) The cost/amortized cost, fair values, and unrealized gains (losses) of available-for-sale (“AFS”) securities were as follows:

March 31, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$413,200	3,745	(81)	416,864
Obligations of states and political subdivisions	385,761	17,718	(581)	402,898
Corporate securities	508,505	17,680	(1,080)	525,105
ABS	26,661	723	(20)	27,364
CMBS[2]	69,858	865	(72)	70,651
RMBS[3]	275,524	5,472	(13,870)	267,126
AFS fixed maturity securities	1,679,509	46,203	(15,704)	1,710,008
AFS equity securities	65,596	17,380	(736)	82,240
Total AFS securities	$1,745,105	63,583	(16,440)	1,792,248

December 31, 2009
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$473,750	2,994	(1,210)	475,534
Obligations of states and political subdivisions	359,517	20,419	(137)	379,799
Corporate securities	365,500	15,330	(1,246)	379,584
ABS	26,638	466	(57)	27,047
CMBS[2]	93,514	1,746	(637)	94,623
RMBS[3]	297,537	2,457	(20,712)	279,282
AFS fixed maturity securities	1,616,456	43,412	(23,999)	1,635,869
AFS equity securities	64,390	16,484	(610)	80,264
Total AFS securities	$1,680,846	59,896	(24,609)	1,716,133

1 U.S. government includes corporate securities fully guaranteed by the Federal Depositary Insurance Corporation (“FDIC”) with a fair value of $121.1 million at March 31, 2010 and $136.2 million at December 31, 2009.
2 CMBS are government guaranteed agency securities.
3 RMBS includes government guaranteed agency securities with a fair value of $95.5 million at March 31, 2010 and $105.2 million at December 31, 2009.

Unrealized gains/losses represent market value fluctuations from the later of:  (i) the date of security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2010 and
December 31, 2009, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class, and by length of time those securities have been in a net loss position:

March 31, 2010	Less than 12 months[1]		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
U.S. government and government agencies[4]	$28,916	(81)	-	-
Obligations of states and political subdivisions	33,566	(577)	2,008	(4)
Corporate securities	113,231	(770)	10,658	(310)
ABS	-	-	1,980	(20)
CMBS	14,018	(72)	-	-
RMBS	17,973	(300)	41,765	(13,570)
Total fixed maturity securities	207,704	(1,800)	56,411	(13,904)
Equity securities	10,957	(516)	3,187	(220)
Subtotal	$218,661	(2,316)	59,598	(14,124)

	Less than 12 months[1]			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
U.S. government and government agencies[4]	$9,969	-	(31)	-	-	-
Obligations of states and political subdivisions	26,166	(430)	248	71,843	(3,870)	1,258
Corporate securities	4,360	(837)	834	9,313	(2,009)	1,642
ABS	-	-	-	10,204	(4,369)	2,150
CMBS	70	(105)	(190)	24,025	(16,735)	5,403
RMBS	4,778	-	(76)	5,343	(994)	(355)
Subtotal	$45,343	(1,372)	785	120,728	(27,977)	10,098

Total AFS and HTM	$264,004	(3,688)	785	180,326	(42,101)	10,098

December 31, 2009	Less than 12 months[1]		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
U.S. government and government agencies[4]	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	3,960	(40)
CMBS	36,447	(637)	-	-
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months[1]			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
U.S. government and government agencies[4]	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	13,343	(4,968)	2,472
CMBS	316	(538)	(190)	22,044	(15,315)	(879)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total AFS and HTM	$479,955	(5,847)	500	211,980	(51,479)	6,792

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI guidance in the second quarter 2009 and for securities that were transferred from an AFS to HTM category.
2 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
3 Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date of a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security.
4 U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized losses decreased compared to December 31, 2009, due to a general improvement in the overall marketplace for our fixed maturity portfolio.  As of March 31, 2010, 141 fixed maturity securities and 11 equity securities were in an unrealized loss position.  At December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.  As of March 31, 2010, the overall Standard and Poor’s credit quality rating of our fixed maturity securities was “AA+.”

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  Our conditional default rate scenario generally utilizes a straight 55% loan loss severity for substantially all loans regardless of advance rate.  We typically use conditional default rates on our CMBS portfolio of 3.0, but these rates may differ based on our judgment regarding the facts surrounding the securities.  Generally the range of the conditional default rate assumptions for our other structured securities is as follows:
• Alternative-A securities (“Alt-A”) fixed structured securities:	0.50 – 6.00
• Alt-A hybrid structured securities:	1.00 – 7.00
• All other fixed structured securities:	0.07 – 1.00
● All other hybrid structured securities:	0.33 – 1.50

Given the range of conditional default rates assumptions for our Alt-A fixed structured and hybrid structured securities above, the following is a further outline of these assumptions by vintage year:

		Vintage Years
	2004 & Prior	2005	2006
Alt-A fixed structured securities	0.50 – 1.25	1.00 – 3.00	1.00 – 6.00
Alt-A hybrid structured securities	1.00 – 3.00	1.00 – 6.00	3.00 – 7.00

The discussion that follows will focus on fixed maturity securities in an unrealized loss position for more than 12 months at March 31, 2010, which amounted to $31.8 million.  Specifically, we will focus on the following categories:
•	AFS RMBS with an unrealized loss balance of $13.6 million;
•	HTM CMBS with an unrealized/unrecognized loss balance of $11.3 million; and
•	All other fixed maturity securities with an unrealized/unrecognized loss balance of $6.9 million.

AFS RMBS
Unrealized losses on our AFS RMBS that have been in an unrealized loss position for more than 12 months amounted to $13.6 million at March 31, 2010.  These losses can be categorized as follows:
•
$4.1 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with credit-related charges.  Prior to their initial impairment, these securities had a decline in fair value of 71%, or $4.9 million, as compared to their amortized cost.

•
$9.5 million in unrealized losses not related to OTTI charges (referred to as “traditional unrealized losses” in the discussion that follows).  These securities had a decline in fair value of 19%, or $9.5 million, as compared to their amortized cost at March 31, 2010.

Of the $9.5 million in traditional unrealized, $5.3 million, or approximately 55%, related to six securities, one of which was an Alt-A security with a related unrealized balance of $1.0 million.  The weighted average life of these six securities was approximately two years at March 31, 2010 and all principal and interest payments have been received to date.  The evaluations performed on securities comprising the $5.3 million in traditional losses used the following assumptions:
•	Loss severities of 55%;
•	Loan-to-value ratios that generally ranged from 53% to 75%, with a weighted average of 68%;
•	Conditional default rates that generally ranged from 1.0 to 1.3 for those securities that were not Alt-As; and
•	Conditional default rate of 6.0 for the Alt-A security.

Under all scenarios performed, the underlying cash flows on these securities did not indicate that the impairments were other than temporary.

HTM CMBS
Unrealized/unrecognized losses on our HTM CMBS that have been in a loss position for more than 12 months amounted to $11.3 million at March 31, 2010.  These losses can be categorized as follows:
•
$4.8 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with credit-related charges.  Prior to their initial impairment, these securities had a decline in fair value of 81%, or $22.7 million, as compared to their amortized cost.

•
$6.5 million in unrealized/unrecognized losses not related to OTTI charges (referred to as “traditional unrealized/unrecognized losses” in the discussion that follows).  These securities had a decline in fair value of 26%, as compared to their amortized cost as of March 31, 2010.

Of the $6.5 million in traditional unrealized/unrecognized losses, $4.9 million, or 75%, related to three securities.  The weighted average remaining contractual life of these securities was approximately two years as of March 31, 2010, and all scheduled principal and interest payments have been received to date.  The evaluations performed on the securities comprising the $4.9 million in traditional unrealized losses used the following assumptions:
•	Loss severities of 55%;
•	Loan-to-value ratios with a weighted average of 38%; and
•	Conditional default rates of 3.0.

As a comparison, recent industry publications indicated a weighted average historical conditional default rate of 1.4 for CMBS, which is based on vintage years dating back to the mid-1990’s.

Under all scenarios performed, the underlying cash flows on these securities did not indicate that the impairments were other than temporary.

All Other Securities
The remaining $6.9 million of unrealized/unrecognized losses was comprised of 58 securities with fair values that were, on average, 94% of their amortized costs.  Given the number of securities and the close proximity of amortized cost and fair value, we have concluded that these securities are only temporarily impaired under our OTTI policy.

Based on the above, coupled with the fact that we do not have the intent to sell any of the securities discussed above, nor do we believe we will be required to sell these securities, we have concluded that they are only temporarily impaired as of March 31, 2010.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed-maturity securities at March 31, 2010, by contractual maturity are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at March 31, 2010:
($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$208,433	210,437
Due after one year through five years	821,135	850,584
Due after five years through 10 years	565,344	571,793
Due after 10 years	26,432	27,977
Total HTM fixed maturity securities	$1,621,344	1,660,791

Listed below are AFS fixed maturity securities at March 31, 2010:
($ in thousands)	Fair Value
Due in one year or less	$167,704
Due after one year through five years	904,295
Due after five years through 10 years	612,689
Due after 10 years	25,320
Total AFS fixed maturity securities	$1,710,008

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2010
	March 31,	December 31,	Remaining
($ in thousands)	2010	2009	Commitment
Alternative Investments
Energy/Power Generation	$34,746	32,996	12,316
Secondary Private Equity	24,438	20,936	23,209
Private Equity	22,639	21,525	16,632
Mezzanine Financing	22,242	20,323	26,119
Distressed Debt	19,965	19,201	4,611
Real Estate	14,991	16,856	13,543
Venture Capital	6,040	5,752	1,800
Total Alternative Investments	145,061	137,589	98,230
Other Securities	2,999	3,078	-
Total Other Investments	$148,060	140,667	98,230

The increase in other investments of $7.4 million at March 31, 2010 compared to December 31, 2009 was primarily due to the $3.9 million increase in the value of our alternative investments, combined with fundings under our existing commitments of $3.5 million, net of distributions received.  The increase in value was driven primarily by improved equity and credit markets as well as increased stability in the financial markets, resulting in higher returns for these investments.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplemental Data.” of our 2009 Annual Report.

(f) At March 31, 2010, we had one fixed maturity security, with a carrying value of $15.0 million that was pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which is in the amount of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheet.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agency” classification of our AFS fixed maturity portfolio.

(g) The components of net investment income earned were as follows at March 31:
($ in thousands)	2010	2009
Fixed maturity securities	$33,196	36,261
Equity securities, dividend income	452	515
Trading securities, change in fair value	-	262
Short-term investments	100	612
Other investments	3,932	(20,377)
Investment expenses	(2,974)	(1,556)
Net investments earned	$34,706	15,717

Net investment income, before tax, increased $19.0 million for First Quarter 2010 compared to First Quarter 2009, driven by income of $3.9 million on the alternative investment portion of our other investment portfolio compared to a loss on these investments of $20.5 million in First Quarter 2009.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets partially offset by losses of $1.9 million in the real estate strategy portion of this portfolio.  In addition, the 2009 adoption of fair value accounting guidance had led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of the partnerships which, under the new guidance, were based on current exit values.  Partially offsetting this improvement were lower reinvestment yields on our fixed maturity securities portfolio and increased investment expense, which included a one-time charge of approximately $1.6 million related to our recent decision to outsource the management of our fixed income and equity investment operations.  This decision does not indicate a change to our overall investment strategy, but only a change in our execution model to provide, broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

(h) The following tables summarize OTTI by asset type for the periods indicated:

		Included in Other
March 31, 2010 ($ in thousands)	Gross	Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	40	(2,621)	2,661
RMBS	5,875	327	5,548
OTTI losses	$6,073	(2,167)	8,240

March 31, 2009			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
ABS	$1,151	-	1,151
RMBS	25,145	-	25,145
Total fixed maturity securities	26,296	-	26,296
Equity Securities	804	-	804
OTTI losses	$27,100	-	27,100

The following tables sets forth, as of the dates indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	Gross
Balance, December 31, 2009	$22,692
Addition for the amount related to credit loss for which an OTTI was not previously recognized	130
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,867
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, March 31, 2010	$25,689

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The following is a discussion surrounding the credit-related OTTI charges taken in First Quarter 2010 as outlined in the table above:
•	$5.5 million of RMBS credit OTTI charges in First Quarter 2010. Our intention to sell two securities in a loss position accounted for $5.2 million of this charge.
•
$2.7 million of CMBS credit OTTI charges in First Quarter 2010.  These charges were related to reductions in the related cash flows of the underlying collateral of these securities.  This charge was associated with securities that had  been previously impaired but over time have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

The following is a discussion surrounding the credit-related OTTI charges taken in First Quarter 2009 as outlined in the table above:
•
$25.1 million of RMBS charges.  These charges primarily related to declines in the related cash flows of the collateral underlying these securities, based on our assumptions of the expected default rates and the value of such collateral. Based on our analysis, we did not believe it was probable that we would receive all contractual cash flows.

•
$1.2 million of ABS charges.  These charges related to two bonds from the same issuer that were previously written down, which experienced a technical default in First Quarter 2009 by violating indenture covenants.  There had been no payment default on these securities, but we believed a payment default was imminent and had recorded impairment charges for the securities.

•
$0.8 million from three equity securities:  two banks and one energy company.  We believed the share price weakness of these securities was more reflective of the general malaise in the overall financial markets, as we were not aware of any significant deterioration in the fundamentals of these three companies.  However, the length of time these securities had been in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector and banking stocks in the financial services sector, made a recovery to our cost basis unlikely in the near term.

(i) The components of net realized (losses) gains, excluding OTTI charges, were as follows at March 31:
($ in thousands)	2010	2009
HTM fixed maturity securities
Gains	$44	26
Losses	(240)	(168)
AFS fixed maturity securities
Gains	4,457	4,508
Losses	(31)	(1,905)
AFS equity securities
Gains	4,179	19,663
Losses	(233)	(19,049)
Total other net realized investment gains	8,176	3,075
Total OTTI charges recognized in earnings	(8,240)	(27,100)
Total net realized losses	$(64)	(24,025)

In First Quarter 2010, proceeds from the sale of AFS securities were $56.1 million with associated net realized gains of $8.4 million.  The sale of these securities was predominantly associated with tax planning purposes.  The sale of certain equity securities in First Quarter 2009, which resulted in a net realized gain of approximately $0.6 million, was comprised of $19.7 million in realized gains and $19.1 million in realized losses and was transacted in an effort to reduce overall portfolio risk.  The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March 2009.  In addition, the Parent's market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believed was due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter's general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

Note 7.          Fair Values Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,621,344	1,660,791	1,710,403	1,740,211
AFS	1,710,008	1,710,008	1,635,869	1,635,869
Equity securities, AFS	82,240	82,240	80,264	80,264
Short-term investments	282,131	282,131	213,848	213,848
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	10,677	10,677	-	-
Financial Liabilities
Notes payable:[1]
8.87% Senior Notes Series B	12,300	12,300	12,300	12,300
7.25% Senior Notes	49,901	50,637	49,900	49,505
6.70% Senior Notes	99,411	90,127	99,406	90,525
7.50% Junior Notes	100,000	91,840	100,000	83,680
Borrowings from FHLBI	13,000	12,966	13,000	13,000
Total notes payable	$274,612	257,870	274,606	249,010
1 Our notes payable are subject to certain debt covenants that were met in their entirety in 2009 and First Quarter 2010.  For further discussion regarding the debt covenants, refer to Note 10, “Indebtedness” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.

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

For discussion regarding the techniques used to value our investment portfolio, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.  The fair value of the receivable for proceeds related to the sale of Selective HR is estimated using a discounted cash flow analysis with updated worksite lives and retention assumptions.

Liabilities
The techniques used to value our notes payable are as follows:
•
The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•	The fair value of the 8.87% Senior Notes due May 4, 2010 is estimated to be its carrying value due to the close proximity of this note’s maturity date to the balance sheet date.
•	The fair value of the FHLBI borrowing is estimated using a discounted cash flow analysis based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2010 and December 31, 2009:

March 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 3/31/10	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$416,864	53,274	363,590	-
Obligations of states and political subdivisions	402,898	-	402,898	-
Corporate securities	525,104	-	525,104	-
ABS	27,364	-	27,364	-
CMBS	70,651	-	70,651	-
RMBS	267,127	-	267,127	-
Total AFS fixed maturity securities	1,710,008	53,274	1,656,734	-
Equity securities	82,240	82,240	-	-
Short-term investments	282,131	282,131	-	-

Measured on a non-recurring basis:
ABS, HTM	973	-	973	-
CMBS, HTM	4,761	-	4,761	-
Receivable for proceeds related to sale of Selective HR	10,677	-	-	10,677
Total assets	$2,090,790	417,645	1,662,468	10,677

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2009		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$475,534	52,361	423,173	-
Obligations of states and political subdivisions	379,799	-	379,799	-
Corporate securities	379,584	-	379,584	-
ABS	27,047	-	27,047	-
CMBS	94,623	-	94,623	-
RMBS	279,282	-	279,282	-
Total AFS fixed maturity securities	1,635,869	52,361	1,583,508	-
Equity securities	80,264	80,264	-	-
Short-term investments	213,848	213,848	-	-

Measured on a non-recurring basis:
ABS, HTM	2,412	-	2,412	-
CMBS, HTM	5,400	-	5,400	-
Total assets	$1,937,793	346,473	1,591,320	-

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following assets were measured at fair value on a nonrecurring basis as of March 31, 2010:
•
As the result of our OTTI analysis, we impaired approximately $5.7 million of HTM securities down to fair value, which are typically not carried at fair value.  These securities consisted of:  (i) one ABS security, fair valued at $1.0 million; and (ii) four CMBS, fair valued at $4.8 million.  All of these fair values were determined using Level 2 pricing.

•
Due to changes in assumptions regarding worksite life generation and retention, we reduced the value of our receivable for the expected proceeds from the sale of Selective HR, which we will receive over the course of a 10-year period.  This fair value was determined using Level 3 pricing.  The reduction in this receivable is included in “Loss on disposal of discontinued operations” on the Consolidated Statement of Income.

NOTE 8.	Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption.  For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.

	Unaudited,
	Quarter ended
	March 31,
($ in thousands)	2010	2009
Premiums written:
Direct	$427,836	431,641
Assumed	5,242	4,801
Ceded	(64,987)	(60,659)
Net	$368,091	375,783

Premiums earned:
Direct	$413,558	418,432
Assumed	7,018	5,520
Ceded	(64,374)	(60,079)
Net	$356,202	363,873

Losses and loss expenses incurred:
Direct	$300,361	269,709
Assumed	1,900	3,725
Ceded	(48,118)	(21,240)
Net	$254,143	252,194

The ceded premiums and losses related to our Flood operations are as follows:

National Flood Insurance Program	Unaudited,
	Quarter ended
	March 31,
($ in thousands)	2010	2009
Ceded premiums written	$(45,892)	(42,417)
Ceded premiums earned	(44,485)	(41,718)
Ceded losses and loss expenses incurred	(34,954)	(1,878)

NOTE 9.	Segment Information
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

Our segments may, from time to time, provide services to each other in the normal course of business.  These transactions, including transactions with our discontinued operations, Selective HR, totaled $2.2 million in First Quarter 2009.  These transactions were eliminated in all consolidated statements.  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.  In addition, we do not aggregate any of our operating segments.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from continuing operations by segment	Unaudited,
	Quarter ended
	March 31,
($ in thousands)	2010	2009
Insurance Operations:
Net premiums earned:
Commercial automobile	$74,316	75,846
Workers compensation	64,641	70,377
General liability	85,221	94,224
Commercial property	50,336	48,885
Business owners’ policies	16,286	15,210
Bonds	4,603	4,623
Other	2,505	2,380
Total Commercial Lines	297,908	311,545
Personal automobile	34,320	32,852
Homeowners	20,493	17,106
Other	3,481	2,370
Total Personal Lines	58,294	52,328
Total net premiums earned	356,202	363,873
Miscellaneous income	2,266	1,266
Total Insurance Operations revenues	358,468	365,139
Investments:
Net investment income	34,706	15,717
Net realized losses	(64)	(24,025)
Total investment revenues	34,642	(8,308)
Total all segments	393,110	356,831
Other income	2	15
Total revenues from continuing operations	$393,112	356,846

Income (loss) from continuing operations, before federal income tax	Unaudited,
	Quarter ended
	March 31,
($ in thousands)	2010	2009
Insurance Operations:
Commercial lines underwriting loss	$(10,972)	(172)
Personal lines underwriting loss	(3,633)	(2,791)
Underwriting loss, before federal income tax	(14,605)	(2,963)
GAAP combined ratio	104.1%	100.8%
Statutory combined ratio	102.8%	100.2%
Investments:
Net investment income	34,706	15,717
Net realized losses	(64)	(24,025)
Total investment income (loss), before federal income tax	34,642	(8,308)
Total all segments	20,037	(11,271)
Interest expense	(4,842)	(5,024)
General corporate and other expenses	(7,548)	(4,688)
Income (loss) from continuing operations, before federal income tax	$7,647	(20,983)

NOTE 10.	Federal Income Taxes
Federal income taxes from continuing operations increased by $9.1 million for First Quarter 2010, to an expense of $1.1 million, compared to a benefit of $8.0 million for First Quarter 2009.  This increase, which is attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 14% for First Quarter 2010.  The tax benefit in First Quarter 2009 resulted in an effective tax rate of 38%.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

NOTE 11.	Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan.  For more information concerning these plans, refer to Note 16. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Unaudited,		Unaudited,
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$1,997	2,004	-	32
Interest cost	2,925	2,771	79	117
Expected return on plan assets	(2,816)	(2,367)	-	-
Amortization of unrecognized prior service cost (credit)	37	37	-	(44)
Amortization of unrecognized net loss	924	1,118	2	-
Curtailment benefit	-	-	-	(4,217)
Net periodic cost (benefit)	$3,067	3,563	81	(4,112)

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.93%	6.24	5.93%	6.24
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	4.00%	4.00

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

NOTE 12.	Comprehensive Income (Loss)
The components of comprehensive income (loss), both gross and net of tax, for First Quarter 2010 and First Quarter 2009 are as follows:
Quarter ended March 31, 2010
($ in thousands)	Gross	Tax	Net
Net income	6,431	628	5,803
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	15,200	5,320	9,880
Portion of OTTI recognized in OCI	2,275	797	1,478
Amortization of net unrealized losses on HTM securities	(5,753)	(2,014)	(3,739)
Reclassification adjustment for gains included in net income	(2,397)	(839)	(1,558)
Net unrealized gains	9,325	3,264	6,061
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	926	324	602
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	963	337	626
Comprehensive income	16,719	4,229	12,490

Quarter ended March 31, 2009
($ in thousands)	Gross	Tax	Net
Net loss	(20,922)	(8,045)	(12,877)
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	31,853	11,149	20,704
Amortization of net unrealized gains on HTM securities	2,992	1,047	1,945
Reclassification adjustment for losses included in net income	22,732	7,956	14,776
Net unrealized gains	57,577	20,152	37,425
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,118	391	727
Curtailment gain	(1,387)	(485)	(902)
Prior service credit	(7)	(3)	(4)
Defined benefit pension and post-retirement plans	(276)	(97)	(179)
Comprehensive income	36,379	12,010	24,369

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2010 are as follows:

March 31, 2010				Defined
	Net Unrealized Gain (Loss)			Benefit	Total
	OTTI	HTM	All	Pension	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)
Changes in component during period	1,478	(3,336)	7,919	626	6,687
Balance, March 31, 2010	$(6,531)	8,601	33,329	(41,172)	(5,773)

NOTE 13.	Commitments and Contingencies
At March 31, 2010, we had contractual obligations to invest up to an additional $98.2 million in other investments that expire at various dates through 2023.  There is no certainty that any such additional investment will be required.

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
In December of 2009, we sold 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations.  We sold our interest in Selective HR for proceeds to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  In First Quarter 2010, we recorded an after-tax charge of $0.8 million, primarily due to our revaluation of the contingency proceeds, including assumptions regarding worksite life generation and retention, bringing our estimated sales price to approximately $11.2 million.

The following tables reflect the reclassification of First Quarter 2009 amounts to present the operating results of Selective HR as a discontinued operation:

($ in thousands)	Quarter ended March 31, 2009
Net revenue	$12,719
Pre-tax profit	61
After-tax profit	73

Intercompany transactions related to the discontinued operations are as follows:

($ in thousands)	Quarter ended March 31, 2009
Net revenue	$2,227

NOTE 16.	Subsequent Event
In April 2010, we reclassified fixed maturity securities with a fair value of approximately $54.6 million and an unrecognized gain of approximately $3.4 million from an HTM designation to an AFS designation.  Our change in assertion regarding our intention to hold these securities to maturity resulted from significant concerns raised regarding the issuers’ creditworthiness based on our analysis of the recent downgrading in these issuers’ published credit ratings.

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

Introduction
We offer property and casualty insurance products through our various subsidiaries.  We classify our businesses into two operating segments:  (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines (“Personal Lines”); and (ii) Investments.

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.  Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for First Quarter 2010 and First Quarter 2009;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Ratings;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete.  Such estimates and judgments affect the reported amounts in the consolidated financial statements.  Those estimates and judgments most critical to the preparation of the financial statements involved the following:  (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; and (v) reinsurance.  These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop.  If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.  For additional information regarding our critical accounting policies, refer to our 2009 Annual Report, pages 42 through 51.

Financial Highlights of Results for First Quarter 2010 and First Quarter 20091
	Unaudited
	Quarter Ended
	March 31,
($ and shares in thousands)	2010	2009	Change
GAAP measures:
Revenues	$393,112	356,846	10%
Pre-tax net investment income	34,706	15,717	121
Pre-tax net income (loss)	6,431	(20,922)	131
Net income (loss)	5,803	(12,877)	145
Diluted net income (loss) per share	0.11	(0.25)	144
Diluted weighted-average outstanding shares[2]	54,217	52,352	4
GAAP combined ratio	104.1%	100.8	3.3	pts
Statutory combined ratio	102.8%	100.2	2.6
Return on average equity	2.3%	(5.7)	8.0
Non-GAAP measures:
Operating income[3]	$6,635	2,666	149%
Diluted operating income per share[3]	0.12	0.05	140
Operating return on average equity[3]	2.6%	1.2	1.4	pts

1 Refer to the Glossary of Terms attached to our 2009 Annual Report as Exhibit 99.1 for definitions of terms used in this financial review.
2 Diluted weighted-average shares outstanding represents weighted-average common shares outstanding adjusted for the impact of dilutive common stock equivalents, if any.
3 Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing.  In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings, and the results of discontinued operations, could distort the analysis of trends.  See below for a reconciliation of operating income to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).

On a pre-tax basis, net income increased by $27.4 million in First Quarter 2010 compared to the same period last year.  This fluctuation was driven by the following:

•
Pre-tax net investment income earned increased by $19.0 million, to $34.7 million. This increase was driven by income of $3.9 million on the alternative investment portion of our other investment portfolio, compared to a loss on these investments of $20.5 million in First Quarter 2009. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag. The improvement in the returns on these investments are reflective of the stabilization in the capital and credit markets as compared to last year partially offset by losses of $1.9 million in our real estate strategy portion of this portfolio. For additional information on our other investment portfolio and a discussion of the related strategies associated with this portfolio, see Note 8. “Investments” in Item 8. “Financial Statements and Supplemental Data” of our 2009 Annual Report.

•
Net realized losses, pre-tax, decreased by $24.0 million, to $0.1 million, in First Quarter 2010. This decrease was driven by lower pre-tax non-cash OTTI charges of $8.2 million in First Quarter 2010 compared to charges of $27.1 million in First Quarter 2009. See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information.

Partially offsetting these items are:
•
Pre-tax underwriting losses that increased $11.6 million, to $14.6 million, in First Quarter 2010 were primarily attributable to an increase of $22.9 million in catastrophe losses driven by storm activity in the northeast and mid-Atlantic states. This increase was partially offset by a decrease of $13.4 million in non-catastrophe property losses.

•
Tax expense from continuing operations was $1.1 million in First Quarter 2010 compared to a benefit of $8.0 million in First Quarter 2009. This increase was primarily driven by the increase in pre-tax investment income and decrease in net realized losses as discussed above.

The following table reconciles operating income and net income for the periods presented above:

	Unaudited Quarters ended March 31,
($ in thousands, except per share amounts)	2010	2009

Operating income	$6,635	2,666
Net realized losses, after tax	(42)	(15,616)
Income from discontinued operations, after tax	-	73
Loss on disposal of discontinued operations, after tax	(790)	-
Net income (loss)	$5,803	(12,877)

Diluted operating income per share	$0.12	0.05
Diluted net realized losses per share	-	(0.30)
Diluted loss on disposal of discontinued operations per share	(0.01)	-
Diluted net income (loss) per share	$0.11	(0.25)

On a pre-tax basis, operating income was $7.7 million in First Quarter 2010, and $3.0 million in First Quarter 2009.  The increase in operating income was primarily attributable to the increase in net investment income, partially offset by the increase in underwriting losses as discussed above.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 970 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 83% of net premium written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 17% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations Results” section of Item 1. “Business.” of our 2009 Annual Report.

Summary of Insurance Operations

All Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points
GAAP Insurance Operations Results:
NPW	$368,091	375,783	(2)%
Net premium earned (“NPE”)	356,202	363,873	(2)
Less:
Losses and loss expenses incurred	254,143	252,194	1
Net underwriting expenses incurred	115,169	114,177	1
Dividends to policyholders	1,495	465	222
Underwriting loss	$(14,605)	(2,963)	(393)%
GAAP Ratios:
Loss and loss expense ratio	71.3%	69.3	2.0	pts
Underwriting expense ratio	32.4%	31.4	1.0
Dividends to policyholders ratio	0.4%	0.1	0.3
Combined ratio	104.1%	100.8	3.3
Statutory Ratios:
Loss and loss expense ratio	71.3%	69.3	2.0
Underwriting expense ratio	31.1%	30.8	0.3
Dividends to policyholders ratio	0.4%	0.1	0.3
Combined ratio	102.8%	100.2	2.6	pts

•
NPW decreased in First Quarter 2010 compared to First Quarter 2009 primarily due to economic conditions despite Commercial Lines renewal pure price increases of 3.4% in First Quarter 2010.  We have experienced the most significant NPW decreases in our general liability line of business, which has experienced reduced levels of exposure given the reductions in payroll and sales consistent with the high level of unemployment.  Overall decreases in NPW include the following:

o	Reductions in new business premiums of $5.3 million, to $76.6 million; and
o	Increases in return audit premium of $3.9 million, to a net return premium of $13.7 million.

•	NPE decreases in First Quarter 2010 were consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2010 as compared to the twelve-month period ended March 31, 2009.

•
The GAAP loss and loss expense ratio increased 2.0 points in First Quarter 2010, primarily driven by: (i) an increase in catastrophe losses of $22.9 million, or 6.4 points, to $24.2 million, in First Quarter 2010; and (ii) favorable prior year casualty development of approximately $9 million, or 2.6 points, compared to approximately $10 million, or 2.8 points, in First Quarter 2009. Three major snow, ice, and wind storms in February 2010 and two major rain, hail, and wind storms in March 2010 were the primary driver of the catastrophe losses. The development in First Quarter 2010 was primarily due to favorable results in our general liability and commercial automobile lines of business, partially offset by unfavorable prior year development in our workers compensation line of business. The development in First Quarter 2009 was driven by improvements in our workers compensation line of business and favorable development in our New Jersey personal automobile line of business related to a claim incurred prior to the establishment of the New Jersey Unsatisfied Claim and Judgment Fund (“UCJF”). Partially offsetting the increase in catastrophe losses were non-catastrophe property losses that decreased $13.4 million, or 3.4 points, to $51.6 million in First Quarter 2010.

•	The increase in the GAAP underwriting expense ratio in First Quarter 2010 compared to First Quarter 2009, was primarily due to premium shortfalls.

Insurance Operations Outlook
While the property and casualty insurance industry remains very competitive and is not achieving commercial lines pure price increases, we continue to work to maintain a balance between rate and retention. Despite the competitive environment, our Commercial Lines renewal pure price increased 3.4% in First Quarter 2010, compared to 0.9% for the full year 2009. Our Personal Lines operations saw an improvement in First Quarter 2010 NPW driven by: (i) ongoing rate increases that went into effect during 2010, which are expected to generate an additional $5.3 million in annual premium; and (ii) higher levels of new business premium of $3.4 million, to $14.0 million in First Quarter 2010.

The overall outlook on the industry for 2010 from key rating agencies is as follows:
•
A.M. Best – A.M. Best is maintaining a stable outlook on the industry looking forward, as they project that balance sheet strength and liquidity will remain adequate in 2010. They expect that commercial line’s underwriting results and loss reserve adequacy will continue to deteriorate; however, it is in a reasonably solid position to confront these challenges. They stated that, with economic uncertainty expected to continue, commercial line underwriters are expected to remain prudent in pricing, reserving, and deployment of capital. For 2010, A.M. Best expects a 6% decline in commercial lines NPW driven by an anticipated sluggish economic recovery, coupled with an increase in catastrophe-related losses, will lead to an industry average statutory combined ratio of 103.7%, including approximately two points of favorable reserve development.

•
Fitch Ratings (“Fitch”) – Fitch projected that they would be maintaining their negative outlook over the next 12 to 18 months, reflecting lingering economic and financial uncertainty. In addition, Fitch projects an industry-wide statutory combined ratio of 104.0% for 2010, reflecting their belief that underwriting results will not improve significantly as they project premiums will have insignificant growth. They anticipate that underwriting results will be impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

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

Our Commercial Lines business reported a statutory combined ratio of 101.9%, and our Personal Lines business reported a statutory combined ratio of 107.1% for First Quarter 2010.  In an effort to write profitable business in the current commercial and personal lines market conditions, we continue to implement a defined plan of improving risk selection and mitigating higher frequency and severity trends which complements our strong agency relationships and unique field-based model.

Our focus for 2010 continues to include the following:
•
Deploying second generation Commercial Lines predictive modeling tools that give our underwriters additional information, enabling them to make better decisions regarding individual account underwriting.  These tools also provide us with increased pricing granularity, allowing our agents the ability to compete for the most attractive accounts.

•
Our Personal Lines rate increases will continue to earn into premium, which we believe will generate $14.4 million in additional premium annually.  Despite increases to our rates over the past several years, Personal Lines policy retention increased by four points to 83% and new policy counts increased by 40% in First Quarter 2010.

•
Implementing our Claims Strategic Program, which focuses on enhancing areas of:  (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) enhanced potential fraud and recovery recognition through use of advanced systems analytics; (iv) advanced claims automation; and (v) enhanced vendor management.  We believe that these initiatives will allow us to maintain our reputation for superior claims service while enabling us to leverage our current resources to increase the effectiveness and efficiency of the claims area.

•
Sales management efforts, including our market planning tools and leads program.  Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in under-penetrated territories.  We have continued to expand our independent agency count, which now stands at approximately 970 agencies across our footprint.  These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.  In addition, we use our predictive modeling and business analytics to build tools that help our agents identify potential new customers.

•
Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system.  Average premiums of approximately $323,000 per workday were processed through our One & Done® small business system during First Quarter 2010, up 9% from First Quarter 2009.  These technology-based systems complement our existing underwriting group, giving them more time to focus on underwriting more technical accounts.

•	Continued diversification of our territory/footprint states.

We will continue to manage our book of business in 2010 by:  (i) balancing anticipated Commercial Lines pure price increases with retention in a very competitive marketplace; and (ii) as discussed above, implementing Personal Lines rate changes.  We believe that the cycle management tools we have in place are performing as we intended in the current market conditions.  These tools protect us from writing business that we believe will ultimately be unprofitable and, over the long run as pricing and exposures improve, will better position us to achieve targeted return on equity levels.

Review of Underwriting Results by Line of Business

Commercial Lines Results

Commercial Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points
GAAP Insurance Operations Results:
NPW	$311,909	325,441	(4)%
NPE	297,908	311,545	(4)
Less:
Losses and loss expenses incurred	208,221	211,745	(2)
Net underwriting expenses incurred	99,164	99,507	-
Dividends to policyholders	1,495	465	222
Underwriting loss	$(10,972)	(172)	n/m	%
GAAP Ratios:
Loss and loss expense ratio	69.9%	68.0	1.9	pts
Underwriting expense ratio	33.3%	32.0	1.3
Dividends to policyholders ratio	0.5%	0.1	0.4
Combined ratio	103.7%	100.1	3.6
Statutory Ratios:
Loss and loss expense ratio	69.9%	67.9	2.0
Underwriting expense ratio	31.5%	31.1	0.4
Dividends to policyholders ratio	0.5%	0.1	0.4
Combined ratio	101.9%	99.1	2.8	pts

•
NPW decreased in First Quarter 2010 compared to First Quarter 2009 due to the continued economic weakness and an ongoing very competitive insurance marketplace.  We have experienced the most significant decreases in our general liability and commercial automobile lines of businesses due to reduced levels of exposure.  This decrease is evidenced by the following:

o	Reductions in new business of $8.8 million, to $62.6 million;
o
Reductions in net renewals of $3.7 million, to $279.6 million, including policy retention that remained flat in First Quarter 2010 at 77% compared to First Quarter 2009, partially offset by renewal pure price increases of 3.4% in First Quarter 2010 compared to a renewal pure price decrease of 0.8% in First Quarter 2009; and

o	Increases in return audit premium of $3.9 million, to a net return premium of $13.7 million.

•
NPE decreases in First Quarter 2010 compared to the First Quarter 2009 are consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2010 as compared to the twelve-month period ended March 31, 2009.

•
The 1.9-point increase in the GAAP loss and loss expense ratio in First Quarter 2010 compared to First Quarter 2009 was primarily attributable to catastrophe losses of $17.7 million, or 5.9 points, in First Quarter 2010 compared to catastrophe losses of $0.9 million, or 0.3 points, in First Quarter 2009. First Quarter 2010 catastrophe losses were driven by three major snow, ice, and wind storms in February 2010 and two major rain, hail, and wind storms in March 2010. Partially offsetting the increased catastrophe losses were: (i) a decrease in non-catastrophe property losses of $9.9 million, or 2.6 points; and (ii) approximately $9 million, or 3.1 points, of favorable casualty prior year development in First Quarter 2010 compared to approximately $7 million, or 2.3 points, in First Quarter 2009. The development in First Quarter 2010 was primarily due to favorable results in our general liability and commercial automobile lines, partially offset by adverse development in our workers compensation line. The development in First Quarter 2009 was primarily due to favorable prior year development in our workers compensation line.

•	The GAAP underwriting expense ratio increase of 1.3 points in First Quarter 2010 compared to the First Quarter 2009 was primarily attributable to declines in premiums earned.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points

Statutory NPW	$89,534	99,804	(10)%
Statutory NPE	85,221	94,224	(10)
Statutory combined ratio	92.8%	104.4	(11.6	)pts
% of total statutory commercial NPW	29%	31

NPW for this line of business decreased in First Quarter 2010 compared to the same period last year, primarily driven by:  (i) a $4.9 million, or 5%, decrease in net renewal premiums; (ii) a $3.0 million, or 16%, decrease in new business premiums; and (iii) a $2.0 million, or 31%, decrease in endorsement and audit activity, to a net return premium of $8.3 million, for First Quarter 2010.  These decreases were primarily driven by the current economic weakness and the competitive nature of the insurance marketplace.  As of March 31, 2010, approximately 53% of our premium in this line is subject to audit, wherein actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs.  These decreases were partially offset by:  (i) renewal pure price increases of 4.5% in First Quarter 2010 compared to decreases of 0.4% in First Quarter 2009; and (ii) policy retention which increased one point, to 75%, compared to the same period last year.

We are experiencing competition in our middle market and large account business.  However, we continue to concentrate on our long-term strategies of improving profitability, focusing on diversifying our mix of business by writing more non-contractor classes of business, which typically experience lower volatility during economic cycles.  In First Quarter 2010, non-contractor new business comprised 56% of Commercial Lines new business, up from 49% in First Quarter 2009.

The decrease in the statutory combined ratio for First Quarter 2010 compared to the same period in the prior year was driven by favorable prior year development of approximately $9 million, or 10.6 points, in First Quarter 2010 for accident years 2006 and prior, compared to unfavorable prior year development of approximately $3 million, or 3.2 points, in First Quarter 2009.

Workers Compensation

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points

Statutory NPW	$72,183	72,176	-%
Statutory NPE	64,641	70,377	(8)
Statutory combined ratio	116.7%	92.5	24.2	pts
% of total statutory commercial NPW	23%	22

In First Quarter 2010, NPW was in line with the same period last year.  Net renewal premium increased $2.8 million, to $68.4 million, which was driven by:  (i) a three-point increase in policy retention to 78%; and (ii) renewal pure price increases of 2.6% in First Quarter 2010 compared to decreases of 0.9% in First Quarter 2009.  New business premiums were down $3.8 million, to $14.8 million, compared to the same period in the prior year, mainly driven by elevated levels of unemployment associated with the economic downturn.  In addition, audit and endorsement return premium was relatively flat compared to First Quarter 2009 at $8.5 million.

The increase in the statutory combined ratio of this line in First Quarter 2010 compared to the same period last year reflects unfavorable prior year statutory development of approximately $6 million, or 9.3 points, in First Quarter 2010 primarily associated with increased severity in the 2008 and 2009 accident years, compared to favorable development of approximately $7 million, or 9.9 points, in First Quarter 2009.

Commercial Automobile

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points

Statutory NPW	$75,485	79,859	(5)%
Statutory NPE	74,316	75,846	(2)
Statutory combined ratio	90.9%	96.1	(5.2	)pts
% of total statutory commercial NPW	24%	25

The decrease in NPW in First Quarter 2010 compared to First Quarter 2009 was primarily driven by:  (i) a $4.2 million, or 6%, decrease in net renewals, reflecting a decrease in policy retention of one point to 78%; and (ii) a $1.1 million, or 7%, decrease in new business.  These decreases were partially offset by renewal pure price increases of 3.6% in First Quarter 2010 compared to decreases of 0.4% in First Quarter 2009.

The 5.2-point decrease in the statutory combined ratio for First Quarter 2010 compared to First Quarter 2009, was driven primarily by favorable casualty prior year development of approximately $7 million, or 8.7 points, due to lower than anticipated severity primarily in the 2008 and prior accident years, compared to favorable prior year development in First Quarter 2009 of approximately $3 million, or 4.0 points.

Commercial Property

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points

Statutory NPW	$50,139	50,234	-%
Statutory NPE	50,336	48,885	3
Statutory combined ratio	108.4%	101.0	7.4	pts
% of total statutory commercial NPW	16%	15

NPW for this line of business remained flat in First Quarter 2010 compared to First Quarter 2009.  New business premium decreased $1.3 million, to $10.6 million, while net renewal premium increased $1.5 million, to $44.0 million, in First Quarter 2010.  Renewal pure price increases were 2.2% in First Quarter 2010 compared to decreases of 1.5% in First Quarter 2009.

The increase in the statutory combined ratio for First Quarter 2010 compared to First Quarter 2009 was driven by an increase in catastrophe losses of $13.6 million, or 27.1 points, partially offset by a decrease in non-catastrophe property losses of $8.9 million, or 19.3 points.  The increased levels of catastrophe losses during First Quarter 2010 were mainly due to five storms that hit the northeast and mid-Atlantic states in February and March 2010.  These storms resulted in significant levels of wind and water damage, as well as claims resulting from roof collapses from the weight of snow.

Personal Lines Results

Personal Lines	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points
GAAP Insurance Operations Results:
NPW	$56,182	50,342	12%
NPE	58,294	52,328	11
Less:
Losses and loss expenses incurred	45,922	40,449	14
Net underwriting expenses incurred	16,005	14,670	9
Underwriting loss	$(3,633)	(2,791)	(30)%
GAAP Ratios:
Loss and loss expense ratio	78.8%	77.3	1.5	pts
Underwriting expense ratio	27.4%	28.0	(0.6)
Combined ratio	106.2%	105.3	0.9
Statutory Ratios:
Loss and loss expense ratio	78.8%	77.3	1.5
Underwriting expense ratio	28.3%	29.7	(1.4)
Combined ratio	107.1%	107.0	0.1	pts

•	NPW increased in First Quarter 2010 compared to First Quarter 2009 primarily due to:
o	Rate increases expected to generate an additional $5.3 million in annual premium that went into effect across our Personal Lines footprint during First Quarter 2010;
o	New business premium increases of $3.4 million, to $14.0 million;
o	Net renewal premium increases of $1.8 million, to $43.7 million; and
o	Policy retention increase of four points to 83%.

•
NPE increases in First Quarter 2010 compared to the same period last year are consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2010 as compared to the twelve-month period ended March 31, 2009.

•
The higher GAAP loss and loss expense ratio in First Quarter 2010 compared to First Quarter 2009 was primarily attributable to:  (i) an increase in catastrophe losses of $6.0 million, or 10.3 points, which were driven by three major snow, ice, and wind storms in February 2010 and two major rain, hail, and wind storms in March 2010; and (ii) an insignificant amount of casualty prior year development in First Quarter 2010 compared to favorable prior year casualty development in First Quarter 2009 of approximately $3 million, or 5.8 points, which was driven by a New Jersey personal automobile claim incurred prior to the establishment of the New Jersey UCJF.  These factors were partially offset by a decrease in non-catastrophe property losses of $3.6 million, or 10.1 points, which is attributable to the normal volatility of property losses coupled with improvements we have made in our Personal Lines core book of business over the past year.

•
The 0.6-point decrease in the GAAP underwriting expense ratio in First Quarter 2010 compared to First Quarter 2009 was primarily attributable to a higher premium earned outpacing underwriting expenses.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, our strategy on this line includes: (i) writing new policies in our expansion states; (ii) continued diversification in our territory structure; and (iii) providing the excellent service that our policyholders and agents demand.  The rate increases that we anticipate obtaining in 2010 are expected to generate an additional $14.4 million in annual premium.  Policy retention has been positive, despite increases to our rates, over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency business.

Investments
As the latter part of 2009 unfolded and 2010 began, capital began to flow back to risk sectors and credit spread levels improved.  Market confidence improvement and positive sentiments fed a recovery in valuations of fixed maturity securities.  Consistent with these conditions, we saw improvement in our overall investment portfolio and had an increase in pre-tax unrealized/unrecognized gains of $19.0 million during First Quarter 2010.  Credit quality of our fixed maturity portfolio continues to remain high, with an average S&P rating of “AA+.”  This is primarily due to the large allocation of the fixed income portfolio to high-quality municipal bonds, agency residential mortgage-backed securities (“RMBS”), and government and agency obligations.  Exposure to non-investment grade bonds represents only 1% of the total fixed maturity portfolio.  We have 25 non-investment grade rated securities in the portfolio with a total fair value of $38.5 million and an unrealized loss balance of $14.2 million.

In First Quarter 2010, we decided to outsource our fixed income and equity investment operations to third party managers, which does not indicate a change to the overall investment strategy, but only a change in the execution model.  We expect to benefit from broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

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

The following table presents information regarding our investment portfolio:

	Unaudited
	Quarter ended		Change
	March 31,		% or
($ in thousands)	2010	2009	Points

Total invested assets	$3,843,783	3,645,081	5%
Net investment income – before tax	34,706	15,717	121
Net investment income – after tax	26,825	15,141	77
Unrealized gain during the period – before tax	9,325	57,577	(84)
Unrealized gain during the period – after tax	6,061	37,425	(84)
Net realized losses – before tax	(64)	(24,025)	100
Net realized losses – after tax	(42)	(15,616)	100
Effective tax rate	22.7%	3.7	19.0	pts
Annual after-tax yield on fixed maturity securities	2.9	3.4	(0.5)
Annual after-tax yield on investment portfolio	2.8	1.7	1.1

Total Invested Assets
Our investment portfolio totaled $3.8 billion at March 31, 2010, an increase of 5% compared to March 31, 2009.  This increase was primarily due to the reinvestment of operating cash flows generated in 2009 through First Quarter 2010.  Additionally, valuation improvements resulted in a $81.3 million improvement in unrealized gains, bringing the portfolio from a $26.8 million unrealized loss position at March 31, 2009 to a $54.5 million unrealized gain position at March 31, 2010.

Our investment portfolio consists primarily of fixed maturity investments (87%), but also contains short-term investments (7%), other investments (4%), and equity securities (2%).  We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The duration of the fixed maturity portfolio as of March 31, 2010, including short-term investments, was an average 3.4 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years, which was relatively consistent with the prior year.  The current duration of the fixed maturities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale (“AFS”) fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

As of March 31, 2010, alternative investments represented 4% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $98.2 million in these alternative investments through commitments that currently expire at various dates through 2023.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for quantitative data on our alternative investments portfolio by strategy.

Our portfolio continues to have a weighted average credit rating of “AA+.”  The following table presents the credit ratings of our fixed maturities portfolios:
	Unaudited	Unaudited
Fixed Maturity	March 31,	December 31,
Rating	2010	2009
Aaa/AAA	53%	57%
Aa/AA	26%	25%
A/A	16%	14%
Baa/BBB	4%	3%
Ba/BB or below	1%	1%
Total	100%	100%

To manage and mitigate exposure, we analyze our mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation.  This analysis may include loan level reviews of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows under various economic and default scenarios, as well as other information that aids in determining the health of the underlying assets.  We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.  For additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” in our 2009 Annual Report.

The following table summarizes the fair values, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$416.8	3.7	AAA	$475.6	1.8	AAA
State and municipal obligations	402.9	17.1	AA+	379.8	20.3	AA+
Corporate securities	525.1	16.6	A+	379.6	14.1	A+
Mortgaged-backed securities	337.8	(7.6)	AA+	373.9	(17.2)	AA+
Asset-backed securities (“ABS”)[2]	27.4	0.7	AA+	27.0	0.4	AA
Total AFS portfolio	$1,710.0	30.5	AA+	$1,635.9	19.4	AA+

State and Municipal Obligations:
General obligations	$254.1	9.1	AAA	$222.6	11.0	AA+
Special revenue obligations	148.8	8.0	AA+	157.2	9.3	AA+
Total state and municipal obligations	$402.9	17.1	AA+	$379.8	20.3	AA+

Corporate Securities:
Financial	$94.7	3.2	AA-	$67.4	3.0	AA-
Industrials	57.3	2.5	A	46.6	2.2	A
Utilities	22.0	1.0	BBB+	18.9	0.9	A-
Consumer discretion	44.2	1.6	A	26.3	1.3	A-
Consumer staples	63.6	1.9	A-	51.6	1.4	A
Healthcare	100.3	2.0	AA-	52.8	1.7	AA-
Materials	21.1	1.2	A-	20.7	0.8	A-
Energy	50.6	1.5	AA-	42.4	1.3	AA-
Information technology	23.7	0.1	A+	10.8	0.1	AA
Telecommunications services	20.1	0.6	A	14.6	0.5	A
Other	27.5	1.0	A	27.5	0.9	A
Total corporate securities	$525.1	16.6	A+	$379.6	14.1	A+

Mortgage-backed Securities:
Government guaranteed agency commercial mortgage-backed securities (“CMBS”)	$70.6	0.8	AAA	$94.6	1.1	AAA
Government guaranteed agency residential mortgage-backed securities (“RMBS”)	95.5	1.9	AAA	105.2	0.1	AAA
Other agency RMBS	118.9	3.3	AAA	119.8	1.9	AAA
Non-agency RMBS	29.4	(11.5)	A-	30.2	(12.8)	A-
Alternative-A (“Alt-A”) RMBS	23.4	(2.1)	A-	24.1	(7.5)	A-
Total mortgage-backed securities	$337.8	(7.6)	AA+	$373.9	(17.2)	AA+

1U.S. government includes corporate securities fully guaranteed by the Federal Depositary Insurance Corporation (“FDIC”).
[2]Our ABS portfolio does not include any Alt-A or sub-prime securities.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at March 31, 2010 and December 31, 2009:

March 31, 2010 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio:
U.S. government obligations[1]	$127.0	124.7	2.3	5.4	7.7	AAA
State and municipal obligations	1,172.0	1,161.6	10.4	31.9	42.3	AA
Corporate securities	109.0	98.9	10.1	(5.8)	4.3	A-
Mortgage-backed securities	221.8	209.1	12.7	(18.5)	(5.8)	AA+
ABS	31.0	27.0	4.0	(5.7)	(1.7)	A+
Total HTM portfolio	$1,660.8	1,621.3	39.5	7.3	46.8	AA+

State and Municipal Obligations:
General obligations	$300.3	299.2	1.1	13.7	14.8	AA+
Special revenue obligations	871.7	862.4	9.3	18.2	27.5	AA
Total state and municipal obligations	$1,172.0	1,161.6	10.4	31.9	42.3	AA

Corporate Securities:
Financial	$36.6	32.0	4.6	(3.8)	0.8	A
Industrials	29.3	25.7	3.6	(1.9)	1.7	A-
Utilities	16.6	16.3	0.3	(0.1)	0.2	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.8	0.8	0.4	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$109.0	98.9	10.1	(5.8)	4.3	A-

Mortgage-backed Securities:
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.7	3.7	-	-	-	AAA
Non-agency CMBS	72.8	63.5	9.3	(19.6)	(10.3)	AA+
Government guaranteed agency RMBS	4.3	4.0	0.3	-	0.3	AAA
Other agency RMBS	124.5	121.4	3.1	2.1	5.2	AAA
Non-agency RMBS	5.4	5.7	(0.3)	(1.0)	(1.3)	AAA
Total mortgage-backed securities	$221.8	209.1	12.7	(18.5)	(5.8)	AA+

ABS:
ABS	$28.5	25.1	3.4	(4.8)	(1.4)	AA
Alt-A ABS	1.6	1.0	0.6	(0.5)	0.1	CC
Sub-prime ABS[2]	0.9	0.9	-	(0.4)	(0.4)	CC
Total ABS	$31.0	27.0	4.0	(5.7)	(1.7)	A+

December 31, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio:
U.S. government obligations[1]	$146.0	144.8	1.2	5.6	6.8	AAA
State and municipal obligations	1,210.8	1,201.4	9.4	33.9	43.3	AA
Corporate securities	107.5	98.8	8.7	(6.0)	2.7	A-
Mortgage-backed securities	242.8	236.4	6.4	(17.6)	(11.2)	AA+
ABS	33.1	29.0	4.1	(6.0)	(1.9)	AA-
Total HTM portfolio	$1,740.2	1,710.4	29.8	9.9	39.7	AA+

State and Municipal Obligations:
General obligations	$301.5	300.8	0.7	14.7	15.4	AA+
Special revenue obligations	909.3	900.6	8.7	19.2	27.9	AA
Total state and municipal obligations	$1,210.8	1,201.4	9.4	33.9	43.3	AA

Corporate Securities:
Financial	$35.4	31.8	3.6	(4.0)	(0.4)	A
Industrials	29.1	25.7	3.4	(2.0)	1.4	A-
Utilities	16.5	16.3	0.2	(0.1)	0.1	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.9	0.7	0.5	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$107.5	98.8	8.7	(6.0)	2.7	A-

Mortgage-backed Securities
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.8	3.8	-	0.1	0.1	AAA
Non-agency CMBS	77.6	74.4	3.2	(18.9)	(15.7)	AA+
Government guaranteed agency RMBS	4.2	3.9	0.3	(0.2)	0.1	AAA
Other agency RMBS	140.2	137.7	2.5	2.5	5.0	AAA
Non-agency RMBS	5.9	5.8	0.1	(1.1)	(1.0)	AAA
Total mortgage-backed securities	$242.8	236.4	6.4	(17.6)	(11.2)	AA+

ABS:
ABS	$30.2	27.0	3.2	(5.1)	(1.9)	AA
Alt-A ABS	1.8	1.0	0.8	(0.5)	0.3	CC
Sub-prime ABS[2]	1.1	1.0	0.1	(0.4)	(0.3)	A
Total ABS	$33.1	29.0	4.1	(6.0)	(1.9)	AA-
1U.S. government includes corporate securities fully guaranteed by the FDIC.
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of March 31, 2010:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
MBIA Inc.	$261,624	AA-	A+
Assured Guaranty	208,873	AA+	AA
Financial Guaranty Insurance Company	137,855	AA-	AA-
Ambac Financial Group, Inc.	113,295	AA-	AA-
Other	8,090	AA	BBB
Total	$729,737	AA	AA-

For a quantitative analysis of our municipal bond exposure by state, as well as details regarding special revenue bonds held in our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2009 Annual Report.  These amounts have not materially changed since December 31, 2009.

Net Investment Income

Net investment income, before tax, increased $19.0 million, to $34.7 million, for First Quarter 2010 compared to First Quarter 2009, driven by income of $3.9 million on the alternative investment portion of our other investments portfolio, compared to a loss on these investments of $20.5 million in First Quarter 2009.  The improvement in returns on this portfolio is also the primary driver in both the increase in our investment portfolio’s effective tax rate, to 22.7% from 3.7%, and the increase in the annualized after-tax yield on the overall portfolio, to 2.8% from 1.7%.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets partially offset by ongoing losses in the real estate strategy portion of this portfolio.  In addition, the 2009 adoption of fair value accounting guidance had led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of the partnerships which, under the new guidance, are based on current exit values.  Partially offsetting the improved alternative investment returns was a $3.1 million decrease in income on our fixed maturity securities resulting primarily from lower portfolio yields, coupled with increased investment expense, which included a one-time charge of approximately $1.6 million related to our recently announced decision to outsource the management of the fixed income and equity investment operations.  These reduced yields drove our after-tax yield on our fixed maturity securities portfolio to 2.9% from 3.4%.

Realized Gains and Losses:

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized losses at March 31 were as follows:

($ in thousands)	2010	2009
HTM fixed maturity securities
Gains	$44	26
Losses	(240)	(168)
AFS fixed maturity securities
Gains	4,457	4,508
Losses	(31)	(1,905)
AFS equity securities
Gains	4,179	19,663
Losses	(233)	(19,049)
Total other net realized investment gains	8,176	3,075
Total OTTI charges recognized in earnings	(8,240)	(27,100)
Total net realized losses	$(64)	(24,025)

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale at March 31:
Period of Time in an	March 31, 2010		March 31, 2009
Unrealized Loss Position	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturity securities:
0 – 6 months	$5,059	31	30,591	328
7 – 12 months	-	-	24,077	939
Greater than 12 months	-	-	9,376	637
Total fixed maturity securities	5,059	31	64,044	1,904
Equities:
0 – 6 months	4,128	233	16,379	11,612
7 – 12 months	-	-	8,230	7,437
Greater than 12 months	-	-	-	-
Total equity securities	4,128	233	24,609	19,049
Total	$9,187	264	88,653	20,953

In First Quarter 2010, realized losses for securities sold in an unrealized loss position immediately prior to their sale represented either:  (i) the sale of securities that were in an unrealized gain position at December 31, 2009; or (ii) the sale of securities for which we recorded OTTI charges at December 31, 2009 due to our intention to sell.  In First Quarter 2009, we sold certain equity securities as a result of financial and tax planning strategies to reduce the risk of further capital loss.  Additionally, the decision to sell these equity positions in First Quarter 2009 was made to reduce the risk of further capital loss in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March 2009.  In addition, the Parent's market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believed was due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter's general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings at March 31:

($ in thousands)	2010	2009
HTM securities
ABS	$31	1,151
CMBS	2,661	-
Total HTM securities	2,692	1,151

AFS securities
RMBS	5,548	25,145
Total fixed maturity AFS securities	5,548	25,145
Equity securities	-	804
Total AFS securities	5,548	25,949

Total OTTI charges recognized in earnings	$8,240	27,100

We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of a particular investment is other than temporary, we record it as an other-than-temporary impairment through realized losses in earnings for the credit-related portion and through unrealized losses other comprehensive income (“OCI”) for the non-credit related portion.  Under previously existing accounting guidance, a decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  In addition, for significant inputs used to measure OTTI and qualitative information regarding these charges, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at March 31, 2010 and December 31, 2009:

March 31, 2010	0 – 6 months		7 – 11 months[1]		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)
AFS securities
U.S. government and government agencies	$28,916	(81)	-	-	-	-
Obligations of states and political subdivisions	33,566	(577)	-	-	2,008	(4)
Corporate securities	113,231	(770)	-	-	10,658	(310)
ABS	-	-	-	-	1,980	(20)
CMBS	14,018	(72)	-	-	-	-
RMBS	17,679	(298)	294	(2)	41,765	(13,570)
Total fixed maturity securities	207,410	(1,798)	294	(2)	56,411	(13,904)
Equity securities	10,957	(516)	-	-	3,187	(220)
Subtotal	$218,367	(2,314)	294	(2)	59,598	(14,124)

HTM securities
U.S. government and government agencies	$-	-	9,969	(31)	-	-
Obligations of states and political subdivisions	26,166	(182)	-	-	71,843	(2,612)
Corporate securities	4,360	(3)	-	-	9,313	(367)
ABS	-	-	-	-	10,204	(2,219)
CMBS	-	-	70	(295)	24,025	(11,332)
RMBS	4,778	(76)	-	-	5,343	(1,349)
Subtotal	$35,304	(261)	10,039	(326)	120,728	(17,879)

Total AFS and HTM	$253,671	(2,575)	10,333	(328)	180,326	(32,003)

December 31, 2009	0 – 6 months[1]		7 – 11 months[1]		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)	Fair Value	Net Unrecognized Unrealized (Losses)
AFS securities
U.S. government and government agencies	$187,283	(1,210)	-	-	-	-
Obligations of states and political subdivisions	8,553	(120)	-	-	3,059	(17)
Corporate securities	74,895	(829)	-	-	10,550	(417)
ABS	2,983	(17)	-	-	3,960	(40)
CMBS	36,447	(637)	-	-	-	-
RMBS	77,674	(493)	654	(21)	53,607	(20,198)
Total fixed maturity securities	387,835	(3,306)	654	(21)	71,176	(20,672)
Equity securities	3,828	(214)	-	-	5,932	(396)
Sub-total	$391,663	(3,520)	654	(21)	77,108	(21,068)

HTM securities
U.S. government and government agencies	$19,746	(29)	9,713	(288)	-	-
Obligations of states and political subdivisions	40,904	(332)	5,767	(181)	74,360	(2,684)
Corporate securities	6,124	(102)	-	-	19,233	(1,310)
ABS	-	-	-	-	13,343	(2,496)
CMBS	-	-	316	(728)	22,044	(16,194)
RMBS	5,068	(146)	-	-	5,892	(935)
Sub-total	$71,842	(609)	15,796	(1,197)	134,872	(23,619)

Total AFS and HTM	$463,505	(4,129)	16,450	(1,218)	211,980	(44,687)

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI accounting guidance issued in 2009.

Gross pre-tax unrealized/unrecognized losses decreased as compared to December 31, 2009, primarily driven by improvement in the overall marketplace related to our fixed maturity portfolio.  As of March 31, 2010, 141 fixed maturity securities and 11 equity securities were in an unrealized loss position.  At December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.  For qualitative information regarding this conclusion, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

In addition, the following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of March 31, 2010:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in thousands)	Cost	Value	Losses
GS Mortgage Securities Corp II	$5,862	3,108	2,754
ACT Depositor Corp	2,799	168	2,631
Wells Fargo Mortgage Backed Security	3,356	1,010	2,346
Morgan Stanley Capital I	5,000	3,369	1,631
Wells Fargo Mortgage Backed Security	2,771	1,302	1,469

GS Mortgage Securities Corp II (unrealized/unrecognized loss of $2.8 million)
This security is a senior tranche of a Re-REMIC (a re-securitization) that represents an undivided interest in a static pool of seasoned subordinated CMBS.  Based on our OTTI evaluation at March 31, 2010, this security was deemed to be other-than-temporarily impaired.  The $2.8 million unrealized/unrecognized loss balance represents the non-credit portion of this impairment.

ACT Depositor Corp (unrealized/unrecognized loss of $2.6 million)
This security is a senior tranche of a Re-REMIC (a re-securitization) that represents an undivided interest in a static pool of seasoned subordinated CMBS.  The current credit support of this senior tranche remains significant and we believe the collateral pool can realize a certain degree of losses before our tranche would begin to experience impairment.  Based on our analysis at March 31, 2010, we have determined that this security is not other-than-temporarily impaired.

Wells Fargo Mortgage-Backed Security (unrealized/unrecognized loss of $2.3 million)
This RMBS most recently recognized an OTTI charge in the third quarter of 2009.  The remaining non-credit OTTI balance on this security is approximately $2.4 million at March 31, 2010.  The fair value of this investment has rebounded slightly subsequent to the OTTI charge.  The OTTI analysis performed at March 31, 2010 provided a present value of future cash flows that was in excess of this security’s amortized cost assuming a conditional default rate of 0.33 and a loss severity assumption of 55%.

Morgan Stanley Capital I (unrealized/unrecognized loss of $1.6 million)
This CMBS was evaluated in accordance with our OTTI policy with conditional default rates up to 3.0 and a loss severity of 55%.  This security currently has a loan-to-value ratio of approximately 38%.  Under all scenarios performed, the underlying cash flows did not indicate that the impairment was other than temporary.

Wells Fargo Mortgage-Backed Security (unrealized/unrecognized loss of $1.5 million)
This RMBS was evaluated in accordance with our OTTI policy with conditional default rates up to 1.25 and a loss severity of 55%.  This security currently has a loan-to-value ratio of approximately 67%.  Under all scenarios performed, the underlying cash flows did not indicate that the impairment was other than temporary.

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at March 31, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$36,050	32,409
Due after one year through five years	93,718	89,182
Due after five years through ten years	150,051	142,524
Total	$279,819	264,115

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at March 31, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$14,926	14,393
Due after one year through five years	96,187	83,479
Due after five years through ten years	64,207	59,061
Due after ten years	9,217	9,138
Total	$184,537	166,071

Investments Outlook

As we witnessed during the last quarter of 2009, financial markets in general improved throughout First Quarter 2010.  Capital began to flow back into all sectors and markets reacted positively.  The Federal Reserve continued a low rate policy as unemployment and housing remained a drag on the economy.  Although the investment community expects 2010 to have moderate economic growth, the economy still faces significant challenges.  U.S. unemployment rates will likely not see a meaningful reduction and consumer spending will remain modest, which will continue to have a dampening effect on the growth potential of the Gross Domestic Product.  The fixed income sector performed well as investors continued to favor quality and spreads tightened in response.  The equity market improved, though on light volume.

As mentioned above, we decided to outsource our fixed income and equity investment operations to third party managers, which does not indicate a change to the overall investment strategy, but only a change in the execution model.  We expect to benefit from broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

Our fixed income strategy will focus on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will invest in high quality instruments, while striving to reduce risk, including additions to high-grade corporate bonds with targeted maturities of approximately five years to lessen incremental interest rate risk.

We will continue our disciplined equity investment strategy by investing in companies that we believe have attractive long-term value, characterized by:  (i) strong balance sheets; (ii) sufficient cash levels to meet liability obligations; (iii) cash generating capacity to support attractive dividend yields; (iv) high returns on capital; and (v) strong management.

Our long-term outlook for the alternative investment strategy is positive despite the volatility in investment income over the past two years.  Although investment activity continues to be slow due to current market conditions, the merger and acquisitions environment has improved as financing has become available.  However, in the near term, we will remain cautious and limit our exposure in the alternative investment class.

Federal Income Taxes
Federal income taxes from continuing operations increased by $9.1 million for First Quarter 2010, to an expense of $1.1 million, compared to a benefit of $8.0 million for First Quarter 2009.  This increase, which is attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 14% for First Quarter 2010.  The tax benefit in First Quarter 2009 resulted in an effective tax rate of 38%.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $282 million at March 31, 2010, primarily comprised of $48 million at the Parent and $234 million at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given the financial market volatility over the past two years, we continued to maintain higher than historical cash and short-term investment balances as of March 31 2010.  All short-term investments are maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners (“NAIC”).

Sources of cash for the Parent have consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during First Quarter 2010.  In addition there were no borrowings under its line of credit.

We currently anticipate the Insurance Subsidiaries paying approximately $48 million of dividends to the Parent in 2010, of which $12.0 million was paid through First Quarter 2010, compared to our allowable ordinary maximum dividend amount of approximately $101 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current conditions.  For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 11. “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

Our $30 million line of credit is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (“Line of Credit”) and allows us to increase our borrowings to $50 million with the approval of both lending parties.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of March 31, 2010.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to:  (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; (v) repurchase common stock; and (vi) engage in transactions with affiliates.

The table below outlines information regarding certain of the covenants in the Line of Credit:
	Required as of March 31, 2010	Actual as of March 31, 2010
Consolidated net worth	$780 million	$1.0 billion
Statutory surplus	Not less than $725 million	$994 million
Debt-to-capitalization ratio	30%	21.4%
A.M. Best financial strength rating	Minimum of A-	A+

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.7 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At March 31, 2010, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.4 years as of March 31, 2010, while the liabilities of the Insurance Subsidiaries have a duration of 3.6 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  Our ability to declare dividends is restricted by covenants contained in our 8.87% Senior Notes, of which $12.3 million was outstanding as of March 31, 2010 and is due in May 2010.  All such covenants were met during 2010.  At March 31, 2010, the amount available for dividends to holders of the Parent’s common stock, in accordance with the restrictions of the 8.87% Senior Notes, was $300.0 million.  For further information regarding our notes payable and the related covenants, see Note 10. “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.  Our next principal repayments are $12.3 million in May 2010 and $13 million due in 2014, with the next principal repayment occurring beyond those in 2034.  Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service our debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At March 31, 2010, we had statutory surplus of $994.0 million and GAAP stockholders’ equity of $1.0 billion.  We had total debt of $274.6 million at March 31, 2010, which equates to a debt-to-capital ratio of approximately 21.4%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain an approximate 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

We continue to maintain liquidity at the Insurance Subsidiary levels.  Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and the Parent’s stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $18.97 as of March 31, 2010 from $18.83 as of December 31, 2009, primarily driven by:  (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.11; and (ii) net income which led to an increase in book value per share of $0.11.  Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.13.

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

•
Fitch Ratings — Our “A+” rating was reaffirmed in the first quarter of 2009, citing our disciplined underwriting culture, conservative balance sheet, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.  Fitch revised our outlook to “negative” from “stable” citing a deterioration of recent underwriting performance on an absolute basis and relative to our rating category.  To a lesser extent, the negative outlook also reflects Fitch’s concern about further declines in our capitalization tied to investment losses.

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

Off-Balance Sheet Arrangements
At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At March 31, 2010, we had contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $98.2 million in other investments.  There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2009 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition.  The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, or changing stockholders’ dividends.  We operate in a continually changing business environment and new risk factors emerge from time to time.  Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.  For further discussion on our risk factors, refer to Item 1A. “Risk Factors” in our 2009 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in First Quarter 2010:

	Total Number of	Average
	Shares	Price Paid
Period	Purchased[1]	per Share
January 1 – 31, 2010	92,360	$15.49
February 1 – 28, 2010	5,133	16.04
March 1 – 31, 2010	-	-
Total	97,493	15.52

[1]
During First Quarter 2010, 91,798 shares were purchased from employees in connection with the vesting of restricted stock and 5,695 shares were purchased from employees in connection with stock option exercises.  These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees.  These shares were not purchased as part of any publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock were purchased at the closing price on the dates of purchase.  The shares purchased in connection with the option exercises were purchased at the current market prices on the dates the options were exercised.

ITEM 5.  OTHER INFORMATION
Our 2010 Annual Meeting of Stockholders was held on April 28, 2010.  Voting was conducted in person and by proxy as follows:

(a)  Stockholders voted to approve the amendment of the Selective Insurance Group, Inc. Restated Certificate of Incorporation and the By-Laws to provide for the annual election of all directors and to eliminate the classified board over a period of three years.  The votes were as follows:  44,526,151 shares voted for this proposal; 779,073 shares voted against it; and 120,814 shares abstained.

(b)  Stockholders voted to elect the following four directors for a term of one year as follows:

	For	Withheld
W. Marston Becker	40,639,805	1,096,962
Gregory E. Murphy	40,132,137	1,604,630
Cynthia S. Nicolson	40,130,801	1,605,966
William M. Rue	37,623,692	4,113,075

There were 3,689,271 broker non-votes for each director.

(c)  Stockholders voted to approve the amendment and restatement of the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan, to, among other things, increase the number of shares issuable under such plan, provide that awards may be granted to consultants and service providers to certain subsidiaries of the Parent, and to approve and reapprove the performance goals set out in the plan.  The votes were as follows: 36,362,905 shares voted for this proposal; 5,247,926 shares voted against it; and 125,936 shares abstained.  There were 3,689,271 broker non-votes.

(d)  Stockholders voted to approve the amendment and restatement of the Selective Insurance Group, Inc. Cash Incentive Plan (“Cash Incentive Plan”) and approve and reapprove the performance goals set out in the Cash Incentive Plan.  The votes were as follows: 42,744,732 shares voted for this proposal; 2,522,370 shares voted against it; and 158,936 shares abstained.

(e)  Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010.  The votes were as follows:  43,729,592 shares voted for this proposal; 1,589,748 shares voted against it; and 106,698 shares abstained.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.
* 3.2	By-Laws of Selective Insurance Group, Inc., effective April 28, 2010.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 29, 2010
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 29, 2010
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)