Form 10-Q
period 2010-06-30
SELECTIVE INSURANCE GROUP INC
filed 2010-07-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to_______________________________

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
Yes☒                       No ☐

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
Yes ☐                      No ☒
As of June 30, 2010, there were 53,418,161 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
($ in thousands, except share amounts)	2010	2009
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carry value
(fair value: $1,510,871 – 2010; $1,740,211 – 2009)	$1,461,882	1,710,403
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $1,798,996 – 2010; $1,616,456 – 2009)	1,870,383	1,635,869
Equity securities, available-for-sale – at fair value
(cost of: $59,859– 2010; $64,390 – 2009)	60,988	80,264
Short-term investments (at cost which approximates fair value)	343,900	213,848
Other investments	153,475	140,667
Total investments	3,890,628	3,781,051
Cash	591	811
Interest and dividends due or accrued	34,865	34,651
Premiums receivable, net of allowance for uncollectible
accounts of: $5,327 – 2010; $5,880 – 2009	469,096	446,577
Reinsurance recoverables, net	287,191	276,018
Prepaid reinsurance premiums	104,383	105,522
Current federal income tax	21,826	17,662
Deferred federal income tax	101,085	111,038
Property and equipment – at cost, net of accumulated
depreciation and amortization of: $146,998 – 2010; $141,251 – 2009	43,014	46,287
Deferred policy acquisition costs	218,200	218,601
Goodwill	7,849	7,849
Other assets	48,206	68,760
Total assets	$5,226,934	5,114,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$2,805,841	2,745,799
Unearned premiums	856,931	844,847
Notes payable	262,319	274,606
Accrued salaries and benefits	101,908	103,802
Other liabilities	150,431	143,398
Total liabilities	$4,177,430	4,112,452

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares 360,000,000
Issued: 96,094,756 – 2010; 95,822,959 – 2009	192,190	191,646
Additional paid-in capital	239,341	231,933
Retained earnings	1,149,387	1,138,978
Accumulated other comprehensive income (loss)	17,826	(12,460)
Treasury stock – at cost (shares: 42,676,595 – 2010; 42,578,779 – 2009)	(549,240)	(547,722)
Total stockholders’ equity	1,049,504	1,002,375
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,226,934	5,114,827

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Net premiums earned	$352,190	358,311	708,392	722,184
Net investment income earned	36,545	26,368	71,251	42,085
Net realized (losses) gains:
Net realized investment gains	2,920	1,181	11,096	4,256
Other-than-temporary impairments	(6,162)	(12,534)	(12,235)	(39,634)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(22)	59	(2,189)	59
Total net realized losses	(3,264)	(11,294)	(3,328)	(35,319)
Other income	2,247	3,810	4,515	5,091
Total revenues	387,718	377,195	780,830	734,041

Expenses:
Losses and loss expenses incurred	239,980	239,049	494,123	491,243
Policy acquisition costs	116,099	114,522	232,101	227,628
Interest expense	4,655	4,843	9,497	9,867
Other expenses	4,136	6,533	14,614	14,038
Total expenses	364,870	364,947	750,335	742,776

Income (loss) from continuing operations, before federal income tax	22,848	12,248	30,495	(8,735)

Federal income tax expense (benefit):
Current	1,322	(1,631)	10,166	4,244
Deferred	1,435	(1,479)	(6,355)	(15,387)
Total federal income tax expense (benefit)	2,757	(3,110)	3,811	(11,143)

Net income from continuing operations	20,091	15,358	26,684	2,408

Income from discontinued operations, net of tax of $53 for Second Quarter 2009 and $41 for Six Months 2009	-	330	-	403
Loss on disposal of discontinued operations, net of tax of $(713) for Second Quarter 2010 and $(1,139) for Six Months 2010	(1,325)	-	(2,115)	-
Total discontinued operations, net of tax	(1,325)	330	(2,115)	403

Net income	$18,766	15,688	24,569	2,811

Earnings per share:
Basic net income from continuing operations	0.37	0.29	0.50	0.04
Basic net (loss) income from disposal of discontinued operations	(0.02)	0.01	(0.04)	0.01
Basic net income	$0.35	0.30	0.46	0.05

Diluted net income from continuing operations	0.37	0.28	0.49	0.04
Diluted net (loss) income from disposal of discontinued operations	(0.02)	0.01	(0.04)	0.01
Diluted net income	$0.35	0.29	0.45	0.05

Dividends to stockholders	$0.13	0.13	0.26	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Six Months ended June 30,
($ in thousands, except per share amounts)	2010		2009
Common stock:
Beginning of year	$191,646		190,527
Dividend reinvestment plan
(shares: 53,272 – 2010; 70,839 – 2009)	107		141
Stock purchase and compensation plans
(shares: 218,525 – 2010; 233,878 – 2009)	437		468
End of period	192,190		191,136

Additional paid-in capital:
Beginning of year	231,933		217,195
Dividend reinvestment plan	733		751
Stock purchase and compensation plans	6,675		7,447
End of period	239,341		225,393

Retained earnings:
Beginning of year	1,138,978		1,128,149
Cumulative effect adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred income tax	-		2,380
Net income	24,569	24,569	2,811	2,811
Cash dividends to stockholders ($0.26 per share – 2010; $0.26 per share – 2009)	(14,160)		(13,924)
End of period	1,149,387		1,119,416

Accumulated other comprehensive income (loss):
Beginning of year	(12,460)		(100,666)
Cumulative-effect adjustment due to adoption of other-than-temporary impairment guidance under ASC 320, net of deferred income tax	-		(2,380)
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	3,830		(18)
Other net unrealized gains on investment securities, net of deferred income tax	25,044		60,306
Total unrealized gains on investment securities	28,874	28,874	60,288	60,288
Defined benefit pension plans, net of deferred income tax	1,412	1,412	571	571
End of period	17,826		(42,187)
Comprehensive income		54,855		63,670

Treasury stock:
Beginning of year	(547,722)		(544,712)
Acquisition of treasury stock
(shares: 97,816 – 2010; 170,540 – 2009)	(1,518)		(2,671)
End of period	(549,240)		(547,383)
Total stockholders’ equity	$1,049,504		946,375

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
	Six Months ended
	June 30,
($ in thousands)	2010	2009
Operating Activities
Net Income	$24,569	2,811

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,805	13,910
Loss on disposal of discontinued operations	2,115	-
Stock-based compensation expense	7,964	5,599
Undistributed (income) losses of equity method investments	(4,841)	29,404
Net realized losses	3,328	35,319
Postretirement life curtailment benefit	-	(4,217)
Unrealized gain on trading securities	-	(262)
Deferred tax benefit	(6,355)	(15,093)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	48,870	21,742
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	13,252	18,894
(Increase) decrease in net federal income tax recoverable	(3,025)	15,639
Increase in premiums receivable	(22,519)	(17,697)
Decrease (increase) in deferred policy acquisition costs	401	(5,697)
(Increase) decrease in interest and dividends due or accrued	(206)	1,086
Decrease in accrued salaries and benefits	(2,282)	(14,573)
Decrease in accrued insurance expenses	(10,003)	(7,703)
Sale of trading securities	-	2,831
Other-net	(7,862)	(8,002)
Net adjustments	33,642	71,180
Net cash provided by operating activities	58,211	73,991

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	-	(157,752)
Purchase of fixed maturity securities, available-for-sale	(396,076)	(512,726)
Purchase of equity securities, available-for-sale	(30,974)	(75,609)
Purchase of other investments	(11,150)	(10,595)
Purchase of short-term investments	(956,904)	(1,160,667)
Sale of subsidiary	788	-
Sale of fixed maturity securities, held-to-maturity	-	5,622
Sale of fixed maturity securities, available-for-sale	128,110	371,667
Sale of short-term investments	826,853	1,163,746
Redemption and maturities of fixed maturity securities, held-to-maturity	171,900	123,213
Redemption and maturities of fixed maturity securities, available-for-sale	165,513	63,897
Sale of equity securities, available-for-sale	56,247	123,269
Proceeds from other investments	15,152	15,498
Purchase of property and equipment	(2,570)	(2,986)
Net cash used in investment activities	(33,111)	(53,423)

Financing Activities
Dividends to stockholders	(12,999)	(13,378)
Acquisition of treasury stock	(1,518)	(2,671)
Principal payment of notes payable	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	2,310	2,402
Excess tax benefits from share-based payment arrangements	(813)	(1,158)
Net cash used in financing activities	(25,320)	(27,105)
Net decrease in cash and cash equivalents	(220)	(6,537)
Net decrease in cash and cash equivalents from discontinued operations	-	(3,654)
Net decrease in cash from continuing operations	(220)	(2,883)
Cash from continuing operations, beginning of year	811	3,606
Cash from continuing operations, end of period	$591	723

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization
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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the second quarters ended June 30, 2010 (“Second Quarter 2010”) and June 30, 2009 (“Second Quarter 2009”) and the six-month periods ended June 30, 2010 (“Six Months 2010”) and June 30, 2009 (“Six Months 2009”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

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

NOTE 5.	Statements of Cash Flow
Our cash paid (received) during the period for interest and federal income tax was as follows:

	Six Months ended June 30,
($ in thousands)	2010	2009
Cash paid (received) during the period for:
Interest	$9,649	10,004
Federal income tax	14,000	(10,500)

NOTE 6.	Investments
(a) The carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

June 30, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$96,554	5,101	101,655	4,978	-	106,633
Obligations of state and political subdivisions	1,045,033	27,185	1,072,218	23,952	(896)	1,095,274
Corporate securities	94,400	(4,575)	89,825	10,063	(427)	99,461
Asset-backed securities (“ABS”)	19,855	(2,976)	16,879	2,496	(16)	19,359
Commercial mortgage-backed securities (“CMBS”)[1]	71,404	(9,362)	62,042	6,866	(1,175)	67,733
Residential mortgage-backed securities (“RMBS”)[2]	117,593	1,670	119,263	3,252	(104)	122,411
Total HTM fixed maturity securities	$1,444,839	17,043	1,461,882	51,607	(2,618)	1,510,871

December 31, 2009		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$139,278	5,555	144,833	1,694	(549)	145,978
Obligations of state and political
subdivisions	1,167,461	33,951	1,201,412	14,833	(5,450)	1,210,795
Corporate securities	104,854	(6,028)	98,826	9,665	(913)	107,578
ABS	35,025	(6,042)	28,983	4,195	(82)	33,096
CMBS[1]	107,812	(18,836)	88,976	7,132	(3,658)	92,450
RMBS[2]	146,124	1,249	147,373	3,153	(212)	150,314
Total HTM fixed maturity securities	$1,700,554	9,849	1,710,403	40,672	(10,864)	1,740,211

1 CMBS includes government guaranteed agency securities with a carrying value of $10.3 million at June 30, 2010 and $10.8 million at December 31, 2009.
2 RMBS includes government guaranteed agency securities with a carrying value of $4.0 million at June 30, 2010 and $3.9 million at December 31, 2009.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.5 years as of June 30, 2010 and December 31, 2009.

(b) The cost/amortized cost, fair value, and unrealized gains (losses) of available-for-sale (“AFS”) securities were as follows:

June 30, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$383,161	9,454	-	392,615
Obligations of states and political subdivisions	441,307	24,285	(20)	465,572
Corporate securities	616,030	33,358	(1,666)	647,722
ABS	31,781	1,261	(331)	32,711
CMBS[2]	83,088	3,978	(4,161)	82,905
RMBS[3]	243,629	8,505	(3,276)	248,858
AFS fixed maturity securities	1,798,996	80,841	(9,454)	1,870,383
AFS equity securities	59,859	5,416	(4,287)	60,988
Total AFS securities	$1,858,855	86,257	(13,741)	1,931,371

December 31, 2009
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$473,750	2,994	(1,210)	475,534
Obligations of states and political subdivisions	359,517	20,419	(137)	379,799
Corporate securities	365,500	15,330	(1,246)	379,584
ABS	26,638	466	(57)	27,047
CMBS[2]	93,514	1,746	(637)	94,623
RMBS[3]	297,537	2,457	(20,712)	279,282
AFS fixed maturity securities	1,616,456	43,412	(23,999)	1,635,869
AFS equity securities	64,390	16,484	(610)	80,264
Total AFS securities	$1,680,846	59,896	(24,609)	1,716,133

1 U.S. government includes corporate securities fully guaranteed by the Federal Depositary Insurance Corporation (“FDIC”) with a fair value of $121.7 million at June 30, 2010 and $136.2 million at December 31, 2009.
2 CMBS includes government guaranteed agency securities with a fair value of $73.7 million at June 30, 2010 and $94.6 million at December 31, 2009.
3 RMBS includes government guaranteed agency securities with a fair value of $95.6 million at June 30, 2010 and $105.2 million at December 31, 2009.

Unrealized gains/losses represent market value fluctuations from the later of:  (i) the date of security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

During Second Quarter 2010, 23 securities with a carrying value of $66.0 million in a net unrecognized gain position of $3.4 million were reclassified from the HTM category to AFS due to recent credit rating downgrades by either Moody’s Investors Service (“Moody’s”) or Standard and Poor’s Financial Services (“S&P”).  These rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2010 and December 31, 2009, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class, and by length of time those securities have been in a net loss position:

June 30, 2010	Less than 12 months		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
Obligations of states and political subdivisions	$10,716	(20)	-	-
Corporate securities	16,925	(1,666)	-	-
ABS	1,069	(2)	925	(329)
CMBS	-	-	9,141	(4,161)
RMBS	6,324	(73)	35,397	(3,203)
Total fixed maturity securities	35,034	(1,761)	45,463	(7,693)
Equity securities	31,437	(3,684)	2,803	(603)
Subtotal	$66,471	(5,445)	48,266	(8,296)

	Less than 12 months			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
Obligations of states and political subdivisions	$14,944	(426)	318	62,715	(3,792)	1,843
Corporate securities	2,220	(595)	566	7,813	(1,514)	1,300
ABS	-	-	-	6,981	(2,136)	1,323
CMBS	-	-	-	10,447	(6,823)	1,526
RMBS	-	-	-	5,961	(160)	(94)
Subtotal	$17,164	(1,021)	884	93,917	(14,425)	5,898

Total AFS and HTM	$83,635	(6,466)	884	142,183	(22,721)	5,898

December 31, 2009	Less than 12 months[1]		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
U.S. government and government agencies[4]	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	3,960	(40)
CMBS	36,447	(637)	-	-
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months[1]			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
U.S. government and government agencies[4]	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	13,343	(4,968)	2,472
CMBS	316	(538)	(190)	22,044	(15,315)	(879)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total AFS and HTM	$479,955	(5,847)	500	211,980	(51,479)	6,792

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI guidance in Second Quarter 2009 and for securities that were transferred from an AFS to HTM category.
2 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
3 Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date of a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on a HTM security.
4 U.S. government includes corporate securities fully guaranteed by the FDIC.

Unrealized/unrecognized losses decreased $27.6 million compared to December 31, 2009 due to the following:  (i) the general improvement in the overall marketplace for our fixed maturity portfolio which is reflected in the reduction of the number of securities in an unrealized/unrecognized loss position; and (ii) the sale of certain fixed maturity securities that resulted in a decrease to unrealized/unrecognized losses of $14.1 million.  For further discussion on realized gains and losses, see section (i) of this note below.

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  The discussion that follows will focus on fixed maturity securities in an unrealized and unrecognized loss position for more than 12 months at June 30, 2010, which amounted to $16.2 million.  Specifically, we will focus on the following categories:
•	AFS CMBS with an unrealized loss balance of $4.2 million;
•	AFS RMBS with an unrealized loss balance of $3.2 million;
•	HTM CMBS with an unrealized/unrecognized loss balance of $5.3 million; and
•	All other fixed maturity securities with an unrealized/unrecognized loss balance of $3.6 million.

AFS CMBS
Unrealized losses on our AFS CMBS that have been in an unrealized loss position for more than 12 months amounted to $4.2 million at June 30, 2010.  These losses were comprised of 5 securities and can be categorized as follows:
•
$3.1 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with credit-related charges.  Prior to their initial impairment, these securities had a decline in fair value of 73%, or $11.1 million, as compared to their amortized cost.

•	$1.1 million in unrealized losses not related to OTTI charges. These securities had a decline in fair value of 16%, or $1.1 million, as compared to their amortized cost at June 30, 2010.

All scheduled principal and interest payments on these securities have been received to date.  The evaluations performed indicated that no additional principal losses are expected on these securities, and therefore, the impairments were determined to be temporary.

AFS RMBS
Unrealized losses on our AFS RMBS that have been in an unrealized loss position for more than 12 months amounted to $3.2 million at June 30, 2010.  These losses were comprised of 17 securities and can be categorized as follows:
•	$0.6 million of non-credit OTTI charges that have been recognized in AOCI. These non-credit impairment charges were generated concurrently with credit-related charges.
•	$2.6 million in unrealized losses not related to OTTI charges. These securities had a decline in fair value of 9% as compared to their amortized cost at June 30, 2010.

All principal and interest payments on these securities have been received to date. Under all scenarios performed, the underlying cash flows on these securities did not indicate that these impairments were other than temporary.

HTM CMBS
Unrealized/unrecognized losses on our HTM CMBS that have been in a loss position for more than 12 months amounted to $5.3 million at June 30, 2010.  These losses were comprised of four securities and can be categorized as follows:
•
$1.5 million of non-credit OTTI charges that have been recognized in AOCI.  These non-credit impairment charges were generated concurrently with credit-related charges.  Prior to their initial impairment, these securities had a decline in fair value of 93%, or $2.6 million, as compared to their amortized cost.

•	$3.8 million in unrealized/unrecognized losses not related to OTTI charges. These securities had a decline in fair value of 27%, as compared to their amortized cost as of June 30, 2010.

All scheduled principal and interest payments on these securities have been received to date.  The evaluations performed indicated that no additional principal losses are expected on these securities, and therefore, these impairments were determined to be temporary.

All Other Securities
The remaining $3.6 million of unrealized/unrecognized losses was comprised of 45 securities with fair values that were, on average, 96% of their amortized costs.  Given the number of securities and the close proximity of amortized cost and fair value, we have concluded that these securities are only temporarily impaired under our OTTI policy.

Based on the above, coupled with the fact that we do not have the intent to sell any of the securities discussed above, nor do we believe we will be required to sell these securities, we have concluded that they are not other-than-temporarily impaired as of June 30, 2010.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at June 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at June 30, 2010:
($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$211,156	211,901
Due after one year through five years	753,786	783,329
Due after five years through 10 years	467,768	484,255
Due after 10 years	29,172	31,386
Total HTM fixed maturity securities	$1,461,882	1,510,871

Listed below are AFS fixed maturity securities at June 30, 2010:
($ in thousands)	Fair Value
Due in one year or less	$138,565
Due after one year through five years	1,090,827
Due after five years through 10 years	611,762
Due after 10 years	29,229
Total AFS fixed maturity securities	$1,870,383

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2010
	June 30,	December 31,	Remaining
($ in thousands)	2010	2009	Commitment
Alternative Investments
Energy/Power Generation	$34,294	32,996	12,317
Secondary Private Equity	27,949	20,936	22,222
Private Equity	23,172	21,525	15,963
Mezzanine Financing	23,033	20,323	26,119
Distressed Debt	19,908	19,201	4,611
Real Estate	15,779	16,856	12,188
Venture Capital	6,422	5,752	1,400
Total Alternative Investments	150,557	137,589	94,820
Other Securities	2,918	3,078	-
Total Other Investments	$153,475	140,667	94,820
The increase in other investments of $12.8 million at June 30, 2010 compared to December 31, 2009 was primarily due to the $13.0 million increase in the value of our alternative investments, which included fundings under our existing commitments of $4.2 million, net of distributions received.  Alternative investments are reported to us on a quarter lag, therefore the increase was driven primarily by improved equity and credit markets as well as increased stability in the financial markets during the first quarter of 2010.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

(f) At June 30, 2010, we had one fixed maturity security, with a carrying value of $15.5 million, that was pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which is in the amount of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agency” classification of our AFS fixed maturity portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Fixed maturity securities	$32,977	35,972	66,173	72,233
Equity securities	480	496	932	1,011
Trading securities	-	-	-	262
Short-term investments	133	312	233	924
Other investments	4,884	(8,787)	8,816	(29,164)
Investment expenses	(1,929)	(1,625)	(4,903)	(3,181)
Net investment income earned	$36,545	26,368	71,251	42,085

Net investment income, before tax, increased $10.2 million for Second Quarter 2010 compared to Second Quarter 2009, and $29.2 million for Six Months 2010 compared to Six Months 2009.  For both Second Quarter and Six Months 2010 the improvement was driven by income on the alternative investment portion of our other investment portfolio compared to a loss on these investments in the comparable periods during 2009.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets.  In addition, the 2009 adoption of fair value accounting guidance by the limited partnerships had led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of the partnerships which, under the new guidance, were based on current exit values.  Partially offsetting this improvement were:  (i) lower fixed maturity reinvestment yields; (ii) an increase in lower yielding short-term investments as we were transitioning to the new investment managers; and (iii) increased investment expense, which included one-time charges of approximately $0.5 million and $2.2 million in Second Quarter and Six Months 2010, respectively, related to our decision to outsource the management of our investment portfolio.  This decision does not indicate a change to our overall investment strategy, but only a change in our execution model to provide broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2010 ($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
CMBS	$3,405	569	2,836
RMBS	2,085	(591)	2,676
Total fixed maturity securities	5,490	(22)	5,512
Equity securities	672	-	672
OTTI losses	$6,162	(22)	6,184

Second Quarter 2009 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Corporate securities	$1,270	-	1,270
ABS	376	(826)	1,202
CMBS	1,417	706	711
RMBS	8,830	179	8,651
Total fixed maturity securities	11,893	59	11,834
Equity securities	641	-	641
OTTI losses	$12,534	59	12,475

Six Months 2010 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	3,445	(2,052)	5,497
RMBS	7,960	(264)	8,224
Total fixed maturity securities	11,563	(2,189)	13,752
Equity securities	672	-	672
OTTI losses	$12,235	(2,189)	14,424

Six Months 2009 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Corporate securities	$1,270	-	1,270
ABS	1,527	(826)	2,353
CMBS	1,417	706	711
RMBS	33,975	179	33,796
Total fixed maturity securities	38,189	59	38,130
Equity securities	1,445	-	1,445
OTTI losses	$39,634	59	39,575

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

Second Quarter 2010 ($ in thousands)	Gross
Balance, March 31, 2010	$24,737
Addition for the amount related to credit loss for which an OTTI was not previously recognized	2,004
Reductions for securities sold during the period	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings
because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in
earnings due to a decrease in cash flows expected	(4,358)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	950
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, June 30, 2010	$20,343

Second Quarter 2009 ($ in thousands)	Gross
Balance, March 31, 2009	$-
Addition for the amount related to credit loss for which an OTTI was not previously recognized	9,647
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings
because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in
earnings due to a decrease in cash flows expected	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	1,996
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected
to be collected	-
Balance, June 30, 2009	$11,643

Six Months 2010 ($ in thousands)	Gross
Balance, December 31, 2009	$22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	2,134
Reductions for securities sold during the period	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings
because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in
earnings due to a decrease in cash flows expected	(4,652)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	3,662
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected
to be collected	-
Balance, June 30, 2010	$20,343

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The following is a discussion surrounding the credit-related OTTI charges taken in Second Quarter and Six Months 2010 as outlined in the table above:
•
$2.7 million and $8.2 million of RMBS credit OTTI charges in Second Quarter and Six Months 2010, respectively. The Second Quarter 2010 charges related to declines in the related cash flows of the collateral support. Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities. In addition to the Second Quarter 2010 charges, losses in Six Months 2010 were largely driven by impairments on two securities in the first quarter of 2010 that we intended to sell. We sold these securities in Second Quarter 2010.

•
$2.8 million and $5.5 million of CMBS credit OTTI charges in Second Quarter and Six Months 2010, respectively. These charges were related to reductions in the related cash flows of the underlying collateral of these securities. These charges were associated with securities that had been previously impaired but, over time, have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates. For Second Quarter 2010, these securities had, on average, unrealized/unrecognized loss positions of approximately 87% of their amortized cost. Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•
$0.7 million of equity OTTI charges in both Second Quarter and Six Months 2010. These charges were driven primarily by one health care company which, due to a recent recall of one of its products, has experienced a significant decline in its share price. This coupled with the length of time this security has been in an unrealized loss position makes a recovery to our cost basis unlikely in the near term.

The following is a discussion surrounding the credit-related OTTI charges taken in Second Quarter 2009 and Six Months 2009 as outlined in the table above:
•
$8.7 million and $33.8 million of RMBS credit OTTI charges in Second Quarter and Six Months 2009, respectively. In Second Quarter 2009, credit charges of $8.4 million related to one security for which we had the intent to sell. For the remainder of the impairments, the charges related to declines in the related cash flows of the collateral. Generally these securities showed signs of loss at conditional default rates between 3.0 and 7.0 and had declines in their fair value of 61% as compared to their amortized cost. Based on our assumptions of the expected default rates and the value of the collateral, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
$0.7 million for both Second Quarter and Six Months 2009 of CMBS credit OTTI charges. These charges related to declines in the related cash flows of the collateral. These securities showed signs of loss at a conditional default rate of 1.5 and had declines in fair value of 73% as compared to their amortized cost. Based on our assumptions of the expected default rates and the value of the collateral, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
$1.2 million and $2.4 million of ABS credit OTTI charges in Second Quarter and Six Months 2009, respectively. These charges related primarily to two bonds from the same issuer that were previously written down, which experienced a technical default in the first quarter of 2009 by violating indenture covenants. There was no payment default on these securities, but we believed a payment default was imminent and had recorded impairment charges for the securities. These charges also included additional credit impairment losses on another security that was previously written down.

•
$1.3 million for Second Quarter and Six Months 2009 of corporate debt credit OTTI charges. In assessing corporate debt securities for OTTI, we evaluate, among other things, the issuer’s ability to meet its debt obligations, the value of the company, and, if applicable, the value of specific collateral securing the position. These charges were primarily related to a financial institution issuer that we believed to be on the verge of bankruptcy. This security was subsequently sold in the third quarter of 2009 at an additional loss of $1.1 million.

•
$0.6 million and $1.4 million of equity OTTI charges in Second Quarter and Six Months 2009, respectively, related to two banks, one energy company, and a membership warehouse chain of stores. We believed the share price weakness of these securities was more reflective of general overall financial market conditions at that time, as we were not aware of any significant deterioration in the fundamentals of these four companies. However, the length of time these securities were in an unrealized loss position, and the overall distressed trading levels of many coal stocks in the energy sector, banking stocks in the financial services sector, and retail/wholesale store stocks during the first half of 2009, made a recovery to our cost basis unlikely in the near term.

(i) The components of net realized losses, excluding OTTI charges, were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
HTM fixed maturity securities
Gains	$368	112	412	138
Losses	(210)	(125)	(450)	(294)
AFS fixed maturity securities
Gains	325	9,090	4,782	13,598
Losses	(7,558)	(7,055)	(7,589)	(8,959)
AFS equity securities
Gains	9,995	9,043	14,174	28,706
Losses	-	(8,695)	(233)	(27,744)
Other investments
Gains	-	-	-	-
Losses	-	(1,189)	-	(1,189)
Total other net realized investment gains	2,920	1,181	11,096	4,256
Total OTTI charges recognized in earnings	(6,184)	(12,475)	(14,424)	(39,575)
Total net realized losses	$(3,264)	(11,294)	(3,328)	(35,319)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.  Proceeds from the sale of AFS securities were $128.3 million in Second Quarter 2010 and $184.4 million in Six Months 2010.  In addition to calls and maturities, the net realized gain, excluding OTTI charges, in Second Quarter and Six Months 2010 was driven by the Second Quarter 2010 sale of energy-focused AFS equity securities to mitigate portfolio risk and sector exposure.  In addition to the Second Quarter 2010 realized gains, Six Months 2010 realized gains on AFS securities included sales in the first quarter of 2010 that were predominantly associated with tax planning strategies.  These gains were largely offset by realized losses on certain AFS fixed maturity securities in Second Quarter 2010 that our new investment managers, during their initial review of the portfolio, had recommended that we sell.  This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives.

During Second Quarter 2009, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million.  The issuer of this security had experienced significant deterioration in its creditworthiness.  Sales of AFS fixed maturity securities that resulted in realized losses during Second Quarter 2009 were driven by further declines in issuer creditworthiness and liquidity.

We sold equity securities in both the first and second quarters of 2009.  During Second Quarter 2009, A.M. Best Company (“A.M. Best”) changed our ratings outlook from “Stable” to “Negative” due, in part, to concerns over the risk in our investment portfolio.  To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.  In addition, certain equity securities were sold in the first quarter of 2009, resulting in a net realized gain of approximately $0.6 million, comprised of $19.7 million in realized gains and $19.1 million in realized losses.  These securities were sold in an effort to reduce overall portfolio risk and was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March.  In addition, the Parent’s market capitalization at that time had decreased more than 50% since the latter part of January, which we believed to be due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed that the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter’s general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

Note 7.	Fair Values Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,461,882	1,510,871	1,710,403	1,740,211
AFS	1,870,383	1,870,383	1,635,869	1,635,869
Equity securities, AFS	60,988	60,988	80,264	80,264
Short-term investments	343,900	343,900	213,848	213,848
Receivable for proceeds related to sale of Selective
HR Solutions (“Selective HR”)	8,067	8,067	-	-
Financial Liabilities
Notes payable:[1]
8.87% Senior Notes Series B	-	-	12,300	12,300
7.25% Senior Notes	49,902	50,965	49,900	49,505
6.70% Senior Notes	99,417	86,000	99,406	90,525
7.50% Junior Notes	100,000	92,040	100,000	83,680
2.90% borrowings from FHLBI	13,000	13,369	13,000	13,000
Total notes payable	$262,319	242,374	274,606	249,010

1 Our notes payable are subject to certain debt covenants that were met in their entirety in 2009 and Six Months 2010.  For further discussion regarding the debt covenants, refer to Note 10, “Indebtedness” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.

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

For discussion regarding the techniques used to value our investment portfolio, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.  The fair value of the fixed maturity securities classified as Level 3 is estimated using non-binding broker quotes.  The fair value of the receivable for proceeds related to the sale of Selective HR is estimated using a discounted cash flow analysis with updated worksite lives and retention assumptions.  For discussion of the sale of Selective HR, refer to Note 15. “Discontinued Operations.”

Liabilities
The techniques used to value our notes payable are as follows:
•
The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•
The fair value of the 8.87% Senior Notes as of December 31, 2009 that matured on May 4, 2010 was estimated to be its carrying value due to the close proximity of this note’s maturity date to the balance sheet date.

•
The fair value of the 2.90% FHLBI borrowings is estimated using a discounted cash flow analysis based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2010 and December 31, 2009:

June 30, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 6/30/10	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$392,615	105,781	286,834	-
Obligations of states and political subdivisions	465,572	-	465,572	-
Corporate securities	647,722	-	647,722	-
ABS	32,711	-	32,711	-
CMBS	82,905	-	79,652	3,253
RMBS	248,858	-	248,858	-
Total AFS fixed maturity securities	1,870,383	105,781	1,761,349	3,253
Equity securities	60,988	60,988	-	-
Short-term investments	343,900	343,900	-	-

Measured on a non-recurring basis:
CMBS, HTM	470	-	-	470
RMBS, HTM	5,865	-	5,865	-
Receivable for proceeds related to sale of Selective HR	8,067	-	-	8,067
Total assets	$2,289,673	510,669	1,767,214	11,790

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2009		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
U.S. government and government agencies[1]	$475,534	52,361	423,173	-
Obligations of states and political subdivisions	379,799	-	379,799	-
Corporate securities	379,584	-	379,584	-
ABS	27,047	-	27,047	-
CMBS	94,623	-	94,623	-
RMBS	279,282	-	279,282	-
Total AFS fixed maturity securities	1,635,869	52,361	1,583,508	-
Equity securities	80,264	80,264	-	-
Short-term investments	213,848	213,848	-	-

Measured on a non-recurring basis:
ABS, HTM	2,412	-	2,412	-
CMBS, HTM	5,400	-	5,400	-
Total assets	$1,937,793	346,473	1,591,320	-

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following assets were measured at fair value on a nonrecurring basis as of June 30, 2010:
•
As the result of our OTTI analysis, we impaired approximately $6.3 million of HTM securities down to fair value, which are typically not carried at fair value.  These securities consisted of:  (i) one RMBS security, fair valued at $5.9 million; and (ii) two CMBS, fair valued at $0.5 million.

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

The following table provides a summary of the changes in fair value of securities using Level 3 inputs for the Second Quarter and Six Months 2010.  The transfer of the CMBS, AFS securities was driven primarily by the non-binding nature of the broker quotes used in the valuation:

($ in thousands)	CMBS, AFS

Beginning balance	$-
Transfers in and/or out of Level 3[1]	3,253
Fair value, June 30, 2010	$3,253

1 Transfers between levels in the fair value hierarchy are recognized at the end of the reporting period.

NOTE 8.	Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption.  For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data” in our 2009 Annual Report.

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Premiums written:
Direct	$414,913	427,209	842,749	858,850
Assumed	947	2,560	6,189	7,361
Ceded	(62,336)	(64,506)	(127,323)	(125,165)
Net	$353,524	365,263	721,615	741,046

Premiums earned:
Direct	$411,595	413,401	825,153	831,833
Assumed	4,682	5,213	11,700	10,733
Ceded	(64,087)	(60,303)	(128,461)	(120,382)
Net	$352,190	358,311	708,392	722,184

Losses and loss expenses incurred:
Direct	$256,959	259,636	557,320	529,345
Assumed	3,023	3,348	4,923	7,073
Ceded	(20,002)	(23,935)	(68,120)	(45,175)
Net	$239,980	239,049	494,123	491,243

The ceded premiums and losses related to our Flood operations are as follows:

National Flood Insurance Program	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Ceded premiums written	$(44,566)	(46,413)	$(90,458)	(88,830)
Ceded premiums earned	(45,495)	(42,708)	(89,980)	(84,426)
Ceded losses and loss expenses incurred	(8,122)	(9,222)	(43,076)	(11,100)

NOTE 9.	Segment Information
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

Our segments may, from time-to-time, provide services to each other in the normal course of business.  These service transactions included transactions with our discontinued operations, Selective HR, and totaled $2.3 million in Second Quarter 2009, $4.5 million in Six Months 2009, and none in the first six months of 2010.  These transactions were eliminated in all consolidated statements.  For discussion of the sale of Selective HR, refer to Note 15. “Discontinued Operations.”  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.  In addition, we do not aggregate any of our operating segments.

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from continuing operations by segment	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Insurance Operations:
Net premiums earned:
Commercial automobile	$73,176	75,339	147,492	151,185
Workers compensation	62,069	66,590	126,710	136,967
General liability	83,967	91,853	169,188	186,077
Commercial property	50,294	48,970	100,630	97,855
Business owners’ policy	16,152	15,551	32,438	30,761
Bonds	4,828	4,560	9,431	9,183
Other	2,515	2,382	5,020	4,762
Total commercial lines	293,001	305,245	590,909	616,790
Personal automobile	35,243	33,034	69,563	65,886
Homeowners	21,126	17,618	41,619	34,724
Other	2,820	2,414	6,301	4,784
Total personal lines	59,189	53,066	117,483	105,394
Total net premiums earned	352,190	358,311	708,392	722,184
Miscellaneous income	2,231	3,797	4,497	5,063
Total Insurance Operations revenues	354,421	362,108	712,889	727,247
Investments:
Net investment income	36,545	26,368	71,251	42,085
Net realized loss on investments	(3,264)	(11,294)	(3,328)	(35,319)
Total investment revenues	33,281	15,074	67,923	6,766
Total all segments	387,702	377,182	780,812	734,013
Other income	16	13	18	28
Total revenues from continuing operations	$387,718	377,195	780,830	734,041

Income (loss) from continuing operations, before federal income tax	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Insurance Operations:
Commercial lines underwriting	$3,305	8,186	(7,667)	8,014
Personal lines underwriting	(6,466)	(2,154)	(10,099)	(4,945)
Underwriting (loss) income, before federal income tax	(3,161)	6,032	(17,766)	3,069
GAAP combined ratio	100.9%	98.3	102.5%	99.6
Statutory combined ratio	101.0%	98.8	101.9%	99.5
Investments:
Net investment income	36,545	26,368	71,251	42,085
Net realized loss on investments	(3,264)	(11,294)	(3,328)	(35,319)
Total investment income, before federal income tax	33,281	15,074	67,923	6,766
Total all segments	30,120	21,106	50,157	9,835
Interest expense	(4,655)	(4,843)	(9,497)	(9,867)
General corporate and other expenses	(2,617)	(4,015)	(10,165)	(8,703)

Income (loss) from continuing operations, before federal income tax	$22,848	12,248	30,495	(8,735)

NOTE 10.	Federal Income Taxes
Federal income taxes from continuing operations increased by $5.9 million for Second Quarter 2010, to an expense of $2.8 million, compared to a benefit of $3.1 million for Second Quarter 2009 and $15.0 million for Six Months 2010, to an expense of $3.8 million compared to a benefit of $11.1 million Six Months 2009.  These increases, which are attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 12% for both Second Quarter 2010 and Six Months 2010.  The tax benefit in Second Quarter 2009 and Six Months 2009 resulted in an effective tax rate of approximately (25)% and 128%, respectively.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

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

	Retirement Income Plan		Retirement Life Plan
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$1,945	2,003	-	-
Interest cost	3,090	2,771	79	74
Expected return on plan assets	(2,810)	(2,367)	-	-
Amortization of unrecognized prior service cost	38	38	1	-
Amortization of unrecognized net loss	1,171	1,117	-	-
Net periodic cost	$3,434	3,562	80	74

	Retirement Income Plan		Retirement Life Plan
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$3,942	4,007	-	32
Interest cost	6,015	5,542	158	191
Expected return on plan assets	(5,626)	(4,734)	-	-
Amortization of unrecognized prior service cost (credit)	75	75	-	(44)
Amortization of unrecognized net loss	2,095	2,235	3	-
Curtailment benefit	-	-	-	(4,217)
Net periodic cost (benefit)	$6,501	7,125	161	(4,038)

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.93%	6.24	5.93%	6.24
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	4.00%	4.00

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

We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2010, $4.4 million of which has been funded as of June 30, 2010.

NOTE 12.	Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2010 and Second Quarter 2009 are as follows:

Second Quarter 2010
($ in thousands)	Gross	Tax	Net
Net income	$20,810	2,044	18,766
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	31,498	11,024	20,474
Portion of OTTI recognized in OCI	3,617	1,265	2,352
Amortization of net unrealized losses on HTM securities	(802)	(280)	(522)
Reclassification adjustment for losses included in net income	783	274	509
Net unrealized gains	35,096	12,283	22,813
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,172	411	761
Prior service credit	38	13	25
Defined benefit pension plans	1,210	424	786
Comprehensive income	$57,116	14,751	42,365

Second Quarter 2009
($ in thousands)	Gross	Tax	Net
Net income	$12,631	(3,057)	15,688
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	24,422	8,547	15,875
Portion of OTTI recognized in OCI	(27)	(9)	(18)
Amortization of net unrealized gains on HTM securities	1,411	494	917
Reclassification adjustment for losses included in net income	9,368	3,279	6,089
Net unrealized gains	35,174	12,311	22,863
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,117	391	726
Prior service credit	38	14	24
Defined benefit pension plans	1,155	405	750
Comprehensive income	$48,960	9,659	39,301

The components of comprehensive income, both gross and net of tax, for Six Months 2010 and Six Months 2009 are as follows:

Six Months 2010
($ in thousands)	Gross	Tax	Net
Net income	$27,241	2,672	24,569
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	46,698	16,344	30,354
Portion of OTTI recognized in OCI	5,892	2,062	3,830
Amortization of net unrealized losses on HTM securities	(6,555)	(2,294)	(4,261)
Reclassification adjustment for gains included in net income	(1,614)	(565)	(1,049)
Net unrealized gains	44,421	15,547	28,874
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	2,098	735	1,363
Prior service credit	75	26	49
Defined benefit pension plans	2,173	761	1,412
Comprehensive income	$73,835	18,980	54,855

Six Months 2009
($ in thousands)	Gross	Tax	Net
Net income	$(8,291)	(11,102)	2,811
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	56,275	19,696	36,579
Portion of OTTI recognized in OCI	(27)	(9)	(18)
Amortization of net unrealized gains on HTM securities	4,403	1,541	2,862
Reclassification adjustment for losses included in net income	32,100	11,235	20,865
Net unrealized gains	92,751	32,463	60,288
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	2,235	782	1,453
Curtailment benefit	(1,387)	(485)	(902)
Prior service credit	31	11	20
Defined benefit pension plans	879	308	571
Comprehensive income	$85,339	21,669	63,670

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2010 are as follows:

June 30, 2010				Defined
	Net Unrealized Gain (Loss)			Benefit	Total
	OTTI	HTM	All	Pension	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)
Changes in component during period	3,830	631	24,413	1,412	30,286
Balance, June 30, 2010	$(4,179)	12,568	49,823	(40,386)	17,826

NOTE 13.	Commitments and Contingencies
At June 30, 2010, we had contractual obligations to invest up to an additional $94.8 million in other investments that expire at various dates through 2023.  There is no certainty that any such additional investment will be required.

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
In December 2009, we sold 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations.  We sold our interest in Selective HR for proceeds to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  In Second Quarter 2010 and Six Months 2010, we recorded an after-tax charge of $1.3 million and $2.1 million, respectively, primarily due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention, bringing our estimated sales price to approximately $9.3 million as of June 30, 2010 as compared to $12.3 million at December 31, 2009.

The following tables reflect the reclassification of the operating results of Selective HR as a discontinued operation as of June 30, 2009:

($ in thousands)	Second Quarter 2009	Six Months 2009
Net revenue	$11,054	23,773
Pre-tax profit	383	444
After-tax profit	330	403

Intercompany transactions related to the discontinued operations are as follows as of June 30, 2009:

($ in thousands)	Second Quarter 2009	Six Months 2009
Net revenue	$2,312	4,539

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

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Second Quarter 2010 and Six Months 2010;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Ratings;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

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

Financial Highlights of Results for Second Quarter 2010 and Six Months 20101

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
(Shares and $ in thousands, except per share amounts)	2010	2009	Points		2010	2009	Points
GAAP measures:
Revenues	$387,718	377,195	3%		$780,830	734,041	6%
Pre-tax net investment income	36,545	26,368	39		71,251	42,085	69
Pre-tax net income (loss)	20,810	12,631	65		27,241	(8,291)	429
Net income	18,766	15,688	20		24,569	2,811	774
Diluted net income per share	0.35	0.29	21		0.45	0.05	800
Diluted weighted-average outstanding shares[2]	54,361	53,234	2		54,289	53,181	2
GAAP combined ratio	100.9%	98.3	2.6	pts	102.5%	99.6	2.9	pts
Statutory combined ratio	101.0%	98.8	2.2		101.9%	99.5	2.4
Return on average equity	7.3%	6.8	0.5		4.8%	0.6	4.2
Non-GAAP measures:
Operating income[3]	$22,212	22,700	(2)%		$28,847	25,366	14%
Diluted operating income per share[3]	0.41	0.42	(2)		0.53	0.47	13
Operating return on average equity[3]	8.6	9.8	(1.2)	pts	5.6	5.5	0.1	pts

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

On a pre-tax basis, net income increased by $8.2 million in Second Quarter 2010 compared to Second Quarter 2009 due to:

•
Pre-tax net investment income earned, which increased by $10.2 million, to $36.5 million, primarily driven by income of $4.9 million on the alternative investment portion of our investment portfolio in Second Quarter 2010, compared to a loss on these investments of $8.9 million in Second Quarter 2009.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in returns on these investments is reflective of the stabilization in the capital and credit markets as compared to the same period last year.  This increase was partially offset by lower fixed maturity security income of $3.0 million, resulting from lower reinvestment yields and an increase in lower yielding short-term investments.  For additional information on our other investment portfolio and a discussion of the related strategies associated with this portfolio, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.

•
Net realized losses, pre-tax, which decreased by $8.0 million, to $3.3 million, driven by lower pre-tax non-cash OTTI charges of $6.2 million compared to OTTI charges of $12.5 million in Second Quarter 2009.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information on net realized gains and losses.

Partially offsetting these items are:

•
Pre-tax underwriting losses of $3.2 million in Second Quarter 2010, compared to pre-tax underwriting income of $6.0 million in Second Quarter 2009, primarily attributable to an increase of $10.7 million of catastrophe losses and $5.8 million of non-catastrophe property losses.  This increase was partially offset by favorable prior year casualty development of approximately $11 million compared to approximately $5 million in Second Quarter 2009.

Tax expense from continuing operations was $2.8 million in Second Quarter 2010 compared to a benefit of $3.1 million in Second Quarter 2009.  This increase was primarily driven by the increase in pre-tax investment income and the decrease in net realized losses as discussed above.

On a pre-tax basis, net income increased by $35.5 million in Six Months 2010 compared to Six Months 2009 due to:

•
Pre-tax net investment income earned, which increased by $29.2 million, to $71.3 million, primarily driven by income of $8.8 million on the alternative investment portion of our investment portfolio in Six Months 2010, compared to a loss on these investments of $29.4 million in Six Months 2009.  This increase was also partially offset by lower fixed maturity security income of $6.1 million resulting from lower reinvestment yields and an increase in lower yielding short-term investments, coupled with increased investment expenses due to approximately $2.2 million of costs incurred related to our decision to outsource our investment portfolio management operations.

•
Net realized losses, pre-tax, which decreased by $32.0 million, to $3.3 million, in Six Months 2010 driven by lower pre-tax non-cash OTTI charges of $14.4 million in Six Months 2010 compared to OTTI charges that were $39.6 million in Six Months 2009.

Partially offsetting these items are:

•
Pre-tax underwriting losses of $17.8 million in Six Months 2010 compared to pre-tax underwriting income of $3.1 million in Six Months 2009, primarily attributable to an increase of $33.6 million in catastrophe losses.  This increase was partially offset by a decrease in non-catastrophe property losses of $7.7 million and favorable prior year casualty development of $20 million compared to approximately $16 million in Six Months 2009.

Tax expense from continuing operations was $3.8 million in Six Months 2010 compared to a benefit of $11.1 million in Six Months 2009.  This increase was primarily driven by the increase in pre-tax investment income and the decrease in net realized losses as discussed above.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2010	2009	2010	2009

Operating income	$22,212	22,700	28,847	25,366
Net realized losses, after tax	(2,121)	(7,342)	(2,163)	(22,958)
Income from discontinued operations, after tax	-	330	-	403
Loss on disposal of discontinued operations, after tax	(1,325)	-	(2,115)	-
Net income	$18,766	15,688	24,569	2,811

Diluted operating income per share	$0.41	0.42	0.53	0.47
Diluted net realized losses per share	(0.04)	(0.14)	(0.04)	(0.43)
Diluted (loss) income on disposal of discontinued operations per share	(0.02)	0.01	(0.04)	0.01
Diluted net income per share	$0.35	0.29	0.45	0.05

On an after-tax basis, operating income was $22.2 million in Second Quarter 2010 compared to $22.7 million in Second Quarter 2009, and $28.8 million in Six Months 2010 compared to $25.4 million in Six Months 2009.  For both periods, operating income reflects increases in net investment income, partially offset by the increases in underwriting losses as discussed above.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 980 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 83% of net premium written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 17% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations” section of Item 1. “Business.” of our 2009 Annual Report.

Summary of Insurance Operations

All Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$353,524	365,263	(3)%		721,615	741,046	(3)%
Net premiums earned (“NPE”)	352,190	358,311	(2)		708,392	722,184	(2)
Less:
Losses and loss expenses incurred	239,980	239,049	-		494,123	491,243	1
Net underwriting expenses incurred	114,727	112,418	2		229,896	226,595	1
Dividends to policyholders	644	812	(21)		2,139	1,277	68
Underwriting (loss) income	$(3,161)	6,032	(152)%		(17,766)	3,069	(679)%
GAAP Ratios:
Loss and loss expense ratio	68.1%	66.7	1.4	pts	69.8%	68.0	1.8	pts
Underwriting expense ratio	32.6%	31.4	1.2		32.4%	31.4	1.0
Dividends to policyholders ratio	0.2%	0.2	-		0.3%	0.2	0.1
Combined ratio	100.9%	98.3	2.6		102.5%	99.6	2.9
Statutory Ratios:
Loss and loss expense ratio	68.1%	66.7	1.4		69.7%	68.0	1.7
Underwriting expense ratio	32.7%	31.9	0.8		31.9%	31.3	0.6
Dividends to policyholders ratio	0.2%	0.2	-		0.3%	0.2	0.1
Combined ratio	101.0%	98.8	2.2	pts	101.9%	99.5	2.4	pts

•
NPW decreased in both Second Quarter and Six Months 2010 compared to Second Quarter and Six Months 2009 due to economic conditions despite Commercial Lines renewal pure price increases of 3.3% in both Second Quarter and Six Months 2010.  Through Six Months 2010, we have experienced the most significant NPW decreases in our general liability and workers compensation lines of business, which have experienced reduced levels of exposure given the reductions in payroll and sales consistent with the high level of unemployment and the difficult economy.  These factors are reflected in the following:

o	Reductions in new business premiums of $11.6 million, to $71.7 million, in Second Quarter 2010 and $16.9 million, to $148.2 million, in Six Months 2010;
o
Audit and endorsement return premium of $17.9 million and $36.2 million in Second Quarter and Six Months 2010, respectively, compared to $19.7 million and $37.2 million in the comparable periods in 2009; and

o	Commercial Lines retention decrease of one point in both Second Quarter and Six Months 2010, to 75% and 76%, respectively.

•
NPE decreases in Second Quarter and Six Months 2010 compared to the same periods last year are consistent with the fluctuation in NPW for the 12-month period ended June 30, 2010 as compared to the 12-month period ended June 30, 2009.

•
For Second Quarter 2010 compared to Second Quarter 2009, the GAAP loss and loss expense ratio increased 1.4 points, due to an increase in property losses of $16.5 million, which included increased catastrophe losses of $10.7 million, or 3.1 points, to $16.0 million, in Second Quarter 2010.  The catastrophe losses in Second Quarter 2010 were driven primarily by several wind and thunderstorm events that encompassed the majority of our footprint.  This was partially offset by favorable prior year casualty development of approximately $11 million, or 3.1 points, compared to approximately $5 million, or 1.5 points, in Second Quarter 2009.  The development in Second Quarter 2010 was primarily due to favorable results in our 2008 and prior accident years for our general liability line of business and our 2007 through 2009 accident years on our commercial automobile line of business.  This favorable development was partially offset by unfavorable development in our workers compensation line due to pressure in our 2008 and 2009 accident years resulting from higher claim severity.  The favorable development in Second Quarter 2009 was driven by our workers compensation line of business.

The 1.8-point increase in the GAAP loss and loss expense ratio for Six Months 2010 compared to Six Months 2009 was primarily attributable to an increase in catastrophe losses of $33.6 million, or 4.8 points, to $40.2 million in Six Months 2010.  Partially offsetting this increase for Six Months 2010 was:  (i) favorable casualty prior year development of approximately $20 million, or 2.9 points, in Six Months 2010 compared to approximately $16 million, or 2.1 points, in Six Months 2009; and (ii) a decrease in non-catastrophe losses of $7.7 million, or 0.8 points.  The Six Months 2010 and 2009 development follows the same trends as the Second Quarter 2010 and Second Quarter 2009 development mentioned above.

•	The increase in the GAAP underwriting expense ratio in Second Quarter and Six Months 2010, compared to the same periods in the prior year, were primarily due to premium shortfalls.

Insurance Operations Outlook
The commercial lines insurance sector remains very competitive and is not achieving pure price increases overall.  We continue to work to maintain a balance between rate and retention.  Recent reports from:  (i) Commercial Lines Insurance Pricing Survey (“CLIPS”) showed that industry pricing was relatively flat during 2009; and (ii) Advisen showed industry pricing continued its decline last year.  Despite the competitive environment, our Commercial Lines renewal pure price increased 3.3% in both Second Quarter and Six Months 2010, while retention decreased one point in both periods to 75% and 76%, respectively, as compared to the same periods in the prior year. During Second Quarter 2010, we modified our pricing strategy to focus our pricing efforts on our worst performing business most aggressively to achieve profitability while focusing strongly on retention for our best performing business.  As a result, overall pricing will be determined by this strategy.

Our Personal Lines operations continues to experience NPW growth driven by:  (i) ongoing rate increases that went into effect during 2009 and 2010, which are expected to generate an additional $16.8 million in annual premium; (ii) higher levels of new business premium of $6.5 million, to $30.4 million through Six Months 2010; and (iii) maintaining strong retention at 83%.

The overall outlook on the industry for 2010 from key rating agencies is as follows:
•
A.M. Best Company (“A.M. Best”) – A.M. Best is maintaining a stable outlook on the industry looking forward, as they project that balance sheet strength and liquidity will remain adequate in 2010.  The industry benefited from the recovery in the financial markets to post a net profit in the first quarter of 2010.  However, NPW continues to deteriorate, falling 1.2% in the first quarter of 2010 amid sustained competitive market conditions in the commercial lines market, weak exposure growth, and excess capacity.  The industry posted a combined ratio of 101.0% during the period, which is a result of higher than expected catastrophe losses primarily driven by the winter storms in the northeast, offset by favorable prior year development.  A.M. Best believes that in 2010, the industry will continue to push personal line rate increases; however, rates in commercial lines will experience a slight decline.  They continue to expect industry returns will be strained through 2010 given an anticipated sluggish economic recovery, low yields in the credit market, and the likelihood of higher catastrophe losses that are anticipated to be roughly 4.0 points on the overall 2010 statutory combined ratio.

•
Fitch Ratings (“Fitch”) – Fitch projected that they would be maintaining their negative outlook over the next year, reflecting lingering economic and financial uncertainty.  In addition, Fitch projects an industry-wide statutory combined ratio of 104.0% for 2010, reflecting their belief that underwriting results will not improve significantly as they project premiums will have insignificant growth.  They anticipate that underwriting results will be impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

•
Standard & Poor’s Financial Services (“S&P”) – Earlier this year S&P reiterated their negative outlook on the commercial lines industry citing that although the industry has reaped some benefit from the economic recovery, commercial lines carriers are still dealing with low premium rates and weak investment returns, problems that they faced before the economic crisis began.  They believe that rates will remain flat to down slightly until the economic recovery gains momentum or a large loss event serves as a catalyst for significant rate increases.  Absent a large loss event, they project that a material improvement in pricing will not occur in 2010.

Our Commercial Lines business reported a statutory combined ratio of 99.9% and 100.8% for Second Quarter and Six Months 2010, respectively and our Personal Lines business reported a statutory combined ratio of 107.6% and 107.3% for the same periods.  The Personal Lines statutory combined ratio included 8.5 points and 9.8 points of catastrophe losses in Second Quarter and Six Months 2010, respectively, which reflects much higher levels of catastrophe losses than we have historically experienced.  In an effort to write profitable business in the current commercial and personal lines market conditions, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.

Our focus for 2010 includes the following:
•
Continuing to concentrate on our long-term strategy to improve profitability by diversifying our mix of business and writing more non-contractor classes of business, which typically experience lower volatility during economic cycles.  Through Six Months 2010, non-contractor new business comprised 66% of Commercial Lines new business, up from 60% in Six Months 2009.

•
Deploying second generation Commercial Lines predictive modeling tools that give our underwriters additional information, enabling them to make better decisions regarding individual account underwriting.  These tools also provide us with increased pricing granularity, allowing our agents the ability to compete for the most attractive accounts.

•	Continuing to manage our book of business by balancing anticipated Commercial Lines pure price increases with retention in a very competitive marketplace.
•
Personal Lines rate increases for 2010 which we believe could generate $14.8 million in additional premium annually.  Despite increases to our rates over the past several years, Personal Lines policy retention increased by four points to 83% and new policy counts increased nearly 30% from a year ago.

•
Implementing our Claims Strategic Program, which focuses on enhancing areas of:  (i) workers compensation best practices and targeted case management; (ii) litigation management; (iii) fraud detection and recovery recognition through use of advanced systems analytics; (iv) claims automation; and (v) vendor management.  We believe that these initiatives will allow us to maintain our reputation for superior claims service while enabling us to leverage our current resources to increase the effectiveness and efficiency of the claims area.

•
Sales management efforts, including our market planning tools and leads program.  Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in under-penetrated territories.  We have continued to expand our independent agency count, which now stands at approximately 980 agencies across our footprint.  These independent insurance agencies are serviced by approximately 100 field-based AMSs who make hands-on underwriting decisions on a daily basis.  In addition, we use our predictive modeling and business analytics to build tools that help our agents identify potential new customers.

•
Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system.  Average premiums of approximately $328,000 per workday were processed through our One & Done® small business system during Second Quarter 2010, up 3% from Second Quarter 2009.  These technology-based systems complement our existing underwriting group, giving them more time to focus on underwriting the more technical accounts.

Review of Underwriting Results by Line of Business

Commercial Lines Results

Commercial Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$286,882	306,630	(6)%		598,791	632,071	(5)%
NPE	293,001	305,245	(4)		590,909	616,790	(4)
Less:
Losses and loss expenses incurred	192,856	199,821	(3)		401,077	411,566	(3)
Net underwriting expenses incurred	96,196	96,426	-		195,360	195,933	-
Dividends to policyholders	644	812	(21)		2,139	1,277	68
Underwriting income (loss)	$3,305	8,186	(60)%		(7,667)	8,014	(196)%
GAAP Ratios:
Loss and loss expense ratio	65.8%	65.5	0.3	pts	67.9%	66.7	1.2	pts
Underwriting expense ratio	32.9%	31.5	1.4		33.0%	31.8	1.2
Dividends to policyholders ratio	0.2%	0.3	(0.1)		0.4%	0.2	0.2
Combined ratio	98.9%	97.3	1.6		101.3%	98.7	2.6
Statutory Ratios:
Loss and loss expense ratio	65.8%	65.5	0.3		67.8%	66.7	1.1
Underwriting expense ratio	33.9%	32.5	1.4		32.6%	31.8	0.8
Dividends to policyholders ratio	0.2%	0.3	(0.1)		0.4%	0.2	0.2
Combined ratio	99.9%	98.3	1.6	pts	100.8%	98.7	2.1	pts

•
NPW decreased in Second Quarter and Six Months 2010 compared to the same periods last year due to the continued economic weakness and an ongoing very competitive insurance marketplace.  We have experienced the most significant decreases in our general liability and workers compensation lines of businesses due to reduced levels of exposure.  This decrease is evidenced by the following:

o	Reductions in direct new business of $14.7 million, or 21%, to $55.2 million in the Second Quarter 2010 and $23.5 million, or 17%, to $117.8 million in Six Months 2010;
o
Reductions in net renewals of $5.9 million, or 2%, to $264.2 million, including a 1-point decrease in policy retention that was 75% in Second Quarter 2010 compared to 76% in Second Quarter 2009.  Net renewals decreased $9.5 million, or 2%, to $543.7 million in Six Months 2010, including a 1-point decrease in retention, to 76%.  These decreases were partially offset by renewal pure price increases of 3.3% in both Second Quarter and Six Months 2010 compared to a renewal pure price increase of 0.6% in Second Quarter 2009 and a decrease of 0.1% in Six Months 2009; and

o	Audit and endorsement return premium during Second Quarter and Six Months 2010 was relatively flat compared to the same periods in 2009 at $18.1 million and $36.6 million, respectively.

•	NPE decreased in Second Quarter and Six Months 2010, consistent with the fluctuation in NPW for the 12-month period ended June 30, 2010 as compared to the 12-month period ended June 30, 2009.

•
The 0.3-point increase in the GAAP loss and loss expense ratio in Second Quarter 2010 compared to Second Quarter 2009 was primarily attributable to catastrophe losses of $11.0 million, or 3.7 points, in Second Quarter 2010 compared to catastrophe losses of $3.8 million, or 1.2 points, in Second Quarter 2009.  Second Quarter 2010 catastrophe losses were driven by 10 wind and thunderstorm events.  Partially offsetting the increases in losses was approximately $12 million, or 4.1 points, of favorable casualty prior year development in Second Quarter 2010 compared to approximately $6 million, or 2.1 points, in Second Quarter 2009.  The development in Second Quarter 2010 was primarily due to favorable results in our general liability and commercial automobile lines, partially offset by adverse development in our workers compensation line.  The development in Second Quarter 2009 was primarily due to favorable prior year development in our workers compensation line.

The 1.2-point increase in the GAAP loss and loss expense ratio in Six Months 2010 compared to Six Months 2009 was primarily attributable to catastrophe losses of $28.7 million, or 4.9 points, in Six Months 2010 compared to catastrophe losses of $4.7 million, or 0.8 points, in Six Months 2009.  Partially offsetting catastrophe losses was favorable casualty prior year development of $21 million, or 3.6 points, in Six Months 2010, compared to favorable casualty prior year development of approximately $14 million, or 2.2 points, in Six Months 2009.  The development in Six Months 2010 was primarily due to favorable results in our general liability and commercial automobile lines, partially offset by adverse development in our workers compensation line.  The development in Six Months 2009 was primarily due to favorable prior year development in our workers compensation line.

•	The GAAP underwriting expense ratio increases in Second Quarter and Six Months 2010 compared to the same periods last year were primarily attributable to declines in premiums earned.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$83,513	92,429	(10)%		173,047	192,233	(10)%
Statutory NPE	83,967	91,853	(9)		169,188	186,077	(9)
Statutory combined ratio	93.5%	103.7	(10.2)	pts	93.2%	104.0	(10.8)	pts
% of total statutory commercial NPW	29%	30			29%	30

NPW for this line of business decreased in Second Quarter and Six Months 2010 compared to the same periods last year, primarily driven by:  (i) net renewal decreases of $3.8 million, or 5%, to $80.6 million in Second Quarter 2010, and $8.7 million, or 5%, to $164.4 million in Six Months 2010; (ii) new business decreases of $3.1 million, or 17%, to $15.2 million in Second Quarter 2010, and $6.1 million, or 16%, to $31.5 million in Six Months 2010; and (iii) endorsement and audit return premium of $7.7 million and $16.0 million in Second Quarter and Six Months 2010, respectively, compared to a return premium of $6.6 million and $13.0 million in the same periods a year ago.  These decreases are primarily driven by the current economic weakness and competitive nature of the insurance marketplace.  As of June 30, 2010, approximately 50% of this line of business’s premium is subject to audit, whereby actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs. These decreases were partially offset by:  (i) renewal pure price increases of 4.6% in Second Quarter 2010 compared to increases of 1.6% in Second Quarter 2009 and increases of 4.5% in Six Months 2010 compared to increases of 0.6% in Six Months 2009; and (ii) policy retention, which increased two points in Second Quarter and Six Months 2010, to 76% and 75%, respectively, compared to the same periods last year.

The decrease in the statutory combined ratio for Second Quarter and Six Months 2010 compared to the same period in the prior year was driven by favorable prior year development in accident years 2008 and prior of approximately $10 million, or 11.9 points, in Second Quarter 2010 and $19 million, or 11.2 points, in Six Months 2010, compared to favorable prior year development of approximately $1 million, or 1.5 points, in Second Quarter 2009 and unfavorable development of approximately $2 million, or 0.9 points, in Six Months 2009.

Workers Compensation

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$57,360	64,696	(11)%		129,543	136,872	(5)%
Statutory NPE	62,069	66,590	(7)		126,710	136,967	(7)
Statutory combined ratio	127.4%	100.9	26.5	pts	121.7%	96.6	25.1	pts
% of total statutory commercial NPW	20%	21			22%	22

In Second Quarter and Six Months 2010, NPW on this line decreased compared to the same periods last year, primarily driven by a reduction in exposure due to the elevated levels of unemployment.  This is reflected in:  (i) new business decreases of $6.5 million, or 36%, to $11.7 million in Second Quarter 2010, and $10.3 million, or 28%, to $26.6 million in Six Months 2010; and (ii) net renewal decreases of $3.2 million, or 5%, to $57.7 million in Second Quarter 2010.  Net renewals were relatively flat for Six Months 2010 compared to Six Months 2009 at $126.1 million.  In addition, endorsement and audit return premium was $10.1 million in Second Quarter 2010 and $18.5 million in Six Months 2010, compared to return premium of $12.0 million and $20.6 in Second Quarter and Six Months 2009, respectively.  These decreases were partially offset by renewal pure price increases of 2.0% in Second Quarter 2010 compared to increases of 0.2% in Second Quarter 2009, and increases of 2.2% in Six Months 2010 compared to decreases of 0.4% in Six Months 2009.

The increase in the statutory combined ratio of this line in Second Quarter and Six Months 2010 compared to the same periods last year reflects unfavorable prior year statutory development of approximately $8 million, or 12.9 points, in Second Quarter 2010 and unfavorable prior year development of approximately $14 million, or 11.0 points, in Six Months 2010 primarily associated with increased severity in the 2008 and 2009 accident years, compared to favorable development of approximately $4 million, or 6.0 points, in Second Quarter 2009 and favorable development of approximately $11 million, or 8.0 points, in Six Months 2009 driven by favorable emergence in the 2007 and prior accident years.

Commercial Automobile

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$72,770	76,187	(4)%		148,255	156,046	(5)%
Statutory NPE	73,176	75,339	(3)		147,492	151,185	(2)
Statutory combined ratio	87.9%	99.0	(11.1)	pts	89.4%	97.6	(8.2)	pts
% of total statutory commercial NPW	25%	25			25%	25

The decrease in NPW in Second Quarter and Six Months 2010 compared to the same period last year was primarily driven by:  (i) net renewals that decreased $1.9 million, or 3%, to $60.9 million in Second Quarter 2010 and $6.1 million, or 5%, to $123.4 million in Six Months 2010, reflecting a decrease in policy retention of one point to 77% in both periods; and (ii) new business decreases of $2.0 million, or 14%, to $12.1 million in Second Quarter 2010 and a decrease of $3.0 million, or 11%, to $25.5 million in Six Months 2010 compared to the same periods last year.  These decreases were partially offset by renewal pure price increases of 3.2% and 3.4% in Second Quarter and Six Months 2010, respectively, compared to increases of 0.8% and 0.2% in Second Quarter and Six Months 2009, respectively.

The decrease in the statutory combined ratio for Second Quarter and Six Months 2010 compared to the same periods last year, was primarily driven by favorable casualty prior year development of approximately $10 million, or 13.7 points, in Second Quarter 2010, due to lower than anticipated severity primarily in the 2007 through 2009 accident years, and favorable casualty prior year development of approximately $17 million, or 11.2 points, in Six Months 2010, due to lower than anticipated severity primarily in the 2005 through 2009 accident years, compared to favorable casualty prior year development in Second Quarter 2009 of approximately $2 million, or 2.0 points, and favorable casualty prior year development of approximately $5 million, or 3.0 points, in Six Months 2009, due to favorable emergence in accident years 2005 through 2007.

Commercial Property

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$49,502	50,217	(1)%		99,641	100,451	(1)%
Statutory NPE	50,295	48,970	3		100,630	97,855	3
Statutory combined ratio	90.3%	78.6	11.7	pts	99.3%	89.8	9.5	pts
% of total statutory commercial NPW	17%	16			17%	16

NPW for this line of business decreased slightly in Second Quarter 2010 and Six Months 2010 compared to Second Quarter 2009 and Six Months 2009 due to new business premium decreases of $2.5 million, or 22%, to $8.9 million in Second Quarter 2010, and $3.8 million, or 16%, to $19.5 million in Six Months 2010.  This was partially offset by net renewal increases of $1.1 million, or 3%, to $44.5 million in Second Quarter 2010, and $2.6 million, or 3%, to $88.5 million in Six Months 2010.  These net renewal increases were driven by renewal pure price increases of 2.5% in Second Quarter 2010 compared to decreases of 0.2% in Second Quarter 2009, and increases of 2.4% in Six Months 2010 compared to decreases of 0.8% in Six Months 2009.

NPE increases in Second Quarter and Six Month 2010 compared to the same periods last year, are driven by the increase in NPW for the 12-month period ended June 30, 2010 as compared to the 12-month period ended June 30, 2009.

The increase in the statutory combined ratio for Second Quarter 2010 and Six Months 2010 compared to same periods last year was driven by an increase in catastrophe losses of $6.9 million, or 13.5 points, in Second Quarter 2010, and an increase in catastrophe losses of $20.5 million, or 20.3 points, in Six Months 2010.  This increased level of catastrophe losses is due largely to a high frequency of catastrophic events in our footprint area, including three major snow, ice, and wind storms in February 2010 and two major rain, hail, and wind storms in March 2010 in the northeast and mid-Atlantic states coupled with several wind and thunderstorm events during Second Quarter 2010.  This was partially offset by decreases in non-catastrophe property losses of $0.5 million, or 1.8 points, in Second Quarter 2010, and $9.4 million, or 10.5 points, in Six Months 2010.

Personal Lines Results

Personal Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$66,642	58,633	14%		122,824	108,975	13%
NPE	59,189	53,066	12		117,483	105,394	11
Less:
Losses and loss expenses incurred	47,124	39,228	20		93,046	79,677	17
Net underwriting expenses incurred	18,531	15,992	16		34,536	30,662	13
Underwriting loss	$(6,466)	(2,154)	(200)%		(10,099)	(4,945)	(104)%
GAAP Ratios:
Loss and loss expense ratio	79.6%	73.9	5.7	pts	79.2%	75.6	3.6	pts
Underwriting expense ratio	31.3%	30.2	1.1		29.4%	29.1	0.3
Combined ratio	110.9%	104.1	6.8		108.6%	104.7	3.9
Statutory Ratios:
Loss and loss expense ratio	79.6%	74.0	5.6		79.2%	75.6	3.6
Underwriting expense ratio	28.0%	28.1	(0.1)		28.1%	28.9	(0.8)
Combined ratio	107.6%	102.1	5.5	pts	107.3%	104.5	2.8	pts

•	NPW increased in Second Quarter and Six Months 2010 compared to Second Quarter and Six Months 2009 primarily due to:
o
21 rate increases, 16 of which are 5% or more, that went into effect across our Personal Lines footprint during Six Months 2010 and are expected to generate an additional $10.1 million in annual premium;

o	New business direct premium written increases of $3.1 million, or 23%, to $16.5 million for Second Quarter 2010 and $6.5 million, or 27%, to $30.4 million for Six Months 2010;
o	Net renewal direct premium written increases of $4.7 million, or 10%, to $51.6 million for Second Quarter 2010 and $6.5 million, or 7%, to $95.3 million for Six Months 2010; and
o	Policy retention increase of four points to 83%.

•
NPE increases in Second Quarter and Six Months 2010, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended June 30, 2010 as compared to the 12-month period ended June 30, 2009.

•
The 5.7-point increase in the GAAP loss and loss expense ratio in Second Quarter 2010 compared to Second Quarter 2009 was primarily attributable to increased property losses of $8.4 million, or 11.5 points, which included an increase in catastrophe losses of $3.6 million driven by several wind and thunderstorm events.  This was partially offset by premium earned outpacing loss costs.

The 3.6-point increase in the GAAP loss and loss expense ratio for the Six Months 2010 compared to Six Months 2009 was attributable to an increase in catastrophe losses of $9.6 million, or 8.0 points, driven by the above mentioned Second Quarter 2010 catastrophe losses and three major snow, ice, and wind storms in February 2010 and two major rain, hail, and wind storms in March 2010.  This increase was partially offset by premium earned outpacing loss costs.

•
The increase in the GAAP underwriting expense ratio in Second Quarter and Six Months 2010 compared to Second Quarter and Six Months 2009 was primarily attributable to a South Carolina municipal tax levied on our flood premiums related to our 2008 and 2009 tax years.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, our strategy on this line includes:  (i) writing new policies in our expansion states; (ii) continued diversification in our territory structure; and (iii) providing the excellent service that our policyholders and agents demand.  The rate increases that we anticipate obtaining in 2010 are expected to generate an additional $14.8 million in annual premium.  Policy retention continues to be positive, despite increases to our rates over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency accounts in our core book of business.

Reinsurance
We have successfully completed negotiations of our July 1, 2010 excess of loss treaties with highlights as follows:

Property Excess of Loss
The Property Excess of Loss treaty (“Property Treaty”) was renewed with the same terms as the expiring treaty providing for per risk coverage of $28.0 million in excess of a $2.0 million retention.
•	The per occurrence cap on the total program is $64.0 million.
•	The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second, $20.0 million in excess of $10.0 million, layer remains at $80.0 million.
•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.
•	The renewal treaty rate decreased by 2%.

Casualty Excess of Loss
The Casualty Excess of Loss treaty (“Casualty Treaty”) was renewed with the same terms as the expiring treaty providing the following per occurrence coverage:
•	The first layer provides coverage for 85% of up to $3.0 million in excess of a $2.0 million retention.
•	The next five layers provide coverage for 100% of up to $85.0 million in excess of $5.0 million.
•
Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.  Annual aggregate terrorism limits, net of co-participation, remained the same at $198.8 million.

•	The renewal treaty rate increased by 9%.

Investments

As mid-year 2010 approached, global markets had turned more pessimistic with regard to the economic recovery.  Concerns over slowing global growth, particularly in China, the European sovereign debt crisis, and the failure to contain the Gulf of Mexico oil spill tempered the optimism that rallied financial markets in the first quarter of 2010.  U.S. growth, albeit modest for 2010, is expected to be slow but positive over the remainder of the year.  Federal funds rates remained low, which contributed to the continued recovery in valuations of fixed maturity securities.  We saw improvement in our overall investment portfolio and had an increase in pre-tax unrealized/unrecognized gains of $44.4 million during Six Months 2010.

Credit quality of our fixed maturity portfolio continues to remain high, with an average S&P rating of “AA+.”  This is primarily due to the large allocation of the fixed income portfolio to high-quality municipal bonds, agency residential mortgage-backed securities (“RMBS”), and government and agency obligations.  Although we maintain a high-quality municipal bond portfolio at an average S&P rating of “AA+”, we continue to closely monitor this portfolio given the general uncertainty about states and municipalities and the ability of such issuers to fulfill their obligations in light of ongoing budget constraints.  Exposure to non-investment grade bonds represents only 1% of the total fixed maturity portfolio.  We have 19 non-investment grade rated securities in the investment portfolio with a total fair value of $29.0 million and an unrealized/unrecognized loss balance of $6.7 million as of June 30, 2010.

During the first half of 2010 we decided to outsource our investment management operations to two third party managers, which does not indicate a change to our overall investment strategy, only a change in the execution model.  We expect to benefit from broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

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

The following table presents information regarding our investment portfolio:

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Total invested assets					$3,890,628	3,618,987	8%
Net investment income – before tax	$36,545	26,368	39%		71,251	42,085	69
Net investment income – after tax	27,928	21,869	28		54,753	37,010	48
Unrealized gain during the period – before tax	35,097	35,174	(0)		44,422	92,751	(52)
Unrealized gain during the period – after tax	22,813	22,863	(0)		28,874	60,288	(52)
Net realized losses – before tax	(3,264)	(11,294)	71		(3,328)	(35,319)	91
Net realized losses – after tax	(2,121)	(7,342)	71		(2,163)	(22,958)	91
Effective tax rate	23.6%	17.1	6.5	pts	23.2%	12.1	11.1	pts
Annual after-tax yield on fixed maturity securities					2.9%	3.4	(0.5)
Annual after-tax yield on investment portfolio					2.9%	2.1	0.8

Total Invested Assets
Our investment portfolio totaled $3.9 billion at June 30, 2010, an increase of 8% compared to June 30, 2009.  This was driven primarily by valuation improvements within the fixed income portfolio, which resulted in an $87.0 million improvement in unrealized gains, bringing the portfolio from a $1.4 million unrealized gain position at June 30, 2009 to an $88.4 million unrealized gain position at June 30, 2010.  Available cash flows from calls and maturities, equity sales, and other operating cash flows were invested in short-term investments to help mitigate market risk and to increase the amount of liquid assets available for the new investment managers to deploy after the transition of the portfolio in June 2010.

Our investment portfolio consists primarily of fixed maturity investments (85%), but also contains short-term investments (9%), other investments (4%), and equity securities (2%).  We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The duration of the fixed maturity portfolio as of June 30, 2010, including short-term investments, was an average 3.3 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years, which was relatively consistent with the prior year.  The current duration of the fixed maturity portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale (“AFS”) fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

As of June 30, 2010, alternative investments represented 4% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $94.8 million in these alternative investments through commitments that currently expire at various dates through 2023.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for quantitative data on our alternative investments portfolio by strategy.

Our portfolio continues to have a weighted average credit rating of “AA+” despite ratings migration due to general economic conditions.  The following table presents the credit ratings of our fixed maturity portfolios:

Fixed Maturity	June 30,	December 31,
Rating	2010	2009
Aaa/AAA	51%	57%
Aa/AA	26%	25%
A/A	18%	14%
Baa/BBB	4%	3%
Ba/BB or below	1%	1%
Total	100%	100%

To manage and mitigate exposure to losses, we analyze our mortgage-backed securities (“MBS”) both at the time of purchase and as part of the ongoing portfolio evaluation.  This analysis may include loan level reviews of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows under various economic and default scenarios, as well as other information that aids in determining the health of the underlying assets.  We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.  For additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” in our 2009 Annual Report.

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$392.6	9.5	AAA	$475.6	1.8	AAA
State and municipal obligations	465.6	24.3	AA+	379.8	20.3	AA+
Corporate securities	647.7	31.7	A+	379.6	14.1	A+
MBS	331.8	5.0	AA+	373.9	(17.2)	AA+
Asset-backed securities (“ABS”)	32.7	0.9	AA+	27.0	0.4	AA
Total AFS portfolio	$1,870.4	71.4	AA+	$1,635.9	19.4	AA+

State and Municipal Obligations:
General obligations	$271.0	12.9	AAA	$222.6	11.0	AA+
Special revenue obligations	194.6	11.4	AA+	157.2	9.3	AA+
Total state and municipal obligations	$465.6	24.3	AA+	$379.8	20.3	AA+

Corporate Securities:
Financial	$177.7	5.6	A+	$67.4	3.0	AA-
Industrials	70.8	5.2	A	46.6	2.2	A
Utilities	22.6	1.5	BBB+	18.9	0.9	A-
Consumer discretion	46.2	2.6	A	26.3	1.3	A-
Consumer staples	66.7	3.9	A-	51.6	1.4	A
Healthcare	110.3	6.4	AA-	52.8	1.7	AA-
Materials	21.7	1.8	A-	20.7	0.8	A-
Energy	55.0	0.5	AA-	42.4	1.3	AA-
Information technology	24.7	1.1	A+	10.8	0.1	AA
Telecommunications services	20.4	1.0	A	14.6	0.5	A
Other	31.6	2.1	A	27.5	0.9	A
Total corporate securities	$647.7	31.7	A+	$379.6	14.1	A+

MBS:
Government guaranteed agency commercial mortgage-backed securities (“CMBS”)	$73.7	4.0	AAA	$94.6	1.1	AAA
Non-agency CMBS	9.3	(4.2)	B+	-	-	-
Government guaranteed agency RMBS	95.6	3.6	AAA	105.2	0.1	AAA
Other agency RMBS	116.7	4.8	AAA	119.8	1.9	AAA
Non-agency RMBS	25.6	(2.5)	BBB-	30.2	(12.8)	A-
Alternative-A (“Alt-A”) RMBS	10.9	(0.7)	AAA	24.1	(7.5)	A-
Total MBS	$331.8	5.0	AA+	$373.9	(17.2)	AA+

ABS:
ABS	$31.8	1.2	AA+	$27.0	0.4	AA
Sub prime ABS[2,3]	0.9	(0.3)	D	-	-	-
Total ABS	$32.7	0.9	AA+	$27.0	0.4	AA

1 U.S. government includes corporate securities fully guaranteed by the Federal Depositary Insurance Corporation (“FDIC”).
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3 Subprime ABS includes one security which is currently expected to default on its obligations according to the rating agencies.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at June 30, 2010 and December 31, 2009:

June 30, 2010 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio:
U.S. government obligations[1]	$106.6	101.7	4.9	5.1	10.0	AAA
State and municipal obligations	1,095.3	1,072.2	23.1	27.2	50.3	AA+
Corporate securities	99.5	89.8	9.7	(4.6)	5.1	A
MBS	190.1	181.3	8.8	(7.7)	1.1	AAA
ABS	19.4	16.9	2.5	(3.0)	(0.5)	A
Total HTM portfolio	$1,510.9	1,461.9	49.0	17.0	66.0	AA+

State and Municipal Obligations:
General obligations	$295.1	289.9	5.2	12.6	17.8	AA+
Special revenue obligations	800.2	782.3	17.9	14.6	32.5	AA
Total state and municipal obligations	$1,095.3	1,072.2	23.1	27.2	50.3	AA+

Corporate Securities:
Financial	$34.0	30.2	3.8	(2.6)	1.2	A
Industrials	24.5	20.6	3.9	(1.8)	2.1	A
Utilities	17.2	16.3	0.9	(0.1)	0.8	A-
Consumer discretion	12.6	12.7	(0.1)	0.3	0.2	A+
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.2	1.9	0.3	(0.1)	0.2	BBB-
Energy	3.6	3.2	0.4	(0.2)	0.2	BB+
Total corporate securities	$99.5	89.8	9.7	(4.6)	5.1	A

MBS:
Government guaranteed agency CMBS	$10.6	10.3	0.3	-	0.3	AAA
Other agency CMBS	3.7	3.7	-	-	-	AAA
Non-agency CMBS	53.3	48.0	5.3	(9.3)	(4.0)	AA+
Government guaranteed agency RMBS	4.4	4.0	0.4	-	0.4	AAA
Other agency RMBS	112.1	109.2	2.9	1.8	4.7	AAA
Non-agency RMBS	6.0	6.1	(0.1)	(0.2)	(0.3)	AAA
Total MBS	$190.1	181.3	8.8	(7.7)	1.1	AAA

ABS:
ABS	$17.8	16.0	1.8	(2.4)	(0.6)	AA-
Alt-A ABS	1.6	0.9	0.7	(0.6)	0.1	CC
Total ABS	$19.4	16.9	2.5	(3.0)	(0.5)	A

December 31, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Fixed Maturity Portfolio:
U.S. government obligations[1]	$146.0	144.8	1.2	5.6	6.8	AAA
State and municipal obligations	1,210.8	1,201.4	9.4	33.9	43.3	AA
Corporate securities	107.5	98.8	8.7	(6.0)	2.7	A-
MBS	242.8	236.4	6.4	(17.6)	(11.2)	AA+
ABS	33.1	29.0	4.1	(6.0)	(1.9)	AA-
Total HTM portfolio	$1,740.2	1,710.4	29.8	9.9	39.7	AA+

State and Municipal Obligations:
General obligations	$301.5	300.8	0.7	14.7	15.4	AA+
Special revenue obligations	909.3	900.6	8.7	19.2	27.9	AA
Total state and municipal obligations	$1,210.8	1,201.4	9.4	33.9	43.3	AA

Corporate Securities:
Financial	$35.4	31.8	3.6	(4.0)	(0.4)	A
Industrials	29.1	25.7	3.4	(2.0)	1.4	A-
Utilities	16.5	16.3	0.2	(0.1)	0.1	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.9	0.7	0.5	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$107.5	98.8	8.7	(6.0)	2.7	A-

MBS
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.8	3.8	-	0.1	0.1	AAA
Non-agency CMBS	77.6	74.4	3.2	(18.9)	(15.7)	AA+
Government guaranteed agency RMBS	4.2	3.9	0.3	(0.2)	0.1	AAA
Other agency RMBS	140.2	137.7	2.5	2.5	5.0	AAA
Non-agency RMBS	5.9	5.8	0.1	(1.1)	(1.0)	AAA
Total MBS	$242.8	236.4	6.4	(17.6)	(11.2)	AA+

ABS:
ABS	$30.2	27.0	3.2	(5.1)	(1.9)	AA
Alt-A ABS	1.8	1.0	0.8	(0.5)	0.3	CC
Sub-prime ABS[2]	1.1	1.0	0.1	(0.4)	(0.3)	A
Total ABS	$33.1	29.0	4.1	(6.0)	(1.9)	AA-

1U.S. government includes corporate securities fully guaranteed by the FDIC.
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of June 30, 2010:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
MBIA Inc.	$251,174	AA-	A+
Assured Guaranty	207,002	AA+	AA
Financial Guaranty Insurance Company	132,051	AA-	AA-
Ambac Financial Group, Inc.	113,081	AA-	AA-
Other	8,235	AA	A
Total	$711,543	AA	AA-

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at June 30, 2010:

State Exposures of Municipal Bonds	General	Special	Fair	Average Credit
($ in thousands)	Obligation	Revenue	Value	Quality

Texas	$113,381	76,390	189,771	AA+
Washington	47,994	47,100	95,094	AA+
Florida	521	89,228	89,749	AA-
Arizona	6,911	73,734	80,645	AA+
North Carolina	41,290	30,325	71,615	AA+
New York	-	69,066	69,066	AA+
Illinois	20,667	43,651	64,318	AA
Ohio	21,475	34,960	56,435	AA+
Colorado	35,300	22,999	58,299	AA
Other	259,243	466,419	725,662	AA+
	$546,782	953,872	1,500,654	AA+
Advanced refunded/escrowed to maturity bonds	19,295	40,896	60,191	AA+
Total	$566,077	994,768	$1,560,845	AA+

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment which can, in many instances, provide a higher quality credit profile than general obligation bonds.  As such, we believe our special revenue bond portfolio is appropriate for the current environment.  The following table provides further quantitative details on our special revenue bonds:

June 30, 2010 ($ in thousands)	Market Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$197,672	21%	AA
Water and Sewer	177,253	19%	AA+
Electric	114,309	12%	AA
Total Essential Services	489,234	52%	AA+

Education	149,852	16%	AA+
Special Tax	116,009	12%	AA
Housing	92,628	10%	AA+
Other:
Leasing	43,426	4%	AA
Hospital	20,349	2%	AA-
Other	42,374	4%	AA-
Total Other	106,149	10%	AA
Total Special Revenue Bonds	$953,872	100%	AA+

For details regarding our special revenue bond sectors, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2009 Annual Report.

Net Investment Income

Net investment income, before tax, increased $10.2 million and $29.2 million, for Second Quarter 2010 and Six Months 2010, respectively, compared to the same periods last year.  For both Second Quarter and Six Months 2010 the improvement was driven by income on the alternative investment portion of our other investment portfolio compared to a loss on these investments in the comparable periods during 2009.  The improvement in returns on this portfolio is also the primary driver in both the increase in our investment portfolio’s effective tax rate, to 23.6% from 17.1% for Second Quarter 2010 and to 23.2% from 12.1% for Six Months 2010, as well as the increase in the annualized after-tax yield on the overall portfolio, to 2.9% from 2.1%.

Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets.  In addition, the 2009 adoption of fair value accounting guidance had led to increased volatility in the period-to-period changes in the fair values associated with the underlying assets of the partnerships which, under the revised guidance, are based on current exit values.  Partially offsetting the improved alternative investment returns was:  (i) decreases in fixed maturity security income of $3.0 million for Second Quarter 2010 and $6.1 million for Six Months 2010 resulting primarily from lower fixed maturity reinvestment yields; (ii) an increase in lower yielding short-term investments as part of our transition to the new investment managers; and (iii) an increase in investment expense which included one-time charges of approximately $0.5 million and $2.2 million in Second Quarter and Six Months 2010, respectively, related to our decision to outsource the management of our investment portfolio.  These reduced yields drove our year-to-date after-tax yield on our fixed maturity securities portfolio to 2.9% from 3.4% at this point in 2009.

Realized Gains and Losses:

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized losses at June 30 were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
HTM fixed maturity securities
Gains	$368	112	412	138
Losses	(210)	(125)	(450)	(294)
AFS fixed maturity securities
Gains	325	9,090	4,782	13,598
Losses	(7,558)	(7,055)	(7,589)	(8,959)
AFS equity securities
Gains	9,995	9,043	14,174	28,706
Losses	-	(8,695)	(233)	(27,744)
Other Investments
Gains	-	-	-	-
Losses	-	(1,189)	-	(1,189)
Total other net realized investment gains	2,920	1,181	11,096	4,256
Total OTTI charges recognized in earnings	(6,184)	(12,475)	(14,424)	(39,575)
Total net realized losses	$(3,264)	(11,294)	(3,328)	(35,319)

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of Time in an	Quarter ended		Quarter ended
Unrealized Loss Position	June 30, 2010		June 30, 2009
	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$6,403	432	13,574	2,132
7 – 12 months	-	-	14,215	2,486
Greater than 12 months	10,257	7,098	27,042	2,609
Total fixed maturities	16,660	7,530	54,831	7,227
Equities:
0 – 6 months	-	-	10,934	8,695
7 – 12 months	-	-	-	-
Total equity securities	-	-	10,934	8,695
Other investments
7 – 12 months	-	-	4,816	1,189
Total other investments	-	-	4,816	1,189
Total	$16,660	7,530	70,581	17,111

Period of Time in an	Six Months ended		Six Months ended
Unrealized Loss Position	June 30, 2010		June 30, 2009
	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463	44,165	2,460
7 – 12 months	-	-	38,292	3,424
Greater than 12 months	10,257	7,098	36,418	3,247
Total fixed maturities	21,719	7,561	118,875	9,131
Equities:
0 – 6 months	4,128	233	27,313	20,308
7 – 12 months	-	-	8,230	7,436
Total equity securities	4,128	233	35,543	27,744
Other investments
7 – 12 months	-	-	4,816	1,189
Total other investments	-	-	4,816	1,189
Total	$25,847	7,794	159,234	38,064

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
HTM securities
ABS	$-	1,202	31	2,353
CMBS	1,464	711	4,125	711
RMBS	317	-	317	-
Total HTM securities	1,781	1,913	4,473	3,064

AFS securities
Corporate securities	-	1,271	-	1,271
CMBS	1,372	-	1,372	-
RMBS	2,359	8,650	7,907	33,795
Total fixed maturity AFS securities	3,731	9,921	9,279	35,066
Equity securities	672	641	672	1,445
Total AFS securities	4,403	10,562	9,951	36,511

Total OTTI charges recognized in earnings	$6,184	12,475	14,424	39,575

We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income (“OCI”) for the non-credit related portion.  Under previously existing accounting guidance, a decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  In addition, for significant inputs used to measure OTTI and qualitative information regarding these charges, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at June 30, 2010 and December 31, 2009:

June 30, 2010	0 – 6 months		7 – 11 months		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses
AFS securities
Obligations of states and political subdivisions	$10,716	(20)	-	-	-	-
Corporate securities	16,925	(1,666)	-	-	-	-
ABS	1,069	(2)	-	-	925	(329)
CMBS	-	-	-	-	9,141	(4,161)
RMBS	6,324	(73)	-	-	35,397	(3,203)
Total fixed maturity securities	35,034	(1,761)	-	-	45,463	(7,693)
Equity securities	30,295	(3,361)	1,142	(323)	2,803	(603)
Subtotal	$65,329	(5,122)	1,142	(323)	48,266	(8,296)

HTM securities
Obligations of states and political subdivisions	$5,545	(33)	9,399	(75)	62,715	(1,949)
Corporate securities	2,220	(29)	-	-	7,813	(214)
ABS	-	-	-	-	6,981	(813)
CMBS	-	-	-	-	10,447	(5,297)
RMBS	-	-	-	-	5,961	(254)
Subtotal	$7,765	(62)	9,399	(75)	93,917	(8,527)

Total AFS and HTM	$73,094	(5,184)	10,541	(398)	142,183	(16,823)

December 31, 2009	0 – 6 months		7 – 11 months [1]		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses
AFS securities
U.S. government and government agencies	$187,283	(1,210)	-	-	-	-
Obligations of states and political subdivisions	8,553	(120)	-	-	3,059	(17)
Corporate securities	74,895	(829)	-	-	10,550	(417)
ABS	2,983	(17)	-	-	3,960	(40)
CMBS	36,447	(637)	-	-	-	-
RMBS	77,674	(493)	654	(21)	53,607	(20,198)
Total fixed maturity securities	387,835	(3,306)	654	(21)	71,176	(20,672)
Equity securities	3,828	(214)	-	-	5,932	(396)
Sub-total	$391,663	(3,520)	654	(21)	77,108	(21,068)

HTM securities
U.S. government and government agencies	$19,746	(29)	9,713	(288)	-	-
Obligations of states and political subdivisions	40,904	(332)	5,767	(181)	74,360	(2,684)
Corporate securities	6,124	(102)	-	-	19,233	(1,310)
ABS	-	-	-	-	13,343	(2,496)
CMBS	-	-	316	(728)	22,044	(16,194)
RMBS	5,068	(146)	-	-	5,892	(935)
Sub-total	$71,842	(609)	15,796	(1,197)	134,872	(23,619)

Total AFS and HTM	$463,505	(4,129)	16,450	(1,218)	211,980	(44,687)

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI accounting guidance issued in 2009.

Gross pre-tax unrealized/unrecognized losses decreased for our fixed maturity portfolio as compared to December 31, 2009, primarily driven by general improvement in the overall marketplace.  In addition, $14.1 million of the decrease was due to the Second Quarter 2010 sale of certain fixed maturity securities.  For further details regarding these sales, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.  As of June 30, 2010, 89 fixed maturity securities and 27 equity securities were in an unrealized loss position.  At December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.  For qualitative information regarding this conclusion, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

In addition, the following table presents information regarding securities in our portfolio with the five largest unrealized/unrecognized balances as of June 30, 2010:

	Cost/		Unrealized/
	Amortized	Fair	Unrecognized
($ in thousands)	Cost	Value	Losses
GS Mortgage Securities Corp II	$5,730	3,133	(2,597)
Mach One Trust	4,017	1,828	(2,189)
BP Capital Markets PLC	10,127	8,521	(1,606)
ACT Depositor Corp	1,712	208	(1,504)
Morgan Stanley Capital I	5,000	3,525	(1,475)

GS Mortgage Securities Corp II (unrealized/unrecognized loss of $2.6 million)
This security is a senior tranche of a Re-REMIC (a re-securitization) that represents an undivided interest in a static pool of seasoned subordinated CMBS.  Based on our OTTI evaluation at March 31, 2010, this security was deemed to be other-than-temporarily impaired.  Based on our re-evaluation of this position as of June 30, 2010, there has been no further credit deterioration, and therefore, the remaining $2.6 million unrealized/unrecognized loss balance represents the non-credit portion of this impairment.

Mach One Trust (unrealized/unrecognized loss of $2.2 million)
Despite the unrealized loss being 54% of its amortized cost, the unrealized loss was only 14% of its amortized cost last quarter and there have been no actual losses on this security to date.  The security has low exposure to specialty service entities and its loan-to-value ratio is under 70%.  In addition, this security is a CMBS with very low delinquencies over 60 days.  Based on these factors, among others, we have determined the impairment to be only temporary.

BP Capital Markets PLC (unrealized/unrecognized loss of $1.6 million)
This security’s unrealized/unrecognized loss position is approximately 16% of its amortized cost and is predominantly related to the market reaction associated with BP’s unknown exposure from the oil spill in the Gulf of Mexico.  The market perception is that this decline is a temporary market reaction to these events and that it does not pose any significant concern about BP’s ability to fulfill its financial obligations.  We believe this security is only temporarily impaired; however, we will continue to closely monitor events regarding the cleanup efforts and BP’s financial stability moving forward.

ACT Depositor Corp (unrealized/unrecognized loss of $1.5 million)
This security is a senior tranche of a Re-REMIC (a re-securitization) that represents an undivided interest in a static pool of seasoned subordinated CMBS.  Although the tranche is senior with 62% credit support, the underling deals have an average subordination of 2.75%.  Based on our analysis at June 30, 2010, we have determined that this security is other-than-temporarily impaired.  The $1.5 million unrealized/unrecognized loss balance represents the non-credit portion of this impairment.

Morgan Stanley Capital I (unrealized/unrecognized loss of $1.5 million)
This security is a CMBS with credit support of approximately 30%.  The unrealized loss position of this security is marginally elevated at approximately 30% of its amortized cost.  In accordance with our OTTI policy, we stress tested this security and performed a discounted cash flow analysis of the underlying cash flows, which did not indicate that the impairment was other than temporary, despite the fact that the life is expected to extend slightly beyond the initial projected maturity.

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at June 30, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$7,856	6,669
Due after one year through five years	57,922	51,569
Due after five years through ten years	24,173	22,259
Due after ten years	-	-
Total	$89,951	80,497

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at June 30, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$13,450	11,678
Due after one year through five years	62,607	57,088
Due after five years through ten years	37,719	36,470
Due after ten years	5,970	5,845
Total	$119,746	111,081

Investments Outlook
After excessive optimism in April and May, global markets turned more pessimistic on the economy during June.  Most signs still point to a slow but positive growth trajectory for the U.S. economic expansion that began in July of 2009, but languishing housing and unemployment statistics will likely continue to restrain growth.  The Federal Reserve continues its low interest rate policy in response to these conditions.  Although the investment community expects 2010 to have moderate economic growth, the economy still faces significant challenges.  U.S. unemployment rates will likely not see a meaningful reduction and consumer spending will remain modest, which will continue to have a dampening effect on the growth potential of the Gross Domestic Product.  The flight to quality into the U.S. Treasury markets has depressed yields.  The fixed income sector performed well as investors continued to favor quality and spreads tightened in response.  Globally, equity markets declined as investors sought safer havens.

The outsourcing of our fixed income and equity investment management to third party managers was successfully completed, and is now fully operational.  Our overall investment strategy has not changed, only the execution model.  We are benefiting from broader specific sector knowledge, advanced risk management tools, and greater flexibility in trade execution.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will invest in high quality instruments, while striving to reduce risk, including additions to high-grade corporate bonds with targeted maturities of approximately five years to lessen incremental interest rate risk.

We have lowered our exposure to equities and will be pursuing a more index-neutral position for this asset class, in the near term, providing greater sector and sponsor diversification.

Our current outlook for the alternative investment strategy is positive despite the volatility in investment income over the past two years.  Performance of the alternatives portfolio has rebounded as the merger and acquisitions environment has improved and financing has become available.  In the near term we will remain cautious and limit our exposure in the alternative investment class.

Federal Income Taxes
Federal income taxes from continuing operations increased by $5.9 million for Second Quarter 2010 and $15.0 million in Six Months 2010, to an expense of $2.8 million and $3.8 million, respectively, compared to a benefit of $3.1 million for Second Quarter 2009 and $11.1 million in Six Months 2009.  These increases, which were attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 12% for both Second Quarter 2010 and Six Months 2010.  The tax benefit in Second Quarter 2009 and Six Months 2009 resulted in an effective tax rate of approximately (25)% and 128%, respectively.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $344 million at June 30, 2010, primarily comprised of $46 million at the Parent and $298 million at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given the financial market volatility over the past two years, we have continued to maintain higher than historical cash and short-term investment balances as of June 30, 2010.  In addition, during Second Quarter 2010 we intentionally increased our cash and short-term position as the Company transitioned the portfolio to its new outside managers.  Short-term investments are maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners (“NAIC”) and high-quality, investment grade commercial paper.

Sources of cash for the Parent have consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during Second Quarter 2010.  In addition, there were no borrowings under its line of credit or any additional borrowings from its Indiana Subsidiaries.

We currently anticipate the Insurance Subsidiaries paying approximately $48 million of dividends to the Parent in 2010, of which $24.0 million was paid through Second Quarter 2010, compared to our allowable ordinary maximum dividend amount of approximately $101 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current conditions.  For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 11. “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

Our $30 million line of credit (“Line of Credit”) is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company and allows us to increase our borrowings to $50 million with the approval of both lending parties.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of June 30, 2010.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:
	Required as of June 30, 2010	Actual as of June 30, 2010
Consolidated net worth	$790.0 million	$1.0 billion
Statutory surplus	Not less than $750 million	$1.0 billion
Debt-to-capitalization ratio	Not to exceed 30%	20.0%
A.M. Best financial strength rating	Minimum of A-	A+

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At June 30, 2010, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity portfolio, including short-term investments, was 3.3 years as of June 30, 2010, while the liabilities of the Insurance Subsidiaries have a duration of 3.6 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, and other relevant factors.  Our ability to declare dividends was restricted by covenants contained in our 8.87% Senior Notes that matured on May 4, 2010.  All such covenants were met during 2010.  For further information regarding our notes payable and the related covenants, see Note 10. “Indebtedness,” included in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.  Our next principal repayment of $13 million is due in 2014, with the next principal repayment occurring beyond that in 2034.  Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service our debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At June 30, 2010, we had statutory surplus and GAAP stockholders’ equity of $1.0 billion.  We had total debt of $262.3 million at June 30, 2010, which equates to a debt-to-capital ratio of approximately 20.0%.

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

Book value per share increased to $19.65 as of June 30, 2010 from $18.83 as of December 31, 2009, primarily driven by:  (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.54; and (ii) net income which led to an increase in book value per share of $0.46.  Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.27.

Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2010 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook.  They cited our strong capitalization, solid level of operating profitability and established presence within our targeted regional markets.  We have been rated “A” or higher by A.M. Best for the past 80 years, with our current rating of “A+ (Superior)” being in place for the last 49 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best, could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our line of credit.

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

•
Fitch Ratings — Our “A+” rating was reaffirmed in the first quarter of 2009, citing our disciplined underwriting culture, conservative balance sheet, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.  Fitch revised our outlook to “negative” from “stable” citing a deterioration of recent underwriting performance on an absolute basis and relative to our rating category.  To a lesser extent, the negative outlook also reflected Fitch’s concern about further declines in our capitalization tied to investment losses.

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

Off-Balance Sheet Arrangements
At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At June 30, 2010, we had contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $94.8 million in other investments.  There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data” of our 2009 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2009 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter or Six Months 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors” in our 2009 Annual Report except for the modification of the following risk factors:

We are heavily regulated and changes in regulation may reduce our profitability and limit our growth.
Our Insurance Operations are heavily regulated and subject to extensive laws and regulations that are subject to change.  By virtue of the McCarran-Ferguson Act, Congress has traditionally ceded insurance regulation to the various states.  We, however, are subject to federal regulators, such as the SEC, for securities issues, and the Federal Trade Commission, for privacy issues.  We also are subject to non-governmental regulators, such as the NASDAQ Stock Market and the New York Stock Exchange, where we list our securities.  Many of these regulators, to some degree, have overlap with each other on various matters.  They also have different regulations on the same legal issues that are subject to their individual interpretative discretion.  Consequently, we have the risk that one regulator’s position may conflict with another regulator’s position on the same issue.  As compliance is generally reviewed in hindsight, we also are subject to the risk that interpretations will change over time.

The primary public policy behind state insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders.  By virtue of the McCarran-Ferguson Act, Congress has traditionally delegated insurance regulation to the various states.  For Insurance Subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed.  The broad regulatory, administrative, and supervisory powers of the various state departments of insurance include:

•
Related to our financial condition, review and approval of such matters as minimum capital and surplus requirements, standards of solvency, security deposits, methods of accounting, form and content of statutory financial statements, reserves for unpaid loss and loss expenses, reinsurance, payment of dividends and other distributions to shareholders, periodic financial examinations and annual and other report filings.

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

Although the federal government traditionally has not regulated insurance, federal legislation and administrative policies do affect us, including the Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, Office of Foreign Assets Control, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act.  As a result of issuing workers compensation policies, we also are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid and SCHIP Extension Act of 2007.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").  Among other things, the Dodd-Frank Act, created a Financial Stability and Oversight Council that may designate certain insurance companies and insurance holding companies as nonbank financial companies subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board of Governors") on a variety of issues, including capital requirements, leverage limits, liquidity requirements, and examinations.  If the Federal Reserve Board of Governors deems any nonbank financial company under its supervision to pose a grave threat to the financial stability of the United States, it may limit the company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities.

The Dodd-Frank Act also established a Federal Insurance Office in the U.S. Treasury Department to monitor all aspects of the insurance industry and lines of business other than certain health insurance, certain long-term care insurance, and crop insurance.  The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards.  The Dodd-Frank Act also provides in certain instances for the pre-emption of state laws regulating reinsurance and other limited insurance matters.  At this time, it is not possible to predict with any degree of certainty whether any other proposed legislation or regulatory changes will be adopted or what impact, if any, the Dodd-Frank Act or any other such legislation or changes could have on our business, financial condition or results of operations.

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

•
Reform of the National Flood Insurance Program (“NFIP”).  There have been legislative proposals to reform the NFIP by:  (i) expanding coverage to include coverage for losses from wind damage; and (ii) forgiving the nearly $20 billion in debt amassed by the NFIP from the catastrophic storms of 2004 and 2005.  We believe that the expansion of coverage to include wind losses would significantly increase the cost and availability of NFIP insurance.

We cannot predict whether any of these or any related proposal will be adopted, or what impact, if any, such proposals, could have on our business, financial condition or results of operations if enacted.

There can be no assurance that the Dodd-Frank Act or any other actions of the U.S. Government, Federal Reserve, and other governmental and regulatory bodies to reform the financial markets and provide future financial stability, will achieve their intended effect.
A primary objective of the Dodd-Frank Act, which was signed into law on July 21, 2010, is to reform the financial markets and provide future financial stability.  Among other things, the Dodd-Frank Act heightens supervision and regulation of financial institutions, requires strengthened capital levels, tightens oversight of credit rating agencies, requires an overhaul of the regulation of the derivatives market, and reforms and requires more transparency in governance and executive compensation.  The Dodd-Frank Act covers almost every aspect of financial regulation and analysis of its practical implications is in its early stages.  Implementation of the Dodd-Frank Act will require an extraordinary amount of rulemaking and regulators are given significant discretion.  Consequently, its final shape and practical impact are, in many respects, still to be determined.  As a result, it is presently unclear the full impact this legislation will have on our operations.

However, if, even in the short-term, the Dodd-Frank Act is not perceived by the investing public as a means to effectively reform and provide stability to the financial markets, it could result in a further deterioration of investor confidence in the U.S. economy and financial markets, which could further increase constraints on the liquidity available in the banking system and financial markets and increase pressure on the price of our fixed income and equity portfolios.  These results could materially and adversely affect our results of operations, financial condition, liquidity, and the trading price of the Parent’s Common Stock.  In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage its capital position and liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies.  In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements intended to restore confidence in financial institutions and reduce the future economic events like those of the recent past.  These authorities may also seek to exercise their supervisory and enforcement authority in new or more robust ways.  Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements.  These developments, if they occurred could materially affect our results of operations, financial conditions, and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in Second Quarter 2010:
			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Programs	Announced Programs
April 1 – 30, 2010	-	$-	-	-
May 1 – 31, 2010	323	16.77	-	-
June 1 – 30, 2010	-	-	-	-
Total	323	16.77	-	-

[1]
During Second Quarter 2010, 323 shares were purchased from employees in connection with the vesting of restricted stock units.  These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees and were purchased at the closing price on the dates of purchase.  These shares were not purchased as part of any publicly announced program.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.
* 3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated May 3, 2010.
* 10.1	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010)
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 29, 2010
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 29, 2010
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)