Form 10-Q
period 2010-09-30
SELECTIVE INSURANCE GROUP INC
filed 2010-10-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010
or

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
Yes ☐                      No ☒
As of September 30, 2010, there were 53,512,025 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents
		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2010 (Unaudited)
	and December 31, 2009	1
	Unaudited Consolidated Statements of Income for the
	Quarter and Nine Months Ended September 30, 2010 and 2009	2
	Unaudited Consolidated Statements of Stockholders’ Equity for the
	Nine Months Ended September 30, 2010 and 2009	3
	Unaudited Consolidated Statements of Cash Flow for the
	Nine Months Ended September 30, 2010 and 2009	4
	Notes to Unaudited Interim Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Forward-Looking Statements	26
	Introduction	26
	Critical Accounting Policies and Estimates	26
	Financial Highlights of Results for Third Quarter 2010 and Nine Months 2010	27
	Results of Operations and Related Information by Segment	29
	Federal Income Taxes	51
	Financial Condition, Liquidity, and Capital Resources	51
	Ratings	53
	Accounting Pronouncements to be Adopted	54
	Off-Balance Sheet Arrangements	54
	Contractual Obligations and Contingent Liabilities and Commitments	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6.	Exhibits	60

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
($ in thousands, except share amounts)	2010	2009
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carry value
(fair value: $1,440,143 – 2010; $1,740,211 – 2009)	$1,372,698	1,710,403
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $2,006,685 – 2010; $1,616,456 – 2009)	2,115,049	1,635,869
Equity securities, available-for-sale – at fair value
(cost of: $55,051 – 2010; $64,390 – 2009)	63,116	80,264
Short-term investments (at cost which approximates fair value)	265,043	213,848
Other investments	154,728	140,667
Total investments	3,970,634	3,781,051
Cash	422	811
Interest and dividends due or accrued	36,283	34,651
Premiums receivable, net of allowance for uncollectible
accounts of: $4,856 – 2010; $5,880 – 2009	460,394	446,577
Reinsurance recoverables, net	307,105	276,018
Prepaid reinsurance premiums	115,745	105,522
Current federal income tax	24,760	17,662
Deferred federal income tax	79,799	111,038
Property and equipment – at cost, net of accumulated
depreciation and amortization of: $149,255 – 2010; $141,251 – 2009	41,832	46,287
Deferred policy acquisition costs	218,590	218,601
Goodwill	7,849	7,849
Other assets	71,108	68,760
Total assets	$5,334,521	5,114,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$2,809,797	2,745,799
Unearned premiums	880,698	844,847
Notes payable	262,326	274,606
Accrued salaries and benefits	101,464	103,802
Other liabilities	187,920	143,398
Total liabilities	$4,242,205	4,112,452

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares 360,000,000
Issued: 96,189,223 – 2010; 95,822,959 – 2009	192,378	191,646
Additional paid-in capital	241,472	231,933
Retained earnings	1,159,496	1,138,978
Accumulated other comprehensive income (loss)	48,220	(12,460)
Treasury stock – at cost (shares: 42,677,198 – 2010; 42,578,779 – 2009)	(549,250)	(547,722)
Total stockholders’ equity	1,092,316	1,002,375
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,334,521	5,114,827

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Net premiums earned	$354,709	355,906	1,063,101	1,078,090
Net investment income earned	32,986	36,585	104,237	78,670
Net realized gains (losses):
Net realized investment gains (losses)	2,864	(741)	13,960	3,515
Other-than-temporary impairments	(4,091)	(5,833)	(16,326)	(45,467)
Other-than-temporary impairments on fixed maturity securities
recognized in other comprehensive income	1,284	1,591	(905)	1,650
Total net realized gains (losses)	57	(4,983)	(3,271)	(40,302)
Other income	1,950	2,667	6,465	7,758
Total revenues	389,702	390,175	1,170,532	1,124,216

Expenses:
Losses and loss expenses incurred	245,019	242,032	739,142	733,275
Policy acquisition costs	114,042	114,520	346,143	342,148
Interest expense	4,559	4,751	14,056	14,618
Other expenses	4,022	7,045	18,636	21,083
Total expenses	367,642	368,348	1,117,977	1,111,124

Income from continuing operations, before federal income tax	22,060	21,827	52,555	13,092

Federal income tax expense (benefit):
Current	(1,691)	(426)	8,475	3,818
Deferred	4,920	1,647	(1,435)	(13,740)
Total federal income tax expense (benefit)	3,229	1,221	7,040	(9,922)

Net income from continuing operations	18,831	20,606	45,515	23,014

Loss from discontinued operations, net of tax of $(4,147) for Third
Quarter 2009 and $(4,106) for Nine Months 2009	-	(7,599)	-	(7,196)
Loss on disposal of discontinued operations, net of tax of $(880) for
Third Quarter 2010 and $(2,019) for Nine Months 2010	(1,634)	-	(3,749)	-
Total discontinued operations, net of tax	(1,634)	(7,599)	(3,749)	(7,196)

Net income	$17,197	13,007	41,766	15,818

Earnings per share:
Basic net income from continuing operations	0.35	0.39	0.85	0.44
Basic net loss from disposal of discontinued operations	(0.03)	(0.14)	(0.07)	(0.14)
Basic net income	$0.32	0.25	0.78	0.30

Diluted net income from continuing operations	0.35	0.38	0.84	0.43
Diluted net loss from disposal of discontinued operations	(0.03)	(0.14)	(0.07)	(0.13)
Diluted net income	$0.32	0.24	0.77	0.30

Dividends to stockholders	$0.13	0.13	0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Nine Months ended September 30,
($ in thousands, except per share amounts)	2010		2009
Common stock:
Beginning of year	$191,646		190,527
Dividend reinvestment plan
(shares: 81,471 – 2010; 96,265 – 2009)	163		193
Stock purchase and compensation plans
(shares: 284,793 – 2010; 274,517 – 2009)	569		549
End of period	192,378		191,269

Additional paid-in capital:
Beginning of year	231,933		217,195
Dividend reinvestment plan	1,098		1,136
Stock purchase and compensation plans	8,441		9,873
End of period	241,472		228,204

Retained earnings:
Beginning of year	1,138,978		1,128,149
Cumulative effect adjustment due to adoption of other-than-temporary
impairment guidance under ASC 320, net of deferred income tax	-		2,380
Net income	41,766	41,766	15,818	15,818
Cash dividends to stockholders ($0.39 per share – 2010;
$0.39 per share – 2009)	(21,248)		(20,932)
End of period	1,159,496		1,125,415

Accumulated other comprehensive income (loss):
Beginning of year	(12,460)		(100,666)
Cumulative-effect adjustment due to adoption of other-than-temporary
impairment guidance under ASC 320, net of deferred income tax	-		(2,380)
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairment losses
recognized in other comprehensive income, net of deferred income tax	3,026		(998)
Other net unrealized gains on investment securities, net of
deferred income tax	55,556		91,529
Total unrealized gains on investment securities	58,582	58,582	90,531	90,531
Defined benefit pension plans, net of deferred income tax	2,098	2,098	1,377	1,377
End of period	48,220		(11,138)
Comprehensive income		102,446		107,726

Treasury stock:
Beginning of year	(547,722)		(544,712)
Acquisition of treasury stock
(shares: 98,419 – 2010; 172,937 – 2009)	(1,528)		(2,709)
End of period	(549,250)		(547,421)
Total stockholders’ equity	$1,092,316		986,329

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended
	September 30,
($ in thousands)	2010	2009
Operating Activities
Net Income	$41,766	15,818

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,175	21,045
Loss on disposal of discontinued operations	3,749	-
Stock-based compensation expense	9,774	9,178
Undistributed (income) losses of equity method investments	(6,338)	26,744
Net realized losses	3,271	40,302
Postretirement life curtailment benefit	-	(4,217)
Unrealized gain on trading securities	-	(262)
Goodwill impairment	-	12,214
Deferred tax benefit	(1,435)	(17,666)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	32,912	47,631
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	25,123	39,121
(Increase) decrease in net federal income tax recoverable	(5,079)	13,252
Increase in premiums receivable	(13,817)	(10,275)
Decrease (increase) in deferred policy acquisition costs	11	(11,375)
(Increase) decrease in interest and dividends due or accrued	(1,491)	1,038
Decrease in accrued salaries and benefits	(2,749)	(10,920)
Decrease in accrued insurance expenses	(6,872)	(4,242)
Sale of trading securities	-	2,831
Other-net	1,284	(2,905)
Net adjustments	61,518	151,494
Net cash provided by operating activities	103,284	167,312

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	-	(158,827)
Purchase of fixed maturity securities, available-for-sale	(699,133)	(757,538)
Purchase of equity securities, available-for-sale	(47,930)	(75,856)
Purchase of other investments	(14,348)	(13,466)
Purchase of short-term investments	(1,409,971)	(1,600,685)
Sale of subsidiary	681	-
Sale of fixed maturity securities, held-to-maturity	-	5,819
Sale of fixed maturity securities, available-for-sale	157,823	470,202
Sale of short-term investments	1,358,779	1,561,901
Redemption and maturities of fixed maturity securities, held-to-maturity	238,923	197,095
Redemption and maturities of fixed maturity securities, available-for-sale	251,875	88,402
Sale of equity securities, available-for-sale	76,277	125,211
Proceeds from other investments	18,468	23,149
Purchase of property and equipment	(4,062)	(4,139)
Net cash used in investing activities	(72,618)	(138,732)

Financing Activities
Dividends to stockholders	(19,516)	(19,833)
Acquisition of treasury stock	(1,528)	(2,709)
Principal payment of notes payable	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	3,084	2,914
Excess tax benefits from share-based payment arrangements	(795)	(1,125)
Net cash used in financing activities	(31,055)	(33,053)
Net decrease in cash and cash equivalents	(389)	(4,473)
Net decrease in cash and cash equivalents from discontinued operations	-	(1,609)
Net decrease in cash from continuing operations	(389)	(2,864)
Cash from continuing operations, beginning of year	811	3,606
Cash from continuing operations, end of period	$422	742

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the third quarters ended September 30, 2010 (“Third Quarter 2010”) and September 30, 2009 (“Third Quarter 2009”) and the nine-month periods ended September 30, 2010 (“Nine Months 2010”) and September 30, 2009 (“Nine Months 2009”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

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

In January 2010, the FASB issued ASC Update 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

Accounting Pronouncements to be Adopted
In October 2010, the FASB issued ASU Update 2010-26, Financial Services-Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $218.6 million as of September 30, 2010.

NOTE 5.         Statements of Cash Flow
Our cash paid (received) during the period for interest and federal income tax was as follows:

	Nine Months ended September 30,
($ in thousands)	2010	2009
Cash paid (received) during the period for:
Interest	$11,620	11,879
Federal income tax	14,000	(8,500)

NOTE 6.         Investments
(a) The carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

September 30, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$94,677	4,904	99,581	7,530	-	107,111
Obligations of state and political
subdivisions	995,521	24,989	1,020,510	38,314	(213)	1,058,611
Corporate securities	87,145	(3,974)	83,171	10,945	-	94,116
Asset-backed securities (“ABS”)	14,165	(2,574)	11,591	1,591	(424)	12,758
Commercial mortgage-backed
securities (“CMBS”)[1]	64,355	(6,009)	58,346	7,438	(1,375)	64,409
Residential mortgage-backed
securities (“RMBS”)[2]	98,000	1,499	99,499	3,639	-	103,138
Total HTM fixed maturity securities	$1,353,863	18,835	1,372,698	69,457	(2,012)	1,440,143

December 31, 2009		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$139,278	5,555	144,833	1,694	(549)	145,978
Obligations of state and political
subdivisions	1,167,461	33,951	1,201,412	14,833	(5,450)	1,210,795
Corporate securities	104,854	(6,028)	98,826	9,665	(913)	107,578
ABS	32,025	(5,707)	26,318	3,920	(82)	30,156
CMBS[1]	110,812	(19,171)	91,641	7,407	(3,658)	95,390
RMBS[2]	146,124	1,249	147,373	3,153	(212)	150,314
Total HTM fixed maturity securities	$1,700,554	9,849	1,710,403	40,672	(10,864)	1,740,211

1 CMBS includes government guaranteed agency securities with a carrying value of $9.9 million at September 30, 2010 and $10.8 million at December 31, 2009.
2 RMBS includes government guaranteed agency securities with a carrying value of $4.0 million at September 30, 2010 and $3.9 million at December 31, 2009.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.4 years as of September 30, 2010 and 3.5 years as of December 31, 2009.

(b) The cost/amortized cost, unrealized gains (losses), and fair value of available-for-sale (“AFS”) securities were as follows:

September 30, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$318,805	11,829	-	330,634
Foreign government	7,908	632	-	8,540
Obligations of states and political subdivisions	446,716	33,610	(5)	480,321
Corporate securities	820,970	48,628	(113)	869,485
ABS	23,334	897	(218)	24,013
CMBS[2]	98,338	6,783	(3,079)	102,042
RMBS[3]	290,614	11,117	(1,717)	300,014
AFS fixed maturity securities	2,006,685	113,496	(5,132)	2,115,049
AFS equity securities	55,051	8,065	-	63,116
Total AFS securities	$2,061,736	121,561	(5,132)	2,178,165

December 31, 2009
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$473,750	2,994	(1,210)	475,534
Obligations of states and political subdivisions	359,517	20,419	(137)	379,799
Corporate securities	365,500	15,330	(1,246)	379,584
ABS	17,638	358	(17)	17,979
CMBS[2]	102,514	1,854	(677)	103,691
RMBS[3]	297,537	2,457	(20,712)	279,282
AFS fixed maturity securities	1,616,456	43,412	(23,999)	1,635,869
AFS equity securities	64,390	16,484	(610)	80,264
Total AFS securities	$1,680,846	59,896	(24,609)	1,716,133

1 U.S. government includes corporate securities fully guaranteed by the Federal Depositary Insurance Corporation (“FDIC”) with a fair value of $121.7 million at September 30, 2010 and $136.2 million at December 31, 2009.
2 CMBS includes government guaranteed agency securities with a fair value of $74.7 million at September 30, 2010 and $94.6 million at December 31, 2009.
3 RMBS includes government guaranteed agency securities with a fair value of $93.5 million at September 30, 2010 and $105.2 million at December 31, 2009.

Unrealized gains/losses represent market value fluctuations from the later of:  (i) the date of security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

During Nine Months 2010, 34 securities with a carrying value of $85.1 million in a net unrecognized gain position of $4.6 million were reclassified from the HTM category to AFS due to recent credit rating downgrades by either Moody’s Investors Service (“Moody’s”) or Standard and Poor’s Financial Services (“S&P”).  These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2010 and December 31, 2009, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class, and by length of time those securities have been in a net loss position:

September 30, 2010	Less than 12 months		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
Obligations of states and political subdivisions	$505	(5)	-	-
Corporate securities	41,792	(113)	-	-
ABS	-	-	933	(218)
CMBS	-	-	11,048	(3,079)
RMBS	24,297	(109)	30,116	(1,608)
Total fixed maturity securities	66,594	(227)	42,097	(4,905)
Equity securities	-	-	-	-
Subtotal	$66,594	(227)	42,097	(4,905)

	Less than 12 months			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
Obligations of states and political
subdivisions	$5,579	(264)	249	33,546	(2,508)	1,404
Corporate securities	-	-	-	5,872	(927)	774
ABS	534	(547)	(414)	6,723	(1,972)	1,270
CMBS	3,640	36	(38)	5,510	(1,993)	(1,337)
RMBS	-	-	-	94	(39)	-
Subtotal	$9,753	(775)	(203)	51,745	(7,439)	2,111

Total AFS and HTM	$76,347	(1,002)	(203)	93,842	(12,344)	2,111

December 31, 2009	Less than 12 months[1]		12 months or longer[1]
($ in thousands)	Fair Value	Unrealized Losses[2]	Fair Value	Unrealized Losses[2]
AFS securities
U.S. government and government agencies[4]	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	-	-
CMBS	36,447	(637)	3,960	(40)
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months[1]			12 months or longer[1]
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]	Fair Value	Unrealized Losses[2]	Gains (Losses)[3]
HTM securities
U.S. government and government agencies[4]	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	10,403	(4,633)	2,197
CMBS	316	(538)	(190)	24,984	(15,650)	(604)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total AFS and HTM	$479,955	(5,847)	500	211,980	(51,479)	6,792

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

Unrealized/unrecognized losses decreased by $38.6 million compared to December 31, 2009 due to:  (i) the general improvement in the overall marketplace for our fixed maturity securities portfolio, which is reflected in the reduction in the number of securities in an unrealized/unrecognized loss position; and (ii) the sale of certain fixed maturity securities that resulted in a decrease to unrealized/unrecognized losses of $14.3 million.  For further discussion on realized gains and losses, see section (i) of this note below.

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  At September 30, 2010, securities that had an unrealized/unrecognized loss position for more than 12 months amounted to $10.2 million, primarily driven by a $6.4 million unrealized/unrecognized loss in our CMBS portfolio.  This includes:  (i) $4.0 million of non-credit OTTI charges recognized in AOCI that were generated concurrently with credit-related charges; and (ii) $2.4 million of securities with an average decline in fair value of 20% of their amortized cost.  Evaluations were performed on the securities which indicated that the impairments were temporary.  All scheduled principal and interest payments have been received to date.  The remaining $3.8 million of unrealized/unrecognized losses are comprised of 45 securities, 14 of which are RMBS.  Declines in the fair value of these 45 securities averaged 5% of their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of September 30, 2010.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at September 30, 2010, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at September 30, 2010:
($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$201,742	202,505
Due after one year through five years	732,566	767,509
Due after five years through 10 years	417,911	447,037
Due after 10 years	20,479	23,092
Total HTM fixed maturity securities	$1,372,698	1,440,143

Listed below are AFS fixed maturity securities at September 30, 2010:
($ in thousands)	Fair Value
Due in one year or less	$91,156
Due after one year through five years	1,258,704
Due after five years through 10 years	719,254
Due after 10 years	45,935
Total AFS fixed maturity securities	$2,115,049

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2010
	September 30,	December 31,	Remaining
($ in thousands)	2010	2009	Commitment
Alternative Investments
Energy/Power Generation	$34,212	32,996	11,139
Secondary Private Equity	28,605	20,936	21,184
Mezzanine Financing	23,409	20,323	26,119
Private Equity	23,235	21,525	15,427
Distressed Debt	20,380	19,201	4,611
Real Estate	15,709	16,856	12,192
Venture Capital	6,341	5,752	1,400
Total Alternative Investments	151,891	137,589	92,072
Other Securities	2,837	3,078	-
Total Other Investments	$154,728	140,667	92,072

The increase in other investments of $14.1 million at September 30, 2010 compared to December 31, 2009 was primarily due to the $14.3 million increase in the value of our alternative investments, which included fundings under our existing commitments of $3.2 million, net of distributions received.  Alternative investments are reported to us on a quarter lag, and therefore the increase was driven primarily by improved equity and credit markets as well as increased stability in the financial markets during the first half of 2010.

For a description of our seven alternative investment strategies outlined above, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility.  At this time, our alternative investment strategies do not include hedge funds.  We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships do trade on the secondary market.  Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time.  We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships.  We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2023.

(f) At September 30, 2010, we had one fixed maturity security, with a carrying value of $15.8 million that was pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agencies” classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Fixed maturity securities	$31,741	34,747	97,914	106,980
Equity securities	347	551	1,279	1,562
Trading securities	-	-	-	262
Short-term investments	134	237	367	1,161
Other investments	2,400	2,713	11,216	(26,451)
Investment expenses	(1,636)	(1,663)	(6,539)	(4,844)
Net investment income earned	$32,986	36,585	104,237	78,670

Net investment income, before tax, decreased by $3.6 million for Third Quarter 2010 compared to Third Quarter 2009, and increased by $25.6 million for Nine Months 2010 compared to Nine Months 2009.  For Third Quarter, the decrease was primarily driven by a $3.0 million decrease in income on our fixed maturity securities due to lower yields as compared to the prior year.  The improvement in Nine Months 2010 was primarily attributable to an increase in income on the alternative investment portion of our other investment portfolio compared to a loss on these investments in the comparable period during 2009, partially offset by:  (i) lower fixed maturity reinvestment yields; and (ii) increased investment expense related to severance payments and contract termination costs as a result of our decision to outsource the management of our investment portfolio.

Our alternative investments, which are included in “Other investments” in the table above, are accounted for under the equity method and primarily consist of investments in limited partnerships.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2010 ($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
CMBS	$2,116	1,245	871
RMBS	150	39	111
Total fixed maturity securities	2,266	1,284	982
Equity securities	1,825	-	1,825
OTTI losses	$4,091	1,284	2,807

Third Quarter 2009 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Corporate securities	$-	-	-
ABS	68	-	68
CMBS	-	-	-
RMBS	5,473	1,591	3,882
Total fixed maturity securities	5,541	1,591	3,950
Equity securities	292	-	292
OTTI losses	$5,833	1,591	4,242

Nine Months 2010 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	5,561	(807)	6,368
RMBS	8,110	(225)	8,335
Total fixed maturity securities	13,829	(905)	14,734
Equity securities	2,497	-	2,497
OTTI losses	$16,326	(905)	17,231

Nine Months 2009 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Corporate securities	$1,270	-	1,270
ABS	1,595	(826)	2,421
CMBS	1,417	706	711
RMBS	39,447	1,770	37,677
Total fixed maturity securities	43,729	1,650	42,079
Equity securities	1,738	-	1,738
OTTI losses	$45,467	1,650	43,817

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

Third Quarter 2010 ($ in thousands)	Gross
Balance, June 30, 2010	$20,343
Addition for the amount related to credit loss for which an OTTI was not previously recognized	192
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(3,254)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	530
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, September 30, 2010	$17,811

Third Quarter 2009 ($ in thousands)	Gross
Balance, June, 30, 2009	$11,643
Addition for the amount related to credit loss for which an OTTI was not previously recognized	72
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, September 30, 2009	$11,715

Nine Months 2010 ($ in thousands)	Gross
Balance, December 31, 2009	$22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	2,326
Reductions for securities sold during the period	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(7,906)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	4,192
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, September 30, 2010	$17,811

Nine Months 2009 ($ in thousands)	Gross
Balance, March 31, 2009	$-
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	9,719
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	-
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	1,996
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, September 30, 2009	$11,715

The following is a discussion surrounding the OTTI charges that were recognized in earnings in Third Quarter and Nine Months 2010 as outlined in the table above:
•
$0.1 million and $8.3 million of RMBS credit OTTI charges in Third Quarter and Nine Months 2010, respectively.  The Third Quarter 2010 charges related to declines in the related cash flows of the underlying collateral.  Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.  In addition to the Third Quarter 2010 charges, losses in Nine Months 2010 were largely driven by impairments on two securities in the first quarter of 2010 that we intended to sell.  We sold these securities in Second Quarter 2010.

•
$0.9 million and $6.4 million of CMBS credit OTTI charges in Third Quarter and Nine Months 2010, respectively.  These charges were related to reductions in the related cash flows of the underlying collateral of these securities.  These charges were primarily associated with securities that had been previously impaired but, over time, have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  For Third Quarter 2010, these securities had, on average, unrealized/unrecognized loss positions of more than 60% of their amortized cost.  Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•
$1.8 million and $2.5 million of equity OTTI charges in Third Quarter and Nine Months 2010, respectively.  These charges were driven primarily by a change in our intent to hold these securities to recovery in the near term as we lower our exposure to equities and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.

The following is a discussion surrounding the credit-related OTTI charges taken in Third Quarter and Nine Months 2009 as outlined in the table above:
•
$3.9 million and $37.7 million of RMBS credit OTTI charges in Third Quarter and Nine Months 2009, respectively.  As of September 30, 2009, we had the intention to sell one security in a loss position and, as a result, recorded an OTTI charge in Third Quarter 2009 for the related $3.8 million unrealized loss position on this security.  Additional charges taken during the year related to securities that experienced declines in the cash flows of their underlying collateral.  Based on our assumptions of the expected default rates and loss severities, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
There were no CMBS credit OTTI charges in Third Quarter 2009 and $0.7 million for Nine Months 2009.  These charges related to declines in the related cash flows of the underlying collateral.  For these securities, based on our assumptions of the expected default rates and loss severities, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
$0.1 million and $2.4 million of ABS credit OTTI charges in Third Quarter and Nine Months 2009, respectively.  These charges related primarily to two bonds from the same issuer that were previously written down, which experienced a technical default in the first quarter of 2009 by violating indenture covenants.  There was no payment default on these securities, but we believed a payment default was imminent and had recorded impairment charges for these securities.  These charges also include additional credit impairment losses on another security that was previously written down in 2008 which, based on our assumptions of the conditional default rates and loss severities, indicated that it was probable that we would not receive all contractual cash flows for this security.

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

•
$0.3 million and $1.7 million of equity charges in Third Quarter and Nine Months 2009, respectively, related to securities issued by two banks, one energy company, a membership warehouse chain of stores, and one bank exchange traded fund.  We believed the share price weakness of these securities was more reflective of general overall financial market conditions, as we were not aware of any significant deterioration in the fundamentals of these four companies.  However, the length of time these securities had been in an unrealized loss position, and the overall distressed trading levels of many banking stocks in the financial services sector, coal stocks in the energy sector, and retail/wholesale store stocks made a recovery to our cost basis unlikely in the near term.

(i) The components of net realized losses, excluding OTTI charges, were as follows:
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
HTM fixed maturity securities
Gains	$123	81	535	219
Losses	(296)	(236)	(746)	(530)
AFS fixed maturity securities
Gains	2,961	4,154	7,743	17,752
Losses	(15)	(4,441)	(7,604)	(13,400)
AFS equity securities
Gains	912	551	15,086	29,257
Losses	(821)	-	(1,054)	(27,744)
Other Investments
Gains	-	-	-	-
Losses	-	(850)	-	(2,039)
Total other net realized investment gains (losses)	2,864	(741)	13,960	3,515
Total OTTI charges recognized in earnings	(2,807)	(4,242)	(17,231)	(43,817)
Total net realized gains (losses)	$57	(4,983)	(3,271)	(40,302)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.  Proceeds from the sale of AFS securities were $49.7 million in Third Quarter 2010 and $234.1 million in Nine Months 2010. In addition to calls and maturities, the net realized gain, excluding OTTI charges, in Third Quarter 2010 was driven by the sale of AFS fixed maturity securities, primarily corporate holdings.  In addition, as part of our transition to the newly hired external investment managers, in Third Quarter 2010, we changed our intent regarding certain equity holdings that we sold to lower our equity exposure and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.  The sale of these equity holdings resulted in gross realized gains of $0.9 million and gross realized losses of $0.8 million.

In addition to the Third Quarter 2010 realized gains discussed above, Nine Months 2010 realized gains were driven by:  (i) the sale of energy-focused AFS equity securities in the second quarter of 2010 to mitigate portfolio risk and sector exposure; and (ii) sales in the first quarter of 2010 that were predominantly associated with tax planning strategies.  These gains were largely offset by realized losses on certain AFS fixed maturity securities in the second quarter of 2010 that our new investment managers, during their initial review of the portfolio, had recommended that we sell.  This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives.

During the second quarter of 2009, A.M. Best Company (“A.M. Best”) changed our ratings outlook from “Stable” to “Negative” due, in part, to concerns over the risk in our investment portfolio.  To reduce this risk, we sold $31.1 million of equity securities in the second quarter of 2009 for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.  In addition, certain equity securities were sold in the first quarter of 2009, resulting in a net realized gain of approximately $0.6 million, comprised of $19.7 million in realized gains and $19.1 million in realized losses. These securities were sold in an effort to reduce overall portfolio risk and was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March.  In addition, the Parent’s market capitalization at that time had decreased more than 50% since the latter part of January, which we believed to be due partially to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed that the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter’s general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

NOTE 7.         Fair Values Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,372,698	1,440,143	1,710,403	1,740,211
AFS	2,115,049	2,115,049	1,635,869	1,635,869
Equity securities, AFS	63,116	63,116	80,264	80,264
Short-term investments	265,043	265,043	213,848	213,848
Receivable for proceeds related to sale of Selective
HR Solutions Inc. (“Selective HR”)	5,239	5,239	-	-
Financial Liabilities
Notes payable:[1]
7.25% Senior Notes	49,903	50,221	49,900	49,505
6.70% Senior Notes	99,423	93,600	99,406	90,525
7.50% Junior Notes	100,000	99,920	100,000	83,680
2.90% borrowings from FHLBI	13,000	13,684	13,000	13,000
8.87% Senior Notes Series B	-	-	12,300	12,300
Total notes payable	$262,326	257,425	274,606	249,010

1 Our notes payable are subject to certain debt covenants that were met in their entirety in 2009 and Nine Months 2010.  For further discussion regarding the debt covenants, refer to Note 10, “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” in our 2009 Annual Report.

Assets
The fair value of our investment portfolio is generated using various valuation techniques and is placed into the fair value hierarchy considering the following:  (i) the highest priority is given to quoted prices in active markets for identical assets (Level 1); (ii) the next highest priority is given to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets (Level 2); and (iii) the lowest priority is given to unobservable inputs supported by little or no market activity and that reflect our assumptions about the exit price, including assumptions that market participants would use in pricing the asset (Level 3).  An asset’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

For discussion regarding the techniques used to value our investment portfolio, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” in our 2009 Annual Report.  The fair values of the fixed maturity securities classified as Level 3 are estimated using non-binding broker quotes.  The fair value of the receivable for proceeds related to the sale of Selective HR is estimated using a discounted cash flow analysis with updated worksite lives and retention assumptions.  For discussion of the sale of Selective HR, refer to Note 15. “Discontinued Operations.”

Liabilities
The techniques used to value our notes payable are as follows:
•
The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.5% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•
The fair value of the 2.90% borrowings from FHLBI is estimated using a discounted cash flow analysis based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

•
The fair value of the 8.87% Senior Notes as of December 31, 2009 that matured on May 4, 2010 was estimated to be its carrying value due to the close proximity of this note’s maturity date to the balance sheet date.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2010 and December 31, 2009:

September 30, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 9/30/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$330,634	106,541	224,093	-
Foreign government	8,540	-	8,540	-
Obligations of states and political subdivisions	480,321	-	480,321	-
Corporate securities	869,485	-	869,485	-
ABS	24,013	-	21,276	2,737
CMBS	102,042	-	101,712	330
RMBS	300,014	-	300,014	-
Total AFS fixed maturity securities	2,115,049	106,541	2,005,441	3,067
Equity securities	63,116	63,116	-	-
Short-term investments	265,043	265,043	-	-

Measured on a non-recurring basis:
CMBS, HTM	1,847	-	-	1,847
RMBS, HTM	94	-	94	-
Receivable for proceeds related to sale of Selective HR	5,239	-	-	5,239
Total assets	$2,450,388	434,700	2,005,535	10,153

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

December 31, 2009		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$475,534	52,361	423,173	-
Obligations of states and political subdivisions	379,799	-	379,799	-
Corporate securities	379,584	-	379,584	-
ABS	17,979	-	17,979	-
CMBS	103,691	-	103,691	-
RMBS	279,282	-	279,282	-
Total AFS fixed maturity securities	1,635,869	52,361	1,583,508	-
Equity securities	80,264	80,264	-	-
Short-term investments	213,848	213,848	-	-

Measured on a non-recurring basis:
ABS, HTM	2,412	-	2,412	-
CMBS, HTM	5,400	-	5,400	-
Total assets	$1,937,793	346,473	1,591,320	-

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following assets were written down to fair value on a non-recurring basis as of September 30, 2010:
•	As the result of our OTTI analysis, we impaired approximately $1.9 million of HTM securities down to fair value, which are typically not carried at fair value.
•
Due to changes in assumptions regarding worksite life generation and retention, we reduced the value of our receivable for the expected proceeds from the sale of Selective HR, which we are scheduled to receive over the course of a 10-year period.  This fair value was determined using Level 3 pricing.  The reduction in this receivable is included in “Loss on disposal of discontinued operations” on the Consolidated Statement of Income.

The following table provides a summary of the changes in fair value of securities using Level 3 inputs for Third Quarter and Nine Months 2010.  The transfers of the CMBS, AFS securities between levels in the fair value hierarchy in Third Quarter and Nine Months 2010 were driven primarily by the availability and nature of the broker quotes used at the valuation dates:

Third Quarter 2010 ($ in thousands)	ABS, AFS	CMBS, AFS	TOTAL

Fair value, June 30, 2010	$-	3,253	3,253
Total net gains (losses) for the period included in:
Other comprehensive income[1]	-	1,799	1,799
Net income[2]	-	55	55
Purchases, sales, issuances, and settlements (net)	2,737	(137)	2,600
Net transfers in and/or out of Level 3[3]	-	(4,640)	(4,640)
Fair value, September 30, 2010	$2,737	330	3,067

Nine Months 2010 ($ in thousands)	ABS, AFS	CMBS, AFS	TOTAL

Fair value, December 31, 2009	$-	-	-
Total net gains (losses) for the period included in:
Other comprehensive income[1]	-	1,799	1,799
Net income[2]	-	55	55
Purchases, sales, issuances, and settlements (net)	2,737	(137)	2,600
Net transfers in and/or out of Level 3[3]	-	(1,387)	(1,387)
Fair value, September 30, 2010	$2,737	330	3,067

1 Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
2 Amounts are reported in “Net realized investment gains (losses)” on the Consolidated Statements of Income.
3 Transfers between levels in the fair value hierarchy are recognized at the end of the reporting period.

NOTE 8.         Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts by income statement caption.  For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2009 Annual Report.

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Premiums written:
Direct	$431,312	435,169	1,274,061	1,294,019
Assumed	15,372	11,250	21,561	18,611
Ceded	(79,570)	(69,701)	(206,893)	(194,866)
Net	$367,114	376,718	1,088,729	1,117,764

Premiums earned:
Direct	$413,759	413,007	1,238,912	1,244,840
Assumed	9,158	5,944	20,858	16,677
Ceded	(68,208)	(63,045)	(196,669)	(183,427)
Net	$354,709	355,906	1,063,101	1,078,090

Losses and loss expenses incurred:
Direct	$277,111	264,650	834,431	793,995
Assumed	6,612	4,134	11,535	11,207
Ceded	(38,704)	(26,752)	(106,824)	(71,927)
Net	$245,019	242,032	739,142	733,275

The ceded premiums and losses related to our involvement with the National Flood Insurance Program (“NFIP”), in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Ceded premiums written	$(57,838)	(48,375)	(148,296)	(137,205)
Ceded premiums earned	(47,240)	(43,432)	(137,220)	(127,858)
Ceded losses and loss expenses incurred	$(11,227)	(8,729)	(54,303)	(19,829)

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

Our segments may, from time-to-time, provide services to each other in the normal course of business.  These service transactions included transactions with our discontinued operations, Selective HR prior to its sale, and totaled $2.3 million in Third Quarter 2009 and $6.9 million in Nine Months 2009.  These transactions were eliminated in all consolidated statements. For discussion of the 2009 sale of Selective HR, refer to Note 15. “Discontinued Operations.”  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.  In addition, we do not aggregate any of our operating segments.

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from continuing operations by segment	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Insurance Operations:
Net premiums earned:
Commercial automobile	$73,440	75,513	220,932	226,698
Workers compensation	63,165	64,742	189,875	201,709
General liability	83,250	88,280	252,438	274,357
Commercial property	49,558	49,880	150,188	147,735
Business owners’ policy	16,400	15,804	48,838	46,565
Bonds	4,884	4,634	14,315	13,817
Other	2,528	2,426	7,548	7,188
Total commercial lines	293,225	301,279	884,134	918,069
Personal automobile	35,927	33,319	105,490	99,205
Homeowners	22,544	18,613	64,163	53,337
Other	3,013	2,695	9,314	7,479
Total personal lines	61,484	54,627	178,967	160,021
Total net premiums earned	354,709	355,906	1,063,101	1,078,090
Miscellaneous income	1,916	2,657	6,413	7,720
Total Insurance Operations revenues	356,625	358,563	1,069,514	1,085,810
Investments:
Net investment income	32,986	36,585	104,237	78,670
Net realized gain (loss) on investments	57	(4,983)	(3,271)	(40,302)
Total investment revenues	33,043	31,602	100,966	38,368
Total all segments	389,668	390,165	1,170,480	1,124,178
Other income	34	10	52	38
Total revenues from continuing operations	$389,702	390,175	1,170,532	1,124,216

Income from continuing operations, before federal income tax	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Insurance Operations:
Commercial lines underwriting	$(26)	2,171	(7,693)	10,185
Personal lines underwriting	(3,907)	(2,313)	(14,006)	(7,258)
Underwriting (loss) income, before federal income tax	(3,933)	(142)	(21,699)	2,927
GAAP combined ratio	101.1%	100.0	102.0%	99.7
Statutory combined ratio	100.3%	99.8	101.4%	99.6
Investments:
Net investment income	32,986	36,585	104,237	78,670
Net realized gain (loss) on investments	57	(4,983)	(3,271)	(40,302)
Total investment income, before federal income tax	33,043	31,602	100,966	38,368
Total all segments	29,110	31,460	79,267	41,295
Interest expense	(4,559)	(4,751)	(14,056)	(14,618)
General corporate and other expenses	(2,491)	(4,882)	(12,656)	(13,585)

Income from continuing operations, before federal income tax	$22,060	21,827	52,555	13,092

NOTE 10.       Federal Income Taxes
Federal income taxes from continuing operations increased by:  (i) $2.0 million for Third Quarter 2010, to an expense of $3.2 million, compared to an expense of $1.2 million for Third Quarter 2009; and (ii) $17.0 million for Nine Months 2010, to an expense of $7.0 million compared to a benefit of $9.9 million for Nine Months 2009.  These increases, which are attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 15% for Third Quarter 2010 compared to an effective tax rate of 6% for Third Quarter 2009.  The effective tax rate was 13% for Nine Months 2010, and the tax benefit in Nine Months 2009 of $9.9 million resulted in an effective tax rate of (76)%.  The Nine Months 2009 tax benefit resulted from lower pre-tax income associated with the decline in investment income and an increase in net realized losses.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

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

	Retirement Income Plan		Retirement Life Plan
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$1,842	1,531	-	-
Interest cost	2,950	2,695	80	79
Expected return on plan assets	(2,811)	(2,243)	-	-
Amortization of unrecognized prior service cost	38	38	-	-
Amortization of unrecognized net loss	1,016	1,202	1	-
Net periodic cost	$3,035	3,223	81	79

	Retirement Income Plan		Retirement Life Plan
	Nine Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2010	2009	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$5,784	5,538	-	32
Interest cost	8,965	8,237	238	270
Expected return on plan assets	(8,437)	(6,977)	-	-
Amortization of unrecognized prior service cost (credit)	113	113	-	(44)
Amortization of unrecognized net loss	3,111	3,437	4	-
Curtailment benefit	-	-	-	(4,217)
Net periodic cost (benefit)	$9,536	10,348	242	(3,959)

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.93%	6.24	5.93%	6.24
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	4.00%	4.00

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

We presently anticipate contributing $8.0 million to the Retirement Income Plan in 2010, $6.8 million of which has been funded as of September 30, 2010.

NOTE 12.       Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2010 and Third Quarter 2009 are as follows:

Third Quarter 2010
($ in thousands)	Gross	Tax	Net
Net income	$19,546	2,349	17,197
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	45,871	16,055	29,816
Portion of OTTI recognized in OCI	(1,237)	(433)	(804)
Amortization of net unrealized gains on HTM securities	(1,383)	(484)	(899)
Reclassification adjustment for losses included in net
income	2,454	859	1,595
Net unrealized gains	45,705	15,997	29,708
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,017	355	662
Prior service credit	38	14	24
Defined benefit pension plans	1,055	369	686
Comprehensive income	$66,306	18,715	47,591

Third Quarter 2009
($ in thousands)	Gross	Tax	Net
Net income	$10,081	(2,926)	13,007
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	44,637	15,624	29,013
Portion of OTTI recognized in OCI	(1,508)	(528)	(980)
Amortization of net unrealized gains on HTM securities	(3,976)	(1,392)	(2,584)
Reclassification adjustment for losses included in net
income	7,375	2,581	4,794
Net unrealized gains	46,528	16,285	30,243
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	1,202	421	781
Prior service credit	38	13	25
Defined benefit pension plans	1,240	434	806
Comprehensive income	$57,849	13,793	44,056

The components of comprehensive income, both gross and net of tax, for Nine Months 2010 and Nine Months 2009 are as follows:

Nine Months 2010
($ in thousands)	Gross	Tax	Net
Net income	$46,787	5,021	41,766
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	92,569	32,399	60,170
Portion of OTTI recognized in OCI	4,655	1,629	3,026
Amortization of net unrealized gains on HTM securities	(7,938)	(2,778)	(5,160)
Reclassification adjustment for losses included in net
income	840	294	546
Net unrealized gains	90,126	31,544	58,582
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	3,115	1,090	2,025
Prior service credit	113	40	73
Defined benefit pension plans	3,228	1,130	2,098
Comprehensive income	$140,141	37,695	102,446

Nine Months 2009
($ in thousands)	Gross	Tax	Net
Net income	$1,790	(14,028)	15,818
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	100,912	35,320	65,592
Portion of OTTI recognized in OCI	(1,535)	(537)	(998)
Amortization of net unrealized gains on HTM securities	427	149	278
Reclassification adjustment for losses included in net
income	39,475	13,816	25,659
Net unrealized gains	139,279	48,748	90,531
Defined benefit pension plans:
Reversal of amortization items:
Net actuarial loss	3,437	1,203	2,234
Curtailment benefit	(1,387)	(485)	(902)
Prior service credit	69	24	45
Defined benefit pension plans	2,119	742	1,377
Comprehensive income	$143,188	35,462	107,726

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2010 are as follows:

September 30, 2010				Defined
	Net Unrealized Gain (Loss)			Benefit	Total
	OTTI	HTM	All	Pension	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)
Changes in component during period	3,026	2,057	53,499	2,098	60,680
Balance, September 30, 2010	$(4,983)	13,994	78,909	(39,700)	48,220

NOTE 13.       Commitments and Contingencies
At September 30, 2010, we had contractual obligations to invest up to an additional $92.1 million in other investments that expire at various dates through 2023.  There is no certainty that any such additional investment will be required.

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

NOTE 15.       Discontinued Operations
In December 2009, we sold 100% of our interest in Selective HR, which had historically comprised the human resource administration outsourcing segment of our operations.  We sold our interest in Selective HR for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  In Third Quarter 2010 and Nine Months 2010, we recorded an after-tax charge of $1.6 million and $3.7 million, respectively, primarily due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention, bringing our estimated sales price to approximately $6.9 million of which $1.7 million has been received as of September 30, 2010 as compared to $12.3 million at December 31, 2009.

The following tables reflect the reclassification of the operating results of Selective HR as a discontinued operation as of September 30, 2009:

($ in thousands)	Third Quarter 2009	Nine Months 2009
Net revenue	$10,641	34,414
Pre-tax loss	(11,746)	(11,302)
After-tax loss	(7,599)	(7,196)

Intercompany transactions related to the discontinued operations are as follows as of September 30, 2009:

($ in thousands)	Third Quarter 2009	Nine Months 2009
Net revenue	$2,318	6,857

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

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Third Quarter 2010 and Nine Months 2010;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, and Capital Resources;
•	Ratings;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations and Contingent Liabilities and Commitments.

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

Financial Highlights of Results for Third Quarter 2010 and Nine Months 20101

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
(Shares and $ in thousands, except per share amounts)	2010	2009	Points		2010	2009	Points
GAAP measures:
Revenues	$389,702	390,175	-%		$1,170,532	1,124,216	4%
Pre-tax net investment income	32,986	36,585	(10)		104,237	78,670	32
Pre-tax net income	19,546	10,081	94		46,787	1,790	2,514
Net income	17,197	13,007	32		41,766	15,818	164
Diluted net income per share	0.32	0.24	33		0.77	0.30	157
Diluted weighted-average outstanding shares[2]	54,573	53,548	2		54,390	53,312	2
GAAP combined ratio	101.1%	100.0	1.1	pts	102.0%	99.7	2.3	pts
Statutory combined ratio	100.3%	99.8	0.5		101.4%	99.6	1.8
Annualized return on average equity	6.4%	5.4	1.0		5.3%	2.2	3.1
Non-GAAP measures:
Operating income[3]	$18,794	23,845	(21)%		$47,641	49,211	(3)%
Diluted operating income per share[3]	0.35	0.44	(20)		0.88	0.92	(4)
Annualized operating return on average equity[3]	7.0	9.9	(2.9	)pts	6.1	7.0	(0.9	)pts

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

Net income increased by $9.5 million, pre-tax, and $4.2 million, after-tax, in Third Quarter 2010 compared to Third Quarter 2009 primarily due to:

•
Net realized gains, pre-tax, which increased by $5.0 million, to a net realized gain of $0.1 million.  Realized gains associated with the sale of certain securities increased $3.6 million when compared to the same period last year, from a $0.7 million loss in Third Quarter 2009 to a $2.9 million gain in Third Quarter 2010 while realized losses resulting from OTTI charges decreased $1.4 million.  These improvements were a reflection of overall market improvements in the valuations of certain securities as well as increased liquidity in the financial markets.  OTTI charges for the period were $2.8 million pre-tax, compared to $4.2 million last year.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information on net realized gains and losses.

•
Discontinued operations experienced a pre-tax loss of $2.5 million, which was $9.2 million less than the loss in the prior year.  The loss this quarter was the result of a reduction in our anticipated proceeds related to receivables associated with certain contingencies that have been modified to reflect lower levels of post sale worksite life retention and new business.  During Third Quarter 2009, our discontinued operations experienced a pre-tax loss of $11.7 million, which reflected a goodwill impairment charge that was based on the valuation of the pending sale of Selective HR Solutions, Inc. (“Selective HR”) at that time.  For additional information concerning the discontinuance and sale of Selective HR, see Note 15. “Discontinued Operations” in Item 1. “Financial Statements” of this Form 10-Q.

Partially offsetting these items are:

•
Pre-tax underwriting losses, which increased by $3.8 million, to $3.9 million, primarily attributable to an increase of $10.0 million in catastrophe losses partially offset by an increase of $4 million in favorable prior year casualty reserve development of $12 million compared to $8 million in Third Quarter 2009.

•	Pre-tax net investment income earned, which decreased by $3.6 million, to $33.0 million, primarily driven by reduced fixed maturity security income resulting from lower reinvestment yields.

Net income increased by $45.0 million, pre-tax, and $25.9 million, after-tax, in Nine Months 2010 compared to Nine Months 2009 primarily due to:

•
An improvement in net realized losses of $37.0 million, pre-tax, driven by lower pre-tax non-cash OTTI charges of $17.2 million compared to $43.8 million in the prior year.  In addition, net realized gains resulting from sales increased by $10.4 million, to $14.0 million, compared to Nine Months 2009.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information on net realized gains and losses.

•
Pre-tax net investment income earned, which increased by $25.6 million, to $104.2 million, primarily driven by income of $11.1 million on the alternative investment portion of our investment portfolio compared to a loss on these investments of $26.7 million in the prior year.  This increase was also partially offset by lower fixed maturity security income of $9.1 million resulting from lower reinvestment yields, coupled with increased investment expenses due to approximately $2.1 million of costs incurred related to our decision to outsource our investment portfolio management operations.  For additional information on our other investment portfolio and a discussion of the related strategies associated with this portfolio, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

Partially offsetting these items are:

•
Pre-tax underwriting losses, which increased by $24.6 million, to $21.7 million compared to pre-tax underwriting income of $2.9 million in the prior year, primarily attributable to an increase of $43.6 million in catastrophe losses partially offset by an increase of $9 million related to favorable prior year casualty development of $32 million compared to $23 million in the prior year.

Tax expense from continuing operations was $7.0 million in Nine Months 2010 compared to a benefit of $9.9 million in Nine Months 2009.  This increase was primarily driven by the increase in the components of net income from continuing operations as discussed above.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2010	2009	2010	2009

Operating income	$18,794	23,845	47,641	49,211
Net realized gain (losses), after tax	37	(3,239)	(2,126)	(26,197)
Loss from discontinued operations, after tax	-	(7,599)	-	(7,196)
Loss on disposal of discontinued operations, after tax	(1,634)	-	(3,749)	-
Net income	$17,197	13,007	41,766	15,818

Diluted operating income per share	$0.35	0.44	0.88	0.92
Diluted net realized losses per share	-	(0.06)	(0.04)	(0.49)
Diluted loss on discontinued operations per share	(0.03)	(0.14)	(0.07)	(0.13)
Diluted net income per share	$0.32	0.24	0.77	0.30

Operating income in Third Quarter 2010 decreased due to the following, which were discussed in more detail above:  (i) an increase in underwriting losses; and (ii) a decrease in net investment income.  Operating income decreased in Nine Months 2010 primarily attributable to an increase in underwriting losses, partially offset by an increase in net investment income.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 980 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 82% of net premium written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 18% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations” section of Item 1. “Business.” of our 2009 Annual Report.

Summary of Insurance Operations

All Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$367,114	376,718	(3)%		1,088,729	1,117,764	(3)%
Net premiums earned (“NPE”)	354,709	355,906	-		1,063,101	1,078,090	(1)
Less:
Losses and loss expenses incurred	245,019	242,032	1		739,142	733,275	1
Net underwriting expenses incurred	112,895	113,025	-		342,791	339,620	1
Dividends to policyholders	728	991	(27)		2,867	2,268	26
Underwriting (loss) income	$(3,933)	(142)	(2,670)%		(21,699)	2,927	(841)%
GAAP Ratios:
Loss and loss expense ratio	69.1%	68.0	1.1	pts	69.5%	68.0	1.5	pts
Underwriting expense ratio	31.8%	31.7	0.1		32.2%	31.5	0.7
Dividends to policyholders ratio	0.2%	0.3	(0.1)		0.3%	0.2	0.1
Combined ratio	101.1%	100.0	1.1		102.0%	99.7	2.3
Statutory Ratios:
Loss and loss expense ratio	68.9%	68.1	0.8		69.5%	68.0	1.5
Underwriting expense ratio	31.2%	31.4	(0.2)		31.6%	31.4	0.2
Dividends to policyholders ratio	0.2%	0.3	(0.1)		0.3%	0.2	0.1
Combined ratio	100.3%	99.8	0.5	pts	101.4%	99.6	1.8	pts

•
NPW decreased in both Third Quarter and Nine Months 2010 compared to Third Quarter and Nine Months 2009 due to economic conditions despite Commercial Lines renewal pure price increases of 2.8% in Third Quarter 2010 and 3.1% in Nine Months 2010.  Through Nine Months 2010, we have experienced the most significant NPW decreases in our general liability and workers compensation lines of business, which have experienced reduced levels of exposure given the reductions in payroll and sales consistent with the soft economy.  These factors are reflected in the following:

o	Reductions in new business premiums of $13.1 million, to $66.6 million, in Third Quarter 2010 and $30.1 million, to $214.8 million, in Nine Months 2010;
o
Audit and endorsement return premium of $13.3 million and $49.5 million in Third Quarter and Nine Months 2010, respectively, compared to $18.0 million and $55.2 million in the comparable periods in 2009; and

o	Reductions in net renewals of $5.3 million, to $319.5 million, in Third Quarter 2010 and $8.3 million, to $958.5 million, in Nine Months 2010.

•
NPE decreases in Third Quarter and Nine Months 2010 compared to the same periods last year are consistent with the fluctuation in NPW for the 12-month period ended September 30, 2010 as compared to the 12-month period ended September 30, 2009.

•
For Third Quarter 2010 compared to Third Quarter 2009, the GAAP loss and loss expense ratio increased by 1.1 points due to an increase in property losses of $13.7 million, which included increased catastrophe losses of $10.0 million, or 2.9 points, to $12.0 million, in Third Quarter 2010.  The catastrophe losses in Third Quarter 2010 were driven primarily by wind and thunderstorm events in several states.  This was partially offset by favorable prior year casualty development of approximately $12 million, or 3.3 points, compared to approximately $8 million, or 2.3 points, in Third Quarter 2009.  The development in Third Quarter 2010 was primarily due to favorable results in our 2008 and 2009 accident years on our commercial automobile line of business and our 2008 and prior accident years for our general liability line of business.  This favorable development was partially offset by unfavorable development in our workers compensation line due to pressure in our 2008 and 2009 accident years resulting from higher claim severity.  The favorable development in Third Quarter 2009 was driven by our 2006 and prior accident years on our general liability line of business.

The 1.5-point increase in the GAAP loss and loss expense ratio for Nine Months 2010 compared to Nine Months 2009 was primarily attributable to an increase in catastrophe losses of $43.6 million, or 4.1 points, to $52.1 million in Nine Months 2010.  Partially offsetting this increase for Nine Months 2010 was:  (i) favorable casualty prior year development of approximately $32 million, or 3.1 points, in Nine Months 2010 compared to approximately $23 million, or 2.2 points, in Nine Months 2009; (ii) a decrease in non-catastrophe property losses of $4.0 million, or 0.2 points; and (iii) reduction of loss costs due to the mix of business.  The Nine Months 2010 and 2009 development follows the same trends as the Third Quarter 2010 and Third Quarter 2009 development mentioned above.

•
The GAAP underwriting expense ratio in Third Quarter 2010 was relatively flat compared to the same period in the prior year.  For Nine Months 2010, the underwriting expense ratio increased by 0.7 points compared to the same period in the prior year primarily due to declines in earned premium.

Insurance Operations Outlook
The commercial lines insurance sector remains very competitive and commercial lines pricing power is weak overall.  We continue to work to maintain a balance between increasing rate and maintaining retention.  A recent report from the Commercial Lines Insurance Pricing Survey (“CLIPS”) showed that industry pricing declined by 0.9% during the second quarter of 2010.  Some industry analysts predict that property and casualty insurance rates will harden later in 2011 as a result of:  (i) declining reserve releases; (ii) increasing industrywide combined ratios; and (iii) reduced investment returns in the current low interest rate environment that are unable to support deteriorating underwriting results.  Other industry analysts remain more pessimistic as to when commercial lines pricing and industry results will improve.  Despite the competitive environment, our Commercial Lines renewal pure price increased 2.8% in Third Quarter 2010 and 3.1% in Nine Months 2010.  Retention increased one point in Third Quarter 2010, to 75%, and was flat in Nine Months 2010 at 76%, as compared to the same periods in the prior year.  We modified our pricing strategy earlier this year to focus our pricing efforts to improve profitability on our worst performing business while focusing on retention of our best performing business.

Our Personal Lines operations continue to experience NPW growth driven by:  (i) ongoing rate increases that went into effect during 2009 and 2010, which are expected to generate an additional $20.3 million in annual premium; (ii) higher levels of new business premium of $7.1 million, to $46.9 million through Nine Months 2010; and (iii) maintaining strong retention at 82% through Nine Months 2010.

The overall outlook on the industry for 2010 from key rating agencies is as follows:
•
A.M. Best Company (“A.M. Best”) – A.M. Best is maintaining a stable outlook on the industry looking forward, as balance sheets have remained strong despite weak underwriting results.  The industry experienced an increase in net income in the first half of 2010, compared to the same period in 2009, driven by improved investment results, but partially offset by unusually high catastrophe-related losses.  NPW for the first six months of 2010 were essentially flat compared to the same period in 2009.  NPW declines are stabilizing as a result of growth in personal lines; however, premium volume continues to be challenged by competitive market conditions in commercial lines, excess capacity, and weak macroeconomic conditions.   The industry posted a combined ratio of 101.9% during the period, which is a result of higher than expected catastrophe losses primarily driven by wind and hail events across the country, offset by favorable prior year reserve development.  A.M. Best noted that, while there has been a gradual increase in pricing in personal lines, there is no clear sign of a turnaround in pricing trends for commercial lines.  They acknowledge that challenging market conditions, low investment yields, and the overall weak economic environment will make it difficult for property/casualty insurers to improve profitability in the near term, but believe the industry is sufficiently capitalized to withstand any further volatility in the financial markets.  A.M. Best notes that 2010 could be the first year that NPW increases since 2006, but also cautions that recent releases of reserves could lead to reserve deficiencies in the industry in future periods.

•
Fitch Ratings (“Fitch”) – During the first quarter of 2010, Fitch projected that they would be maintaining their negative outlook on the industry over the next year, reflecting lingering economic and financial uncertainty.  In addition, Fitch projects an industry-wide statutory combined ratio of 104.0% for 2010, reflecting their belief that underwriting results will not improve significantly as they project premiums will have insignificant growth.  Fitch anticipates that underwriting results will be impacted by higher expense ratios and less favorable reserve development, partially offset by a return to historical average catastrophe loss experience.

•
Moody’s Investors Service (“Moody’s”) – Moody’s expects profitability in the remainder of 2010 to continue to be pressured by the soft pricing environment, lower investment yields, and swings in catastrophe losses and reserve development.  Net income for the industry in the second quarter of 2010 was slightly below the second quarter of 2009, driven by significant catastrophe losses that added approximately five points to the industry combined ratio, partially offset by favorable prior year reserve development.  Moody’s has noted a significant increase in share repurchases in the industry in the first half of 2010 compared to the same period in 2009, which may be a sign of capital stability.

Our Commercial Lines business reported a statutory combined ratio of 99.8% and 100.5% for Third Quarter and Nine Months 2010, respectively and our Personal Lines business reported a statutory combined ratio of 103.2% and 105.9% for the same periods.  The Personal Lines statutory combined ratio included 8.0 points and 9.2 points of catastrophe losses in Third Quarter and Nine Months 2010, respectively, which reflects much higher levels than we have historically experienced.  In an effort to write profitable business in the current commercial and personal lines market conditions, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.

Our focus for 2010 continues to include the following:
•
Continuing to concentrate on our long-term strategy to improve profitability by diversifying our mix of business and writing more non-contractor classes of business, which typically experience lower volatility during economic downturns.  Through Nine Months 2010, non-contractor new business comprised 67% of Commercial Lines new business, up from 62% in Nine Months 2009.

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
•
Personal Lines rate increases for 2010, which we believe could generate $14.9 million in additional premium annually.  Despite increases to our rates over the past several years, Personal Lines policy retention increased by three points, to 82%, and new policy counts increased nearly 17% from a year ago.

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

•
Sales management efforts, including our market planning tools.  Our market planning tools allow us to identify and strategically appoint additional independent agencies and hire or redeploy agency management specialists (“AMS”) in under-penetrated territories.  Our agency count now stands at approximately 980 agencies across our footprint.  These independent insurance agencies are serviced by approximately 90 field-based AMSs who make hands-on underwriting decisions on a daily basis.  In addition, we use our predictive modeling and business analytics to build tools that help our agents identify potential new customers.

•
Technology that allows agents and our field teams to input business seamlessly into our systems, including our One & Done® small business system and our xSELerate® straight-through processing system.  Average premiums of approximately $306,000 per workday were processed through our One & Done® small business system during Nine Months 2010, up 4% from Nine Months 2009.  These technology-based systems complement our existing underwriting group, giving them more time to focus on underwriting more technical accounts.

Review of Underwriting Results by Line of Business

Commercial Lines Results

Commercial Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$297,004	314,428	(6)%		895,795	946,499	(5	) %
NPE	293,225	301,279	(3)		884,134	918,069	(4)
Less:
Losses and loss expenses incurred	197,046	202,256	(3)		598,123	613,822	(3)
Net underwriting expenses incurred	95,477	95,861	-		290,837	291,794	-
Dividends to policyholders	728	991	(27)		2,867	2,268	26
Underwriting (loss) income	$(26)	2,171	(101)%		(7,693)	10,185	(176	) %
GAAP Ratios:
Loss and loss expense ratio	67.2%	67.1	0.1	pts	67.7%	66.9	0.8	pts
Underwriting expense ratio	32.6%	31.9	0.7		32.9%	31.8	1.1
Dividends to policyholders ratio	0.2%	0.3	(0.1)		0.3%	0.2	0.1
Combined ratio	100.0%	99.3	0.7		100.9%	98.9	2.0
Statutory Ratios:
Loss and loss expense ratio	67.1%	67.1	-		67.5%	66.9	0.6
Underwriting expense ratio	32.4%	32.1	0.3		32.7%	31.8	0.9
Dividends to policyholders ratio	0.3%	0.3	-		0.3%	0.2	0.1
Combined ratio	99.8%	99.5	0.3	pts	100.5%	98.9	1.6	pts

•
NPW decreased in Third Quarter and Nine Months 2010 compared to the same periods last year due to the continued economic weakness and an ongoing very competitive insurance marketplace.  We have experienced the most significant decreases in our general liability, workers compensation, and commercial automobile lines of business due to reduced levels of exposure.  This decrease is evidenced by the following:

o
Audit and endorsement return premium during Third Quarter 2010 improved by $4.8 million, to a return premium of $13.4 million, compared to Third Quarter 2009 and improved by $5.1 million, to a return premium of $50.0 million, during Nine Months 2010 compared to Nine Months 2009;

o
Reductions in direct new business of $13.8 million, or 22%, to $50.2 million in the Third Quarter 2010 and $37.2 million, or 18%, to $167.9 million in Nine Months 2010 compared to the same periods last year; and

o
Reductions in net renewals of $12.3 million, or 4%, to $264.6 million, in Third Quarter 2010 compared to Third Quarter 2009.  Net renewals decreased by $21.8 million, or 3%, to $808.4 million in Nine Months 2010. These decreases were partially offset by renewal pure price increases of 2.8% in Third Quarter 2010 compared to 1.5% in Third Quarter 2009 and increases of 3.1% during Nine Months 2010 compared to increases of 0.4% in Nine Months 2009.

•
NPE decreased in Third Quarter and Nine Months 2010, consistent with the fluctuation in NPW for the 12-month period ended September 30, 2010 as compared to the 12-month period ended September 30, 2009.

•
The GAAP loss and loss expense ratio in Third Quarter 2010 compared to Third Quarter 2009 remained relatively flat; however loss activity included catastrophe losses of $7.0 million, or 2.4 points, in Third Quarter 2010 compared to catastrophe losses of $1.5 million, or 0.5 points, in Third Quarter 2009.  Third Quarter 2010 catastrophe losses were driven by four wind and thunderstorm events.  Partially offsetting the increases in losses was approximately $12 million, or 4.0 points, of favorable casualty prior year development in Third Quarter 2010 compared to approximately $8 million, or 2.7 points, in Third Quarter 2009.  The development in Third Quarter 2010 was primarily due to favorable results in our commercial automobile and general liability lines, partially offset by adverse development in our workers compensation line.  The development in Third Quarter 2009 was primarily due to favorable results in our 2006 and prior accident years for our general liability line.

The 0.8-point increase in the GAAP loss and loss expense ratio in Nine Months 2010 compared to Nine Months 2009 was primarily attributable to:  (i) catastrophe losses of $35.7 million, or 4.0 points, in Nine Months 2010 compared to catastrophe losses of $6.2 million, or 0.7 points, in Nine Months 2009; and (ii) adverse loss trends in our workers’ compensation line of business in the most recent accident year.  Partially offsetting these increases was favorable casualty prior year development of $33 million, or 3.8 points, in Nine Months 2010, compared to favorable casualty prior year development of approximately $21 million, or 2.3 points, in Nine Months 2009.  The development in Nine Months 2010 was primarily due to favorable results in our commercial automobile and general liability lines, partially offset by adverse prior year development in our workers compensation line.  The development in Nine Months 2009 was primarily due to favorable activity in our workers’ compensation line of business for the 2007 and prior accident years partially offset by unfavorable development in this line for the 2008 accident year.

•	The GAAP underwriting expense ratio increases in Third Quarter and Nine Months 2010 compared to the same periods last year were primarily attributable to declines in premiums earned discussed above.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$84,141	88,886	(5)%		257,188	281,119	(9)%
Statutory NPE	83,249	88,280	(6)		252,438	274,357	(8)
Statutory combined ratio	99.1%	103.9	(4.8	)pts	95.1%	104.0	(8.9	)pts
% of total statutory commercial NPW	29%	28			29%	30

NPW for this line of business decreased in Third Quarter and Nine Months 2010 compared to the same periods last year as a result of the continued current economic weakness and competitive nature of the insurance marketplace.   The decrease in Third Quarter 2010 was primarily driven by:  (i) net renewal decreases of $3.8 million, or 5%, to $76.4 million; and (ii) new business decreases of $3.7 million, or 21%, to $13.8 million.  In addition,  endorsement and audit return premium was $5.3 million compared to $8.0 million in Third Quarter 2009.

The NPW decrease in Nine Months 2010 was primarily driven by:  (i) net renewal decreases of $12.5 million, or 5%, to $240.9 million; (ii) new business decreases of $9.9 million, or 18%, to $45.3 million; and (iii) an increase in endorsement and audit return premium of $21.4 million in Nine Months 2010, compared to return premium of $20.9 million in the same period a year ago.  As of September 30, 2010, approximately 50% of this line of business’s premium is subject to audit, whereby actual exposure units (usually sales or payroll) are compared to estimates and a return premium, or additional premium, transaction occurs.

The decrease in the statutory combined ratio for Third Quarter and Nine Months 2010 compared to the same period in the prior year was driven by favorable prior year reserve development in accident years 2008 and prior of approximately $5 million, or 6.2 points, in Third Quarter 2010 and $24 million, or 9.6 points, in Nine Months 2010, compared to favorable prior year development of approximately $4 million, or 4.5 points, in Third Quarter 2009 and favorable prior year development of approximately $2 million, or 0.9 points, in Nine Months 2009.

Workers Compensation

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$57,997	66,101	(12)%		187,540	202,973	(8)%
Statutory NPE	61,179	64,742	(6)		187,889	201,709	(7)
Statutory combined ratio	130.2%	110.9	19.3	pts	124.4%	101.2	23.2	pts
% of total statutory commercial NPW	20%	21			21%	21

In Third Quarter and Nine Months 2010, NPW on this line decreased compared to the same periods last year, primarily driven by a reduction in exposure due to the soft economy.  This is reflected in:  (i) net renewal decreases of $7.2 million, or 11%, to $56.6 million in Third Quarter 2010, and $7.7 million, or 4%, to $182.8 million in Nine Months 2010; and (ii) new business decreases of $3.3 million, or 24%, to $10.4 million in Third Quarter 2010, and $13.6 million, or 27%, to $36.9 million in Nine Months 2010.  These decreases were partially offset by:  (i) renewal pure price increases of 2.3% in Third Quarter 2010 compared to increases of 1.6% in Third Quarter 2009, and increases of 2.2% in Nine Months 2010 compared to increases of 0.2% in Nine Months 2009; and (ii) endorsement and audit return premium which was $7.6 million in Third Quarter 2010 and $26.1 million in Nine Months 2010, compared to $9.6 million and $30.2 million in Third Quarter and Nine Months 2009, respectively.

The increase in the statutory combined ratio of this line in Third Quarter and Nine Months 2010 compared to the same periods last year reflect:  (i) unfavorable prior year reserve development of approximately $3 million, or 4.9 points, in Third Quarter 2010 and unfavorable prior year development of approximately $17 million, or 9.0 points, in Nine Months 2010 compared to favorable development of approximately $2 million, or 3.1 points, in Third Quarter 2009 and favorable development of approximately $13 million, or 6.4 points, in Nine Months 2009; (ii) increased loss cost estimates in the current accident year; and (iii) continued pressure on NPE driven by endorsement and audit return premium.

The unfavorable prior year reserve development in Third Quarter 2010 is primarily associated with increased severity in the 2008 and 2009 accident years.  For Nine Months 2010, the prior year reserve development was driven by favorable emergence in the 2007 and prior accident years.

Commercial Automobile

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$75,425	80,183	(6)%		223,680	236,229	(5)%
Statutory NPE	73,440	75,513	(3)		220,932	226,698	(3)
Statutory combined ratio	83.3%	98.5	(15.2	)pts	87.4%	97.9	(10.5	)pts
% of total statutory commercial NPW	26%	26			25%	25

The decrease in NPW in Third Quarter and Nine Months 2010 compared to the same periods last year was primarily driven by:  (i) net renewals that decreased by $3.5 million, or 5%, to $61.8 million in Third Quarter 2010 and $9.6 million, or 5%, to $185.2 million in Nine Months 2010; and (ii) new business decreases of $3.2 million, or 23%, to $10.3 million in Third Quarter 2010 and $6.2 million, or 15%, to $35.8 million in Nine Months 2010.

The decrease in the statutory combined ratio for Third Quarter and Nine Months 2010 compared to the same periods last year was primarily driven by favorable casualty prior year reserve development of approximately:  (i) $11 million, or 14.3 points, in Third Quarter 2010, due to lower than anticipated severity primarily in the 2008 and 2009 accident years; and (ii) $27 million, or 12.2 points, in Nine Months 2010, due to lower than anticipated severity primarily in the 2005 through 2009 accident years.  This is compared to favorable casualty prior year development in Third Quarter 2009 of approximately $2 million, or 2.6 points, and favorable casualty prior year development of approximately $7 million, or 2.9 points, in Nine Months 2009, due to favorable emergence in accident years 2007 and prior.

Commercial Property

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Statutory NPW	$53,764	55,522	(3)%		153,405	155,972	(2)%
Statutory NPE	49,558	49,879	(1)		150,188	147,735	2
Statutory combined ratio	90.2%	81.2	9.0	Pts	96.3%	86.8	9.5	pts
% of total statutory commercial NPW	18%	18			17%	16

NPW for this line of business decreased in Third Quarter and Nine Months 2010 compared to Third Quarter and Nine Months 2009 due to new business premium decreases of $2.8 million, or 24%, to $8.5 million in Third Quarter 2010, and $6.5 million, or 19%, to $28.0 million in Nine Months 2010.  These decreases were partially offset by net renewal increases of $1.1 million, or 2%, to $48.8 million in Third Quarter 2010, and $3.7 million, or 3%, to $137.3 million in Nine Months 2010. These net renewal increases were driven by renewal pure price increases of 1.9% in Third Quarter 2010 compared to increases of 1.0% in Third Quarter 2009, and increases of 2.2% in Nine Months 2010 compared to decreases of 0.2% in Nine Months 2009.

The increase in the statutory combined ratio for Third Quarter and Nine Months 2010 compared to same periods last year was driven by an increase in catastrophe losses of $4.4 million, or 9.0 points, to $5.6 million, in Third Quarter 2010, and an increase of $25.0 million, or 16.6 points, to $29.4 million, in Nine Months 2010.  This increased level of catastrophe losses is due largely to a high frequency of catastrophic events in our footprint area, the most significant of which occurred in the first and second quarters of 2010.  While Third Quarter 2010 catastrophe losses returned to more normalized levels, the quarter included adverse development on some of the earlier storms primarily related to hail damage.  The catastrophe losses in Nine Months 2010 were partially offset by decreases in non-catastrophe property losses of $9.4 million, or 7.0 points.

Personal Lines Results

Personal Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points
GAAP Insurance Operations Results:
NPW	$70,110	62,290	13%		192,934	171,265	13%
NPE	61,484	54,627	13		178,967	160,021	12
Less:
Losses and loss expenses incurred	47,973	39,776	21		141,019	119,453	18
Net underwriting expenses incurred	17,418	17,164	1		51,954	47,826	9
Underwriting loss	$(3,907)	(2,313)	(69)%		(14,006)	(7,258)	(93)%
GAAP Ratios:
Loss and loss expense ratio	78.0%	72.8	5.2	pts	78.8%	74.6	4.2	pts
Underwriting expense ratio	28.4%	31.4	(3.0)		29.0%	29.9	(0.9)
Combined ratio	106.4%	104.2	2.2		107.8%	104.5	3.3
Statutory Ratios:
Loss and loss expense ratio	78.0%	72.9	5.2		78.8%	74.6	4.2
Underwriting expense ratio	25.2%	28.9	(3.8)		27.1%	29.0	(1.9)
Combined ratio	103.2%	101.8	1.4	pts	105.9%	103.6	2.3	pts

•	NPW increased in Third Quarter and Nine Months 2010 compared to Third Quarter and Nine Months 2009 primarily due to:
o
32 rate increases, 26 of which are 5% or more, that went into effect across our Personal Lines footprint during Nine Months 2010 and are expected to generate an additional $13.6 million in annual premium;

o	New business direct premium written increases of $0.6 million, or 4%, to $16.4 million for Third Quarter 2010 and $7.1 million, or 18%, to $46.9 million for Nine Months 2010; and
o
Net renewal direct premium written increases of $7.0 million, or 15%, to $54.8 million for Third Quarter 2010 and $13.6 million, or 10%, to $150.2 million for Nine Months 2010, which includes a policy retention increase of three points, to 82%, in Nine Months 2010.

•
NPE increases in Third Quarter and Nine Months 2010, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended September 30, 2010 as compared to the 12-month period ended September 30, 2009.

•
The 5.2-point increase in the GAAP loss and loss expense ratio in Third Quarter 2010 compared to Third Quarter 2009 was primarily attributable to increased property losses of $7.7 million, or 9.3 points, which included an increase in catastrophe losses of $4.5 million, or 7.2 points, driven by several wind and thunderstorm events.  This was partially offset by premium earned outpacing loss costs.

The 4.2-point increase in the GAAP loss and loss expense ratio for Nine Months 2010 compared to Nine Months 2009 was attributable to an increase in catastrophe losses of $14.1 million, or 7.7 points.  This increase was partially offset by premium earned outpacing loss costs.

•
The decrease in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2010 compared to Third Quarter and Nine Months 2009 was attributable to an increase in premiums that has outpaced increases in underwriting expenses.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, our strategy on this line includes:  (i) writing new policies in our expansion states; (ii) continued diversification in our territory structure; and (iii) providing the excellent service that our policyholders and agents demand.  The rate increases that we anticipate obtaining in 2010 are expected to generate an additional $14.9 million in annual premium.  Policy retention continues to be positive, despite increases to our rates over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency accounts in our core book of business.

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

Investments

Overall market expectations for U.S. growth have been revised downward from earlier in the year and unemployment is expected to be a concern over the next several years.  In spite of this economic news, valuations in our overall investment portfolio have improved during Nine Months 2010.

Credit quality of our fixed maturity securities portfolio remains high, with an average S&P rating of “AA.”  This is primarily due to the large allocation of the fixed maturity securities portfolio to high-quality municipal bonds, agency residential mortgage-backed securities (“RMBS”), and government and agency obligations.  Although we maintain a high-quality municipal bond portfolio at an average S&P rating of “AA”, we continue to closely monitor this portfolio given the general uncertainty about states and municipalities and the ability of such issuers to fulfill their obligations in light of ongoing budget constraints.  In addition, we are currently diversifying into investment-grade corporate bonds as part of our overall investment strategy due to the currently more attractive risk/return characteristics of this sector.  Our recent increased allocation to corporate bonds reduced the overall portfolio S&P rating in Third Quarter 2010 from “AA+.”  Exposure to non-investment grade bonds represents only 1% of the total fixed maturity securities portfolio.  We have 20 non-investment grade rated securities in the investment portfolio with a total fair value of $37.2 million and an unrealized/unrecognized loss balance of $2.9 million as of September 30, 2010.

In early 2010, we decided to outsource our investment management operations to two external investment managers.  This transition was successfully completed and is now fully operational.  This outsourcing does not indicate a change to our overall investment strategy, only a change in the execution model.  We expect to benefit from broader sector-specific knowledge, advanced risk management tools, and greater flexibility in trade execution.

Our investment philosophy includes certain return and risk objectives for the fixed maturity securities and equity portfolios.  The primary objective of the fixed maturity securities portfolio return is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices while balancing risk.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.

The following table presents information regarding our investment portfolio:

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2010	2009	Points		2010	2009	Points

Total invested assets					$3,970,634	3,766,696	5%
Net investment income – before tax	$32,986	36,585	(10)%		104,237	78,670	32
Net investment income – after tax	25,305	28,382	(11)		80,058	65,392	22
Unrealized gain during the period – before tax	45,704	46,528	(2)		90,126	139,279	(35)
Unrealized gain during the period – after tax	29,708	30,243	(2)		58,582	90,531	(35)
Net realized gains (losses) – before tax	57	(4,983)	101		(3,271)	(40,302)	92
Net realized gains (losses) – after tax	37	(3,239)	101		(2,126)	(26,197)	92
Effective tax rate	23.3%	22.4	0.9	pts	23.2%	16.9	6.3	pts
Annual after-tax yield on fixed maturity securities					2.8%	3.4	(0.6)
Annual after-tax yield on investment portfolio					2.8%	2.4	0.4

Total Invested Assets
Our investment portfolio totaled $4.0 billion at September 30, 2010, an increase of 5% compared to September 30, 2009. This increase was driven primarily by cash flows generated from insurance operations and valuation improvements within the fixed maturity securities portfolio, which resulted in an $89.0 million improvement in unrealized gains, bringing the portfolio from a $38.2 million gain position at September 30, 2009 to an $127.2 million gain position at September 30, 2010.

Our investment portfolio consists primarily of fixed maturity investments (88%), but also contains short-term investments (7%), other investments (4%), and equity securities (1%).  We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The duration of the fixed maturity securities portfolio as of September 30, 2010, including short-term investments, was an average of 3.5 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years, which was relatively consistent with the prior year.  The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale (“AFS”) fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

As of September 30, 2010, alternative investments represented 4% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $92.1 million in these alternative investments through commitments that currently expire at various dates through 2023.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q and Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report for quantitative data on our alternative investments portfolio by strategy.

As mentioned above, our fixed maturity securities portfolio carries a weighted average credit rating of “AA” despite ratings migration over the past year due to general economic conditions and our recent heavier allocation to investment-grade corporate bonds.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	September 30,	December 31,
Security Rating	2010	2009
Aaa/AAA	48%	57%
Aa/AA	25%	25%
A/A	21%	14%
Baa/BBB	5%	3%
Ba/BB or below	1%	1%
Total	100%	100%

To manage and mitigate exposure to losses, we and our external investment managers analyze our mortgage-backed securities (“MBS”) both at the time of purchase and as part of the ongoing portfolio evaluation.  This analysis may include loan level reviews of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows under various economic and default scenarios, as well as other information that aids in determining the health of the underlying assets.  Other considerations include the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.  For additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” in our 2009 Annual Report.

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$330.6	11.9	AAA	$475.6	1.8	AAA
Foreign government obligations	8.5	0.6	AA-	-	-	-
State and municipal obligations	480.3	33.6	AA+	379.8	20.3	AA+
Corporate securities	869.5	48.5	A+	379.6	14.1	A+
MBS	402.1	13.1	AA+	382.9	(17.1)	AA+
Asset-backed securities (“ABS”)	24.0	0.7	AA+	18.0	0.3	AA+
Total AFS fixed maturity portfolio	$2,115.0	108.4	AA	$1,635.9	19.4	AA+

State and Municipal Obligations:
General obligations	$281.8	19.5	AA+	$222.6	11.0	AA+
Special revenue obligations	198.5	14.1	A+	157.2	9.3	AA+
Total state and municipal obligations	$480.3	33.6	AA+	$379.8	20.3	AA+

Corporate Securities:
Financial	$261.7	11.5	A+	$67.4	3.0	AA-
Industrials	74.1	6.2	A-	46.6	2.2	A
Utilities	49.7	2.4	A-	18.9	0.9	A-
Consumer discretion	70.2	3.9	A	26.3	1.3	A-
Consumer staples	87.2	5.0	A-	51.6	1.4	A
Healthcare	132.1	8.7	AA-	52.8	1.7	AA-
Materials	45.3	2.5	A-	20.7	0.8	A-
Energy	39.9	2.4	A+	42.4	1.3	AA-
Information technology	47.8	2.0	A+	10.8	0.1	AA
Telecommunications services	37.5	1.5	A	14.6	0.5	A
Other	24.0	2.4	A	27.5	0.9	A
Total corporate securities	$869.5	48.5	A+	$379.6	14.1	A+

MBS:
Government guaranteed agency CMBS	$74.7	5.7	AAA	$94.6	1.1	AAA
Non-agency CMBS	27.3	(2.0)	A-	9.0	0.1	AA-
Government guaranteed agency RMBS	93.6	3.4	AAA	105.2	0.1	AAA
Other agency RMBS	160.2	7.4	AAA	119.8	1.9	AAA
Non-agency RMBS	36.0	(1.1)	A-	30.2	(12.8)	A-
Alternative-A (“Alt-A”) RMBS	10.3	(0.3)	AAA	24.1	(7.5)	A-
Total MBS	$402.1	13.1	AA+	$382.9	(17.1)	AA+

ABS:
ABS	$23.1	0.9	AAA	$18.0	0.3	AA+
Sub prime ABS[2,3]	0.9	(0.2)	D	-	-	-
Total ABS	$24.0	0.7	AA+	$18.0	0.3	AA+

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

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at September 30, 2010 and December 31, 2009:

September 30, 2010 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
U.S. government obligations[1]	$107.1	99.6	7.5	4.9	12.4	AAA
State and municipal obligations	1,058.6	1,020.5	38.1	25.0	63.1	AA-
Corporate securities	94.1	83.2	10.9	(4.0)	6.9	A-
MBS	167.5	157.8	9.7	(4.5)	5.2	AA+
ABS	12.8	11.6	1.2	(2.6)	(1.4)	A
Total HTM portfolio	$1,440.1	1,372.7	67.4	18.8	86.2	AA-

State and Municipal Obligations:
General obligations	$286.1	277.2	8.9	11.2	20.1	AA-
Special revenue obligations	772.5	743.3	29.2	13.8	43.0	AA-
Total state and municipal obligations	$1,058.6	1,020.5	38.1	25.0	63.1	AA-

Corporate Securities:
Financial	$29.4	25.4	4.0	(2.4)	1.6	BBB+
Industrials	23.1	19.3	3.8	(1.3)	2.5	BBB+
Utilities	17.6	16.2	1.4	(0.1)	1.3	A-
Consumer discretion	12.8	12.2	0.6	0.2	0.8	A+
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.2	1.9	0.3	(0.1)	0.2	BBB-
Energy	3.6	3.3	0.3	(0.2)	0.1	BBB-
Total corporate securities	$94.1	83.2	10.9	(4.0)	6.9	A-

MBS:
Government guaranteed agency CMBS	$10.2	9.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AA
Non-agency CMBS	50.5	44.8	5.7	(6.0)	(0.3)	AA+
Government guaranteed agency RMBS	4.4	4.0	0.4	-	0.4	AA
Other agency RMBS	98.7	95.4	3.3	1.5	4.8	AA
Non-agency RMBS	0.1	0.1	-	-	-	AA
Total MBS	$167.5	157.8	9.7	(4.5)	5.2	AA+

ABS:
ABS	$9.9	9.1	0.8	(1.1)	(0.3)	A
Alt-A ABS	2.9	2.5	0.4	(1.5)	(1.1)	A+
Total ABS	$12.8	11.6	1.2	(2.6)	(1.4)	A

December 31, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated OCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
U.S. government obligations[1]	$146.0	144.8	1.2	5.6	6.8	AAA
State and municipal obligations	1,210.8	1,201.4	9.4	33.9	43.3	AA
Corporate securities	107.5	98.8	8.7	(6.0)	2.7	A-
MBS	245.7	239.1	6.6	(17.9)	(11.3)	AA+
ABS	30.2	26.3	3.9	(5.7)	(1.8)	AA-
Total HTM portfolio	$1,740.2	1,710.4	29.8	9.9	39.7	AA+

State and Municipal Obligations:
General obligations	$301.5	300.8	0.7	14.7	15.4	AA+
Special revenue obligations	909.3	900.6	8.7	19.2	27.9	AA
Total state and municipal obligations	$1,210.8	1,201.4	9.4	33.9	43.3	AA

Corporate Securities:
Financial	$35.4	31.8	3.6	(4.0)	(0.4)	A
Industrials	29.1	25.7	3.4	(2.0)	1.4	A-
Utilities	16.5	16.3	0.2	(0.1)	0.1	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.9	0.7	0.5	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$107.5	98.8	8.7	(6.0)	2.7	A-

MBS
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.8	3.8	-	0.1	0.1	AAA
Non-agency CMBS	80.5	77.1	3.4	(19.2)	(15.8)	AA+
Government guaranteed agency RMBS	4.2	3.9	0.3	(0.2)	0.1	AAA
Other agency RMBS	140.2	137.7	2.5	2.5	5.0	AAA
Non-agency RMBS	5.9	5.8	0.1	(1.1)	(1.0)	AAA
Total MBS	$245.7	239.1	6.6	(17.9)	(11.3)	AA+

ABS:
ABS	$27.3	24.3	3.0	(4.8)	(1.8)	AA
Alt-A ABS	1.8	1.0	0.8	(0.5)	0.3	CC
Sub-prime ABS[2]	1.1	1.0	0.1	(0.4)	(0.3)	A
Total ABS	$30.2	26.3	3.9	(5.7)	(1.8)	AA-
1U.S. government includes corporate securities fully guaranteed by the FDIC.
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of September 30, 2010:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$400,411	AA-	A+
Assured Guaranty	257,453	AA+	AA-
Ambac Financial Group, Inc.	107,870	AA-	AA-
Other	21,523	AA	AA-
Total	$787,257	AA	AA-

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at September 30, 2010:

State Exposures of Municipal Bonds	General	Special	Fair	Average Credit
($ in thousands)	Obligation	Revenue	Value	Quality

Texas	$109,945	65,549	175,494	AA
Washington	48,679	47,407	96,086	A+
Florida	515	82,404	82,919	A+
Arizona	7,071	70,483	77,554	AA
North Carolina	42,567	28,930	71,497	AA+
New York	-	70,463	70,463	AA+
Illinois	20,865	46,612	67,477	AA
Ohio	21,579	38,318	59,897	AA
Colorado	36,040	23,331	59,371	A+
Other	251,384	452,121	703,505	AA
	$538,645	925,618	1,464,263	AA
Advanced refunded/escrowed to maturity bonds	29,250	45,420	74,670	AA
Total	$567,895	971,038	1,538,933	AA
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

September 30, 2010 ($ in thousands)	Market Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$194,474	21%	AA-
Water and Sewer	179,973	19%	AA
Electric	109,244	12%	AA-
Total Essential Services	483,691	52%	AA

Education	144,444	16%	AA
Special Tax	116,898	13%	AA-
Housing	83,827	9%	AA-
Other:
Leasing	35,655	4%	AA
Hospital	20,122	2%	A+
Other	40,981	4%	AA-
Total Other	96,758	10%	AA-
Total Special Revenue Bonds	$925,618	100%	AA-

For details regarding our special revenue bond sectors, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2009 Annual Report.

Net Investment Income
Net investment income, before tax, decreased by $3.6 million for Third Quarter 2010 compared to Third Quarter 2009, and increased by $25.6 million for Nine Months 2010 compared to Nine Months 2009.  For Third Quarter 2010, the decrease was primarily driven by a $3.0 million decrease in income on our fixed maturity securities due to lower yields as compared to the prior year.  The improvement in Nine Months 2010 was primarily attributable to an increase in income on the alternative investment portion of our other investment portfolio compared to a loss on these investments in the comparable period during 2009, partially offset by:  (i) lower fixed maturity reinvestment yields; and (ii) increased investment expense related to severance payments as a result of our decision to outsource the management of our investment portfolio.

Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The improvement in the returns on these investments is reflective of improved equity and credit markets, as well as increased stability in the financial markets.

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized losses at September 30 were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
HTM fixed maturity securities
Gains	$123	81	535	219
Losses	(296)	(236)	(746)	(530)
AFS fixed maturity securities
Gains	2,961	4,154	7,743	17,752
Losses	(15)	(4,441)	(7,604)	(13,400)
AFS equity securities
Gains	912	551	15,086	29,257
Losses	(821)	-	(1,054)	(27,744)
Other Investments
Gains	-	-	-	-
Losses	-	(850)	-	(2,039)
Total other net realized investment gains (losses)	2,864	(741)	13,960	3,515
Total OTTI charges recognized in earnings	(2,807)	(4,242)	(17,231)	(43,817)
Total net realized gains (losses)	$57	(4,983)	(3,271)	(40,302)

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of Time in an	Quarter ended		Quarter ended
Unrealized Loss Position	September 30, 2010		September 30, 2009
	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$-	-	9,119	4,200
7 – 12 months	-	-	-	-
Greater than 12 months	-	-	-	-
Total fixed maturities	-	-	9,119	4,200
Equities:
0 – 6 months	6,326	332	-	-
7 – 12 months	3,173	489	-	-
Total equity securities	9,499	821	-	-
Total	$9,499	821	9,119	4,200

Period of Time in an	Nine Months ended		Nine Months ended
Unrealized Loss Position	September 30, 2010		September 30, 2009
	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463	53,284	6,660
7 – 12 months	-	-	38,292	3,424
Greater than 12 months	10,257	7,098	36,418	3,247
Total fixed maturities	21,719	7,561	127,994	13,331
Equities:
0 – 6 months	10,454	565	27,313	20,308
7 – 12 months	3,173	489	8,230	7,436
Total equity securities	13,627	1,054	35,543	27,744
Other investments
7 – 12 months	-	-	4,816	1,189
Total other investments	-	-	4,816	1,189
Total	$35,346	8,615	168,353	42,264

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
HTM securities
ABS	$-	68	31	2,421
CMBS	90	-	4,215	711
RMBS	102	-	419	-
Total HTM securities	192	68	4,665	3,132

AFS securities
Corporate securities	-	-	-	1,270
CMBS	781	-	2,153	-
RMBS	9	3,882	7,916	37,677
Total fixed maturity AFS securities	790	3,882	10,069	38,947
Equity securities	1,825	292	2,497	1,738
Total AFS securities	2,615	4,174	12,566	40,685

Total OTTI charges recognized in earnings	$2,807	4,242	17,231	43,817

We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income (“OCI”) for the non-credit related portion.  If there is a decline in fair value of an equity security that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  In addition, for significant inputs used to measure OTTI and qualitative information regarding these charges, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at September 30, 2010 and December 31, 2009:

September 30, 2010	0 – 6 months		7 – 11 months		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses
AFS securities
Obligations of states and political subdivisions	$505	(5)	-	-	-	-
Corporate securities	41,792	(113)	-	-	-	-
ABS	-	-	-	-	933	(218)
CMBS	-	-	-	-	11,048	(3,079)
RMBS	24,297	(109)	-	-	30,116	(1,608)
Total fixed maturity securities	66,594	(227)	-	-	42,097	(4,905)
Equity securities	-	-	-	-	-	-
Subtotal	$66,594	(227)	-	-	42,097	(4,905)

HTM securities
Obligations of states and political subdivisions	$4,105	(7)	1,474	(8)	33,546	(1,104)
Corporate securities	-	-	-	-	5,872	(153)
ABS	534	(961)	-	-	6,723	(702)
CMBS	3,640	(2)	-	-	5,510	(3,330)
RMBS	-	-	-	-	94	(39)
Subtotal	$8,279	(970)	1,474	(8)	51,745	(5,328)

Total AFS and HTM	$74,873	(1,197)	1,474	(8)	93,842	(10,233)

December 31, 2009	0 – 6 months		7 – 11 months[1]		12 months or longer [1]
($ in thousands)	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses	Fair Value	Net Unrecognized Unrealized Losses
AFS securities
U.S. government and government agencies[2]	$187,283	(1,210)	-	-	-	-
Obligations of states and political subdivisions	8,553	(120)	-	-	3,059	(17)
Corporate securities	74,895	(829)	-	-	10,550	(417)
ABS	2,983	(17)	-	-	-	-
CMBS	36,447	(637)	-	-	3,960	(40)
RMBS	77,674	(493)	654	(21)	53,607	(20,198)
Total fixed maturity securities	387,835	(3,306)	654	(21)	71,176	(20,672)
Equity securities	3,828	(214)	-	-	5,932	(396)
Sub-total	$391,663	(3,520)	654	(21)	77,108	(21,068)

HTM securities
U.S. government and government agencies[2]	$19,746	(29)	9,713	(288)	-	-
Obligations of states and political subdivisions	40,904	(332)	5,767	(181)	74,360	(2,684)
Corporate securities	6,124	(102)	-	-	19,233	(1,310)
ABS	-	-	-	-	10,403	(2,436)
CMBS	-	-	316	(728)	24,984	(16,254)
RMBS	5,068	(146)	-	-	5,892	(935)
Sub-total	$71,842	(609)	15,796	(1,197)	134,872	(23,619)

Total AFS and HTM	$463,505	(4,129)	16,450	(1,218)	211,980	(44,687)

1 The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI accounting guidance issued in 2009.
2 U.S. government includes corporate securities fully guaranteed by the FDIC

Gross pre-tax unrealized/unrecognized losses decreased for our fixed maturity securities portfolio as compared to December 31, 2009, primarily driven by:  (i) a general improvement in the overall marketplace; and (ii) $14.3 million of fixed maturity security sales.  For further details regarding these sales, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.  As of September 30, 2010, 72 fixed maturity securities and no equity securities were in an unrealized loss position with no individual security having an unrealized/unrecognized loss balance of more than $2 million.  At December 31, 2009, 173 fixed maturity securities and six equity securities were in an unrealized loss position.

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.  For qualitative information regarding our conclusion as to why these impairments are deemed temporary, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at September 30, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$10,901	9,492
Due after one year through five years	58,481	55,682
Due after five years through ten years	44,441	43,517
Due after ten years	-	-
Total	$113,823	108,691

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at September 30, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$9,865	8,483
Due after one year through five years	44,217	39,959
Due after five years through ten years	12,234	11,577
Due after ten years	1,488	1,479
Total	$67,804	61,498

Investments Outlook
Overall market expectations for U.S. growth have been revised downward from the optimism seen earlier in the year and unemployment is expected to be a concern over the next several years.  The Federal Reserve is currently evaluating a new round of stimulus and their actions are expected to be designed to improve the economy’s near-term performance while balancing the impact of long-term inflationary conditions.  Consensus is building that the Federal Reserve will announce additional purchases of U.S. treasury securities in the fourth quarter of 2010 with the intention of driving yields on those securities lower, which is intended to increase consumer spending and return to more normalized levels of inflation.

The outsourcing of our fixed income and equity investment portfolios to external investment managers was successfully completed.  Our overall investment strategy has not changed, only the execution model.  We are benefiting from broader sector-specific knowledge, advanced risk management tools, and greater flexibility in trade execution.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will invest in high quality instruments, while striving to reduce risk, including additions to investment grade corporate bonds with diversified maturities to manage incremental interest rate risk.

We have lowered our exposure to equities and will be pursuing a more index-neutral position for this asset class, in the near term, providing greater sector and sponsor diversification.

Our current outlook for the alternative investment strategy is positive despite the volatility in investment income over the past two years.  Performance of the alternatives portfolio has rebounded as the merger and acquisition environment has improved and financing has become available.  In the near term, given the volatility we have experienced in the recent past, we remain cautious and may investigate potential opportunities to limit our exposure in the alternative investment class through the use of a secondary market.

Federal Income Taxes
Federal income taxes from continuing operations increased by:  (i) $2.0 million for Third Quarter 2010, to an expense of $3.2 million, compared to an expense of $1.2 million for Third Quarter 2009; and (ii) $17.0 million for Nine Months 2010, to an expense of $7.0 million, compared to a benefit of $9.9 million for Nine Months 2009.  These increases, which are attributable to an increase in net investment income earned coupled with a reduction in net realized losses, resulted in an effective tax rate of approximately 15% for Third Quarter 2010 compared to an effective tax rate of 6% for Third Quarter 2009.  The effective tax rate was 13% for Nine Months 2010, and the tax benefit in Nine Months 2009 of $9.9 million resulted in an effective tax rate of (76)%.  The Nine Months 2009 tax benefit resulted from lower pre-tax income associated with the decline in investment income and an increase in net realized losses.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $265 million at September 30, 2010, primarily comprised of $53 million at Selective Insurance Group, Inc. (the “Parent”) and $212 million at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given the financial market volatility over the past two years, we have continued to maintain higher than historical cash and short-term investment balances.  During the second quarter of 2010, we intentionally increased our cash and short-term position as the Company transitioned the portfolio to its new external investment managers.  During Third Quarter 2010, our outside managers began deploying funds to purchase investments and as a result, although still higher than historical levels, our cash and short-term investment position decreased compared to the prior quarter.  Short-term investments are maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit and loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during Nine Months 2010.  In addition, there were no borrowings under its line of credit or any additional borrowings from its Indiana Subsidiaries.

We currently anticipate the Insurance Subsidiaries paying approximately $48 million of dividends to the Parent in 2010, of which $36.0 million was paid through Third Quarter 2010, compared to our allowable ordinary maximum dividend amount of approximately $101 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved given current conditions.  For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 11. “Stockholders’ Equity” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Parent’s line of credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  For additional information regarding the Parent’s line of credit, refer to the section below entitled “Short-term Borrowings.”  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At September 30, 2010, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  While current market conditions have limited the liquidity in our fixed maturity investments regarding sales, our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business. The duration of the fixed maturity securities portfolio, including short-term investments, was 3.5 years as of September 30, 2010, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.6 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our $30 million line of credit (“Line of Credit”) is syndicated between Wachovia Bank N.A., a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (BB&T).  This Line of Credit, which can be increased to $50 million with the approval of both lending parties, provides the Parent with an additional source of liquidity, if needed.  The Line of Credit is not used in our daily cash management but is available if circumstances arise where additional short-term liquidity is necessary.  The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings from S&P and Moody’s.  The Line of Credit expires on August 11, 2011.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of September 30, 2010 or at any time during Nine Months 2010.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2010	Actual as of September 30, 2010
Consolidated net worth	$798.9 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.0 billion
Debt-to-capitalization ratio	Not to exceed 30%	19.4%
A.M. Best financial strength rating	Minimum of A-	A+

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At September 30, 2010, we had statutory surplus of $1.0 billion and GAAP stockholders’ equity of $1.1 billion.  We had total debt of $262.3 million at September 30, 2010, which equates to a debt-to-capital ratio of approximately 19.4%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain an approximate 25% debt-to-capital ratio and a premiums-to-surplus ratio sufficient to maintain an “A+” (Superior) financial strength rating from A.M. Best for the Insurance Subsidiaries.  Our premiums-to-surplus ratio was 1.4x and 1.5x on September 30, 2010 and December 31, 2009, respectively.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

We continue to maintain liquidity at the Insurance Subsidiary levels.  Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and the Parent’s stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $20.41 as of September 30, 2010 from $18.83 as of December 31, 2009, primarily driven by:  (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $1.09; and (ii) net income, which led to an increase in book value per share of $0.78.  Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in decreases in book value per share of $0.40.

Ratings
We are rated by major rating agencies, which issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2010 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook.  They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets.  We have been rated “A” or higher by A.M. Best for the past 80 years, with our current rating of “A+ (Superior)” being in place for the last 49 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best, could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our line of credit.

Our ratings by other major rating agencies are as follows:
•
S&P Insurance Rating Services — Our “A” financial strength rating was reaffirmed in Third Quarter 2010.  S&P cited our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling, strong financial flexibility, conservative financial leverage, and strong agency relationships.  At the same time, S&P revised our outlook to “stable” from “negative,” citing strong cycle management, careful risk selection, improved capital adequacy, and continuing price increases across most commercial and personal lines along with strong retention.

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

•
Fitch Ratings — Our “A+” rating was reaffirmed in Third Quarter 2010, citing our disciplined underwriting culture, conservative balance sheet, good capitalization, strong independent agency relationships, strong loss reserve position, and improved diversification through our continued efforts to reduce our concentration in New Jersey.  At the same time, Fitch revised our outlook to “stable” from “negative”.

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

Accounting Pronouncements to be Adopted
In October 2010, the FASB issued ASU Update 2010-26, Financial Services-Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contacts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $218.6 million as of September 30, 2010.

Off-Balance Sheet Arrangements
At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities and Commitments
Our future cash payments associated with loss and loss expense reserves, and contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2009.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At September 30, 2010, we had contractual obligations that expire at various dates through 2023 that may require us to invest up to an additional $92.1 million in other investments.  There is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2009 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2009 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter or Nine Months 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
National Catastrophe Funds.  Various legislative proposals have been introduced that would establish a federal reinsurance catastrophic fund as a federal backstop for future natural disasters.  These bills generally encourage states to create catastrophe funds by creating a federal backstop for states that create the funds.  While homeowners' insurance is primarily handled at the state level, the federal government may decide to play a role, including the establishment of a national catastrophic fund.

•
Reform of the National Flood Insurance Program (“NFIP”).  There have been legislative proposals to reform the NFIP by:  (i) expanding coverage to include coverage for losses from wind damage; and (ii) forgiving the nearly $20 billion in debt amassed by the NFIP from the catastrophic storms of 2004 and 2005.  We believe that the expansion of coverage to include wind losses would significantly increase the cost and availability of NFIP insurance.  On September 30, 2010 President Obama signed S 3814 into law extending the National Flood Insurance Program through September 30, 2011.

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

However, if, even in the short-term, the Dodd-Frank Act is not perceived by the investing public as a means to effectively reform and provide stability to the financial markets, it could result in a further deterioration of investor confidence in the U.S. economy and financial markets, which could further increase constraints on the liquidity available in the banking system and financial markets and increase pressure on the price of our fixed income securities and equity portfolios.  These results could materially and adversely affect our results of operations, financial condition, liquidity, and the trading price of the Parent’s Common Stock.  In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage its capital position and liquidity.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in Third Quarter 2010:
			Total Number of	Maximum Number
	Total Number of	Average	Shares Purchased	of Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased Under the
Period	Purchased[1]	per Share	Announced Programs	Announced Programs
July 1 – 31, 2010	-	$-	-	-
August 1 – 31, 2010	-	-	-	-
September 1 – 30, 2010	603	16.20	-	-
Total	603	16.20	-	-

[1]
During Third Quarter 2010, 603 shares were purchased from employees in connection with the vesting of restricted stock.  These repurchases were made in connection with satisfying tax withholding obligations with respect to those employees and were purchased at the closing price on the dates of purchase.  These shares were not purchased as part of any publicly announced program.

ITEM 6.       EXHIBITS

(a)           Exhibits:

Exhibit No.
* 10.1	Selective Insurance Company of America Deferred Compensation Plan (2005), as Amended and Restated Effective as of January 1, 2010.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 28, 2010
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 28, 2010
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)