Form 10-K
period 2010-12-31
SELECTIVE INSURANCE GROUP INC
filed 2011-02-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-33067

SELECTIVE INSURANCE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(973) 948-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $2 per share	NASDAQ Global Select Market

7.5% Junior Subordinated Notes due September 27, 2066	New York Stock Exchange

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
☒  Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
☐   Yes       ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $774,466,983 on June 30, 2010.  As of February 15, 2011, the registrant had outstanding 53,934,038 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 27, 2011 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.

PART I

Item 1.  Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company, incorporated in 1977, for seven insurance subsidiaries (individually and collectively referred to as “we,” “us,” or “our”) that principally offer property and casualty insurance products and services in the Eastern and Midwestern regions of the United States.  Our headquarters are in Branchville, New Jersey.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”  In 2010, we were ranked as the 49th largest property and casualty group in the United States in A.M. Best and Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”  We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance policies and products; and

•	Investments, which invests the premiums collected by the Insurance Operations.

In 2009, we eliminated a third operating segment, Diversified Insurance Services in the following two steps:  (i) in the first quarter of 2009, we reclassified our federal flood insurance administrative services (“Flood”) business into Insurance Operations because of changes in the way we managed the business; and (ii) in the fourth quarter of 2009, we sold our human resource administration outsourcing (“HR Outsourcing”) business.  See Note 12. “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for additional information.  Also see Note 11. “Segment Information” for our revenue from continuing operations and income from continuing operations, before federal income tax, by segment.

We derive substantially all of our income in three ways:

•
Underwriting income from Insurance Operations.  Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses.  The gross premiums we bill our insureds are direct premium written (“DPW”) plus premiums assumed from other insurers.  Gross premiums billed less premium ceded to reinsurers, is net premium written (“NPW”).  NPW is recognized as revenue ratably over the policy’s term as net premiums earned (“NPE”).  Insurance Operations expenses fall into three main categories:  (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as agent commissions, premium taxes, reinsurance, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net investment income from Investments.  We generate income from investing insurance premiums from the time they are collected until the time we need to make certain expenditures such as paying loss and loss expenses, underwriting expenses, equity and debt offering obligations, and policyholder dividends.  Net investment income consists primarily of interest earned on fixed maturity investments, dividends earned on equity securities, and other income primarily generated from our alternative investment portfolio.

•
Net realized gains and losses on investment securities from the Investments segment.  Realized gains and losses from the investment portfolios of our seven insurance subsidiaries (“Insurance Subsidiaries”) and the Parent are typically the result of sales, maturities, calls, and redemptions.  They also include write downs from other-than-temporary impairments (“OTTI”).

We measure Insurance Operations performance by the combined ratio.  Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding:  (i) the loss and loss adjustment expense ratio, which is the ratio of incurred loss and loss adjustment expense to NPE; (ii) the expense ratio, which is the ratio of policy acquisition and other underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE.  A combined ratio under 100% indicates an underwriting profit and a combined ratio over 100% indicates an underwriting loss.  The combined ratio does not reflect investment income, federal income taxes, or other non-insurance related income or expense.

We measure the performance of our Investments segment by pre- and after-tax investment income and the associated return on invested assets.  Our investment philosophy includes setting certain risk and return objectives for the fixed maturity, equity, and other investment portfolios.  We generally measure our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

Our Insurance Operations and Investments segments are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed.  The Insurance Subsidiaries are required to file financial statements with these states prepared in accordance with statutory accounting principles (“SAP”), promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states.  Because of these regulatory requirements, we use SAP to manage our Insurance Operations.  The purpose of state insurance regulation is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on the potential for shareholder profits.  Consequently, significant differences exist between SAP and GAAP that are discussed further under “Measure of Insurance Operations Profitability.”

Insurance Operations

Overview

We derive all of our Insurance Operations revenue from selling insurance products and services to businesses and individuals for premium.  Our sales to businesses, non-profit organizations, and local government entities, which we refer to as Commercial Lines, represent about 82% of our NPW.  Our sales to individuals, which we refer to as Personal Lines, represent about 18% of our NPW.  The majority of our sales are annual insurance policies.  Commercial Lines sales are seasonally heaviest in January and July and lightest during the fourth quarter of the year.

Insurance Operations Products and Services
The types of insurance we sell in our Insurance Operations fall into two broad categories:
•
Property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property.  Property claims are generally reported and settled in a relatively short period of time; and

•
Casualty insurance, which generally covers the financial consequences of employee injuries in the course of employment and bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities.  Some casualty claims may take several years to be reported and settled.

The main Commercial Lines we underwrite and insure primarily through traditional insurance and, to a lesser extent, through alternative risk management products, such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts, are as follows:

Type of Policy	Category of Insurance
Commercial Property	Property
Commercial Automobile	Property/Casualty
General Liability (including Excess Liability/Umbrella)	Casualty
Workers Compensation	Casualty
Business Owners Policy	Property/Casualty
Bonds (Fidelity and Surety)	Casualty

The main Personal Lines we underwrite and insure are as follows:

Type of Policy	Category of Insurance
Homeowners	Property/Casualty
Personal Automobile	Property/Casualty

Product Development and Pricing
Our Insurance Operations policies are contracts that specify our coverages – what we will pay to or for an insured upon specified losses.  We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”).  Determining the price to charge for our coverages is complicated.  At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future.  To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends.  In the last five years, we have also developed predictive models for our Insurance Operations.  Predictive models analyze historical statistical data regarding our insureds and their loss experience and, applying and analyzing that information to risks of current insureds and prospective insureds, provide us with an analysis and prediction of the likely profitability of the account.  A model’s predictive capabilities are limited by the amount and quality of the statistical data available.  As a regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs.  Consequently, we use ISO data to supplement our own.  By using ISO’s policy language, policy writing rules, retrospective loss cost information, and rates, we also improve the compliance of our Insurance Operations with applicable legal and regulatory requirements.

Customers and Customer Markets
Commercial Lines customers represent 82% of our total DPW.  We categorize this business as follows:

	Percent of Total Commercial Lines	Average Premium per Policy	Description
Small Business	20%	$2,717	Policies under $25,000, with certain restrictions for hazard grade and exposure, that can be written through our internet-based One & Done® and Two & Done automated underwriting templates.

Middle Market Business	70%	8,806	Policies that cannot be written through our automated systems and are the focus of our field-based underwriters, known as agency management specialists (“AMSs”).

Large Account Business	10%	121,546
Policies that are larger in size or include alternative risk transfer.  This business is written by large account specialists.  Approximately 21% of these accounts include alternative risk transfer mechanisms.

We do not sub-divide our Personal Lines customers by size or class.  No one customer accounts for 10% or more of our premium within our Insurance Operations segment.

Geographic Markets
Our Insurance Operations are limited to the United States, and we principally operate in 22 states in the Eastern and Midwestern regions of the country.  We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk.  The principal states where we conduct business and their respective percentage of our total NPW over the last three fiscal years is shown in the following table:

	Year Ended December 31,
% of NPW	2010	2009	2008
New Jersey	26.2%	26.9	28.6
Pennsylvania	13.8	14.0	14.5
New York	9.0	10.1	10.2
Maryland	6.9	7.1	7.4
Illinois	5.5	5.6	4.8
Virginia	5.3	5.4	5.7
Indiana	4.8	4.1	3.7
North Carolina	3.3	3.5	4.0
Georgia	3.1	3.5	3.7
Michigan	3.0	2.7	2.3
South Carolina	2.6	2.6	2.7
Ohio	2.5	2.3	2.0
Other states	14.0	12.2	10.4
Total	100.0%	100.0	100.0

Distribution and Marketing
We sell and distribute our Insurance Operations products and services exclusively through independent insurance agents.  As of December 31, 2010, we had agency agreements with approximately 980 independent agencies.  As these agencies often have multiple offices, we have approximately 2,000 independent agency offices selling our products and services.  We pay our agencies commissions and other consideration for business placed with us.  We seek to compensate our agencies fairly and consistent with market practices.  No one agency is responsible for 10% or more of our Insurance Operations premium.

Independent insurance agents and brokers write approximately 80% of commercial property and casualty insurance and approximately 35% of the personal lines insurance business in the United States according to a 2008 study released in 2010 by the Independent Insurance Agents & Brokers of America.  We believe that independent insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance group and can provide a wider choice of commercial lines and personal lines insurance products to insureds.  Because our agencies generally represent several of our competitors and we face competition within our distribution channel, it is sometimes difficult to develop brand recognition among our customers, who do not always differentiate between insurance carriers and insurance coverages because of their reliance on their independent insurance agent.  Our primary marketing strategy with agents is to:

•
Use a business model that provides them resources within close geographic proximity, including:  (i) field underwriters; (ii) safety management specialists; and (iii) field claims personnel.  These resources make timely underwriting and claim decisions based on established authority parameters;

•
Develop close relationships with each agency and its principals:  (i) by soliciting their feedback on products and services; (ii) by advising them concerning company developments; and (iii) through significant interaction with them; and

•
Develop with each agency, and then carefully monitor, annual goals regarding:  (i) types and mix of risks placed with us; (ii) amounts of premium or numbers of policies placed with us; (iii) customer service levels; and (iv) profitability of business placed with us.

We received an overall satisfaction score of 8.3 out of 10 from our agent survey, which highlighted our agents’ satisfaction with our Commercial Lines products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Field and Technology Strategies Supporting Independent Agent Distribution
We use the service mark “High-tech x High-touch = HT2 SM” to describe our Insurance Operations business strategy.  “High-tech” refers to our technology that we use to make it easy for our independent insurance agents and customers to do business with us.  “High-touch” refers to the close relationships that we have with our independent insurance agents and customers due to our field business model that places underwriters, claims representatives, technical staff, and safety management representatives near our agents and customers.

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

At December 31, 2010, we had approximately 1,900 employees, 300 of which work in the field.

We support our field model with our corporate headquarters in Branchville, New Jersey, and five regional branch offices (“Regions”).  As of December 31, 2010, the Regions and their office locations were as follows:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina

Underwriting Process Involving Agents and Field Model
Our underwriting process requires communication and interaction among:
•	Our independent agents, who act as front-line underwriters, our AMSs, and our corporate underwriters;
•
Our corporate underwriting department, which includes our strategic business units (“SBUs”), organized by product and customer type, and our lines-of-business unit.  These units develop our pricing and underwriting guidelines in conjunction with the Regions;

•	Our Regions, which establish: (i) annual premium and pricing goals in consultation with the SBUs; (ii) agency new business targets; and (iii) agency profit improvement plans; and
•	Our Actuarial Department, located in our corporate headquarters, which assists in the determination of rate and pricing levels while also monitoring pricing and profitability.

We also have an underwriting service center (“USC”) located in Richmond, Virginia.  The USC assists our independent agents by servicing Personal Lines and Commercial Lines Small Business and Middle Market accounts.  At the USC, our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters.  For the convenience of using the USC and our handling of certain transactions, our independent agents agree to receive a slightly lower than standard commission for the premium associated with the USC.  As of December 31, 2010, our USC was servicing Commercial Lines NPW of $49 million and Personal Lines NPW of $32 million.  The $81 million total serviced by the USC represents 6% of our total NPW.

We believe that our field model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving an insured’s safety and risk management programs – and we have obtained the service mark “Safety Management:  Solutions for a safer workplace®.”  Safety management services include:  (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training.  Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service.  Our safety management goal is to partner with our insureds to identify and eliminate potential loss exposures.

Claims Management and Field Claims Model
Effective, fair, and timely claims management is one of the most important services that we provide our customers and agents.  It also is one of the critical factors in achieving underwriting profitability.  We have structured our claims organization to emphasize:  (i) cost-effective delivery of claims services and control of loss and loss expenses; and (ii) maintenance of timely and adequate claims reserves.  We believe that we can achieve lower claims expenses through our field model and locating claims representatives in close proximity to our customers and independent agents.

Claims management specialists (“CMSs”) are primarily responsible for investigating and settling a significant portion of our claims directly with insureds and claimants.  By promptly and personally investigating claims, we believe CMSs are able to provide better customer and agent service and quickly resolve claims within their authority.  In the rare circumstances where we have insufficient claim volume to justify the placement of a CMS or when a particular claim expertise is required, we use independent adjusters.  All workers compensation claims are handled in the Regions.  Because of the special nature of property claims, CMSs refer those claims above certain amounts to our general property adjusters for consultation.  All environmental claims are referred to our specialized corporate environmental unit.

We also have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia.  The CSC receives all first notices of loss from our insureds and claimants.  The CSC is designed to:  (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase our use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims.  Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or the specialized area at our corporate headquarters.

We have a special investigations unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud.  The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims.  It is our practice to notify the proper authorities of its findings.  This practice sends a clear message that we will not tolerate fraudulent activity committed against us or our customers.  The SIU also supervises anti-fraud training for all claims adjusters and AMSs.

Technology
We leverage the use of technology in our business.  In recent years, we have made significant investments in information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives.  We did this to provide:

•
Our independent agents and customers with access to accurate business information and the ability to process certain transactions from their locations, seamlessly integrating those transactions into our systems; and

•	Our underwriters with targeted pricing tools to enhance profitability while growing the business.

In 2010, for the third consecutive year, we received the Interface Partner Award from Applied Systems, an automated solutions provider to independent insurance agents, for our commitment to real-time communication with agencies.  The award recognized our leadership and innovation, specifically citing our interface advancements in download and real-time rating.

We manage our information technology projects through an enterprise project management office (“EPMO”).  The EPMO is staffed by certified individuals who apply methodologies to:  (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization.  The EPMO, which includes senior management representatives from all major business areas, corporate functions and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe that the EPMO is an important factor in the success of our technology implementation.  Our technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut.  We also have agreements with two consulting and information technology services companies from India that have a significant presence in the United States to provide supplemental staffing services to our information technology operation.  Together, they provide approximately 25% of our total capacity for skilled technology resources.  We retain management oversight of all projects and ongoing information technology production operations.  We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated either vendor.

Insurance Operations Competition

Market Competition
The commercial lines property and casualty market is highly competitive and market share is fragmented among many companies.  Recently, A.M. Best revised its outlook for the commercial lines industry from stable to negative.  This revision reflects the continued competitive market conditions and gradual price deterioration within the marketplace.  We compete with three types of companies, primarily on the basis of price, coverage terms, claims service, safety management services, ease of technology, and financial ratings:

•	Regional insurers, such as Cincinnati Financial Corporation, The Hanover Insurance Group, Inc., and Harleysville Group, Inc., which offer commercial lines and personal lines products and services;

•
National insurers, such as Liberty Mutual Group, The Travelers Companies, Inc., The Hartford Financial Services Group, Inc., and Zurich Financial Services Group, which offer commercial lines and personal lines products and services; and

•
Alternative risk insurers, which includes entities that self-insure their risks.  Generally, only large entities have the capacity to self-insure.  In the public sector, some small and mid-sized public entities have the opportunity to partially self-insure their risks through the use of risk pools or joint insurance funds that are generally created by legislative act.

We also face competition in personal lines, although the market is less fragmented than commercial lines and carriers have been more successful at obtaining rate increases.  Unlike commercial lines, the A.M. Best outlook for personal lines is stable, attributable to stability in the automobile line, improving risk management in the homeowners line, and strong risk-based capitalization levels.  Our Personal Lines business faces competition primarily from the regional and national carriers noted above as well as direct insurers such as GEICO and The Progressive Corporation, which primarily offer personal lines coverage and market through a direct response model.

Some of these competitors are public companies and some are mutual companies.  Some, like us, rely solely on independent insurance agents for distribution of their products and services and have competition within their distribution channel.  Others either employ their own agents who only represent one insurance group or use a combination of independent and captive agents.

Financial Ratings
Because agent and customer concerns about our ability to pay claims in the future are such an important factor in our competitiveness, our financial ratings are important to our ability to compete.  Major financial rating agencies evaluate us on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most significantly influenced by our rating from A.M. Best.  We have had our current rating of “A+ (Superior)” for the last 49 years.  A.M. Best uses its Financial Strength Rating of “Secure,” and a descriptor of “Superior,” for its “A+” rating, which it defines as, “assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations.”  It is the second highest of 15 ratings.  Only approximately 10% of ratings groups carry an “A+” or better rating from A.M. Best.

Our A.M. Best Financial Strength Rating of “A+ (Superior)” with a “negative” outlook was most recently reaffirmed in the second quarter of 2010.  They cited our strong capitalization, solid level of operating profitability and established presence within our targeted regional markets in establishing their rating.  A downgrade from A.M. Best to a rating below “A-” could affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to obtain insurance with a carrier that maintains a minimum A.M. Best rating; usually an “A-.”

Our ratings by other major rating agencies are as follows:

Rating Agency	Financial Strength Rating	Outlook
Standard & Poors (“S&P”)	A	Stable
Moody’s Investors Service (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

While customers and agents may be aware of our S&P and Moody’s financial strength ratings, these ratings are not as important in insurance decision-making.  They do, however, affect our ability to access capital markets.  For further discussion on this, please see the “Financial Condition, Liquidity, Short-term Borrowsings and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Other factors that might impact our competitiveness are discussed in Item 1A. “Risk Factors.” of this Form 10-K.

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

Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement between our Insurance Subsidiaries are the following;

•	Pool or share proportionately the underwriting profit and loss results of property and casualty underwriting operations through reinsurance;

•	Prevent any of our Insurance Subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

Under the Pooling Agreement, all of the Insurance Subsidiaries mutually reinsure all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary’s name on the table below:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America (SICA)	49.5%
Selective Way Insurance Company (SWIC)	21.0%
Selective Insurance Company of South Carolina (SICSC)	9.0%
Selective Insurance Company of the Southeast (SICSE)	7.0%
Selective Insurance Company of New York (SICNY)	7.0%
Selective Auto Insurance Company of New Jersey (SAICNJ)	6.0%
Selective Insurance Company of New England (SICNE)	0.5%

Reinsurance Treaties and Arrangements
By entering reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. All of our reinsurance treaties are for traditional reinsurance; we do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk to our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; and (ii) requiring collateral to secure reinsurance obligations. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer’s financial condition or rating deteriorates. We continuously monitor the financial condition of our reinsurers. We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance.

We primarily use the following three reinsurance treaty and arrangement types for property and casualty insurance:

•	Treaty reinsurance, under which certain types of policies are automatically reinsured without prior approval by the reinsurer of the underlying individual insured risks;

•
Facultative reinsurance, under which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer.  We use facultative reinsurance for policies with limits greater than those available under our treaty reinsurance; and

•
Protection provided under the Terrorism Risk Insurance Act of 2002 as modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”).  TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury.  All insurers with commercial lines DPW in the United States are required to participate in TRIA, and TRIA applies to almost every line of commercial insurance.  Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies.  Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms.  TRIA rescinded all previously approved coverage exclusions for terrorism.  Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available.  This deductible is based on a percentage of the prior year’s applicable commercial lines DPW.  In 2010, the deductible would have been approximately $189 million, and will be approximately $180 million for 2011.  For losses above the deductible, the federal government will pay 85% and the insurer retains 15%.  Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial.  In 2010, approximately 86% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.  Also in 2010, 45% or 10 of the 22 primary states in which we underwrite commercial property coverage mandated the coverage of fire following an act of terrorism.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss
$28 million above $2 million retention in two layers.  Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:
•      $8 million in excess of $2 million layer provides unlimited reinstatements; and
•      $20 million in excess of $10 million layer provides three reinstatements, $80 million in aggregate limits.

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

Property Catastrophe Excess of Loss
$360 million above $40 million retention in three layers:
•      95% of losses in excess of $40 million up to $100 million;
•      88% of losses in excess of $100 million up to $200 million; and
•      95% of losses in excess of $200 million up to $400 million.
The treaty provides one reinstatement per layer, $670 million annual aggregate limit, net of the Insurance Subsidiaries’ co-participation.

All nuclear, biological, and chemical (“NBC”) losses are excluded regardless of whether or not they are certified under TRIA.  TRIA losses related to foreign acts of terrorism are excluded from the treaty.  Domestic terrorism is included regardless of whether it is certified under TRIA or not.  Please see Item 1A. “Risk Factors.” of this Form 10-K for further discussion regarding changes in TRIA.

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

National Workers Compensation Reinsurance Pool (“NWCRP”)
Covers business assumed from involuntary National Council on Compensation Insurance (“NCCI”) pool.  100% quota share up to a maximum ceded combined ratio cap of 140%.  Provides up to 5 points in pool participant insolvency assessment protection.
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

Our loss and loss expense reserve development over the preceding 10 years is shown on the following table, which has five parts:

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

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2010.

•
Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2010.

This table does not present accident or policy year development data.  Conditions and trends that have affected past reserve development may not necessarily occur in the future.  As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
I. Gross reserves for unpaid losses and loss expenses at December 31	$1,272.7	1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1

Reinsurance recoverables on unpaid losses and loss expenses at December 31	$(160.9)	(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)

Net reserves for unpaid losses and loss expenses at December 31	$1,111.8	1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8	2,474.2	2,516.3

II. Net reserves estimate as of:
One year later	$1,125.5	1,151.7	1,258.1	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6
Two years later	1,152.7	1,175.8	1,276.3	1,452.3	1,637.3	1,845.1	2,024.0	2,237.8	2,324.6
Three years later	1,181.9	1,210.7	1,344.6	1,491.1	1,643.7	1,825.2	1,982.4	2,169.7
Four years later	1,220.2	1,290.2	1,371.5	1,522.9	1,649.8	1,808.9	1,931.1
Five years later	1,278.3	1,306.8	1,413.8	1,529.2	1,653.6	1,780.7
Six years later	1,287.5	1,349.6	1,420.8	1,538.4	1,639.5
Seven years later	1,325.5	1,357.6	1,428.7	1,535.6
Eight years later	1,332.8	1,363.4	1,430.0
Nine years later	1,338.6	1,362.7
Ten years later	1,338.2
Cumulative net redundancy (deficiency)	$(226.4)	(230.8)	(186.9)	(132.4)	(23.1)	85.1	158.0	145.1	92.2	43.6

III. Cumulative amount of net reserves paid through:
One year later	$399.2	377.1	384.0	414.5	422.4	468.6	469.4	579.4	584.5	561.3
Two years later	649.1	627.3	653.3	691.4	729.5	775.0	841.3	945.5	966.8
Three years later	815.3	807.2	836.3	903.7	942.4	1,026.9	1,080.0	1,201.6
Four years later	930.9	926.9	966.2	1,033.5	1,101.0	1,174.2	1,235.2
Five years later	1,002.4	1,003.3	1,044.6	1,128.4	1,189.2	1,267.1
Six years later	1,046.3	1,053.8	1,110.0	1,184.5	1,245.4
Seven years later	1,081.7	1,100.3	1,151.8	1,225.3
Eight years later	1,115.9	1,133.9	1,183.0
Nine years later	1,143.6	1,157.4
Ten years later	1,162.2

IV. Re-estimated gross liability	$1,613.7	1,651.1	1,692.0	1,819.1	1,930.1	2,085.6	2,194.6	2,428.1	2,591.7	2,714.8

Re-estimated reinsurance recoverables	$(275.5)	(288.4)	(262.1)	(283.4)	(290.6)	(304.9)	(263.6)	(258.5)	(267.1)	(284.2)

Re-estimated net liability	$1,338.2	1,362.7	1,430.0	1,535.6	1,639.5	1,780.7	1,931.1	2,169.7	2,324.6	2,430.6

V. Cumulative gross redundancy (deficiency)	$(341.1)	(352.7)	(288.6)	(231.3)	(94.9)	(1.6)	94.1	114.4	49.2	31.0

Cumulative net redundancy (deficiency)	$(226.4)	(230.8)	(186.9)	(132.4)	(23.1)	85.1	158.0	145.1	92.2	43.6

Note:  Some amounts may not foot due to rounding.

We experienced favorable prior year loss and loss expense reserve development in 2010, 2009, and 2008:

•	The primary drivers of 2010’s favorable development of $43.6 million were the following:

o
Our commercial automobile line experienced favorable development of approximately $28 million driven by accident years 2004 through 2009.  This represents a consistent trend in recent years, as reported loss activity continues to emerge lower than expected.

o
Our general liability line had favorable development of approximately $26 million.  This is driven by favorable development on the premises and operations coverages for accident years 2006 and prior.  Favorable premises development for 2007 through 2009 was essentially offset by increases for the products coverage.

o
Our workers compensation line experienced unfavorable loss development of approximately $22 million.  This was driven by increases in the 2008 and 2009 accident years, which have experienced increases in average severity.

o
Our remaining lines of business collectively experienced approximately $11 million of favorable development.  While there were some offsetting impacts among these lines, homeowners contributed $6 million of favorable development towards the total.  This was due to lower than expected liability losses in accident years 2008 and 2009.

•	The primary drivers of 2009’s favorable development of $29.4 million were the following:

o
Our workers compensation line experienced favorable development of approximately $11 million.  Accident years 2005 to 2007 had favorable development of approximately $36 million from the impact of a series of underwriting improvement strategies in that period, partially offset by approximately $22 million of adverse development due to higher than expected severity in accident year 2008.

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

o	Our general liability line experienced adverse development of approximately $3 million that reflected normal volatility for this line of business.

o	Our remaining lines of business collectively contributed approximately $2 million of adverse development. Individually, none reflected any significant trends related to prior year development.

The significant cumulative loss and loss expense reserve net deficiencies seen between 2000 and 2003 reflect the property and casualty industry’s soft market pricing during those years.  As a whole, the property and casualty industry underestimated reserves and loss trends and created intense pricing competition.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2010	2009
Statutory losses and loss expense reserves	$2,513,065	2,471,833
Provision for uncollectible reinsurance	3,400	2,500
Other	(146)	(144)
GAAP losses and loss expense reserves – net	2,516,319	2,474,189
Reinsurance recoverables on unpaid losses and loss expenses	313,739	271,610
GAAP losses and loss expense reserves – gross	$2,830,058	2,745,799

Environmental Reserves
Our general liability, excess liability, and homeowners reserves include exposure to environmental claims, which primarily include asbestos and non-asbestos claims.  Our exposure to environmental liability is primarily due to:  (i) policies written prior to the absolute pollution endorsement in the mid 1980s; and (ii) underground storage tank leaks mainly from New Jersey homeowners’ policies.  Our environmental claims stem primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products.  In the past, we were the insurer of various distributors of asbestos-containing products, such as electrical and plumbing materials, and, in some cases, the manufacturers of these products.  Over the last 20 years, a large number of asbestos claims have been made against the insurance industry.  While most of our claims are the result of incidental exposure, we insure a former manufacturer of asbestos related products, which comprises approximately half of our outstanding claims.  These claims are associated with two policies, each written with a $1.0 million policy aggregate limit, which have been adequately reserved for as of December 31, 2010.   At December 31, 2010, asbestos claims constituted 21% of our $39.4 million net environmental reserves compared to 22% of $41.6 million net environmental reserves at December 31, 2009.

“Non-asbestos claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos.  These claims primarily include landfills and leaking underground storage tanks.  Landfill claims continue to account for a significant portion of our environmental claim unit’s litigation costs.  In past years, we experienced adverse development in our homeowners line of business due to unfavorable trends in claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey.  Over the past couple of years, claims related to leaking underground heating oil storage tanks began to stabilize.  In addition, we instituted a fuel oil system exclusion on our personal lines policies that limits our exposure to leaking underground storage tanks for certain customers, beginning in 2007.  Insureds would be able to buy back oil tank coverage upon meeting certain criteria including, but not limited to, the age of the tanks.

Our environmental claims are handled in our centralized and specialized environmental claim unit.  Environmental reserves are evaluated on a claim-by-claim basis.  The ability to assess potential exposure often improves as an environmental claim develops, including judicial determinations of coverage issues.  As a result, reserves are adjusted accordingly.

Estimating IBNR reserves for environmental claims is difficult because, in addition to other factors, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes.  Normal historically based actuarial approaches are difficult to apply to environmental claims because past loss history is not indicative of future potential environmental losses.  In addition, while models can be applied, such models can produce significantly different results with small changes in assumptions.  As a result, we do not calculate a specific environmental loss range.  Historically, our environmental claims have been significantly less volatile and uncertain than other competitors in the commercial lines industry.  In part, this is due to the fact that we are the primary insurance carrier on the majority of our environmental exposures, thus providing more certainty in our reserve position compared to others in the insurance marketplace.

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

SAP differs in several ways from GAAP, under which we report our financial results to shareholders and the United States Securities Exchange Commission (“SEC”):

•	With regard to the underwriting expense ratio, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to income:

o	Underwriting expenses are deferred and amortized to expense over the life of an insurance policy under GAAP; whereas they are recognized when incurred under SAP.

o	Deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit under GAAP; whereas they are recorded directly to surplus under SAP.

o
Changes in the value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP.

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

▪
Under SAP, unrealized gains and losses on fixed maturity securities assigned certain NAIC Security Valuation Office ratings (specifically designations of one or two which generally equate to investment grade bonds) are not recognized in statutory surplus.  However, fixed maturity securities that have a designation of three or higher must recognize changes in unrealized gains and losses as an adjustment to statutory surplus.

o
Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses.  These assets are excluded from statutory surplus under SAP, but are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP; and

o	Regarding recognition of the liability for our defined benefit plan:

▪
Under GAAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in equity as a component of other comprehensive income (“OCI”).

▪
Under SAP, the liability is recognized in an amount equal to the excess of the vested accumulated benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in statutory surplus.

Our Insurance Operations statutory results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2010	2009	2008
Insurance Operations Results
NPW	$1,388,556	1,422,655	1,492,938

NPE	$1,414,612	1,431,047	1,504,387
Losses and loss expenses incurred	980,534	972,040	1,011,700
Net underwriting expenses incurred	445,172	459,758	471,629
Policyholders’ dividends	3,878	3,640	5,211
Underwriting (loss) profit	$(14,972)	(4,391)	15,847

Ratios:
Loss and loss expense ratio	69.3%	67.9	67.2
Underwriting expense ratio	32.0	32.3	31.7
Policyholders’ dividends ratio	0.3	0.3	0.3
Combined ratio	101.6%	100.5	99.2

GAAP combined ratio	101.6%	99.8	100.0

A comparison of certain statutory ratios for our Insurance Operations and our industry are shown in the following table:

	Simple Average of All Periods Presented	2010	2009	2008	2007	2006
Insurance Operations Ratios:1
Loss and loss expense	66.7	69.3	67.9	67.2	65.4	63.7
Underwriting expense	31.8	32.0	32.3	31.7	31.6	31.3
Policyholders’ dividends	0.4	0.3	0.3	0.3	0.5	0.4
Statutory combined ratio	98.8	101.6	100.5	99.2	97.5	95.4
Growth in NPW	(1.0)	(2.4)	(4.7)	(4.5)	1.4	5.3
Industry Ratios:1, 2
Loss and loss expense	71.5	74.5	72.7	77.1	67.7	65.6
Underwriting expense	27.3	28.0	27.9	27.4	27.1	26.1
Policyholders’ dividends	0.7	0.5	0.6	0.6	0.7	0.9
Statutory combined ratio	99.5	103.0	101.2	105.1	95.5	92.5
Growth in NPW	(0.4)	0.5	(4.1)	(2.0)	(0.8)	4.2
Favorable (Unfavorable) to Industry:
Statutory combined ratio	0.7	1.4	0.7	5.9	(2.0)	(2.9)
Growth in NPW	(0.6)	(2.9)	(0.6)	(2.5)	2.2	1.1

1	The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2	Source: A.M. Best. The industry ratios for 2010 have been estimated by A.M. Best.

Insurance Regulation

Primary Oversight from the States in Which we Operate
Our Insurance Operations are heavily regulated.  The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders.  By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states.  For our seven insurance subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed.  For a discussion of the broad regulatory, administrative, and supervisory powers of the various departments of insurance, refer to the risk factor that discusses regulation in Item 1A. “Risk Factors.” of this Form 10-K

Our various state insurance regulators are members of the NAIC.  The NAIC has codified SAP and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies.  An NAIC model only becomes law when the various state legislatures enact it.  The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for state insurance departments.

IRIS, RBC, and the Model Audit Rule
Among the various financial regulatory initiatives of the NAIC that are material to the regulators in which our seven Insurance Subsidiaries are organized are the following:
•
The Insurance Regulatory Information System (“IRIS”).  IRIS identifies 13 industry financial ratios and specifies “usual values” for each ratio.  Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer’s business.  Our Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

•
Risk-Based Capital.  Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed:  (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk.  Insurers with total adjusted capital that is less than two times their calculated “Authorized Control Level,” are subject to different levels of regulatory intervention and action.  Based upon the unaudited 2010 statutory financial statements, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the “Model Audit Rule”).  Effective January 1, 2010, the regulators of our Insurance Subsidiaries adopted this regulation, modeled closely on the Sarbanes-Oxley Act, concerning:  (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting.  As permitted under the regulation, the Audit Committee of the Board of Directors (the “Board”) of our Parent also serves as the audit committee of each of our Insurance Subsidiaries.

Federal Regulation
Federal legislation and administrative policies also affect the insurance industry.  Among the most notable are TRIA, the Dodd-Frank Act (“Dodd-Frank”), and various privacy laws that apply to us because we have personal non-public information, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act.  Like all businesses, we also are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”).

In response to the financial markets crises in 2008 and 2009, Dodd-Frank was enacted and became law.  This act provides for, among other things, the following:

•	The establishment of the Federal Insurance Office (“FIO”);
•	Federal Reserve oversight of financial services firms designated as systemically risky; and
•	Corporate governance reforms of publicly traded companies.

For additional information on the potential impact of Dodd-Frank, refer to the risk factor related to legislation within Item 1A. “Risk Factors.” of this Form 10-K.

Investments
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings.  We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio.  A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, fluctuations in interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.

Our Investments segment invests the premiums collected by the Insurance Operations to satisfy our equity and debt obligations and generate investment income.  At December 31, 2010, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed maturities	$3,557.1	91%
Equities	$69.6	2%
Short-term investments	$161.1	4%
Other investments, including alternatives	$137.9	3%
Total	$3,925.7	100%

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

2010 was a transition year for our investment portfolio due to the outsourcing of our investment management operations to two external managers.  This transition was completed and is fully operational.  This outsourcing does not indicate a change to our overall investment strategy, only a change in the execution model.  We expect to benefit from broader sector-specific knowledge, as well as greater flexibility in trade execution.

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

Executive Officers of the Registrant
Biographical information about our Chief Executive Officer and other executive officers is as follows:

Name, Age, Title	Occupation and Background
Gregory E. Murphy, 55 Chairman, President, and Chief Executive Officer
•      Present position since May 2000
•      President, Chief Executive Officer, and Director, Selective, 1999 – 2000
•      President, Chief Operating Officer, and Director, Selective, 1997 – 1999
•      Other senior executive, management, and operational positions, Selective, since 1980
•      Certified Public Accountant (New Jersey) (Inactive)
•      Trustee, Newton Memorial Hospital Foundation, since 1999
•      Director, Property Casualty Insurers Association of America, since 2008
•      Director, Insurance Information Institute, since 2000
•      Trustee, the American Institute for CPCU (AICPCU) and the Insurance Institute of America (IIA), since June 2001
•      Graduate of Boston College (B.S. Accounting)
•      Harvard University (Advanced Management Program)
•      M.I.T. Sloan School of Management

Richard F. Connell, 65 Senior Executive Vice President and Chief Administrative Officer
•      Present position since October 2007
•      Senior Executive Vice President and Chief Information Officer, Selective, 2006 – 2007
•      Executive Vice President and Chief Information Officer, Selective 2000 – 2006
•      Central Connecticut State University (B.S. Marketing)

Dale A. Thatcher, 49 Executive Vice President and Chief Financial Officer
•      Present position since April 2010
•      Executive Vice President, Chief Financial Officer and Treasurer, 2003 – 2010
•      Senior Vice President, Chief Financial Officer and Treasurer, Selective, 2000 – 2003
•      Certified Public Accountant (Ohio) (Inactive)
•      Chartered Property and Casualty Underwriter (CPCU)
•      Chartered Life Underwriter (CLU)
•      Member, American Institute of Certified Public Accountants
•      Member, Ohio Society of Certified Public Accountants
•      Member, Financial Executives Institute
•      Member, Insurance Accounting and Systems Association
•      University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)
•      Harvard University (Advanced Management Program)

Ronald J. Zaleski Sr., 56 Executive Vice President and Chief Actuary
•      Present position since February 2003
•      Senior Vice President and Chief Actuary, Selective, 2000 – 2003
•      Vice President and Chief Actuary, Selective, 1999 – 2000
•      Fellow of Casualty Actuarial Society
•      Member, American Academy of Actuaries
•      Loyola College (B.A. Mathematics)

Steven B. Woods, 51 Executive Vice President, Human Resources
•      Present position since January 2009
•      Vice President, Human Resources, Corporate Affairs, Administration and Vice President, International for Crayola, LLC, 2000 – 2009
•      Southeastern Massachusetts University (B.S.)
•      Old Dominion University (Ph.D., M.S.)

Name, Age, Title	Occupation and Background
Michael H. Lanza, 49 Executive Vice President, General Counsel, and Chief Compliance Officer
•      Present position since October 2007
•      Senior Vice President and General Counsel, Selective, 2004 – 2007
•      Member, Society of Corporate Secretaries and Corporate Governance Professionals
•      Member, National Investor Relations Institute
•      University of Connecticut (B.A.)
•      University of Connecticut School of Law (J.D.)

John J. Marchioni, 41 Executive Vice President, Insurance Operations
•      Present position since February 2010
•      Executive Vice President, Chief Underwriting and Field Operations Officer, 2008 – February 2010
•      Executive Vice President, Chief Field Operations Officer, Selective 2007 – 2008
•      Senior Vice President, Director of Personal Lines, Selective 2005 – 2007
•      Various insurance operation and government affairs positions, Selective, 1998 – 2005
•      Chartered Property Casualty Underwriter (CPCU)
•      Princeton University (B.A. History)
•      Harvard University (Advanced Management Program)

Information about our Board is in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on April 27, 2011 in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.

Reports to Security Holders

We file with the SEC all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other required information under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).  We also provide access to these filed materials on our Internet website, www.selective.com.

Item 1A.  Risk Factors

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results.  They also could have a significant impact on our business, liquidity, capital resources, results of operations and financial condition.  These risk factors also might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders’ dividends.  The following list of risk factors is not exhaustive, and others may exist.

Risks Related to Insurance Operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.

We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to the following:

▪	Being disciplined in our underwriting practices;

▪	Being prudent in our claims management practices and establishing adequate loss and loss expense reserves;

▪
Continuing to develop and implement predictive models to analyze historical statistical data regarding our insureds and their loss experience and to apply that information to risks of current insureds and prospective insureds so we can better predict the likely profitability of the account; and

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
Our results are subject to losses from natural and man-made catastrophes, including but not limited to:  hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, floods and fires, some of which may be related to climate changes.  The frequency and severity of these catastrophes are inherently unpredictable.  One year may be relatively free of such events while another may have multiple events.  For further discussion regarding man-made catastrophes that relate to terrorism, see the risk factor directly below regarding the potential for significant losses from acts of terrorism.

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change.  If greenhouse gases continue to shift our climate, it is possible that more devastating catastrophic events could occur.

Catastrophe losses are determined by the severity of the event and the total amount of insured exposures in the area affected by the event.  Most of the risks underwritten by our Insurance Operations are concentrated geographically in the Eastern and Midwestern regions of the United States.  New Jersey accounts for 26% of our total NPW during the year ended December 31, 2010.  Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our business.

Although catastrophes can cause losses in a variety of property and casualty lines, most of our historic catastrophe-related claims have been from commercial property and homeowners coverages.  In an effort to reduce our exposure to catastrophe losses, we purchase catastrophe reinsurance.  Reinsurance could prove inadequate if:  (i) the modeling software we use to analyze the Insurance Subsidiaries’ risk results in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding their one reinstatement.  Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations or financial condition.

We are subject to potential significant losses from acts of terrorism.
TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. As a Commercial Lines writer, we are required to participate in TRIA. Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2010, approximately 86% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.

TRIA rescinded all previously approved coverage exclusions for terrorism.  Many of the states in which we write commercial property insurance, however, mandate that we cover fire following an act of terrorism.  Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available.  This deductible is based on a percentage of the prior year’s applicable commercial lines premiums.  In 2010, the deductible would have been approximately $189 million, and it is approximately $180 million for 2011.  For losses above the deductible, the federal government will pay 85%, up to an industry limit of $100 billion, and the insurer retains 15%.  Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations or financial condition.

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
We transfer a portion of our underwriting risk exposure to reinsurance companies. Through our reinsurance arrangements, a specified portion of our losses and loss adjustment expenses are assumed by the reinsurer in exchange for a specified portion of premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly. Our major reinsurance contracts renew annually and may be impacted by the market conditions at the time of the renewal that are unrelated to our specific book of business or experience. Any decrease in the amount of our reinsurance will increase our risk of loss. Any increase in the cost of reinsurance, absent a decrease in the amount of reinsurance, will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms. Either could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

•	Some of our independent agents, who collect premiums from insureds and are required to remit the collected premium to us.

•	Some of our insureds, who are responsible for payment of deductibles and/or premiums directly to us.

•
The invested assets in our defined benefit plan, which partially serve to fund the Insurance Operations liability associated with this plan.  To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, as result, could increase the cost of the plan to our Insurance Operations.

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

Pricing and loss trends impact our profitability.  For example, assuming retention and all other factors remain constant:
•	A pure price decline of 1.2% increases the statutory combined ratio by approximately one point;
•	A 3% increase in expected claim costs for the year will cause the loss and loss adjustment expense ratio to increase by approximately two points; and
•	A combination of the two could raise the combined ratio approximately three points.

The industry’s profitability also is affected by unpredictable developments, including:
•	Natural and man-made disasters;
•	Fluctuations in interest rates and other changes in the investment environment that affect investment returns;
•	Inflationary pressures (medical and economic) that affect the size of losses;
•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;
•	Changes in the frequency and severity of losses;
•	Pricing and availability of reinsurance in the marketplace; and
•	Weather-related impacts due to the effects of climate changes.

Any of these developments could cause the supply or demand for insurance to change and could adversely affect our results of operations and financial condition.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
General economic conditions in the United States and throughout the world and volatility in financial and insurance markets materially affect our results of operations.  Concerns over such issues as the availability and cost of credit, the stability of the U.S. mortgage market, weak real estate markets, high unemployment, volatile energy and commodity prices, and geopolitical issues, also have led to declines in business and consumer confidence and precipitated an economic slowdown.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business.  In an economic downturn with higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products is adversely affected.  In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership in 2010 because 35% of direct premiums written in our Commercial Lines business were generated through contractors business.  In addition, 38% of direct premiums written in our Commercial Lines business are based on payroll/sales of our underlying insureds.  The impact of the economic downturn on Commercial Lines can be seen in the approximately $48 million and $62 million of audit and endorsement premium we have returned to our insureds during 2010 and 2009, respectively.  Further unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us.  These circumstances could have a material adverse effect on our business, results of operations and financial condition.  Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due.  We are unable to predict the likely duration and severity of the current economic conditions in the U.S. and other countries, which may have an adverse effect on us.

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
We are rated on our financial strength, primarily our ability to pay claims, by various Nationally Recognized Statistical Rating Organizations (“NRSROs”).  The financial strength ratings on the Insurance Subsidiaries are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A+”	Negative
Standard & Poor’s	“A”	Stable
Moody’s Investor Service	“A2”	Stable
Fitch	“A+”	Stable

A significant rating downgrade, particularly from A.M. Best, could:  (i) affect our ability to write new business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wachovia Bank, National Association (“Line of Credit”).  The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-“ (two levels below our current rating) and a default could lead to acceleration of any outstanding principal.  Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future.  As a result, any significant downgrade in ratings could have a material adverse effect on our financial condition and results of operations.

NRSROs also rate our long-term debt creditworthiness.  Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity.  Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“a-”	Negative
Standard & Poor’s	“BBB”	Stable
Moody’s Investor Services	“Baa2”	Stable
Fitch	“A-”	Stable

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
The insurance industry is highly competitive.  The current economic environment has only served to further increase competition.  We compete with regional, national, and direct-writer property and casualty insurance companies for customers, agents, and employees.  Some competitors are public companies and some are mutual companies.  Many competitors are larger and may have lower operating costs or costs of capital.  They also may have the ability to absorb greater risk while maintaining their financial strength ratings.  Consequently, some competitors may be able to price their products more competitively.  These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability.  We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks.  Because of its relatively low cost of entry, the Internet has also emerged as a significant place of new competition, both from existing competitors and new competitors.  It is also possible that reinsurers, who have significant knowledge of the primary property and casualty business because they reinsure it, could enter the market to diversify their operations.  New competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their insureds and loss experience in complex analytics and predictive models to select profitable risks. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our Insurance Operations is not large enough in all circumstances to analyze and project our future costs. We use data from ISO to obtain sufficient industry loss experience data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have significantly more data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act and we are unable to access data from ISO, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own insureds.

We depend on independent insurance agents.
We market and sell our insurance products exclusively through independent insurance agents who are not our employees. We believe that independent insurance agents will remain a significant force in overall insurance industry premium production because they can provide insureds with a wider choice of insurance products than if they represented only one insurer. That, however, creates competition in our distribution channel and we must market our products and services to our agents before they sell them to our mutual customers. Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our agents. In addition, under insurance laws and regulations and common law, we potentially can be held liable for business practices or actions taken by our agents.

We face risks regarding our Flood business because of uncertainties regarding the funding of the National Flood Insurance Program (“NFIP”).
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency in the U.S. Department of Homeland Security.  For WYO participation, we receive an expense allowance, or servicing fee, for policies written and claims serviced.  Currently, the expense allowance is 30.2% of direct written premiums.  The servicing fee is the combination of 1% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress.  In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current spending.  At present, the funding for the program is set to expire on September 30, 2011, although we expect Congress to extend the program past this date.  Some members of Congress have expressed a desire to explore a comprehensive revision of the program, its costs, and its administration.  We are actively monitoring developments in Washington regarding reform proposals to the NFIP, particularly regarding any changes to the fee structure.  We cannot predict whether proposals will be adopted or, if adopted, what impact their adoption could have on our business, financial condition or results of operations.

We are heavily regulated and changes in regulation may reduce our profitability and limit our growth.
Our Insurance Operations are heavily regulated by extensive laws and regulations that may change on short notice. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely ceded insurance regulation to the various states. However, we are subject to federal legislation and administrative policies, such as disclosure under the securities laws, TRIA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. As a result of issuing workers compensation policies, we also are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007.

We also are subject to non-governmental regulators, such as the NASDAQ Stock Market and the New York Stock Exchange, where we list our securities. Many of these regulators, to some degree, overlap with each other on various matters. They also have different regulations on the same legal issues that are subject to their individual interpretative discretion. Consequently, we have the risk that one regulator’s position may conflict with another regulator’s position on the same issue. As compliance is generally reviewed in hindsight, we also are subject to the risk that interpretations will change over time.

The regulation of business and financial condition of our Insurance Subsidiaries is primarily delegated to the departments of insurance in the states in which they are organized and licensed.  The recent passage of Dodd-Frank has not materially changed that delegation, but oversight of the insurance industry could change in the future.  The broad regulatory, administrative, and supervisory powers of the various departments of insurance include the following:

•
Related to our financial condition, review and approval of such matters as minimum capital and surplus requirements, standards of solvency, security deposits, methods of accounting, form and content of statutory financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, payment of dividends and other distributions to shareholders, periodic financial examinations, and annual and other report filings.

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

We believe that we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with changes in laws and regulation could have a material effect on our results of operations and financial condition.

We are subject to the risk that legislation will be passed significantly changing insurance regulation and adversely impacting our business, our financial condition, and our results of operations.
In 2009, Dodd-Frank was enacted to address the financial markets crises in 2008 and 2009 and the issues regarding the AIG scandal.  Dodd-Frank created the FIO as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues.  Dodd-Frank also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically risky.  Selective is not considered one of these firms.  Dodd-Frank also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues requiring shareholder action.  We anticipate that there will continue to be a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance:

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

•
National Catastrophic Funds.  Various legislative proposals have been introduced that would establish a federal reinsurance catastrophic fund as a federal backstop for future natural disasters.  These bills generally encourage states to create catastrophe funds by creating a federal backstop for states that create the funds.  While homeowners' insurance is primarily handled at the state level, there are important roles for the federal government to play, including the establishment of a national catastrophic fund.

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

•
Healthcare reform.  The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business including our Insurance Operations.  Lines of business that are impacted by costs and quality of medical care, such as workers compensation and personal auto Personal Injury Protection (PIP), are likely to be affected by this legislation.  In addition, we will be impacted as a business enterprise by potential tax issues and changes in employee benefits.  The Healthcare Act will be implemented over time and we will continue to monitor and assess its impact.

•
Changes in Reinsurance Collateral requirements.  The enactment of Dodd-Frank directs the FIO to negotiate an international reinsurance treaty, which may impact our ability to obtain collateral from reinsurers domiciled outside of the United States.  In addition, certain states are considering changes to the current collateral rules for foreign and domestic reinsurers, which may have an impact on us.

We expect the debate about the role of the federal government in regulating insurance to continue.  In addition, the continued soft economy has also raised the possibility of future legislative and regulatory actions intended to help the economy, in addition to the enactment of Emergency Economic Stabilization Act of 2008, which could further impact our business.  We cannot predict whether any of these or any related proposal will be adopted, or what impact, if any, such proposals, could have on our business, financial condition or results of operations if enacted.

NAIC has adopted amendments to the Model Holding Company Act and Regulation to respond to federal and international concerns over gaps in regulating insurance holding companies.  The amendments require insurance holding companies to report certain information related to financial risk to their domiciliary state regulators and to the NAIC.  We will be subject to this regulation once these amendments are adopted by each state, which is expected to occur in 2011 or 2012.

Class action litigation could affect our business practices and financial results.
Our industry has been the target of class action litigation in areas including the following:
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
The Financial Accounting Standards Board (“FASB”) is involved with the International Accounting Standards Board (“IASB”) in a joint project that could significantly impact today’s insurance model.  Potential changes include, but are not limited to:  (i) redefining the revenue recognition process; and (ii) requiring loss reserve discounting.  As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss reserves.  Final guidance from this joint project could have a material impact on our operations.

The FASB currently is also reviewing a number of proposed changes to existing accounting guidance, several of which are the result of joint projects with the IASB.  Potential changes to accounting guidance regarding the treatment of financial instruments, fair value measurement, and leases could have a material impact on our financial condition or results of operation.

Risks Related to Our Investments operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.

We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to the following:

•	Being prudent in establishing our investment policy and appropriately diversifying our investments;

•
Using complex financial and investment models to analyze historic investment performance and predict future investment performance under a variety of scenarios using asset concentration, asset volatility, asset correlation, and systematic risk; and

•	Closely monitoring investment performance, general economic and financial conditions, and other relevant factors.

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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad.  Concerns over the availability and cost of credit, the U.S. mortgage market, a weak real estate market in the U.S., high unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility for the economy and the financial and insurance markets.  These concerns have also led to declines in business and consumer confidence, which have precipitated an economic slowdown.

Over the past several years, due to the credit crisis and following economic recession, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default.  Securities that are less liquid are more difficult to value and may be hard to sell.  Domestic and international equity markets have also been experiencing heightened volatility and turmoil.

We are exposed to interest rate and credit risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price (and cash flow variability) associated with changes in interest rates.  A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments.  Our fixed income investment portfolio, which currently has a duration of 3.7 years, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control.  A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested in new investments.  Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, offset by lower rates of return on funds reinvested and new investments.  We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations.  Defaults by the issuer and, where applicable, an issuer’s guarantor, insurer or other counterparties regarding any of our investments could reduce our net investment income and net realized investment gains or result in investment losses.  We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities.  At December 31, 2010, our fixed maturity securities portfolio represented approximately 91% of our total invested assets.  The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease.  For example, rating agency downgrades of monoline insurance companies during 2009 contributed to a decline in the carrying value and the market liquidity of our municipal bond investment portfolio.  A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition.  Levels of write downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities which have declined in value until recovery.  If we reposition or realign portions of the portfolio, so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an other-than-temporary impairment (“OTTI”) charge.  For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We are exposed to risk in our municipal bond portfolio.
Approximately 40% of our fixed maturity securities are state or local municipality obligations.  Widespread concern currently exists regarding the stress on state and local governments emanating from:  (i) declining revenues; (ii) large unfunded liabilities; and (iii) entrenched cost structures.  Debt-to-gross domestic product ratios for the majority of states have been deteriorating due to, among other factors:  (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable.  This concern has led to speculation about the potential for a significant deterioration in the municipal bond market which could materially affect our results of operations, financial condition and liquidity.  Although we are taking steps to closely monitor this portfolio, we may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio.  A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.  A global decline in asset values will be more amplified in our financial condition as our statutory surplus is leveraged at a 3.6:1 ratio to our investment portfolio.

With economic uncertainty, the credit quality and ratings of securities in our portfolio could be adversely affected.  The NAIC could potentially apply a more adverse class code on a security than was originally assigned, which could adversely affect statutory surplus because securities with NAIC class codes three through six require securities to be marked-to-market for statutory accounting purposes, as compared to securities with NAIC class codes of one or two that are carried at amortized cost.

Deterioration in the public debt and equity markets, as well as in the private investment marketplace, could lead to investment losses, which may adversely affect our results of operations, financial condition and liquidity.
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenue and earnings.  Our investment portfolio is exposed to significant financial and capital markets risks, and volatile changes in general market conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our structured securities.

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
The Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery.  However, the economic uncertainty is still prevalent within the markets, and, with economists analyzing the potential for deflationary conditions, it is yet to be seen if the actions taken by the Federal Reserve will stimulate liquidity available in the banking system and financial markets.  Increased pressure on the price of our fixed income and equity portfolios may occur if these economic stimulus actions are not as effective as originally intended.  These results could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of our common stock.  In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies.  In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements, such as those included in Dodd-Frank, intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future.  These authorities may also seek to exercise their supervisory and enforcement authority in new or more robust ways.  Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements.  These developments, if they occurred could materially affect our results of operations, financial conditions and liquidity.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate.  We are subject to risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective.  The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities.  Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, are subject to greater scrutiny and reconsideration from one reporting period to the next.  These factors may result in significant changes in the fair value of these investments between reporting periods which could lead to significant decreases in their fair value.  Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. In addition, pursuant to the various limited partnership agreements of these partnerships, we are committed for the full life of each fund and cannot redeem our investment with the general partner.  Liquidation is only triggered by certain clauses within the limited partnership agreements or at the funds’ stated end date, at which time we will receive our final allocation of capital and any earned appreciation of the underlying investments.  We also are subject to potential future capital calls in the aggregate amount of approximately $64 million as of December 31, 2010.

The valuation of our investments include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
Fixed maturity, equity, and short-term investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets as of December 31, 2010.  As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2).  The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  We generally use a combination of independent pricing services and broker quotes to price our investment securities.  At December 31, 2010, approximately 13% and 87% of these securities represented Level 1 and Level 2, respectively.  However, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.  Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value may have a material adverse effect on our financial condition and may result in an increase in non-cash OTTI charges.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken as reflected in our consolidated financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

An investment in a fixed maturity or equity security is impaired if its fair value falls below its carrying value and the decline is considered to be other-than-temporary. We regularly review our entire investment portfolio for declines in value. Management’s assessment of a decline in value includes, but is not limited to, current judgment as to the financial position and future prospects of the security issuer as well as general market conditions. For fixed maturity securities, if we believe that a decline in the value of a particular investment is temporary, and we do not have the intent to sell these securities and do not believe we will be required to sell these securities before recovery, we record the decline as an unrealized loss in accumulated other comprehensive income for those securities that are designated as available-for-sale. Our assessment of whether an equity security is other-than-temporarily-impaired also includes our intent-to-hold the security in the near-term. If we believe the decline is other-than-temporary we write down the carrying value of the investment and record a realized loss in our consolidated statements of income. For further information regarding our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Consideration in the impairment evaluation process include, but are not limited to: (i) whether the decline appears to be issuer or industry specific; (ii) the relationship of market prices per share to book value per share at the date of acquisition and date of evaluation; (iii) the price-earnings ratio at the time of acquisition and date of evaluation; (iv) the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations; (v) the recent income or loss of the issuer; (vi) the independent auditors’ report on the issuer’s recent financial statements; (vii) the dividend policy of the issuer at the date of acquisition and the date of evaluation; (viii) any buy/hold/sell recommendations or price projections published by outside investment advisors; (ix) any rating agency announcements; (x) the length of time and the extent to which the fair value has been less than cost/amortized cost; and (xi) the evaluation of projected cash flows under various economic and default scenarios.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.
Tax legislation that changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. At December 31, 2010, 35% of our investment portfolio was invested in tax-exempt municipal obligations. As such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates which can subject us to additional tax liability, reducing the overall net investment return of our portfolio.

Risks Related to Our General Operations

Operational risks, including human or systems failures, are inherent in our business.
Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation, or increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We depend on key personnel.
To a large extent, the success of our businesses is dependent on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2010, our workforce had an average age of approximately 46 and approximately 22% of our workforce was retirement eligible under our retirement and benefit plans.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial condition. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

We are subject to a variety of modeling risks which could have a material adverse impact on our business results.
We rely on complex financial models, such as predictive modeling, the claims fraud model, Risk Management Solutions, ERM Capital Model, and modeling tools used by our investment managers, which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance, and portfolio risk. Flaws in these financial models, or faulty assumptions used by these financial models, could lead to increased losses. We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

We have significant deferred tax assets that we may be unable to use if we do not generate sufficient future taxable income.
We have no net operating loss carryforward or capital loss carryforward as of December 31, 2010. We had sufficient capital loss carryback capacity as of December 31, 2010 to absorb the 2010 realized capital losses, however we have no remaining capital loss carryback capacity. In the future, we would be required to establish a valuation allowance against our deferred tax assets if: (i) we do not have capital loss carryback capacity; (ii) there are no valid tax planning strategies to generate taxable income of the appropriate character (i.e. ordinary loss or capital loss); and (iii) it is determined that it is more likely than not that sufficient future income of the appropriate character will be generated. The establishment of a valuation allowance would have an adverse effect on our financial condition and results of operations.

Risks Related to Our Corporate Structure and Governance

We are a holding company and our ability to declare dividends to our shareholders, pay indebtedness, and enter into affiliate transactions may be limited because our Insurance Subsidiaries are regulated.
Restrictions on the ability of the Insurance Subsidiaries to pay dividends, make loans or advances to us, or enter into transactions with us may materially affect our ability to pay dividends on our common stock or repay our indebtedness.

Our transactions with our Insurance Subsidiaries and their ability to pay dividends or make loans or advances to us are subject to the approval or review of the insurance regulators in the states where the Insurance Subsidiaries are organized.  The standards for review of such transactions are whether:  (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary’s surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs.  Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved.

Because we are an insurance holding company and a New Jersey corporation, potential acquirers may be discouraged and the value of our common stock could be adversely affected.
Because we are an insurance holding company that owns insurance subsidiaries, anyone who seeks to acquire 10% or more of our stock must seek prior approval from the insurance regulators in the states in which the subsidiaries are organized and file extensive information regarding their business operations and finances.

Because we are organized under New Jersey law, provisions in our Amended and Restated Certificate of Incorporation also may discourage, delay, or prevent us from being acquired, including:
•	Supermajority voting requirements and fair price to approve business combinations;
•	Supermajority voting requirements to amend the foregoing provisions; and
•	The ability of the Board to issue “blank check” preferred stock.

Under the New Jersey Shareholders’ Protection Act, we may not engage in specified business combinations with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an “interested shareholder”) for a period of five years after the date the shareholder became an interested shareholder, unless the business combination is approved by our Board before the date they became an interested shareholder.  We may not engage in any business combination with any interested shareholder except:  (i) a business combination approved by the Board prior to the date they became an interested shareholder; (ii) a business combination approved by two-thirds of our shareholders (other than the interested shareholder); or (iii) a business combination that satisfies certain price criteria.

These provisions of our Amended and Restated Certificate of Incorporation and New Jersey law could have the effect of depriving our stockholders of an opportunity to receive a premium over our common stock’s prevailing market price in the event of a hostile takeover and may adversely affect the value of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space.  We lease all of our other facilities.  The principal office locations related to our Insurance Operations segment is described in the “Field and Technology Strategies Supporting Independent Agent Distribution” section of Item 1. “Business.” of this Form 10-K  We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

Item 3.  Legal Proceedings.

In the ordinary course of conducting business, we are named as defendants in various legal proceedings.  Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either:  (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them.  We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves.  We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

Our Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts.  These actions include, among others, putative class actions seeking certification of a state or national class.  Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies.  Our Insurance Subsidiaries are also involved from time-to-time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.  We believe that we have valid defenses to these cases.  We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”  The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2010		2009
	High	Low	High	Low
First quarter	$17.04	15.01	23.28	10.06
Second quarter	17.28	14.17	15.30	11.46
Third quarter	16.63	14.13	17.54	12.15
Fourth quarter	18.94	15.97	17.17	14.84

On February 18, 2011, the closing price of our common stock as reported on the NASDAQ Global Select Market was $18.45.

(b) Holders
As of February 15, 2011, there were approximately 2,405 holders of record of our common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our operations results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2010	2009
First quarter	$0.13	$0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.13	0.13

Our ability to declare dividends was restricted by covenants contained in our 8.87% senior notes that we issued on May 4, 2000 and that matured on May 4, 2010.  All such covenants were met during 2010 and 2009.

Our ability to receive dividends, loans, or advances from our Insurance Subsidiaries is subject to the approval or review of the insurance regulators in the respective domiciliary states of our Insurance Subsidiaries.  Such approval and review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders.  Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions.  We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,402,256	$18.08	8,432,3561

1
Includes 1,254,667 shares available for issuance under the Employee Stock Purchase Plan, 2,385,558 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies, and 4,792,131 shares available for issuance under the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (“Stock Plan”). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

 (e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2005 and ending December 31, 2010, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2010:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased1	Paid Per Share	Announced Programs	Announced Programs
October 1– 31, 2010	-	$-	-	-
November 1 – 30, 2010	5,442	16.95	-	-
December 1 – 31, 2010	3,564	18.53	-	-
Total	9,006	$17.58	-	-

1During the fourth quarter of 2010, 288 shares were purchased from employees in connection with the vesting of restricted stock units and 8,718 shares were purchased from employees in connection with stock option exercises.  These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees.  These shares were not purchased as part of the publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Stock Plan.  The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6.	Selected Financial Data.

Five-Year Financial Highlights
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2010		2009	2008	2007	2006
Net premiums written	$1,390,541		1,422,665	1,492,738	1,562,450	1,540,645
Net premiums earned	1,416,598		1,431,047	1,504,187	1,524,889	1,504,348
Net investment income earned	145,708		118,471	131,032	174,144	156,802
Net realized (losses) gains	(7,083)		(45,970)	(49,452)	33,354	35,479
Total revenues	1,564,621		1,514,018	1,589,939	1,739,315	1,703,083
Catastrophe losses	56,465		8,519	31,740	14,899	20,697
Underwriting (loss) profit	(22,167)		2,385	132	30,966	71,077
Net income from continuing operations1	69,321		44,658	44,101	143,636	160,175
Total discontinued operations, net of tax1	(3,780)		(8,260)	(343)	2,862	3,399
Net income	65,541		36,398	43,758	146,498	163,574
Comprehensive income (loss)	85,025		126,984	(136,741)	131,940	159,802
Total assets	5,231,772		5,114,827	4,945,556	5,007,158	4,772,528
Notes payable and debentures	262,333		274,606	273,878	295,067	362,602
Stockholders’ equity	1,071,109		1,002,375	890,493	1,076,043	1,077,227
Statutory premiums to surplus ratio	1.3		1.5	1.7	1.5	1.5
Statutory combined ratio	101.6%		100.5	99.2	97.5	95.4
Impact of catastrophe losses on statutory combined ratio	4.0	pts	0.6	2.1	1.0	1.4
Combined ratio	101.6%		99.8	100.0	98.0	95.3
Yield on investment, before tax	3.8		3.2	3.6	4.8	4.6
Debt to capitalization	19.7		21.5	23.5	21.5	25.2
Return on average equity	6.3		3.8	4.5	13.6	15.9

Non-GAAP measures2:
Operating income	$73,925		74,538	76,245	121,956	137,113
Operating return on average equity	7.1%		7.9	7.8	11.3	13.3

Per share data:
Net income from continuing operations1:
Basic	$1.30		0.84	0.85	2.75	2.92
Diluted	1.27		0.83	0.83	2.54	2.60

Net income:
Basic	$1.23		0.69	0.84	2.80	2.98
Diluted	1.20		0.68	0.82	2.59	2.65

Dividends to stockholders	$0.52		0.52	0.52	0.49	0.44

Stockholders’ equity	$19.95		18.83	16.84	19.81	18.81

Price range of common stock:
High	$18.94		23.28	30.40	29.07	29.18
Low	14.13		10.06	16.33	19.04	24.89
Close	18.15		16.45	22.93	22.99	28.65

Number of weighted average shares:
Basic	53,359		52,630	52,104	52,382	54,986
Diluted	54,504		53,397	53,319	57,165	62,542

1	In 2009, we sold our Selective HR Solutions operations. See Note 12. “Discontinued Operations” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for additional information.
2
Operating income and operating return on average equity are non-GAAP measures.  See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights” section in Item 7. of this Form 10-K for a reconciliation of operating income to net income.

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

Factors that could cause our actual results to differ materially from those we have projected, forecasted or estimated in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” of this Form 10-K.  These risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time-to-time.  We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Introduction
We offer property and casualty insurance products through our various subsidiaries.  We classify our businesses into two operating segments:  (i) Insurance Operations, which consists of Commercial Lines and Personal Lines, including our flood line of business and (ii) Investments.  For further information on our segments see Item 1. “Business.” of this Form 10-K.

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Years Ended December 31, 2010, 2009, and 2008;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations, Contingent Liabilities, and Commitments;
•	Ratings; and
•	Pending Accounting Pronouncements.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.  Our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  Those estimates that were most critical to the preparation of the consolidated financial statements involved the following:  (i) reserve for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) premium audit; (iv) pension and post-retirement benefit plan actuarial assumptions; (v) OTTI; and (vi) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss.  To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses.  As of December 31, 2010, we had accrued $2.8 billion of gross loss and loss expense reserves compared to $2.7 billion at December 31, 2009.

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

General Liability
At December 31, 2010, our general liability line of business had recorded reserves, net of reinsurance of $957 million, which represented 38% of our total net reserves.  The broad nature of this coverage, and the longer tailed nature of the claims settlement process, makes this line more susceptible to changes in litigation and the tort environment.  This line of business also includes excess policies that provide additional limits above underlying automobile and general liability coverages, which is subject to catastrophic losses, and therefore influenced by the factors noted above to a greater degree.  While prior year development in recent years has been relatively minor, we have been growing the number of our commercial excess policies at a greater rate than the rest of our Commercial Lines of business, which could create additional volatility in our results.  In 2010 and 2009, we have lowered the net retention of our reinsurance covering these policies, which should mitigate some of the potential volatility.

Workers Compensation
At December 31, 2010, our workers compensation line of business recorded reserves, net of reinsurance, of $865 million, or 34% of our total net reserves.  In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues such as unexpected changes in medical cost inflation, higher than anticipated claim severity, changes in overall economic conditions, and company specific initiatives.  From 2005 through 2010, we experienced an unusual amount of volatility associated with our workers compensation medical costs.  In addition, uncertainty regarding future medical inflation creates the potential for additional volatility in our reserves.  In 2009, overall economic conditions were extremely unstable.

High levels of unemployment could impact both the severity and frequency of our workers compensation claims.  There is also potential for an increase in severity if the longevity of workers compensation claims increase.  Injured workers could have less incentive to return to work when their company is in financial distress or injured workers could be laid off while on workers compensation.  Conversely, there is potential for a decrease in frequency if workers are reluctant to file claims or have less work and less exposure to injury.  Additionally, the economy could impact the frequency and severity of claims in ways unanticipated by management.  In 2010 and 2009, we have experienced an unusually high amount of audit activity, resulting in return premium of $17.2 million and $18.2 million, respectively, a trend which may continue into the future.  Since premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted in ways not yet anticipated.  The result could be favorable development if the reduction in payroll is truly a reduction in exposure.  The result could be adverse development if the reduction in payroll indicates that remaining workers are now overworked and more prone to accidents.  Finally, in the past few years, the company implemented a multi-faceted workers compensation strategy which incorporated knowledge management and predictive modeling initiatives.  The ongoing impact of these initiatives is a potential source of uncertainty in the future.  If the ongoing impact of these strategies exceeds our expectations, the result could be favorable development in the future.  If our internal strategies are less effective than anticipated, and we experience higher than expected claim severity, the result could be adverse development in the future.

Commercial Automobile
At December 31, 2010, our commercial automobile line of business had recorded reserves, net of reinsurance, of $358 million, which represented 14% of our total net reserves.  This line of business experienced favorable prior year loss development from 2005 through 2010, which was driven by a downward trend in frequency of large claims.  The number of large claims has a high degree of volatility from year to year, and therefore, requires a longer period before true trends are recognized and can be acted upon.  While management has not identified any specific trends related to this line, the volatility of large claims creates additional uncertainty in our analysis for the most recent accident years.

Workers Compensation, General Liability and Commercial Automobile (Impact of Claims Initiatives and Inflation)
In addition to the line of business specific issues mentioned above, these lines of business have been impacted by a number of initiatives undertaken by our claims department that have resulted in volatility in the average case reserves.  This change in the average level of case reserves increases the uncertainty in the short run, but the longer- term benefit is a more refined management of the claims process.  Additionally, inflationary changes are perceived to be more likely in the current economic environment.  Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for both of these lines of business.

Personal Automobile
At December 31, 2010, our personal automobile line of business had recorded reserves, net of reinsurance, of $132 million, which represented 5% of our total net reserves.  The majority of the reserves are from business written in New Jersey.  Over the past several years we have been decreasing the amount of business written in New Jersey while increasing the amount of business written in other states.  We review the reserves for states other than New Jersey on a combined basis so that there is a sufficient volume of data to ensure statistical credibility.  However, the state mix of business changes over time, which may increase the uncertainty surrounding our personal automobile reserves.

Other Lines of Business
At December 31, 2010, no other individual line of business had recorded reserves of more than $89 million, net of reinsurance.  We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

The following tables provide case and IBNR reserves for losses and loss expense, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2010 and 2009:

As of December 31, 2010				Reinsurance
				Recoverable
				on Unpaid
	Loss and Loss Expense Reserves			Losses and
	Case	IBNR		Loss
($ in thousands)	Reserves	Reserves	Total	Expenses	Net Reserves
Commercial automobile	$137,707	229,603	367,310	9,703	357,607
Workers compensation	516,664	476,622	993,286	128,337	864,949
General liability	273,068	764,778	1,037,846	81,326	956,520
Commercial property	40,905	6,201	47,106	3,662	43,444
Business owners’ policies	33,233	62,237	95,470	6,261	89,209
Bonds	1,770	9,125	10,895	308	10,587
Other	795	1,119	1,914	739	1,175
Total Commercial Lines	1,004,142	1,549,685	2,553,827	230,336	2,323,491

Personal automobile	125,931	68,976	194,907	62,589	132,318
Homeowners	25,290	27,478	52,768	2,028	50,740
Other	8,162	20,394	28,556	18,786	9,770
Total Personal Lines	159,383	116,848	276,231	83,403	192,828
Total	$1,163,525	1,666,533	2,830,058	313,739	2,516,319

As of December 31, 2009				Reinsurance
				Recoverable
				on Unpaid
	Loss and Loss Expense Reserves			Losses and
	Case	IBNR		Loss
($ in thousands)	Reserves	Reserves	Total	Expenses	Net Reserves
Commercial automobile	$142,088	237,493	379,581	9,224	370,357
Workers compensation	479,556	473,564	953,120	110,015	843,105
General liability	251,859	745,886	997,745	49,336	948,409
Commercial property	29,743	2,369	32,112	1,592	30,520
Business owners’ policies	34,927	51,415	86,342	7,470	78,872
Bonds	2,897	7,380	10,277	390	9,887
Other	812	1,213	2,025	617	1,408
Total Commercial Lines	941,882	1,519,320	2,461,202	178,644	2,282,558

Personal automobile	131,058	73,885	204,943	67,124	137,819
Homeowners	19,703	27,293	46,996	942	46,054
Other	14,499	18,159	32,658	24,900	7,758
Total Personal Lines	165,260	119,337	284,597	92,966	191,631
Total	$1,107,142	1,638,657	2,745,799	271,610	2,474,189

Range of reasonable reserves
We established a range of reasonably possible reserves for net claims of approximately $2,356 million to $2,665 million at December 31, 2010 and $2,312 million to $2,608 million at December 31, 2009.  A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  Although this range reflects likely scenarios, it is possible that the final outcomes may fall above or below these amounts.  Based on internal stochastic modeling, we believe that a reasonable estimate of the likelihood that the final outcome falls within the current range is approximately 73%.  This range does not include a provision for potential increases or decreases associated with environmental reserves.  Our best estimate is consistent with the actuarial central estimate.  We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.

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

General Liability
In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss.  In our judgment, it is possible that general liability loss development factors could be +/- 5% from those actually selected in our latest reserve analysis.  If the loss development assumptions were changed by +/- 5%, that would increase/decrease our indicated general liability reserves by approximately $88 million for accident years 2009 and prior.

Workers Compensation
In addition to the normal amount of volatility, the combination of the sensitivity of workers compensation results to medical inflation, economic conditions including unemployment, and changes in underwriting could lead to actual experience emerging differently than the assumptions used in the process to establish reserves.  In our judgment, it is possible that actual medical loss development factors could range from 6% below to 9% above those selected in our latest reserve analysis and expected loss ratios could range from 5% below to 8% above those selected in our latest reserve analysis.  The combination of reducing the assumptions for medical loss development by 6% and the expected loss ratio by 5% could decrease our indicated workers compensation reserves by approximately $69 million for accident years 2009 and prior.  Alternatively, the combination of increasing the medical loss development factors by 9% and the expected loss ratio by 8% could increase our indicated workers compensation reserves by approximately $110 million for accident years 2009 and prior.

Commercial Automobile
In addition to the normal amount of volatility, our commercial automobile line of business has realized significant favorable development in 2005 through 2010.  This favorable development was driven in large part by a reduction in our bodily injury loss experience.  The actual number of large claims has a high degree of volatility from year to year in terms of timing and ultimate final emergence.  Even if large losses are ultimately consistent from year to year, if they are identified at different times than previous years, traditional loss development factors may overstate or understate actuarial indications.  If the timing of large losses is significantly variable, it is our judgment that actual loss development factors could be +/- 5% different from those selected in our reserve review, which would increase/decrease our indicated commercial auto reserves by approximately $55 million for accident years 2009 and prior.

Claims Initiatives Impact on Workers Compensation, General Liability, and Commercial Automobile
As discussed in the major trend section above, the claims initiatives and inflationary uncertainty could impact reserves for the workers compensation, general liability, and commercial automobile lines of business.  In our judgment, it is possible that the selected reserves for these lines of business in our latest reserve review could increase by $147 million or decrease by $70 million due to the combination of case reserve volatility in accident years 2008 through 2010 and unexpected inflation or deflation.  These potential impacts would likely manifest themselves as changes in development patterns and expected loss ratios as described within the discussions of the separate lines of business.  Therefore, these impacts may be embedded within the line of business figures, in whole or in part.

Personal Automobile
In addition to a normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the change in our state mix for business written in states other than New Jersey.  In our judgment, it is possible that personal auto bodily injury loss development factors could be +/- 4% different from those selected in our reserve review.  This would increase/decrease our indicated personal auto reserves by approximately $34 million for accident years 2009 and prior.

Current Accident Year
For the 2010 accident year, the expected ultimate loss ratio by line of business is a key assumption.  This assumption is based upon a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts.  In our judgment, it is possible that the actual ultimate loss ratio for the 2010 accident year could be +/-7% from the one selected in our latest reserve analysis for the combination of our four major long-tailed lines of business.  The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7% by line of business for the 2010 accident year.

Reserve Impact of Changing Current Year Expected Ultimate Loss Ratio Assumption
($ in millions)	If Assumption was Reduced by 7%	If Assumption was Raised by 7%
Workers compensation	(17)	17
General liability	(23)	23
Commercial automobile liability	(16)	16
Personal automobile liability	(7)	7
Combined	(63)	63

Prior year reserve development
In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined.  These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could have a material adverse effect on our results of operations, equity, business, insurer financial strength, and debt ratings.  In 2010, we experienced overall favorable loss development of approximately $44 million.  This was driven by favorable emergence in accident years 2007 and prior of approximately $69 million, partially offset by unfavorable emergence in accident years 2008 and 2009 of approximately $24 million.  In 2009, we experienced favorable loss development of approximately $67 million in accident years 2004 through 2007 partially offset by unfavorable loss development in the 2008 accident year, as well as accident years prior to 2003, of approximately $38 million, netting to favorable prior year development of $29 million.  In 2008, we experienced favorable loss development in accident years 2006 and prior of approximately $46 million partially offset by unfavorable loss development in accident year 2007 of approximately $27 million, netting to total favorable prior year development of approximately $19 million.  For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1.  “Business” and Item 8.  “Financial Statements and Supplementary Data,” Note 9 of this Form 10-K.

Asbestos and Environmental Reserves
Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos.  Carried net loss and loss expense reserves for environmental claims were $39.4 million as of December 31, 2010 and $41.6 million as of December 31, 2009.  Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies.  The emergence of these claims is slow and highly unpredictable.  In past years, we also experienced adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey.  In addition, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”).  Once on the NPL, the USEPA determines an appropriate remediation plan for these sites.  A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA.  The USEPA also has the authority to re-open previously closed sites and return them to the NPL.  We currently have reserves for several claims related to sites on the NPL, one of which has been reopened in 2009 relative to a natural resources claim.

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

The table below summarizes the number of asbestos and non-asbestos claims outstanding at December 31, 2010, 2009, and 2008.  For additional information about our environmental reserves, see Item 1. “Business.” and Item 8. “Financial Statements and Supplementary Data.” Note 9. of this Form 10-K.

Environmental Claims Activity

($ in thousands)	2010	2009	2008
Asbestos Related Claims1
Claims at beginning of year	$1,136	2,037	2,177
Claims received during year	217	129	124
Claims closed during year2	(283)	(1,030)	(264)
Claims at end of year	$1,070	1,136	2,037

Amounts paid to administer claims, gross	$656	631	631
Net survival ratio3	9	9	15

Non-Asbestos Related Claims1
Claims at beginning of year	$230	325	271
Claims received during year	194	186	269
Claims closed during year2	(165)	(281)	(215)
Claims at end of year	$259	230	325

Amounts paid to administer claims, gross	$1,179	1,216	1,184
Net survival ratio3	5	6	6

1 The number of environmental claims includes all multiple claimants who are associated with the same site or incident.
2 Includes claims dismissed, settled, or otherwise resolved.
3 The net survival ratio was calculated using a three-year average for the net losses and expenses paid.

Annually we perform a focused review on all of our asbestos claims with our defense counsel, confirming our participation in the claims and the number of claims that were open.  During the 2009 review, coupled with a focused effort on resolving certain claims, a significant number of claim files were closed as compared to 2010 and 2008.

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
•
We service our agency distribution channel through our field model, which includes AMSs, safety management specialists, CMSs, and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency.

•
We measure the profitability of our business at the Insurance Operations level, which is evident in, among other items, the structure of our incentive compensation programs.  We measure the profitability of our agents and calculate their compensation based on overall insurance results and all of our employees, including senior management, are incented based on overall insurance results.

We had deferred policy acquisition costs of $209.6 million at December 31, 2010 compared to $218.6 million at December 31, 2009.  In October 2010, the Financial Accounting Standards Board issued accounting guidance regarding accounting for costs associated with acquiring or renewing insurance contracts, which we anticipate will result in a significant reduction of our deferred policy acquisition cost balance, resulting in a reduction to GAAP equity.  For further discussion regarding the impact of this new accounting guidance see the “Pending Accounting Pronouncements” section below.

Premium Audit
We estimate the amount of premium that is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e., payroll or sales).  This estimate of premiums that are earned but unbilled is based on historical trends adjusted for the uncertainty of future economic conditions.  During 2010, 2009, and 2008 we had return audit premium of $39.7 million, $39.0 million, and $9.3 million, respectively.  However, unemployment has stabilized over the past year, and as a result, we expect exposure levels at policy inception to be more predictable.  We believe this is supported by the trend of the last two quarters, within which we have seen significant decreases in audit return amounts.  Considering these factors, we estimate our return audit premium on 2010 policies to be approximately $22 million.  However, further economic instability could ultimately impact our estimates and assumptions, and consequently, changes in the liability estimate may be material to the results of operations in future periods.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  We evaluate these key assumptions annually.  Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.

The discount rate enables us to state expected future cash flows at their present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  We decreased our discount rate to 5.55% for 2010, from 5.93% for 2009 to reflect market interest rate conditions.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets would increase pension expense.  Our long-term expected return on plan assets was 8.00% in 2010 and 2009.  During 2010, our pension assets yielded a 12% return as the financial markets continued to recover.  We had a pension and post-retirement benefit plan obligation of $236.3 million at December 31, 2010 compared to $205.5 million at December 31, 2009.

As of December 31, 2010, our pension assets were $173.3 million, up from $139.7 million at the end of 2009.  In 2010, we made $23.0 million in contributions to our plan assets to further improve the funded status of the plan.  Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension valuation in the future.

For additional information regarding our pension and post-retirement benefit plan obligations, see Item 8. “Financial Statements and Supplementary Data,” Note 15(c) of this Form 10-K.

Other-Than-Temporary Investment Impairments
When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of an AFS security is temporary, we record the decline as an unrealized loss in AOCI.  Temporary declines in the value of an HTM security are not recognized in the financial statements.  Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed maturity investments.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Maturity Securities and Short-Term Investments
Our evaluation for OTTI of a fixed maturity security or a short-term investment may include, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluation of projected cash flows;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Prior to April 1, 2009, when the decline in fair value below amortized cost of a fixed maturity security was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to income as a realized loss.  A decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.  Effective April 1, 2009 with the adoption of revised OTTI accounting guidance, an other-than-temporary impairment charge is recognized as a realized loss to the extent that it is credit related, unless we have the intent to sell the security or it is more-likely-than not that we will be required to sell the security.  In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses.

To determine if an impairment is other than temporary, discounted cash flow analyses (“DCFs”) are performed on all fixed maturity securities meeting certain criteria.  In addition, DCFs are performed on all previously-impaired debt securities in an unrealized loss position that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase.  These impairment assessments include, but are not limited to, the following security types:  commercial mortgage-backed securities (“CMBS”); residential mortgage-backed securities (“RMBS”); asset-backed securities (“ABS”); collateralized debt obligations (“CDOs”); and corporate fixed maturity securities.

For structured securities, including CMBS, RMBS, ABS, and CDOs, we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

In making our assessment, we perform a DCF to determine the present value of future cash flows to be generated by the underlying collateral of the security.  Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered as a “non-credit impairment.”  As mentioned above, credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to OCI as a component of unrealized losses.

Discounted Cash Flow Assumptions
The discount rate we use in the DCF is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition.  For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

If applicable, we use a conditional default rate assumption in the DCF to estimate future defaults.  The conditional default rate is the proportion of all loans outstanding in a security at the beginning of a time period that is expected to default during that period.  Our assumption of this rate takes into consideration the uncertainty of future defaults as well as whether or not these securities have experienced significant cumulative losses or delinquencies to date.

If applicable, conditional default rate assumptions apply at the total collateral pool level held in the securitization trust.  Generally, collateral conditional default rates will “ramp-up” over time as the collateral seasons, the performance begins to weaken and losses begin to surface.  As time passes, depending on the collateral type and vintage, losses will peak and performance will begin to improve as weaker borrowers are removed from the pool through delinquency resolutions.  In the later years of a collateral pool’s life, performance is generally materially better as the resulting favorable selection of the portfolio improves the overall quality and performance.

For CMBS, we also consider the net operating income (“NOI”) generated by the underlying properties.  Our assumptions of the properties’ ultimate cash flows takes into consideration both an immediate reduction to the reported NOIs and decreases to projected NOIs.

If applicable, we also use a loan loss severity assumption in our DCF that is applied at the loan level of the collateral pool.  The loan loss severity assumptions represent the estimated percentage loss on the loan-to-value exposure for a particular security.  For CMBS, the loan loss severities applied are based on property type.  Losses generated from the evaluations are then applied to the entire underlying deal structure in accordance with the original service agreements.

Equity Securities
Evaluation for OTTI of an equity security, may include, but is not limited to, the evaluation of the following factors:
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

Other Investments
Our evaluation for OTTI of an other investment (i.e., an alternative investment) may include, but is not limited to, conversations with the management of the alternative investment concerning the following:
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

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers.  Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the financial statements.  Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies.  An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.  This allowance totaled $3.4 million at December 31, 2010 and $2.5 million at December 31, 2009.  We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary.  For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2010, 2009, and 20081
($ in thousands, except per share amounts)	2010	2009	2010 vs. 2009		2008	2009 vs. 2008
GAAP measures:
Revenues	$1,564,621	1,514,018	3%		1,589,939	(5	) %
Pre-tax net investment income	145,708	118,471	23		131,032	(10)
Pre-tax net income	76,141	26,253	190		39,386	(33)
Net income	65,541	36,398	80		43,758	(17)
Diluted net income per share	1.20	0.68	76		0.82	(17)
Diluted weighted-average outstanding shares	54,504	53,397	2		53,319	-
GAAP combined ratio	101.6%	99.8	1.8	pts	100.0	(0.2	) pts
Statutory combined ratio	101.6%	100.5	1.1		99.2	1.3
Return on average equity	6.3%	3.8	2.5		4.5	(0.7)
Non-GAAP measures:
Operating income	$73,925	74,538	(1	) %	76,245	(2	) %
Diluted operating income per share	1.35	1.39	(3)		1.43	(3)
Operating return on average equity	7.1%	7.9	(0.8	) pts	7.8	0.1	pts

1 Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

Pre-tax net income increased by $49.9 million in 2010 compared to 2009 and decreased $13.1 million in 2009 compared to 2008.  After-tax net income increased by $29.1 million in 2010 and decreased $7.4 million in 2009 compared to the respective prior years.  These fluctuations were primarily due to:

•
Pre-tax net investment income increased $27.2 million, to $145.7 million in 2010, and decreased $12.6 million to $118.5 million in 2009.  The increase in 2010 from 2009 was driven by income of $20.3 million on the alternative investment portion of our investment portfolio compared to a loss of $21.7 million in the prior year.  This increase was partially offset by lower fixed maturity security and short-term investment income of $11.7 million resulting from lower reinvestment yields, coupled with increased investment expenses due to approximately $2.1 million of one-time costs in 2010 related to our decision to outsource our investment portfolio management operations.

The decrease in pre-tax net investment income of $12.6 million from 2008 to 2009 was due to:  (i) an increase in losses of $9.1 million on our alternative investments; (ii) a decrease in interest income of approximately $7.7 million on our fixed maturity and short-term investment portfolios due to lower reinvestment yields; and (iii) lower dividend income of $3.3 million as we reduced our equity portfolio during the year.  For additional information on our alternative investment portfolio and a discussion of the related strategies associated with this portfolio, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

•
Net realized losses, pre-tax, were $7.1 million in 2010 compared to $46.0 million in 2009 and $49.5 million in 2008.  The improvement of $38.9 million in 2010 compared to 2009 was driven by lower non-cash OTTI charges of $17.7 million compared to $55.4 million in the prior year.  While OTTI charges remained relatively consistent between 2009 and 2008 at $55.4 million and $53.1 million, respectively, the slight decrease in net realized losses during the periods was due to sales from our fixed maturity and equity portfolios.  For details regarding the OTTI charges, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

•
Pre-tax underwriting losses of $22.2 million in 2010 compared to pre-tax underwriting income of $2.4 million in 2009 and $0.1 million in 2008.  The decrease in 2010 was primarily attributable to $56.5 million in catastrophe losses, an increase of $47.9 million compared to 2009.  The catastrophe losses were partially offset by favorable prior year casualty development of $39 million compared to $29 million in the prior year.

•
Pre-tax net income also includes the results of our discontinued operation, Selective HR Solutions (“Selective HR”).  We sold Selective HR at the end of 2009, and the $12.9 million pre-tax loss in 2009 reflects both the results of Selective HR’s operations in 2009 as well as the estimated loss on the sale.  The pre-tax loss of $5.8 million in 2010 represents adjustments to the estimated proceeds on the sale due to changes in assumptions regarding worksite live generation and retention, which are inherent in the determination of the contingent sales proceeds related to this transaction.

Tax expense from continuing operations was $12.6 million in 2010 compared to a benefit of $5.5 million and $3.9 million in 2009 and 2008, respectively.  These fluctuations were primarily driven by the change in the components of pre-tax net income as discussed above.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2010	2009	2008

Operating income	$73,925	74,538	76,245
Net realized losses, net of tax	(4,604)	(29,880)	(32,144)
Loss on discontinued operations, net of tax	(3,780)	(8,260)	(343)
Net income	$65,541	36,398	43,758

Diluted operating income per share	$1.35	1.39	1.43
Diluted net realized losses per share	(0.08)	(0.56)	(0.60)
Diluted net loss on discontinued operations per share	(0.07)	(0.15)	(0.01)
Diluted net income per share	$1.20	0.68	0.82

Operating income in 2010 remained relatively flat compared to 2009 reflecting the aforementioned improvements in investment income and net realized losses, which were offset by a reduction in underwriting income.  The decrease in operating income in 2009 was primarily attributable to the decrease in net investment income.  Refer to Exhibit 99.1 of this Form 10-K for a definition of operating income.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 980 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 82% of NPW; and (ii) Personal Lines, which markets primarily to individuals and represents approximately 18% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.

Summary of Insurance Operations
All Lines
			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008
GAAP Insurance Operations Results:
NPW	$1,390,541	1,422,655	(2	) %	1,492,738	(5	) %
NPE	1,416,598	1,431,047	(1)		1,504,187	(5)
Less:
Losses and loss expenses incurred	982,118	971,905	1		1,011,544	(4)
Net underwriting expenses incurred	452,769	453,117	-		487,300	(7)
Dividends to policyholders	3,878	3,640	7		5,211	(30)
Underwriting (loss) income	$(22,167)	2,385	(1,029	) %	132	1,707%
GAAP Ratios:
Loss and loss expense ratio	69.3%	67.9	1.4	pts	67.2	0.7	pts
Underwriting expense ratio	32.0	31.6	0.4		32.5	(0.9)
Dividends to policyholders ratio	0.3	0.3	-		0.3	-
Combined ratio	101.6	99.8	1.8		100.0	(0.2)
Statutory Ratios:
Loss and loss expense ratio	69.3	67.9	1.4		67.2	0.7
Underwriting expense ratio	32.0	32.3	(0.3)		31.7	0.6
Dividends to policyholders ratio	0.3	0.3	-		0.3	-
Combined ratio	101.6%	100.5	1.1	pts	99.2	1.3	pts

•
NPW decreased compared to 2009 due to a highly competitive commercial lines marketplace coupled with a slow economic recovery.  We have experienced a decrease in exposure given the reduction in payroll and sales consistent with the soft economy and the fact that our contractors business, one of the most affected industries in the economic downturn, accounted for 35% of our Commercial Lines business in 2010 and 39% in 2009.  These factors are evidenced by the following:

o	Reductions in new business premiums of $48.2 million, to $272.8 million; and
o	Audit and endorsement return premium of $47.4 million compared to $62.0 million in 2009.

These items were partially offset by a Commercial Lines renewal pure price increase of 3.1% in 2010.  We were one of the only insurance carriers to achieve Commercial Lines renewal rate increases in 2010.

The decrease in NPW in 2009 compared to 2008 was also largely attributable to the economic factors discussed above as illustrated by:
•	Audit and endorsement return premium of $62.0 million in 2009 compared to $12.5 million in 2008; and
•	A reduction in net renewals of $20.3 million, to $1.2 billion.

NPE decreases in 2010 compared to 2009 and 2008 are consistent with the fluctuation in NPW.

•
The increase in the GAAP loss and loss expense ratio of 1.4 points in 2010 compared to 2009 was primarily attributable to an increase in property losses of $50.3 million, which included increased catastrophe losses of $47.9 million, or 3.4 points, to $56.5 million in 2010.  Catastrophe losses were unusually high in 2010, more than double the level that we anticipated, as we incurred losses on more than 20 storms and such losses exceeded our historical trend.  Partially offsetting this increase for 2010 was:  (i) favorable casualty prior year development of approximately $39 million, or 2.8 points, in 2010 compared to approximately $29 million, or 2.0 points, in 2009; and (ii) a reduction of loss costs due to the mix of our casualty lines of business.  For more information on the favorable prior year development on our casualty lines of business, please refer to the “Review of Underwriting Results by Lines of Business” below.

The increase in the GAAP loss and loss expense ratio of 0.7 points in 2009 compared to 2008 was primarily attributable to casualty loss costs that had outpaced premiums in 2009’s current accident year, partially offset by favorable prior year casualty development of $29 million, or 2.0 points, in 2009 compared to $22 million, or 1.5 points, in 2008.

•
The modest increase in the GAAP underwriting expense ratio of 0.4 points in 2010 was primarily due to declines in earned premium coupled with benefits recognized in 2009 related to the elimination of retiree life insurance benefits for current employees amounting to a total benefit of $4.2 million, pre-tax.

The decrease in the GAAP underwriting expense ratio of 0.9 points in 2009 was primarily attributable to several expense initiatives that we implemented in 2008 and during the first quarter of 2009, including workforce reductions in 2008 that resulted in a pre-tax charge of $4.5 million in 2008 and the benefit realized with the elimination of retiree life insurance benefits noted above.  Partially offsetting these actions is the impact of the reduction in earned premium.

Insurance Operations Outlook
Our Insurance Operations segment reported a statutory combined ratio of 101.6% for 2010, which was slightly below A.M. Best’s industry-wide estimated 2010 combined ratio of 103.0% and in line with Fitch’s projection of 101.5%.  Consistent with the trend noted by A.M. Best as a driver of industry-wide results, we experienced higher than anticipated catastrophe losses in 2010.  Catastrophe losses, by their nature, are volatile as is best illustrated in the table below.  In 2010, we incurred unprecedented catastrophe losses, and, conversely, 2009 was the period of lowest losses during the last five years.

($ in thousands)
For the Year Ended December 31,	Catastrophe Losses Incurred	Impact on Loss Ratio
2010	$56,465	4.0	pts
2009	8,519	0.6
2008	31,740	2.1
2007	14,899	1.0
2006	20,697	1.4

The commercial lines industry remains very competitive and market conditions do not support broad-based renewal price increases.  In an effort to write profitable business in this environment, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.  In addition, we modified our pricing strategy to focus our pricing efforts to improve profitability on our worst performing business while focusing on retention of our best performing business.  The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  Renewal pure price increased 3.1% in 2010, while point of renewal retention remained stable at 87% compared to the prior year.  A recent report from the Commercial Lines Insurance Pricing Survey (“CLIPS”) showed that industry pricing declined by 0.6% during the third quarter of 2010.

The personal lines market has been more receptive to price increases and our Personal Lines operations continue to experience NPW growth driven by:  (i) ongoing rate increases that went into effect in 2010, which are expected to generate an additional $14.8 million in annual premium; (ii) an increase in new business premium of $6.8 million, to $62.0 million in 2010; (iii) improvement in policy point of renewal retention of approximately two points, to 92%, in 2010; and (iv) an increase in new policy counts of nearly 10% from a year ago.  We were able to obtain increased Personal Lines renewal pure pricing of more than 5% in 2010.

In January 2011, A.M. Best revised its outlook for the commercial lines industry from stable to negative, reflecting:  (i) continued competitive market conditions; (ii) gradual price deterioration; and (iii) reduced levels of favorable loss reserve development.  Combined with loss cost inflation, they believe the pricing trend will continue to compress margins for the commercial lines industry.  However, A.M. Best is maintaining a stable outlook for the personal lines industry as operating performance is expected to remain adequate during 2011 while capitalization will continue to be strong.  A.M. Best expects continued strain on operating performance and capital levels because of economic uncertainty, pricing pressure, and low investment returns, however they believe that the industry is sufficiently capitalized to withstand these challenges.  A.M. Best is projecting a combined ratio of 103.5% in 2011, which includes 4.5 points of catastrophe losses.  Fitch expressed a similar combined ratio projection, stating a 103.6% in its report entitled “2011 Outlook: U.S. Property/Casualty Insurance.”  Their outlook for next year, however, remains stable for both commercial and personal lines.

Given the rate increases we were able to achieve in 2010 which will be earned in 2011, we are expecting to generate overall full year statutory and GAAP combined ratios of between 101% and 102%, which include an elevated catastrophe loss assumption of two points.  Combined ratios do not include any assumptions for reserve development, favorable or unfavorable.  Weighted average shares at year-end 2011 are expected to be approximately 55 million.

Review of Underwriting Results by Lines of Business

Commercial Lines

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008
GAAP Insurance Operations Results:
NPW	$1,133,876	1,194,796	(5	) %	1,279,553	(7	) %
NPE	1,174,282	1,214,952	(3)		1,294,244	(6)
Less:
Losses and loss expenses incurred	790,369	809,430	(2)		852,697	(5)
Net underwriting expenses incurred	381,703	387,494	(1)		425,521	(9)
Dividends to policyholders	3,878	3,640	7		5,211	(30)
Underwriting (loss) income	$(1,668)	14,388	(112	) %	10,815	33%
GAAP Ratios:
Loss and loss expense ratio	67.3%	66.6	0.7	pts	65.9	0.7	pts
Underwriting expense ratio	32.5	31.9	0.6		32.9	(1.0)
Dividends to policyholders ratio	0.3	0.3	-		0.4	(0.1)
Combined ratio	100.1	98.8	1.3		99.2	(0.4)
Statutory Ratios:
Loss and loss expense ratio	67.3	66.6	0.7		65.9	0.7
Underwriting expense ratio	33.2	32.9	0.3		32.2	0.7
Dividends to policyholders ratio	0.3	0.3	-		0.4	(0.1)
Combined ratio	100.8%	99.8	1.0	pts	98.5	1.3	pts

•
NPW decreased in 2010 compared to 2009, and in 2009 compared to 2008, due to economic conditions and a very competitive insurance marketplace despite renewal pure price increases of 3.1%.  We have experienced reduced levels of exposure consistent with the soft economy coupled with our concentration of business within the contractor class, which accounted for 35% of our business in 2010 and 39% in 2009.  These factors are evidenced by the following:

o	Audit and endorsement return premium of $47.9 million in 2010 compared to $61.9 million in 2009;
o	Reductions in new business premiums of $55.0 million, to $210.8 million, in 2010; and
o	Reductions in net renewals of $24.2 million, to $1.0 billion, in 2010.

The decrease in 2009 compared to 2008 was largely due to reductions in endorsement and audit activity of $48.6 million, coupled with a decline in net renewals of $25.4 million.

•	NPE decreased in 2010 compared to 2009, and in 2009 compared to 2008 consistent with the fluctuation in NPW over the same periods.

•
The increase in the GAAP loss and loss expense ratio in both periods was reflective of increased property losses partially offset by favorable prior year casualty development.  In 2010 compared to 2009, property losses were driven by catastrophe losses, which were as follows for the past three years:

($ in thousands)
For the Year Ended December 31,	Catastrophe Losses Incurred	Impact on Loss Ratio
2010	$38,593	3.3	pts
2009	5,791	0.5
2008	26,992	2.1

In 2009, the decline in catastrophe losses was offset by non-catastrophe property losses of $4.2 million, or 1.0 points, coupled with a ratio impact attributable to loss cost trends outpacing premium trends.

The prior year casualty development for the respective years was as follows:

($ in thousands)
For the Year Ended December 31,	Prior Year Development	Impact on Loss Ratio
2010	$37,000	3.2	pts
2009	27,000	2.2
2008	18,000	1.4

•
The GAAP underwriting expense ratio increased in 2010 compared to 2009, which was primarily attributable to declines in premiums earned coupled with the one-time benefit recognized in 2009 for the elimination of retiree life insurance benefits for current employees.  Improvements in the GAAP underwriting expense ratio in 2009 compared to 2008 were primarily attributed to various expense initiatives that we have implemented over the last couple of years.

The following is a discussion of our most significant Commercial Lines of business:

General Liability

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008

Statutory NPW	$323,276	352,336	(8	) %	393,012	(10	) %
Statutory NPE	336,475	362,479	(7)		396,066	(8)
Statutory combined ratio	96.4%	102.9	(6.5	) pts	102.0	0.9	pts
% of total statutory commercial NPW	29%	29			31

We continued to see improvements in pricing in this line as our renewal pure price increase was 4.2% in 2010 compared to increases of 1.6% in 2009 and decreases of 2.0% in 2008.  However, despite our ability to achieve price increases, the continued current economic weakness and the competitive nature of the insurance marketplace has impacted NPW on this line in recent years as evidenced by the following:
•	2010 as compared to 2009:
o	Net renewals down 5%, or $15.2 million, to $302.9 million;
o	New business down 21%, or $14.8 million, to $56.7 million; and
o	Endorsement and audit return premium of $24.6 million in 2010, compared to $27.2 million in 2009.

•	2009 as compared to 2008:
o	Net renewals down 4%, or $14.9 million, to $318.0 million;
o	New business down 5%, or $3.6 million, to $71.5 million; and
o	Endorsement and audit return premium of $27.2 million in 2009, compared to $7.8 million in 2008.

During the three-year period, our premium subject to audit in this line ranged from 51% to 58%.  At the end of the policy period, actual exposure units (usually sales or payroll) on policies with premium subject to audit are compared to beginning of period estimates and a return premium or additional premium transaction occurs.

The decrease in the statutory combined ratio for 2010 compared to 2009 was driven by favorable prior year development in accident years 2006 and prior of approximately $27 million, or 7.9 points, in 2010 compared to favorable prior year development of approximately $8 million, or 2.3 points, in 2009.  The 2009 increase compared to 2008 was driven by an increase in loss and loss costs, partially offset by the previously mentioned prior year development compared to adverse prior year development of approximately $4 million, or 0.9 points, in 2008.  Favorable development in the general liability line of business is often times volatile year-to-year and, therefore, requires a longer period of time before true trends are recognized and can be acted upon.

Workers Compensation

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008

Statutory NPW	$237,409	251,121	(5	) %	303,783	(17	) %
Statutory NPE	250,456	263,490	(5)		308,618	(15)
Statutory combined ratio	124.2%	107.6	16.6	pts	96.1	11.5	pts
% of total statutory commercial NPW	21%	21			24

NPW for this line of business decreased over the three-year period presented above reflecting reduced levels of exposure consistent with the economic factors that existed during this period.  The impact of the soft economy is evidenced by the following:
•	2010 as compared to 2009:
o	New business down 28%, or $17.8 million, to $46.8 million;
o	Net renewals down 3%, or $7.7 million, to $219.7 million; and
o	Endorsement and audit return premium of $20.5 million in 2010, compared to $29.2 million in 2009.

•	2009 as compared to 2008:
o	Net renewals down 8%, or $18.9 million, to $227.4 million; and
o	Endorsement and audit return premium of $29.2 million in 2009, compared to $3.7 million in 2008.

The increase in the statutory combined ratio over the three-year period was primarily attributable to higher loss costs in each accident year, the impact of prior year development on current year results, and continued pressure on NPE driven by endorsement and audit return premium.  Prior year development was as follows:
•	2010: unfavorable by $21 million, or 8.3 points, driven by increased severity in the 2008 and 2009 accident years;
•	2009: favorable by $10 million, or 3.9 points, primarily driven by accident years 2005 to 2007, partially offset by adverse severity in accident year 2008; and
•	2008: favorable by $23 million, or 7.6 points, related to accident years 2004 to 2006, partially offset by adverse development in the 2007 accident year driven by higher than expected severity.

In some instances, we see rate increases being enacted by certain states, which over time will begin to help address the profitability of this line when coupled with various claims initiatives that we are implementing that we believe will help us better manage our loss costs in this line as well as others.

Commercial Automobile

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008

Statutory NPW	$281,365	298,036	(6	) %	300,391	(1	) %
Statutory NPE	291,495	300,562	(3)		307,388	(2)
Statutory combined ratio	90.2%	98.2	(8.0	) pts	99.7	(1.5	) pts
% of total statutory commercial NPW	25%	25			23

As with our general liability and workers compensation lines of business, economic factors continue to put pressure on NPW for this line as exposure levels are reduced.  The decrease in 2010 included:
•	New business that decreased 19% to $43.7 million; and
•	A reduction in net renewal premiums of $10.6 million or 4%.

These decreases were partially offset by renewal pure price increases of 2.9% in 2010 compared to increases of 1.1% in 2009.

The decrease in premium for 2009 compared to 2008 was driven by net renewal premiums down $4.8 million, or 2%, from 2008 coupled with a two-point decrease in point of renewal retention to 87%.

The 8.0-point decrease in the statutory combined ratio for 2010 compared to 2009 was driven primarily by the impact of prior year development, as follows:
•	In 2010, favorable casualty prior year development of approximately $28 million, or 9.6 points, driven by lower than anticipated severity primarily in accident years 2004 through 2009; and
•	In 2009, favorable prior year development of approximately $10 million, or 3.2 points, driven by lower than anticipated severity primarily in accident year 2007.

The decrease in the statutory combined ratio in 2009 compared to 2008 was driven primarily by:
•	The 3.2 points of favorable casualty prior year development in 2009 mentioned above, compared to insignificant development in 2008; and
•	Physical damage losses that were $4.5 million, or approximately 1.2 points, lower in 2009 compared to 2008.

These items were partially offset by higher estimated loss cost in 2009.

Commercial Property

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008

Statutory NPW	$194,382	199,707	(3	) %	194,550	3%
Statutory NPE	199,252	197,665	1		196,189	1
Statutory combined ratio	93.7%	83.9	9.8	pts	92.9	(9.0	) pts
% of total statutory commercial NPW	17%	17			15

NPW for this line of business decreased in 2010 compared to 2009, while increasing for 2009 compared to 2008.  The decreases in 2010 were primarily due to:
•	New business that decreased $9.8 million, or 22%, to $35.5 million; and
•	Partially offset by an increase in net renewals of $3.7 million, or 2%, to $175.0 million, which included renewal pure price increases of 2.1%.

The increases in 2009 compared to 2008 were primarily due to:
•	Net renewal premium increases of 4%, to $171.3 million;
•	Total policy count increases of 3% in 2009; and
•	Renewal pure price increases of 0.3% in 2009 compared to decreases of 4.1% in 2008.

The increase in the statutory combined ratio in 2010 was driven by an increase in catastrophe losses of $27.9 million, or 14.0 points, to $31.8 million.  This increased level of catastrophe losses is due largely to a high frequency of weather related catastrophic events in our footprint area, of which the majority occurred in the first half of the year.  These catastrophe losses were partially offset by a decrease in non-catastrophe property losses of $6.4 million, or 3.5 points, compared to 2009.

The improvement in the statutory combined ratio in 2009 compared to 2008 was mainly due to decreases in catastrophe losses of $18.7 million, or 9.5 points, partially offset by an increase in non-catastrophe property losses of $3.0 million, or 1.0 points.

Personal Lines

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008
GAAP Insurance Operations Results:
NPW	$256,665	227,859	13%		213,185	7%
NPE	242,316	216,095	12		209,943	3
Less:
Losses and loss expenses incurred	191,749	162,475	18		158,847	2
Net underwriting expenses incurred	71,066	65,623	8		61,779	6
Underwriting loss	$(20,499)	(12,003)	(71	) %	(10,683)	(12	) %
GAAP Ratios:
Loss and loss expense ratio	79.1%	75.2	3.9	pts	75.7	(0.5	) pts
Underwriting expense ratio	29.4	30.4	(1.0)		29.4	1.0
Combined ratio	108.5	105.6	2.9		105.1	0.5
Statutory Ratios:
Loss and loss expense ratio	79.2	75.2	4		75.7	(0.5)
Underwriting expense ratio	27.2	29.2	(2)		28.0	1.2
Combined ratio	106.4%	104.4	2	pts	103.7	0.7	pts

•	The increase in NPW in 2010 compared to 2009 is primarily due to:
o	43 rate increases, 34 of which were 5% or more, that went into effect across our Personal Lines footprint during 2010;
o
Net renewal direct premium written increases of $21.6 million, or 12%, to $200.1 million for 2010, which includes an improvement in point of renewal retention of approximately two points, to 92% in 2010; and

o	New business direct premium written increases of $6.8 million, or 12%, to $62.0 million in 2010.

The increase in NPW in 2009 compared to 2008 is primarily due to:  (i) the impact of rate actions that became effective during 2009 generating $6.7 million in annual premium; and (ii) new business direct premium written increases of $11.8 million to $55.2 million.

•	NPE increases in 2010 compared to 2009 and 2008 are consistent with the NPW increases in 2010 compared to 2009 and 2008 as discussed above.

•
The 3.9-point increase in the GAAP loss and loss expense ratio in 2010 compared to 2009 was primarily attributable to an increase in property losses of $27.0 million, or 7.7 points.  This includes an increase in catastrophe losses of $15.1 million, or 6.1 points.  Catastrophe losses were unusually high in 2010 as we incurred losses on more than 20 storms and such losses exceeded our historical trend.  The increase in losses was partially offset by increased rate on this book of business that is favorably impacting NPE and outpacing loss costs.

The 0.5-point decrease in the GAAP loss and loss expense ratio in 2009 compared to 2008 was driven by:  (i) increased rate on the book of business favorably impacting NPE; and (ii) a decrease in catastrophe losses of $2.0 million, or 1.0 point.  Partially offsetting these items were increased non-catastrophe property losses of $8.9 million, or 3.4 points.

•	The decrease in the GAAP underwriting expense ratio in 2010 compared to 2009 was attributable to an increase in premiums that has outpaced increases in underwriting expense.

The increase in the GAAP underwriting expense ratio in 2009 compared to 2008 was primarily attributable to increased commissions resulting from the mix of premium.  Partially offsetting this increase were the expense initiatives that we implemented in 2008 and 2009, including a $0.5 million total benefit related to the elimination of retiree life insurance benefits recognized in the first quarter of 2009, combined with a $0.5 million restructuring charge in the first quarter of 2008.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, we are focused on reducing claim costs and improving underwriting efficiencies.  We believe the various rate increases implemented over the last two years and forecasted for 2011 will help us achieve our goal of being profitable in this line of business.  The following table illustrates the annual premium anticipated to be generated as a result of the rate increases:

Implemented Rate Filings	Direct Premium Written Increase	Additional Premium Generated on In-Force Policies
2009	3.1%	$7 million
2010	6.3%	$15 million
20111	5.8%	$15 million
1 Includes a New Jersey automobile increase of 6.9%.

In addition, our strategy on this line includes:  (i) writing new policies in our expansion states and improving the mix of business as we write a greater distribution of low frequency, high retention business; (ii) continued diversification in our territory structure; and (iii) providing the excellent service that our policyholders and agents demand.  During 2010, we introduced our homeowners business to the comparative raters system, joining our personal auto business.  As a result, homeowners quote volume has significantly increased over 2009.  Policy retention continues to be positive, despite increases to our rates over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency accounts in our core book of business.

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

Property Reinsurance
The Property Catastrophe treaty renewed effective January 1, 2011 with an increase in coverage and a 1% decrease in premium.  The current treaty structure provides for coverage of $360 million in excess of $40 million compared to the $310 million in excess of $40 million we had in place during 2010.  This represents a net increase in coverage of $40.5 million after co-participation.  Annual aggregate limit net of our co-participation increased to $670 million for 2011 compared to $589.0 million in 2010.

We continue to assess our property catastrophe exposure aggregations, modeled results, and effects of growth on our property portfolio and strive to manage our exposure to individual large events balanced against the cost of reinsurance protections.

The following table presents Risk Management Solutions, Inc.’s (“RMS”) v. 9.0 modeled hurricane losses based on the Insurance Subsidiaries’ property book of business as of July 2010:

($ in thousands)	Historical Basis			Near Term Basis
Occurrence Exceedence Probability	Gross Losses RMS v.9.0	Net Losses1	Net Losses as a Percent of Equity2	Gross Losses RMS v.9.0	Net Losses1	Net Losses as a Percent of Equity2

4.0% (1 in 25 year event)	$45,200	26,479	2%	$58,201	27,675	3%
2.0% (1 in 50 year event)	99,644	31,489	3	121,799	33,883	3
1.0% (1 in 100 year event)	196,710	41,997	4	228,213	43,820	4
0.4% (1 in 250 year event)	412,728	61,024	6	457,873	90,368	8

1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2010.

RMS v. 9.0 allows modeling based on the long-term averages (historic view) and modeling based on a near-term view that includes an assumption of elevated hurricane activity in the North Atlantic Basin in the short to medium-term.  Results of both models are provided above for select probabilities.  Our current catastrophe program provides protection for a 1 in 240 year event, or an event with 0.4% probability according to the RMS v. 9.0 historic model, and for a 1 in 206 year event, or an event with 0.5% probability according to the RMS v. 9.0 near term model.  RMS recently announced the upcoming release of its version 11 model that includes substantial changes to the hurricane model.  The new version is expected to be released in early 2011.  From the limited information released by RMS, we expect that the loss estimates will increase for our portfolio when modeled in the new release.  However, the currently available information is not sufficient to quantify what impact the model change may have on our property catastrophe reinsurance program.

The Property Excess of Loss treaty (“Property Treaty”) was renewed on July 1, 2010 and is effective through June 30, 2011, with the same terms as the expiring treaty.  This treaty provides a per risk coverage of $28.0 million in excess of a $2.0 million retention.
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

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”) was renewed on July 1, 2010 and is effective through June 30, 2011, with the same terms as the expiring treaty.  The current program provides the following coverage:

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

Other Reinsurance
Our Surety and Fidelity Excess of Loss treaty was renewed effective January 1, 2011, with an additional third layer of coverage.  The 2011 renewal had a 4% decrease in rate offset by an increase in projected subject premium when compared to 2010.  The current program provides the following coverage:
•	The first layer provides coverage for 90% of up to $3.0 million in excess of a $1.0 million retention for both contract surety and fidelity, as well as commercial surety.
•
The second layer provides coverage for 90% of up to $5.0 million in excess of $4.0 million for contract surety and 90% of up to $2.0 million in excess of $4.0 million for fidelity and commercial surety.

•	The third layer provides coverage of up to $3.0 million in excess of $9.0 million for contract surety only.

Effective January 1, 2011, we renewed the NWCRP treaty which covers our participation in the involuntary NCCI pool, a residual workers compensation market, and essentially keeps the same coverage as the expiring treaty.  The NWCRP treaty provides 100% Quota Share coverage, including terrorism coverage for assumed business from the NCCI and has an aggregate combined ratio limit of approximately 140% for the 2011 underwriting year.  The 2011 treaty is placed with three carriers with ratings of “A” by A.M. Best.  We believe that the continued protection provided within this treaty for residual market business is especially beneficial given current market conditions and the expected deterioration in the experience of the NCCI pool.

Investments
The following table presents information regarding our investment portfolio:

			2010			2009
($ in thousands)	2010	2009	vs. 2009		2008	vs. 2008

Total invested assets	$3,925,722	3,781,051	4%		$3,540,309	7%
Net investment income – before tax	145,708	118,471	23		131,032	(10)
Net investment income – after tax	111,059	95,725	16		105,039	(9)
Unrealized gain (loss) during the period – before tax	37,737	133,160	(72)		(219,515)	161
Unrealized gain (loss) during the period – after tax	24,529	86,554	(72)		(142,685)	161
Net realized losses– before tax	(7,083)	(45,970)	85		(49,452)	7
Net realized losses– after tax	(4,604)	(29,880)	85		(32,144)	7
Effective tax rate	23.8%	19.2	4.6	pts	19.8%	(0.6	) pts
Annual after-tax yield on fixed maturity securities	2.8	3.3	(0.5)		3.6	(0.3)
Annual after-tax yield on investment portfolio	2.9	2.6	0.3		2.9	(0.3)

Overview
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios.  The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.  The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

In early 2010, we decided to outsource our investment management operations to two external investment managers.  This transition was successfully completed and is now fully operational.  This outsourcing does not indicate a change to our overall investment strategy, only a change in the execution model.  We expect to benefit from broader sector-specific knowledge and greater flexibility in trade execution.

Following the change to our execution model we performed several reviews of our portfolio which included detailed analyses of the municipal portion of our fixed maturity portfolio and our other investments, specifically our exposure to certain alternative investments.  We reduced our allocation to state and municipal assets from 42% to 36% of the portfolio and we were able to take advantage of an opportunity in the secondary alternative investment market to reduce our exposure and reallocate risk to achieve better risk adjusted returns over the longer term.  For further discussion regarding the alternative portfolio, see Note 5. “Investments” of Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.  During 2010, we also exited our master limited partnership investments, concentrated in the energy sector, to further diversify our equity exposure.  Overall, we re-balanced the portfolio and maintained a high credit quality with an average S&P rating of “AA.”  In addition, we are currently diversifying into investment-grade corporate bonds as part of our overall investment strategy due to the currently more attractive risk/return characteristics of this sector.  During 2010, we increased our allocation to corporate fixed income securities from 13% to 27%.

Improved market conditions compared to 2009 and 2008 resulted in an increase in our overall unrealized gain position of $37.7 million, to $82.9 million, as of December 31, 2010.  At the same time, after-tax investment income increased significantly driven by improved performance from our alternative investment strategy.  For further discussion regarding invested assets and investment income, see the respective sections below.

Total Invested Assets
Our investment portfolio totaled $3.9 billion at December 31, 2010, an increase of 4% compared to December 31, 2009.  This increase was driven primarily by cash flows generated from Insurance Operations and valuation improvements within the fixed maturity securities portfolio, as mentioned above.

Our investment portfolio is comprised of the following:

As of December 31,	2010	2009
U.S. government obligations	11%	16%
Foreign government obligations	1	-
State and municipal obligations	36	42
Corporate securities	27	13
Mortgage-backed securities (“MBS”)	14	16
ABS	2	1
Total fixed maturity securities	91	88

Equity securities	2	2
Short-term investments	4	6
Other investments	3	4
Total	100%	100%

We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The duration of the fixed maturity securities portfolio as of December 31, 2010, including short-term investments, was an average of 3.5 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years, which was relatively consistent with the prior year.  The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We are currently experiencing pressure on our yields within our fixed maturity securities portfolio as higher yielding bonds that are either maturing or have been sold are being replaced with the lower yielding bonds that are currently available in the marketplace.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

As mentioned above, our fixed maturity securities portfolio carries a weighted average credit rating of “AA” despite some ratings migration over the past year due to general economic conditions and our recent heavier allocation to investment-grade corporate bonds.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	December 31,	December 31,
Rating	2010	2009
Aaa/AAA	42%	57%
Aa/AA	28%	25%
A/A	21%	14%
Baa/BBB	8%	3%
Ba/BB or below	1%	1%
Total	100%	100%

For further details on how we manage overall credit quality and the various risks that our portfolio is subject to, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

As of December 31, 2010, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			2010
	Carrying Value		Remaining
($ in thousands)	December 31, 2010	December 31, 2009	Commitment
Alternative Investments:
Energy/power generation	$35,560	32,996	11,214
Secondary private equity	26,709	20,936	12,029
Private equity	21,601	21,525	8,323
Distressed debt	20,432	19,201	4,611
Real estate	14,192	16,856	10,784
Mezzanine financing	10,230	20,323	15,252
Venture capital	6,386	5,752	1,400
Total alternative investments	135,110	137,589	63,613
Other securities	2,755	3,078	-
Total other investments	$137,865	140,667	63,613

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $63.6 million in these alternative investments through commitments that currently expire at various dates through 2022.  This commitment was reduced by more than $20 million at the end of 2010 as we sold our interests in five limited partnerships.  The following table summarizes information regarding these sales by strategy:

($ in thousands)	Carry Value	Proceeds	Pre-tax Realized Loss	Unfunded Commitment
Mezzanine financing	$12,620	10,060	2,560	10,866
Secondary private equity	3,822	2,587	1,235	6,202
Private equity	2,348	1,177	1,171	4,428
Real estate	2,751	2,533	218	750
Total	$21,541	16,357	5,184	22,246

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

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2010	2009	2008
Fixed maturity securities	$130,990	141,882	146,555
Equity securities, dividend income	2,238	2,348	5,603
Trading securities, change in fair value	-	262	(8,129)
Short-term investments	437	1,273	4,252
Other investments	20,452	(21,383)	(12,336)
Investment expenses	(8,409)	(5,911)	(4,913)
Net investment income earned	$145,708	118,471	131,032

Income from our other investments, specifically our alternative investment portfolio, was the primary driver of the increase in investment income during 2010.  This increase reflects the improved equity and credit markets in 2010 compared to the prior year.  Partially offsetting these improved returns was a $10.9 million reduction in income on our fixed maturity security portfolio.  These reduced returns reflect the current interest rate environment.  As higher-yielding securities either mature or are sold, they are replaced with lower yielding securities that are currently available in the market.  In 2010, bonds that matured or were sold had average yields of 3.8%, while new purchase yields averaged 2.8%.  The decrease in net investment income in 2009 compared to 2008 was primarily attributable to increased losses on the alternative investment portfolio.  For further discussion of net investment income, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security, excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized (losses) gains were as follows:

Realized Gains (Losses) Excluding OTTI
($ in thousands)	2010	2009	2008
HTM fixed maturity securities
Gains	$569	225	27
Losses	(894)	(1,049)	(2)
AFS fixed maturity securities
Gains	8,161	20,899	1,777
Losses	(7,619)	(13,889)	(14,259)
AFS equity securities
Gains	16,698	33,355	34,582
Losses	(1,156)	(28,056)	(14,677)
Other investments
Gains	-	-	1,356
Losses	(5,184)	(2,039)	(5,156)
Total other net realized investment gains	10,575	9,446	3,648
Total OTTI charges recognized in earnings	(17,658)	(55,416)	(53,100)
Total net realized losses	$(7,083)	(45,970)	(49,452)

For a discussion of realized gains and losses, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of Time in an	2010		2009		2008
Unrealized Loss Position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463	54,287	6,951	40,467	8,259
7 – 12 months	-	-	38,292	3,424	11,415	567
Greater than 12 months	10,257	7,098	39,241	3,420	9,359	3,627
Total fixed maturities	21,719	7,561	131,820	13,795	61,241	12,453
Equities:
0 – 6 months	13,914	739	29,567	20,620	30,062	13,383
7 – 12 months	3,173	417	8,230	7,436	3,838	618
Greater than 12 months	-	-	-	-	1,628	675
Total equity securities	17,087	1,156	37,797	28,056	35,528	14,676
Other Investments:
0 – 6 months	16,357	5,184	-	-	8,996	4,306
7 – 12 months	-	-	4,816	1,189	-	-
Total other investments	16,357	5,184	4,816	1,189	8,996	4,306
Total	$55,163	13,901	174,433	43,040	105,765	31,435

During 2010 we sold certain AFS fixed maturity securities that were in an unrealized loss position that our new external investment managers, during their review of the portfolio, had recommended that we sell.  This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives.  In addition, as part of our transition to the newly hired external investment managers, in the third quarter of 2010, we changed our intent regarding certain equity holdings that we sold to lower our equity exposure and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.  In the fourth quarter of 2010, we sold certain limited partnerships within our other investments at a loss to reduce our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio, as well as to reduce certain vintage year concentrations.

Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.  For additional discussions, including information on the 2009 and 2008 sales, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

($ in thousands)	2010	2009	2008
HTM securities
ABS	$31	2,482	-
CMBS	4,215	11,777	-
RMBS	419	-	-
Total HTM securities	4,665	14,259	-

AFS securities
Corporate securities	-	1,271	10,200
Obligations of state and political subdivisions	197	-	-
ABS	128	-	16,420
CMBS	2,200	-	9,725
RMBS	7,925	37,779	5,357
Total fixed maturity AFS securities	10,450	39,050	41,702
Equity securities	2,543	2,107	6,613
Total AFS securities	12,993	41,157	48,315

Other securities
Other securities	-	-	4,785
Total other securities	-	-	4,785

Total OTTI charges recognized in earnings	$17,658	55,416	53,100

We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI, through realized losses in earnings for the credit-related portion and through unrealized losses in OCI for the non-credit related portion for fixed maturity securities.  If there is a decline in fair value of an equity security that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For a discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.  In addition, for significant inputs used to measure OTTI and qualitative information regarding these charges, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at December 31, 2010 and December 31, 2009:

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities:
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Losses) Gains1	Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities:						$
Obligations of states and political subdivisions	21,036	(381)	45	27,855	(1,969)		670
Corporate securities	1,985	(434)	420	-	-		-
ABS	507	(546)	(440)	2,931	(1,095)		747
CMBS	3,621	15	(17)	5,745	(3,933)		833
RMBS	-	-	-	95	(38)		1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)		2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)		2,251

December 31, 2009	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities:
U.S. government and government agencies2	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	-	-
CMBS	36,447	(637)	3,960	(40)
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months4			12 months or longer4
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses1	(Losses) Gains3	Fair Value	Unrealized Losses1	Gains (Losses)3
HTM securities:
U.S. government and government agencies2	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	10,403	(4,633)	2,197
CMBS	316	(538)	(190)	24,984	(15,650)	(604)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total AFS and HTM	$479,955	(5,847)	500	211,980	(51,479)	6,792

1
Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.

2	U.S. government includes corporate securities fully guaranteed by the FDIC.
3
Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

4	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of OTTI accounting guidance issued in 2009.

Unrealized/unrecognized losses decreased by $28.5 million as of December 31, 2010 compared to December 31, 2009 due to:  (i) the general improvement in the overall marketplace for our fixed maturity securities portfolio; and (ii) the sale of certain fixed maturity securities that resulted in a decrease to unrealized losses of $14.3 million.  As evidenced by the table below, our unrealized/unrecognized loss positions improved as of December 31, 2010 compared to last year.

($ in thousands)
December 31, 2010			December 31, 2009
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
193	80% - 99%	$16,310	150	80% - 99%	$16,344
2	60% - 79%	1,125	11	60% - 79%	10,353
2	40% - 59%	2,160	10	40% - 59%	15,143
1	20% - 39%	986	5	20% - 39%	4,607
1	0% - 19%	976	3	0% - 19%	3,587
		$21,557			$50,034

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this Form 10-K.  For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at December 31, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$7,488	6,349
Due after one year through five years	281,772	275,716
Due after five years through ten years	211,471	205,397
Due after ten years	71,937	69,771
Total	$572,668	557,233

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at December 31, 2010 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$6,003	5,008
Due after one year through five years	43,620	39,070
Due after five years through ten years	19,507	18,979
Due after ten years	765	718
Total	$69,895	63,775

Investments Outlook
While U.S. economic growth has been somewhat volatile during 2010, recent data continues to suggest that the economy is beginning to recover.  The Bureau of Economic Analysis estimates real gross domestic product (“GDP”) growth was 2.9% in 2010 after a decline in 2009.  Corporate profits recovered throughout 2010 but business investment remains suppressed from recent historical levels.  The notable laggards in the economic outlook continue to be employment and housing.  Consensus estimates for 2011 real GDP growth range from 3.0% - 3.6%, but the unemployment rate is expected to remain above 9% through the fourth quarter of 2011, according to the Congressional Budget Office (“CBO”).  As a result, inflation, as measured by the consumer price index (“CPI”), is expected to stay at a relatively low level at approximately 1.7% as compared to the Federal Reserve’s target rate of 2%.  The improving domestic economic picture and an accommodative monetary policy are expected to render a slow rise in the long-end of the yield curve.  With a goal of maintaining credit quality, a continuing challenge for the bond portfolio is the negative spread between yields on maturing assets and current reinvestment rates.  Given the outlook for slowly rising yields, this will only gradually improve over the course of 2011.

A notable risk to the longer-term interest rate outlook is fiscal policy.  Currently, the United States has a debt to GDP ratio of roughly 62%, but this is projected by the CBO to exceed 70% by 2012 and remain above that level for at least the next 10 years.  Fiscal policy responses to this debt level may have significant impact on Treasury borrowing rates.  Finally, while CPI inflation expectations are low for 2011, we are cognizant of commodity input price inflation, which impacts replacement costs and structural efficiency in the economy.  Prices of commodities such as copper and oil are projected by some analysts to increase over 10% from current levels by the end of 2011.  We continue to monitor developments on these fronts and the impact to our portfolio.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will invest in high quality instruments, while striving to reduce risk, including additions to investment grade corporate bonds with diversified maturities to manage incremental interest rate risk.

We have adjusted our exposure to equities and are pursuing a more sector-neutral position for this asset class.  Our equity allocation may increase in the future, potentially including a high-dividend yield strategy.

Our current outlook for the alternative investments is positive despite the volatility in investment income over the past two years.  Private markets continue to recover from the dislocation of two years ago and the market is returning to more normal activity.  We are still committed to maintaining an alternative investment strategy in our overall portfolio, despite the opportunistic reduction that allowed us to rebalance our overall portfolio at the end of 2010.

Federal Income Taxes
The following table presents our taxable income, pre-tax financial statement income, and net deferred tax asset:

($ in millions)	2010	2009	2008
Current taxable income from continuing operations	$19.2	11.9	69.6
Pre-tax income from continuing operations	82.0	39.2	40.2
Net deferred tax asset	93.2	111.0	150.8
Federal income tax (expense) benefit from continuing operations	(12.6)	5.5	3.9
Effective tax rate	15.4%	(14.0)	(9.8)

Our effective tax rate from continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.  For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 14. “Federal Income Tax” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

We had a net deferred tax asset of $93.2 million at December 31, 2010 compared to a deferred tax asset of $111.0 million at December 31, 2009.  The decrease of $17.8 million is primarily due to a reduction in unrealized losses in our investment portfolio.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $162 million at December 31, 2010.  This position was comprised of $51 million at the Parent and $111 million at the Insurance Subsidiaries.

We continually evaluate our liquidity levels in light of market conditions and, given the stabilization in the financial markets in 2010, we have deployed a portion of the short-term holdings that we had accumulated as of December 31, 2009.  At that time, we held higher than normal levels of cash and short-term investments due to the then existing financial market volatility.  All short-term investments are maintained in AAA rated money market funds approved by the NAIC.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during 2010 and there were no borrowings under its $30 million line of credit (“Line of Credit”) or any additional borrowings from its Indiana Subsidiaries.

The Insurance Subsidiaries paid $48 million of dividends to the Parent in 2010 compared to our allowable ordinary dividend amount of approximately $101 million.  Our maximum ordinary dividend amount in 2011 is $110 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance company holding acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.  For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year. For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.” All borrowings from FHLBI are required to be secured by certain investments. The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent. At December 31, 2010 the outstanding borrowings of the Indiana subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral. These funds have been loaned to the Parent under the approved lending agreements.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  Our laddered portfolio, in which some issues are always maturing, continues to provide a source of cash flows for claim payments in the ordinary course of business.  The duration of the fixed maturity portfolio, including short-term investments, was 3.5 years as of December 31, 2010, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.  Our ability to declare dividends was restricted by covenants contained in our 8.87% Senior Notes that matured on May 4, 2010.  All such covenants were met during 2009 and 2010.  For further information regarding our notes payable and the related covenants, see Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

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

Short-term Borrowings
Our $30 million Line of Credit is syndicated between Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (BB&T).  This Line of Credit, which can be increased to $50 million with the approval of both lending parties, provides the Parent with an additional source of liquidity, if needed.  The Line of Credit is not used in our daily cash management but is available if circumstances arise where additional short-term liquidity is necessary.  The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings from S&P and Moody’s.  The Line of Credit expires on August 11, 2011.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of December 31, 2010 or at any time during 2010.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of December 31, 2010	Actual as of December 31, 2010
Consolidated net worth	$812 million	$1,071 million
Statutory surplus	Not less than $750 million	$1,073 million
Debt-to-capitalization ratio	Not to exceed 30%	19.7%
A.M. Best financial strength rating	Minimum of A-	A+

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At December 31, 2010, we had statutory surplus of $1,073 million and GAAP stockholders’ equity of $1,071 million.  We had total debt of $262 million at December 31, 2010, which equates to a debt-to-capital ratio of approximately 19.7%.

Our cash requirements include, but are not limited to, principal and interest payments on various notes payable, dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include agents’ commissions, labor costs, premium taxes, general and administrative expenses, and income taxes.  For further details regarding our cash requirements, refer to the section below entitled, “Contractual Obligations, Contingent Liabilities, and Commitments.”

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain capital metrics relative to the macroeconomic environment which support an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.  In 2009, the Parent made a capital contribution of $20.0 million to one of its Insurance Subsidiaries, thereby increasing liquidity and the statutory surplus of that Insurance Subsidiary.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $19.95 as of December 31, 2010 from $18.83 as of December 31, 2009, primarily driven by:  (i) net income, which led to an increase in book value per share of $1.22; and (ii) unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.46.  Partially offsetting these increases was the impact of dividends paid to our shareholders, which resulted in a decrease in book value per share of $0.52.

Off-Balance Sheet Arrangements
At December 31, 2010 and, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
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

Given that the loss and loss expense reserves are estimates as described above and in more detail under the “Critical Accounting Policies and Estimates” the payment of actual losses and loss expenses is generally not fixed as to amount or timing.  Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value.  Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business.  Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2010 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Operating leases	$24.6	8.9	10.7	3.8	1.2
Notes payable	263.0	-	-	13.0	250.0
Interest on debt obligations	674.2	18.2	36.4	36.0	583.6
Subtotal	961.8	27.1	47.1	52.8	834.8

Gross loss and loss expense payments	2,830.1	717.8	883.4	438.2	790.7
Ceded loss and loss expense payments	313.8	60.3	76.4	42.0	135.1
Net loss and loss expense payments	2,516.3	657.5	807.0	396.2	655.6

Total	$3,478.1	684.6	854.1	449.0	1,490.4

See the “Short-term Borrowings” section above for a discussion of our syndicated line of credit agreement.

At December 31, 2010, we also have contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $63.6 million in alternative investments.  There is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2010 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook.  They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets.  We have been rated “A” or higher by A.M. Best for the past 80 years, with our current rating of “A+ (Superior)” being in place for the last 49 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best to a rating below “A-”, could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Our ratings by other major rating agencies are as follows:
•
S&P Insurance Rating Services - Our “A” financial strength rating was reaffirmed in the third quarter of 2010.  S&P cited our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling, strong financial flexibility, conservative financial leverage, and strong agency relationships.  At the same time, S&P revised our outlook to “stable” from “negative,” citing strong cycle management, careful risk selection, improved capital adequacy, and continuing price increases across most commercial and personal lines along with strong retention.

•
Moody’s - We have a financial strength rating of “A2” from Moody’s with an outlook of stable, which reflects our strong regional franchise with good independent agency support, along with our conservative balance sheet and moderate financial leverage.  Our outlook reflects continued competition in both commercial lines and personal lines, geographic concentration, despite some expansion in the Midwest and New England, and exposure to catastrophe risk.

•
Fitch Ratings - Our “A+” rating was reaffirmed in the third quarter of 2010, citing our disciplined underwriting culture, conservative balance sheet, good capitalization, strong independent agency relationships, strong loss reserve position, and improved diversification through our continued efforts to reduce our concentration in New Jersey.  At the same time, Fitch revised our outlook to “stable” from “negative.”

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

Pending Accounting Pronouncements
In October 2010, the FASB issued Accounting Standards Codification Update 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity. Deferred policy acquisition cost totaled $209.6 million as of December 31, 2010.

In addition, the FASB is involved in a joint project with the International Accounting Standards Board that could significantly impact today’s insurance model.  Potential changes include, but are not limited to:  (i) redefining the revenue recognition process; and (ii) requiring loss reserve discounting.  As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss reserves.  Final guidance resulting from this joint project may have a material impact on our operations.

For information regarding our adoption of current accounting pronouncements, see Note 3. “Adoption of Accounting Pronouncements” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit spreads, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio.  Our investment portfolio is currently comprised of securities categorized as AFS and HTM.  We do not hold derivative or commodity investments.  Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency.  We have minimal foreign currency fluctuation risk on certain equity securities and expenses.

Our investment philosophy includes setting certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio.  The return objective of our equity portfolio is to meet or exceed a weighted-average benchmark of public equity indices.  The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing certain risk objectives, with a secondary objective of meeting or exceeding a weighted-average benchmark of public fixed income indices.  The risk objectives for our portfolios are to ensure investments are being structured conservatively, focusing on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of the insurance operations; (iv) consideration of taxes; and (v) preservation of capital.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.  The allocation of our portfolio was 91% fixed maturity securities, 2% equity securities, 4% short-term investments, and 3% other investments as of December 31, 2010.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates.  A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments.  However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.  We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.  As our fixed income investment portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control.  During extended periods of suppressed interest rates, net investment income on our fixed maturity portfolio is pressured as higher-yielding securities are rolling over into lower-yielding replacements.  In 2010, bonds that matured or were sold had yields that averaged 3.8%, pre-tax, while new purchase yields average 2.8%.  We expect this downward trend to continue into 2011, putting pressure on our investment income.

The fixed maturity portfolio duration at December 31, 2010 was 3.7 years compared to 3.5 years a year ago, and the current duration of the fixed maturity portfolio is within our historical range.  The Insurance Subsidiaries’ liability duration is approximately 3.8 years.  We manage our liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2010:

	2010
	Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	0	100	200
HTM fixed maturity securities
Fair value of HTM fixed maturity securities portfolio	$1,336,120	1,300,449	1,256,294	1,211,379	1,168,072
Fair value change	79,826	44,155		(44,915)	(88,222)
Fair value change from base (%)	6.35%	3.51%		(3.58)%	(7.02	) %

AFS fixed maturity securities
Fair value of AFS fixed maturity securities portfolio	$2,456,576	2,428,117	2,342,742	2,253,479	2,167,711
Fair value change	113,834	85,375		(89,263)	(175,031)
Fair value change from base (%)	4.86%	3.64%		(3.81)%	(7.47	) %

Credit Risk
During 2010, the financial markets continued to show improvements as capital began to flow back into all sectors and markets reacted positively.  We saw an increase in our overall investment portfolio, including a $37.7 million increase in unrealized gains to $82.9 million at December 31, 2010.  The credit quality of our fixed maturity securities portfolio remains high, with an average S&P rating of “AA.”  We continue to closely monitor our $1.4 billion municipal portfolio given the widely reported uncertainty about states and municipalities and the ability of such issuers to fulfill their obligations in light of ongoing budget constraints.  In addition, we are currently diversifying into investment-grade corporate bonds as part of our overall investment strategy due to the currently more attractive risk/return characteristics of this sector.  Our recent increased allocation to corporate bonds reduced the overall portfolio’s S&P rating in Third Quarter 2010 from “AA+” to “AA.”  Exposure to non-investment grade bonds represents only 1% of the total fixed maturity securities portfolio.

The following table summarizes the fair value, net unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
	Fair	Unrealized	Average Credit	Fair	Unrealized	Average Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations1	$320.5	8.1	AAA	$475.6	1.8	AAA
Foreign government obligations	19.0	-	AA	-	-	-
State and municipal obligations	533.9	21.9	AA+	379.8	20.3	AA+
Corporate securities	993.7	19.9	A	379.6	14.1	A+
MBS	426.9	6.7	AA+	382.9	(17.1)	AA+
Asset-backed securities (“ABS”)	48.7	0.2	AAA	18.0	0.3	AA+
Total AFS fixed maturity portfolio	$2,342.7	56.8	AA	$1,635.9	19.4	AA+

State and Municipal Obligations:
General obligations	$289.6	11.1	AA+	$222.6	11.0	AA+
Special revenue obligations	244.3	10.8	AA	157.2	9.3	AA+
Total state and municipal obligations	$533.9	21.9	AA+	$379.8	20.3	AA+

Corporate Securities:
Financial	$289.9	4.5	A+	$67.4	3.0	AA-
Industrials	77.0	3.6	A-	46.6	2.2	A
Utilities	56.5	0.2	BBB+	18.9	0.9	A-
Consumer discretion	98.9	1.1	A-	26.3	1.3	A-
Consumer staples	101.6	2.1	A-	51.6	1.4	A
Healthcare	138.0	4.1	AA-	52.8	1.7	AA-
Materials	57.0	0.8	A-	20.7	0.8	A-
Energy	49.5	1.2	A	42.4	1.3	AA-
Information technology	51.5	0.4	A+	10.8	0.1	AA
Telecommunications services	50.5	0.2	A-	14.6	0.5	A
Other	23.3	1.7	AA+	27.5	0.9	A
Total corporate securities	$993.7	19.9	A	$379.6	14.1	A+

MBS:
Government guaranteed agency CMBS	$71.9	3.3	AAA	$94.6	1.1	AAA
Non-agency CMBS	32.6	(2.1)	A-	9.0	0.1	AA-
Government guaranteed agency RMBS	91.1	3.0	AAA	105.2	0.1	AAA
Other agency RMBS	183.6	3.8	AAA	119.8	1.9	AAA
Non-agency RMBS	38.3	(1.0)	BBB	30.2	(12.8)	A-
Alternative-A (“Alt-A”) RMBS	9.4	(0.3)	AAA	24.1	(7.5)	A-
Total MBS	$426.9	6.7	AA+	$382.9	(17.1)	AA+

ABS:
ABS	$47.8	0.2	AAA	$18.0	0.3	AA+
Sub-prime ABS 2, 3	0.9	-	D	-	-	-
Total ABS	$48.7	0.2	AAA	$18.0	0.3	AA+

1	U.S. government includes corporate securities fully guaranteed by the Federal Depository Insurance Corporation (“FDIC”).
2	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3	Subprime ABS includes one security that is currently expected by rating agencies to default on its obligations.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at December 31, 2010 and December 31, 2009:
December 31, 2010 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
U.S. government obligations1	$103.1	98.1	5.0	4.7	9.7	AAA
Foreign government obligations	5.6	5.6	-	0.3	0.3	AA+
State and municipal obligations	912.3	896.6	15.7	22.2	37.9	AA
Corporate securities	82.1	72.7	9.4	(4.0)	5.4	A-
MBS	141.3	130.8	10.5	(6.3)	4.2	AAA
ABS	11.9	10.5	1.4	(2.4)	(1.0)	A
Total HTM portfolio	$1,256.3	1,214.3	42.0	14.5	56.5	AA

State and Municipal Obligations:
General obligations	$240.3	236.8	3.5	9.7	13.2	AA
Special revenue obligations	672.0	659.8	12.2	12.5	24.7	AA
Total state and municipal obligations	$912.3	896.6	15.7	22.2	37.9	AA

Corporate Securities:
Financial	$23.5	20.0	3.5	(2.5)	1.0	A-
Industrials	22.8	19.4	3.4	(1.2)	2.2	A
Utilities	16.9	16.1	0.8	(0.1)	0.7	BBB
Consumer discretion	7.7	7.1	0.6	0.2	0.8	AA-
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.7	3.3	0.4	(0.2)	0.2	BB+
Total corporate securities	$82.1	72.7	9.4	(4.0)	5.4	A-

MBS:
Government guaranteed agency CMBS	$9.2	8.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AAA
Non-agency CMBS	42.1	35.0	7.1	(7.4)	(0.3)	AA+
Government guaranteed agency RMBS	4.5	4.0	0.5	(0.1)	0.4	AAA
Other agency RMBS	81.8	79.2	2.6	1.2	3.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$141.3	130.8	10.5	(6.3)	4.2	AAA

ABS:
ABS	$9.1	8.0	1.1	(0.9)	0.2	A-
Alt-A ABS	2.8	2.5	0.3	(1.5)	(1.2)	AA-
Total ABS	$11.9	10.5	1.4	(2.4)	(1.0)	A

December 31, 2009 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
U.S. government obligations1	$146.0	144.8	1.2	5.6	6.8	AAA
Foreign government obligations	5.5	5.7	(0.2)	0.4	0.2	AA-
State and municipal obligations	1,210.8	1,201.4	9.4	33.9	43.3	AA
Corporate securities	102.0	93.1	8.9	(6.4)	2.5	A-
MBS	245.7	239.1	6.6	(17.9)	(11.3)	AA+
ABS	30.2	26.3	3.9	(5.7)	(1.8)	AA-
Total HTM portfolio	$1,740.2	1,710.4	29.8	9.9	39.7	AA+

State and Municipal Obligations:
General obligations	$301.5	300.8	0.7	14.7	15.4	AA+
Special revenue obligations	909.3	900.6	8.7	19.2	27.9	AA
Total state and municipal obligations	$1,210.8	1,201.4	9.4	33.9	43.3	AA

Corporate Securities:
Financial	$29.9	26.1	3.8	(4.4)	(0.6)	A-
Industrials	29.1	25.7	3.4	(2.0)	1.4	A-
Utilities	16.5	16.3	0.2	(0.1)	0.1	A-
Consumer discretion	6.3	6.0	0.3	-	0.3	BBB+
Consumer staples	14.6	13.9	0.7	0.5	1.2	AA-
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.5	3.2	0.3	(0.3)	-	BB+
Total corporate securities	$102.0	93.1	8.9	(6.4)	2.5	A-

MBS:
Government guaranteed agency CMBS	$11.1	10.8	0.3	-	0.3	AAA
Other agency CMBS	3.8	3.8	-	0.1	0.1	AAA
Non-agency CMBS	80.5	77.1	3.4	(19.2)	(15.8)	AA+
Government guaranteed agency RMBS	4.2	3.9	0.3	(0.2)	0.1	AAA
Other agency RMBS	140.2	137.7	2.5	2.5	5.0	AAA
Non-agency RMBS	5.9	5.8	0.1	(1.1)	(1.0)	AAA
Total MBS	$245.7	239.1	6.6	(17.9)	(11.3)	AA+

ABS:
ABS	$27.3	24.3	3.0	(4.8)	(1.8)	AA
Alt-A ABS	1.8	1.0	0.8	(0.5)	0.3	CC
Sub-prime ABS2	1.1	1.0	0.1	(0.4)	(0.3)	A
Total ABS	$30.2	26.3	3.9	(5.7)	(1.8)	AA-

1	U.S. government includes corporate securities fully guaranteed by the FDIC.
2	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of December 31, 2010:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$380,294	AA-	AA-
Assured Guaranty	237,887	AA+	AA-
Ambac Financial Group, Inc.	100,949	AA-	AA-
Other	21,069	AA	AA-
Total	$740,199	AA	AA-

To manage and mitigate exposure, we perform analyses on mortgage-backed securities both at the time of purchase and as part of the ongoing portfolio evaluation.  This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets.  We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at December 31, 2010:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$91,697	10,497	63,934	166,128	AA
Washington	45,417	-	45,792	91,209	A+
Arizona	6,778	-	68,206	74,984	AA
Florida	-	509	69,463	69,972	A+
North Carolina	40,324	-	27,624	67,948	AA+
New York	-	-	66,826	66,826	AA+
Ohio	13,764	7,367	37,547	58,678	AA
Illinois	20,003	-	38,529	58,532	AA-
Minnesota	5,255	35,480	12,555	53,290	AAA
Colorado	26,375	1,591	22,755	50,721	A+
Other	116,516	66,970	410,264	593,750	AA-
	366,129	122,414	863,495	1,352,038	AA
Advanced refunded/escrowed to maturity bonds	28,779	12,525	52,839	94,143	AA
Total	$394,908	134,939	916,334	1,446,181	AA

There has recently been widespread concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities and entrenched cost structures.  This has inevitably led to speculation about potential fallout on the municipal bond market.  While our $1.4 billion municipal bond portfolio is very high quality with an average AA rating, we closely monitor this portfolio in light of the changing landscape for municipalities.  Thirty-three percent of this portfolio matures within three years, with another 32% maturing between three and five years.  The portfolio has a 63% weighting to high-quality revenue bonds, and an additional 9% weighting to state general obligation bonds.  Including the impact of advanced refunded bonds, our largest state exposure is to Texas, at 13% of our municipal portfolio.  However local Texas general obligation bonds that tend to be at a higher risk, represent only $53 million, or 4% of the $1.4 billion portfolio and are well diversified.  The remainder of our exposure in Texas is to highly rated revenue bonds, Texas Permanent School Fund bonds, and pre-refunded bonds that all have dedicated revenue streams.  Our total “at risk” exposure to four of the most widely identified states with well-publicized fiscal issues, New York, California, New Jersey and Illinois, is only 2% or $34 million.  Overall, we are comfortable with the quality, composition, and diversification of our municipal portfolio, but we continue to monitor the environment.

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

The following table provides further quantitative details on our special revenue bonds:

December 31, 2010 ($ in thousands)	Market Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$189,770	22	AA
Water and sewer	165,074	19	AA+
Electric	101,796	12	AA-
Total essential services	456,640	53	AA

Education	135,095	15	AA
Special tax	104,614	12	AA-
Housing	75,685	9	AA+
Other:
Leasing	36,735	4	AA-
Hospital	15,436	2	AA-
Other	39,290	5	A+
Total other	91,461	11	AA-
Total special revenue bonds	$863,495	100	AA

Essential Services
A large portion of our special revenue bond portfolio is, by design, invested in sectors that are conventionally deemed as “essential services” and thus are not considered cyclical in nature.  The essential services category (as reflected in the above table) is comprised of transportation, water and sewer, and electric.

Education
The education portion of the portfolio includes school districts and higher education, including state-wide university systems.  Also included in this sector is $48.5 million in Texas Permanent School Fund obligations.

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

We continue to evaluate underlying credit quality within this portfolio and as long-term, income-oriented investors, we remain comfortable with the credit risk in these securities.

Equity Price Risk
Our equity securities are classified as AFS.  Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices.  We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry.  The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2010:

	Change in Equity Values in Percent
($ in thousands)	-30%	-20%	-10%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$48,745	55,709	62,672	69,636	76,600	83,563	90,527
Fair value change	(20,891)	(13,927)	(6,964)		6,964	13,927	20,891

In addition to our equity securities, we invest in certain other investments that are also subject to price risk.  Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate.  As of December 31, 2010, these types of investments represented 3% of our total invested assets and 13% of our stockholders’ equity.  These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective.  The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities.  Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments.  Each of these general partners is required to determine fair value by the price obtainable for the sale of the interest at the time of determination.  Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations which could lead to significant decreases in their fair value from one reporting period to the next.  Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

In the fourth quarter of 2010, we opportunistically sold our holdings in five limited partnerships for a net realized loss of $3.4 million, after tax.  These sales reduced our unfunded commitment by $22.2 million in the aggregate, which is broken down by strategy as follows:

($ in thousands)	Reduction in Unfunded Commitment
Mezzanine financing	$10,866
Secondary private equity	6,202
Private equity	4,428
Real estate	750
Total	$22,246

We are still committed to maintaining an alternative investment component in our portfolio, and this reduction allows us to reallocate risk in the equity and equity-like invested assets to achieve better risk-adjusted returns.

For additional information regarding these alternative investment strategies, see Note 5, “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt.
As of December 31, 2010, the Parent had outstanding long-term debt of $262.3 million that matures as shown in the following table:

		2010
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
7.25% Senior Notes	2034	$49,904	$55,190
6.70% Senior Notes	2035	99,429	90,097
7.50% Junior Notes	2066	100,000	99,840
2.90% borrowings from FHLBI	2014	13,000	13,389
Total notes payable		$262,333	$258,516

The weighted average effective interest rate for the Parent's outstanding long-term debt is 6.92%.  The Parent is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt.
The Parent has a $30 million line of credit that is syndicated between Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (BB&T).  The terms of this agreement allow us to increase our borrowings to $50 million with the approval of both lending parties.  We monitor current news regarding the banking industry in general, and our lending partners in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  The Parent did not access the facility during 2010 and, as such, at December 31, 2010, no balances were outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 5 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of fixed maturity securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 25, 2011

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2010	2009
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $1,256,294 – 2010; $1,740,211 – 2009)	$1,214,324	1,710,403
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $2,285,988 – 2010; $1,616,456 – 2009)	2,342,742	1,635,869
Equity securities, available-for-sale – at fair value (cost of: $58,039 – 2010; $64,390 – 2009)	69,636	80,264
Short-term investments (at cost which approximates fair value)	161,155	213,848
Other investments	137,865	140,667
Total investments (Note 5)	3,925,722	3,781,051
Cash	645	811
Interest and dividends due or accrued	37,007	34,651
Premiums receivable, net of allowance for uncollectible accounts of: $4,691 – 2010; $5,880 – 2009	414,105	446,577
Reinsurance recoverable, net	318,752	276,018
Prepaid reinsurance premiums (Note 8)	110,327	105,522
Current federal income tax (Note 14)	11,200	17,662
Deferred federal income tax (Note 14)	93,234	111,038
Property and equipment – at cost, net of accumulated depreciation and amortization of: $151,704 – 2010; $141,251 – 2009	41,775	46,287
Deferred policy acquisition costs (Note 2j)	209,627	218,601
Goodwill (Notes 2k, 11)	7,849	7,849
Other assets	61,529	68,760
Total assets	$5,231,772	5,114,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$2,830,058	2,745,799
Unearned premiums	823,596	844,847
Notes payable (Note 10)	262,333	274,606
Accrued salaries and benefits	100,933	103,802
Other liabilities	143,743	143,398
Total liabilities	$4,160,663	4,112,452

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000 (Note 6)
Issued: 96,362,667 – 2010; 95,822,959 – 2009	192,725	191,646
Additional paid-in capital	244,613	231,933
Retained earnings	1,176,155	1,138,978
Accumulated other comprehensive income (loss) (Note 6)	7,024	(12,460)
Treasury stock – at cost (shares: 42,686,204 – 2010; 42,578,779 – 2009)	(549,408)	(547,722)
Total stockholders’ equity (Note 6)	1,071,109	1,002,375
Commitments and contingencies (Notes 18 and 19)
Total liabilities and stockholders’ equity	$5,231,772	5,114,827

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
December 31,
($ in thousands, except share amounts)	2010	2009	2008
Revenues:
Net premiums earned	$1,416,598	1,431,047	1,504,187
Net investment income earned	145,708	118,471	131,032
Net realized losses:
Net realized investment gains	10,575	9,446	3,648
Other-than-temporary impairments	(16,225)	(64,184)	(53,100)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(1,433)	8,768	-
Total net realized losses	(7,083)	(45,970)	(49,452)
Other income	9,398	10,470	4,172
Total revenues	1,564,621	1,514,018	1,589,939

Expenses:
Losses and loss expenses incurred	982,118	971,905	1,011,544
Policy acquisition costs	458,045	457,424	485,702
Interest expense	18,616	19,386	20,508
Other expenses	23,886	26,117	32,018
Total expenses	1,482,665	1,474,832	1,549,772

Income from continuing operations, before federal income tax	81,956	39,186	40,167

Federal income tax expense (benefit):
Current	5,323	3,585	21,995
Deferred	7,312	(9,057)	(25,929)
Total federal income tax expense (benefit)	12,635	(5,472)	(3,934)

Net income from continuing operations	69,321	44,658	44,101

Loss from discontinued operations, net of tax of $(4,042) – 2009; $(438) – 2008	-	(7,086)	(343)
Loss on disposal of discontinued operations, net of tax of $(2,035) – 2010; $(631) – 2009	(3,780)	(1,174)	-
Total discontinued operations, net of tax	(3,780)	(8,260)	(343)

Net income	65,541	36,398	43,758

Earnings per share:
Basic net income from continuing operations	1.30	0.84	0.85
Basic net loss from discontinued operations	(0.07)	(0.15)	(0.01)
Basic net income	$1.23	0.69	0.84

Diluted net income from continuing operations	$1.27	0.83	0.83
Diluted net loss from discontinued operations	(0.07)	(0.15)	(0.01)
Diluted net income	1.20	0.68	0.82

Dividends to stockholders	$0.52	0.52	0.52

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2010		2009		2008
Common stock:
Beginning of year	$191,646		190,527		189,306
Dividend reinvestment plan (shares: 106,437 – 2010; 123,880 – 2009; 81,200 – 2008)	213		248		162
Convertible debentures (shares: 45,759 – 2008)	-		-		92
Stock purchase and compensation plans (shares: 433,271 – 2010; 435,571 – 2009; 483,619 – 2008)	866		871		967
End of year	192,725		191,646		190,527

Additional paid-in capital:
Beginning of year	231,933		217,195		192,627
Dividend reinvestment plan	1,465		1,514		1,677
Convertible debentures	-		-		645
Stock purchase and compensation plans	11,215		13,224		22,246
End of year	244,613		231,933		217,195

Retained earnings:
Beginning of year	1,138,978		1,128,149		1,105,946
Cumulative-effect adjustment due to fair value election under ASC 825, net of deferred income tax	-		-		6,210
Cumulative-effect adjustment due to adoption of other- than-temporary impairment guidance under ASC 320, net of deferred income tax	-		2,380		-
Net income	65,541	65,541	36,398	36,398	43,758	43,758
Cash dividends to stockholders ($0.52 per share – 2010, 2009, and 2008)	(28,364)		(27,949)		(27,765)
End of year	1,176,155		1,138,978		1,128,149

Accumulated other comprehensive income (loss):
Beginning of year	(12,460)		(100,666)		86,043
Cumulative-effect adjustment due to fair value election under ASC 825, net of deferred income tax	-		-		(6,210)
Cumulative-effect adjustment due to adoption of other- than-temporary impairment guidance under ASC 320, net of deferred income tax	-		(2,380)		-
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains (losses) on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	3,416		(5,629)		-
Other net unrealized gains (losses) on investment securities, net of deferred income tax	21,113		92,183		(142,685)
Total unrealized gains (losses) on investment securities	24,529	24,529	86,554	86,554	(142,685)	(142,685)
Defined benefit pension plans, net of deferred income tax	(5,045)	(5,045)	4,032	4,032	(37,814)	(37,814)
End of year	7,024		(12,460)		(100,666)
Comprehensive income (loss)		85,025		126,984		(136,741)

Treasury stock:
Beginning of year	(547,722)		(544,712)		(497,879)
Acquisition of treasury stock (shares: 107,425 – 2010; 191,858 – 2009; 2,039,027 – 2008)	(1,686)		(3,010)		(46,833)
End of year	(549,408)		(547,722)		(544,712)
Total stockholders’ equity	$1,071,109		1,002,375		890,493
Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands, except share amounts)	2010	2009	2008
Operating Activities
Net Income	$65,541	36,398	43,758

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,770	28,593	28,552
Loss on disposal of discontinued operations	3,780	1,174	-
Stock-based compensation expense	12,355	11,036	17,215
Undistributed (income) loss of equity method investments	(8,712)	21,726	13,753
Net realized losses	7,083	45,970	49,452
Postretirement life curtailment benefit	-	(4,217)	-
Deferred tax expense (benefit)	7,312	(9,057)	(26,665)
Unrealized (gain) loss on trading securities	-	(262)	8,129
Goodwill impairment on discontinued operations	-	12,214	4,000

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	41,526	60,619	103,016
Decrease in unearned premiums, net of prepaid reinsurance and advance premiums	(26,661)	(8,028)	(10,766)
Decrease (increase) in net federal income tax recoverable	8,497	5,339	(22,092)
Decrease in premiums receivable	32,472	34,317	15,469
Decrease (increase) in deferred policy acquisition costs	8,974	(6,282)	14,115
(Increase) decrease in interest and dividends due or accrued	(2,361)	1,918	(431)
Decrease in accrued salaries and benefits	(19,251)	(15,020)	(3,100)
(Decrease) increase in accrued insurance expenses	(4,470)	2,240	(15,880)
Purchase of trading securities	-	-	(6,587)
Sale of trading securities	-	2,831	21,002
Other-net	1,330	6,050	8,233
Net adjustments	93,644	191,161	197,415
Net cash provided by operating activities	159,185	227,559	241,173

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	-	(158,827)	-
Purchase of fixed maturity securities, available-for-sale	(1,007,679)	(1,041,277)	(587,430)
Purchase of equity securities, available-for-sale	(71,192)	(79,455)	(70,651)
Purchase of other investments	(20,673)	(16,298)	(53,089)
Purchase of short-term investments	(1,741,738)	(1,956,164)	(2,204,107)
Sale of subsidiary	978	(12,538)	-
Sale of fixed maturity securities, held-to-maturity	-	5,820	-
Sale of fixed maturity securities, available-for-sale	190,438	538,769	152,655
Sale of short-term investments	1,794,434	1,940,427	2,196,162
Redemption and maturities of fixed maturity securities, held-to-maturity	319,835	282,310	4,652
Redemption and maturities of fixed maturity securities, available-for-sale	298,171	122,403	294,342
Sale of equity securities, available-for-sale	98,015	137,244	102,313
Distributions from other investments	22,406	25,596	26,164
Purchase of property and equipment	(6,522)	(8,207)	(8,083)
Net cash used in investing activities	(123,527)	(220,197)	(147,072)

Financing Activities
Dividends to stockholders	(26,056)	(26,296)	(25,804)
Acquisition of treasury stock	(1,686)	(3,010)	(46,833)
Principal payment of notes payable	(12,300)	(12,300)	(12,300)
Proceeds from borrowings	-	13,000	-
Net proceeds from stock purchase and compensation plans	4,962	4,612	8,222
Excess tax benefits from share-based payment arrangements	(744)	(1,200)	1,628
Principal payments of convertible bonds	-	-	(8,754)
Net cash used in financing activities	(35,824)	(25,194)	(83,841)
Net (decrease) increase in cash and cash equivalents	(166)	(17,832)	10,260
Net (decrease) increase in cash and cash equivalents from discontinued operations	-	(15,037)	8,619
Net (decrease) increase in cash from continuing operations	(166)	(2,795)	1,641
Cash from continuing operations, beginning of year	811	3,606	1,965
Cash from continuing operations, end of year	$645	811	3,606

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2010, 2009, and 2008

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers property and casualty insurance products.  Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey.  The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.”  We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into two operating segments:
•	Insurance Operations, which sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S.; and
•	Investments.

Prior to 2009, our segments were:  Insurance Operations, Investments, and Diversified Insurance Services (which included federal flood insurance administrative services (“Flood”) and human resource administration outsourcing (“HR Outsourcing”)):
•
In the process of periodically reviewing our operating segments, we reclassified our Flood operations in the first quarter of 2009 to be included within our Insurance Operations segment, reflecting the way we are now managing this business.  We believe this change better enables investors to view us the way our management views our operations.

•
During the fourth quarter of 2009 we disposed of Selective HR Solutions, Inc. (“Selective HR”), which comprised our HR Outsourcing segment, causing the elimination of this operating segment.  See Note 12. “Discontinued Operations” for additional information.

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

(c) Reclassifications
Certain amounts in our prior years' consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

(d) Investments
Fixed maturity securities may include bonds, redeemable preferred stocks, and mortgage and asset-backed securities.  Fixed maturity securities classified as available-for-sale (“AFS”) are reported at fair value.  Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either:  (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization.  The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts over the expected life of the security using the effective interest method.  Premiums and discounts arising from the purchase of mortgage-backed securities are amortized over the expected life of the security based on future principal payments, and considering prepayments.  These prepayments are estimated based upon historical and projected cash flows.  Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations.  Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions.  Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income.  The carrying value of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary.  See the discussion below on realized investment gains and losses for a description of the accounting for impairments.  Unrealized gains and losses on fixed maturity securities classified as AFS, net of tax, are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as AFS, may include common stocks and non-redeemable preferred stocks and are carried at fair value.  Dividend income on these securities is included in "Net investment income earned."  The associated unrealized gains and losses, net of tax are included in AOCI.  The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary.  See the discussion below on realized investment gains and losses for a description of the accounting for impairments.  Certain equity securities managed by an external portfolio manager that were disposed of in 2009 were classified as trading securities.  Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and other debt issues purchased with a maturity of less than one year.  These investments are carried at cost, which approximates fair value.  The associated income is included in "Net investment income earned."

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

When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary.  We regularly review our entire investment portfolio for declines in fair value.  If we believe that a decline in the value of an AFS security is temporary, we record the decline as an unrealized loss in AOCI.  Temporary declines in the value of an HTM security are not recognized in the consolidated financial statements.  Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed maturity investments.  Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Maturity Securities and Short-Term Investments
Our evaluation for OTTI of a fixed maturity security or a short-term investment may include, but is not limited to, the evaluation of the following factors:
•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluations of projected cash flows;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Prior to April 1, 2009, when the decline in fair value below amortized cost of a fixed maturity security was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to income as a realized loss.  A decline in fair value on a fixed maturity security was deemed to be other than temporary if we did not have the intent and ability to hold the security to its anticipated recovery.  Effective April 1, 2009 with the adoption of revised OTTI accounting guidance, an other-than-temporary impairment charge is recognized as a realized loss to the extent that it is credit related, unless we have the intent to sell the security or it is more likely than not that we will be required to sell the security.  In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses.

To determine if an impairment is other than temporary, discounted cash flow analyses (“DCFs”) are performed on all fixed maturity securities meeting certain criteria.  In addition, DCFs are performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase.  These impairment assessments include, but are not limited to, the following security types:  commercial mortgage-backed securities (“CMBS”); residential mortgage-backed securities (“RMBS”); asset-backed securities (“ABS”); collateralized debt obligations (“CDOs”); and corporate fixed maturity securities.

For structured securities, including CMBS, RMBS, ABS, and CDOs, we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

In performing our assessment, we perform a DCF analysis to determine the present value of future cash flows to be generated by the underlying collateral of the security.  Any shortfall in the expected present value of the future cash flows from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline to fair value considered a “non-credit impairment.”  As mentioned above, credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to other comprehensive income (“OCI”) as a component of unrealized losses.

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

If applicable, we use a conditional default rate assumption in the present value calculation to estimate future defaults.  The conditional default rate is the proportion of all loans outstanding in a security at the beginning of a time period that is expected to default during that period.  Our assumption of this rate takes into consideration the uncertainty of future defaults as well as whether or not these securities have experienced significant cumulative losses or delinquencies to date.

If applicable, conditional default rate assumptions apply at the total collateral pool level held in the securitization trust.  Generally, collateral conditional default rates will “ramp-up” over time as the collateral seasons, the performance begins to weaken, and losses begin to surface.  As time passes, depending on the collateral type and vintage, losses will peak and performance will begin to improve as weaker borrowers are removed from the pool through delinquency resolutions.  In the later years of a collateral pool’s life, performance is generally materially better as the resulting favorable selection of the portfolio improves the overall quality and performance.

For CMBS, we may also consider the net operating income (“NOI”) generated by the underlying properties.  Our assumptions of the properties’ ultimate cash flows take into consideration both an immediate reduction to the reported NOIs and decreases to projected NOIs.

If applicable, we also use a loan loss severity assumption in our DCF that is applied at the loan level of the collateral pool.  The loan loss severity assumption represents the estimated percentage loss on the loan-to-value exposure for a particular security.  For CMBS, the loan loss severities applied are based on property type.  Losses generated from the evaluations are then applied to the entire underlying deal structure in accordance with the original service agreements.

Equity Securities
Evaluation for OTTI of an equity security may include, but is not limited to, the evaluation of the following factors:
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

If there is a decline in fair value on an equity security that we do not intend to hold, or if we determine the decline is other-than-temporary, we write down the cost of the investment to its fair value and record the charge through earnings as a component of realized losses.

Other Investments
Our evaluation for OTTI of an other investment (i.e., an alternative investment) may include, but is not limited to, conversations with the management of the alternative investment concerning the following:
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

(e) Fair Values of Financial Instruments
Assets
The fair values of our investments are generated using various valuation techniques and are placed into the fair value hierarchy considering the following:  (i) the highest priority is given to quoted prices in active markets for identical assets (Level 1); (ii) the next highest priority is given to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets (Level 2); and (iii) the lowest priority is given to unobservable inputs supported by little or no market activity and that reflect our assumptions about the exit price, including assumptions that market participants would use in pricing the asset (Level 3).  An asset’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  Transfers between levels in the fair value hierarchy are recognized at the end of the reporting period.

The techniques used to value our investment portfolio are as follows:
•
For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we receive prices from an independent pricing service that are based on observable market transactions.  We validate these prices against a second external pricing service and significant variances between the prices are challenged to determine the price used.  These securities are classified as Level 1 in the fair value hierarchy.

•
For approximately 95% of our fixed maturity portfolio, we utilize a market approach, using primarily matrix pricing models prepared by external pricing services.  Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded.  As a matter of policy, we consistently use one pricing service as our primary source and we use secondary pricing services if prices were not available from the primary pricing service.  We validate the prices used for reasonableness in one of two ways:  (i) randomly sampling the population and verifying the price to a separate third -party source; or (ii) analytically validating the entire portfolio against a third pricing service.  Historically, we have not experienced significant variances in prices and therefore we have consistently used either our primary or secondary pricing service.  These prices are typically Level 2 in the fair value hierarchy.

•
For the small portion of our fixed maturity portfolio that we cannot price using our primary or secondary services, we receive non-binding broker quotes.  These prices, which we review for reasonableness, are generally classified as Level 3 in the fair value hierarchy as the inputs cannot be corroborated by observable market data.

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

The fair value of the receivable for proceeds related to the sale of Selective HR is estimated using a DCF, which includes our judgment regarding future worksite life generation and retention assumptions.  This receivable is classified as Level 3 in the fair value hierarchy.

Liabilities
The techniques used to value our notes payable are as follows:
•
The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.50% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•
The fair value of the 2.90% borrowings from the Federal Home Loan Bank of Indianapolis (“FHLBI”) is estimated using a DCF based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

•
The 8.87% Senior Notes are not presented as of December 31, 2010 because they matured on May 4, 2010.  The fair value of these notes as of December 31, 2009 was estimated to be its carrying value due to the close proximity of this note’s maturity date to the balance sheet date.

See Note 7. “Fair Value Measurements” for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts
We estimate an allowance for doubtful accounts on our premiums receivable.  This allowance is based on historical write-off percentages adjusted for the effects of current and anticipated trends.  An account is charged off when we believe it is probable that we will not collect a receivable.  In making this determination, we consider information obtained from our efforts to collect amounts due directly and/or through collection agencies.

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments.  The cost resulting from all share-based payment transactions are recognized in the consolidated financial statements based on the fair value of both equity and liability awards.  The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period.  Both the fair value of equity and liability awards is recognized over the requisite service period.  The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility.  The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period.

(h) Reinsurance
Reinsurance recoverables represent estimates of amounts that will be recovered from reinsurers under our various treaties.  Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies.  An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.  We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

(i) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  The following estimated useful lives can be considered as general guidelines:

Asset category	Years
Computer software and hardware	3
Internally developed software	5
Furniture and fixtures	10
Buildings and improvements	5 to 40

 (j) Deferred Policy Acquisition Costs
Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies.  These costs include labor costs; commissions; premium taxes and assessments; board, bureau and association fees; travel; and other underwriting expenses incurred in the acquisition of premium.  The deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force.

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
•
We service our agency distribution channel through our field model, which includes agency management specialists, safety management specialists, claim management specialists and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency.

•
We measure the profitability of our business at the Insurance Operations level, which is evident in, among other items, the structure of our incentive compensation programs.  We measure the profitability of our agents and calculate their compensation based on overall insurance results and all of our employees, including senior management, are incented based on overall insurance results.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses for our Insurance Operations segment did not exceed the related unearned premium and anticipated investment income.  The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the calculation date on September 30, were 3.6% for 2010, 2.9% for 2009, and 4.1% for 2008.  Deferred policy acquisition costs amortized to expense were $429.5 million for 2010, $428.6 million for 2009, and $454.8 million for 2008.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Goodwill is allocated to the reporting units for the purposes of the impairment test.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves and reserves for claims incurred but not yet reported ("IBNR").  Case reserves result from claims that have been reported to our seven insurance subsidiaries (the "Insurance Subsidiaries") and are estimated at the amount of ultimate payment.  IBNR reserves are established based on generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events.  In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss adjustment expense reserves in establishing IBNR.

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

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses.  While the ultimate actual liability may be higher or lower than reserves established, we believe the reserves make a reasonable provision, in the aggregate, for all unpaid loss and loss adjustment expenses incurred.  Any changes in the liability estimate may be material to the results of operations in future periods.  We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, our loss reserves include anticipated recoveries for salvage and subrogation claims.

Overall reserves are reviewed for adequacy on a periodic basis.  As part of the periodic review, we consider the range of possible loss and loss expense reserves, determined at the beginning of the year.  This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.  However, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.  Based upon such reviews, we believe that the estimated reserves for losses and loss expenses make a reasonable provision to cover the ultimate cost of claims.  However, the ultimate actual liability may be higher or lower than the reserve established.  The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed and may be material to the results of operations in future periods.

(m) Revenue Recognition
The Insurance Subsidiaries' net premiums written include direct insurance policy writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded.  The estimated premium on the workers compensation and general liability lines is referred to as audit premium.  We estimate this premium as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales).  Audit premium is based on historical trends adjusted for the uncertainty of future economic conditions.  Further economic instability could ultimately impact our estimates and assumptions, and changes in our estimate may be material to the results of operations in future periods.  Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method.  Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

(o) Federal Income Tax
We use the asset and liability method of accounting for income taxes.  Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year.  Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized.  A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities.  The effect of a change in tax rates is recognized in the period of enactment.

(p) Leases
We have various operating leases for office space and equipment.  Rental expense for such leases is recorded on a straight-line basis over the lease term.  If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in "Other liabilities" as deferred rent in the Consolidated Balance Sheets.

 (q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP.  Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  We evaluate these key assumptions annually.  Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.  The discount rate enables us to state expected future cash flows at their present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.

Note 3. Adoption of Accounting Pronouncements
In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This guidance:  (i) eliminates the concept of a qualifying “special-purpose entity”; (ii) alters the requirements for transferring assets off of the reporting company’s balance sheet; (iii) requires additional disclosure about a transferor’s involvement in transferred assets; and (iv) eliminates special treatment of guaranteed mortgage securitizations.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact our financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This guidance requires the reporting entity to perform a qualitative analysis that results in a variable interest entity (“VIE”) being consolidated if the reporting entity:  (i) has the power to direct activities of the VIE that significantly impact the VIE’s financial performance; and (ii) has an obligation to absorb losses or receive benefits that may be significant to the VIE.  This guidance also requires enhanced disclosures, including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated, and how involvement with a VIE affects the company’s financial statements.  The adoption of this guidance, which was effective for fiscal years beginning after November 15, 2009, did not impact our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance expands the disclosure requirements related to the credit quality of financing receivables and their allowance for credit losses.  The majority of these requirements do not apply to our operations as we generally issue insurance policies that are effective for one year, and this guidance excludes accounts receivable that arise from the sale of goods or services with a contractual maturity of one year or less or receivables reported at fair value or the lower of cost or fair value.  This guidance is effective for interim and annual periods ending on or after December 15, 2010 and we have included the disclosures applicable to us in this Form 10-K.

Pronouncements to be effective in the future
In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $209.6 million as of December 31, 2010.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This guidance modifies Step 1 of the goodwill impairment test, which assesses whether the carrying amount of a reporting unit exceeds its fair value, for reporting units with zero or negative carrying amounts.  It requires that an entity perform Step 2 of the goodwill impairment test, which determines if goodwill has been impaired and measures the amount of impairment, if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider the qualitative factors within existing guidance that would require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance is not expected to impact our financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period.  It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and therefore, the adoption of this guidance and its corresponding impact will only need to be assessed to the extent that we engage in any future business combinations.

Note 4. Statements of Cash Flow
Cash paid or received during the year for interest and federal income taxes, as well as non-cash financing activities, was as follows for the years ended December 31, 2010, 2009, and 2008:

($ in thousands)	2010	2009	2008
Cash paid (received) during the period for:
Interest	$18,753	19,462	20,647
Federal income tax	(2,781)	(1,000)	42,750

Supplemental schedule of non-cash financing transactions:
Conversion of convertible debentures	-	-	169

Note 5. Investments
(a) Net unrealized gains (losses) on investments included in OCI by asset class are as follows:

($ in thousands)	2010	2009	2008
AFS securities:
Fixed maturity securities	$56,754	19,413	(89,068)
Equity securities	11,597	15,874	6,184
Other investments	-	-	(1,478)
Total AFS securities	68,351	35,287	(84,362)

HTM securities:
Fixed maturity securities	14,523	9,849	-
Total HTM securities	14,523	9,849	-

Total net unrealized gains (losses)	82,874	45,136	(84,362)
Deferred income tax (expense) benefit	(29,006)	(15,797)	29,527
Net unrealized gains (losses), net of deferred income tax	$53,868	29,339	(54,835)
Unrealized adjustments not in OCI:
Cumulative effect adjustment due to adoption of OTTI accounting guidance, net of deferred income tax	-	2,380	-
Cumulative effect adjustment due to adoption of fair value option, net of tax	-	-	6,210
Net unrealized gains (losses), in OCI, net of deferred income tax	$53,868	31,719	(48,625)

Increase (decrease) in net unrealized gains (losses) in OCI, net of deferred income tax	$24,529	86,554	(142,685)

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$93,411	4,695	98,106	5,023	-	103,129
Foreign government obligations	5,292	368	5,660	-	(30)	5,630
Obligations of state and political subdivisions	874,388	22,183	896,571	16,845	(1,132)	912,284
Corporate securities	76,663	(3,990)	72,673	9,705	(313)	82,065
ABS	12,947	(2,422)	10,525	1,847	(444)	11,928
CMBS1	54,909	(7,354)	47,555	7,483	(109)	54,929
RMBS2	82,191	1,043	83,234	3,095	-	86,329
Total HTM fixed maturity securities	$1,199,801	14,523	1,214,324	43,998	(2,028)	1,256,294

2009		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$139,278	5,555	144,833	1,694	(549)	145,978
Foreign government obligations	5,292	443	5,735	-	(215)	5,520
Obligations of state and political subdivisions	1,167,461	33,951	1,201,412	14,833	(5,450)	1,210,795
Corporate securities	99,562	(6,471)	93,091	9,665	(698)	102,058
ABS	32,025	(5,707)	26,318	3,920	(82)	30,156
CMBS1	110,812	(19,171)	91,641	7,407	(3,658)	95,390
RMBS2	146,124	1,249	147,373	3,153	(212)	150,314
Total HTM fixed maturity securities	$1,700,554	9,849	1,710,403	40,672	(10,864)	1,740,211

1	CMBS includes government guaranteed agency securities with a carrying value of $8.9 million at December 31, 2010 and $10.8 million at December 31, 2009.
2	RMBS includes government guaranteed agency securities with a carrying value of $4.0 million at December 31, 2010 and $3.9 million at December 31, 2009.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.4 years as of December 31, 2010.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$312,384	8,292	(147)	320,529
Foreign government	19,035	280	(349)	18,966
Obligations of states and political subdivisions	512,013	22,534	(650)	533,897
Corporate securities	973,835	28,674	(8,784)	993,725
ABS	48,558	514	(339)	48,733
CMBS2	103,374	4,024	(2,923)	104,475
RMBS3	316,789	7,871	(2,243)	322,417
AFS fixed maturity securities	2,285,988	72,189	(15,435)	2,342,742
AFS equity securities	58,039	11,597	-	69,636
Total AFS securities	$2,344,027	83,786	(15,435)	2,412,378

2009
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$473,750	2,994	(1,210)	475,534
Obligations of states and political subdivisions	359,517	20,419	(137)	379,799
Corporate securities	365,500	15,330	(1,246)	379,584
ABS	17,638	358	(17)	17,979
CMBS2	102,514	1,854	(677)	103,691
RMBS3	297,537	2,457	(20,712)	279,282
AFS fixed maturity securities	1,616,456	43,412	(23,999)	1,635,869
AFS equity securities	64,390	16,484	(610)	80,264
Total AFS securities	$1,680,846	59,896	(24,609)	1,716,133

1
U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $121.0 million at December 31, 2010 and $136.2 million at December 31, 2009.

2	CMBS includes government guaranteed agency securities with a fair value of $71.9 million at December 31, 2010 and $94.6 million at December 31, 2009.
3	RMBS includes government guaranteed agency securities with a fair value of $91.1 million at December 31, 2010 and $105.2 million at December 31, 2009.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of:  (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

During 2010, 52 securities with a carrying value of $147.4 million in a net unrecognized gain position of $5.7 million were reclassified from the HTM category to AFS due to credit rating downgrades that occurred by either Moody’s Investors Service (“Moody’s”), Standard and Poor’s Financial Services (“S&P”), or Fitch Ratings (“Fitch”).  These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2010 and December 31, 2009, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities:
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Loses) Gains1	Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities:
Obligations of states and political subdivisions	21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

December 31, 2009	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities:
U.S. government and government agencies2	$187,283	(1,210)	-	-
Obligations of states and political subdivisions	8,553	(120)	3,059	(17)
Corporate securities	74,895	(829)	10,550	(417)
ABS	2,983	(17)	-	-
CMBS	36,447	(637)	3,960	(40)
RMBS	78,328	(514)	53,607	(20,198)
Total fixed maturity securities	388,489	(3,327)	71,176	(20,672)
Equity securities	3,828	(214)	5,932	(396)
Subtotal	$392,317	(3,541)	77,108	(21,068)

	Less than 12 months4			12 months or longer4
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses1	(Losses) Gains3	Fair Value	Unrealized Losses1	Gains (Losses)3
HTM securities:
U.S. government and government agencies2	$29,459	-	(317)	-	-	-
Obligations of states and political subdivisions	46,671	(598)	85	74,360	(4,315)	1,631
Corporate securities	6,124	(1,170)	1,068	19,233	(4,751)	3,441
ABS	-	-	-	10,403	(4,633)	2,197
CMBS	316	(538)	(190)	24,984	(15,650)	(604)
RMBS	5,068	-	(146)	5,892	(1,062)	127
Subtotal	$87,638	(2,306)	500	134,872	(30,411)	6,792

Total AFS and HTM	$479,955	(5,847)	500	211,980	(51,479)	6,792

1
Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those  securities that are in a net unrealized/unrecognized loss position.

2	U.S. government includes corporate securities fully guaranteed by the FDIC.
3
Unrecognized holding gains/(losses) represent market value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

4
The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the  adoption of OTTI guidance in the second quarter of 2009 and for securities that were transferred from an AFS to HTM category.

Unrealized/unrecognized losses decreased by $28.5 million compared to December 31, 2009 due to:  (i) the general improvement in the overall marketplace for our fixed maturity securities portfolio; and (ii) the sale of certain fixed maturity securities that resulted in a decrease to unrealized/unrecognized losses of $14.3 million.  As evidenced by the table below, our unrealized loss positions improved as of December 31, 2010 compared to last year:

($ in thousands) December 31, 2010			December 31, 2009
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
193	80% - 99%	$16,310	150	80% - 99%	$16,344
2	60% - 79%	1,125	11	60% - 79%	10,353
2	40% - 59%	2,160	10	40% - 59%	15,143
1	20% - 39%	986	5	20% - 39%	4,607
1	0% - 19%	976	3	0% - 19%	3,587
		$21,557			$50,034

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” above.  At December 31, 2010, unrealized/unrecognized losses on securities that were in a loss position for more than 12 months amounted to $8.6 million, primarily driven by $5.8 million in our CMBS portfolio.  This was comprised of:  (i) $3.7 million of unrealized/unrecognized losses primarily driven by non-credit OTTI charges recognized in AOCI that were generated concurrently with credit-related charges; and (ii) $2.1 million on securities with an average decline in fair value of 17% of their amortized cost.  All scheduled principal and interest payments have been received to date.  The remaining $2.8 million of unrealized/unrecognized losses are comprised of 37 securities, 21 of which are municipal securities and 16 of which are either RMBS or ABS.  Declines in the fair value of these municipal, RMBS, and ABS securities averaged 5% of their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of December 31, 2010.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed-maturity securities at December 31, 2010, by contractual maturity are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at December 31, 2010:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$140,119	141,565
Due after one year through five years	693,804	720,227
Due after five years through 10 years	361,490	373,494
Due after 10 years	18,911	21,008
Total HTM fixed maturity securities	$1,214,324	1,256,294

Listed below are AFS fixed maturity securities at December 31, 2010:
($ in thousands)	Fair Value
Due in one year or less	$97,653
Due after one year through five years	1,484,272
Due after five years through 10 years	716,023
Due after 10 years	44,794
Total AFS fixed maturity securities	$2,342,742

(f) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2010
	December 31,	December 31,	Remaining
($ in thousands)	2010	2009	Commitment
Alternative Investments
Energy/power generation	$35,560	32,996	11,214
Secondary private equity	26,709	20,936	12,029
Private equity	21,601	21,525	8,323
Distressed debt	20,432	19,201	4,611
Real estate	14,192	16,856	10,784
Mezzanine financing	10,230	20,323	15,252
Venture capital	6,386	5,752	1,400
Total alternative investments	135,110	137,589	63,613
Other securities	2,755	3,078	-
Total other investments	$137,865	140,667	63,613

In December 2010, we sold our investments in five limited partnerships with an aggregate carrying value of $21.5 million for $16.4 million.  The loss realized on theses sales of $5.2 million, pre-tax, is included in “Net realized investment gains” on the Consolidated Statements of Income.  These sales, which were in our mezzanine financing, secondary private equity, private equity, and real estate strategies, reduced our remaining commitment by $22.2 million in the aggregate, which is broken down by strategy as follows:

($ in thousands)	Reduction in Unfunded Commitment
Mezzanine financing	$10,866
Secondary private equity	6,202
Private equity	4,428
Real estate	750
Total	$22,246

In addition to the sales, the carrying value of our other investments portfolio in 2010 was primarily impacted by an increase in the value of our limited partnerships of $20.3 million, pre-tax, which is included in net investment income. The increase in value was driven primarily by improved equity and credit markets as well as increased stability in the financial markets in 2010. Alternative investments are reported to us on a quarter lag and during periods of rapid growth or declines, the delayed impact on the value of the alternative investments may be more pronounced. During 2010, contributions of $20.7 million under our remaining commitments were more than offset by distributions of $21.9 million from the limited partnerships. Excluding proceeds from the sale of a partnership last year, this is the first time since 2007 that these investments have produced positive cash flow.

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

Distressed Debt
This strategy makes direct and indirect investments in debt and equity securities of companies that are experiencing financial and/or operational distress.  Investments include buying indebtedness of bankrupt or financially troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages and similar non-U.S. securities and debt obligations.  This strategy also includes a fund of funds component.

The fund of funds component of our distressed debt strategy, which makes up approximately $8.9 million of our distressed debt strategy, encompasses a number of strategies that generally fall into one of the following broad categories:

Distressed Debt Funds – Trading-Focused
These funds focus on buying and selling debt of distressed companies (“Distressed Debt”).

Distressed Debt Funds – Restructuring-Focused
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

Private Equity Funds – Turnaround-Focused
These funds are a subset of private equity funds focused on investing in under-performing or distressed companies.  These funds generally create value by acquiring the equity of these companies, in certain cases out of bankruptcy, and effecting operational turnarounds or financial restructuring.

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility.  At this time, our alternative investment strategies do not include hedge funds.  We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships do trade on the secondary market.  Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time.  We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships.  We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

The following tables set forth summarized financial information for alternative investments accounted for by the equity method.  This information is presented in the aggregate for our alternative investment portfolio.  Since the majority of these investments report results to us on a quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
September 30,

($ in millions)	2010	2009	2008
Investments	$18,278	15,930	16,919
Total assets	19,230	16,736	18,019
Total liabilities	864	1,167	1,581
Partners’ capital	18,366	15,569	16,438

Income Statement Information
12 months ended September 30,

($ in millions)	2010	2009	2008
Net investment income	$563	472	365
Realized (losses) gains	(358)	(499)	1,015
Net change in unrealized appreciation (depreciation)	2,250	(3,063)	(3,609)
Net income (loss)	$2,455	(3,090)	(2,229)

Selective’s Insurance Subsidiaries net income (loss)	$20	(22)	(13)

(g) At December 31, 2010, we had one fixed maturity security, with a carrying value of $15.6 million that was pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agencies” classification of our AFS fixed maturity securities portfolio.

 (h) The components of net investment income earned were as follows:

($ in thousands)	2010	2009	2008
Fixed maturity securities	$130,990	141,882	146,555
Equity securities, dividend income	2,238	2,348	5,603
Trading securities, change in fair value	-	262	(8,129)
Short-term investments	437	1,273	4,252
Other investments	20,452	(21,383)	(12,336)
Investment expenses	(8,409)	(5,911)	(4,913)
Net investment income earned	$145,708	118,471	131,032

Net investment income, before tax, increased by $27.2 million, to $145.7 million, in 2010 from $118.5 million in 2009.  This increase was due to higher income on our alternative investments of $42.0 million, primarily in the private equity, energy/power generation, and mezzanine financing sectors, driven by improved equity and credit markets compared to the prior year, with particularly strong results in the second half of 2010.  In addition, results from the real estate sector showed signs of stabilizing in the second half of 2010 after nearly two years of losses incurred.  The increase in investment income from our alternative investments was partially offset by:  (i) a decrease in interest income of approximately $10.9 million on our fixed maturity portfolio as higher yielding securities are either maturing or have been sold and are being replaced with the lower market yields currently available; and (ii) increased investment expense of $2.5 million primarily related to severance payments and contract termination costs as a result of our decision to outsource the management of our investment portfolio in 2010.

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

 (i) The following tables summarize OTTI by asset type for the periods indicated:

2010			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$197	-	197
ABS	(20)	(179)	159
CMBS	5,552	(863)	6,415
RMBS	7,953	(391)	8,344
Total fixed maturity securities	13,682	(1,433)	15,115
Equity securities	2,543	-	2,543
OTTI losses	$16,225	(1,433)	17,658

2009			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Corporate securities	$1,271	-	1,271
ABS	1,190	(1,292)	2,482
CMBS	18,865	7,088	11,777
RMBS	40,751	2,972	37,779
Total fixed maturity securities	62,077	8,768	53,309
Equity securities	2,107	-	2,107
OTTI losses	$64,184	8,768	55,416

2008			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Corporate securities	$10,200	-	10,200
ABS	16,420	-	16,420
CMBS	9,725	-	9,725
RMBS	5,357	-	5,357
Total fixed maturity securities	41,702	-	41,702
Equity securities	6,613	-	6,613
Other	4,785	-	4,785
OTTI losses	$53,100	-	53,100

The following is a discussion surrounding the OTTI charges that were recognized in earnings during 2010:
•
$8.3 million of RMBS credit OTTI charges during 2010 largely driven by impairments on two securities in the first quarter of 2010 that we intended to sell.  We sold these securities in the second quarter of 2010.  The remaining charges related to securities that experienced declines in the related cash flows of their underlying collateral.  Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•
$6.4 million of CMBS credit OTTI charges.  These charges were due to reductions in the related cash flows of the underlying collateral of these securities.  These charges were primarily associated with securities that had been previously impaired but, over time, have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  These securities had, on average, unrealized/unrecognized loss positions of more than 60% of their amortized cost.  Based on our DCF analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

•
$2.5 million of equity OTTI charges during 2010.  These charges were driven primarily by a change in our intent to hold these securities to recovery as we lower our exposure to equities and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.

The following is a discussion surrounding the credit-related OTTI charges taken during 2009 as outlined in the table above:
•
$37.8 million of RMBS credit OTTI charges during 2009.  These charges taken during 2009 related to securities that experienced reductions in the cash flows of their underlying collateral.  These securities, on average, showed signs of loss at conditional default rates of 0.33 and had declines in fair value of 65% as compared to their amortized cost.  As a result, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
$11.8 million of CMBS credit OTTI charges during 2009.  These charges taken during 2009 related to reductions in the related cash flows of the underlying collateral of these securities.  These securities, on average, showed signs of loss at conditional default rates between 2.5 to 3.0 and had declines in fair value of 77% as compared to their amortized cost.  As a result, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•	$2.5 million of ABS credit OTTI charges during 2009. These charges related primarily to two bonds from the same issuer, who was in technical default, that were previously written down.

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

•
$2.1 million of equity charges during 2009 related to seven equity securities.  These seven securities were comprised of two banks, one bank exchange traded fund, one energy company, a membership warehouse chain of stores, and two healthcare companies.  We believed the share price weakness of these securities was more reflective of general overall financial market conditions, as we were not aware of any significant deterioration in the fundamentals of these six companies as well as the underyling portfolio investments of the exchange traded fund.  However, the length of time these securities had been in an unrealized loss position, and the overall distressed trading levels of these stocks made a recovery to our cost basis unlikely in the near term.

The following is a discussion surrounding the credit-related OTTI charges taken during 2008 as outlined in the table above:

•
$15.1 million of RMBS and CMBS charges.  These charges related to declines in the related cash flows of the collateral, based on our assumptions of the expected default rates and the value of the collateral, and accordingly, we did not believe it was probable that we would receive all contractual cash flows.

•
$16.4 million of ABS charges.  These charges related to issuer-specific credit events that revolved around the performance of the underlying collateral, which had materially deteriorated; however, none of which were bankruptcy related.  In general, these securities were experiencing increased conditional default rates and expected loss severities, and as a result, our stress test scenarios were indicating less of a margin to absorb losses going forward.  Although some of these securities were insured or guaranteed by monoline bond guarantors, downgrades reduced our confidence in their ability to perform in the event of default.  In addition, credit support for these securities began to erode, thereby further increasing the potential for eventual loss.

•
$10.2 million associated with corporate bond charges.  These charges were due to issuer-specific events, primarily related to two Icelandic bank debt securities, for which the banks were placed in receivership.

•
$6.6 million from six equity securities, including $1.5 million related to an externally managed trading portfolio. These securities were written down because we no longer had the intent to hold these securities through their anticipated recovery period as we did not control day-to-day trading decisions for this portfolio. These charges related to the sharp selloff in the global equity markets stemming from the mortgage and credit crisis, which led to concerns that both U.S. and global economic growth would slow in the near future.

•
$4.8 million from two alternative investments.  These charges were directly related to a security held in their portfolio that had considerable unrealized losses because of the severe volatility in the current financial markets and the dramatic market selloff, specifically in commodity prices.

The following tables sets forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

2010 ($ in thousands)	Gross
Balance, December 31, 2009	$22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	2,326
Reductions for securities sold during the period	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(8,143)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	4,341
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, December 31, 2010	$17,723

2009 ($ in thousands)	Gross
Balance, March 31, 2009	$-
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	9,719
Addition for the amount related to credit loss for which an OTTI was not previously recognized	10,579
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	(693)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,584
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, December 31, 2009	$22,189

 (j) The components of net realized (losses) gains, excluding OTTI charges, were as follows:

($ in thousands)	2010	2009	2008
HTM fixed maturity securities
Gains	$569	225	27
Losses	(894)	(1,049)	(2)
AFS fixed maturity securities
Gains	8,161	20,899	1,777
Losses	(7,619)	(13,889)	(14,259)
AFS equity securities
Gains	16,698	33,355	34,582
Losses	(1,156)	(28,056)	(14,677)
Other investments
Gains	-	-	1,356
Losses	(5,184)	(2,039)	(5,156)
Total other net realized investment gains	10,575	9,446	3,648
Total OTTI charges recognized in earnings	(17,658)	(55,416)	(53,100)
Total net realized losses	$(7,083)	(45,970)	(49,452)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $288.5 million during 2010, $676.0 million during 2009, and $255.0 million during 2008.  Realized gains in 2010 were driven by:  (i) the sale of energy-focused AFS equity securities to mitigate portfolio risk and sector exposure; and (ii) the sale of AFS fixed maturity and equity securities associated with tax planning strategies.  These gains were largely offset by realized losses on certain AFS fixed maturity securities that we sold in the second quarter of 2010 following an initial review of the portfolio by our newly hired investment managers.  This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives.  Realized losses in our other investment portfolio was due to the fourth quarter 2010 sale of certain limited partnerships in the secondary market, which reduced our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio.

Realized gains and losses in 2009 from AFS securities were attributable to:  the sale of (i) securities on which we had previously taken OTTI charges, as we had the intent to sell such securities; and (ii) certain securities for financial and tax planning strategies.  Additional sales of AFS fixed maturity securities that resulted in realized losses were also driven by further declines in the issuers’ credit worthiness and liquidity.  In addition to calls and maturities on HTM securities, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million during the second quarter of 2009.  This security had experienced significant deterioration in the issuer’s credit worthiness.

We sold equity securities during 2009 with realized gains of $33.4 million and realized losses of $28.1 million.  This activity included the following:

•
The sale of certain equity securities in the first quarter of 2009, resulting in a net realized loss of approximately $0.6 million, comprised of $19.7 million in realized gains and $19.1 million in realized losses, in an effort to reduce overall portfolio risk.  The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March.  In addition, the Parent's market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believed to be partially due to investment community views of our equity and equity-like investments.  Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag.  Consequently, we believed the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter's general market conditions.  As a result, we determined it was prudent to mitigate a portion of our overall equity exposure.  In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

•
The sale of certain equity securities in the second quarter of 2009.  A.M. Best changed our ratings outlook from "Stable" to "Negative" due, in part, to concerns over the risk in our investment portfolio.  To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.

Realized gains and losses in 2008 from the sale of AFS securities were related mainly to financial and tax planning strategies.  Sales of AFS securities also included realized losses related to securities that had further declines in the issuer’s credit worthiness and liquidity.  In addition, realized losses from other investments related primarily to the sale of one international investment fund.

Note 6. Stockholders’ Equity and Other Comprehensive Income (Loss)
(a) Stockholders’ Equity
As of December 31, 2010, we had 13.3 million shares reserved for various stock compensation and purchase plans, retirement plans and dividend reinvestment plans.  As part of our ongoing capital management strategy, we repurchase the Parent's stock from time-to-time, although we had no authorized stock repurchase program in place as of December 31, 2010.  Our previously authorized program expired on July 26, 2009.  The following table provides information regarding the purchase of the Parent's common stock during the 2008-2010 reporting periods:

($ in thousands)
		Cost of Shares Purchased
	Shares Purchased	in Connection with
	in Connection with	Restricted Stock	Shares Purchased	Cost of Shares Purchased
Period	Restricted Stock Vestings and Stock Option Exercises	Vestings and Stock Option Exercises	as Part of Publicly Announced Plans or Programs	as Part of Publicly Announced Plans or Programs
2010	107,425	$1,686	-	$-
2009	191,858	3,010	-	-
2008	268,493	6,290	1,770,534	40,543
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.  Restrictions on the ability of the Insurance Subsidiaries to pay dividends, without alternative liquidity options, could materially affect our ability to pay dividends on common stock.  The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled:  New Jersey, New York, Indiana, or Maine.  Based on the unaudited 2010 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2011 are as follows:

($ in millions)
Selective Insurance Company of America	$55.4
Selective Way Insurance Company	22.6
Selective Insurance Company of South Carolina	9.4
Selective Insurance Company of the Southeast	7.2
Selective Insurance Company of New York	7.6
Selective Insurance Company of New England	1.4
Selective Auto Insurance Company of New Jersey	6.4
Total	$110.0

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of approval of an “extraordinary dividend” from the Insurance Subsidiaries’ states of domicile.  In each such jurisdiction, domestic insurers are prohibited from paying extraordinary dividends without approval of the insurance commissioner of the respective state.  Additionally, New Jersey and Indiana require notice of the declaration of any ordinary or extraordinary dividend distribution.  During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

 (b) The components of comprehensive income (loss), both gross and net of tax, for 2010, 2009, and 2008 are as follows:

2010
($ in thousands)	Gross	Tax	Net
Net income	$76,141	10,600	65,541
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	44,643	15,625	29,018
Portion of OTTI recognized in OCI	5,256	1,840	3,416
Amortization of net unrealized gains on HTM securities	(11,708)	(4,098)	(7,610)
Reclassification adjustment for gains included in net income	(454)	(159)	(295)
Net unrealized gains	37,737	13,208	24,529
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,045)	(4,216)	(7,829)
Reversal of amortization items:
Net actuarial loss	4,134	1,447	2,687
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(7,761)	(2,716)	(5,045)
Comprehensive income	$106,117	21,092	85,025

2009
($ in thousands)	Gross	Tax	Net
Net income	$26,253	(10,145)	36,398
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	102,514	35,880	66,634
Portion of OTTI recognized in OCI	(8,659)	(3,030)	(5,629)
Amortization of net unrealized gains on HTM securities	914	320	594
Reclassification adjustment for losses included in net income	38,392	13,437	24,955
Net unrealized gains	133,161	46,607	86,554
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,824	988	1,836
Reversal of amortization items:
Net actuarial loss	5,274	1,846	3,428
Curtailment gain	(1,387)	(485)	(902)
Prior service credit	(508)	(178)	(330)
Defined benefit pension and post-retirement plans	6,203	2,171	4,032
Comprehensive income	$165,617	38,633	126,984

2008
($ in thousands)	Gross	Tax	Net
Net income	$39,386	(4,372)	43,758
Components of OCI:
Unrealized gains on securities:
Unrealized holding losses during the period	(268,993)	(94,148)	(174,845)
Reclassification adjustment for losses included in net income	49,477	17,317	32,160
Net unrealized losses	(219,516)	(76,831)	(142,685)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(60,272)	(21,095)	(39,177)
Prior service credit	1,985	695	1,290
Reversal of amortization items:
Net actuarial loss	136	47	89
Prior service credit	(25)	(9)	(16)
Defined benefit pension and post-retirement plans	(58,176)	(20,362)	(37,814)
Comprehensive loss	$(238,306)	(101,565)	(136,741)

 (c) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2010 are as follows:

2010				Defined
				Benefit
				Pension
	Net Unrealized Gain (Loss)			and Post-
	OTTI	HTM	All	retirement	Total
($ in thousands)	Related	Related	Other	Plans	AOCI
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)
Changes in component during period	3,416	(793)	21,906	(5,045)	19,484
Balance, December 31, 2010	$(4,593)	11,144	47,316	(46,843)	7,024

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,214,324	1,256,294	1,710,403	1,740,211
AFS	2,342,742	2,342,742	1,635,869	1,635,869
Equity securities, AFS	69,636	69,636	80,264	80,264
Short-term investments	161,155	161,155	213,848	213,848
Receivable for proceeds related to sale of Selective HR	5,002	5,002	12,300	12,300
Financial Liabilities
Notes payable:1
7.25% Senior Notes	49,904	55,190	49,900	49,505
6.70% Senior Notes	99,429	90,097	99,406	90,525
7.50% Junior Notes	100,000	99,840	100,000	83,680
2.90% borrowings from FHLBI	13,000	13,389	13,000	13,000
8.87% Senior Notes Series B	-	-	12,300	12,300
Total notes payable	$262,333	258,516	274,606	249,010

1
Our notes payable are subject to certain debt covenants that were met in their entirety in 2010 and 2009.  For further discussion regarding the debt covenants, refer to Note 10, “Indebtedness” in this Form 10-K.

For further discussion regarding the fair value valuation techniques for our financial instruments portfolio, refer to Note 2. “Summary of Significant Accounting Policies” in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2010 and 2009:

December 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$320,529	105,317	215,212
Foreign government	18,966	-	18,966	-
Obligations of states and political subdivisions	533,897	-	533,897	-
Corporate securities	993,725	-	993,725	-
ABS	48,733	-	48,733	-
CMBS	104,475	-	104,290	185
RMBS	322,417	-	322,417	-
Total AFS fixed maturity securities	2,342,742	105,317	2,237,240	185
Equity securities	69,636	69,636	-	-
Short-term investments	161,155	161,155	-	-
Receivable for proceeds related to sale of Selective HR	5,002	-	-	5,002
Total assets	$2,578,535	336,108	2,237,240	5,187

December 31, 2009		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$475,534	52,361	423,173	-
Obligations of states and political subdivisions	379,799	-	379,799	-
Corporate securities	379,584	-	379,584	-
ABS	17,979	-	17,979	-
CMBS	103,691	-	103,691	-
RMBS	279,282	-	279,282	-
Total AFS fixed maturity securities	1,635,869	52,361	1,583,508	-
Equity securities	80,264	80,264	-	-
Short-term investments	213,848	213,848	-	-
Receivable for proceeds related to sale of Selective HR	12,300	-	-	12,300

Measured on a non-recurring basis:
ABS, HTM	2,412	-	2,412	-
CMBS, HTM	5,400	-	5,400	-
Total assets	$1,950,093	346,473	1,591,320	12,300

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

As of December 31, 2009, as the result of our OTTI analysis, we impaired approximately $7.8 million of HTM securities down to fair value, which are typically not carried at fair value.  These securities consisted of:  (i) one ABS security, fair valued at $2.4 million; and (ii) six CMBS, fair valued at $5.4 million.  All of these fair values were determined using Level 2 pricing.

The following table provides a summary of the changes in fair value of securities using Level 3 inputs.  The transfers of the CMBS, AFS securities between levels in the fair value hierarchy were driven primarily by the availability and nature of the broker quotes used at the valuation dates:

2010 ($ in thousands)	ABS, AFS	CMBS, AFS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair value, December 31, 2009	$-	-	12,300	12,300
Total net (losses) gains for the period included in:
Other comprehensive income1	(22)	1,862	-	1,840
Net income2	-	41	(5,460)	(5,419)
Purchases, sales, issuances, and settlements (net)	2,737	(148)	(1,838)	751
Net transfers in and/or out of Level 3	(2,715)	(1,570)		(4,285)
Fair value, December 31, 2010	$-	185	5,002	5,187

1	Amounts are reported in “Other net unrealized gains (losses) on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
2
Amounts are reported in “Net realized investment gains” for ABS, AFS and CMBS, AFS and in “Loss on disposal of discontinued operations, net of tax” for the receivable for proceeds related to sale of Selective HR on the Consolidated Statements of Income.

Note 8. Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions.  Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten.  Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks.  The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are prepared to accept.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet our contractual obligations.  We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.  On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings and other relevant factors to determine collectability of reinsurance recoverables.  The allowance for reinsurance recoverables was $3.4 million at December 31, 2010 and $2.5 million at December 31, 2009.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2010		As of December 31, 2009
		% of Net		% of Net
	Reinsurance	Unsecured	Reinsurance	Unsecured
($ in thousands)	Balances	Reinsurance	Balances	Reinsurance

Total reinsurance recoverables	$318,752		$276,018
Total prepaid reinsurance premiums	110,327		105,522
Less: collateral1	(81,707)		(59,885)
Net unsecured reinsurance balances	347,372		321,655

Federal and state pools2:
NJ Unsatisfied Claim Judgment Fund	62,098	18%	65,347	20%
National Flood Insurance Program (“NFIP”)	119,241	34	119,245	37
Other	5,157	2	5,695	2
Total federal and state pools	186,496	54	190,287	59

Remaining unsecured reinsurance	160,876	46	131,368	41

Hannover Ruckversicherungs AG (A.M. Best rated “A”)	33,203	10	28,273	9
Munich Re Group (A.M. Best rated “A+”)	29,312	8	28,659	9
Swiss Re Group (A.M. Best rated “A”)	24,552	7	21,915	7
All other reinsurers	73,809	21	52,521	16
Total	$160,876	46%	$131,368	41%

1	Includes letters of credit, trust funds, and funds withheld.
2	Considered to have minimal risk of default.
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2010	2009	2008
Premiums written:
Direct	$1,634,415	1,657,142	1,702,147
Assumed	25,254	22,784	22,463
Ceded	(269,128)	(257,271)	(231,872)
Net	$1,390,541	1,422,655	1,492,738

Premiums earned:
Direct	$1,654,301	1,657,911	1,694,510
Assumed	26,619	21,501	27,115
Ceded	(264,322)	(248,365)	(217,438)
Net	$1,416,598	1,431,047	1,504,187

Losses and loss expenses incurred:
Direct	$1,102,326	1,065,594	1,113,416
Assumed	14,994	14,794	17,852
Ceded	(135,202)	(108,483)	(119,724)
Net	$982,118	971,905	1,011,544

The fluctuation in ceded premium (written and earned) and ceded losses were primarily attributable to changes in our Flood book of business, in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP.  The associated amounts are as follows:

($ in thousands)	2010	2009	2008
Ceded premiums written	$(190,964)	(178,934)	(166,649)
Ceded premiums earned	(184,833)	(171,941)	(153,883)
Ceded losses and loss expenses incurred	(60,479)	(35,597)	(91,257)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2010	2009	2008
Gross reserves for losses and loss expenses, at beginning of year	$2,745,799	2,640,973	2,542,547
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	271,610	224,192	227,801
Net reserves for losses and loss expenses, at beginning of year	2,474,189	2,416,781	2,314,746
Incurred losses and loss expenses for claims occurring in the:
Current year	1,025,707	1,001,333	1,030,852
Prior years	(43,589)	(29,428)	(19,308)
Total incurred losses and loss expenses	982,118	971,905	1,011,544
Paid losses and loss expenses for claims occurring in the:
Current year	378,650	330,006	330,158
Prior years	561,338	584,491	579,351
Total paid losses and loss expenses	939,988	914,497	909,509
Net reserves for losses and loss expenses, at end of year	2,516,319	2,474,189	2,416,781
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year	313,739	271,610	224,192
Gross reserves for losses and loss expenses at end of year	$2,830,058	2,745,799	2,640,973

The net loss and loss expense reserves increased by $42.1 million in 2010, $57.4 million in 2009, and $102.0 million in 2008.  The loss reserves include anticipated recoveries for salvage and subrogation claims, which amounted to $55.0 million for 2010, $58.8 million for 2009, and $55.9 million for 2008.  The changes in the net loss and loss expense reserves were the result of growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses.  As additional information is collected in the loss settlement process, reserves are adjusted accordingly.  These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized.  These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2010, we experienced favorable loss development of approximately $44 million, which was primarily driven by favorable loss development in accident years 2004 through 2007, partially offset by unfavorable loss development in accident years 2008 to 2009 of approximately $24 million.  The main driver of this development was favorable prior year development in our commercial automobile and general liability lines of business, partially offset by unfavorable development in our workers compensation line.  Commercial automobile experienced favorable development of approximately $28 million driven by lower than anticipated severity emergence primarily in accident years 2004 to 2009.  General liability experienced favorable development of approximately $26 million driven by favorable loss emergence for accident years 2006 and prior, partially offset by adverse development in our products/completed operations business.  Workers compensation experienced unfavorable prior year development of approximately $22 million primarily driven by increases in accident years 2008 and 2009, which have experienced increases in average severity.  Our remaining lines of business collectively experienced approximately $11 million of favorable development.  While there were some offsetting impacts among these lines, homeowners contributed $6 million of favorable development towards the total development.  This was due to lower than expected liability losses in accident years 2008 and 2009.

In 2009, we experienced favorable loss development of approximately $29 million, which was primarily driven by favorable loss development in accident years 2007 and prior, partially offset by unfavorable loss development in accident year 2008 of $29 million.  The main driver of this development was favorable prior year development in our workers compensation, commercial automobile, and general liability lines of business.  Workers compensation experienced favorable prior year development of approximately $11 million primarily driven by favorable development of $36 million in accident years 2005 to 2007 reflecting the on-going impact from a series of improvement strategies for this line in recent years, partially offset by adverse development of approximately $22 million due to higher than expected severity in accident year 2008.  Commercial automobile experienced favorable development of approximately $10 million driven by lower than anticipated severity emergence primarily in accident year 2007.  General liability experienced favorable development of approximately $8 million driven by favorable loss emergence for accident years 2004 through 2007, partially offset by adverse development in our products/completed operations business.

In 2008, we experienced favorable loss development of $19 million, which was primarily driven by favorable loss development in accident years 2002 through 2006 of $54 million, partially offset by unfavorable loss development in accident year 2007 of $27 million as well as unfavorable development in accident years 2001 and prior of $8 million.  The main driver of this development was favorable prior year development in our workers compensation line of business, partially offset by adverse prior year development in the general liability line of business.  Workers compensation experienced favorable prior year development of $24 million primarily driven by favorable development in accident years 2004 to 2006 as a result of the implementation of improvement strategies for this line, partially offset by adverse prior year development in accident year 2007.  Prior year development for the commercial automobile line of business was only minimally favorable reflecting the leveling off of improvements in severity trends.  Partially offsetting the favorable loss development, the general liability line of business experienced adverse prior year development of approximately $3 million reflecting normal volatility in this line of business.  The remaining lines of business, which collectively contributed approximately $2 million of adverse development, do not individually reflect any significant trends related to prior year development.

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

At December 31, 2010, our reserves for environmental claims amounted to $47.3 million on a gross basis (including case reserves of $15.7 million and IBNR reserves of $31.6 million) and $39.4 million on a net basis (including case reserves of $11.6 million and IBNR reserves of $27.8 million).  There are a total of 1,329 environmental claims.  Of these, 1,070 are asbestos related, of which 414 are with 43 insureds in the wholesale and/or retail of plumbing, electrical, and other building supplies with related case reserves of $3.1 million.  In addition, 647 asbestos claims are with one insured, an asbestos gasket manufacturer with related case reserves of $0.9 million.  These claims are associated with two policies each written with a $1.0 million policy aggregate limit.  During 2010, 283 asbestos claims were closed.  The total case reserves for asbestos related claims amounted to $4.2 million on a gross basis and $3.7 million on a net basis.  About 66 of the total environmental claims involve nine landfill sites.  The landfill sites account for case reserves of $6.6 million on a gross basis and $3.4 million on a net basis, and include reserves for several sites that are currently listed on the National Priorities List.  The remaining claims, which account for $4.9 million of case reserves on a gross basis and $4.5 million on a net basis, involve leaking underground heating oil storage tanks and other latent environmental exposures.

The following table details our exposures to various environmental claims:

	2010
($ in millions)	Gross	Net
Asbestos	$10.0	8.2
Landfill sites	19.9	15.0
Other1	17.4	16.2
Total	$47.3	39.4

1 Consists of leaking underground storage tanks and other latent environmental exposures.

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

The following table provides a roll forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2010		2009		2008
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$11,056	9,244	14,269	12,969	14,955	13,655
Incurred losses and loss expenses	(338)	(338)	(2,418)	(2,930)	672	579
Less: losses and loss expenses paid	(739)	(739)	(795)	(795)	(1,358)	(1,265)
Reserves for losses and loss expenses at the end of year	$9,979	8,167	11,056	9,244	14,269	12,969

Non-Asbestos
Reserves for losses and loss expenses at beginning of year	$39,418	32,358	37,246	31,124	43,741	37,716
Incurred losses and loss expenses	1,999	2,776	8,115	6,405	3,222	2,754
Less: losses and loss expenses paid	(4,105)	(3,852)	(5,943)	(5,171)	(9,717)	(9,346)
Reserves for losses and loss expenses at the end of year	$37,312	31,282	39,418	32,358	37,246	31,124

Total Environmental Claims
Reserves for losses and loss expenses at beginning of year	$50,474	41,602	51,515	44,093	58,696	51,371
Incurred losses and loss expenses	1,661	2,438	5,697	3,475	3,894	3,333
Less: losses and loss expenses paid	(4,844)	(4,591)	(6,738)	(5,966)	(11,075)	(10,611)
Reserves for losses and loss expenses at the end of year	$47,291	39,449	50,474	41,602	51,515	44,093

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

(2) On November 3, 2005, we issued $100 million of 6.70% Senior Notes due 2035.  These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006.  Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of our outstanding debt.  The remainder of the proceeds were used for general corporate purposes.  The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes.  There are no attached financial debt covenants to which we are required to comply in regards to these notes.

(3) On November 15, 2004, we issued $50 million of 7.25% Senior Notes due 2034.  These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year.  We contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital.  The remainder of the proceeds were used for general corporate purposes.  The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes.  There are no attached financial debt covenants to which we are required to comply in regards to these notes.

(4) On May 4, 2000, we entered into a $61.5 million note purchase agreement with various private lenders covering the 8.87% Senior Notes.  The unpaid principal amount of the 8.87% Senior Notes was $12.3 million at December 31, 2009 and these Senior Notes were paid in full in May 2010.  The note purchase agreement covering the 8.87% Senior Notes contained financial debt covenants that were met during 2010 and 2009.

(5) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment is $0.8 million and this investment provides the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates.  All borrowings from FHLBI are required to be secured by certain investments.  In 2009, the Indiana Subsidiaries borrowed $13 million in the aggregate from the FHLBI.  The unpaid principal amount accrues interest of 2.9% and is paid on the 15th of every month.  The principal amount is due on December 15, 2014.

The funds borrowed by the Indiana Subsidiaries have been loaned to the Parent as of December 31, 2010 and are being used for general corporate purposes.

(b) Short-Term Debt
During the third quarter of 2009, the Parent terminated its previously existing line of credit and entered into a new syndicated line of credit agreement on August 25, 2009.  This $30 million line of credit (“Line of Credit”) is syndicated between Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company, as administrative agent and Branch Banking and Trust Company (BB&T) and allows us to increase our borrowings to $50 million with the approval of both lending parties.  The interest rate on the Line of Credit varies and is based on, among other factors, the Parent’s debt ratings from S&P and Moody’s.  The Line of Credit expires on August 11, 2011.  We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint.  There were no balances outstanding under this credit facility as of December 31, 2010 or at any point during the year.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of December 31, 2010	Actual as of December 31, 2010
Consolidated net worth	$812 million	$1,071 million
Statutory surplus	Not less than $750 million	$1,073 million
Debt-to-capitalization ratio	Not to exceed 30%	19.7%
A.M. Best financial strength rating	Minimum of A-	A+

In addition to the above requirements, the syndicated line of credit agreement contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $10.0 million), which causes or permits the acceleration of principal.

Note 11. Segment Information
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

Our Insurance Operations are subject to certain geographic concentration.  In 2010, approximately 26% of net premiums written were related to insurance policies written in New Jersey.

Our Commercial Lines and Personal Lines property and casualty insurance products are sold through independent insurance agents.

As discussed in Note 1. “Organization,” we revised our segments as follows in 2009:
•	During the first quarter of 2009, we realigned our Flood operations to be part of our Insurance Operations segment, which reflects how senior management evaluates our results.
•
During the fourth quarter of 2009, we disposed of Selective HR, which comprised our HR Outsourcing segment.  The results of Selective HR operations are included in “Loss from discontinued operations, net of tax” in our Consolidated Statements of Income.  See Note 12. “Discontinued Operations” for additional information on the disposal.

We do not aggregate any of our operating segments.  All historical data presented has been restated to reflect our current operating segments.  Our goodwill balance for our operating segments was $7.8 million at December 31, 2010 and December 31, 2009 related to our Insurance Operations segment.

Our segments may, from time-to-time, provide services to each other in the normal course of business.  These service transactions included transactions with our discontinued operations, Selective HR, prior to its sale and totaled $9.0 million in 2009 and $13.8 million in 2008.  These transactions were eliminated in all consolidated statements.  In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes.  We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from Continuing Operations by Segment
Years ended December 31,
($ in thousands)	2010	2009	2008
Insurance Operations:
Net premiums earned:
Commercial automobile	$291,495	300,562	307,388
Workers compensation	252,441	263,490	308,618
General liability	336,475	362,479	396,066
Commercial property	199,252	197,665	196,189
Business owners’ policies	65,260	62,638	57,858
Bonds	19,243	18,455	18,831
Other	10,116	9,663	9,294
Total Commercial Lines	1,174,282	1,214,952	1,294,244
Personal automobile	141,962	133,320	132,845
Homeowners	87,862	73,076	68,088
Other	12,492	9,699	9,010
Total Personal Lines	242,316	216,095	209,943
Total net premiums earned	1,416,598	1,431,047	1,504,187
Miscellaneous income	9,230	10,440	2,610
Total Insurance Operations revenues	1,425,828	1,441,487	1,506,797
Investments:
Net investment income1	145,708	118,471	131,032
Net realized losses on investments	(7,083)	(45,970)	(49,452)
Total investment revenues	138,625	72,501	81,580
Total all segments	1,564,453	1,513,988	1,588,377
Other income	168	30	1,562
Total revenues from continuing operations	$1,564,621	1,514,018	1,589,939

Income from Continuing Operations, Before Federal Income Tax
Years ended December 31,
($ in thousands)	2010	2009	2008
Insurance Operations:
Commercial Lines underwriting	$(1,668)	14,388	10,815
Personal Lines underwriting	(20,499)	(12,003)	(10,683)
Underwriting (loss) income, before federal income tax	(22,167)	2,385	132
GAAP combined ratio	101.6%	99.8	100.0
Statutory combined ratio	101.6%	100.5	99.2
Investments:
Net investment income1	$145,708	118,471	131,032
Net realized losses on investments	(7,083)	(45,970)	(49,452)
Total investment income, before federal income tax	138,625	72,501	81,580
Total all segments	116,458	74,886	81,712
Interest expense	(18,616)	(19,386)	(20,508)
General corporate and other expenses	(15,886)	(16,314)	(21,037)

Income from continuing operations, before federal income tax	$81,956	39,186	40,167

1
Net investment income includes income (loss) from our alternative investments, which are accounted for by the equity method, of $20.3 million at December 31, 2010, $(21.7) million at December 31, 2009, and $(12.7) million at December 31, 2008.

Note 12. Discontinued Operations
In 2009, we sold 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations.  We sold this interest for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives through our independent agency distribution channel.  We have concluded that these proceeds are indirect cash flows since we have no continuing involvement with the operations of Selective HR and have no continuing cash flows other than these proceeds.  In 2010, we recorded after-tax charges of $3.8 million, primarily due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention, bringing our estimated sales price to approximately $6.9 million, of which $1.9 million has been received as of December 31, 2010, as compared to $12.3 million at December 31, 2009.

In 2009 and 2008, we recorded goodwill impairment charges of $7.9 million and $2.6 million, respectively, after-tax, which were the result of Selective HR’s estimated fair value not being sufficient to support its carrying value.  In determining the impairment, we calculated the fair value of that reporting unit utilizing an income approach (i.e. expected present value of future cash flows).

We have reclassified prior period amounts on the consolidated financial statements to present the operating results of Selective HR as a discontinued operation.

Operating results of discontinued operations are as follows:

($ in thousands)	2009	2008
Net revenue	$44,508	53,147
Pre-tax loss	(11,128)	(781)
After-tax loss	(7,086)	(343)

Intercompany transactions related to the discontinued operations are as follows:

($ in thousands)	2009	2008
Net revenue	$9,016	12,793

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") of net income:

2010	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$69,321	53,359	1.30
Net loss on disposal of discontinued operations	(3,780)	53,359	(0.07)
Net income available to common stockholders	$65,541	53,359	1.23

Effect of dilutive securities:
Restricted stock	-	25
Restricted stock units	-	820
Stock options	-	116
Deferred shares	-	184

Diluted EPS:
Net income from continuing operations	$69,321	54,504	1.27
Net loss on disposal of discontinued operations	(3,780)	54,504	(0.07)
Net income available to common stockholders	$65,541	54,504	1.20

2009	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$44,658	52,630	$0.84
Net loss from discontinued operations	(7,086)	52,630	(0.13)
Net loss on disposal of discontinued operations	(1,174)	52,630	(0.02)
Net income available to common stockholders	$36,398	52,630	$0.69

Effect of dilutive securities:
Restricted stock	-	302
Restricted stock units	-	171
Stock options	-	114
Deferred shares	-	180

Diluted EPS:
Net income from continuing operations	$44,658	53,397	$0.83
Net loss from discontinued operations	(7,086)	53,397	(0.13)
Net loss on disposal of discontinued operations	(1,174)	53,397	(0.02)
Net income available to common stockholders	$36,398	53,397	$0.68

2008	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$44,101	52,104	$0.85
Net loss from discontinued operations	(343)	52,104	(0.01)
Net income available to common stockholders	$43,758	52,104	$0.84

Effect of dilutive securities:
Restricted stock	-	727
Restricted stock units	-	53
Stock options	-	247
Deferred shares	-	188

Diluted EPS:
Net income from continuing operations	$44,101	53,319	$0.83
Net loss from discontinued operations	(343)	53,319	(0.01)
Net income available to common stockholders	$43,758	53,319	$0.82

Note 14. Federal Income Tax
(a) A reconciliation of federal income tax on income from continuing operations before federal income tax at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2010	2009	2008
Tax at statutory rate of 35%	$28,685	13,715	14,058
Tax-advantaged interest	(15,992)	(18,205)	(18,947)
Dividends received deduction	(357)	(513)	(922)
Nonqualified deferred compensation	(273)	(721)	1,563
Other	572	252	314
Federal income tax expense (benefit) from continuing operations	$12,635	(5,472)	(3,934)

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2010	2009
Deferred tax assets:
Net loss reserve discounting	$98,014	97,655
Net unearned premiums	49,955	51,751
Employee benefits	27,079	27,639
Long-term incentive compensation plans	9,209	8,601
Temporary investment write-downs	9,340	10,595
Other investment-related items, net	-	6,075
Tax credits	5,138	-
Other	6,109	5,093
Total deferred tax assets	204,844	207,409

Deferred tax liabilities:
Deferred policy acquisition costs	72,840	76,227
Unrealized gains on available-for-sale securities	30,522	13,044
Other investment-related items, net	2,080	-
Accelerated depreciation and amortization	6,168	7,100
Total deferred tax liabilities	111,610	96,371
Net deferred federal income tax asset	$93,234	111,038

After considering all evidence, both positive and negative with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability.  As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2010 and 2009.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $16.7 million at December 31, 2010, $17.4 million at December 31, 2009, and $18.6 million at December 31, 2008.

We have analyzed our deferred tax positions in all open tax years, which as of December 31, 2010 were 2007, 2008 and 2009.  Based on this analysis, we do not have unrecognized tax benefits as of December 31, 2010.  We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation.  In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense (benefit)" on our Consolidated Statements of Income.

The Internal Revenue Service (“IRS”) is conducting an examination of our 2008 and 2009 capital loss carryback refunds for purposes of Joint Committee of Taxation reporting.  We do not expect any significant changes as a result of this examination.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
Selective Insurance Company of America ("SICA") offers a voluntary defined contribution 401(k) plan to employees who meet eligibility requirements.  Participants, other than highly compensated employees (“HCEs”) as defined by the IRS can contribute up to 50% of their defined compensation to the Retirement Savings Plan.  Employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS.  Certain terms of the Retirement Savings Plan were amended effective January 1, 2011.  The following table presents information regarding plan terms in effect as of December 31, 2010 and the related January 1, 2011 revisions:

	As of December 31, 2010	Effective January 1, 2011

SICA match	65% of participant contributions up to 7% of defined compensation	100% of participant contributions up to the first 3% of defined compensation and 50% up to the next 3%

Enhanced match/non-elective contribution1	100% match up to 2% of defined compensation and non-elective contributions equal to 2% of defined compensation	Enhanced match eliminated and non-elective contributions increased to 4%

Vesting of match/non-elective contribution	Vesting period of six years for SICA match and three years for SICA non-elective contribution	Immediately vested

HCE contributions	Limited	No longer subject to previous limitation

(1) Effective January 1, 2006, the Retirement Savings Plan was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of their date of hire after December 31, 2005, are not eligible to participate in the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”).

Employer contributions to the Retirement Savings Plan amounted to $6.3 million in 2010, $6.0 million in 2009, and $6.4 million in 2008.

The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options on a before and/or after-tax basis.  Until March 10, 2009, the Parent’s common stock fund had been an investment option, but on such date, this fund was closed to new contributions.  Shares of the Parent's common stock issued under this plan were 13,983 during 2009 and 27,920 during 2008.

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

In addition to the deferrals elected by the Participants, SICA may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan.  The Deferred Compensation Plan was amended effective January 1, 2010 to add a non-elective contribution of 4% of eligible compensation to the extent a participant could not receive the maximum enhanced contribution in the Retirement Savings Plan due to the limitations of the Retirement Savings Plan and the Internal Revenue Code.  SICA may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion.  No discretionary contributions were made in 2010, 2009, or 2008.  SICA contributed $0.2 million in 2010, $0.1 million in 2009, and $0.2 million in 2008 to the Deferred Compensation Plan.

(c) Retirement Income Plan and Post-retirement Plan
The Retirement Income Plan is a noncontributory defined benefit plan covering all SICA employees who met eligibility requirements prior to January 1, 2006.  As of such date, the plan was amended to eliminate eligibility for plan participation by employees first hired on or after January 1, 2006.  If otherwise qualified, these employees will, however, be eligible for enhanced matching and non-elective contributions from SICA under the Retirement Savings Plan as discussed above.

The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of the plan sponsor, may approve from time to time.

The Retirement Income Plan was amended as of July 1, 2002 to provide for different calculations based on service with the company as of that date.  Monthly benefits payable under the Retirement Income Plan and Supplemental Excess Retirement Plan at normal retirement age are computed under the terms of those agreements.  The earliest retirement age is age 55 with 10 years of service or the attainment of 70 points (age plus years of service).  If a participant chooses to begin receiving benefits before their 65th birthday, the amount of their monthly benefit would be reduced in accordance with the provisions of the plan.  At retirement, participants receive monthly pension payments and may choose among five payment options, including joint and survivor options.

Prior to April 1, 2009, SICA provided a life insurance benefit (“Retirement Life Plan”) for employees who terminated employment and met the age and service requirements to otherwise be eligible for a benefit under the Retirement Income Plan (“Retirees”).  Retirees who terminated employment with SICA on or prior to March 31, 2009 are eligible for a maximum life insurance benefit, depending upon the Retiree’s date of termination ranging from $10,000 to $100,000.  On April 1, 2009, SICA eliminated the benefits under the Retirement Life Plan to active employees.  This elimination resulted in a curtailment to the plan, the benefit of which was $4.2 million in 2009 and was composed of:  (i) a $2.8 million reversal of the Retirement Life Plan liability; and (ii) a $1.4 million reversal of prior service credits and net actuarial losses included in AOCI.

The funded status of the Retirement Income Plan and Retirement Life Plan was recognized on the Consolidated Balance Sheets for 2010 and 2009, the details of which are as follows:

December 31,	Retirement Income Plan		Retirement Life Plan
($ in thousands)	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation, beginning of year	$200,041	180,341	5,503	7,644
Service cost	7,626	7,078	-	32
Interest cost	11,914	10,944	316	361
Actuarial losses	16,339	6,539	201	646
Benefits paid	(5,278)	(4,861)	(320)	(350)
Liability gain due to curtailment	-	-	-	(2,830)
Benefit obligation, end of year	$230,642	200,041	5,700	5,503

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$139,749	117,258	-	-
Actual return on plan assets, net of expenses	15,743	19,223	-	-
Contributions by the employer to funded plans	23,000	8,000	-	-
Contributions by the employer to unfunded plans	97	129	-	-
Benefits paid	(5,278)	(4,861)	-	-
Fair value of assets, end of year	$173,311	139,749	-	-

Funded status	(57,331)	(60,292)	(5,700)	(5,503)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	(57,331)	(60,292)	(5,700)	(5,503)
Net pension liability, end of year	$(57,331)	(60,292)	(5,700)	(5,503)

Amounts Recognized in AOCI
Prior service cost	$326	476	-	-
Net actuarial loss	70,901	63,185	841	646
Total	$71,227	63,661	841	646

Other Information as of December 31:
Accumulated benefit obligation	$199,028	171,552	-	-

Weighted-Average Liability Assumptions as of
December 31:
Discount rate	5.55	5.93%	5.55	5.93
Rate of compensation increase	4.00	4.00%	-	-

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

Net Periodic Benefit Cost:
Service cost	$7,626	7,078	6,966	-	32	122
Interest cost	11,914	10,944	10,039	316	361	473
Expected return on plan assets	(11,247)	(9,214)	(11,867)	-	-	-
Amortization of unrecognized prior service cost (credit)	150	150	150	-	(44)	(175)
Amortization of unrecognized actuarial loss	4,128	4,660	136	6	-	-
Curtailment income	-	-	-	-	(4,217)	-
Total net periodic cost/(income)	12,571	13,618	5,424	322	(3,868)	420

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$11,844	(3,470)	59,908	201	646	364
Prior service credit	-	-	-	-	-	(1,985)
Reversal of amortization of net actuarial loss	(4,128)	(4,660)	(136)	(6)	(614)	-
Reversal of amortization of prior service (cost) credit	(150)	(150)	(150)	-	2,045	175
Total recognized in other comprehensive (income) loss	7,566	(8,280)	59,622	195	2,077	(1,446)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$20,137	5,338	65,046	517	(1,791)	(1,026)

The amortization of prior service cost related to the Retirement Income Plan and Retirement Life Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.

The estimated net actuarial loss and prior service cost for the Retirement Income Plan that will be amortized from AOCI into net periodic benefit cost during the 2011 fiscal year are $4.4 million and $0.2 million, respectively.

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2010	2009	2008	2010	2009	2008
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.93%	6.24	6.50	5.93	6.24	6.50
Expected return on plan assets	8.00%	8.00	8.00	-	-	-
Rate of compensation increase	4.00%	4.00	4.00	-	4.00	4.00

Our measurement date was December 31, 2010 and our expected return on plan assets was 8%, which was based primarily on the Retirement Income Plan's long-term historical returns.  Our expected return, which was unchanged in 2010 after examining recent market conditions and trends, approximates our actual 8% annualized return achieved since plan inception for all plan assets.  In addition to the plan's historical returns, we consider long-term historical rates of return on the respective asset classes.

Our 2010 discount rate used to value the liability was 5.55% for both the Retirement Income Plan and the Retirement Life Plan.  When deciding the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected pay out patterns of the plans' obligations.

Plan Assets
Assets of the Retirement Income Plan are invested to ensure that principal is preserved and enhanced over time.  In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management.  Our return objective is to meet or exceed the returns of the plan's policy index, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns.  The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments.

The Retirement Income Plan’s assets may not contain investments in any one security or issuer greater than 5% of the portfolio value, regardless of the number of differing issues, except for U.S. Treasury and agency obligations, as well as sovereign debt issues rated A through AAA.  The use of leverage is prohibited and the fund managers are prohibited from investing in certain types of securities.

The weighted average asset allocation by percentage of the Retirement Income Plan at December 31 was as follows:

	2010	2009
Equity
Large capitalization	19%	20
Small and mid capitalization	9	9
International	8	9

Alternative investments	11	15

Fixed income
Domestic core	15	19
Global emerging markets	12	15
Liability driven investments	16	8

Cash and short-term investments	10	5
Total	100%	100

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2010 and 2009.

The plan's allocated target and ranges by investment categories are as follows:

Investment Category	Target	Range
Equity
Large capitalization	24%	17% - 31%
Small and mid capitalization	10%	6% - 14%
International	10%	6% - 14%

Alternative investments	15%	20% - 34%

Fixed income
Domestic core	16%	0% - 21%
Global emerging markets	13%	0% - 18%
Liability driven investments	12%	0% - 45%

Cash and short-term investments	0%	0% - 5%

The fair value of our Retirement Income Plan investments is generated using various valuation techniques.  We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy, for equity and fixed maturity securities and short-term investments held in the Retirement Income Plan.

The techniques used to determine the fair value the Retirement Income Plan’s remaining invested assets are as follows:

•
For valuations of the mutual funds, we utilize a market approach wherein the quoted prices in the active market for identical assets are used.  All of the mutual funds are traded in active markets at their net asset value per share.  There are no restrictions as to the redemption of these investments nor do we have any contractual obligations to further invest in any of the individual mutual funds.  These investments are classified as Level 1 in the fair value hierarchy;

•
The deposit administration contract is carried at cost, which approximates fair value.  Given the liquid nature of the underlying investments in overnight cash deposits and other short term duration products, we have determined that a correlation exists between the deposit administration contract and other short-term investments such as money market funds.  As such, this investment is classified as Level 2 in the fair value hierarchy;

•
For the valuation of the investment in the limited liability company (“LLC”), fair value is based on the Retirement Income Plan’s ownership interest in the reported net asset value, which is reported to us on a one quarter lag, as a practical expedient.  The LLC did not have any imposed redemption restrictions nor did we have any contractual obligations to further invest in this investment.  We determined that we had the ability to redeem this investment in the near term and the time between the redemption date and the valuation date is not significant enough to allow for a significant change in fair value.  This investment is classified as Level 2 in the fair value hierarchy as of December 31, 2009; and

•
For valuations of the investments in limited partnerships, fair value is based on the Retirement Income Plan’s ownership interest in the reported net asset values as a practical expedient.  The majority of the net asset values are reported to us on a one quarter lag.  We assess whether these reported net asset values are indicative of market activity that has occurred since the date of their valuation by the investees:  (i) by reviewing the overall market fluctuation and whether a material impact to our investments' valuation could have occurred; and (ii) through routine conversations with the underlying funds' general partners/managers discussing, among other things, conditions or events having significant impacts to their portfolio assets that have occurred subsequent to the reported date, if any.  The majority of the limited partnership investments cannot be redeemed with the investees as our partnership agreements require our commitment for the duration of the underlying funds’ lives.  In the fourth quarter of 2010, we sold three of our limited partnership interest in the secondary market.  As of December 31, 2010, there is no active plan to sell any of our remaining interest in the limited partnership investments, however given the volatility in these investments over the recent past, we may continue to entertain potential opportunities to limit our exposure to these investments through the use of the secondary market.  These limited partnerships have been fair valued using Level 3 inputs.  The Retirement Income Plan has one limited partnership investment in a hedge fund that can be redeemed semi-annually subject to a 30 day notification of intent to redeem.  Therefore, we are unable to redeem this investment at the net asset value reported to the plan at December 31, 2010 and 2009.  However, we have determined that we have the ability to redeem this investment in the near term and the time between the redemption date and the valuation date is not significant enough to allow for a significant change in fair value.  As a result of this determination, this fund has been fair valued using Level 2 inputs as of December 31, 2010 and 2009 using the net asset value of our ownership interest in partners' capital.

The following tables provide quantitative disclosures of the Retirement Income Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2010		Fair Value Measurements at 12/31/10 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Mutual funds:
International equity	$14,277	14,277	-	-
Domestic large capitalization	20,580	20,580	-	-
Small and mid capitalization	6,785	6,785	-	-
Global long-term investment grade fixed income	27,726	27,726	-	-
Domestic core fixed income	26,991	26,991	-	-
Global emerging markets fixed income	20,077	20,077	-	-
Total mutual funds	116,436	116,436	-	-
Limited partnership investments:
Equity long/short hedge	1,779	-	1,779	-
Private equity	14,492	-	-	14,492
Real estate	2,687	-	-	2,687
Total limited partnerships	18,958	-	1,779	17,179
Common stocks:
Domestic large capitalization	11,509	11,509	-	-
Small and mid capitalization	8,631	8,631	-	-
Total common stocks	20,140	20,140	-	-
Short-term investments	15,692	15,692	-	-
Deposit administration contracts	754	-	754	-
Total assets	$171,980	152,268	2,533	17,179

December 31, 2009		Fair Value Measurements at 12/31/09 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/09	(Level 1)	(Level 2)	(Level 3)
Description
Mutual funds:
International equity	$12,666	12,666	-	-
Domestic large capitalization	8,581	8,581	-	-
Small and mid capitalization	5,819	5,819	-	-
Global long-term investment grade fixed income	10,383	10,383	-	-
Domestic core fixed income	26,883	26,883	-	-
Global emerging markets fixed income	21,490	21,490	-	-
Total mutual funds	85,822	85,822	-	-
Limited partnership investments:
Equity long/short hedge	1,680	-	1,680	-
Private equity	15,691	-	-	15,691
Real estate	3,073	-	-	3,073
Total limited partnerships	20,444	-	1,680	18,764
Common stocks:
Domestic large capitalization	9,373	9,373	-	-
Small and mid capitalization	7,188	7,188	-	-
Total common stocks	16,561	16,561	-	-
LLC-large capitalization	9,597	-	9,597	-
Short-term investments	6,630	6,630	-	-
Deposit administration contracts	695	-	695	-
Total assets	$139,749	109,013	11,972	18,764

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):
December 31, 2010	Investments in
($ in thousands)	Limited Partnerships

Fair value, December 31, 2009	$18,764
Total gains (realized and unrealized) included in changes in net assets	969
Purchases, sales, issuances, and settlements (net)	(2,554)
Transfers in and/or out of Level 3	-
Fair value, December 31, 2010	$17,179

December 31, 2009
($ in thousands)	Mutual Funds	Investments in Limited Partnerships	Total Level 3 Assets

Fair value, December 31, 2008	$4,368	21,120	25,488
Total gains (realized and unrealized) included in changes in net assets	76	(3,308)	(3,232)
Purchases, sales, issuances, and settlements (net)	(4,444)	952	(3,492)
Transfers in and/or out of Level 3	-	-	-
Fair value, December 31, 2009	$-	18,764	18,764

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2010
	December 31,	December 31,	Remaining
($ in millions)	2010	2009	Amount
Equity long/short hedge	$1.8	1.7	-
Private equity	14.5	15.7	5.1
Real estate	2.7	3.0	0.6
Total alternative investments	$19.0	20.4	5.7

For a description of our private equity and real estate strategies, refer to Note 5. “Investments.”  Our Equity Long/Short Hedge strategy invests opportunistically in equities and equity-related instruments in companies generally in the financial services sector.  Investments within this strategy are permitted to be sold short in order to: (i) prospectively benefit from a correction in overvalued equities; and (ii) partially hedge portfolio assets due to the strategy’s heavy weighting toward the financial sector.

At December 31, 2010, the Retirement Income Plan had contractual obligations that expire at various dates through 2022 to further invest up to $5.7 million in alternative investments.  There is no certainty that any such additional investment will be required.  The Retirement Income Plan currently receives distributions from these alternative investments through the realization of the underlying investments in the limited partnerships.  We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

Contributions
We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2011, none of which represents minimum required contribution amounts.

Benefit Payments

($ in thousands)	Retirement Income Plan	Retirement Life Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2011	$6,609	341
2012	7,269	349
2013	8,034	358
2014	8,772	365
2015	9,571	373
2016-2020	64,068	1,955

Note 16. Share-Based Payments
The following is a brief description of each of our share-based compensation plans:

2005 Omnibus Stock Plan
The Parent's 2005 Omnibus Stock Plan ("Stock Plan") was approved effective as of April 1, 2005 by stockholders on April 27, 2005.  With the Stock Plan's approval, no further grants were available under the:  (i) Parent's Stock Option Plan III, as amended ("Stock Option Plan III"); (ii) Parent's Stock Option Plan for Directors, as amended ("Stock Option Plan for Directors"); or (iii) Parent's Stock Compensation Plan for Non-employee Directors, as amended ("Stock Compensation Plan for Non-employee Directors"), but awards outstanding under these plans and the Stock Option Plan II, under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Stockholders approved the amendment and restatement of the Stock Plan effective as of May 1, 2010 (the “Amended Stock Plan”) on April 28, 2010.  Under the Amended Stock Plan, the Board's Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Stock Plan.  Each award granted under the Amended Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Stock Plan.  The maximum exercise period for an option grant under this plan is ten years from the date of the grant. During 2010, we granted, net of forfeitures, 374,153 RSUs, and experienced net restricted stock forfeitures of 820 shares.  During 2009, we granted, net of forfeitures, 520,011 RSUs, and experienced net restricted stock forfeitures of 7,168 shares.  During 2008, we granted, net of forfeitures, 382,521 RSUs, and experienced net restricted stock forfeitures of 45,240.  We also granted options to purchase 238,790 shares during 2010, 313,811 shares during 2009, and 191,568 shares during 2008.  As of December 31, 2010, 5,717,187 shares of the Parent's common stock remained available for issuance pursuant to outstanding stock options and restricted stock units granted under the Stock Plan and the Amended Stock Plan.

During the vesting period, dividend equivalent units ("DEUs") are earned on RSUs.  The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.  We accrued 38,392 DEUs during 2010; 32,088 DEUs during 2009; and 8,667 DEUs in 2008.  The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the RSUs.

Cash Incentive Plan
The Parent's Cash Incentive Plan (“Cash Incentive Plan”) was approved effective April 1, 2005 by stockholders on April 27, 2005.  Stockholders approved the amendment and restatement of the Cash Incentive Plan effective as of May 1, 2010 (the “Amended Cash Incentive Plan”) on April 28, 2010.  Under the Amended Cash Incentive Plan, the Board's SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Cash Incentive Plan.  The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period.  In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies.  Each award granted under the Amended Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Cash Incentive Plan.  We issued, net of forfeitures, 45,082 cash units during 2010, 46,349 cash units during 2009, and 48,890 cash units during 2008.

Stock Option Plan II
As of December 31, 2010, 340,880 shares of the Parent's common stock remained available for issuance pursuant to outstanding stock options and restricted stock awards granted under Stock Option Plan II, under which future grants ceased being available on May 22, 2002.  Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock:  (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting periods as determined by the SEBC.  Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan was ten years from the date of the grant.

During the vesting period, dividends are earned on the restricted stock and held in escrow subject to the same vesting period and conditions set forth in the award agreements.  Effective September 3, 1996, dividends earned on the restricted shares were reinvested in the Parent's common stock at fair value.  In connection with unvested restricted stock awards granted under Stock Option Plan II, we issued, net of forfeitures, 97 restricted shares from the Dividend Reinvestment Plan (“DRP”) reserves during 2010 and 255 restricted shares during 2008.  We experienced net forfeitures of 679 restricted shares from DRP reserves during 2009.

Stock Option Plan III
As of December 31, 2010, there were 404,464 shares of the Parent's common stock available for issuance pursuant to outstanding stock options granted under Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan.  Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock:  (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting restrictions determined by the SEBC.  Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC.  The maximum exercise period for an option grant under this plan was ten years from the date of the grant.

In connection with unvested restricted stock awards granted under Stock Option Plan III, we experienced restricted stock forfeitures of 1,924 shares during 2009, and 21,532 shares during 2008.  During the vesting period, dividends earned on restricted shares were reinvested in the Parent's common stock at fair value.  We experienced net forfeitures of 23,285 restricted shares from the DRP reserve during 2009 and we issued, net of forfeitures, 1,017 restricted shares during 2008 from the DRP reserve.

Stock Option Plan for Directors
As of December 31, 2010, 288,000 shares of the Parent's common stock were available for issuance related to deferred non-employee director awards under the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan.  Non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which was on March 1.  Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan-for Non-employee Directors
As of December 31, 2010 there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Nonemployee Directors, under which future grants ceased being available with the approval of the Stock Plan.  Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.  There were no issuances under this plan in 2010 and 2008.  We issued 960 shares under this plan during 2009.

Employee Stock Purchase Plan
On April 29, 2009, our stockholders approved the Parent’s Employee Stock Purchase Plan (2009) (“ESPP”).  This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009.  Under the ESPP, there were 1,254,667 shares of the Parent's common stock available for purchase as of December 31, 2010.  The ESPP is available to all employees who meet the plan's eligibility requirements.  The ESPP provides for the issuance of options to purchase shares of common stock.  The purchase price is the lower of:  (i) 85% of the closing market price at the time the option is granted, or (ii) 85% of the closing price at the time the option is exercised.  Shares are generally issued on June 30 and December 31 of each year.  Collectively, under the current and/or prior plans, we issued 149,258 shares to employees during 2010, 190,845 shares during 2009, and 134,561 shares during 2008.

Agent Stock Purchase Plan
On July 27, 2010, the SEBC approved the Parent’s Amended and Restated Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan") which made immaterial amendments to the plan approved by stockholders on April 26, 2006.  Under the Agent Plan, there were 2,385,558 shares of common stock available for purchase as of December 31, 2010.  The Agent Plan provides for quarterly offerings in which independent insurance agencies, and certain eligible persons associated with the agencies, with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred.  Under the Agent Plan, we issued 109,343 shares in 2010, 146,570 shares in 2009, and 137,264 shares in 2008, and charged to expense $0.2 million in 2010 and 2009, and $0.3 million in 2008, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of Shares	Price	Life in Years	($ in thousands)
Outstanding at December 31, 2009	1,381,350	$17.90
Granted 2010	238,790	15.96
Exercised 2010	139,379	10.88
Forfeited or expired 2010	78,505	21.23

Outstanding at December 31, 2010	1,402,256	$18.08	5.74	$3,617
Exercisable at December 31, 2010	1,089,307	$18.55	4.87	$2,947

The total intrinsic value of options exercised was $0.8 million during 2010, $0.4 million during 2009, and $2.8 million during 2008.

A summary of the restricted stock and RSU transactions under our share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock and RSU awards at January 1, 2010	1,122,476	$19.83
Granted 2010	479,971	14.69
Vested 2010	253,909	26.32
Forfeited 2010	106,638	16.01

Unvested restricted stock and RSU awards at December 31, 2010	1,241,900	$16.85

As of December 31, 2010, total unrecognized compensation cost related to unvested restricted stock and RSU awards granted under our stock plans was $4.1 million.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  The total intrinsic value of restricted stock and RSU vested was $3.9 million for 2010, $7.9 million for 2009, and $14.2 million for 2008.  In connection with the restricted stock vestings, the total fair value of the DRP shares that also vested was $0.6 million during 2008.

At December 31, 2010, the liability recorded in connection with our Cash Incentive Plan was $8.5 million.  The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid.  A Monte Carlo simulation is performed to determine the fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect our performance on specified indicators as compared to targeted peer companies.  The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.1 years.  The cash incentive unit payments made were $1.8 million in 2010 and $7.0 million in 2009.  No cash incentive unit payments were made in 2008.

In determining expense to be recorded for stock options granted under our share-based compensation plans, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model ("Black Scholes").  The following are the significant assumptions used in applying Black Scholes:  (i) the risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) the expected term, which is based on historical experience of similar awards; (iii) the dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) the expected volatility, which is based on the volatility of the Parent's stock price over a historical period comparable to the expected term.  In applying Black Scholes, we use the weighted average assumptions illustrated in the following table:

	ESPP			All Other Option Plans
	2010	2009	2008	2010	2009	2008
Risk-free interest rate	0.20%	0.31	2.77	2.30	1.85	2.97
Expected term	6 months	6 months	6 months	5 years	5 years	6 years
Dividend yield	3.3%	3.4	2.5	3.3	3.9	2.2
Expected volatility	28%	64	38	34	32	25

The grant date fair value of RSUs is based on the market price of our common stock on the grant date, adjusted for the present value of the our expected dividend payments.  The expense recognized for share-based awards is based on the number of shares or units expected to be issued at the end of the performance period and the grant date fair value, and is amortized over the requisite service period.

The weighted-average fair value of options and stock per share, including restricted stock and RSUs granted for the Parent's stock plans, during 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Stock options	$3.83	2.68	5.43
Restricted stock and RSUs	14.69	14.22	23.11
Directors’ stock compensation plan	16.09	15.11	22.70
ESPP:
Six month option	1.03	2.51	2.02
15% of grant date market value	2.35	2.49	2.83
Total ESPP	3.38	5.00	4.85
Agent Plan:
Discount of grant date market value	1.59	1.39	2.24

The decrease in the six month option value of our ESPP shares from 2009 is driven primarily by a reduction in the volatility of the Parent’s common stock price.  During 2009, as a result of the economic crisis and its impact on the global markets, particularly in the financial sector, the Parent’s common stock prices experienced unprecedented volatility, whereas the volatility in 2010 returned to more normalized levels.

Share-based compensation expense charged against net income before tax was $12.2 million for the year ended December 31, 2010 with a corresponding income tax benefit of $4.0 million.  Share-based compensation expense that was charged against net income before tax was $10.8 million for the year ended December 31, 2009 and $16.9 million for the year ended December 31, 2008 with corresponding income tax benefits of $3.4 million and $5.5 million, respectively.

Note 17. Related Party Transactions
William M. Rue, a Director of the Parent, is President of, and owns more than 10% of the equity of, Chas. E. Rue & Sons, Inc., t/a Rue Insurance, a general independent insurance agency ("Rue Insurance").  Rue Insurance is an appointed independent agent of the Insurance Subsidiaries and of the recently discontinued operations of Selective HR, on terms and conditions similar to those of our other agents.  Rue Insurance also places insurance for our business operations.  Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:
•
Rue Insurance placed insurance policies with the Insurance Subsidiaries.  Direct premiums written associated with these policies were $7.2 million in 2010, $7.6 million in 2009, and $8.3 million in 2008.  In return, the Insurance Subsidiaries paid commissions to Rue Insurance of $1.3 million in 2010, $1.4 million in 2009, and $1.7 million in 2008.

•
Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers.  We paid premiums for such insurance coverage of $0.3 million in 2010 and $0.5 million in both 2009 and 2008.

•
Rue Insurance placed human resource outsourcing contracts with Selective HR resulting in revenues to Selective HR of approximately $77,000 in 2009 and $79,000 in 2008.  In return, Selective HR paid commissions to Rue Insurance of approximately $10,000 in 2009 and $12,000 in 2008.  These revenues are reflected in “Loss from discontinued operations, net of tax” in the Consolidated Statements of Income.

•
We paid reinsurance commissions of $0.2 million in 2008 to PL, LLC.  There were no reinsurance commissions paid to PL, LLC during 2010 or 2009.  PL, LLC is an insurance fund administrator that places reinsurance through an Insurance Subsidiary.  As of December 31, 2008, Rue Insurance owned 33.33% of PL, LLC.

In 2005, we established a private foundation, The Selective Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code.  The Board of Directors of the Foundation is comprised of some of the Parent's officers.  We made contributions to the Foundation in the amount of $0.4 million in 2010 and 2009, and $0.5 million in 2008.

Note 18. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants.  As of December 31, 2010, we had purchased such annuities in the amount of $7.9 million for settlement of claims on a structured basis for which we are contingently liable.  To our knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

 (b) We have various operating leases for office space and equipment.  Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases.  Rental expense under these leases amounted to $11.4 million in 2010, $11.5 million in 2009, and $11.9 million in 2008.  See Note 2(q) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use.  At December 31, 2010, the total future minimum rental commitments under non-cancelable leases were $24.6 million and such yearly amounts are as follows:

($ in millions)
2011	$8.9
2012	6.5
2013	4.2
2014	2.4
2015	1.4
After 2015	1.2
Total minimum payment required	$24.6

 (c) At December 31, 2010, we have contractual obligations that expire at various dates through 2022 to invest up to an additional $63.6 million in alternative investments.  There is no certainty that any such additional investment will be required.  For additional information regarding these investments, see item (f) of Note 5. "Investments."

Note 19. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings.  Most of these proceedings are claims litigation involving the Insurance Subsidiaries as either:  (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them.  We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves.  We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

Our Insurance Subsidiaries are also from time-to-time involved in other legal actions, some of which assert claims for substantial amounts.  These actions include, among others, putative class actions seeking certification of a state or national class.  Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies.  Our Insurance Subsidiaries also are involved from time-to-time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.  We believe that we have valid defenses to these cases.  We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Note 20. Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile.  Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC").  Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future.  The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”).  As of December 31, 2010, the various state insurance departments of domicile have adopted the March 2010 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The combined statutory capital and surplus of the Insurance Subsidiaries was $1,073.0 million (unaudited) in 2010 and $982.0 million in 2009.  The combined statutory net income of the Insurance Subsidiaries was $86.9 million (unaudited) in 2010, $69.8 million in 2009, and $104.3 million in 2008.

The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile.  RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders.  Based upon the Insurance Subsidiaries' 2010 unaudited statutory financial statements, their combined total adjusted capital exceeded the authorized control level RBC by 5.1:1, as defined by the NAIC.

Note 21. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2010	2009	2010	2009	2010	2009	2010	2009
Net premiums earned	356,202	363,873	352,190	358,311	354,709	355,906	353,497	352,957
Net investment income earned	34,706	15,717	36,545	26,368	32,986	36,585	41,471	39,801
Net realized (losses) gains	(64)	(24,025)	(3,264)	(11,294)	57	(4,983)	(3,812)	(5,668)
Underwriting (loss) profit	(14,605)	(2,963)	(3,161)	6,032	(3,933)	(142)	(468)	(542)
Net income (loss) from continuing operations1	6,593	(12,950)	20,091	15,358	18,831	20,606	23,806	21,644
(Loss) income from discontinued operations, net of tax1	(790)	73	(1,325)	330	(1,634)	(7,599)	(31)	(1,064)
Net income (loss)	5,803	(12,877)	18,766	15,688	17,197	13,007	23,775	20,580
Other comprehensive income (loss)	6,687	37,246	23,599	23,613	30,394	31,049	(41,196)	(1,322)
Comprehensive income (loss)	12,490	24,369	42,365	39,301	47,591	44,056	(17,421)	19,258

Net income (loss) per share:
Basic	0.11	(0.25)	0.35	0.30	0.32	0.25	0.44	0.39
Diluted	0.11	(0.25)	0.35	0.29	0.32	0.24	0.43	0.38

Dividends to stockholders2	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Price range of common stock:3
High	17.04	23.28	17.28	15.30	16.63	17.54	18.94	17.17
Low	15.01	10.06	14.17	11.46	14.13	12.15	15.97	14.84

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

1	See Note 12. “Discontinued Operations” for a discussion of discontinued operations.
2	See Note 10. “Indebtedness” for a discussion of dividend restrictions.
3
These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions.  Price quotations do not include retail markups, markdowns, and commissions.  The range of high and low prices for common stock for the period beginning January 3, 2011 and ending February 18, 2011 was $18.97 to $17.35.

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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc.’s and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 25, 2011

Item 9B.  Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2010, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance.
Information regarding our executive officers appears in Item 1. "Business." of this Form 10-K under "Executive Officers of the Registrant." Information about the Board and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under "Information About Proposal 1, Election of Directors" in the Proxy Statement.  That portion of the Proxy Statement is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Information About Proposal 1, Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under "Executive Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.  Information about compensation of the Board appears under "Director Compensation" in the "Information About Proposal 1, Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Management and Certain Beneficial Owners" in the "Information About Proposal 1, Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under “Transactions with Related Persons” in the "Information About Proposal 1, Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information about the fees and services of our principal accountants appears under "Audit Committee Report" and "Fees of Independent Registered Public Accounting Firm" in the "Ratification of Appointment of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 25, 2011
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 25, 2011
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 25, 2011
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	February 25, 2011
Paul D. Bauer
Director

*	February 25, 2011
W. Marston Becker
Director

*	February 25, 2011
A. David Brown
Director

*	February 25, 2011
John C. Burville
Director

*	February 25, 2011
Joan M. Lamm-Tennant
Director

*	February 25, 2011
S. Griffin McClellan III
Director

*	February 25, 2011
Michael J. Morrissey
Director

*	February 25, 2011
Cynthia S. Nicholson
Director

*	February 25, 2011
Ronald L. O’Kelley
Director

*	February 25, 2011
William M. Rue
Director

*	February 25, 2011
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	February 25, 2011
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets
	December 31,
($ in thousands, except share amounts)	2010	2009
Assets
Fixed maturity securities, held-to-maturity – at carry value (fair value: $811 – 2010; $1,339 – 2009)	$796	1,313
Short-term investments	50,109	47,867
Cash	605	77
Investment in subsidiaries	1,320,886	1,256,163
Current federal income tax	12,932	16,006
Deferred federal income tax	11,158	10,309
Other assets	11,961	18,787
Total assets	$1,408,447	1,350,522

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$249,333	261,606
Intercompany notes payable	74,785	75,408
Other liabilities	13,220	11,133
Total liabilities	337,338	348,147

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000
Issued: 96,362,667 – 2010; 95,822,959 – 2009	192,725	191,646
Additional paid-in capital	244,613	231,933
Retained earnings	1,176,155	1,138,978
Accumulated other comprehensive income (loss)	7,024	(12,460)
Treasury stock – at cost (shares: 42,686,204 – 2010; 42,578,779 – 2009)	(549,408)	(547,722)
Total stockholders’ equity	1,071,109	1,002,375
Total liabilities and stockholders’ equity	$1,408,447	1,350,522

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2010	2009	2008

Revenues:
Dividends from subsidiaries	$48,010	24,518	77,045
Net investment income earned	130	315	1,206
Other income	107	-	3
Total revenues	48,247	24,833	78,254

Expenses:
Interest expense	20,615	21,377	20,508
Other expenses	16,039	16,410	20,990
Total expenses	36,654	37,787	41,498

Income (loss) from continuing operations, before federal income tax	11,593	(12,954)	36,756

Federal income tax benefit:
Current	(11,645)	(16,381)	(12,611)
Deferred	(848)	3,701	(1,106)
Total federal income tax benefit	(12,493)	(12,680)	(13,717)

Net income (loss) from continuing operations before equity in undistributed income of subsidiaries	24,086	(274)	50,473

Equity in undistributed income of continuing subsidiaries, net of tax	45,235	44,932	2
Dividends in excess of continuing subsidiaries’ current year earnings	-	-	(6,374)

Net income from continuing operations	69,321	44,658	44,101

Dividends from discontinued operations, net of tax	-	-	2,079
Dividends in excess of discontinued operations current year earnings	-	-	(2,079)
Equity in loss of subsidiaries, net of tax	-	(7,086)	(343)
Loss on disposal of discontinued operations, net of tax	(3,780)	(1,174)	-
Total discontinued operations, net of tax	(3,780)	(8,260)	(343)

Net income	$65,541	36,398	43,758

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2010	2009	2008
Operating Activities:
Net income	$65,541	36,398	43,758

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries, net of tax	(45,235)	(37,846)	341
Dividends in excess of subsidiaries’ current year income	-	-	8,453
Stock-based compensation expense	12,355	11,036	17,215
Loss on disposal of discontinued operations	3,780	1,174	-
Deferred income tax (benefit) expense	(848)	3,701	(1,106)
Amortization – other	149	208	269

Changes in assets and liabilities:
Decrease in accrued salaries and benefits	(1,838)	(7,007)	-
Decrease (increase) in net federal income tax recoverable	5,109	(956)	4,228
Other, net	(1,287)	3,478	(7,105)
Net adjustments	(27,815)	(26,212)	22,295
Net cash provided by operating activities	37,726	10,186	66,053

Investing Activities:
Redemption and maturities of fixed maturity securities, held-to-maturity	513	236	-
Redemption and maturities of fixed maturity securities, available-for-sale	-	-	12,463
Purchase of short-term investments	(110,807)	(232,823)	(363,827)
Sale of short-term investments	108,565	245,165	368,111
Capital contribution to subsidiaries	-	(20,000)	-
Sale of subsidiary	978	(581)	-
Distributions of capital by subsidiaries	-	680	960
Net cash (used in) provided by investing activities	(751)	(7,323)	17,707

Financing Activities:
Dividends to stockholders	(26,056)	(26,296)	(25,804)
Acquisition of treasury stock	(1,686)	(3,010)	(46,833)
Principal payment on notes payable	(12,300)	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	4,962	4,612	8,222
Excess tax benefits from share-based payment arrangements	(744)	(1,200)	1,628
Borrowings from subsidiaries	-	36,000	-
Principal payment of borrowings from subsidiaries	(623)	(592)	-
Principal payments of convertible bonds	-	-	(8,754)
Net cash used in financing activities	(36,447)	(2,786)	(83,841)
Net increase (decrease) in cash	528	77	(81)
Cash, beginning of year	77	-	81
Cash, end of year	$605	77	-

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2010, 2009 and 2008

($ in thousands)	2010	2009	2008
Balance, January 1	$8,380	7,006	6,899
Additions	5,003	6,535	4,283
Deductions	(5,292)	(5,161)	(4,176)
Balance, December 31	$8,091	8,380	7,006

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2010

Types of investment	Amortized Cost	Fair	Carrying
($ in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity
U.S. government and government agencies	$93,411	103,129	98,106
Foreign government obligations	5,292	5,630	5,660
Obligations of states and political subdivisions	874,388	912,284	896,571
Corporate securities	76,663	82,065	72,673
Asset-backed securities	12,947	11,928	10,525
Commercial mortgage-backed securities	54,909	54,929	47,555
Residential mortgage-backed securities	82,191	86,329	83,234
Total fixed maturity securities, held-to-maturity	1,199,801	1,256,294	1,214,324
Available-for-sale:
U.S. government and government agencies	312,384	320,529	320,529
Foreign government obligations	19,035	18,966	18,966
Obligations of states and political subdivisions	512,013	533,897	533,897
Corporate securities	973,835	993,725	993,725
Asset-backed securities	48,558	48,733	48,733
Commercial mortgage-backed securities	103,374	104,475	104,475
Residential mortgage-backed securities	316,789	322,417	322,417
Total fixed maturity securities, available-for-sale	2,285,988	2,342,742	2,342,742

Equity securities:
Common stock:
Banks, trust and insurance companies	5,599	6,290	6,290
Industrial, miscellaneous and all other	52,440	63,346	63,346
Total equity securities, available-for-sale	58,039	69,636	69,636
Short-term investments	161,155		161,155
Other investments	137,865		137,865
Total investments	$3,842,848		3,925,722

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2010

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income1	incurred	costs2	expenses2	written
Insurance Operations Segment	$209,627	2,830,058	823,596	1,416,598	-	982,118	429,524	27,123	1,390,541
Investments Segment	-	-	-	-	138,625	-	-	-	-
Total	$209,627	2,830,058	823,596	1,416,598	138,625	982,118	429,524	27,123	1,390,541

1	Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2	The total of “Amortization of deferred policy acquisition costs” of $429,524 and “Other operating expenses” of $27,123 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$458,045
Other income3	(9,230)
Other expenses3	7,832
Total	$456,647

3
In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $168 and $16,054, respectively.

Year ended December 31, 2009

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income1	incurred	costs2	expenses2	written
Insurance Operations Segment	$218,601	2,745,799	844,847	1,431,047	-	971,905	428,554	28,202	1,422,655
Investments Segment	-	-	-	-	72,501	-	-	-	-
Total	$218,601	2,745,799	844,847	1,431,047	72,501	971,905	428,554	28,202	1,422,655

1	Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2	The total of “Amortization of deferred policy acquisition costs” of $428,554 and “Other operating expenses” of $28,202 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$457,424
Other income3	(10,440)
Other expenses3	9,772
Total	$456,756

3
In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $30 and $16,345, respectively.

SCHEDULE IV (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2008

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income1	incurred	costs2	expenses2	written
Insurance Operations Segment	$212,319	2,640,973	844,334	1,504,187	-	1,011,544	454,826	37,686	1,492,738
Investments Segment	-	-	-	-	81,580	-	-	-	-
Total	$212,319	2,640,973	844,334	1,504,187	81,580	1,011,544	454,826	37,686	1,492,738

1	Includes “Net investment income earned” and “Net realized gains” on the Consolidated Statements of Income.
2	The total of “Amortization of deferred policy acquisition costs” of $454,826 and “Other operating expenses” of $37,686 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$485,702
Other income3	(2,610)
Other expenses3	9,420
Total	$492,512

3
In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $1,562 and $22,598, respectively.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2010, 2009 and 2008

					% of
		Assumed	Ceded		Amount
	Direct	From Other	To Other	Net	Assumed
($ thousands)	Amount	Companies	Companies	Amount	To Net
2010
Premiums earned:
Accident and health insurance	$67	-	67	-	-
Property and liability insurance	1,654,234	26,619	264,255	1,416,598	2%
Total premiums earned	1,654,301	26,619	264,322	1,416,598	2%

2009
Premiums earned:
Accident and health insurance	$70	-	70	-	-
Property and liability insurance	1,657,841	21,501	248,295	1,431,047	2%
Total premiums earned	1,657,911	21,501	248,365	1,431,047	2%

2008
Premiums earned:
Accident and health insurance	$80	-	80	-	-
Property and liability insurance	1,694,430	27,115	217,358	1,504,187	2%
Total premiums earned	1,694,510	27,115	217,438	1,504,187	2%

EXHIBIT INDEX

Exhibit Number
3.1
Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated May 3, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

3.2
By-Laws of Selective Insurance Group, Inc., effective December 3, 2010 (incorporated by reference herein to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 3, 2010, File No. 001-33067).

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

*10.2	Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010.

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

10.5
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

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

10.8
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

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

10.12
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.13
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.14
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 0-8641).

Exhibit Number
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

10.17
Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2010 (incorporated by reference herein to Appendix D to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

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

10.20
Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

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

10.23a
Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.23b
Employment Agreement between Selective Insurance Company of America and Dale A. Thatcher, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

Exhibit Number
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

10.23f
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

10.26a
Amendment No. 1 to the Stock Purchase Agreement, dated December 23, 2009 (incorporated by reference herein to Exhibit 10.26a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

*10.26b	Amendment No. 2 to the Stock and Asset Purchase Agreement, dated December 14, 2010.

10.27
Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

*10.27a	Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan.

*21	Subsidiaries of Selective Insurance Group, Inc.

Exhibit Number
*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of W. Marston Becker.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of Joan M. Lamm-Tennant.

*24.6	Power of Attorney of S. Griffin McClellan III.

*24.7	Power of Attorney of Michael J. Morrissey.

*24.8	Power of Attorney of Cynthia S. Nicholson.

*24.9	Power of Attorney of Ronald L. O'Kelley.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.

** 101.SCH	XBRL Taxonomy Extension Schema Document.

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.