Form 10-Q
period 2011-03-31
SELECTIVE INSURANCE GROUP INC
filed 2011-04-28
CIK 230557

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________to________________________________

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
Yes ☐                     No ☒
As of March 31, 2011, there were 54,017,474 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
($ in thousands, except share amounts)	2011	2010
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value
(fair value: $1,192,423 – 2011; $1,256,294 – 2010)	$1,153,859	1,214,324
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $2,382,976 – 2011; $2,285,988 – 2010)	2,436,764	2,342,742
Equity securities, available-for-sale – at fair value
(cost of: $68,104 – 2011; $58,039 – 2010)	77,138	69,636
Short-term investments (at cost which approximates fair value)	156,437	161,155
Other investments	136,148	137,865
Total investments	3,960,346	3,925,722
Cash	496	645
Interest and dividends due or accrued	36,651	37,007
Premiums receivable, net of allowance for uncollectible accounts of: $4,608 – 2011; $4,691 – 2010	430,063	414,105
Reinsurance recoverables, net	331,387	318,752
Prepaid reinsurance premiums	110,061	110,327
Current federal income tax	6,919	11,200
Deferred federal income tax	93,574	93,234
Property and equipment – at cost, net of accumulated depreciation and amortization of: $153,961 – 2011; $151,704 – 2010	40,780	41,775
Deferred policy acquisition costs	210,245	209,627
Goodwill	7,849	7,849
Other assets	46,855	61,529
Total assets	$5,275,226	5,231,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$2,864,889	2,830,058
Unearned premiums	833,823	823,596
Notes payable	262,339	262,333
Accrued salaries and benefits	95,957	100,933
Other liabilities	134,565	143,743
Total liabilities	$4,191,573	4,160,663

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares 360,000,000
Issued: 96,838,773 – 2011; 96,362,667 – 2010	193,678	192,725
Additional paid-in capital	248,575	244,613
Retained earnings	1,190,528	1,176,155
Accumulated other comprehensive income	2,776	7,024
Treasury stock – at cost (shares: 42,821,299 – 2011; 42,686,204 – 2010)	(551,904)	(549,408)
Total stockholders’ equity	1,083,653	1,071,109
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,275,226	5,231,772

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended
	March 31,
($ in thousands, except per share amounts)	2011	2010
Revenues:
Net premiums earned	$351,343	356,202
Net investment income earned	43,473	34,706
Net realized gains (losses):
Net realized investment gains	6,390	8,176
Other-than-temporary impairments	(532)	(6,073)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(98)	(2,167)
Total net realized gains (losses)	5,760	(64)
Other income	2,880	2,268
Total revenues	403,456	393,112

Expenses:
Losses and loss expenses incurred	249,206	254,143
Policy acquisition costs	113,430	116,002
Interest expense	4,557	4,842
Other expenses	8,491	10,478
Total expenses	375,684	385,465

Income from continuing operations, before federal income tax	27,772	7,647

Federal income tax expense (benefit):
Current	4,276	8,844
Deferred	1,947	(7,790)
Total federal income tax expense	6,223	1,054

Net income from continuing operations	21,549	6,593

Loss on disposal of discontinued operations, net of tax of $(426) – 2010	-	(790)

Net income	$21,549	5,803

Earnings per share:
Basic net income from continuing operations	$0.40	0.12
Basic net loss from disposal of discontinued operations	-	(0.01)
Basic net income	$0.40	0.11

Diluted net income from continuing operations	$0.39	0.12
Diluted net loss from disposal of discontinued operations	-	(0.01)
Diluted net income	$0.39	0.11

Dividends to stockholders	$0.13	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

	Quarter ended March 31,
($ in thousands, except per share amounts)	2011		2010
Common stock:
Beginning of year	$192,725		191,646
Dividend reinvestment plan
(shares: 22,697 – 2011; 25,759 – 2010)	46		51
Stock purchase and compensation plans
(shares: 453,409 – 2011; 79,289 – 2010)	907		159
End of period	193,678		191,856

Additional paid-in capital:
Beginning of year	244,613		231,933
Dividend reinvestment plan	360		368
Stock purchase and compensation plans	3,602		3,309
End of period	248,575		235,610

Retained earnings:
Beginning of year	1,176,155		1,138,978
Net income	21,549	21,549	5,803	5,803
Dividends to stockholders ($0.13 per share – 2011 and 2010)	(7,176)		(7,077)
End of period	1,190,528		1,137,704

Accumulated other comprehensive income (loss):
Beginning of year	7,024		(12,460)
Other comprehensive income (loss), increase (decrease) in:
Unrealized (losses) gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	117		1,478
Other net unrealized (losses) gains on investment securities, net of deferred income tax	(5,107)		4,583
Total unrealized (losses) gains on investment securities	(4,990)	(4,990)	6,061	6,061
Defined benefit pension plans, net of deferred income tax	742	742	626	626
End of period	2,776		(5,773)
Comprehensive income		17,301		12,490

Treasury stock:
Beginning of year	(549,408)		(547,722)
Acquisition of treasury stock
(shares: 135,095 – 2011; 97,493 – 2010)	(2,496)		(1,513)
End of period	(551,904)		(549,235)
Total stockholders’ equity	$1,083,653		1,010,162

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended
	March 31,
($ in thousands)	2011	2010
Operating Activities
Net income	$21,549	5,803

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,001	7,451
Loss on disposal of discontinued operations	-	790
Stock-based compensation expense	4,625	6,169
Undistributed income of equity method investments	(2,482)	(3,895)
Net realized (gains) losses	(5,760)	64
Deferred income tax expense (benefit)	1,947	(7,790)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	22,196	34,518
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	11,297	11,647
Decrease in net federal income tax recoverable	4,281	7,698
Increase in premiums receivable	(15,958)	(10,543)
(Increase) decrease in deferred policy acquisition costs	(618)	1,024
Decrease (increase) in interest and dividends due or accrued	355	(730)
Decrease in accrued salaries and benefits	(6,466)	(7,100)
Decrease in accrued insurance expenses	(17,082)	(17,187)
Other-net	2,105	5,176
Net adjustments	6,441	27,292
Net cash provided by operating activities	27,990	33,095

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(114,320)	(142,067)
Purchase of equity securities, available-for-sale	(59,780)	(23,915)
Purchase of other investments	(5,008)	(7,714)
Purchase of short-term investments	(316,769)	(303,668)
Sale of subsidiary	415	844
Sale of fixed maturity securities, available-for-sale	14,907	39,632
Sale of short-term investments	321,487	235,386
Redemption and maturities of fixed maturity securities, held-to-maturity	38,483	80,963
Redemption and maturities of fixed maturity securities, available-for-sale	19,771	66,122
Sale of equity securities, available-for-sale	56,836	16,419
Distributions from other investments	9,122	-
Sale of other investments	16,357	13,337
Purchase of property and equipment	(1,366)	(866)
Net cash used in investing activities	(19,865)	(25,527)

Financing Activities
Dividends to stockholders	(6,605)	(6,492)
Acquisition of treasury stock	(2,496)	(1,513)
Net proceeds from stock purchase and compensation plans	1,008	625
Excess tax benefits from share-based payment arrangements	(181)	(856)
Net cash used in financing activities	(8,274)	(8,236)
Net decrease in cash	(149)	(668)
Cash, beginning of year	645	811
Cash, end of period	$496	143

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

NOTE 2.              Basis of Presentation
These interim unaudited consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with:  (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  The preparation of the Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the first quarters ended March 31, 2011 (“First Quarter 2011”) and March 31, 2010 (“First Quarter 2010”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

NOTE 3.              Reclassification
Certain prior year amounts in these Financial Statements and related footnotes have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on our net income, stockholders’ equity, or cash flows.

NOTE 4.              Adoption of Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This guidance modifies Step 1 of the goodwill impairment test, which assesses whether the carrying amount of a reporting unit exceeds its fair value, for reporting units with zero or negative carrying amounts.  It requires that an entity perform Step 2 of the goodwill impairment test, which determines if goodwill has been impaired and measures the amount of impairment, if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider the qualitative factors within existing guidance that would require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance is effective for interim and annual periods beginning after December 15, 2010.  The adoption of this guidance did not impact our financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period.  It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance did not impact our financial condition or results of operations.

Pronouncements to be effective in the future
In October 2010, the FASB issued ASU Update 2010-26, Financial Services-Insurance (Topic 944): – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition costs totaled $210.2 million as of March 31, 2011.

NOTE 5.              Statements of Cash Flow
Cash paid during the period for interest and federal income taxes was as follows:

	Quarter ended March 31,
($ in thousands)	2011	2010
Cash paid during the period for:
Interest	$1,969	1,969
Federal income tax	173	2,000

NOTE 6.              Investments
(a) The amortized cost, carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

March 31, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$89,687	4,499	94,186	3,620	-	97,806
Foreign government	5,292	350	5,642	-	(276)	5,366
Obligations of state and political subdivisions	840,600	19,254	859,854	16,445	(1,467)	874,832
Corporate securities	76,482	(3,656)	72,826	9,118	(454)	81,490
Asset-backed securities (“ABS”)	11,848	(2,303)	9,545	1,819	(484)	10,880
Commercial mortgage-backed securities (“CMBS”)1	47,122	(6,762)	40,360	7,991	(146)	48,205
Residential mortgage-backed securities (“RMBS”)2	70,453	993	71,446	2,413	(15)	73,844
Total HTM fixed maturity securities	$1,141,484	12,375	1,153,859	41,406	(2,842)	1,192,423

December 31, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$93,411	4,695	98,106	5,023	-	103,129
Foreign government	5,292	368	5,660	-	(30)	5,630
Obligations of state and political subdivisions	874,388	22,183	896,571	16,845	(1,132)	912,284
Corporate securities	76,663	(3,990)	72,673	9,705	(313)	82,065
ABS	12,947	(2,422)	10,525	1,847	(444)	11,928
CMBS1	54,909	(7,354)	47,555	7,483	(109)	54,929
RMBS2	82,191	1,043	83,234	3,095	-	86,329
Total HTM fixed maturity securities	$1,199,801	14,523	1,214,324	43,998	(2,028)	1,256,294

1 CMBS includes government guaranteed agency securities with a carrying value of $7.8 million at March 31, 2011 and $8.9 million at December 31, 2010.
2 RMBS includes government guaranteed agency securities with a carrying value of $4.0 million at March 31, 2011 and $4.0 million at December 31, 2010.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated Financial Statements, as they represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.3 years as of March 31, 2011 and 3.4 years as of December 31, 2010.

 (b) The cost/amortized cost, unrealized gains (losses), and fair value of available-for-sale (“AFS”) securities were as follows:

March 31, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$316,251	7,109	(208)	323,152
Foreign government	20,563	223	(349)	20,437
Obligations of states and political subdivisions	521,573	22,405	(375)	543,603
Corporate securities	1,022,673	27,644	(9,740)	1,040,577
ABS	58,775	418	(367)	58,826
CMBS2	101,527	3,259	(2,147)	102,639
RMBS3	341,614	7,966	(2,050)	347,530
AFS fixed maturity securities	2,382,976	69,024	(15,236)	2,436,764
AFS equity securities	68,104	9,127	(93)	77,138
Total AFS securities	$2,451,080	78,151	(15,329)	2,513,902

December 31, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$312,384	8,292	(147)	320,529
Foreign government	19,035	280	(349)	18,966
Obligations of states and political subdivisions	512,013	22,534	(650)	533,897
Corporate securities	973,835	28,674	(8,784)	993,725
ABS	48,558	514	(339)	48,733
CMBS2	103,374	4,024	(2,923)	104,475
RMBS3	316,789	7,871	(2,243)	322,417
AFS fixed maturity securities	2,285,988	72,189	(15,435)	2,342,742
AFS equity securities	58,039	11,597	-	69,636
Total AFS securities	$2,344,027	83,786	(15,435)	2,412,378

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $120.6 million at March 31, 2011 and $121.0 million at December 31, 2010.
2 CMBS includes government guaranteed agency securities with a fair value of $69.7 million at March 31, 2011 and $71.9 million at December 31, 2010.
3 RMBS includes government guaranteed agency securities with a fair value of $89.5 million at March 31, 2011 and $91.1 million at December 31, 2010.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of:  (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

During First Quarter 2011, 11 securities, with a carrying value of $27.5 million in a net unrecognized gain position of $0.2 million, were reclassified from the HTM category to AFS due to recent credit rating downgrades by either Moody’s Investors Service (“Moody’s”), Standard and Poor’s Financial Services (“S&P”), or Fitch Ratings.  These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2011 and December 31, 2010, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

March 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$24,503	(208)	-	-
Foreign government	12,302	(349)	-	-
Obligations of states and political subdivisions	48,319	(375)	-	-
Corporate securities	387,556	(9,740)	-	-
ABS	34,040	(308)	823	(59)
CMBS	5,337	(57)	9,443	(2,090)
RMBS	92,567	(1,490)	7,848	(560)
Total fixed maturity securities	604,624	(12,527)	18,114	(2,709)
Equity securities	6,202	(93)	-	-
Subtotal	$610,826	(12,620)	18,114	(2,709)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Unrecognized Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$36,349	(819)	437	25,772	(1,821)	521
ABS	467	(546)	(479)	2,947	(1,053)	775
CMBS	-	-	-	6,567	(3,750)	1,467
RMBS	2,956	-	(16)	94	(38)	1
Subtotal	$39,772	(1,365)	(58)	35,380	(6,662)	2,764

Total AFS and HTM	$650,598	(13,985)	(58)	53,494	(9,371)	2,764

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Losses) Gains1	Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

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
3
Unrecognized holding gains/(losses) represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

The number of securities in an unrealized/unrecognized loss position increased from 199 to 244, with an associated fair value of $704.1 million at March 31, 2011 compared to $621.0 million at December 31, 2010.  Despite the increase in the number of securities and the associated fair value, the corresponding unrealized/unrecognized position in total declined by $0.9 million, reflecting smaller loss positions.  This is further illustrated in the following table wherein the number of issues in the 80% – 99% market/book category showed an increase with no material change to the overall loss position:

($ in thousands) March 31, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
238	80% - 99%	$16,720	193	80% - 99%	$16,310
2	60% - 79%	41	2	60% - 79%	1,125
1	40% - 59%	1,997	2	40% - 59%	2,160
1	20% - 39%	1,025	1	20% - 39%	986
2	0% - 19%	867	1	0% - 19%	976
		$20,650			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.  At March 31, 2011, unrealized/unrecognized losses on securities that were in a loss position for more than 12 months amounted to $6.6 million.  Each of these securities are current with their interest and principal payments other than one security discussed below.  The unrealized/unrecognized losses were primarily driven by $4.4 million in our CMBS portfolio which was comprised of the following:  (i) $2.8 million of unrealized/unrecognized losses on two securities that had been previously impaired for which the current discounted cash flow analyses did not indicate further impairment for First Quarter 2011; (ii) $0.9 million of unrealized/unrecognized losses on one security, representing non-credit OTTI charges recognized in AOCI that were generated concurrently with credit-related charges in First Quarter 2011 due to a recent shortfall in scheduled interest payments; and (iii) $0.7 million of unrealized/unrecognized losses on securities with an average decline in fair value of 7% of their amortized cost.  The remaining $2.2 million of unrealized/unrecognized losses are comprised of 33 securities, 21 of which are municipal securities and 12 of which are either RMBS or ABS.  Declines in the fair value of these municipal, RMBS, and ABS securities averaged 6% of their amortized cost.  For further discussion regarding the credit quality of our investment portfolio, see the “Investments” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-Q.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of March 31, 2011.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at March 31, 2011, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at March 31, 2011:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$142,978	143,897
Due after one year through five years	670,588	696,378
Due after five years through 10 years	322,824	333,394
Due after 10 years	17,469	18,754
Total HTM fixed maturity securities	$1,153,859	1,192,423

Listed below are AFS fixed maturity securities at March 31, 2011:

($ in thousands)	Fair Value
Due in one year or less	$148,416
Due after one year through five years	1,564,734
Due after five years through 10 years	700,671
Due after 10 years	22,943
Total AFS fixed maturity securities	$2,436,764

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2011
	March 31,	December 31,	Remaining
($ in thousands)	2011	2010	Commitment
Alternative Investments
Energy/power generation	$32,309	35,560	10,627
Secondary private equity	26,799	26,709	12,742
Private equity	22,302	21,601	7,918
Distressed debt	21,097	20,432	3,549
Real estate	14,960	14,192	10,706
Mezzanine financing	8,926	10,230	15,123
Venture capital	7,084	6,386	1,200
Total alternative investments	133,477	135,110	61,865
Other securities	2,671	2,755	-
Total other investments	$136,148	137,865	61,865

The carrying value of our other investments remained relatively flat compared to year end 2010.  The carrying value was impacted in First Quarter 2011 by distributions of $18.3 million partially offset by income of $11.6 million and additional contributions of $5.1 million under our existing commitments.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The following table sets forth aggregated summarized financial information for the partnerships in our alternative investment portfolio.  The last line of the table below reflects our share of the aggregate income, which is the portion included in our consolidated Financial Statements.  As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the three-month periods ended December 31 is as follows:

Income Statement Information
Quarter ended December 31,
($ in millions)	2010	2009
Net investment income	$154.2	148.8
Realized losses	(192.3)	(89.8)
Net change in unrealized appreciation	1,464.2	438.5
Net income	$1,426.1	497.5

Selective’s insurance subsidiaries’ net income	$11.6	3.9

(f) At March 31, 2011, we had one fixed maturity security, with a carrying value of $15.5 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agencies” classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2011	2010
Fixed maturity securities	$33,123	33,196
Equity securities	317	452
Short-term investments	62	100
Other investments	11,666	3,932
Investment expenses	(1,695)	(2,974)
Net investment income earned	$43,473	34,706

Net investment income earned, before tax, increased by $8.8 million for First Quarter 2011 compared to First Quarter 2010, primarily driven by income from our alternative investments within our investment portfolio.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended March 31,
($ in thousands)	2011	2010	Change
Energy/power generation	$4,555	2,066	2,489
Private equity	2,577	708	1,869
Secondary private equity	1,649	1,019	630
Distressed debt	973	764	209
Real estate	769	(1,865)	2,634
Venture capital	758	266	492
Mezzanine financing	360	937	(577)
Other	25	37	(12)
Total other investment income	$11,666	3,932	7,734

(h) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2011 ($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	-	17
Corporate securities	244	-	244
CMBS	74	(256)	330
RMBS	197	158	39
OTTI losses	$532	(98)	630

First Quarter 2010 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	40	(2,621)	2,661
RMBS	5,875	327	5,548
OTTI losses	$6,073	(2,167)	8,240

OTTI charges recognized in earnings were immaterial at $0.6 million in First Quarter 2011.

OTTI charges recognized in earnings in First Quarter 2010 included the following:
•	$5.5 million of RMBS credit-related OTTI charges. Our intention to sell two securities in a loss position accounted for $5.2 million of this charge.
•
$2.7 million of CMBS credit-related OTTI charges related to reductions in the related cash flows of the underlying collateral of these securities.  This charge was associated with securities that had been previously impaired but over time have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  Based on our analysis, we do not believe it is probable that we will receive all contractual cash flows for these securities.

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

First Quarter 2011 ($ in thousands)	Gross
Balance, December 31, 2010	$17,723
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(3,582)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	227
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, March 31, 2011	$14,368

First Quarter 2010 ($ in thousands)	Gross
Balance, December 31, 2009	$22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	130
Reductions for securities sold during the period	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(294)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2,712
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-
Balance, March 31, 2010	$24,737

(i) The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended March 31,
($ in thousands)	2011	2010
HTM fixed maturity securities
Gains	$1	44
Losses	(214)	(240)
AFS fixed maturity securities
Gains	407	4,457
Losses	(7)	(31)
AFS equity securities
Gains	6,203	4,179
Losses	-	(233)
Total other net realized investment gains	6,390	8,176
Total OTTI charges recognized in earnings	(630)	(8,240)
Total net realized gains (losses)	$5,760	(64)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.  Proceeds from the sale of AFS securities were $71.7 million in First Quarter 2011.  In addition to calls and maturities, the net realized gain, excluding OTTI charges, in First Quarter 2011 was driven by the sale of AFS equity securities for proceeds of $56.8 million and realized gains of $6.2 million due to a reallocation of the equity portfolio to a high dividend yield equities strategy.  In First Quarter 2010, proceeds from the sale of AFS securities were $56.1 million with associated net realized gains of $8.4 million.  The sale of these securities was predominantly associated with tax planning purposes.

 NOTE 7.             Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,153,859	1,192,423	1,214,324	1,256,294
AFS	2,436,764	2,436,764	2,342,742	2,342,742
Equity securities, AFS	77,138	77,138	69,636	69,636
Short-term investments	156,437	156,437	161,155	161,155
Receivable for proceeds related to sale of Selective
HR Solutions (“Selective HR”)	4,689	4,689	5,002	5,002
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,905	55,687	49,904	55,190
6.70% Senior Notes	99,434	89,000	99,429	90,097
7.50% Junior Notes	100,000	100,080	100,000	99,840
2.90% borrowings from FHLBI	13,000	13,370	13,000	13,389
Total notes payable	$262,339	258,137	262,333	258,516

There have been no significant changes to the techniques used to value our financial instruments during First Quarter 2011.  For a discussion regarding these techniques, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” in our 2010 Annual Report.  For discussion of the sale of Selective HR, refer to Note 14. “Discontinued Operations” of this Form 10-Q.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2011 and December 31, 2010:

March 31, 2011		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 3/31/11	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$323,152	106,825	216,327	-
Foreign government	20,437	-	20,437	-
Obligations of states and political subdivisions	543,603	-	543,603	-
Corporate securities	1,040,577	-	1,040,577	-
ABS	58,826	-	58,826	-
CMBS	102,639	-	102,537	102
RMBS	347,530	-	347,530	-
Total AFS fixed maturity securities	2,436,764	106,825	2,329,837	102
Equity securities	77,138	77,138	-	-
Short-term investments	156,437	156,437	-	-
Receivable for proceeds related to sale of Selective HR	4,689	-	-	4,689
Total financial assets measured on a recurring basis	$2,675,028	340,400	2,329,837	4,791

December 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$320,529	105,317	215,212	-
Foreign government	18,966	-	18,966	-
Obligations of states and political subdivisions	533,897	-	533,897	-
Corporate securities	993,725	-	993,725	-
ABS	48,733	-	48,733	-
CMBS	104,475	-	104,290	185
RMBS	322,417	-	322,417	-
Total AFS fixed maturity securities	2,342,742	105,317	2,237,240	185
Equity securities	69,636	69,636	-	-
Short-term investments	161,155	161,155	-	-
Receivable for proceeds related to sale of Selective HR	5,002	-	-	5,002
Total financial assets measured on a recurring basis	$2,578,535	336,108	2,237,240	5,187

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following tables provide a summary of the changes in fair value of securities using Level 3 inputs.  The transfers of the CMBS, AFS securities in 2010 between levels in the fair value hierarchy were driven primarily by the availability and nature of the broker quotes used at the valuation dates:

First Quarter 2011		Receivable for
		Proceeds
		Related to Sale
($ in thousands)	CMBS, AFS2	of Selective HR3	Total

Fair value, December 31, 2010	$185	5,002	5,187
Total net gains (losses) for the period included in:
OCI1	111	-	111
Net income	(186)	-	(186)
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	(8)	(313)	(321)
Net transfers in and/or out of Level 3	-	-	-
Fair value, March 31, 2011	$102	4,689	4,791

2010			Receivable for Proceeds Related
			to Sale of
($ in thousands)	ABS, AFS2	CMBS, AFS2	Selective HR3	Total

Fair value, December 31, 2009	$-	-	12,300	12,300
Total net (losses) gains for the period included in:
OCI1	(22)	1,862	-	1,840
Net income	-	41	(5,460)	(5,419)
Purchases, sales, issuances, and settlements (net)	2,737	(148)	(1,838)	751
Net transfers in and/or out of Level 3	(2,715)	(1,570)	-	(4,285)
Fair value, December 31, 2010	$-	185	5,002	5,187

1	Amounts are reported in “Other net unrealized gains (losses) on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
2	Amounts are reported in “Net realized investment gains” on the Consolidated Statements of Income.
3	Amounts are reported in “Loss on disposal of discontinued operations, net of tax” for the receivable related to sale of Selective HR on the Consolidated Statements of Income.

NOTE 8.              Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred.  For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2010 Annual Report.

	Quarter ended
	March 31,
($ in thousands)	2011	2010
Premiums written:
Direct	$423,342	427,836
Assumed	5,653	5,242
Ceded	(67,160)	(64,987)
Net	$361,835	368,091

Premiums earned:
Direct	$412,879	413,558
Assumed	5,889	7,018
Ceded	(67,425)	(64,374)
Net	$351,343	356,202

Losses and loss expenses incurred:
Direct	$269,404	300,361
Assumed	3,833	1,900
Ceded	(24,031)	(48,118)
Net	$249,206	254,143

The ceded premiums and losses related to our involvement with the National Flood Insurance Program (“NFIP”), in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended
	March 31,
($ in thousands)	2011	2010
Ceded premiums written	$(48,314)	(45,892)
Ceded premiums earned	(47,948)	(44,485)
Ceded losses and loss expenses incurred	$(14,540)	(34,954)

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

The following summaries present revenue from continuing operations (net investment income and net realized gain (loss) on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from Continuing Operations by Segment	Quarter ended
	March 31,
($ in thousands)	2011	2010
Insurance Operations:
Net premiums earned:
Commercial automobile	$69,670	74,316
Workers compensation	62,526	64,641
General liability	82,566	85,221
Commercial property	48,193	50,336
Business owners’ policies	16,485	16,286
Bonds	4,767	4,603
Other	2,556	2,505
Total commercial lines	286,763	297,908
Personal automobile	36,962	34,320
Homeowners	24,555	20,493
Other	3,063	3,481
Total personal lines	64,580	58,294
Total net premiums earned	351,343	356,202
Miscellaneous income	2,770	2,266
Total Insurance Operations revenues	354,113	358,468
Investments:
Net investment income1	43,473	34,706
Net realized gain (loss) on investments	5,760	(64)
Total investment revenues	49,233	34,642
Total all segments	403,346	393,110
Other income	110	2
Total revenues from continuing operations	$403,456	393,112

Income from Continuing Operations, Before Federal Income Tax	Quarter ended
	March 31,
($ in thousands)	2011	2010
Insurance Operations:
Commercial lines underwriting	$(4,834)	(10,972)
Personal lines underwriting	(6,250)	(3,633)
Underwriting loss, before federal income tax	(11,084)	(14,605)
GAAP combined ratio	103.2%	104.1
Statutory combined ratio	102.6%	102.8
Investments:
Net investment income1	$43,473	34,706
Net realized gain (loss) on investments	5,760	(64)
Total investment income, before federal income tax	49,233	34,642
Total all segments	38,149	20,037
Interest expense	(4,557)	(4,842)
General corporate and other expenses	(5,820)	(7,548)

Income from continuing operations, before federal income tax	$27,772	7,647

1	Net investment income includes income from our alternative investments, which are accounted for under the equity method, of $11.6 million at March 31, 2011 and $3.9 million at March 31, 2010.

NOTE 10.            Retirement Plans
The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan.  For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$2,173	1,997	-	-
Interest cost	3,155	2,925	77	79
Expected return on plan assets	(3,482)	(2,816)	-	-
Amortization of unrecognized prior service cost	37	37	-	-
Amortization of unrecognized net loss	1,101	924	4	2
Net periodic cost	$2,984	3,067	81	81

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.55%	5.93	5.55%	5.93
Expected return on plan assets	8.00%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	-%	4.00

We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2011, $2.4 million of which has been funded as of March 31, 2011.

NOTE 11.            Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2011 and 2010 are as follows:

First Quarter 2011
($ in thousands)	Gross	Tax	Net
Net income	$27,772	6,223	21,549
Components of OCI:
Unrealized losses on securities:
Unrealized holding losses during the period	(933)	(327)	(606)
Portion of OTTI recognized in OCI	180	63	117
Amortization of net unrealized gains on HTM securities	(1,175)	(411)	(764)
Reclassification adjustment for gains included in net income	(5,749)	(2,012)	(3,737)
Net unrealized losses	(7,677)	(2,687)	(4,990)
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,105	387	718
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	1,142	400	742
Comprehensive income	$21,237	3,936	17,301

First Quarter 2010
($ in thousands)	Gross	Tax	Net
Net income	$6,431	628	5,803
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	15,200	5,320	9,880
Portion of OTTI recognized in OCI	2,275	797	1,478
Amortization of net unrealized gains on HTM securities	(5,753)	(2,014)	(3,739)
Reclassification adjustment for gains included in net income	(2,397)	(839)	(1,558)
Net unrealized gains	9,325	3,264	6,061
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	926	324	602
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	963	337	626
Comprehensive income	$16,719	4,229	12,490

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2011 are as follows:

March 31, 2011				Defined
	Net Unrealized Gain (Loss)			Benefit
				Pension
				and Post-	Total
	OTTI	HTM	All	Retirement	Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2010	$(4,593)	11,144	47,316	(46,843)	7,024
Changes in component during period	117	(1,449)	(3,658)	742	(4,248)
Balance, March 31, 2011	$(4,476)	9,695	43,658	(46,101)	2,776

NOTE 12.            Commitments and Contingencies
At March 31, 2011, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $61.9 million in alternative investments.  There is no certainty that any such additional investment will be required.

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

Our Insurance Subsidiaries also are involved from time-to-time in other legal actions, some of which assert claims for substantial amounts.  These actions include, among others, putative state class actions seeking certification of a state or national class.  Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies.  Our Insurance Subsidiaries also are involved from time-to-time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.  We believe that we have valid defenses to these cases.  We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

NOTE 14.            Discontinued Operations
In 2009, we sold 100% of our interest in Selective HR, which had historically comprised the human resource administration outsourcing segment of our operations.  We sold our interest for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  We have concluded that these proceeds are not directly related to the operations of Selective HR since we have no continuing involvement with the operations of this company and have no continuing cash flows other than these proceeds.  In First Quarter 2010, we recorded an after-tax charge of $0.8 million, primarily due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention.  As of March 31, 2011, our estimated sales price was approximately $6.9 million, of which $2.2 million has been received to date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives.  We caution prospective investors that such forward-looking statements are not guarantees of future performance.  Risks and uncertainties are inherent in our future performance.  Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below.  These risk factors may not be exhaustive.  We operate in a continually changing business environment and new risk factors may emerge from time to time.  We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report.  In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.  We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction
We offer property and casualty insurance products through our various subsidiaries.  We classify our business into two operating segments:  (i) Insurance Operations, which consists of commercial lines (“Commercial Lines”) and personal lines (“Personal Lines”), including our flood lines of business; and (ii) Investments.

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.  Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for First Quarter 2011 and 2010;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Ratings;
•	Pending Accounting Pronouncements;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete.  Such estimates and judgments affect the reported amounts in the consolidated financial statements.  Those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following:  (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) premium audit; (iv) pension and post-retirement benefit plan actuarial assumptions; (v) other-than-temporary investment impairments; and (vi) reinsurance.  These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop.  If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.  For additional information regarding our critical accounting policies, refer to our 2010 Annual Report, pages 44 through 54.

Financial Highlights of Results for First Quarter 2011 and 20101

	Unaudited
	Quarter Ended
	March 31,
($ and shares in thousands)	2011	2010	Change
GAAP measures:
Revenues	$403,456	393,112	3%
Pre-tax net investment income	43,473	34,706	25
Pre-tax net income	27,772	6,431	332
Net income	21,549	5,803	271
Diluted net income per share	0.39	0.11	255
Diluted weighted-average outstanding shares	55,054	54,217	2
GAAP combined ratio	103.2%	104.1	(0.9	)pts
Statutory combined ratio	102.6%	102.8	(0.2)
Return on average equity	8.0%	2.3	5.7
Non-GAAP measures:
Operating income2	$17,805	6,635	168%
Diluted operating income per share2	0.32	0.12	167
Operating return on average equity2	6.6%	2.6	4.0	pts

1 Refer to the Glossary of Terms attached to our 2010 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
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

Pre-tax net income increased by $21.3 million in First Quarter 2011 compared to the same period last year.  The increase was driven by:

•
Pre-tax net investment income earned, which increased $8.8 million, to $43.5 million, due to higher alternative investment income of $7.7 million, to $11.6 million.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information regarding our alternative investment portfolio.

•
Pre-tax net realized gains, which increased $5.9 million from a realized loss of $0.1 million to a realized gain of $5.8 million.  This improvement was primarily due to lower pre-tax non-cash OTTI charges of $7.6 million, the specifics of which are outlined in Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

•	Pre-tax underwriting losses, which decreased by $3.5 million, to $11.1 million, reflecting:
•
Catastrophe losses that decreased by $17.4 million compared to First Quarter 2010 and included approximately $5 million of favorable prior year catastrophe development from 2010 hail losses that did not materialize;

•	Favorable prior year casualty development of $4 million, partially offset by $1 million of unfavorable other property development, compared to $9 million in First Quarter 2010; and
•	An increase in non-catastrophe losses of $10.0 million driven by non-weather related fire damages.

Tax expense from continuing operations increased by $5.2 million, to $6.2 million, primarily driven by the increase in pre-tax investment income and net realized gains as discussed above.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2011	2010

Operating income	$17,805	6,635
Net realized gains (losses), net of tax	3,744	(42)
Loss on disposal of discontinued operations, net of tax	-	(790)
Net income	$21,549	5,803

Diluted operating income per share	$0.32	0.12
Diluted net realized gains per share	0.07	-
Diluted net loss on discontinued operations per share	-	(0.01)
Diluted net income per share	$0.39	0.11

Operating income increased in First Quarter 2011 compared to the same period last year reflecting the improvements in net investment income and underwriting results mentioned above.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 980 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 81% of net premium written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 19% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations” section of Item 1. “Business.” of our 2010 Annual Report.

Summary of Insurance Operations

All Lines	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points
GAAP Insurance Operations Results:
NPW	$361,835	368,091	(2	) %
Net premiums earned (“NPE”)	351,343	356,202	(1)
Less:
Losses and loss expenses incurred	249,206	254,143	(2)
Net underwriting expenses incurred	111,935	115,169	(3)
Dividends to policyholders	1,286	1,495	(14)
Underwriting loss	$(11,084)	(14,605)	24%
GAAP Ratios:
Loss and loss expense ratio	70.9%	71.3	(0.4	)pts
Underwriting expense ratio	31.9	32.4	(0.5)
Dividends to policyholders ratio	0.4	0.4	-
Combined ratio	103.2	104.1	(0.9)
Statutory Ratios:
Loss and loss expense ratio	70.9	71.3	(0.4)
Underwriting expense ratio	31.3	31.1	0.2
Dividends to policyholders ratio	0.4	0.4	-
Combined ratio	102.6%	102.8	(0.2	)pts

•
NPW decreased in First Quarter 2011 compared to First Quarter 2010 primarily due to a highly competitive commercial lines marketplace coupled with a slow economic recovery.  We have experienced a decrease in exposure given the reduction in payroll and sales consistent with the soft economy and the fact that our contractors business, one of the most affected industries in the economic downturn, accounted for 36% of our Commercial Lines business in First Quarter 2011 and 37% in First Quarter 2010.  These factors are reflected in the following:

o	Reductions in new business premiums of $16.4 million, to $60.1 million;
o	Audit return premium of $3.7 million in First Quarter 2011 compared to $11.3 million in First Quarter 2010;
o	Endorsement return premium of $0.4 million in First Quarter 2011 compared to $4.7 million in First Quarter 2010; and
o	Reductions in net renewals of $3.5 million, to $317.3 million, partially offset by Commercial Lines renewal pure price increases of 2.8% in First Quarter 2011.

•	NPE decreases in First Quarter 2011 were consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2011 as compared to the twelve-month period ended March 31, 2010.

•	The GAAP loss and loss expense ratio decreased in First Quarter 2011 compared to the prior year reflecting:
o
A decrease in catastrophe losses of $17.4 million, or 4.9 points, to $6.8 million.  The First Quarter 2011 catastrophe losses include approximately $5 million, or 1.3 points, of favorable prior year property development from 2010 hail losses that did not materialize;

o
Favorable prior year casualty development of approximately $4 million, or 1.1 points, partially offset by $1 million of unfavorable other property development compared to approximately $9 million, or 2.4 points, in First Quarter 2010; and

o	An increase in non-catastrophe losses of $10.0 million, or 3.1 points, to $61.1 million driven by non-weather related fire damages.

The GAAP underwriting expense ratio in First Quarter 2011 decreased by 0.5 points compared to First Quarter 2010 primarily driven by lower payments of profitability-based incentives to our agents.

Insurance Operations Outlook
Our Insurance Operations segment reported a statutory combined ratio of 102.6% for First Quarter 2011, which includes a statutory combined ratio of 100.6% for Commercial Lines and 111.5% for Personal Lines.  The commercial lines industry remains very competitive and market dynamics have not led to broad-based renewal price increases.  In an effort to write profitable business in the current commercial and personal lines environment, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.

In addition, we continue to focus our pricing efforts to improve profitability on our worst performing business while focusing on retention of our best performing business.  A recent report from the Commercial Lines Insurance Pricing Survey showed that industry pricing declined by 0.6% during the fourth quarter of 2010.  The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  Commercial Lines renewal pure price increased 2.8% in First Quarter 2011, while retention increased one point, to 80%, compared to the prior year.  It remains to be seen if the environment will become more conducive to better pricing considering:  (i) the low interest rate environment that has continued to put pressure on investment yields; (ii) an A.M. Best Commercial Lines industry statutory combined ratio projection for 2011 of 110.0%; (iii) higher anticipated reinsurance costs (see the “Reinsurance” section below for more detail); and (iv) declining industry profitability.

The personal lines market has been more receptive to price increases and our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect in 2010 and 2011, which are expected to generate an additional $21.7 million in annual premium.  We were able to obtain increased Personal Lines renewal pure pricing of 6.6% in First Quarter 2011 while retention increased one point, to 86%.

In January 2011, A.M. Best revised its outlook for the commercial lines industry from stable to negative, reflecting:  (i) continued competitive market conditions; (ii) gradual price deterioration; and (iii) reduced levels of favorable loss reserve development.  Combined with loss cost inflation, they believe the pricing trend will continue to compress margins for the commercial lines industry, and they project a 2011 combined ratio of 110.0% for this line.  However, A.M. Best is maintaining a stable outlook for the personal lines industry, and they project a 2011 combined ratio of 98.5% for this line, as operating performance is expected to remain adequate during 2011 while capitalization will continue to be strong.  A.M. Best expects continued strain on operating performance and capital levels because of economic uncertainty, pricing pressure, and low investment returns; however they believe that the industry is sufficiently capitalized to withstand these challenges.  A.M. Best is projecting a combined ratio of 103.5% in 2011, which includes 4.5 points of catastrophe losses.  Fitch expressed a similar combined ratio projection, stating a 103.6% in its report entitled “2011 Outlook: U.S. Property/Casualty Insurance.”  Their outlook for next year, however, remains stable for both commercial and personal lines.

Given the rate increases we were able to achieve in 2010 that will be earned in 2011, we are expecting to generate overall full year statutory and GAAP combined ratios of between 101% and 102%, which include an elevated catastrophe loss assumption of two points.  Combined ratios do not include any assumptions for additional reserve development, favorable or unfavorable.  Weighted average shares at year-end 2011 are expected to be approximately 55 million.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended March 31,		Change % or
($ in thousands)	2011	2010	Points
GAAP Insurance Operations Results:
NPW	$300,334	311,909	(4)%
NPE	286,763	297,908	(4)
Less:
Losses and loss expenses incurred	196,022	208,221	(6)
Net underwriting expenses incurred	94,289	99,164	(5)
Dividends to policyholders	1,286	1,495	(14)
Underwriting loss	$(4,834)	(10,972)	56%
GAAP Ratios:
Loss and loss expense ratio	68.4%	69.9	(1.5)	pts
Underwriting expense ratio	32.9	33.3	(0.4)
Dividends to policyholders ratio	0.4	0.5	(0.1)
Combined ratio	101.7	103.7	(2.0)
Statutory Ratios:
Loss and loss expense ratio	68.4	69.9	(1.5)
Underwriting expense ratio	31.8	31.5	0.3
Dividends to policyholders ratio	0.4	0.5	(0.1)
Combined ratio	100.6%	101.9	(1.3)	pts

•
NPW decreased in First Quarter 2011 compared to the same period last year due to the continued competitive insurance marketplace and economic conditions, particularly in the contractors class, which accounted for 36% of our total Commercial Lines business.  We have experienced the most significant NPW decreases in our workers compensation and commercial automobile lines of business due to reduced levels of exposure consistent with the unemployment level.  The impact of the competitive marketplace and economic conditions are evidenced by the following:

o	Reductions in new business of $15.4 million, to $47.2 million;
o	Audit return premium of $3.7 million in First Quarter 2011, compared to $11.3 million in First Quarter 2010;
o	Endorsement return premium of $0.5 million in First Quarter 2011, compared to $4.8 million in First Quarter 2010; and
o
Reductions in net renewals of $9.9 million, or 4%, to $267.2 million.  Retention was up one point to 80%, compared to the same period last year; however, this was driven by accounts that have a lower average policy size.  Renewal pure price increases were 2.8% in First Quarter 2011, compared to 3.4% in First Quarter 2010.

•
NPE decreases in First Quarter 2011 compared to the First Quarter 2010 are consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2011 as compared to the twelve-month period ended March 31, 2010.

•	The 1.5-point decrease in the GAAP loss and loss expense ratio from First Quarter 2010 reflects:
o
A reduction in catastrophe losses of $12.7 million, or 4.2 points, in First Quarter 2011 due in part to favorable prior year property development of approximately $4 million, or 1.4 points, from 2010 hail storms as mentioned above; and

o
Approximately $4 million, or 1.4 points, of favorable casualty prior year development in First Quarter 2011 compared to approximately $9 million, or 3.1 points, in First Quarter 2010.  For further detail regarding the development in First Quarter 2011 and 2010 see the following lines of business discussions.

The reduction in the GAAP underwriting expense ratio is primarily driven by lower payments of profitability-based incentives to our agents in First Quarter 2011.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points

Statutory NPW	$88,772	89,534	(1)%
Statutory NPE	82,566	85,221	(3)
Statutory combined ratio	100.3%	92.8	7.5	pts
% of total statutory commercial NPW	30%	29

We continue to see improvements in pricing in this line as our renewal pure price increase was 4.1% in First Quarter 2011.  However, despite our ability to achieve price increases, slow economic recovery and the competitive nature of the insurance marketplace have impacted NPW on this line compared to First Quarter 2010 as evidenced by the following:
o	New business down 21%, or $3.4 million, to $12.9 million;
o	Net renewals down 3%, or $2.9 million, to $80.9 million;
o	Audit return premium of $3.3 million in First Quarter 2011, compared to $6.8 million in First Quarter 2010; and
o	Endorsement premium of $0.3 million in First Quarter 2011, compared to return premium of $1.6 million in First Quarter 2010.

As of March 31, 2011, approximately 56% of our premium in this line is subject to audit.  At the end of the policy period, actual exposure units (usually sales or payroll) on policies with premium subject to audit are compared to beginning of period estimates and a return premium or additional premium transaction occurs.

The increase in the statutory combined ratio for First Quarter 2011 compared to the same period last year was driven by favorable prior year development of approximately $3 million, or 3.5 points, in First Quarter 2011 compared to approximately $9 million, or 10.6 points, in First Quarter 2010.  The prior year development was driven by the following:
•	2011: 2008 and prior accident years partially offset by adverse development in the 2010 accident year;
•	2010: 2006 and prior accident years.

Workers Compensation

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points

Statutory NPW	$67,768	72,183	(6)%
Statutory NPE	62,526	64,641	(3)
Statutory combined ratio	122.8%	116.7	6.1	pts
% of total statutory commercial NPW	23%	23

In First Quarter 2011, we continued to experience NPW decreases, despite renewal pure price increases of 3.3%, reflecting reduced levels of exposure consistent with the elevated unemployment rate.  This is evidenced by the following:
o	Net renewals down 11%, or $7.7 million, to $60.6 million;
o	New business down 24%, or $3.5 million, to $11.3 million;
o	Audit return premium of $2.7 million in First Quarter 2011, compared to $6.9 million in First Quarter 2010; and
o	Endorsement return premium of $0.2 million in First Quarter 2011, compared to $1.6 million in First Quarter 2010.

The increase in the statutory combined ratio of this line in First Quarter 2011 compared to First Quarter 2010 reflects increased loss costs, as well as continued unfavorable casualty prior year development, and declining premiums, the trend of which we expect to continue throughout 2011.  The prior year development was driven by severity in the following accident years:
•	2011: $6 million of unfavorable development related to the 2010 accident year; and
•	2010: $6 million of unfavorable development related to the 2008 and 2009 accident years.

Commercial Automobile

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points

Statutory NPW	$71,729	75,485	(5)%
Statutory NPE	69,670	74,316	(6)
Statutory combined ratio	92.3%	90.9	1.4	pts
% of total statutory commercial NPW	24%	24

As with our general liability and workers compensation lines of business, economic factors continue to put pressure on NPW for this line as exposure levels are reduced.  This is primarily evidenced in new business, which is down 26% or $3.5 million, to $9.8 million, in First Quarter 2011.

The increase in the statutory combined ratio was primarily driven by lower favorable casualty prior year development in First Quarter 2011 compared to First Quarter 2010.  Prior year casualty development was as follows:
o	2011: $5 million, or 6.5 points, driven by accident years 2006 through 2009; and
o	2010: $7 million, or 8.7 points, due to lower than anticipated severity primarily in the 2008 and prior accident years.

Commercial Property

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points

Statutory NPW	$48,331	50,139	(4)%
Statutory NPE	48,193	50,336	(4)
Statutory combined ratio	86.8%	108.4	(21.6	)pts
% of total statutory commercial NPW	16%	16

NPW for this line of business decreased in First Quarter 2011 compared to First Quarter 2010 primarily due to new business, which was down 31%, or $3.2 million, to $7.4 million.  Partially offsetting this decrease was an increase of net renewals of 2%, or $1.0 million, to $45.0 million in First Quarter 2011.

The decrease in the statutory combined ratio was driven by a decrease in catastrophe losses of $10.3 million, or 20.2 points, to $3.7 million, in First Quarter 2011.  The increased levels of catastrophe losses during First Quarter 2010 were mainly due to several storms impacting the northeast and mid-Atlantic states.  These storms resulted in significant levels of wind and water damage, as well as claims resulting from roof collapses due to the weight of snow.  The decrease in catastrophe losses was also due in part to favorable prior year property development of $3.8 million, or 7.9 points, from 2010 hail storms that did not materialize.

Personal Lines

Personal Lines	Quarter ended		Change
	March 31,		% or
($ in thousands)	2011	2010	Points
GAAP Insurance Operations Results:
NPW	$61,501	56,182	9%
NPE	64,580	58,294	11
Less:
Losses and loss expenses incurred	53,184	45,922	16
Net underwriting expenses incurred	17,646	16,005	10
Underwriting loss	$(6,250)	(3,633)	(72)%
GAAP Ratios:
Loss and loss expense ratio	82.4%	78.8	3.6	pts
Underwriting expense ratio	27.3	27.4	(0.1)
Combined ratio	109.7	106.2	3.5
Statutory Ratios:
Loss and loss expense ratio	82.2	78.8	3.4
Underwriting expense ratio	29.3	28.3	1.0
Combined ratio	111.5%	107.1	4.4	pts

•	NPW increased in First Quarter 2011 compared to First Quarter 2010 primarily due to:
o	A renewal pure price increase of 6.6% in First Quarter 2011; and
o
Net renewal direct premium written increases of $6.4 million, or 15%, to $50.1 million, for First Quarter 2011.  This increase reflects retention of 86% in First Quarter 2011 compared to 84% in First Quarter 2010.

•
NPE increases in First Quarter 2011, compared to the same period last year, are consistent with the fluctuation in NPW for the 12-month period ended March 31, 2011 as compared to the 12-month period ended March 31, 2010.

•
The 3.6-point increase in the GAAP loss and loss expense ratio in First Quarter 2011 compared to First Quarter 2010 was primarily attributable to an increase in non-catastrophe property losses of $9.1 million, or 11.4 points.  During First Quarter 2011, large claim property activity (more than $100,000) amounted to $8.4 million from 25 claims compared to $2.5 million from 8 claims for First Quarter 2010.  The increase in non-catastrophe property losses was partially offset by a decrease in catastrophe losses of $4.7 million, or 8.3 points, to $1.8 million in First Quarter 2011.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, our Personal Lines strategy includes:  (i) continued improvement in quality of new business focusing on low-frequency and high retaining business through the use of our predictive modeling tools and fortifying our relationships with our independent agents; (ii) continued diversification in our territory structure; and (iii) providing the excellent service that our policyholders and agents demand.  The rate increases that we anticipate obtaining in 2011 are expected to generate an additional $16.0 million in annual premium.  Policy retention continues to be positive, despite increases to our rates over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency accounts in our core book of business.

Reinsurance
On February 28, 2011, Risk Management Solutions, Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its US Hurricane Model.  RMS version 11 model incorporates increased vulnerability of construction assumptions and increases to wind hazards further inland.  Reinsurance brokers indicate that the RMS version change created significant increases in modeled losses across portfolios with different geographic and business mix attributes.  The modeled results of our portfolio indicate increases in losses of between 70%-100% of the RMS version 9 results.  Below is a summary of the largest 3 actual hurricane losses that we experienced in the past 20 years:

Accident Year	Hurricane Name	Actual Loss ($ in millions)
1989	Hurricane Hugo	$26.0
1999	Hurricane Floyd	14.5
2003	Hurricane Isabel	13.4

We view catastrophe modeling as an important tool in our management of aggregation risk.  The significant shift of the results created by the latest update to the RMS model, as well as the differences in the modeled losses for the same portfolio between RMS and AIR Worldwide (“AIR”) hurricane models, demonstrates the limitations of available models.  We therefore use these models to gauge the general direction of change in our risk profile rather than a precise risk indicator.  Modeling results are an important part of the determination of the amount of reinsurance we seek to purchase to transfer some of our catastrophic risk.  As a result of our blended view of RMS’s v. 11.0 and AIR v. 12, on April 22, 2011 we purchased an additional $75 million layer of catasrophe coverage. This brings the Catastrophe Excess of Loss program to $435 million in excess of $40 million retention.

The following table presents modeled hurricane losses on a near-term basis from:  (i) RMS’s v. 9.0; (ii) RMS’s v. 11.0; and (iii) AIR v. 12.  These projections are based on the Insurance Subsidiaries’ property book of business as of July 2010:

($ in thousands)	RMS v. 9.0			RMS v. 11.0			AIR v. 12
Occurrence Exceedence Probability3	Gross Losses RMS v.9.0	Net Losses1	Net Losses as a Percent of Equity2	Gross Losses RMS v.11.0	Net Losses1	Net Losses as a Percent of Equity2	Gross Losses AIR v.12	Net Losses1	Net Losses as a Percent of Equity2

4.0% (1 in 25 year event)	$58,201	27,675	3%	$113,995	33,038	3%	$97,588	31,300	3%
2.0% (1 in 50 year event)	121,799	33,883	3	230,242	43,926	4	168,590	38,951	4
1.0% (1 in 100 year event)	228,213	43,820	4	412,597	54,642	5	284,973	46,771	4
0.4% (1 in 250 year event)	457,873	61,438	6	784,332	265,074	24	573,510	128,041	12

1 Losses are after tax, based on total reinsurance program of $435 million excess of $40 million and includes applicable reinstatement premium.
2 Equity as of March 31, 2011.
3 Current Catastrophic Excess of Loss program exhaust at 1 in 153 year event with corresponding net loss to equity of 6% based on blended model results.  The blended model results for a 1 in 250 year event corresponds to net losses equal to 18% of equity.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios.  The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.  During First Quarter 2011 we began repositioning our equity portfolio into a high dividend yield equities strategy that is benchmarked to the Standards and Poor’s (“S&P”) 500 Index.  The return objective for other investments, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	March 31, 2011	December 31, 2010	Change %

Total invested assets	$3,960,346	3,925,722	1%
Unrealized gain – before tax	75,195	82,872	(9)
Unrealized gain – after tax	48,877	53,867	(9)

Our investment portfolio totaled $4.0 billion at March 31, 2011, an increase of 1% compared to December 31, 2010.  This increase was driven primarily by cash flows generated from our Insurance Operations, partially offset by reductions in valuations associated with our available for sale (“AFS”) portfolio resulting in our unrealized gain position declining by $7.7 million on a pre-tax basis, to $75.2 million, as of March 31, 2011.

The breakdown of our investment portfolio, which generally remained unchanged from December 31, 2010, is as follows:

	March 31,	December 31,
	2011	2010
U.S. government obligations	11%	11%
Foreign government obligations	1	1
State and municipal obligations	35	36
Corporate securities	28	27
Mortgage-backed securities (“MBS”)	14	14
Asset-backed securities (“ABS”)	2	2
Total fixed maturity securities	91	91

Equity securities	2	2
Short-term investments	4	4
Other investments	3	3
Total	100%	100%

We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The duration of the fixed maturity securities portfolio as of March 31, 2011, including short-term investments, was an average of 3.4 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years.  The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

Our fixed maturity securities portfolio carries a weighted average credit rating of “AA” despite ratings migration over the past year due to general economic conditions and our recent heavier allocation to investment-grade corporate bonds.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	March 31,	December 31,
Security Rating	2011	2010
Aaa/AAA	42%	42%
Aa/AA	28%	28%
A/A	22%	21%
Baa/BBB	7%	8%
Ba/BB or below	1%	1%
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations1	$323.2	6.9	AAA	320.5	8.1	AAA
Foreign government obligations	20.4	(0.1)	AA	19.0	-	AA
State and municipal obligations	543.6	22.0	AA+	533.9	21.9	AA+
Corporate securities	1,040.6	17.9	A	993.7	19.9	A
MBS	450.2	7.0	AA+	426.9	6.7	AA+
ABS	58.8	0.1	AA+	48.7	0.2	AAA
Total AFS fixed maturity portfolio	$2,436.8	53.8	AA	2,342.7	56.8	AA

State and Municipal Obligations:
General obligations	$296.9	11.4	AA+	289.6	11.1	AA+
Special revenue obligations	246.7	10.6	AA	244.3	10.8	AA
Total state and municipal obligations	$543.6	22.0	AA+	533.9	21.9	AA+

Corporate Securities:
Financial	$320.9	5.5	A+	289.9	4.5	A+
Industrials	78.0	3.3	A	77.0	3.6	A-
Utilities	62.8	(0.1)	A-	56.5	0.2	BBB+
Consumer discretion	83.6	0.6	A-	98.9	1.1	A-
Consumer staples	115.3	1.7	A	101.6	2.1	A-
Healthcare	140.1	3.2	AA-	138.0	4.1	AA-
Materials	48.7	0.5	BBB+	57.0	0.8	A-
Energy	54.1	1.3	A	49.5	1.2	A
Information technology	64.4	0.2	A+	51.5	0.4	A+
Telecommunications services	49.6	0.1	A-	50.5	0.2	A-
Other	23.1	1.6	AA+	23.3	1.7	AA+
Total corporate securities	$1,040.6	17.9	A	993.7	19.9	A

MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$69.7	2.4	AAA	71.9	3.3	AAA
Non-agency CMBS	33.0	(1.3)	A	32.6	(2.1)	A-
Government guaranteed agency residential MBS (“RMBS”)	89.5	3.0	AAA	91.1	3.0	AAA
Other agency RMBS	211.3	3.2	AAA	183.6	3.8	AAA
Non-agency RMBS	37.8	(0.2)	BBB-	38.3	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	8.9	(0.1)	AA+	9.4	(0.3)	AAA
Total MBS	$450.2	7.0	AA+	426.9	6.7	AA+

ABS:
ABS	$58.0	0.1	AAA	47.8	0.2	AAA
Sub-prime ABS2, 3	0.8	-	D	0.9	-	D
Total ABS	$58.8	0.1	AA+	48.7	0.2	AAA

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3 Subprime ABS consists of one security that is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at March 31, 2011 and December 31, 2010:

March 31, 2011	Fair	Carry	Unrecognized Holding Gain	Unrealized Gain (Loss) in	Total Unrealized/ Unrecognized	Average Credit
($ in millions)	Value	Value	(Loss)	AOCI	Gain (Loss)	Quality
HTM Portfolio:
U.S. government obligations1	$97.8	94.2	3.6	4.5	8.1	AAA
Foreign government obligations	5.4	5.7	(0.3)	0.4	0.1	AA+
State and municipal obligations	874.8	859.8	15.0	19.2	34.2	AA
Corporate securities	81.5	72.8	8.7	(3.7)	5.0	A
MBS	122.0	111.8	10.2	(5.7)	4.5	AA+
ABS	10.9	9.6	1.3	(2.3)	(1.0)	A
Total HTM portfolio	$1,192.4	1,153.9	38.5	12.4	50.9	AA

State and Municipal Obligations:
General obligations	$249.3	245.0	4.3	8.9	13.2	AA
Special revenue obligations	625.5	614.8	10.7	10.3	21.0	AA
Total state and municipal obligations	$874.8	859.8	15.0	19.2	34.2	AA

Corporate Securities:
Financial	$23.6	20.3	3.3	(2.2)	1.1	A-
Industrials	22.5	19.3	3.2	(1.2)	2.0	A
Utilities	16.6	16.0	0.6	(0.1)	0.5	A
Consumer discretion	7.7	7.0	0.7	0.2	0.9	AA-
Consumer staples	5.3	5.0	0.3	(0.1)	0.2	A
Materials	2.2	1.9	0.3	(0.1)	0.2	BBB-
Energy	3.6	3.3	0.3	(0.2)	0.1	BBB-
Total corporate securities	$81.5	72.8	8.7	(3.7)	5.0	A

MBS:
Government guaranteed agency CMBS	$8.0	7.8	0.2	-	0.2	AAA
Non-agency CMBS	40.2	32.6	7.6	(6.7)	0.9	AA
Government guaranteed agency RMBS	4.4	3.9	0.5	(0.1)	0.4	AAA
Other agency RMBS	69.3	67.4	1.9	1.1	3.0	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$122.0	111.8	10.2	(5.7)	4.5	AA+

ABS:
ABS	$8.0	7.0	1.0	(0.8)	0.2	A-
Alt-A ABS	2.9	2.6	0.3	(1.5)	(1.2)	AA-
Total ABS	$10.9	9.6	1.3	(2.3)	(1.0)	A

December 31, 2010	Fair	Carry	Unrecognized Holding Gain	Unrealized Gain (Loss) in Accumulated	Total Unrealized/ Unrecognized	Average Credit
($ in millions)	Value	Value	(Loss)	OCI	Gain (Loss)	Quality
HTM Portfolio:
U.S. government obligations1	$103.1	98.1	5.0	4.7	9.7	AAA
Foreign government obligations	5.6	5.6	-	0.3	0.3	AA+
State and municipal obligations	912.3	896.6	15.7	22.2	37.9	AA
Corporate securities	82.1	72.7	9.4	(4.0)	5.4	A-
MBS	141.3	130.8	10.5	(6.3)	4.2	AAA
ABS	11.9	10.5	1.4	(2.4)	(1.0)	A
Total HTM portfolio	$1,256.3	1,214.3	42.0	14.5	56.5	AA

State and Municipal Obligations:
General obligations	$240.3	236.8	3.5	9.7	13.2	AA
Special revenue obligations	672.0	659.8	12.2	12.5	24.7	AA
Total state and municipal obligations	$912.3	896.6	15.7	22.2	37.9	AA

Corporate Securities:
Financial	$23.5	20.0	3.5	(2.5)	1.0	A-
Industrials	22.8	19.4	3.4	(1.2)	2.2	A
Utilities	16.9	16.1	0.8	(0.1)	0.7	BBB
Consumer discretion	7.7	7.1	0.6	0.2	0.8	AA-
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.7	3.3	0.4	(0.2)	0.2	BB+
Total corporate securities	$82.1	72.7	9.4	(4.0)	5.4	A-

MBS
Government guaranteed agency CMBS	$9.2	8.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AAA
Non-agency CMBS	42.1	35.0	7.1	(7.4)	(0.3)	AA+
Government guaranteed agency RMBS	4.5	4.0	0.5	(0.1)	0.4	AAA
Other agency RMBS	81.8	79.2	2.6	1.2	3.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$141.3	130.8	10.5	(6.3)	4.2	AAA

ABS:
ABS	$9.1	8.0	1.1	(0.9)	0.2	A-
Alt-A ABS	2.8	2.5	0.3	(1.5)	(1.2)	AA-
Total ABS	$11.9	10.5	1.4	(2.4)	(1.0)	A

1U.S. government includes corporate securities fully guaranteed by the FDIC.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of March 31, 2011:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$372,042	AA-	AA-
Assured Guaranty	233,349	AA+	AA-
Ambac Financial Group, Inc.	99,748	AA-	AA-
Other	20,613	AA	AA
Total	$725,752	AA	AA-

To manage and mitigate exposure, we perform analyses on MBS both at the time of purchase and as part of the ongoing portfolio evaluation.  This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets.  We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at March 31, 2011:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$92,224	1,036	71,026	164,286	AA
Washington	45,341	-	45,158	90,499	A+
Arizona	6,693	-	67,982	74,675	AA
Florida	-	504	68,614	69,118	A+
North Carolina	22,844	21,724	22,982	67,550	AA+
New York	-	-	66,439	66,439	AA+
Ohio	13,644	7,315	36,726	57,685	AA+
Illinois	19,653	-	37,241	56,894	AA-
Minnesota	5,211	40,617	6,817	52,645	AAA
Colorado	27,896	1,865	20,726	50,487	A+
Other	121,729	75,830	378,853	576,412	AA-
	355,235	148,891	822,564	1,326,690	AA
Advanced refunded/escrowed to maturity bonds	29,740	12,408	49,596	91,744	AA-
Total	$384,975	161,299	872,160	1,418,434	AA

There has recently been widespread concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures.  This has led to speculation about potential fallout on the municipal bond market.  Overall, we are comfortable with the quality, composition, and diversification of our $1.4 billion municipal bond portfolio, but we closely monitor our exposure, particularly in light of the changing landscape for municipalities.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 36% maturing within three years, with another 32% maturing between three and five years.  The weightings of the municipal bond portfolio are: 62% of high-quality revenue bonds that have dedicated revenue streams, 27% of local general obligation bonds, and 11% of state general obligation bonds.  In addition, approximately 6% of the municipal bond portfolio has been refunded in advance.  Our largest state exposure is to Texas, at 12% excluding the impact of advanced refunded bonds.  Of the $92 million in local Texas general obligation bonds, $48 million represents investments in Texas Permanent School Fund bonds, which are considered to be of lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2010.  For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2010 Annual Report.

As of March 31, 2011, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			March 31, 2011
	Carrying Value		Remaining
($ in thousands)	March 31, 2011	December 31, 2010	Commitment
Alternative Investments:
Energy/power generation	$32,309	35,560	10,627
Secondary private equity	26,799	26,709	12,742
Private equity	22,302	21,601	7,918
Distressed debt	21,097	20,432	3,549
Real estate	14,960	14,192	10,706
Mezzanine financing	8,926	10,230	15,123
Venture capital	7,084	6,386	1,200
Total alternative investments	133,477	135,110	61,865
Other securities	2,671	2,755	-
Total other investments	$136,148	137,865	61,865

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $61.9 million in these alternative investments through commitments that currently expire at various dates through 2022.  For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or
($ in thousands)	2011	2010	Points
Fixed maturity securities	$33,123	33,196	-%
Equity securities	317	452	(30)
Short-term investments	62	100	(38)
Other investments	11,666	3,932	197
Investment expenses	(1,695)	(2,974)	(43)
Net investment income earned – before tax	43,473	34,706	25
Net investment income tax expense	(11,348)	(7,881)	44
Net investment income earned – after tax	$32,125	26,825	20

Effective tax rate on net investment income	26.1%	22.7	3.4	pts
Annual after-tax yield on fixed maturity securities	2.8	2.9	(0.1)
Annual after-tax yield on investment portfolio	3.3	2.8	0.5

Net investment income earned, before tax, increased by $8.8 million for First Quarter 2011 compared to First Quarter 2010, primarily driven by income from our alternative investments within our investment portfolio.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended March 31,
($ in thousands)	2011	2010	Change
Energy/power generation	$4,555	2,066	2,489
Private equity	2,577	708	1,869
Secondary private equity	1,649	1,019	630
Distressed debt	973	764	209
Real estate	769	(1,865)	2,634
Venture capital	758	266	492
Mezzanine financing	360	937	(577)
Other	25	37	(12)
Total other investment income	$11,666	3,932	7,734

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized gains were as follows:

	Quarter ended
	March 31,
($ in thousands)	2011	2010
HTM fixed maturity securities
Gains	$1	44
Losses	(214)	(240)
AFS fixed maturity securities
Gains	407	4,457
Losses	(7)	(31)
AFS equity securities
Gains	6,203	4,179
Losses	-	(233)
Total other net realized investment gains	6,390	8,176
Total OTTI charges recognized in earnings	(630)	(8,240)
Total net realized gains (losses)	$5,760	(64)

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

There were no securities sold at a loss during First Quarter 2011.  The following table presents the period of time that securities sold at a loss in First Quarter 2010 were continuously in an unrealized loss position prior to sale:

Period of Time in an	March 31, 2010
Unrealized Loss Position	Fair
	Value on	Realized
($ in thousands)	Sale Date	Loss
Fixed maturities:
0 – 6 months	$5,059	31
7 – 12 months	-	-
Greater than 12 months	-	-
Total fixed maturities	5,059	31
Equities:
0 – 6 months	4,128	233
7 – 12 months	-	-
Total equity securities	4,128	233
Total	$9,187	264

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

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:
	Quarter ended
	March 31,
($ in thousands)	2011	2010
HTM securities
ABS	$-	31
CMBS	-	2,661
Total HTM securities	-	2,692

AFS securities
Obligations of state and political subdivisions	17	-
Corporate securities	244	-
CMBS	330	-
RMBS	39	5,548
Total AFS securities	630	5,548

Total OTTI charges recognized in earnings	$630	8,240

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

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.  In addition, for qualitative information regarding these charges, see Note 6. “Investments,” included in Item 1. “Financial Statements” of this Form 10-Q.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$24,503	(208)	-	-
Foreign government	12,302	(349)	-	-
Obligations of states and political subdivisions	48,319	(375)	-	-
Corporate securities	387,556	(9,740)	-	-
ABS	34,040	(308)	823	(59)
CMBS	5,337	(57)	9,443	(2,090)
RMBS	92,567	(1,490)	7,848	(560)
Total fixed maturity securities	604,624	(12,527)	18,114	(2,709)
Equity securities	6,202	(93)	-	-
Subtotal	$610,826	(12,620)	18,114	(2,709)

	Less than 12 months			12 months or longer
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses1	Gains (Losses)3	Fair Value	Unrealized Losses1	Gains (Losses)3
HTM securities
Obligations of states and political subdivisions	$36,349	(819)	437	25,772	(1,821)	521
ABS	467	(546)	(479)	2,947	(1,053)	775
CMBS	-	-	-	6,567	(3,750)	1,467
RMBS	2,956	-	(16)	94	(38)	1
Subtotal	$39,772	(1,365)	(58)	35,380	(6,662)	2,764

Total AFS and HTM	$650,598	(13,985)	(58)	53,494	(9,371)	2,764

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Losses) Gains1	Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

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
3
Unrecognized holding gains/(losses) represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

The number of securities in an unrealized/unrecognized loss position increased from 199 to 244, with an associated fair value of $704.1 million, at March 31, 2011 compared to $621.0 million at December 31, 2010.  Despite the increase in the number of securities and the associated fair value, the corresponding unrealized/unrecognized position in total declined by $0.9 million, reflecting smaller loss positions.  This is further illustrated in the following table wherein the number of issues that are in the 80% – 99% market/book category showed an increase with no material change to the overall loss position:

($ in thousands) March 31, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss

238	80% - 99%	$16,720	193	80% - 99%	$16,310
2	60% - 79%	41	2	60% - 79%	1,125
1	40% - 59%	1,997	2	40% - 59%	2,160
1	20% - 39%	1,025	1	20% - 39%	986
2	0% - 19%	867	1	0% - 19%	976
		$20,650			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.  For qualitative information regarding our conclusion as to why these impairments are deemed temporary, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at March 31, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$13,338	11,867
Due after one year through five years	406,808	400,065
Due after five years through ten years	206,771	200,240
Due after ten years	11,057	10,566
Total	$637,974	622,738

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at March 31, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$364	362
Due after one year through five years	47,522	43,624
Due after five years through ten years	22,228	21,905
Due after ten years	10,359	9,261
Total	$80,473	75,152

Investments Outlook
The first few months of 2011 have continued to show that economic recovery is proceeding at a slow pace.  Continuing a positive trend from last year, the Bureau of Labor Statistics reports that the March 2011 unemployment rate was 8.8%, down nearly a full percentage point from March 2010.  The Federal Reserve continues to maintain an accommodative monetary policy with no indication of an upcoming change.  Despite these positive economic indicators, there are areas of continued concern, namely instability in oil producing countries and the impact on prices, commodity input price inflation, inflation expectations, and the overhang in the domestic housing market.  Inflation and the monetary response to it will have a significant impact on our fixed income portfolio.  As of the March meeting, the Federal Reserve consensus is that the impact of inflation on the recent commodity price increases will be temporary.  This assessment is noted because of its direct impact on monetary policy and our subsequent outlook that does not anticipate a tighter monetary policy in 2011.  Yields have risen slightly over the past few months, but a continuing challenge for the fixed income portfolio is the spread between maturing assets and the reinvestment rate available, while maintaining credit quality.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high quality instruments including additions to investment grade corporate bonds with diversified maturities to manage incremental interest rate risk, and may opportunistically invest in higher yielding fixed income securities to take advantage of risk adjusted return opportunities.

We have adjusted our exposure to equities and are pursuing a more sector-neutral position for this asset class.  As mentioned previously, we have allocated assets to a high dividend yield equities strategy, which is expected to improve diversification of our equity portfolio and provide additional yield while maintaining our allocation to the domestic equities market.

Our current outlook for alternative investments is positive.  Private markets continue to recover from the dislocation of two years ago and the improved merger and acquisition environment is an important driver of exit opportunities for our general partners, which positively impacts the underlying funds’ portfolio values.

Federal Income Taxes
Federal income taxes from continuing operations increased by $5.2 million for First Quarter 2011, to an expense of $6.2 million, compared to an expense of $1.1 million for First Quarter 2010.  This increase, which is attributable to an increase in net investment income earned and net realized gains, resulted in an effective tax rate of approximately 22% for First Quarter 2011 compared to an effective tax rate of 14% for First Quarter 2010.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $157 million at March 31, 2011, primarily comprised of $40 million at Selective Insurance Group, Inc. (the “Parent”) and $117 million at the Insurance Subsidiaries.  We continually evaluate our liquidity levels and short-term investments are maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit, and loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during 2011 and there were no borrowings under its $30 million line of credit (“Line of Credit”).

We currently anticipate the Insurance Subsidiaries paying approximately $58 million of dividends to the Parent in 2011, of which $14.5 million was paid through First Quarter 2011, compared to our allowable ordinary maximum dividend amount of approximately $110 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.  For additional information regarding dividend restrictions, refer to Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.”  All borrowings from FHLBI are required to be secured by certain investments.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At March 31, 2011, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 6. “Investments” of this Form 10-Q.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business.  The duration of the fixed maturity securities portfolio, including short-term investments, was 3.4 years as of March 31, 2011, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors (the “Board”) based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.  Our next principal repayment of $13 million is due in 2014, with the next principal repayment occurring beyond that in 2034.  Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect the Parent’s ability to service its debt and pay dividends on common stock.

Short-term Borrowings
Our $30 million Line of Credit is with Wachovia Bank National Association, a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (BB&T).  The Line of Credit, which can be increased to $50 million with the approval of both lending parties, provides the Parent with an additional source of liquidity, if needed.  The Line of Credit is not used in our daily cash management but is available if circumstances arise where additional short-term liquidity is necessary.  The interest rate on our Line of Credit varies and is based on the Parent’s debt ratings.  The Line of Credit expires on August 11, 2011.  There were no balances outstanding under this credit facility as of March 31, 2011 or at any time during 2011.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2011	Actual as of March 31, 2011
Consolidated net worth	$823 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio	Not to exceed 30%	19.5%
A.M. Best financial strength rating	Minimum of A-	A+

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At March 31, 2011, we had statutory surplus and GAAP stockholder’s equity of $1.1 billion.  We had total debt of $262 million at March 31, 2011, which equates to a debt-to-capital ratio of approximately 19.5%.

Our cash requirements include, but are not limited to, principal and interest payments on various notes payable and dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include agents’ commissions, labor costs, premium taxes, general and administrative expenses, and income taxes.  For further details regarding our cash requirements, refer to the section below entitled “Contractual Obligations, Contingent Liabilities, and Commitments.”

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $20.06 as of March 31, 2011 from $19.95 as of December 31, 2010, primarily driven by net income, which led to an increase in book value per share of $0.40.  Partially offsetting this increase was:  (i) the impact of dividends paid to our shareholders, which resulted in a decrease in book value per share of $0.13; (ii) a reduction in unrealized gains on our investment portfolio, which led to a decrease in book value of $0.09; and (iii) the issuance of stock under our stock compensation plans, which led to a decrease in book value of $0.08.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2010 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook.  They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets.  We have been rated “A” or higher by A.M. Best for the past 80 years, with our current rating of “A+ (Superior)” being in place for the last 49 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best to a rating below “A-” could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Our ratings by other major rating agencies are as follows:
•
S&P Insurance Rating Services – Our “A” financial strength rating was reaffirmed in the third quarter of 2010.  S&P cited our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling, strong financial flexibility, conservative financial leverage, and strong agency relationships.  At the same time, S&P revised our outlook to “stable” from “negative,” citing strong cycle management, careful risk selection, improved capital adequacy, and continuing price increases across most commercial and personal lines along with strong retention.

•
Moody’s – Our financial strength rating of “A2” and outlook of stable, was reaffirmed in the first quarter of 2011.  Moody’s cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage.  Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

•
Fitch Ratings – Our “A+” rating and outlook of stable was reaffirmed in the second quarter of 2011, citing our disciplined underwriting culture, conservative balance sheet with very good capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P and Moody’s financial strength ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.  We review our financial debt agreements for any potential triggers that could dictate a material change in terms.

Pending Accounting Pronouncements
In October 2010, the FASB issued Accounting Standards Update 2010-26, Financial Services-Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we are currently evaluating the impact of this guidance, we anticipate that a significant portion of our deferred policy acquisition costs balance may be eliminated under the newly issued guidance, resulting in a reduction to GAAP equity.  Deferred policy acquisition cost totaled $210.2 million as of March 31, 2011.

Off-Balance Sheet Arrangements
At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At March 31, 2011, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $61.9 million in alternative investments.  There is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2010 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries also are involved from time-to-time in other legal actions, some of which assert claims for substantial amounts.  These actions include, among others, putative state class actions seeking certification of a state or national class.  Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies.  Our Insurance Subsidiaries also are involved from time-to-time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.  We believe that we have valid defenses to these cases.  We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time-to-time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 1A.  RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition.  The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or changing stockholders’ dividends.  We operate in a continually changing business environment and new risk factors emerge from time-to-time.  Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.  There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2010 Annual Report.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in First Quarter 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased1	Paid per Share	Announced Programs	Programs
January 1– 31, 2011	3,556	$18.27	-	-
February 1 – 28, 2011	129,718	18.49	-	-
March 1 – 31, 2011	1,821	17.93	-	-
Total	135,095	$18.47	-	-

1
During First Quarter 2011, 125,190 shares were purchased from employees in connection with the vesting of restricted stock and restricted stock units and 9,905 shares were purchased from employees in connection with stock option exercises.  These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees.  These shares were not purchased as part of any publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock and restricted stock units were purchased at fair market value as defined in the Parent’s 2005 Omnibus Stock Plan.  The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

ITEM 5.  OTHER INFORMATION
Our 2011 Annual Meeting of Stockholders was held on April 27, 2011.  Of the 54,017,474 shares outstanding as of the record date, 46,980,072 shares (approximately 87%) were present or represented by proxy at the meeting, and voted as follows:

(a)  Stockholders voted to elect the following eight nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	40,464,672	992,271	1,543,456
John C. Burville	41,204,159	978,051	818,189
Joan M. Lamm-Tennant	40,992,644	1,078,194	929,561
Michael J. Morrissey	41,931,753	985,767	82,879
Gregory E. Murphy	41,437,830	361,539	1,201,030
Cynthia S. Nicholson	41,837,350	326,492	836,557
Ronald L. O’Kelley	42,530,084	317,907	152,408
William M. Rue	39,072,721	1,460,324	2,467,354

There were 3,979,673 broker non-votes for each nominee.

(b)  Stockholders voted to approve a non-binding advisory resolution on the compensation of our named executive officers as disclosed in our Proxy Statement for the 2011 Annual Meeting of Stockholders.  The votes were as follows:  39,860,171 shares voted for this proposal; 2,993,033 shares voted against it; and 138,195 shares abstained.  There were 3,988,673 broker non-votes.

(c)  Stockholders voted on a non-binding advisory resolution on the frequency of an advisory resolution on the compensation of our named executive officers.  The Board of Directors recommended that such a vote be held every year.  The votes were as follows:  37,838,190 shares voted for every year; 226,552 shares voted for every two years; 4,553,488 shares voted for every three years; and 382,169 shares abstained.  There were 3,979,673 broker non-votes.  Accordingly, we will include a shareholder vote on the compensation of our named executive officers in our proxy materials every year until the next required vote on the frequency of shareholder votes on the compensation of executives.

(d)  Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011.  The votes were as follows:  45,202,851 shares voted for this proposal; 857,339 shares voted against it; and 919,882 shares abstained.

ITEM 6.       EXHIBITS

(a)           Exhibits:

Exhibit No.
* 10.1	Employment Agreement between Selective Insurance Company of America and Ronald E. St. Clair, dated as of April 11, 2011.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 28, 2011
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 28, 2011
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)