Form 10-Q
period 2011-06-30
SELECTIVE INSURANCE GROUP INC
filed 2011-07-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011
or

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
Yes ☐              No ☒
As of June 30, 2011, there were 54,164,792 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
($ in thousands, except share amounts)	2011	2010
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $1,120,977 – 2011; $1,256,294 – 2010)	$1,070,578	1,214,324
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $2,442,579 – 2011; $2,285,988 – 2010)	2,525,237	2,342,742
Equity securities, available-for-sale – at fair value (cost of: $128,187 – 2011; $58,039 – 2010)	136,577	69,636
Short-term investments (at cost which approximates fair value)	142,809	161,155
Other investments	132,137	137,865
Total investments	4,007,338	3,925,722
Cash	185	645
Interest and dividends due or accrued	36,596	37,007
Premiums receivable, net of allowance for uncollectible accounts of: $4,054 – 2011; $4,691 – 2010	467,122	414,105
Reinsurance recoverables, net	338,122	318,752
Prepaid reinsurance premiums	115,943	110,327
Current federal income tax	7,304	11,200
Deferred federal income tax	87,899	93,234
Property and equipment – at cost, net of accumulated depreciation and amortization of: $156,209 – 2011; $151,704 – 2010	39,998	41,775
Deferred policy acquisition costs	216,185	209,627
Goodwill	7,849	7,849
Other assets	45,107	61,529
Total assets	$5,369,648	5,231,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$2,898,592	2,830,058
Unearned premiums	858,627	823,596
Notes payable	262,346	262,333
Accrued salaries and benefits	100,378	100,933
Other liabilities	148,671	143,743
Total liabilities	$4,268,614	4,160,663

Stockholders’ Equity:
Preferred stock of $0 par value per share: Authorized shares: 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share Authorized shares: 360,000,000 Issued: 96,987,900 – 2011; 96,362,667 – 2010	193,976	192,725
Additional paid-in capital	252,189	244,613
Retained earnings	1,185,659	1,176,155
Accumulated other comprehensive income	21,144	7,024
Treasury stock – at cost (shares: 42,823,108 – 2011; 42,686,204 – 2010)	(551,934)	(549,408)
Total stockholders’ equity	1,101,034	1,071,109
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,369,648	5,231,772

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Net premiums earned	$355,580	352,190	706,923	708,392
Net investment income earned	39,345	36,545	82,818	71,251
Net realized gains (losses):
Net realized investment gains	2,315	2,920	8,705	11,096
Other-than-temporary impairments	163	(6,162)	(369)	(12,235)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(332)	(22)	(430)	(2,189)
Total net realized gains (losses)	2,146	(3,264)	7,906	(3,328)
Other income	2,499	2,247	5,379	4,515
Total revenues	399,570	387,718	803,026	780,830

Expenses:
Losses and loss expenses incurred	274,555	239,980	523,761	494,123
Policy acquisition costs	113,843	116,099	227,273	232,101
Interest expense	4,559	4,655	9,116	9,497
Other expenses	5,392	4,136	13,883	14,614
Total expenses	398,349	364,870	774,033	750,335

Income from continuing operations, before federal income tax	1,221	22,848	28,993	30,495

Federal income tax (benefit) expense:
Current	3,111	1,322	7,387	10,166
Deferred	(4,215)	1,435	(2,268)	(6,355)
Total federal income tax (benefit) expense	(1,104)	2,757	5,119	3,811

Net income from continuing operations	2,325	20,091	23,874	26,684

Loss on disposal of discontinued operations, net of tax of $(713) for Second Quarter 2010 and $(1,139) for Six Months 2010	-	(1,325)	-	(2,115)

Net income	$2,325	18,766	23,874	24,569

Earnings per share:
Basic net income from continuing operations	$0.04	0.37	0.44	0.50
Basic net loss from disposal of discontinued operations	-	(0.02)	-	(0.04)
Basic net income	$0.04	0.35	0.44	0.46

Diluted net income from continuing operations	$0.04	0.37	0.43	0.49
Diluted net loss from disposal of discontinued operations	-	(0.02)	-	(0.04)
Diluted net income	$0.04	0.35	0.43	0.45

Dividends to stockholders	$0.13	0.13	0.26	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Six Months ended June 30,
($ in thousands, except per share amounts)	2011		2010
Common stock:
Beginning of year	$192,725		191,646
Dividend reinvestment plan (shares: 47,488 – 2011; 53,272 – 2010)	95		107
Stock purchase and compensation plans (shares: 577,745 – 2011; 218,525 – 2010)	1,156		437
End of period	193,976		192,190

Additional paid-in capital:
Beginning of year	244,613		231,933
Dividend reinvestment plan	716		733
Stock purchase and compensation plans	6,860		6,675
End of period	252,189		239,341

Retained earnings:
Beginning of year	1,176,155		1,138,978
Net income	23,874	23,874	24,569	24,569
Dividends to stockholders ($0.26 per share – 2011 and 2010)	(14,370)		(14,160)
End of period	1,185,659		1,149,387

Accumulated other comprehensive income (loss):
Beginning of year	7,024		(12,460)
Other comprehensive income, increase in:
Unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	389		3,830
Other net unrealized gains on investment securities, net of deferred income tax	12,246		25,044
Total unrealized gains on investment securities	12,635	12,635	28,874	28,874
Defined benefit pension plans, net of deferred income tax	1,485	1,485	1,412	1,412
End of period	21,144		17,826
Comprehensive income		37,994		54,855

Treasury stock:
Beginning of year	(549,408)		(547,722)
Acquisition of treasury stock (shares: 136,904 – 2011; 97,816 – 2010)	(2,526)		(1,518)
End of period	(551,934)		(549,240)
Total stockholders’ equity	$1,101,034		1,049,504

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended
	June 30,
($ in thousands)	2011	2010
Operating Activities
Net income	$23,874	24,569

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,261	14,805
Loss on disposal of discontinued operations	-	2,115
Stock-based compensation expense	5,286	5,762
Undistributed income of equity method investments	(726)	(4,841)
Net realized (gains) losses	(7,906)	3,328

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	49,164	48,870
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	30,183	13,252
Decrease (increase) in net federal income tax recoverable	1,628	(9,380)
Increase in premiums receivable	(53,017)	(22,519)
(Increase) decrease in deferred policy acquisition costs	(6,558)	401
Decrease (increase) in interest and dividends due or accrued	514	(206)
Decrease in accrued salaries and benefits	(555)	(80)
Decrease in accrued insurance expenses	(7,045)	(10,003)
Other-net	8,694	(7,862)
Net adjustments	35,923	33,642
Net cash provided by operating activities	59,797	58,211

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(252,529)	(396,076)
Purchase of equity securities, available-for-sale	(123,141)	(30,974)
Purchase of other investments	(7,715)	(11,150)
Purchase of short-term investments	(694,764)	(956,904)
Sale of subsidiary	670	788
Sale of fixed maturity securities, available-for-sale	64,104	128,110
Sale of short-term investments	713,111	826,853
Redemption and maturities of fixed maturity securities, held-to-maturity	99,560	171,900
Redemption and maturities of fixed maturity securities, available-for-sale	66,805	165,513
Sale of equity securities, available-for-sale	59,663	56,247
Distributions from other investments	14,046	15,152
Sale of other investments	16,357	-
Purchase of property and equipment	(2,843)	(2,570)
Net cash used in investing activities	(46,676)	(33,111)

Financing Activities
Dividends to stockholders	(13,225)	(12,999)
Acquisition of treasury stock	(2,526)	(1,518)
Principal payment of notes payable	-	(12,300)
Net proceeds from stock purchase and compensation plans	2,355	2,310
Excess tax benefits from share-based payment arrangements	(185)	(813)
Net cash used in financing activities	(13,581)	(25,320)
Net decrease in cash	(460)	(220)
Cash, beginning of year	645	811
Cash, end of period	$185	591

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Organization
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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the second quarters ended June 30, 2011 (“Second Quarter 2011”) and June 30, 2010 (“Second Quarter 2010”) and the six-month periods ended June 30, 2011 (“Six Months 2011”) and June 30, 2010 (“Six Months 2010”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

NOTE 3.	Reclassification
Certain prior year amounts in these Financial Statements and related footnotes have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on our net income, stockholders’ equity, or cash flows.

NOTE 4.	Adoption of Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance requires:  (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years.  We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

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

Pronouncements to be effective in the future
In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”).  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we continue to evaluate the impact of this guidance, we anticipate that ASU 2010-26 would have an after-tax impact on our stockholders’ equity of approximately $55 million, or about $1 of book value per share.  The adoption of this guidance is not expected to have a material impact on our results of operations on either a historical or prospective basis.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards.  ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or  liabilities.  In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to:  (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, or current disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 also requires financial statement presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This guidance, which only changes financial statement presentation, is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011.

NOTE 5.	Statements of Cash Flow
Cash paid during the period for interest and federal income taxes was as follows:

	Six Months ended June 30,
($ in thousands)	2011	2010
Cash paid during the period for:
Interest	$9,103	9,649
Federal income tax	3,673	14,000

NOTE 6.	Investments
(a) The following table provides information related to our held-to-maturity (“HTM”) securities:

June 30, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$86,479	4,280	90,759	6,336	-	97,095
Foreign government	5,292	330	5,622	-	(167)	5,455
Obligations of states and political subdivisions	779,013	17,284	796,297	25,828	(594)	821,531
Corporate securities	72,739	(3,023)	69,716	8,027	(8)	77,735
Asset-backed securities (“ABS”)	10,238	(2,255)	7,983	1,803	(510)	9,276
Commercial mortgage-backed securities (“CMBS”)1	42,784	(6,181)	36,603	7,470	(218)	43,855
Residential mortgage-backed securities (“RMBS”)2	62,769	829	63,598	2,432	-	66,030
Total HTM fixed maturity securities	$1,059,314	11,264	1,070,578	51,896	(1,497)	1,120,977

December 31, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$93,411	4,695	98,106	5,023	-	103,129
Foreign government	5,292	368	5,660	-	(30)	5,630
Obligations of states and political subdivisions	874,388	22,183	896,571	16,845	(1,132)	912,284
Corporate securities	76,663	(3,990)	72,673	9,705	(313)	82,065
ABS	12,947	(2,422)	10,525	1,847	(444)	11,928
CMBS1	54,909	(7,354)	47,555	7,483	(109)	54,929
RMBS2	82,191	1,043	83,234	3,095	-	86,329
Total HTM fixed maturity securities	$1,199,801	14,523	1,214,324	43,998	(2,028)	1,256,294

1 CMBS includes government guaranteed agency securities with a carrying value of $5.0 million at June 30, 2011 and $8.9 million at December 31, 2010.
2 RMBS includes government guaranteed agency securities with a carrying value of $6.9 million at June 30, 2011 and $4.0 million at December 31, 2010.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated Financial Statements, as they represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.2 years as of June 30, 2011 and 3.4 years as of December 31, 2010.

(b) The following table provides information related to our available-for-sale (“AFS”) securities:

June 30, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$288,760	8,223	(52)	296,931
Foreign government	29,768	477	(145)	30,100
Obligations of states and political subdivisions	512,957	29,665	(6)	542,616
Corporate securities	1,047,110	35,518	(4,125)	1,078,503
ABS	77,573	760	(128)	78,205
CMBS2	105,706	4,599	(1,181)	109,124
RMBS3	380,705	10,565	(1,512)	389,758
AFS fixed maturity securities	2,442,579	89,807	(7,149)	2,525,237
AFS equity securities	128,187	10,053	(1,663)	136,577
Total AFS securities	$2,570,766	99,860	(8,812)	2,661,814

December 31, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies1	$312,384	8,292	(147)	320,529
Foreign government	19,035	280	(349)	18,966
Obligations of states and political subdivisions	512,013	22,534	(650)	533,897
Corporate securities	973,835	28,674	(8,784)	993,725
ABS	48,558	514	(339)	48,733
CMBS2	103,374	4,024	(2,923)	104,475
RMBS3	316,789	7,871	(2,243)	322,417
AFS fixed maturity securities	2,285,988	72,189	(15,435)	2,342,742
AFS equity securities	58,039	11,597	-	69,636
Total AFS securities	$2,344,027	83,786	(15,435)	2,412,378

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $98.9 million at June 30, 2011 and $121.0 million at December 31, 2010.
2 CMBS includes government guaranteed agency securities with a fair value of $72.3 million at June 30, 2011 and $71.9 million at December 31, 2010.
3 RMBS includes government guaranteed agency securities with a fair value of $94.7 million at June 30, 2011 and $91.1 million at December 31, 2010.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of:  (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

During Six Months 2011, 18 securities, with a carrying value of $46.6 million in a net unrecognized gain position of $1.2 million, were reclassified from the HTM category to AFS due to recent credit rating downgrades by either Moody’s Investors Service, Standard and Poor’s Financial Services, or Fitch Ratings.  These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2011 and December 31, 2010, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

June 30, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$4,051	(52)	-	-
Foreign government	15,355	(145)	-	-
Obligations of states and political subdivisions	-	-	305	(6)
Corporate securities	254,600	(4,125)	-	-
ABS	25,317	(56)	765	(72)
CMBS	8,064	(33)	10,362	(1,148)
RMBS	68,028	(888)	7,201	(624)
Total fixed maturity securities	375,415	(5,299)	18,633	(1,850)
Equity securities	51,650	(1,663)	-	-
Subtotal	$427,065	(6,962)	18,633	(1,850)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Unrecognized Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$13,127	(549)	476	23,379	(1,630)	1,312
ABS	-	-	-	3,364	(1,635)	340
CMBS	-	-	-	6,438	(3,554)	1,137
RMBS	-	-	-	112	(38)	18
Subtotal	$13,127	(549)	476	33,293	(6,857)	2,807

Total AFS and HTM	$440,192	(7,511)	476	51,926	(8,707)	2,807

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized (Losses) Gains1	Unrecognized Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

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

The number of securities in an unrealized/unrecognized loss position increased from 199 at December 31, 2010 to 225 at June 30, 2011, with an associated fair value of $621.0 million and $492.1 million, respectively.  Despite the increase in the number of securities, the corresponding unrealized/unrecognized position in total declined by $8.6 million, reflecting smaller loss positions.  This is further illustrated in the following table wherein the number of issues in the 80% – 99% market/book category increased since December 31, 2010 while the overall loss position decreased during the same period:

($ in thousands)
June 30, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
221	80% - 99%	$9,331	193	80% - 99%	$16,310
1	60% - 79%	23	2	60% - 79%	1,125
2	40% - 59%	2,529	2	40% - 59%	2,160
1	20% - 39%	1,052	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$12,935			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.  At June 30, 2011, unrealized/unrecognized losses on securities that were in a loss position for 12 months or longer amounted to $5.9 million.  Each of these securities are current with their interest and principal payments in 2011 other than one security discussed below.  The unrealized/unrecognized losses were primarily driven by $3.6 million in our CMBS portfolio, including $3.1 million of unrealized/unrecognized losses on three securities that had been previously impaired, one of which has experienced a shortfall in interest payments in 2011.  The unrealized/unrecognized balance on this security was $0.5 million at June 30, 2011.  The current discounted cash flow analyses on these three securities did not indicate further impairment for Second Quarter 2011.  For further discussion regarding the credit quality of our investment portfolio, see the “Investments” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-Q.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of June 30, 2011.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at June 30, 2011, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at June 30, 2011:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$115,247	117,326
Due after one year through five years	648,116	676,796
Due after five years through 10 years	294,010	312,695
Due after 10 years	13,205	14,160
Total HTM fixed maturity securities	$1,070,578	1,120,977

Listed below are AFS fixed maturity securities at June 30, 2011:

($ in thousands)	Fair Value
Due in one year or less	$191,624
Due after one year through five years	1,646,663
Due after five years through 10 years	681,048
Due after 10 years	5,902
Total AFS fixed maturity securities	$2,525,237

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2011
	June 30,	December 31,	Remaining
($ in thousands)	2011	2010	Commitment
Alternative Investments
Energy/power generation	$29,862	35,560	10,296
Secondary private equity	27,601	26,709	12,334
Distressed debt	19,868	20,432	3,389
Private equity	18,786	21,601	7,966
Real estate	15,642	14,192	10,670
Mezzanine financing	10,126	10,230	15,865
Venture capital	7,666	6,386	1,100
Total alternative investments	129,551	135,110	61,620
Other securities	2,586	2,755	-
Total other investments	$132,137	137,865	61,620

The carrying value of our other investments decreased $5.7 million compared to year end 2010.  The carrying value was primarily impacted by distributions of $32.8 million, partially offset by income of $19.6 million and additional contributions of $7.7 million under our existing commitments.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The following table sets forth aggregated summarized financial information for the partnerships in our alternative investment portfolio.  The last line of the table below reflects our share of the aggregate income, which is the portion included in our consolidated Financial Statements.  As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the three and six-month periods ended March 31 is as follows:

Income Statement Information	Quarter ended,		Six Months ended
	March 31,		March 31,
($ in millions)	2011	2010	2011	2010
Net investment income	$132.6	125.6	286.8	274.4
Realized gains (losses)	355.3	(396.9)	163.0	(486.7)
Net change in unrealized appreciation	608.3	810.3	2,072.5	1,248.8
Net income	$1,096.2	539.0	2,522.3	1,036.5

Selective’s insurance subsidiaries’ net income	$7.9	4.9	19.5	8.8

(f) At June 30, 2011, we had one fixed maturity security, with a carrying value of $15.7 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agencies” classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Fixed maturity securities	$32,752	32,977	65,875	66,173
Equity securities	785	480	1,102	932
Short-term investments	33	133	95	233
Other investments	7,922	4,884	19,588	8,816
Investment expenses	(2,147)	(1,929)	(3,842)	(4,903)
Net investment income earned	$39,345	36,545	82,818	71,251

Net investment income, before tax, increased by $2.8 million for Second Quarter 2011 compared to Second Quarter 2010, and increased by $11.6 million for Six Months 2011 compared to Six Months 2010.  These increases were primarily driven by income from our alternative investments.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2011	2010	2011	2010
Energy/power generation	$1,284	965	5,839	3,031
Private equity	1,181	99	3,758	807
Secondary private equity	3,067	2,665	4,716	3,684
Distressed debt	421	(41)	1,394	723
Real estate	681	(494)	1,450	(2,359)
Venture capital	565	(18)	1,323	248
Mezzanine financing	701	1,692	1,061	2,629
Other	22	16	47	53
Total other investment income	$7,922	4,884	19,588	8,816

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2011		Included in Other
		Comprehensive	Recognized in
($ in thousands)	Gross	Income (“OCI”)	Earnings
Fixed maturity securities
CMBS	$(260)	(402)	142
RMBS	97	70	27
OTTI losses	$(163)	(332)	169

Second Quarter 2010			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
CMBS	$3,405	569	2,836
RMBS	2,085	(591)	2,676
Total fixed maturity securities	5,490	(22)	5,512
Equity securities	672	-	672
OTTI losses	$6,162	(22)	6,184

Six Months 2011			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of states and political subdivisions	$17	-	17
Corporate securities	244	-	244
CMBS	(186)	(658)	472
RMBS	294	228	66
OTTI losses	$369	(430)	799

Six Months 2010			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	3,445	(2,052)	5,497
RMBS	7,960	(264)	8,224
Total fixed maturity securities	11,563	(2,189)	13,752
Equity securities	672	-	672
OTTI losses	$12,235	(2,189)	14,424

OTTI charges recognized in earnings were immaterial at $0.2 million in Second Quarter 2011 and $0.8 million in Six Months 2011.

The following is a discussion surrounding the credit-related OTTI charges taken in Second Quarter and Six Months 2010 as outlined in the table above:
•
$2.7 million and $8.2 million of RMBS credit OTTI charges in Second Quarter and Six Months 2010, respectively.  The Second Quarter 2010 charges related to declines in the related cash flows of the collateral support.  Based on our analysis, we did not believe it is probable that we would receive all contractual cash flows for these securities.  In addition to the Second Quarter 2010 charges, losses in Six Months 2010 were largely driven by impairments on two securities in the first quarter of 2010 that we intended to sell.  We sold these securities in Second Quarter 2010.

•
$2.8 million and $5.5 million of CMBS credit OTTI charges in Second Quarter and Six Months 2010, respectively.  These charges were related to reductions in the related cash flows of the underlying collateral of these securities.  These charges were associated with securities that had been previously impaired but, over time, have shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  For Second Quarter 2010, these securities had, on average, unrealized/unrecognized loss positions of approximately 87% of their amortized cost.  Based on our analysis, we did not believe it is probable that we would receive all contractual cash flows for these securities.

•
$0.7 million of equity OTTI charges in both Second Quarter and Six Months 2010.  These charges were driven primarily by one health care company which, due to a recent recall of one of its products, had experienced a significant decline in its share price.  This coupled with the length of time this security had been in an unrealized loss position made a recovery to our cost basis unlikely in the near term.

The following tables set forth, for the periods indicated, gross credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended June 30,
($ in thousands)	2011	2010
Balance, beginning of period	$14,368	24,737
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	2,004
Reductions for securities sold during the period	-	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(372)	(4,358)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	28	950
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-
Balance, end of period	$14,024	20,343

	Six Months ended June 30,
($ in thousands)	2011	2010
Balance, beginning of period	$17,723	22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	2,134
Reductions for securities sold during the period	-	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(3,954)	(4,652)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	255	3,662
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-
Balance, end of period	$14,024	20,343

(i) The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
HTM fixed maturity securities
Gains	$8	368	9	412
Losses	(108)	(210)	(322)	(450)
AFS fixed maturity securities
Gains	1,947	325	2,354	4,782
Losses	-	(7,558)	(7)	(7,589)
AFS equity securities
Gains	468	9,995	6,671	14,174
Losses	-	-	-	(233)
Total other net realized investment gains	2,315	2,920	8,705	11,096
Total OTTI charges recognized in earnings	(169)	(6,184)	(799)	(14,424)
Total net realized gains (losses)	$2,146	(3,264)	7,906	(3,328)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.  Proceeds from the sale of AFS securities were $52.1 million in Second Quarter 2011 and $123.8 million in Six Months 2011.  In addition to calls and maturities and certain bond sales, Six Months 2011 net realized gains, excluding OTTI charges, were driven by the sale of AFS equity securities for proceeds of $59.7 million and realized gains of $6.7 million due to a reallocation of the equity portfolio to a high dividend yield strategy.

Proceeds from the sale of AFS securities were $128.3 million in Second Quarter 2010 and $184.4 million in Six Months 2010.  In addition to calls and maturities, the net realized gain, excluding OTTI charges, in Second Quarter and Six Months 2010 were driven by the Second Quarter 2010 sale of energy-focused AFS equity securities to mitigate portfolio risk and sector exposure.  In addition to the Second Quarter 2010 realized gains, Six Months 2010 realized gains on AFS securities included sales in the first quarter of 2010 that were predominantly associated with tax planning strategies.  These gains were largely offset by realized losses on certain AFS fixed maturity securities in Second Quarter 2010 that our new investment managers, during their initial review of the portfolio, had recommended that we sell.  This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives.

NOTE 7.	Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$1,070,578	1,120,977	1,214,324	1,256,294
AFS	2,525,237	2,525,237	2,342,742	2,342,742
Equity securities, AFS	136,577	136,577	69,636	69,636
Short-term investments	142,809	142,809	161,155	161,155
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	4,531	4,531	5,002	5,002
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,906	55,699	49,904	55,190
6.70% Senior Notes	99,440	98,250	99,429	90,097
7.50% Junior Notes	100,000	100,400	100,000	99,840
2.90% borrowings from FHLBI	13,000	13,620	13,000	13,389
Total notes payable	$262,346	267,969	262,333	258,516

There have been no significant changes to the techniques used to value our financial instruments during Six Months 2011.  For a discussion regarding these techniques, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” in our 2010 Annual Report.  For discussion of the sale of Selective HR, refer to Note 14. “Discontinued Operations” of this Form 10-Q.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2011 and December 31, 2010:

June 30, 2011		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 6/30/11	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$296,931	99,101	197,830	-
Foreign government	30,100	-	30,100	-
Obligations of states and political subdivisions	542,616	-	542,616	-
Corporate securities	1,078,503	-	1,078,503	-
ABS	78,205	-	78,205	-
CMBS	109,124	-	108,683	441
RMBS	389,758	-	389,758	-
Total AFS fixed maturity securities	2,525,237	99,101	2,425,695	441
Equity securities	136,577	136,577	-	-
Short-term investments	142,809	142,809	-	-
Receivable for proceeds related to sale of Selective HR	4,531	-	-	4,531
Total financial assets measured on a recurring basis	$2,809,154	378,487	2,425,695	4,972

December 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies1	$320,529	105,317	215,212	-
Foreign government	18,966	-	18,966	-
Obligations of states and political subdivisions	533,897	-	533,897	-
Corporate securities	993,725	-	993,725	-
ABS	48,733	-	48,733	-
CMBS	104,475	-	104,290	185
RMBS	322,417	-	322,417	-
Total AFS fixed maturity securities	2,342,742	105,317	2,237,240	185
Equity securities	69,636	69,636	-	-
Short-term investments	161,155	161,155	-	-
Receivable for proceeds related to sale of Selective HR	5,002	-	-	5,002
Total financial assets measured on a recurring basis	$2,578,535	336,108	2,237,240	5,187

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following tables provide a summary of the changes in fair value of securities using Level 3 inputs.  The transfers of the CMBS, AFS securities in 2010 between levels in the fair value hierarchy were driven primarily by the availability and nature of the broker quotes used at the valuation dates:

Six Months 2011		Receivable for
		Proceeds
		Related to Sale
($ in thousands)	CMBS, AFS	of Selective HR	Total

Fair value, December 31, 2010	$185	5,002	5,187
Total net gains (losses) for the period included in:
OCI1	440	-	440
Net income2	(179)	199	20
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	(5)	(670)	(675)
Net transfers in and/or out of Level 3	-	-	-
Fair value, June 30, 2011	$441	4,531	4,972

2010			Receivable for
			Proceeds Related
			to Sale of
($ in thousands)	ABS, AFS	CMBS, AFS	Selective HR	Total

Fair Value, December 31, 2009	$-	-	12,300	12,300
Total net (losses) gains for the period included in:
OCI1	(22)	1,862	-	1,840
Net income2,3	-	41	(5,460)	(5,419)
Purchases, sales, issuances, and settlements (net)	2,737	(148)	(1,838)	751
Net transfers in and/or out of Level 3	(2,715)	(1,570)	-	(4,285)
Fair value, December 31, 2010	$-	185	5,002	5,187

1	Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
2
Amounts are reported in “Net realized investment gains (losses)” for the ABS and CMBS securities and "Other Income" for the receivable related to the sale of Selective HR on the Consolidated Statements of Income.

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

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Premiums written:
Direct	$447,595	414,913	870,937	842,749
Assumed	1,537	947	7,190	6,189
Ceded	(74,629)	(62,336)	(141,789)	(127,323)
Net	$374,503	353,524	736,338	721,615

Premiums earned:
Direct	$418,977	411,595	831,856	825,153
Assumed	5,351	4,682	11,240	11,700
Ceded	(68,748)	(64,087)	(136,173)	(128,461)
Net	$355,580	352,190	706,923	708,392

Losses and loss expenses incurred:
Direct	$296,963	256,959	566,367	557,320
Assumed	3,739	3,023	7,572	4,923
Ceded	(26,147)	(20,002)	(50,178)	(68,120)
Net	$274,555	239,980	523,761	494,123

The ceded premiums and losses related to our involvement with the National Flood Insurance Program (“NFIP”), in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Ceded premiums written	$(55,265)	(44,566)	$(103,579)	(90,458)
Ceded premiums earned	(48,907)	(45,495)	(96,855)	(89,980)
Ceded losses and loss expenses incurred	(15,339)	(8,122)	(29,879)	(43,076)

NOTE 9.	Segment Information
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

The following summaries present revenue from continuing operations (net investment income and net realized gain (loss) on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments.

Revenue from Continuing Operations by Segment	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Insurance Operations:
Net premiums earned:				$
Commercial automobile	69,198	73,176	138,868		147,492
Workers compensation	63,855	62,069	126,381		126,710
General liability	85,672	83,967	168,238		169,188
Commercial property	47,877	50,294	96,070		100,630
Business owners’ policies	16,407	16,152	32,892		32,438
Bonds	4,725	4,828	9,492		9,431
Other	2,561	2,515	5,117		5,020
Total commercial lines	290,295	293,001	577,058		590,909
Personal automobile	37,189	35,243	74,151		69,563
Homeowners	25,060	21,126	49,615		41,619
Other	3,036	2,820	6,099		6,301
Total personal lines	65,285	59,189	129,865		117,483
Total net premiums earned	355,580	352,190	706,923		708,392
Other income	2,388	2,231	5,158		4,497
Total Insurance Operations revenues	357,968	354,421	712,081		712,889
Investments:
Net investment income	39,345	36,545	82,818		71,251
Net realized gain (loss) on investments	2,146	(3,264)	7,906		(3,328)
Total investment revenues	41,491	33,281	90,724		67,923
Total all segments	399,459	387,702	802,805		780,812
Other income	111	16	221		18
Total revenues from continuing operations	$399,570	387,718	803,026		780,830

Income from Continuing Operations, Before Federal Income Tax	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Insurance Operations:
Commercial lines underwriting	$(22,331)	3,305	(27,165)	(7,667)
Personal lines underwriting	(10,351)	(6,466)	(16,601)	(10,099)
Underwriting loss, before federal income tax	(32,682)	(3,161)	(43,766)	(17,766)
GAAP combined ratio	109.2%	100.9	106.2%	102.5
Statutory combined ratio	109.5%	101.0	106.1%	101.9
Investments:
Net investment income	$39,345	36,545	82,818	71,251
Net realized gain (loss) on investments	2,146	(3,264)	7,906	(3,328)
Total investment income, before federal income tax	41,491	33,281	90,724	67,923
Total all segments	8,809	30,120	46,958	50,157
Interest expense	(4,559)	(4,655)	(9,116)	(9,497)
General corporate and other expenses	(3,029)	(2,617)	(8,849)	(10,165)

Income from continuing operations, before federal income tax	$1,221	22,848	28,993	30,495

NOTE 10.	Retirement Plans
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

	Retirement Income Plan		Retirement Life Plan
	Quarter ended June 30,		Quarter ended June 30,
($ in thousands)	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$2,174	1,945	-	-
Interest cost	3,155	3,090	76	79
Expected return on plan assets	(3,481)	(2,810)	-	-
Amortization of unrecognized prior service cost	38	38	-	-
Amortization of unrecognized net loss	1,099	1,171	5	1
Net periodic cost	$2,985	3,434	81	80

	Retirement Income Plan		Retirement Life Plan
	Six Months ended June 30,		Six Months ended June 30,
($ in thousands)	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$4,347	3,942	-	-
Interest cost	6,310	6,015	153	158
Expected return on plan assets	(6,963)	(5,626)	-	-
Amortization of unrecognized prior service cost	75	75	-	-
Amortization of unrecognized net loss	2,200	2,095	9	3
Net periodic cost	$5,969	6,501	162	161

Weighted-Average Expense Assumptions
for the years ended December 31:
Discount rate	5.55%	5.93	5.55%	5.93
Expected return on plan assets	8.00	8.00	-	-
Rate of compensation increase	4.00	4.00	-	-

We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2011, $4.7 million of which has been funded as of June 30, 2011.

NOTE 11.	Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2011 and 2010 are as follows:

Second Quarter 2011
($ in thousands)	Gross	Tax	Net
Net income	$1,221	(1,104)	2,325
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	30,099	10,536	19,563
Portion of OTTI recognized in OCI	418	146	272
Amortization of net unrealized gains on HTM securities	(1,258)	(441)	(817)
Reclassification adjustment for gains included in net income	(2,144)	(751)	(1,393)
Net unrealized gains	27,115	9,490	17,625
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,104	386	718
Prior service cost	38	13	25
Defined benefit pension and post-retirement plans	1,142	399	743
Comprehensive income	$29,478	8,785	20,693

Second Quarter 2010
($ in thousands)	Gross	Tax	Net
Net income	$20,810	2,044	18,766
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	31,498	11,024	20,474
Portion of OTTI recognized in OCI	3,617	1,265	2,352
Amortization of net unrealized gains on HTM securities	(802)	(280)	(522)
Reclassification adjustment for losses included in net income	783	274	509
Net unrealized gains	35,096	12,283	22,813
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,172	411	761
Prior service cost	38	13	25
Defined benefit pension and post-retirement plans	1,210	424	786
Comprehensive income	$57,116	14,751	42,365

The components of comprehensive income, both gross and net of tax, for Six Months 2011 and 2010 are as follows:

Six Months 2011
($ in thousands)	Gross	Tax	Net
Net income	$28,993	5,119	23,874
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	29,166	10,209	18,957
Portion of OTTI recognized in OCI	598	209	389
Amortization of net unrealized gains on HTM securities	(2,433)	(852)	(1,581)
Reclassification adjustment for gains included in net income	(7,893)	(2,763)	(5,130)
Net unrealized gains	19,438	6,803	12,635
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	2,209	773	1,436
Prior service cost	75	26	49
Defined benefit pension and post-retirement plans	2,284	799	1,485
Comprehensive income	$50,715	12,721	37,994

Six Months 2010
($ in thousands)	Gross	Tax	Net
Net income	$27,241	2,672	24,569
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	46,698	16,344	30,354
Portion of OTTI recognized in OCI	5,892	2,062	3,830
Amortization of net unrealized gains on HTM securities	(6,555)	(2,294)	(4,261)
Reclassification adjustment for gains included in net income	(1,614)	(565)	(1,049)
Net unrealized gains	44,421	15,547	28,874
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	2,098	735	1,363
Prior service cost	75	26	49
Defined benefit pension and post-retirement plans	2,173	761	1,412
Comprehensive income	$73,835	18,980	54,855

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2011 are as follows:

June 30, 2011				Defined
	Net Unrealized Gain (Loss)			Benefit
	OTTI	HTM	All	Pension and Post-Retirement	Total Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2010	$(4,593)	11,144	47,316	(46,843)	7,024
Changes in component during period	389	(2,228)	14,474	1,485	14,120
Balance, June 30, 2011	$(4,204)	8,916	61,790	(45,358)	21,144

NOTE 12.	Commitments and Contingencies
At June 30, 2011, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $61.6 million in alternative investments.  There is no certainty that any such additional investment will be required.

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
In 2009, we sold 100% of our interest in Selective HR, which had historically comprised the human resource administration outsourcing segment of our operations.  We sold our interest for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  Although the proceeds are contingent upon the future operations of the former Selective HR business, we have no continued involvement relevant to the proceeds.  We recorded an after-tax charge of $1.3 million and $2.1 million in Second Quarter 2010 and Six Months 2010, respectively, primarily due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention.  No such charges have been recorded in 2011.  As of June 30, 2011, our estimated sales price was approximately $6.9 million, of which $2.4 million has been received to date.

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

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Second Quarter 2011 and Six Months 2011;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Ratings;
•	Pending Accounting Pronouncements;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations, Contingent Liabilities, and Commitments.

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

Financial Highlights of Results for Second Quarter 2011 and Six Months 20111

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
(Shares and $ in thousands, except per share amounts)	2011	2010	Points		2011	2010	Points
GAAP measures:
Revenues	$399,570	387,718	3%		$803,026	780,830	3%
Pre-tax net investment income	39,345	36,545	8		82,818	71,251	16
Pre-tax net income	1,221	20,810	(94)		28,993	27,241	6
Net income	2,325	18,766	(88)		23,874	24,569	(3)
Diluted net income per share	0.04	0.35	(89)		0.43	0.45	(4)
Diluted weighted-average outstanding shares	55,135	54,361	1		55,092	54,289	1
GAAP combined ratio	109.2%	100.9	8.3	pts	106.2%	102.5	3.7	pts
Statutory combined ratio	109.5%	101.0	8.5		106.1%	101.9	4.2
Return on average equity	0.9%	7.3	(6.4)		4.4%	4.8	(0.4)
Non-GAAP measures:
Operating income2	$930	22,212	(96)%		$18,735	28,847	(35)%
Diluted operating income per share2	0.01	0.41	(98)		0.34	0.53	(36)
Operating return on average equity2	0.3%	8.6	(8.3	) pts	3.5%	5.6	(2.1	) pts

1 Refer to the Glossary of Terms attached to our 2010 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
2 Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing.  In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings, and the results of discontinued operations, could distort the analysis of trends.  See below for a reconciliation of operating income to net income in accordance with U.S. generally accepted accounting principles (“GAAP”).  Operating return on average equity is calculated by dividing annualized operating income by average stockholders’ equity.

Second Quarter 2011 revenues increased 3% compared to Second Quarter 2011, including a 1% improvement in net premiums earned.  On a written basis, premiums increased 6% for the same period due to economic conditions that have improved our audit and endorsement premiums, coupled with a successful balance between retention and renewal rate.  However, despite these premium improvements, pre-tax net income decreased by $19.6 million in Second Quarter 2011 compared to the same period last year.  The decrease was driven by:

•	Pre-tax underwriting losses, which increased by $29.5 million, to $32.7 million, reflecting:
•	Catastrophe losses which increased by $22.1 million, to $38.1 million, compared to Second Quarter 2010; and
•	Favorable prior year casualty development of $5 million, compared to approximately $12 million of favorable prior year casualty development in Second Quarter 2010.

Partially offsetting these items are:

•
Pre-tax net realized gains, which increased by $5.4 million, from a realized loss of $3.3 million to a realized gain of $2.1 million.  This improvement was primarily due to pre-tax non-cash OTTI charges that were $6.0 million lower than last year at $0.2 million.

•
Pre-tax net investment income earned, which increased $2.8 million, to $39.3 million, due to higher alternative investment income of $3.0 million, to $7.9 million.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information regarding our alternative investment portfolio.

Tax expense from continuing operations decreased primarily due to the pre-tax results discussed above, partially offset by taxes being recorded at a lower full-year expected tax rate as required under Accounting Standards Codification 270, Interim Reporting (“ASC 270”).  The effect of this accounting rule is to record every quarter at the expected annual marginal rate regardless of the relative magnitude of the individual components within any one quarter.

Pre-tax net income increased by $1.8 million in Six Months 2011 compared to the same period last year.  The increase was driven by:

•	Pre-tax net investment income earned, which increased $11.6 million, to $82.8 million, due to higher alternative investment income of $10.8 million, to $19.5 million.

•
Pre-tax net realized gains, which increased $11.2 million from a realized loss of $3.3 million to a realized gain of $7.9 million.  This improvement was primarily due to pre-tax non-cash OTTI charges that were $13.6 million lower than last year at $0.8 million.

•	Pre-tax losses on the disposal of discontinued operations of $3.3 million as of Six Months 2010. No losses have been recorded in 2011.

Partially offsetting these items are:

•	Pre-tax underwriting losses, which increased by $26.0 million, to $43.8 million, reflecting:
•	Non-catastrophe property losses of $115.2 million compared to $98.5 million in Six Months 2010;
•	Catastrophe losses of $44.9 million compared to $40.2 million in Six Months 2010; and
•	Favorable prior year casualty development of $9 million, compared to $21 million of favorable prior year casualty development in Six Months 2010.

Tax expense from continuing operations increased driven by the pre-tax results discussed above coupled with the impact of taxes recorded at a full-year expected tax rate as required under ASC 270.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2011	2010	2011	2010

Operating income	$930	22,212	18,735	28,847
Net realized gains (losses), after tax	1,395	(2,121)	5,139	(2,163)
Loss on disposal of discontinued operations, net of tax	-	(1,325)	-	(2,115)
Net income	$2,325	18,766	23,874	24,569

Diluted operating income per share	$0.01	0.41	0.34	0.53
Diluted net realized gains (losses) per share	0.03	(0.04)	0.09	(0.04)
Diluted net loss from disposal of discontinued operations per share	-	(0.02)	-	(0.04)
Diluted net income per share	$0.04	0.35	0.43	0.45

Operating income decreased in Second Quarter 2011 and Six Months 2011 compared to the same periods last year reflecting increased property losses partially offset by improvements in net investment income as mentioned above.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 990 independent insurance agencies.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and represents approximately 81% of net premium written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 19% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations” section of Item 1. “Business.” of our 2010 Annual Report.

Summary of Insurance Operations

All Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$374,503	353,524	6%		736,338	721,615	2%
Net premiums earned (“NPE”)	355,580	352,190	1		706,923	708,392	-
Less:
Losses and loss expenses incurred	274,555	239,980	14		523,761	494,123	6
Net underwriting expenses incurred	112,246	114,727	(2)		224,181	229,896	(2)
Dividends to policyholders	1,461	644	127		2,747	2,139	28
Underwriting loss	$(32,682)	(3,161)	(934)%		(43,766)	(17,766)	(146	) %
GAAP Ratios:
Loss and loss expense ratio	77.2%	68.1	9.1	pts	74.1%	69.8	4.3	pts
Underwriting expense ratio	31.6	32.6	(1.0)		31.7	32.4	(0.7)
Dividends to policyholders ratio	0.4	0.2	0.2		0.4	0.3	0.1
Combined ratio	109.2	100.9	8.3		106.2	102.5	3.7
Statutory Ratios:
Loss and loss expense ratio	77.2	68.1	9.1		74.1	69.7	4.4
Underwriting expense ratio	31.9	32.7	(0.8)		31.6	31.9	(0.3)
Dividends to policyholders ratio	0.4	0.2	0.2		0.4	0.3	0.1
Combined ratio	109.5%	101.0	8.5	pts	106.1%	101.9	4.2	pts

•
NPW increased in both Second Quarter and Six Months 2011 compared to the same periods last year.  This is the first quarter since the fourth quarter of 2007 that NPW increased compared to the prior year.  This increase is due to economic improvements evidenced in our audit and endorsement premium, coupled with the successful balance between retention and renewal rate.  The following details the fluctuations in NPW for the comparable periods:

o
Audit additional premium of $1.5 million in Second Quarter 2011 and audit return premium of $2.1 million in Six Months 2011 compared to audit return premium of $13.1 million in Second Quarter 2010 and $24.3 million in Six Months 2010;

o
Endorsement additional premium of $1.9 million and $1.5 million in Second Quarter and Six Months 2011, respectively, compared to endorsement return premium of $2.3 million and $7.0 million in Second Quarter and Six Months 2010, respectively; and

o	Increase in net renewals of $6.9 million, to $320.2 million, in Second Quarter 2011 and $3.4 million, to $637.5 million, in Six Months 2011.

These items were partially offset by reductions in new business premiums of $3.3 million, to $68.4 million, in Second Quarter 2011 and $19.7 million, to $128.5 million, in Six Months 2011.

•
NPE changes in Second Quarter and Six Months 2011 compared to the same periods last year are consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2011 as compared to the twelve-month period ended June 30, 2010.

•	The GAAP loss and loss expense ratio increased 9.1 points in Second Quarter 2011 compared to the prior year reflecting:
o	An increase in catastrophe losses of $22.1 million, or 6.2 points, to $38.1 million;
o	Favorable prior year casualty development of approximately $5 million, or 1.4 points, compared to approximately $12 million, or 3.3 points, in Second Quarter 2010; and
o	An increase in non-catastrophe property losses of $6.6 million, or 1.7 points.

•	The GAAP loss and loss expense ratio increased 4.3 points in Six Months 2011 compared to the prior year reflecting:
o	An increase in non-catastrophe property losses of $16.6 million, or 2.4 points;
o	An increase in catastrophe losses of $4.7 million, or 0.7 points, to $44.9 million; and
o	Favorable prior year casualty development of approximately $9 million, or 1.3 points, compared to approximately $21 million, or 2.9 points, in Second Quarter 2010.

The decreases in the GAAP underwriting expense ratio in Second Quarter and Six Months 2011, compared to the same periods last year, were primarily due to an increase in premiums that has outpaced underwriting expenses.

Insurance Operations Outlook

Our Insurance Operations segment reported a statutory combined ratio of 109.5% for Second Quarter 2011 and 106.1% for Six Months 2011.  This includes a Commercial Lines statutory combined ratio of 108.2% and 104.4%, respectively, and a Personal Lines statutory combined ratio of 115.3% and 113.3%, respectively.  A.M. Best Company (“A.M. Best”) notes that industry-wide results for the first quarter of 2011 were significantly worse than the same period in 2010 as a result of elevated levels of catastrophe-related losses, lower reserve releases, and decreased investment gains despite an increase in net premiums written.  A.M Best expects the industry’s return on equity to remain low for the remainder of 2011 as a result of the catastrophe losses that have continued in the second quarter, ongoing challenging market conditions in the commercial lines sector, a sluggish economic recovery, and relatively low investment yields.  A.M. Best believes that the level of reserve deficiencies for the industry will increase.  They also anticipate record-setting catastrophe losses in Second Quarter 2011 as a result of unprecedented tornado activity, hail, drought, and wildfires.  Industry results are expected to deteriorate further as a result of these factors, coupled with continued competitive market conditions, and the low interest rate environment.  Certain analysts believe that results may be unprofitable through 2013, at which time they expect that market conditions may support a broader cyclical turn.

The industry has begun experiencing some improvement in pricing on select lines of business, and there are some indications that pricing may continue to improve, such as:  (i) the low interest rate environment that has continued to put pressure on investment yields; (ii) an A.M. Best commercial lines industry statutory combined ratio projection for 2011 of 110.0%; (iii) higher anticipated reinsurance costs (see the “Reinsurance” section below for more detail); and (iv) declining industry profitability as a result of elevated levels of catastrophe-related losses in Six Months 2011 coupled with an Atlantic hurricane season that is expected to have above-average activity.  A recent report from the Commercial Lines Insurance Pricing Survey showed that industry pricing increased by 0.4% during the first quarter of 2011, the first quarter of positive rate change since 2009.  Despite this slight increase, the commercial lines industry remains very competitive and pricing has continued its downward trend in certain lines of business, such as commercial automobile and commercial property.

While industry pricing has just begun to improve, we are on our ninth consecutive quarter of price increases with 2.6% in Second Quarter 2011.  The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  We believe that once the market as a whole becomes more successful at driving price, we will be able to further capitalize on our relationships with our agents to generate additional renewal price increases.  The price increases we have been able to obtain, coupled with strong retention, have led to growth in our Commercial Lines NPW for the first time since the fourth quarter of 2007.

In an effort to write profitable business in the current commercial and personal lines environment, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.  In addition, as we are committed to executing on our strategy to introduce more high-margin products into our portfolio, we have entered into a renewal rights agreement to write commercial contract binding authority excess and surplus lines business.  The agreement, which is expected to close in the third quarter of 2011, allows us a natural expansion of our commercial lines small business and offers a new product to agents and customers.  The renewal rights that we purchased relate to a commercial lines book of business that produced gross premiums written of $77 million in 2010.

The personal lines market has been more receptive to price increases and our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect in 2010 and 2011, which are expected to generate an additional $26.3 million in annual premium.  We were able to obtain increased Personal Lines renewal pure pricing of 6.5% in Second Quarter 2011 while retention increased two points, to 86%.

Given the elevated level of property losses incurred partially offset by the  rate increases achieved and favorable prior year development we have experienced in Six Months 2011, we are expecting to generate overall full year statutory and GAAP combined ratios of between 104% and 105%, which include a catastrophe loss assumption of four points for the full year.  These combined ratios do not include any assumptions for additional reserve development, favorable or unfavorable.  Weighted average shares at year-end 2011 are expected to be approximately 55 million.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$303,305	286,882	6%		603,639	598,791	1%
NPE	290,295	293,001	(1)		577,058	590,909	(2)
Less:
Losses and loss expenses incurred	216,363	192,856	12		412,385	401,077	3
Net underwriting expenses incurred	94,802	96,196	(1)		189,091	195,360	(3)
Dividends to policyholders	1,461	644	127		2,747	2,139	28
Underwriting (loss) income	$(22,331)	3,305	(776)%		(27,165)	(7,667)	254%
GAAP Ratios:
Loss and loss expense ratio	74.5%	65.8	8.7	pts	71.5%	67.9	3.6	pts
Underwriting expense ratio	32.7	32.9	(0.2)		32.7	33.0	(0.3)
Dividends to policyholders ratio	0.5	0.2	0.3		0.5	0.4	0.1
Combined ratio	107.7	98.9	8.8		104.7	101.3	3.4
Statutory Ratios:
Loss and loss expense ratio	74.5	65.8	8.7		71.5	67.8	3.7
Underwriting expense ratio	33.2	33.9	(0.7)		32.4	32.6	(0.2)
Dividends to policyholders ratio	0.5	0.2	0.3		0.5	0.4	0.1
Combined ratio	108.2%	99.9	8.3	pts	104.4%	100.8	3.6	pts

•
NPW increased in both Second Quarter and Six Months 2011 compared to the same periods last year.  This is the first quarter since the fourth quarter of 2007 that NPW increased compared to the prior year.  This increase is due to economic improvements evidenced in our audit and endorsement premium, coupled with the successful balance between retention and renewal rate.  The following details the fluctuations in NPW for the comparable periods:

o
Audit additional premium of $1.5 million and audit return premium of $2.1 million in Second Quarter and Six Months 2011, respectively, compared to audit return premium of $13.1 million and $24.3 million in Second Quarter and Six Months 2010, respectively; and

o
Endorsement additional premium of $1.7 million and $1.2 million in Second Quarter and Six Months 2011, respectively, compared to endorsement return premium of $2.6 million and $7.4 million in Second Quarter and Six Months 2010, respectively.

These increases were partially offset by reductions in net renewals of $1.5 million, to $260.2 million, in Second Quarter 2011, and $11.4 million, to $527.4 million, in Six Months 2011 despite renewal pure price increases of 2.6% and 2.7% in the Second Quarter and Six Months 2011, respectively.  In addition, direct new business, while flat in Second Quarter 2011 compared to Second Quarter 2010, decreased $15.2 million, to $102.5 million, in Six Months 2011.

•
NPE decreases in Second Quarter and Six Months 2011 compared to the Second Quarter and Six Months 2010 are consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2011 as compared to the twelve-month period ended June 30, 2010.

•	The 8.7-point increase in the GAAP loss and loss expense ratio in Second Quarter 2011 compared to Second Quarter 2010 reflects:
o	An increase in catastrophe losses of $14.8 million, or 5.1 points, in Second Quarter 2011;
o	An increase in non-catastrophe property losses of $4.7 million, or 1.7 points, in Second Quarter 2011; and
o	Approximately $6 million, or 1.9 points, of favorable casualty prior year development in Second Quarter 2011 compared to approximately $13 million, or 4.3 points, in Second Quarter 2010.

The 3.6-point increase in the GAAP loss and loss expense ratio in Six Months 2011 compared to Six Months 2010 reflects:
o	An increase in non-catastrophe property losses of $5.6 million, or 1.2 points, in Six Months 2011; and
o
Approximately $10 million, or 1.7 points, of favorable casualty prior year development in Six Months 2011 compared to approximately $22 million, or 3.7 points, in Six Months 2010.  For further detail regarding the development in Second Quarter and Six Months 2011 and 2010 see the following lines of business discussions.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$90,463	83,513	8%		179,235	173,047	4%
Statutory NPE	85,672	83,967	2		168,238	169,188	(1)
Statutory combined ratio	103.0%	93.5	9.5	pts	101.7%	93.2	8.5	pts
% of total statutory commercial NPW	30%	29			30%	29

We continue to see improvements in pricing in this line as our renewal pure price increase was 3.6% and 3.8% in Second Quarter and Six Months 2011, respectively.  NPW increased in both Second Quarter and Six Months 2011 which is evidenced by the following:
o
Endorsement additional premium of $1.0 million and $1.3 million in Second Quarter and Six Months 2011, respectively, compared to return premium of $0.7 million and $2.3 million in Second Quarter and Six Months 2010, respectively; and

o
Audit return premium of $0.2 million and $3.5 million in Second Quarter and Six Months 2011, respectively, compared to $7.0 million and $13.7 million in Second Quarter and Six Months 2010, respectively.

Partially offsetting the items above were:
o	Net renewals that decreased 2%, or $1.3 million, to $79.3 million in Second Quarter 2011, and 3%, or $4.2 million, to $160.2 million in Six Months 2011; and
o	New business that decreased 11%, or $3.3 million, to $28.1 million in Six Months 2011.

As of June 30, 2011, approximately 55% of our premium in this line is subject to audit.  At the end of the policy period, actual exposure units (usually sales or payroll) on policies with premium subject to audit are compared to beginning of period estimates and a return premium or additional premium transaction occurs.

The increase in the statutory combined ratio for this line for Second Quarter and Six Months 2011 compared to the same periods last year was driven by lower favorable prior year development, which was as follows:
•
2011:  $1 million, or 1.2 points, in Second Quarter and $4 million, or 2.3 points, in Six Months, driven by the 2005 through 2009 accident years partially offset by adverse development in the 2010 accident year;

•	2010: $10 million, or 11.9 points, in Second Quarter and $19 million, or 11.2 points, in Six Months, driven by 2008 and prior accident years.

Workers Compensation

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$66,705	57,360	16%		134,473	129,543	4%
Statutory NPE	63,855	62,069	3		126,381	126,710	-
Statutory combined ratio	116.3%	127.4	(11.1	) pts	119.5%	121.7	(2.2	) pts
% of total statutory commercial NPW	22%	20			22%	22

In Second Quarter and Six Months 2011, we experienced NPW increases, with renewal pure price increases of 3.3% for both periods.  The increases are evidenced by the following:
o
Endorsement additional premiums of $0.8 million and $0.6 million in Second Quarter and Six Months 2011, respectively, compared to endorsement return premiums of $1.5 million and $3.1 million in Second Quarter and Six Months 2010, respectively; and

o
Audit additional premiums of $1.7 million and $1.3 million in Second Quarter and Six Months 2011, respectively, compared to return premium of $6.1 million and $10.6 million in Second Quarter and Six Months 2010, respectively.

Partially offsetting the items above were:
o	Net renewals that decreased 2%, or $1.0 million, to $56.7 million in Second Quarter 2011 and 7%, or $8.7 million, to $117.4 million in Six Months 2011; and
o	New business that decreased 13%, or $3.4 million, to $23.2 million in Six Months 2011.

The decrease in the statutory combined ratio for this line for Second Quarter and Six Months 2011 compared to the same periods last year was driven by lower unfavorable prior year development which was as follows:
•	2011: $1 million, or 1.6 points, in Second Quarter and $7 million, or 5.5 points, in Six Months, driven by the 2010 accident year; and
•	2010: $8 million, or 12.9 points, in Second Quarter and $14 million, or 11.0 points, in Six Months, primarily associated with increased severity in the 2008 and 2009 accident years.

Commercial Automobile

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$72,740	72,770	-%		144,469	148,255	(3	) %
Statutory NPE	69,199	73,176	(5)		138,869	147,492	(6)
Statutory combined ratio	92.5%	87.9	4.6	pts	92.4%	89.4	3.0	pts
% of total statutory commercial NPW	24%	25			24%	25

Economic factors continue to put pressure on NPW for this line as exposure levels are reduced.  This is primarily evidenced in new business, which is down 14%, or $3.5 million, to $22.0 million in Six Months 2011.

The increase in the statutory combined ratio for this line was primarily driven by lower favorable casualty prior year development in Second Quarter and Six Months 2011 compared to Second Quarter and Six Months 2010.  Prior year casualty development was as follows:
o	2011: $4 million, or 5.1 points, in Second Quarter and $8 million, or 5.8 points, in Six Months driven by accident years 2006 through 2009; and
o
2010: $10 million, or 13.7 points, in Second Quarter due to lower than anticipated severity primarily in the 2007 through 2009 accident years and $17 million, or 11.2 points, in Six Months, due to lower than anticipated severity primarily in the 2005 through 2009 accident years.

Commercial Property

	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$49,049	49,502	(1	) %	97,380	99,641	(2	) %
Statutory NPE	47,877	50,295	(5)		96,070	100,630	(5)
Statutory combined ratio	130.9%	90.3	40.6	pts	108.8%	99.3	9.5	pts
% of total statutory commercial NPW	16%	17			16%	17

NPW for this line of business decreased in Six Months 2011 due to lower new business, which was down 14%, or $2.8 million, to $16.7 million.  Partially offsetting this decrease was an increase in net renewals of $0.6 million, to $89.2 million.

The increase in the statutory combined ratio for this line was driven by the following:
o	An increase in catastrophe losses of $11.4 million, or 24.8 points, to $21.2 million in Second Quarter 2011 and $1.1 million, or 2.2 points, to $24.9 million in Six Months 2011; and
o	An increase in non-catastrophe losses of $6.7 million, or 15.3 points, to $20.7 million in Second Quarter 2011 and $4.8 million, or 6.5 points, to $38.3 million in Six Months 2011.

Personal Lines

Personal Lines	Quarter ended		Change		Six Months ended		Change
	June 30,		% or		June 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$71,198	66,642	7%		132,699	122,824	8%
NPE	65,285	59,189	10		129,865	117,483	11
Less:
Losses and loss expenses incurred	58,192	47,124	23		111,376	93,046	20
Net underwriting expenses incurred	17,444	18,531	(6)		35,090	34,536	2
Underwriting loss	$(10,351)	(6,466)	(60	) %	(16,601)	(10,099)	(64	) %
GAAP Ratios:
Loss and loss expense ratio	89.1%	79.6	9.5	pts	85.8%	79.2	6.6	pts
Underwriting expense ratio	26.8	31.3	(4.5)		27.0	29.4	(2.4)
Combined ratio	115.9	110.9	5.0		112.8	108.6	4.2
Statutory Ratios:
Loss and loss expense ratio	89.2	79.6	9.6		85.7	79.2	6.5
Underwriting expense ratio	26.1	28.0	(1.9)		27.6	28.1	(0.5)
Combined ratio	115.3%	107.6	7.7	pts	113.3%	107.3	6.0	pts

•	NPW increased in Second Quarter and Six Months 2011 compared to Second Quarter and Six Months 2010 primarily due to:
o
21 rate increases, 17 of which are 5% or more, that went into effect across our Personal Lines footprint during Six Months 2011 and are expected to generate an additional $11.6 million in annual premium; and

o
Net renewal direct premium written (“DPW”) increases of $8.4 million, or 16%, to $60.0 million, for Second Quarter 2011 and $14.8 million, or 16%, to $110.1 million for Six Months 2011.  Renewal pure price increased 6.5% in both Second Quarter and Six Months 2011.  These net renewal DPW increases reflect policy retention increases of two points in Second Quarter 2011 and one point in Six Months 2011, to 86% for both periods.

•
NPE increases in Second Quarter and Six Months 2011, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended June 30, 2011 as compared to the 12-month period ended June 30, 2010.

•
The 9.5-point increase in the GAAP loss and loss expense ratio in Second Quarter 2011 compared to Second Quarter 2010 was primarily attributable to an increase in catastrophe property losses of $7.3 million, or 10.4 points.

The 6.6-point increase in the GAAP loss and loss expense ratio in Six Months 2011 compared to Six Months 2010 was primarily attributable to an increase in non-catastrophe property losses of $11.0 million, or 5.7 points.  During Six Months 2011, 41 large property claims (more than $100,000) amounted to $12.4 million compared to $6.6 million from 21 large property claims for Six Months 2010.

•
The decrease in the GAAP underwriting expense ratio in Second Quarter and Six Months 2011 compared to Second Quarter and Six Months 2010 was attributable to an increase in premiums that has outpaced underwriting expenses.

We continue to work to achieve the necessary rate increases across our footprint states to improve profitability.  In addition, our Personal Lines strategy includes:  (i) continued improvement in the quality of new business, focusing on low-frequency and high retaining business through the use of our predictive modeling tools; (ii) fortifying our relationships with our independent agents; (iii) continued diversification in our territory structure; and (iv) providing the excellent service that our policyholders and agents demand.  The rate increases that we anticipate obtaining in 2011 are expected to generate an additional $17.6 million in annual premium.  Policy retention continues to be positive, despite increases to our rates over the past several years.  We believe that this increase in policy retention reflects the hardening of the personal lines market as well as:  (i) the ability of our pricing tools to comprehensively analyze where rate increases are appropriate; and (ii) our strategy to obtain high retention, low frequency accounts in our core book of business.

Reinsurance
On February 28, 2011, Risk Management Solutions, Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its US Hurricane Model.  The RMS v. 11 model incorporates increased vulnerability of construction assumptions and increases to wind hazards further inland.  Reinsurance brokers indicate that the RMS version change created significant increases in modeled losses across portfolios with different geographic and business mix attributes.  The modeled results of our portfolio indicate increases in modeled losses of between 70%-100% of the RMS v. 9 model results.  Below is a summary of the largest 3 actual hurricane losses that we experienced in the past 20 years:

Accident Year	Hurricane Name	Actual Loss ($ in millions)
1989	Hurricane Hugo	$26.0
1999	Hurricane Floyd	14.5
2003	Hurricane Isabel	13.4

We view catastrophe modeling as an important tool in our management of aggregation risk. The significant shift of the results created by the latest update to the RMS model, as well as the differences in the modeled losses for the same portfolio between RMS and AIR Worldwide (“AIR”) hurricane models, demonstrates the limitations of available models. We therefore use these models to gauge the general direction of change in our risk profile rather than a precise risk indicator. Modeling results are an important part of the determination of the amount of reinsurance we seek to purchase to transfer some of our catastrophic risk. As a result of our blended view of RMS’s v. 11.0 and AIR v. 12, on April 22, 2011 we purchased an additional $75 million layer of catastrophe coverage. This brings our Catastrophe Excess of Loss program to $435 million in excess of $40 million retention.

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
2 Equity as of June 30, 2011.
3 Current Catastrophic Excess of Loss program exhausts at 1 in 153 year event with corresponding net loss to equity of 6% based on blended model results.  The blended model results for a 1 in 250 year event corresponds to net losses equal to 18% of equity.

We have successfully completed negotiations of our July 1, 2011 excess of loss treaties with highlights as follows:

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

Casualty Excess of Loss
The Casualty Excess of Loss treaty (“Casualty Treaty”) was renewed with substantially the same terms as the expiring treaty providing the following per occurrence coverage:
•	The first layer now provides coverage for 100% of up to $3.0 million in excess of a $2.0 million retention, compared to 85% coverage in the expiring treaty.
•	The next five layers provide coverage for 100% of up to $85.0 million in excess of $5.0 million.
•
Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.  Annual aggregate terrorism limits increased to $201.0 million from $198.8 million due to the increased participation on the first layer.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  The equity portfolio return objective is to meet or exceed a weighted-average benchmark of public equity indices with a secondary goal of generating dividend income.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.  During the first quarter of 2011, we began repositioning our equity portfolio into a high dividend yield equities strategy that is benchmarked to the Standards and Poor’s (“S&P”) 500 Index.  The return objective for other investments, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	June 30, 2011	December 31, 2010	Change %

Total invested assets	$4,007,338	3,925,722	2%
Unrealized gain – before tax	102,312	82,872	23
Unrealized gain – after tax	66,503	53,867	23

Our investment portfolio totaled $4.0 billion at June 30, 2011, an increase of 2% compared to December 31, 2010.  This increase was driven primarily by:  (i) cash flows generated from our Insurance Operations; and (ii) increased valuations on securities in our available-for-sale (“AFS”) portfolio.  The unrealized gain position on the AFS portfolio increased by $19.4 million on a pre-tax basis, to $102.3 million, as of June 30, 2011.

The breakdown of our investment portfolio, which generally remained unchanged from December 31, 2010, is as follows:

	June 30,	December 31,
	2011	2010
U.S. government obligations	10%	11%
Foreign government obligations	1	1
State and municipal obligations	33	36
Corporate securities	29	27
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	2	2
Total fixed maturity securities	90	91

Equity securities	3	2
Short-term investments	4	4
Other investments	3	3
Total	100%	100%

We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The average duration of the fixed maturity securities portfolio as of June 30, 2011, including short-term investments, was 3.3 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years.  The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

Our fixed maturity securities portfolio carries a weighted average credit rating of “AA” despite ratings migration over the past year due to general economic conditions and our recent heavier allocation to investment-grade corporate bonds.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	June 30,	December 31,
Security Rating	2011	2010
Aaa/AAA	42%	42%
Aa/AA	28	28
A/A	22	21
Baa/BBB	7	8
Ba/BB or below	1	1
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations1	$296.9	8.2	AAA	320.5	8.1	AAA
Foreign government obligations	30.1	0.3	AA	19.0	-	AA
State and municipal obligations	542.6	29.7	AA+	533.9	21.9	AA+
Corporate securities	1,078.5	31.4	A	993.7	19.9	A
MBS	498.9	12.5	AA+	426.9	6.7	AA+
ABS	78.2	0.6	AAA	48.7	0.2	AAA
Total AFS fixed maturity portfolio	$2,525.2	82.7	AA	2,342.7	56.8	AA

State and Municipal Obligations:
General obligations	$294.9	16.6	AA+	289.6	11.1	AA+
Special revenue obligations	247.7	13.1	AA	244.3	10.8	AA
Total state and municipal obligations	$542.6	29.7	AA+	533.9	21.9	AA+

Corporate Securities:
Financial	$344.4	8.7	A+	289.9	4.5	A+
Industrials	81.2	4.4	A	77.0	3.6	A-
Utilities	68.5	1.1	A-	56.5	0.2	BBB+
Consumer discretion	85.0	2.0	A-	98.9	1.1	A-
Consumer staples	118.0	3.5	A	101.6	2.1	A-
Healthcare	141.9	5.2	AA-	138.0	4.1	AA-
Materials	52.9	1.3	A-	57.0	0.8	A-
Energy	56.6	2.1	A	49.5	1.2	A
Information technology	70.7	1.1	A+	51.5	0.4	A+
Telecommunications services	44.1	0.8	BBB+	50.5	0.2	A-
Other	15.2	1.2	AA+	23.3	1.7	AA+
Total corporate securities	$1,078.5	31.4	A	993.7	19.9	A

MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$72.3	3.6	AAA	71.9	3.3	AAA
Non-agency CMBS	36.8	(0.2)	A-	32.6	(2.1)	A-
Government guaranteed agency residential MBS (“RMBS”)	94.7	3.9	AAA	91.1	3.0	AAA
Other agency RMBS	250.6	5.5	AAA	183.6	3.8	AAA
Non-agency RMBS	36.1	(0.3)	BBB-	38.3	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	8.4	-	AA+	9.4	(0.3)	AAA
Total MBS	$498.9	12.5	AA+	426.9	6.7	AA+

ABS:
ABS	$77.4	0.7	AAA	47.8	0.2	AAA
Sub-prime ABS2, 3	0.8	(0.1)	D	0.9	-	D
Total ABS	$78.2	0.6	AAA	48.7	0.2	AAA

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3 Subprime ABS consists of one security that is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at June 30, 2011 and December 31, 2010:

June 30, 2011					Total
			Unrecognized	Unrealized	Unrealized/	Average
	Fair	Carry	Holding Gain	Gain (Loss) in	Unrecognized	Credit
($ in millions)	Value	Value	(Loss)	AOCI	Gain (Loss)	Quality
HTM Portfolio:
U.S. government obligations1	$97.1	90.8	6.3	4.3	10.6	AAA
Foreign government obligations	5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	821.5	796.3	25.2	17.3	42.5	AA
Corporate securities	77.7	69.7	8.0	(3.0)	5.0	A
MBS	109.9	100.2	9.7	(5.3)	4.4	AA+
ABS	9.3	8.0	1.3	(2.3)	(1.0)	A-
Total HTM portfolio	$1,121.0	1,070.6	50.4	11.3	61.7	AA

State and Municipal Obligations:
General obligations	$234.5	227.2	7.3	8.1	15.4	AA
Special revenue obligations	587.0	569.1	17.9	9.2	27.1	AA
Total state and municipal obligations	$821.5	796.3	25.2	17.3	42.5	AA

Corporate Securities:
Financial	$21.7	18.5	3.2	(2.0)	1.2	A-
Industrials	20.7	18.0	2.7	(0.8)	1.9	A
Utilities	17.0	16.0	1.0	(0.1)	0.9	A
Consumer discretion	7.3	7.0	0.3	0.1	0.4	AA-
Consumer staples	5.3	5.0	0.3	-	0.3	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB
Energy	3.6	3.3	0.3	(0.1)	0.2	BBB-
Total corporate securities	$77.7	69.7	8.0	(3.0)	5.0	A

MBS:
Government guaranteed agency CMBS	$5.2	5.0	0.2	-	0.2	AAA
Non-agency CMBS	38.7	31.6	7.1	(6.2)	0.9	AA
Government guaranteed agency RMBS	7.5	6.9	0.6	(0.1)	0.5	AAA
Other agency RMBS	58.4	56.6	1.8	1.0	2.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$109.9	100.2	9.7	(5.3)	4.4	AA+

ABS:
ABS	$6.4	5.5	0.9	(0.7)	0.2	BBB+
Alt-A ABS	2.9	2.5	0.4	(1.6)	(1.2)	AA-
Total ABS	$9.3	8.0	1.3	(2.3)	(1.0)	A-

December 31, 2010					Total
					Unrealized/	Average
	Fair	Carry	Unrecognized	Unrealized Gain	Unrecognized	Credit
($ in millions)	Value	Value	Holding Gain	(Loss) in AOCI	Gain (Loss)	Quality
HTM Portfolio:
U.S. government obligations1	$103.1	98.1	5.0	4.7	9.7	AAA
Foreign government obligations	5.6	5.6	-	0.3	0.3	AA+
State and municipal obligations	912.3	896.6	15.7	22.2	37.9	AA
Corporate securities	82.1	72.7	9.4	(4.0)	5.4	A-
MBS	141.3	130.8	10.5	(6.3)	4.2	AAA
ABS	11.9	10.5	1.4	(2.4)	(1.0)	A
Total HTM portfolio	$1,256.3	1,214.3	42.0	14.5	56.5	AA

State and Municipal Obligations:
General obligations	$240.3	236.8	3.5	9.7	13.2	AA
Special revenue obligations	672.0	659.8	12.2	12.5	24.7	AA
Total state and municipal obligations	$912.3	896.6	15.7	22.2	37.9	AA

Corporate Securities:
Financial	$23.5	20.0	3.5	(2.5)	1.0	A-
Industrials	22.8	19.4	3.4	(1.2)	2.2	A
Utilities	16.9	16.1	0.8	(0.1)	0.7	BBB
Consumer discretion	7.7	7.1	0.6	0.2	0.8	AA-
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.7	3.3	0.4	(0.2)	0.2	BB+
Total corporate securities	$82.1	72.7	9.4	(4.0)	5.4	A-

MBS
Government guaranteed agency CMBS	$9.2	8.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AAA
Non-agency CMBS	42.1	35.0	7.1	(7.4)	(0.3)	AA+
Government guaranteed agency RMBS	4.5	4.0	0.5	(0.1)	0.4	AAA
Other agency RMBS	81.8	79.2	2.6	1.2	3.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$141.3	130.8	10.5	(6.3)	4.2	AAA

ABS:
ABS	$9.1	8.0	1.1	(0.9)	0.2	A-
Alt-A ABS	2.8	2.5	0.3	(1.5)	(1.2)	AA-
Total ABS	$11.9	10.5	1.4	(2.4)	(1.0)	A

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of June 30, 2011:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$354,577	AA-	A+
Assured Guaranty	232,604	AA+	A
Ambac Financial Group, Inc.	95,127	AA-	AA-
Other	20,685	AA	A+
Total	$702,993	AA	A+

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at June 30, 2011:

State Exposures of Municipal Bonds
	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$85,750	1,056	59,425	146,231	AA
Washington	45,866	-	45,122	90,988	A+
Arizona	6,837	-	68,695	75,532	AA
Florida	-	-	69,155	69,155	A+
North Carolina	23,474	22,266	23,385	69,125	AA+
New York	-	-	67,348	67,348	AA+
Ohio	13,687	7,345	33,343	54,375	AA
Minnesota	5,156	41,240	6,797	53,193	AAA
Illinois	19,856	-	28,388	48,244	AA-
Colorado	28,535	1,847	16,885	47,267	AA-
Other	123,111	76,479	379,770	579,360	AA-
	352,272	150,233	798,313	1,300,818	AA
Advanced refunded/escrowed to maturity bonds	21,482	5,389	36,457	63,328	A+
Total	$373,754	155,622	834,770	1,364,146	AA

There has recently been widespread concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures.  This has led to speculation about potential fallout on the municipal bond market.  Overall, we are comfortable with the quality, composition, and diversification of our $1.4 billion municipal bond portfolio, but we closely monitor our exposure, particularly in light of the changing landscape for municipalities.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 35% maturing within three years and another 33% maturing between three and five years.  The weightings of the municipal bond portfolio are:  61% of high-quality revenue bonds that have dedicated revenue streams, 27% of local general obligation bonds, and 12% of state general obligation bonds.  In addition, approximately 5% of the municipal bond portfolio has been refunded in advance.  Our largest state exposure is to Texas, at 11% excluding the impact of advanced refunded bonds.  Of the $86 million in local Texas general obligation bonds, $42 million represents investments in Texas Permanent School Fund bonds, which are considered to be lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2010. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2010 Annual Report.

As of June 30, 2011, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			June 30, 2011
	Carrying Value		Remaining
($ in thousands)	June 30, 2011	December 31, 2010	Commitment
Alternative Investments:
Energy/power generation	$29,862	35,560	10,296
Secondary private equity	27,601	26,709	12,334
Distressed debt	19,868	20,432	3,389
Private equity	18,786	21,601	7,966
Real estate	15,642	14,192	10,670
Mezzanine financing	10,126	10,230	15,865
Venture capital	7,666	6,386	1,100
Total alternative investments	129,551	135,110	61,620
Other securities	2,586	2,755	-
Total other investments	$132,137	137,865	61,620

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $61.6 million in these alternative investments through commitments that currently expire at various dates through 2022.  For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2011	2010	2011	2010
Fixed maturity securities	$32,752	32,977	65,875	66,173
Equity securities	785	480	1,102	932
Short-term investments	33	133	95	233
Other investments	7,922	4,884	19,588	8,816
Investment expenses	(2,147)	(1,929)	(3,842)	(4,903)
Net investment income earned – before tax	39,345	36,545	82,818	71,251
Net investment income tax expense	(9,925)	(8,617)	(21,273)	(16,498)
Net investment income earned – after tax	$29,420	27,928	61,545	54,753

Effective tax rate on net investment income	25.2%	23.6	25.7%	23.2
Annual after-tax yield on fixed maturity securities			2.7	2.9
Annual after-tax yield on investment portfolio			3.1	2.9

Net investment income, before tax, increased by:  (i) $2.8 million for Second Quarter 2011 compared to Second Quarter 2010; and (ii) $11.6 million for Six Months 2011 compared to Six Months 2010.  These increases were primarily driven by income from our alternative investments within our investment portfolio.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2011	2010	2011	2010
Energy/power generation	$1,284	965	5,839	3,031
Private equity	1,181	99	3,758	807
Secondary private equity	3,067	2,665	4,716	3,684
Distressed debt	421	(41)	1,394	723
Real estate	681	(494)	1,450	(2,359)
Venture capital	565	(18)	1,323	248
Mezzanine financing	701	1,692	1,061	2,629
Other	22	16	47	53
Total other investment income	$7,922	4,884	19,588	8,816

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized gains were as follows:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
HTM fixed maturity securities
Gains	$8	368	9	412
Losses	(108)	(210)	(322)	(450)
AFS fixed maturity securities
Gains	1,947	325	2,354	4,782
Losses	-	(7,558)	(7)	(7,589)
AFS equity securities
Gains	468	9,995	6,671	14,174
Losses	-	-	-	(233)
Total other net realized investment gains	2,315	2,920	8,705	11,096
Total OTTI charges recognized in earnings	(169)	(6,184)	(799)	(14,424)
Total net realized gains (losses)	$2,146	(3,264)	7,906	(3,328)

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

There were no securities sold at a loss during Second Quarter 2011 and Six Months 2011.  The following tables present the period of time that securities sold at a loss in Second Quarter 2010 and Six Months 2010 were continuously in an unrealized loss position prior to sale:

Period of Time in an	Quarter ended
Unrealized Loss Position	June 30, 2010
	Fair
	Value on	Realized
($ in thousands)	Sale Date	Loss
Fixed maturities:
0 – 6 months	$6,403	432
7 – 12 months	-	-
Greater than 12 months	10,257	7,098
Total fixed maturities	16,660	7,530
Total equity securities	-	-
Total other investments	-	-
Total	$16,660	7,530

Period of Time in an	Six Months ended
Unrealized Loss Position	June 30, 2010
	Fair
	Value on	Realized
($ in thousands)	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463
7 – 12 months	-	-
Greater than 12 months	10,257	7,098
Total fixed maturities	21,719	7,561
Equities:
0 – 6 months	4,128	233
7 – 12 months	-	-
Total equity securities	4,128	233
Total other investments	-	-
Total	$25,847	7,794

Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.  From time to time, this may involve initiating sales programs to rebalance the overall portfolio allocation.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Six Months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
HTM securities
ABS	$-	-	-	31
CMBS	-	1,464	-	4,125
RMBS	-	317	-	317
Total HTM securities	-	1,781	-	4,473

AFS securities
Obligations of state and political subdivisions	-	-	17	-
Corporate securities	-	-	244	-
CMBS	142	1,372	472	1,372
RMBS	27	2,359	66	7,907
Total fixed maturity AFS securities	169	3,731	799	9,279
Equity Securities	-	672	-	672
Total AFS securities	169	4,403	799	9,951

Total OTTI charges recognized in earnings	$169	6,184	799	14,424

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

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$4,051	(52)	-	-
Foreign government	15,355	(145)	-	-
Obligations of states and political subdivisions	-	-	305	(6)
Corporate securities	254,600	(4,125)	-	-
ABS	25,317	(56)	765	(72)
CMBS	8,064	(33)	10,362	(1,148)
RMBS	68,028	(888)	7,201	(624)
Total fixed maturity securities	375,415	(5,299)	18,633	(1,850)
Equity securities	51,650	(1,663)	-	-
Subtotal	$427,065	(6,962)	18,633	(1,850)

	Less than 12 months			12 months or longer
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses1	Gains (Losses)3	Fair Value	Unrealized Losses1	Gains (Losses)3
HTM securities
Obligations of states and political subdivisions	$13,127	(549)	476	23,379	(1,630)	1,312
ABS	-	-	-	3,364	(1,635)	340
CMBS	-	-	-	6,438	(3,554)	1,137
RMBS	-	-	-	112	(38)	18
Subtotal	$13,127	(549)	476	33,293	(6,857)	2,807

Total AFS and HTM	$440,192	(7,511)	476	51,926	(8,707)	2,807

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses1	Fair Value	Unrealized Losses1
AFS securities
U.S. government and government agencies2	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Losses) Gains1	Gains (Losses)3	Fair Value	Unrealized Losses1	Unrecognized Gains3
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

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

The number of securities in an unrealized/unrecognized loss position increased from 199 at December 31, 2010 to 225 at June 30, 2011, with an associated fair value of $621.0 million and $492.1 million, respectively.  Despite the increase in the number of securities and the associated fair value, the corresponding unrealized/unrecognized position in total declined by $8.6 million, reflecting smaller loss positions.  This is further illustrated in the following table wherein the number of issues in the 80% – 99% market/book category increased since December 31, 2010 while the overall loss position decreased during the same period:

($ in thousands) June 30, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
221	80% - 99%	$9,331	193	80% - 99%	$16,310
1	60% - 79%	23	2	60% - 79%	1,125
2	40% - 59%	2,529	2	40% - 59%	2,160
1	20% - 39%	1,052	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$12,935			$21,557

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

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at June 30, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$17,181	17,017
Due after one year through five years	228,793	226,007
Due after five years through ten years	146,623	143,051
Due after ten years	8,600	7,973
Total	$401,197	394,048

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at June 30, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$363	361
Due after one year through five years	37,422	34,553
Due after five years through ten years	10,719	10,542
Due after ten years	2,039	964
Total	$50,543	46,420

Investments Outlook
Through Six Months 2011 the economic recovery has been proceeding at a slow pace.  The labor market continues to be sluggish, with the Bureau of Labor Statistics reporting that the June 2011 unemployment rate was 9.2%, up from the March reading and down only 0.3% from June 2010.  The Federal Reserve continues to maintain an accommodative monetary policy with no indication of an upcoming change.  We are focused on the following areas of concern:  (i) instability in oil producing countries and the impact on oil prices; (ii) efforts to contain the Eurozone debt crisis; (iii) commodity input price inflation; (iv) overall inflation expectations; and (v) the overhang in the domestic housing market.  Inflation and the monetary response to it will have a significant impact on our fixed income portfolio.  At its June meeting, the Federal Reserve acknowledged recent inflationary indicators although consensus remains for stable longer term inflation.  The accommodative monetary policy is likely to continue through 2011 and it will be challenging to maintain yield and credit quality given the spread between maturing assets and current reinvestment rates.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high quality instruments including additions to investment grade corporate bonds with diversified maturities to manage incremental interest rate risk.  When market conditions warrant, we may opportunistically invest in higher yielding fixed income securities to take advantage of attractive risk adjusted return opportunities.

We have modified our equity portfolio and are pursuing a more sector-neutral position for this asset class.  As mentioned previously, we have allocated assets to a high dividend yield strategy, which is expected to improve our equity portfolio’s diversification and provide additional yield while maintaining our allocation to the domestic equities market.

Our current outlook for alternative investments is positive.  Private markets remain strong and the improved merger and acquisition environment is an important driver of exit opportunities for our general partners, and has also positively impacted the underlying funds’ portfolio values.

Federal Income Taxes
Federal income taxes from continuing operations decreased by $3.9 million for Second Quarter 2011 and increased by $1.3 million for Six Months 2011, to a benefit of $1.1 million for Second Quarter 2011 and an expense of $5.1 million for Six Months 2011, compared to an expense of $2.8 million and $3.8 million, respectively.  The decrease in Second Quarter 2011 is primarily due to an increase in underwriting losses compared to the prior year.  The increase for Six Months 2011 is attributable to an increase in net investment income and net realized gains.  The effective tax rate was approximately (90)% for Second Quarter 2011 and 18% for Six Months 2011, compared to an effective tax rate of 12% for both Second Quarter and Six Months 2010.  Our effective tax rate for continuing operations differs from the federal corporate rate of 35% primarily as a result of tax-advantaged investment income.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $143 million at June 30, 2011, primarily comprised of $41 million at Selective Insurance Group, Inc. (the “Parent”) and $102 million at the Insurance Subsidiaries.  We continually evaluate our liquidity levels and short-term investments are maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under its line of credit, loan agreements with our Indiana-domiciled Insurance Subsidiaries (“Indiana Subsidiaries”), and the issuance of stock and debt securities.  We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.  The Parent had no private or public issuances of stock or debt during 2011 and there were no borrowings under its $30 million line of credit (“Line of Credit”).

We currently anticipate the Insurance Subsidiaries paying approximately $63 million of dividends to the Parent in 2011, of which $29 million was paid through Second Quarter 2011, compared to our allowable ordinary maximum dividend amount of approximately $110 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.  For additional information regarding dividend restrictions, refer to Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.”  All borrowings from FHLBI are required to be secured by certain investments.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At June 30, 2011, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 6. “Investments” of this Form 10-Q.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business.  The duration of the fixed maturity securities portfolio, including short-term investments, was 3.3 years as of June 30, 2011, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders.  Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties.  This Line of Credit, which is not used in our daily cash management, provides the Parent an additional source of short-term liquidity, if needed.  The interest rate on our Line of Credit varies and is based on the Parent’s debt ratings.  The Line of Credit expires on June 13, 2014.  There were no balances outstanding under this credit facility as of June 30, 2011 or at any time during 2011.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to:  (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; and (v) engage in transactions with affiliates.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2011	Actual as of June 30, 2011
Consolidated net worth	$783 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio1	Not to exceed 35%	17.73%
A.M. Best financial strength rating	Minimum of A-	A+
1 Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At June 30, 2011, we had statutory surplus and GAAP stockholders’ equity of $1.1 billion.  We had total debt of $262 million at June 30, 2011, which equates to a debt-to-capital ratio of approximately 19.2%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels.  As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support an “A+” (Superior) financial strength A.M. Best rating for the Insurance Subsidiaries.  Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.
Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $20.33 as of June 30, 2011 from $19.95 as of December 31, 2010, primarily driven by:  (i) net income, which led to an increase in book value per share of $0.44; and (ii) an increase in unrealized gains on our investment portfolio, which led to an increase in book value of $0.23.  Partially offsetting this increase was:  (i) the impact of dividends paid to our stockholders, which resulted in a decrease in book value per share of $0.26; and (ii) the issuance of stock under our stock compensation plans, which led to a decrease in book value of $0.06.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations.  We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in Second Quarter 2011 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook.  They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets.  We have been rated “A” or higher by A.M. Best for the past 81 years, with our current rating of “A+ (Superior)” being in place for the last 50 consecutive years.  The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business.  A downgrade from A.M. Best to a rating below “A-” could:  (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

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

•
Moody’s Investor Service – Our financial strength rating of “A2” and outlook of stable, was reaffirmed in the first quarter of 2011.  Moody’s cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage.  Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

•
Fitch Ratings – Our “A+” rating and outlook of stable was reaffirmed in Second Quarter 2011, citing our disciplined underwriting culture, conservative balance sheet with very good capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

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

Pending Accounting Pronouncements
In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”).  This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  This guidance is effective, either with a prospective or retrospective application, for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Although we continue to evaluate the impact of this guidance, we anticipate that ASU 2010-26 would have an after-tax impact on our stockholders’ equity of approximately $55 million, or about $1 of book value per share.  The adoption of this guidance is not expected to have a material impact on our results of operations on both a historical and prospective basis.

Off-Balance Sheet Arrangements
At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At June 30, 2011, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $61.6 million in alternative investments.  There is no certainty that any such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2010 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter or Six Months 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition.  The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or changing stockholders’ dividends.  We operate in a continually changing business environment and new risk factors emerge from time-to-time.  Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future.  The following is in addition to the risk factors disclosed in Item 1A. “Risk Factors.” in our 2010 Annual Report:

A failure, or the perceived risk of a failure, to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

The U.S. Treasury has estimated that on August 2, 2011 the United States is expected to reach its statutory debt limit.  Unless legistlation is passed to raise the statutory debt limit, the United States may be unable to pay its obligations, including with regard to treasury securities, as they become due.  In light of that risk, Moody’s Investors Service, Standard & Poor’s Financial Services and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating.  We cannot estimate the impact of a failure to raise the statutory debt limit.  The failure to raise the debt limit (or an increase in the perceived risk that such a failure may occur and/or the United States may not pay its debt obligations when due) could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In turn, this could have a material adverse effect on our business, financial condition and results of operations.  In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio.  Our investment portfolio, which is described in Note 6. “Investments” of Item 1. “Financial Statements” of this Form 10-Q, was comprised of non-fixed income securities with a carrying value of $411.5 million and fixed income securities with a carrying value of $3.6 billion at June 30, 2011.  Our fixed income securities portfolio included $873.9 million of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities and $1.3 billion of obligations of states, municipalities and political subdivisions as of June 30, 2011.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in Second Quarter 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased1	Paid per Share	Announced Programs	Programs
April 1– 30, 2011	301	$17.22	-	-
May 1 – 31, 2011	1,200	17.07	-	-
June 1 – 30, 2011	308	15.69	-	-
Total	1,809	$16.86	-	-

1
During Second Quarter 2011, 1,809 shares were purchased from employees in connection with the vesting of restricted stock units.  These repurchases were made to satisfy tax withholding obligations with respect to those employees.  These shares were not purchased as part of any publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Parent’s 2005 Omnibus Stock Plan.

ITEM 6.          EXHIBITS

(a)           Exhibits:

Exhibit No.
* 10.1	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 13, 2011.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*   Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 28, 2011
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 28, 2011
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)