Form 10-Q
period 2011-09-30
SELECTIVE INSURANCE GROUP INC
filed 2011-10-27
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011
or

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
Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒              No ☐

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
Yes ☐              No ☒
As of September 30, 2011, there were 54,220,632 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	September 30,	December 31,
($ in thousands, except share amounts)	2011	2010
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $901,385 – 2011; $1,256,294 – 2010)	$852,843	1,214,324
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $2,649,035 – 2011; $2,285,988 – 2010)	2,772,348	2,342,742
Equity securities, available-for-sale – at fair value (cost of: $150,517 – 2011; $58,039 – 2010)	139,203	69,636
Short-term investments (at cost which approximates fair value)	162,812	161,155
Other investments	135,560	137,865
Total investments	4,062,766	3,925,722
Cash	287	645
Interest and dividends due or accrued	35,107	37,007
Premiums receivable, net of allowance for uncollectible accounts of: $3,863 – 2011; $4,691 – 2010	477,869	414,105
Reinsurance recoverables, net	631,732	318,752
Prepaid reinsurance premiums	121,560	110,327
Current federal income tax	17,518	11,200
Deferred federal income tax	83,299	93,234
Property and equipment – at cost, net of accumulated depreciation and amortization of: $158,383 – 2011; $151,704 – 2010	39,247	41,775
Deferred policy acquisition costs	220,044	209,627
Goodwill	7,849	7,849
Other assets	51,712	61,529
Total assets	$5,748,990	5,231,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$3,243,622	2,830,058
Unearned premiums	902,112	823,596
Notes payable	262,353	262,333
Accrued salaries and benefits	98,485	100,933
Other liabilities	155,863	143,743
Total liabilities	$4,662,435	4,160,663

Stockholders’ Equity:
Preferred stock of $0 par value per share: Authorized shares: 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share Authorized shares: 360,000,000 Issued: 97,044,503 – 2011; 96,362,667 – 2010	194,089	192,725
Additional paid-in capital	253,939	244,613
Retained earnings	1,158,308	1,176,155
Accumulated other comprehensive income	32,164	7,024
Treasury stock – at cost (shares: 42,823,871 – 2011; 42,686,204 – 2010)	(551,945)	(549,408)
Total stockholders’ equity	1,086,555	1,071,109
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,748,990	5,231,772

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Net premiums earned	$358,963	354,709	1,065,886	1,063,101
Net investment income earned	35,786	32,986	118,604	104,237
Net realized gains (losses):
Net realized investment gains	498	2,864	9,203	13,960
Other-than-temporary impairments	(2,693)	(4,091)	(3,062)	(16,326)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	150	1,284	(280)	(905)
Total net realized (losses) gains	(2,045)	57	5,861	(3,271)
Other income	1,365	1,950	6,744	6,465
Total revenues	394,069	389,702	1,197,095	1,170,532

Expenses:
Losses and loss expenses incurred	305,958	245,019	829,719	739,142
Policy acquisition costs	119,456	114,042	346,729	346,143
Interest expense	4,559	4,559	13,675	14,056
Other expenses	4,924	4,022	18,807	18,636
Total expenses	434,897	367,642	1,208,930	1,117,977

(Loss) income from continuing operations, before federal income tax	(40,828)	22,060	(11,835)	52,555

Federal income tax (benefit) expense:
Current	(20,001)	(1,691)	(12,614)	8,475
Deferred	(1,335)	4,920	(3,603)	(1,435)
Total federal income tax (benefit) expense	(21,336)	3,229	(16,217)	7,040

Net (loss) income from continuing operations	(19,492)	18,831	4,382	45,515

Loss on disposal of discontinued operations, net of tax of $(350) and $(880) for Third Quarter 2011 and 2010 and $(350) and $(2,019) for Nine Months 2011 and 2010	(650)	(1,634)	(650)	(3,749)

Net (loss) income	$(20,142)	17,197	3,732	41,766

Earnings per share:
Basic net (loss) income from continuing operations	(0.36)	0.35	0.08	0.85
Basic net loss from disposal of discontinued operations	(0.01)	(0.03)	(0.01)	(0.07)
Basic net (loss) income	$(0.37)	0.32	0.07	0.78

Diluted net (loss) income from continuing operations	(0.36)	0.35	0.08	0.84
Diluted net loss from disposal of discontinued operations	(0.01)	(0.03)	(0.01)	(0.07)
Diluted net (loss) income	$(0.37)	0.32	0.07	0.77

Dividends to stockholders	$0.13	0.13	0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
	Nine Months ended September 30,
($ in thousands, except per share amounts)	2011		2010
Common stock:
Beginning of year	$192,725		191,646
Dividend reinvestment plan (shares: 74,777 – 2011; 81,471 – 2010)	150		163
Stock purchase and compensation plans (shares: 607,059 – 2011; 284,793 – 2010)	1,214		569
End of period	194,089		192,378

Additional paid-in capital:
Beginning of year	244,613		231,933
Dividend reinvestment plan	1,066		1,098
Stock purchase and compensation plans	8,260		8,441
End of period	253,939		241,472

Retained earnings:
Beginning of year	1,176,155		1,138,978
Net income	3,732	3,732	41,766	41,766
Dividends to stockholders ($0.39 per share – 2011 and 2010)	(21,579)		(21,248)
End of period	1,158,308		1,159,496

Accumulated other comprehensive income (loss):
Beginning of year	7,024		(12,460)
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	336		3,026
Other net unrealized gains on investment securities, net of deferred income tax	22,617		55,556
Total unrealized gains on investment securities	22,953	22,953	58,582	58,582
Defined benefit pension plans, net of deferred income tax	2,187	2,187	2,098	2,098
End of period	32,164		48,220
Comprehensive income		28,872		102,446

Treasury stock:
Beginning of year	(549,408)		(547,722)
Acquisition of treasury stock (shares: 137,667 – 2011; 98,419 – 2010)	(2,537)		(1,528)
End of period	(551,945)		(549,250)
Total stockholders’ equity	$1,086,555		1,092,316

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended
	September 30,
($ in thousands)	2011	2010
Operating Activities
Net Income	$3,732	41,766

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,260	23,175
Loss on disposal of discontinued operations	650	3,749
Stock-based compensation expense	6,383	6,875
Undistributed income of equity method investments	(1,793)	(6,338)
Net realized (gains) losses	(5,861)	3,271

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	100,584	32,912
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	67,816	25,123
Increase in net federal income tax recoverable	(9,570)	(6,514)
Increase in premiums receivable	(63,764)	(13,817)
(Increase) decrease in deferred policy acquisition costs	(10,417)	11
Decrease (increase) in interest and dividends due or accrued	1,943	(1,491)
(Decrease) increase in accrued salaries and benefits	(2,448)	150
Decrease in accrued insurance expenses	(6,772)	(6,872)
Other-net	20,817	1,284
Net adjustments	122,828	61,518
Net cash provided by operating activities	126,560	103,284

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(350,140)	(699,133)
Purchase of equity securities, available-for-sale	(148,104)	(47,930)
Purchase of other investments	(11,778)	(14,348)
Purchase of short-term investments	(1,030,834)	(1,409,971)
Sale of subsidiary	919	681
Sale of fixed maturity securities, available-for-sale	85,773	157,823
Sale of short-term investments	1,029,178	1,358,779
Redemption and maturities of fixed maturity securities, held-to-maturity	138,907	238,923
Redemption and maturities of fixed maturity securities, available-for-sale	95,951	251,875
Sale of equity securities, available-for-sale	59,991	76,277
Distributions from other investments	15,666	18,468
Sale of other investments	16,357	-
Purchase of property, equipment, and other assets	(8,932)	(4,062)
Net cash used in investing activities	(107,046)	(72,618)

Financing Activities
Dividends to stockholders	(19,863)	(19,516)
Acquisition of treasury stock	(2,537)	(1,528)
Principal payment of notes payable	-	(12,300)
Net proceeds from stock purchase and compensation plans	2,718	3,084
Excess tax benefits from share-based payment arrangements	(190)	(795)
Net cash used in financing activities	(19,872)	(31,055)
Net decrease in cash	(358)	(389)
Cash, beginning of year	645	811
Cash, end of period	$287	422

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition.  The Financial Statements cover the third quarters ended September 30, 2011 (“Third Quarter 2011”) and September 30, 2010 (“Third Quarter 2010”) and the nine-month periods ended September 30, 2011 (“Nine Months 2011”) and September 30, 2010 (“Nine Months 2010”).  The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements.  Results of operations for any interim period are not necessarily indicative of results for a full year.  Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  This guidance changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards.  ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or liabilities.  In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to:  (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, or current disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 also requires financial statement presentation of reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income.  This guidance, which only changes financial statement presentation, is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies the requirements to test goodwill for impairment.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, then it is required to perform the quantitative impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, or current disclosures.

NOTE 5.              Statements of Cash Flow
Cash (received) paid during the period for interest and federal income taxes was as follows:

	Nine Months ended September 30,
($ in thousands)	2011	2010
Cash (received) paid during the period for:
Interest	$11,074	11,620
Federal income tax	(6,460)	14,000

NOTE 6.              Investments
(a) The following table provides information related to our held-to-maturity (“HTM”) securities:

September 30, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	311	5,603	-	(106)	5,497
Obligations of states and political subdivisions	729,361	15,640	745,001	33,246	(421)	777,826
Corporate securities	67,055	(2,541)	64,514	7,681	-	72,195
Asset-backed securities (“ABS”)	8,366	(1,588)	6,778	1,544	(9)	8,313
Commercial mortgage-backed securities (“CMBS”)	36,450	(5,597)	30,853	6,868	(275)	37,446
Residential mortgage-backed securities (“RMBS”)	132	(38)	94	14	-	108
Total HTM fixed maturity securities	$846,656	6,187	852,843	49,353	(811)	901,385

December 31, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$93,411	4,695	98,106	5,023	-	103,129
Foreign government	5,292	368	5,660	-	(30)	5,630
Obligations of states and political subdivisions	874,388	22,183	896,571	16,845	(1,132)	912,284
Corporate securities	76,663	(3,990)	72,673	9,705	(313)	82,065
ABS	12,947	(2,422)	10,525	1,847	(444)	11,928
CMBS[1]	54,909	(7,354)	47,555	7,483	(109)	54,929
RMBS[2]	82,191	1,043	83,234	3,095	-	86,329
Total HTM fixed maturity securities	$1,199,801	14,523	1,214,324	43,998	(2,028)	1,256,294

1 CMBS includes government guaranteed agency securities with a carrying value $8.9 million at December 31, 2010.
2 RMBS includes government guaranteed agency securities with a carrying value $4.0 million at December 31, 2010.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated Financial Statements, as they represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.  Our HTM securities had an average duration of 3.1 years as of September 30, 2011 and 3.4 years as of December 31, 2010.

During Nine Months 2011, 68 securities, with a carrying value of $222.2 million in a net unrecognized gain position of $12.4 million, were reclassified from the HTM category to available-for-sale (“AFS”) due to recent credit rating downgrades by either Moody’s Investors Service, Standard and Poor’s Financial Services, or Fitch Ratings.  These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.  In addition to the transfer activity, redemptions and maturities of HTM securities amounted to $138.9 million in Nine Months 2011.

(b) The following table provides information related to our AFS securities:

September 30, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$358,154	21,877	-	380,031
Foreign government	31,599	1,313	-	32,912
Obligations of states and political subdivisions	524,185	37,375	(45)	561,515
Corporate securities	1,085,081	46,011	(5,533)	1,125,559
ABS	78,393	1,383	(1,082)	78,694
CMBS[2]	107,404	6,788	(1,301)	112,891
RMBS[3]	464,219	17,976	(1,449)	480,746
AFS fixed maturity securities	2,649,035	132,723	(9,410)	2,772,348
AFS equity securities	150,517	6,690	(18,004)	139,203
Total AFS securities	$2,799,552	139,413	(27,414)	2,911,551

December 31, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$312,384	8,292	(147)	320,529
Foreign government	19,035	280	(349)	18,966
Obligations of states and political subdivisions	512,013	22,534	(650)	533,897
Corporate securities	973,835	28,674	(8,784)	993,725
ABS	48,558	514	(339)	48,733
CMBS[2]	103,374	4,024	(2,923)	104,475
RMBS[3]	316,789	7,871	(2,243)	322,417
AFS fixed maturity securities	2,285,988	72,189	(15,435)	2,342,742
AFS equity securities	58,039	11,597	-	69,636
Total AFS securities	$2,344,027	83,786	(15,435)	2,412,378

[1] U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $96.3 million at September 30, 2011 and $121.0 million at December 31, 2010.

2 CMBS includes government guaranteed agency securities with a fair value of $78.0 million at September 30, 2011 and $71.9 million at December 31, 2010.
3 RMBS includes government guaranteed agency securities with a fair value of $101.3 million at September 30, 2011 and $91.1 million at December 31, 2010.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of:  (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet.  These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2011 and December 31, 2010, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

September 30, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
Obligations of states and political subdivisions	$2,127	(1)	1,887	(44)
Corporate securities	182,536	(4,898)	6,739	(636)
ABS	6,202	(9)	1,144	(1,072)
CMBS	6,371	(60)	10,050	(1,240)
RMBS	28,893	(490)	11,781	(960)
Total fixed maturity securities	226,129	(5,458)	31,601	(3,952)
Equity securities	85,918	(18,004)	-	-
Subtotal	$312,047	(23,462)	31,601	(3,952)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[3]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[3]
HTM securities
Obligations of states and political subdivisions	$3,929	(192)	178	10,072	(551)	343
ABS	-	-	-	2,830	(1,060)	762
CMBS	14,315	(596)	575	6,529	(3,348)	1,016
RMBS	-	-	-	108	(38)	14
Subtotal	$18,244	(788)	753	19,539	(4,997)	2,135

Total AFS and HTM	$330,291	(24,250)	753	51,140	(8,949)	2,135

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies[2]	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized (Losses) Gains[1]	Unrecognized Gains (Losses)[3]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[3]
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

[1]
Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.
[3]
Unrecognized holding gains/(losses) represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

The following table provides information regarding securities in an unrealized loss position as of September 30, 2011 and December 31, 2010:

($ in thousands) September 30, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
188	80% - 99%	$16,142	193	80% - 99%	$16,310
64	60% - 79%	9,554	2	60% - 79%	1,125
11	40% - 59%	2,963	2	40% - 59%	2,160
3	20% - 39%	1,652	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$30,311			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

At September 30, 2011, we had 139 equity securities in an aggregate unrealized loss position of $18.0 million.  These securities, which we purchased as part of our high-dividend yield strategy earlier in the year, have all been in an unrealized loss position for less than six months, generally driven by market volatility in the equity markets over the past two months.  Unrealized losses on our fixed maturity portfolio improved by $9.3 million compared to December 31, 2010, primarily in the less than 12 months category.

At September 30, 2011, unrealized/unrecognized losses on securities that were in a loss position for 12 months or longer amounted to $6.8 million, primarily driven by $5.9 million in losses from our structured securities portfolios.  Our CMBS portfolio contributed $3.6 million to these unrealized/unrecognized losses, $3.2 million of which related to three securities for which we performed discounted cash flow analyses in Third Quarter 2011.  These analyses did not indicate further impairment on two of the securities.  We recorded an additional other-than-temporary credit impairment of $0.1 million with a related non-credit impairment in OCI of $0.6 million on the third security.

For further discussion regarding the credit quality of our investment portfolio, see the “Investments” section of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of September 30, 2011.  This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.  If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at September 30, 2011, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity tables using the estimated average life of each security.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at September 30, 2011:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$96,195	98,940
Due after one year through five years	575,181	602,982
Due after five years through 10 years	174,159	190,641
Due after 10 years	7,308	8,822
Total HTM fixed maturity securities	$852,843	901,385

Listed below are AFS fixed maturity securities at September 30, 2011:

($ in thousands)	Fair Value
Due in one year or less	$231,400
Due after one year through five years	1,800,407
Due after five years through 10 years	727,331
Due after 10 years	13,210
Total AFS fixed maturity securities	$2,772,348

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2011
	September 30,	December 31,	Remaining
($ in thousands)	2011	2010	Commitment
Alternative Investments
Energy/power generation	$30,792	35,560	10,296
Secondary private equity	29,077	26,709	11,047
Private equity	21,067	21,601	6,637
Distressed debt	19,285	20,432	3,169
Real estate	14,033	14,192	10,602
Mezzanine financing	9,993	10,230	15,910
Venture capital	7,909	6,386	900
Total alternative investments	132,156	135,110	58,561
Other securities	3,404	2,755	2,096
Total other investments	$135,560	137,865	60,657

The carrying value of our other investments decreased by $2.3 million compared to year end 2010.  The carrying value was primarily impacted by distributions of $37.9 million, partially offset by income of $24.0 million and additional contributions of $11.8 million under our commitments.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The following table sets forth aggregated summarized financial information for the limited partnerships in our alternative investment portfolio.  The last line of the table below reflects our share of the aggregate income, which is the portion included in our consolidated Financial Statements.  As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the three and nine-month periods ended June 30 is as follows:

Income Statement Information	Quarter ended,		Nine Months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net investment income	$136.8	119.9	423.6	394.3
Realized gains (losses)	710.6	75.0	873.6	(411.6)
Net change in unrealized appreciation	(194.7)	129.6	1,877.8	1,378.3
Net income	$652.7	324.5	3,175.0	1,361.0

Selective’s insurance subsidiaries’ net income	$4.5	2.3	24.0	11.1

(f) At September 30, 2011, we had one fixed maturity security, with a carrying value of $15.9 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $13.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding this security, which is included in the “U.S. government and government agencies” classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Fixed maturity securities	$31,960	31,741	97,835	97,914
Equity securities	1,197	347	2,299	1,279
Short-term investments	28	134	123	367
Other investments	4,494	2,400	24,082	11,216
Investment expenses	(1,893)	(1,636)	(5,735)	(6,539)
Net investment income earned	$35,786	32,986	118,604	104,237

Net investment income, before tax, increased by $2.8 million for Third Quarter 2011 compared to Third Quarter 2010, and increased by $14.4 million for Nine Months 2011 compared to Nine Months 2010.  These increases were primarily driven by income from our alternative investments that are included in our “other investments” portfolio.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2011	2010	2011	2010
Energy/power generation	$1,760	409	7,599	3,440
Private equity	1,640	543	5,398	1,350
Secondary private equity	1,179	240	5,895	3,924
Distressed debt	(153)	472	1,241	1,195
Real estate	35	303	1,485	(2,056)
Venture capital	125	15	1,448	263
Mezzanine financing	(133)	377	928	3,006
Other	41	41	88	94
Total other investment income	$4,494	2,400	24,082	11,216

(h) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2011 ($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
ABS	$543	493	50
CMBS	(184)	(316)	132
RMBS	22	(27)	49
Total fixed maturities	381	150	231
Equity securities	2,312	-	2,312
OTTI losses	$2,693	150	2,543

Third Quarter 2010 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
CMBS	$2,116	1,245	871
RMBS	150	39	111
Total fixed maturity securities	2,266	1,284	982
Equity securities	1,825	-	1,825
OTTI losses	$4,091	1,284	2,807

Nine Months 2011 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Obligations of states and political subdivisions	$17	-	17
Corporate securities	244	-	244
ABS	543	493	50
CMBS	(370)	(974)	604
RMBS	316	201	115
Total fixed maturity securities	750	(280)	1,030
Equity securities	2,312	-	2,312
OTTI losses	$3,062	(280)	3,342

Nine Months 2010 ($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$158	127	31
CMBS	5,561	(807)	6,368
RMBS	8,110	(225)	8,335
Total fixed maturity securities	13,829	(905)	14,734
Equity securities	2,497	-	2,497
OTTI losses	$16,326	(905)	17,231

OTTI charges recognized in earnings were $2.5 million in Third Quarter 2011 and $3.3 million in Nine Months 2011.  These charges were primarily related to certain securities in our high-dividend yield equity strategy that we do not believe will recover in the near term.

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

•
$0.9 million and $6.4 million of CMBS credit OTTI charges in Third Quarter and Nine Months 2010, respectively.  These charges were related to reductions in the related cash flows of the underlying collateral of these securities.  These charges were primarily associated with securities that had been previously impaired but, over time, had shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates.  For Third Quarter 2010, these securities had, on average, unrealized/unrecognized loss positions of more than 60% of their amortized cost.  Based on our analysis, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•
$1.8 million and $2.5 million of equity OTTI charges in Third Quarter and Nine Months 2010, respectively.  These charges were driven primarily by a change in our intent to hold these securities to recovery in the near term as we intended to lower our exposure to equities and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.

The following tables set forth, for the periods indicated, gross credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended September 30,
($ in thousands)	2011	2010
Balance, beginning of period	$14,024	20,343
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	192
Reductions for securities sold during the period	-	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	-	(3,254)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	207	530
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-
Balance, end of period	$14,231	17,811

	Nine Months ended September 30,
($ in thousands)	2011	2010
Balance, beginning of period	$17,723	22,189
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	2,326
Reductions for securities sold during the period	-	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(3,954)	(7,906)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	462	4,192
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-
Balance, end of period	$14,231	17,811

(i) The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
HTM fixed maturity securities
Gains	$-	123	9	535
Losses	(200)	(296)	(522)	(746)
AFS fixed maturity securities
Gains	698	2,961	3,052	7,743
Losses	(5)	(15)	(12)	(7,604)
AFS equity securities
Gains	5	912	6,676	15,086
Losses	-	(821)	-	(1,054)
Total other net realized investment gains	498	2,864	9,203	13,960
Total OTTI charges recognized in earnings	(2,543)	(2,807)	(3,342)	(17,231)
Total net realized gains (losses)	$(2,045)	57	5,861	(3,271)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.  Proceeds from the sale of AFS securities were $22.0 million in Third Quarter 2011 and $145.8 million in Nine Months 2011. In addition to calls, maturities, and certain bond sales, Nine Months 2011 net realized gains, excluding OTTI charges, were driven by the sale of AFS equity securities for proceeds of $60.0 million and realized gains of $6.7 million due to a reallocation of the equity portfolio to a high dividend yield strategy.

Proceeds from the sale of AFS securities were $49.7 million in Third Quarter 2010 and $234.1 million in Nine Months 2010. In addition to calls and maturities, the net realized gain, excluding OTTI charges, in Third Quarter 2010 was driven by the sale of AFS fixed maturity securities, primarily corporate holdings.  In addition, as part of our transition to external investment managers, in Third Quarter 2010, we changed our intent regarding certain equity holdings that we sold to lower our equity exposure at that time and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification.  The sale of these equity holdings resulted in gross realized gains of $0.9 million and gross realized losses of $0.8 million.

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

NOTE 7.        Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$852,843	901,385	1,214,324	1,256,294
AFS	2,772,348	2,772,348	2,342,742	2,342,742
Equity securities, AFS	139,203	139,203	69,636	69,636
Short-term investments	162,812	162,812	161,155	161,155
Receivable for proceeds related to sale of Selective
HR Solutions (“Selective HR”)	3,375	3,375	5,002	5,002
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,907	58,589	49,904	55,190
6.70% Senior Notes	99,446	110,604	99,429	90,097
7.50% Junior Notes	100,000	98,664	100,000	99,840
2.90% borrowings from FHLBI	13,000	13,780	13,000	13,389
Total notes payable	$262,353	281,637	262,333	258,516

There have been no significant changes to the techniques used to value our financial instruments during Nine Months 2011.  For a discussion regarding these techniques, refer to Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” in our 2010 Annual Report.  For discussion of the sale of Selective HR, refer to Note 15. “Discontinued Operations” of this Form 10-Q.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2011 and December 31, 2010:

September 30, 2011		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 9/30/11	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$380,031	122,701	257,330	-
Foreign government	32,912	-	32,912	-
Obligations of states and political subdivisions	561,515	-	561,515	-
Corporate securities	1,125,559	-	1,125,559	-
ABS	78,694	-	78,694	-
CMBS	112,891	-	112,561	330
RMBS	480,746	-	480,746	-
Total AFS fixed maturity securities	2,772,348	122,701	2,649, 317	330
Equity securities	139,203	139,203	-	-
Short-term investments	162,812	162,812	-	-
Receivable for proceeds related to sale of Selective HR	3,375	-	-	3,375
Total financial assets measured on a recurring basis	$3,077,738	424,716	2,649,317	3,705

December 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$320,529	105,317	215,212	-
Foreign government	18,966	-	18,966	-
Obligations of states and political subdivisions	533,897	-	533,897	-
Corporate securities	993,725	-	993,725	-
ABS	48,733	-	48,733	-
CMBS	104,475	-	104,290	185
RMBS	322,417	-	322,417	-
Total AFS fixed maturity securities	2,342,742	105,317	2,237,240	185
Equity securities	69,636	69,636	-	-
Short-term investments	161,155	161,155	-	-
Receivable for proceeds related to sale of Selective HR	5,002	-	-	5,002
Total financial assets measured on a recurring basis	$2,578,535	336,108	2,237,240	5,187

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following tables provide a summary of the changes in fair value of securities using Level 3 inputs.  The transfers of the CMBS, AFS securities in 2010 between levels in the fair value hierarchy were driven primarily by the availability and nature of the broker quotes used at the valuation dates:

Nine Months 2011 ($ in thousands)	CMBS, AFS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair value, December 31, 2010	$185	5,002	5,187
Total net gains (losses) for the period included in:
OCI[1]	425	-	425
Net income[2,3]	(269)	(708)	(977)
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	(11)	(919)	(930)
Net transfers in and/or out of Level 3	-	-	-
Fair value, September 30, 2011	$330	3,375	3,705

2010 ($ in thousands)	ABS, AFS	CMBS, AFS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair Value, December 31, 2009	$-	-	12,300	12,300
Total net (losses) gains for the period included in:
OCI[1]	(22)	1,862	-	1,840
Net income[2,3]	-	41	(5,460)	(5,419)
Purchases, sales, issuances, and settlements (net)	2,737	(148)	(1,838)	751
Net transfers in and/or out of Level 3	(2,715)	(1,570)	-	(4,285)
Fair value, December 31, 2010	$-	185	5,002	5,187

[1]	Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
[2]
Amounts are reported in “Net realized investment gains (losses)” for realized gains and losses and “Net investment income earned” for amortization for the CMBS securities on the Consolidated Statements of Income.

[3]
Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to sale of Selective HR on the Consolidated Statements of Income.  Amounts in “Loss on disposal of discontinued operations, net of tax” relate to charges to reduce the fair value of our receivable and amounts in “Other income” reflect interest accretion on the receivable.

Due to worksite life generation that has not met our expectations, in Third Quarter 2011 we reduced the value of our receivable for the expected proceeds from the sale of Selective HR by $1.0 million.   This charge is reflected in “Loss on disposal of discontinued operations, net of tax” on the Consolidated Statement of Income.  We are scheduled to receive the proceeds from the sale of Selective HR over a 10-year period and the fair value of this receivable was determined using a discounted cash flow analysis (Level 3 pricing).  Partially offsetting this charge was $0.3 million of interest accretion on the receivable, which is reflected in “Other income” on the Consolidated Statement of Income.

NOTE 8.        Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred.  For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2010 Annual Report.

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Premiums written:
Direct	$453,768	431,312	1,324,705	1,274,061
Assumed	22,575	15,372	29,765	21,561
Ceded	(79,511)	(79,570)	(221,300)	(206,893)
Net	$396,832	367,114	1,133,170	1,088,729

Premiums earned:
Direct	$425,231	413,759	1,257,087	1,238,912
Assumed	7,626	9,158	18,866	20,858
Ceded	(73,894)	(68,208)	(210,067)	(196,669)
Net	$358,963	354,709	1,065,886	1,063,101

Losses and loss expenses incurred:
Direct	$638,219	277,111	1,204,586	834,431
Assumed	5,977	6,612	13,549	11,535
Ceded	(338,238)	(38,704)	(388,416)	(106,824)
Net	$305,958	245,019	829,719	739,142

Direct losses and loss expenses increased by $361.1 million and $370.2 million, respectively in Third Quarter and Nine Months 2011, respectively, compared to last year.  These increases are driven by catastrophe losses incurred this year, including the impact of Hurricane Irene and Tropical Storm Lee in Third Quarter 2011.

Ceded losses and loss expenses increased by $299.5 million and $281.6 million in Third Quarter and Nine Months 2011, respectively, reflecting the impact of:  (i) Hurricane Irene and Tropical Storm Lee losses in our flood business that are fully ceded to the National Flood Insurance Program (“NFIP”), which are included in the table below; and (ii) Hurricane Irene losses that are anticipated to exceed the first layer of our catastrophe excess of loss treaty.

On a net basis, losses and losses incurred reflect catastrophe losses that increased by $55.5 million, to $67.4 million, in the quarter and $60.2 million, to $112.4 million, in Nine Months 2011.  Hurricane Irene represented the majority of the quarter losses at $40.4 million ($48.1 million on a gross basis) with the remainder in Third Quarter 2011 resulting from seven additional events as well as $10.4 million in prior period storm development.

The ceded premiums and losses related to our involvement with the NFIP are as follows:

National Flood Insurance Program	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Ceded premiums written	$(55,198)	(57,838)	(158,777)	(148,296)
Ceded premiums earned	(50,256)	(47,240)	(147,111)	(137,220)
Ceded losses and loss expenses incurred	(301,725)	(11,227)	(331,604)	(54,303)

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

Revenue from Continuing Operations by Segment	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Insurance Operations:
Net premiums earned:
Commercial automobile	$70,174	73,440	209,042	220,932
Workers compensation	63,497	63,165	189,878	189,875
General liability	87,479	83,250	255,717	252,438
Commercial property	48,051	49,558	144,121	150,188
Business owners’ policies	16,663	16,400	49,555	48,838
Bonds	4,727	4,884	14,219	14,315
Other	1,772	2,528	6,889	7,548
Total commercial lines	292,363	293,225	869,421	884,134
Personal automobile	37,371	35,927	111,522	105,490
Homeowners	25,923	22,544	75,538	64,163
Other	3,306	3,013	9,405	9,314
Total personal lines	66,600	61,484	196,465	178,967
Total net premiums earned	358,963	354,709	1,065,886	1,063,101
Other income	1,255	1,916	6,413	6,413
Total Insurance Operations revenues	360,218	356,625	1,072,299	1,069,514
Investments:
Net investment income	35,786	32,986	118,604	104,237
Net realized (loss) gain on investments	(2,045)	57	5,861	(3,271)
Total investment revenues	33,741	33,043	124,465	100,966
Total all segments	393,959	389,668	1,196,764	1,170,480
Other income	110	34	331	52
Total revenues from continuing operations	$394,069	389,702	1,197,095	1,170,532

Income from Continuing Operations, Before Federal Income Tax	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Insurance Operations:
Commercial lines underwriting	$(39,332)	(26)	(66,497)	(7,693)
Personal lines underwriting	(28,792)	(3,907)	(45,393)	(14,006)
Underwriting loss, before federal income tax	(68,124)	(3,933)	(111,890)	(21,699)
GAAP combined ratio	119.0%	101.1	110.5%	102.0
Statutory combined ratio	116.4%	100.3	109.6%	101.4
Investments:
Net investment income	$35,786	32,986	118,604	104,237
Net realized (loss) gain on investments	(2,045)	57	5,861	(3,271)
Total investment income, before federal income tax	33,741	33,043	124,465	100,966
Total all segments	(34,383)	29,110	12,575	79,267
Interest expense	(4,559)	(4,559)	(13,675)	(14,056)
General corporate and other expenses	(1,886)	(2,491)	(10,735)	(12,656)

(Loss) income from continuing operations, before federal income tax	$(40,828)	22,060	(11,835)	52,555

NOTE 10.     Federal Income Taxes
A reconciliation of federal income tax on pre-tax earnings from continuing operations at the corporate rate to the effective tax rate is as follows:

	Unaudited,		Unaudited,
	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Tax at statutory rate of 35%	$(14,290)	7,721	(4,142)	18,394
Tax-advantaged interest	(4,090)	(4,479)	(12,898)	(14,224)
Dividends received deduction	(280)	(67)	(546)	(250)
Interim period tax rate adjustment[1]	(3,250)	(580)	-	606
Other	574	634	1,369	2,514
Federal income tax (benefit) expense from continuing operations	$(21,336)	3,229	(16,217)	7,040
1During Third Quarter 2011, we recorded year-to-date taxes using the actual effective tax rate as opposed to the estimated full-year effective tax rate that was used in previous quarters.

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

	Retirement Income Plan		Retirement Life Plan
	Quarter ended September 30,		Quarter ended September 30,
($ in thousands)	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$1,894	1,842	-	-
Interest cost	3,087	2,950	77	80
Expected return on plan assets	(3,482)	(2,811)	-	-
Amortization of unrecognized prior service cost	38	38	-	-
Amortization of unrecognized net loss	1,039	1,016	4	1
Net periodic cost	$2,576	3,035	81	81

	Retirement Income Plan		Retirement Life Plan
	Nine Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2011	2010	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$6,241	5,784	-	-
Interest cost	9,397	8,965	230	238
Expected return on plan assets	(10,445)	(8,437)	-	-
Amortization of unrecognized prior service cost	113	113	-	-
Amortization of unrecognized net loss	3,239	3,111	13	4
Net periodic cost	$8,545	9,536	243	242

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.55%	5.93	5.55%	5.93
Expected return on plan assets	8.00	8.00	-	-
Rate of compensation increase	4.00	4.00	-	-
We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2011, $7.1 million of which has been funded as of September 30, 2011.

NOTE 12.      Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2011 and 2010 are as follows:

Third Quarter 2011
($ in thousands)	Gross	Tax	Net
Net income	$(41,828)	(21,686)	(20,142)
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	14,712	5,148	9,564
Portion of OTTI recognized in OCI	(81)	(28)	(53)
Amortization of net unrealized gains on HTM securities	(664)	(232)	(432)
Reclassification adjustment for losses included in net income	1,907	668	1,239
Net unrealized gains	15,874	5,556	10,318
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,043	365	678
Prior service cost	38	14	24
Defined benefit pension and post-retirement plans	1,081	379	702
Comprehensive loss	$(24,873)	(15,751)	(9,122)

Third Quarter 2010
($ in thousands)	Gross	Tax	Net
Net income	$19,546	2,349	17,197
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	45,871	16,055	29,816
Portion of OTTI recognized in OCI	(1,237)	(433)	(804)
Amortization of net unrealized gains on HTM securities	(1,383)	(484)	(899)
Reclassification adjustment for losses included in net income	2,454	859	1,595
Net unrealized gains	45,705	15,997	29,708
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,017	355	662
Prior service cost	38	14	24
Defined benefit pension and post-retirement plans	1,055	369	686
Comprehensive income	$66,306	18,715	47,591

The components of comprehensive income, both gross and net of tax, for Nine Months 2011 and 2010 are as follows:

Nine Months 2011
($ in thousands)	Gross	Tax	Net
Net income	$(12,835)	(16,567)	3,732
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	43,878	15,357	28,521
Portion of OTTI recognized in OCI	517	181	336
Amortization of net unrealized gains on HTM securities	(3,097)	(1,084)	(2,013)
Reclassification adjustment for gains included in net income	(5,986)	(2,095)	(3,891)
Net unrealized gains	35,312	12,359	22,953
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	3,252	1,138	2,114
Prior service cost	113	40	73
Defined benefit pension and post-retirement plans	3,365	1,178	2,187
Comprehensive income	$25,842	(3,030)	28,872

Nine Months 2010
($ in thousands)	Gross	Tax	Net
Net income	$46,787	5,021	41,766
Components of other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains during the period	92,569	32,399	60,170
Portion of OTTI recognized in OCI	4,655	1,629	3,026
Amortization of net unrealized gains on HTM securities	(7,938)	(2,778)	(5,160)
Reclassification adjustment for losses included in net income	840	294	546
Net unrealized gains	90,126	31,544	58,582
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	3,115	1,090	2,025
Prior service cost	113	40	73
Defined benefit pension and post-retirement plans	3,228	1,130	2,098
Comprehensive income	$140,141	37,695	102,446

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2011 are as follows:

September 30, 2011				Defined
	Net Unrealized (Loss) Gain			Benefit
	OTTI	HTM	All	Pension and Post- Retirement	Total Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2010	$(4,593)	11,144	47,316	(46,843)	7,024
Changes in component during period	336	(5,927)	28,544	2,187	25,140
Balance, September 30, 2011	$(4,257)	5,217	75,860	(44,656)	32,164

NOTE 13.      Commitments and Contingencies
At September 30, 2011, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $60.7 million in alternative and other investments.  There is no certainty that such additional investment will be required.

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

NOTE 15.      Discontinued Operations
In 2009, we sold 100% of our interest in Selective HR, which had historically comprised the human resource administration outsourcing segment of our operations.  We sold our interest for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel.  Although the proceeds are contingent upon the future operations of the former Selective HR business, we have no continued involvement relevant to the proceeds.  We recorded an after-tax charge of $0.7 million in both Third Quarter and Nine Months 2011 and after-tax charges of $1.6 million and $3.7 million in Third Quarter and Nine Months 2010, respectively.  These charges were due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention.  As of September 30, 2011, our estimated sales price was approximately $5.9 million, of which $2.5 million has been received to date.

NOTE 16.      Business Combinations
In August 2011, one of our Insurance Subsidiaries, Selective Insurance Company of America (“SICA”), purchased the renewal rights to the commercial excess and surplus (“E & S”) lines business written under contract binding authority by Alterra Excess & Surplus Insurance Company (“Alterra”).  This business generated gross premiums written of approximately $77 million in 2010.  If all of this business had been written by SICA in 2010, our NPW would have increased by approximately 6%.  Considering the size of the book of business, we do not believe it would be meaningful to provide historical proforma financial information regarding this transaction.

To provide a legal entity licensed to write E & S lines of business, in September 2011, the Parent entered into an agreement to purchase Montpelier U.S. Insurance Company (“MUSIC”), a wholly-owned E & S lines subsidiary of Montpelier Re Holdings Ltd. (“Montpelier Re”).  Under the terms of the agreement, the Parent agreed to acquire all of the issued and outstanding shares of common stock of MUSIC.

This acquisition provides a nationally-licensed platform that will allow us to write contract binding authority E & S business.  Upon closing, which is expected to occur in the fourth quarter of 2011, Montpelier Reinsurance Ltd., a wholly-owned subsidiary of Montpelier Re, and MUSIC will enter into several reinsurance agreements that will indemnify the Parent for any adverse loss development and any other obligations of MUSIC that relate to business written prior to the date of the acquisition.  These reinsurance agreements will also provide that the Parent reimburse Montpelier Reinsurance Ltd. for any favorable loss development that is recognized that relates to business written prior to the date of the acquisition.  These reinsurance obligations will be collateralized through a trust arrangement.  Based on MUSIC’s net asset value at June 30, 2011, the transaction is valued at approximately $55 million.

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

In the MD&A, we will discuss and analyze the following:
•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Third Quarter 2011 and Nine Months 2011;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Ratings;
•	Pending Accounting Pronouncements;
•	Off-Balance Sheet Arrangements; and
•	Contractual Obligations, Contingent Liabilities, and Commitments.

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

Financial Highlights of Results for Third Quarter 2011 and Nine Months 20111

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
(Shares and $ in thousands, except per share amounts)	2011	2010	Points		2011	2010	Points
GAAP measures:
Revenues	$394,069	389,702	1%		$1,197,095	1,170,532	2%
Pre-tax net investment income	35,786	32,986	8		118,604	104,237	14
Pre-tax net (loss) income	(41,828)	19,546	(314)		(12,835)	46,787	(127)
Net (loss) income	(20,142)	17,197	(217)		3,732	41,766	(91)
Diluted net (loss) income per share	(0.37)	0.32	(216)		0.07	0.77	(91)
Diluted weighted-average outstanding shares[2]	54,183	54,573	(1)		55,172	54,390	1
GAAP combined ratio	119.0%	101.1	17.9	pts	110.5%	102.0	8.5	pts
Statutory combined ratio	116.4%	100.3	16.1		109.6%	101.4	8.2
Return on average equity	(7.4)%	6.4	(13.8)		0.5%	5.3	(4.8)
Non-GAAP measures:
Operating (loss) income[3]	$(18,163)	18,794	(197)%		$572	47,641	(99)%
Diluted operating (loss) income per share[3]	(0.34)	0.35	(197)		0.01	0.88	(99)
Operating return on average equity[3]	(6.6)%	7.0	(13.6	)pts	0.1%	6.1	(6.0)	pts

1 Refer to the Glossary of Terms attached to our 2010 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
2 Diluted weighted average outstanding shares represent weighted-average common shares outstanding adjusted for the impact of dilutive common stock equivalents, if any.  Refer to Exhibit 11 of this document for common stock equivalents, if any, that are included in diluted weighted average outstanding shares.
3 Operating (loss) income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing.  In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings and the results of discontinued operations, could distort the analysis of trends.  See below for a reconciliation of operating (loss) income to net (loss) income in accordance with U.S. generally accepted accounting principles (“GAAP”).  Operating return on average equity is calculated by dividing annualized operating (loss) income by average stockholders’ equity.

Our Third Quarter and Nine Months 2011 pre-tax net income decreased compared to the same periods last year primarily due to the historic levels of catastrophe losses we incurred this year.  These losses increased by $55.5 million, to $67.4 million, in the quarter and $60.2 million, to $112.4 million, in Nine Months 2011.  Hurricane Irene represented the majority of the quarter losses at $40.4 million ($48.1 million on a gross basis) with the remainder in Third Quarter 2011 resulting from seven additional events as well as $10.4 million in prior period storm development.  For the first time since 1989, we anticipate piercing the first layer of our catastrophe excess of loss treaty.  As a result of the loss activity, we incurred a $0.7 million reinstatement premium on the first layer of the treaty.

On a year to date basis, these results were partially offset by a 14% improvement in pre-tax net investment income, which was driven by returns on our alternative investments, which are part of our “other investments” portfolio.

On a net income basis, partially offsetting the pre-tax results above were tax benefits of $21.7 million in Third Quarter 2011, and $16.6 million in Nine Months 2011.  In Third Quarter and Nine Months 2010, tax expense amounted to $2.3 million and $5.0 million, respectively.  The variances in both periods are primarily driven by the catastrophe losses noted above.

The following table reconciles operating (loss) income and net (loss) income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2011	2010	2011	2010

Operating (loss) income	$(18,163)	18,794	572	47,641
Net realized (losses) gains, after tax	(1,329)	37	3,810	(2,126)
Loss on disposal of discontinued operations, net of tax	(650)	(1,634)	(650)	(3,749)
Net (loss) income	$(20,142)	17,197	3,732	41,766

Diluted operating (loss) income per share	$(0.34)	0.35	0.01	0.88
Diluted net realized (losses) gains per share	(0.02)	-	0.07	(0.04)
Diluted net loss from disposal of discontinued operations per share	(0.01)	(0.03)	(0.01)	(0.07)
Diluted net (loss) income per share	$(0.37)	0.32	0.07	0.77

The quarter and nine month changes in operating income are reflective of the same results discussed above with respect to net income.

Results of Operations and Related Information by Segment

Insurance Operations
Our Insurance Operations segment writes property and casualty insurance business through seven insurance subsidiaries (the “Insurance Subsidiaries”).  Our Insurance Operations segment sells admitted property and casualty insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. through approximately 990 independent insurance agencies.  In addition, we recently acquired the rights to a renewal book on an excess and surplus (“E & S”) line of business on a non-admitted basis and are in the process of acquiring a nationally-licensed entity to write E & S business.  The combination of these acquisitions will provide us the capability to write E & S business across 50 states plus the District of Columbia through approximately 100 wholesale agents.  Our Insurance Operations segment consists of two components:  (i) Commercial Lines, which markets primarily to businesses and includes our newly acquired E & S line of business, represents approximately 81% of net premiums written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 19% of NPW.  The underwriting performance of these lines is generally measured by four different statutory ratios:  (i) loss and loss expense ratio; (ii) underwriting expense ratio; (iii) dividend ratio; and (iv) combined ratio.  For further details regarding these ratios, see the discussion in the “Insurance Operations” section of Item 1. “Business.” of our 2010 Annual Report.

Summary of Insurance Operations

All Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$396,832	367,114	8%		1,133,170	1,088,729	4%
Net premiums earned (“NPE”)	358,963	354,709	1		1,065,886	1,063,101	-
Less:
Losses and loss expenses incurred	305,958	245,019	25		829,719	739,142	12
Net underwriting expenses incurred	120,073	112,895	6		344,254	342,791	-
Dividends to policyholders	1,056	728	45		3,803	2,867	33
Underwriting loss	$(68,124)	(3,933)	(1,632)%		(111,890)	(21,699)	(416)%
GAAP Ratios:
Loss and loss expense ratio	85.2%	69.1	16.1	pts	77.8%	69.5	8.3	pts
Underwriting expense ratio	33.5	31.8	1.7		32.3	32.2	0.1
Dividends to policyholders ratio	0.3	0.2	0.1		0.4	0.3	0.1
Combined ratio	119.0	101.1	17.9		110.5	102.0	8.5
Statutory Ratios:
Loss and loss expense ratio	85.1	68.9	16.2		77.8	69.5	8.3
Underwriting expense ratio	31.0	31.2	(0.2)		31.4	31.6	(0.2)
Dividends to policyholders ratio	0.3	0.2	0.1		0.4	0.3	0.1
Combined ratio	116.4%	100.3	16.1	pts	109.6%	101.4	8.2	pts

•
NPW increased in both Third Quarter and Nine Months 2011 compared to the same periods last year.  This is the second quarter since the fourth quarter of 2007 that NPW increased compared to the prior year.  The increase is driven by improvements in audit and endorsement premiums, coupled with the successful balance between retention and renewal pure price increases.  The following provides information on these premium drivers:

o
Audit and endorsement additional premium was $4.4 million and $3.8 million in Third Quarter 2011 and Nine Months 2011, respectively, compared to return premium of $10.6 million in Third Quarter 2010 and $41.9 million in Nine Months 2010;

o	Commercial Lines renewal pure price increases were 2.7% in both Third Quarter and Nine Months 2011, compared to 2.8% and 3.1% in Third Quarter and Nine Months 2010; and
o	Retention increased by two points, to 84%, in Third Quarter 2011 and one point, to 83%, in Nine Months 2011.
o	In addition to the drivers above, due to our E & S renewal book acquisition this year, E & S premiums were $8.4 million in Third Quarter and Nine Months 2011;

NPW increases in Nine Months 2011 were partially offset by reductions in direct new business premiums of $16.0 million, to $198.8 million.

•
NPE changes in Third Quarter and Nine Months 2011 compared to the same periods last year are consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2011 as compared to the twelve-month period ended September 30, 2010.

•
The GAAP loss and loss expense ratio increased by 16.1 points in Third Quarter 2011 and 8.3 points in Nine Months 2011 compared to the prior year periods, reflecting the aforementioned catastrophe losses.  In addition to the catastrophe losses, the ratio increased by 2.4 points in both Third Quarter and Nine Months 2011 as a result of elevated non-catastrophe property losses.

•
The increase in the GAAP underwriting expense ratio in Third Quarter 2011, compared to the same period last year, was driven by expenses associated with the purchase of the renewal rights E & S business.  These expenses, which amounted to $3.7 million, include $3.1 million in costs that are directly related to the acquisition and will not impact the on-going results of this operation.  NPE on this book of business to date have been minimal due to the timing of the acquisition, and as a result, negatively impacted the expense ratio during the quarter.

Insurance Operations Outlook
A.M. Best Company (“A.M. Best”) notes that industry-wide results for the first half of 2011 deteriorated significantly as a result of unprecedented catastrophe-related losses from tornado activity and wildfires, which added 12.8 points to the industry’s combined ratio of 109.6%.  The industry’s performance measures are expected to remain under pressure for the remainder of 2011 as a result of the catastrophe losses that have continued in Third Quarter 2011, ongoing challenging market conditions in the commercial lines sector, a sluggish economic recovery, relatively low investment yields, and volatility in the financial markets.  In addition, certain industry analysts believe that results may be unprofitable for the next several years.  Our Insurance Operations segment was not immune to catastrophe losses, which is reflected in our statutory combined ratio of 116.4% for Third Quarter 2011 and 109.6% for Nine Months 2011.  This includes Commercial Lines statutory combined ratios of 110.7% and 106.6%, for Third Quarter and Nine Months 2011, respectively, and Personal Lines statutory combined ratios of 141.4% and 122.8%, for Third Quarter and Nine Months 2011, respectively.

However, the industry has begun experiencing a modest level of commercial lines renewal price increases, according to the Commercial Lines Insurance Pricing Survey during the second quarter of 2011.  We believe these modest increases in a very competitive commercial lines market are not sufficient, and a widespread hardening needs to materialize given::  (i) the low interest rate environment that has continued to put pressure on investment yields coupled with significant volatility in the financial markets; (ii) an industry statutory combined ratio for the first half of 2011 of 109.6% as reported by A.M. Best; (iii) higher anticipated reinsurance costs (see the “Reinsurance” section below for more detail); and (iv) declining industry profitability as a result of elevated levels of catastrophe-related losses in Nine Months 2011.

While industry pricing has just begun to improve, we are on our tenth consecutive quarter of Commercial Lines renewal pure price increases with 2.7% in Third Quarter 2011.  The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times.  We believe that once the market as a whole becomes more successful at driving price, we will be able to further capitalize on our relationships with our agents to generate additional renewal price increases through the use of our granular pricing capabilities.  The price increases we have been able to obtain, coupled with strong retention, have led to growth in our Commercial Lines NPW for the second consecutive quarter and an increase of 4% in Nine Months 2011.

The personal lines market has been more receptive to price increases and our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect in 2010 and 2011.  The Personal Lines rate increases we obtained in Nine Months 2011 are expected to generate an additional $15.5 million in annual premium.  We were able to obtain increased Personal Lines renewal pure price increases of 5.9% in Third Quarter 2011, while retention increased two points, to 87%.

In an effort to write profitable business in the current commercial and personal lines environment, we continue to implement a defined plan of improving risk selection and mitigating higher frequency trends to complement our strong agency relationships and unique field-based model.  In addition, we are committed to executing on our strategy to introduce more high-margin products into our portfolio. In Third Quarter 2011, we purchased the renewal rights to an excess and surplus lines book of business written under contract binding authority.  To provide a legal entity licensed to write E & S business, in Third Quarter 2011, we announced that we have entered into an agreement to purchase Montpelier U.S. Insurance Company.  This acquisition, which is expected to close in the fourth quarter of 2011, provides a nationally-licensed platform for writing this business.  The incorporation of E & S lines into our business model allows us a natural expansion of our commercial lines small business and offers a new higher-margin product to agents and customers.

Given the elevated level of catastrophe losses incurred through Nine Months 2011, we expect to generate overall full year statutory and GAAP combined ratios of approximately 108%, which include a catastrophe loss assumption of two points for the fourth quarter of 2011.  These combined ratios do not include any assumptions for additional reserve development, favorable or unfavorable.  Weighted average shares at year-end 2011 are expected to be approximately 55 million.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$323,696	297,004	9%		927,335	895,795	4%
NPE	292,363	293,225	-		869,421	884,134	(2)
Less:
Losses and loss expenses incurred	229,119	197,046	16		641,504	598,123	7
Net underwriting expenses incurred	101,520	95,477	6		290,611	290,837	-
Dividends to policyholders	1,056	728	45		3,803	2,867	33
Underwriting loss	$(39,332)	(26)	n/m	%	(66,497)	(7,693)	(764)%
GAAP Ratios:
Loss and loss expense ratio	78.4%	67.2	11.2	pts	73.8%	67.7	6.1	pts
Underwriting expense ratio	34.7	32.6	2.1		33.4	32.9	0.5
Dividends to policyholders ratio	0.4	0.2	0.2		0.4	0.3	0.1
Combined ratio	113.5	100.0	13.5		107.6	100.9	6.7
Statutory Ratios:
Loss and loss expense ratio	78.2	67.1	11.1		73.8	67.5	6.3
Underwriting expense ratio	32.1	32.4	(0.3)		32.4	32.7	(0.3)
Dividends to policyholders ratio	0.4	0.3	0.1		0.4	0.3	0.1
Combined ratio	110.7%	99.8	10.9	pts	106.6%	100.5	6.1	pts

•
NPW increased in both Third Quarter and Nine Months 2011 compared to the same periods last year.  This is the second quarter since the fourth quarter of 2007 that NPW increased compared to the prior year.  This increase is driven by improvements in audit and endorsement premium, coupled with the successful balance between retention and renewal pure price increases.  The following provides information on these premium drivers:

o
Audit and endorsement additional premium of $4.4 million and $3.5 million in Third Quarter and Nine Months 2011, respectively, compared to audit and endorsement return premium of $10.8 million and $42.5 million in Third Quarter and Nine Months 2010, respectively;

o	Commercial Lines renewal pure price increases were 2.7% in both Third Quarter and Nine Months 2011, compared to 2.8% and 3.1% in Third Quarter and Nine Months 2010;
o	Retention increased by two points, to 82%, in Third Quarter 2011 and one point, to 80%, in Nine Months 2011; and
o	In addition to the drivers above, due to our E & S renewal book acquisition this year, E & S premiums were $8.4 million in Third Quarter and Nine Months 2011.

NPW increases in Nine Months 2011 were partially offset by reductions in net renewals of $12.6 million, to $788.2 million, and reductions in direct new business premiums of $7.9 million, to $160.1 million.

•
NPE changes in Third Quarter and Nine Months 2011 compared to the Third Quarter and Nine Months 2010 are consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2011 as compared to the twelve-month period ended September 30, 2010.

•
The 11.2-point increase in the GAAP loss and loss expense ratio in Third Quarter 2011 compared to Third Quarter 2010 reflects an increase in catastrophe losses of $32.6 million, or 11.1 points, to $39.6 million in Third Quarter 2011.  Catastrophe losses in Third Quarter 2011 included $18.9 million, or 6.5 points, related to Hurricane Irene.

The 6.1-point increase in the GAAP loss and loss expense ratio in Nine Months 2011 compared to Nine Months 2010 reflects:
o	An increase in catastrophe losses of $34.6 million, or 4.1 points, in Nine Months 2011 of which 2.2 points was related to Hurricane Irene; and
o
Approximately $19 million, or 2.2 points, of favorable casualty prior year development in Nine Months 2011 compared to approximately $33 million, or 3.8 points, in Nine Months 2010.  For further detail regarding the development in Third Quarter and Nine Months 2011 and 2010 see the following lines of business discussions.

•
The increase in the GAAP underwriting expense ratio in Third Quarter 2011, compared to the same period last year, was driven by expenses associated with the purchase of the renewal rights E & S business.  These expenses, which amounted to $3.7 million, include $3.1 million in costs that are directly related to the acquisition and will not impact the ongoing results of this operation.  NPE to date have been minimal due to the timing of the acquisition and as a result negatively impacted the expense ratio during the quarter.

The following is a discussion of our most significant commercial lines of business:

General Liability

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$95,187	84,141	13%		274,422	257,188	7%
Statutory NPE	87,478	83,249	5		255,717	252,438	1
Statutory combined ratio	95.9%	99.1	(3.2	) pts	99.7%	95.1	4.6	pts
% of total statutory commercial NPW	29%	29			30%	29

We continue to see improvements in pricing in this line as our renewal pure price increase was 3.3% and 3.7% in Third Quarter and Nine Months 2011, respectively.  NPW increased in both Third Quarter and Nine Months 2011 driven by improvements in audit and endorsement premiums.  Additional audit and endorsement premiums amounted to $2.8 million in Third Quarter 2011 compared to return premium of $5.3 million in Third Quarter 2010.  On a year-to-date basis, audit and endorsement additional premium amounted to $0.6 million in Nine Months 2011, compared to return premium of $21.4 million in Nine Months 2010.

As of September 30, 2011, approximately 53% of our premium in this line is subject to audit.  At the end of the policy period, actual exposure units (usually sales or payroll) on policies with premium subject to audit are compared to beginning of period estimates and a return premium or additional premium transaction occurs.

The 3.2-point improvement in the statutory combined ratio for this line in Third Quarter 2011 compared to last year is primarily due to NPW increases that have more than outpaced increases in underwriting expenses.  While fixed underwriting expenses have remained relatively flat quarter on quarter, the improvement in audit and endorsement premiums have driven NPW higher in 2011, thus having a favorable impact on the combined ratio.  In addition, favorable prior year casualty development was $6 million in Third Quarter 2011 compared to $5 million in Third Quarter 2010.

The 4.6-point deterioration in the combined ratio for this line in Nine Months 2011 is driven by lower favorable development this year compared to last.  Prior year favorable development in Nine Months 2011 and 2010 was as follows:
•	2011: $9 million, or 3.7 points, driven by the 2005 through 2009 accident years partially offset by adverse development in the 2010 accident year;
•	2010: $24 million, or 9.6 points, driven by 2008 and prior accident years.
The decrease in the favorable development is partially offset by an increase in NPW during Nine Months 2011.

Workers Compensation

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$64,269	57,997	11%		198,742	187,540	6%
Statutory NPE	63,497	61,179	4		189,878	187,889	1
Statutory combined ratio	114.2%	130.2	(16.0	) pts	117.7%	124.4	(6.7	) pts
% of total statutory commercial NPW	20%	20			21%	21

In Third Quarter and Nine Months 2011, we experienced NPW increases, with renewal pure price increases of 3.6% and 3.4% for Third Quarter and Nine Months 2011, respectively.  The NPW increase included audit and endorsement additional premiums of $1.6 million and $3.5 million in Third Quarter and Nine Months 2011 compared to return premium of $4.9 million and $18.5 million in Third Quarter and Nine Months 2010, respectively.  In Nine Months 2011, these premium improvements were partially offset by net renewals that decreased 6%, or $10.0 million.

The 16.0-point improvement in the statutory combined ratio for this line in the quarter compared to last year reflects no casualty development in Third Quarter 2011 as compared to $13 million, or 21.6 points, of adverse casualty development in Third Quarter 2010 of which $10 million, or 16.7 points, was attributable to the current accident year.

Partially offsetting these improvements are increased loss costs in Third Quarter 2011 compared to Third Quarter 2010.

The 6.7-point improvement in the statutory combined ratio for this line in Nine Months 2011 compared to last year is attributable to reductions in adverse prior year development as follows:
•	2011: Adverse development of $7 million, or 3.7 points, driven by the 2010 accident year.
•	2010: Adverse development of $17 million, or 9.0 points, primarily associated with increased severity in the 2008 and 2009 accident years.

Commercial Automobile

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$76,031	75,425	1%		220,500	223,680	(1	) %
Statutory NPE	70,173	73,440	(4)		209,042	220,932	(5)
Statutory combined ratio	95.9%	83.3	12.6	pts	93.5%	87.4	6.1	pts
% of total statutory commercial NPW	23%	26			24%	25

Statutory NPW were relatively flat in Third Quarter and Nine Months 2011 compared to last year, while NPE for the same periods decreased by 4% and 5%, respectively.  The NPE decreases reflect the economic factors that continued to put pressure on NPW as exposure levels declined in 2010.

The increase in the statutory combined ratio for this line was primarily driven by lower favorable casualty prior year development in Third Quarter and Nine Months 2011 compared to Third Quarter and Nine Months 2010.  Prior year favorable casualty development was as follows:
o	2011: $2 million, or 2.9 points, in Third Quarter driven by the 2009 accident year and $10 million, or 4.8 points, in Nine Months driven by accident years 2006 through 2010; and
o
2010:  $11 million, or 14.3 points, in Third Quarter due to lower than anticipated severity primarily in the 2008 and 2009 accident years and $27 million, or 12.2 points, in Nine Months, due to lower than anticipated severity primarily in the 2005 through 2009 accident years.

Commercial Property

	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points

Statutory NPW	$55,725	53,764	4%		153,105	153,405	-%
Statutory NPE	48,051	49,558	(3)		144,121	150,188	(4)
Statutory combined ratio	148.1%	90.2	57.9	pts	121.8%	96.3	25.5	pts
% of total statutory commercial NPW	17%	18			17%	17

NPW for this line of business increased in Third Quarter 2011 due to the following:
o	An increase in new business of 18%, or $1.7 million, to $11.0 million; and
o	An increase in net renewals of 3%, or $1.8 million, to $55.1 million.

The increase in the statutory combined ratio for this line was driven by the following:
o	An increase in catastrophe losses of $26.6 million, or 55.6 points, to $32.1 million in Third Quarter 2011 and $27.6 million, or 20.0 points, to $57.0 million in Nine Months 2011; and
o	An increase in non-catastrophe property losses of $4.9 million, or 4.9 points, to $57.7 million in Nine Months 2011.

Personal Lines

Personal Lines	Quarter ended		Change		Nine Months ended		Change
	September 30,		% or		September 30,		% or
($ in thousands)	2011	2010	Points		2011	2010	Points
GAAP Insurance Operations Results:
NPW	$73,136	70,110	4%		205,835	192,934	7%
NPE	66,600	61,484	8		196,465	178,967	10
Less:
Losses and loss expenses incurred	76,839	47,973	60		188,215	141,019	33
Net underwriting expenses incurred	18,553	17,418	7		53,643	51,954	3
Underwriting loss	$(28,792)	(3,907)	(637)%		(45,393)	(14,006)	(224)%
GAAP Ratios:
Loss and loss expense ratio	115.4%	78.0	37.4	pts	95.8%	78.8	17.0	pts
Underwriting expense ratio	27.8	28.4	(0.6)		27.3	29.0	(1.7)
Combined ratio	143.2	106.4	36.8		123.1	107.8	15.3
Statutory Ratios:
Loss and loss expense ratio	115.2	78.0	37.2		95.7	78.8	16.9
Underwriting expense ratio	26.2	25.2	1.0		27.1	27.1	-
Combined ratio	141.4%	103.2	38.2	pts	122.8%	105.9	16.9	pts

•
NPW increased in Third Quarter and Nine Months 2011 compared to Third Quarter and Nine Months 2010 primarily due to increases in net renewal direct premium written (“DPW”) of $7.5 million, or 14%, to $62.4 million, in Third Quarter 2011 and $22.3 million, or 15%, to $172.5 million in Nine Months 2011, which were driven by:

o	Rate increases, 26 of which are 5% or more, that went into effect across our Personal Lines footprint during Nine Months 2011; and
o	Increases in policy retention of two points in Third Quarter 2011, to 87%, and one point in Nine Months 2011, to 86%.

These increases were partially offset by reductions in new business premiums of $3.7 million, or 22%, to $12.8 million in Third Quarter 2011 and $8.1 million, or 17%, to $38.8 million in Nine Months 2011.

•
NPE increases in Third Quarter and Nine Months 2011, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended September 30, 2011 as compared to the 12-month period ended September 30, 2010.

•
The 37.4-point increase in the GAAP loss and loss expense ratio in Third Quarter 2011 compared to Third Quarter 2010 was primarily attributable to increases in both catastrophe and non-catastrophe property losses.  Catastrophe losses increased by $22.9 million, or 33.8 points, to $27.9 million, and non-catastrophe property losses increased $7.9 million, or 9.5 points, to $26.9 million.  Hurricane Irene accounted for $21.5 million, or 32.2 points, of the Third Quarter 2011 catastrophe losses.  Partially offsetting these losses were claims handling fees earned on our flood book of business that increased $4.2 million, or 6.2 points, to $4.9 million in Third Quarter 2011.  These claims handling fees reflect the significant flooding activity during the quarter throughout the Northeast and Mid-Atlantic states.

The 17.0-point increase in the GAAP loss and loss expense ratio in Nine Months 2011 compared to Nine Months 2010 was primarily attributable to an increase in property losses of $44.5 million, or 19.2 points, which included an increase in catastrophe losses of $25.6 million, or 12.2 points.  During Nine Months 2011, 62 large non-catastrophe property claims (more than $100,000) amounted to $19.3 million, compared to $10.2 million from 35 large non-catastrophe property claims for Nine Months 2010.  Partially offsetting these losses were claims handling fees earned on our flood book of business that increased $4.1 million, or 2.0 points, to $6.4 million in Nine Months 2011 compared to the same period last year.

•
The decrease in the GAAP underwriting expense ratio in Third Quarter and Nine Months 2011 reflects the impact of premiums outpacing expenses last year.  On a statutory basis, the impact of this trend is recognized immediately in the expense ratio while, on a GAAP basis, the impact is recognized over a longer period.

Given the substantial growth in our Personal Lines operations, as of September 30, 2011, 49% of our business was two years old or less.  Policies in this age category have traditionally run at a higher loss ratio than the overall book of business.  As the book matures, we expect to experience an improvement in loss ratios in this book of business.  In addition, we continue to work on improving the profitability of our Personal Lines operations and are doing so through a multi-faceted approach consisting of the following:
•
Continuing to achieve rate increases across our footprint states.  The rate increases we anticipate obtaining in 2011 are expected to generate approximately $18 million in annual premium, of which $15.5 million results from the rate increases achieved in Nine Months 2011.  Renewal pure price increases of 5.9% and 6.3% were obtained in Third Quarter and Nine Months 2011, respectively;

•	Continuing to balance rate increases with retention. Despite the increases we have been able to achieve to our rates over the past several years, policy retention continues to be positive at 87%; and
•
Improving the quality of our Personal Lines core book of business by focusing on low-frequency and high retention accounts.  In addition, we will continue to review our underwriting guidelines and coverage options to improve the quality of our homeowners book of business and implement changes when appropriate, including, but not limited to, higher deductibles to achieve better cost sharing with the property owners.

Reinsurance
On February 28, 2011, Risk Management Solutions, Inc. (“RMS”), one of the leaders in catastrophe modeling, launched a new version of its US Hurricane Model.  The RMS v. 11.0 model incorporates increased vulnerability of construction assumptions and increases to wind hazards further inland.  Reinsurance brokers indicate that the RMS version change created significant increases in modeled losses across portfolios with different geographic and business mix attributes.  The modeled results of our portfolio indicate increases in modeled losses of between 70%-100% of the RMS v. 9 model results.  Below is a summary of the largest 4 actual hurricane losses that we experienced in the past 20 years:

Hurricane Name	Actual Loss ($ in millions)		Accident Year
Hurricane Irene	$48.1	[1]	2011
Hurricane Hugo	26.0		1989
Hurricane Floyd	14.5		1999
Hurricane Isabel	13.4		2003

1 This amount represents reported and unreported gross losses estimated as of September 30, 2011.

We view catastrophe modeling as an important tool in our management of aggregation risk.  The significant shift of the results created by the latest update to the RMS model, as well as the differences in the modeled losses for the same portfolio between RMS and AIR Worldwide (“AIR”) hurricane models, demonstrates the limitations of available models.  We therefore use these models to gauge the general direction of change in our risk profile rather than a precise risk indicator.  Modeling results are an important part of the determination of the amount of reinsurance we seek to purchase to transfer some of our catastrophic risk.  As a result of our blended view of RMS’s v. 11.0 and AIR v. 12, on April 22, 2011 we purchased an additional $75 million layer of catastrophe coverage.  This brings our catastrophe excess of loss program to $435 million in excess of a $40 million retention.

The following table presents modeled hurricane losses on a near-term basis from:  (i) RMS’s v. 9.0; (ii) RMS’s v. 11.0; and (iii) AIR v. 12.  These projections are based on the Insurance Subsidiaries’ property book of business as of July 2010:
($ in thousands)	RMS v. 9.0			RMS v. 11.0			AIR v. 12
Occurrence Exceedence Probability[3]	Gross Losses RMS v.9.0	Net Losses[1]	Net Losses as a Percent of Equity[2]	Gross Losses RMS v.11.0	Net Losses[1]	Net Losses as a Percent of Equity[2]	Gross Losses AIR v.12	Net Losses[1]	Net Losses as a Percent of Equity[2]

4.0% (1 in 25 year event)	$58,201	27,675	3%	$113,995	33,038	3%	$97,588	31,300	3%
2.0% (1 in 50 year event)	121,799	33,883	3	230,242	43,926	4	168,590	38,951	4
1.0% (1 in 100 year event)	228,213	43,820	4	412,597	54,642	5	284,973	46,771	4
0.4% (1 in 250 year event)	457,873	61,438	6	784,332	265,074	24	573,510	128,041	12

1 Losses are after tax, based on total reinsurance program of $435 million in excess of $40 million retention and includes applicable reinstatement premium.
2 Equity as of September 30, 2011.
3 Current catastrophe excess of loss program exhausts at 1 in 153 year event with corresponding net losses to equity of 6% based on blended model results.  The blended model results for a 1 in 250 year event corresponds to net losses equal to 18% of equity.

We successfully completed negotiations of our July 1, 2011 excess of loss treaties with highlights as follows:

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

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) was renewed with substantially the same terms as the expiring treaty providing the following per occurrence coverage:
•	The first layer now provides coverage for 100% of up to $3.0 million in excess of a $2.0 million retention, compared to 85% coverage in the expiring treaty.
•	The next five layers provide coverage for 100% of up to $85.0 million in excess of a $5.0 million retention.
•
Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.  Annual aggregate terrorism limits increased to $201.0 million, from $198.8 million, due to the increased participation on the first layer.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios.  The primary return objective of the fixed maturity portfolio is to maximize after-tax investment yield and income while balancing risk.  A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices.  Within the equity portfolio, the dividend yield strategy is designed to generate consistent dividend income while maintaining a minimal tracking error to the S&P 500 Index.  Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices.  Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle.  The return objective for other investments, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	September 30, 2011	December 31, 2010	Change

Total invested assets	$4,062,766	3,925,722	3%
Unrealized gain – before tax	118,185	82,874	43
Unrealized gain – after tax	76,820	53,867	43

Our investment portfolio totaled $4.1 billion at September 30, 2011, an increase of 3% compared to December 31, 2010.  This increase was driven primarily by:  (i) cash flows generated from our Insurance Operations; and (ii) increased valuations on securities in our available-for-sale (“AFS”) portfolio.  The unrealized gain position on the AFS portfolio increased by $43.6 million on a pre-tax basis, from December 31, 2010 to $112.0 million, as of September 30, 2011.

The breakdown of our investment portfolio, which generally remained unchanged from December 31, 2010, is as follows:

	September 30,	December 31,
	2011	2010
U.S. government obligations	9%	11%
Foreign government obligations	1	1
State and municipal obligations	32	36
Corporate securities	29	27
Mortgage-backed securities (“MBS”)	16	14
Asset-backed securities (“ABS”)	2	2
Total fixed maturity securities	89	91

Equity securities	4	2
Short-term investments	4	4
Other investments	3	3
Total	100%	100%

We structure our portfolio conservatively with a focus on:  (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital.  We believe that we have a high quality and liquid investment portfolio.  The average duration of the fixed maturity securities portfolio as of September 30, 2011, including short-term investments, was 3.2 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years.  The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk.  We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.  We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation.

The weighted average credit rating on our fixed maturity portfolio migrated to AA- as of September 30, 2011, from AA last quarter.  This slight rating deterioration is the result of the S&P downgrade of U.S. sovereign debt in August 2011.  In addition, general economic conditions and our recent heavier allocation to investment-grade corporate bonds affected our portfolio’s rating.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	September 30,	December 31,
Security Rating	2011	2010
Aaa/AAA	16%	42%
Aa/AA	53	28
A/A	22	21
Baa/BBB	8	8
Ba/BB or below	1	1
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$380.0	21.9	AA+	320.5	8.1	AAA
Foreign government obligations	32.9	1.3	AA	19.0	-	AA
State and municipal obligations	561.5	37.3	AA+	533.9	21.9	AA+
Corporate securities	1,125.6	40.5	A	993.7	19.9	A
MBS	593.6	22.0	AA	426.9	6.7	AA+
ABS	78.7	0.3	AAA	48.7	0.2	AAA
Total AFS fixed maturity portfolio	$2,772.3	123.3	AA-	2,342.7	56.8	AA

State and Municipal Obligations:
General obligations	$296.8	21.3	AA+	289.6	11.1	AA+
Special revenue obligations	264.7	16.0	AA	244.3	10.8	AA
Total state and municipal obligations	$561.5	37.3	AA+	533.9	21.9	AA+

Corporate Securities:
Financial	$349.0	3.7	A+	289.9	4.5	A+
Industrials	82.0	5.7	A-	77.0	3.6	A-
Utilities	68.9	2.7	BBB+	56.5	0.2	BBB+
Consumer discretion	98.0	3.7	A-	98.9	1.1	A-
Consumer staples	125.6	6.2	A	101.6	2.1	A-
Healthcare	149.0	9.7	AA-	138.0	4.1	AA-
Materials	52.7	1.2	A-	57.0	0.8	A-
Energy	64.5	2.8	A-	49.5	1.2	A
Information technology	74.0	2.2	A+	51.5	0.4	A+
Telecommunications services	46.3	1.1	BBB+	50.5	0.2	A-
Other	15.6	1.5	AA+	23.3	1.7	AA+
Total corporate securities	$1,125.6	40.5	A	993.7	19.9	A

MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$78.0	5.8	AA+	71.9	3.3	AAA
Non-agency CMBS	34.9	(0.3)	A	32.6	(2.1)	A-
Government guaranteed agency residential MBS (“RMBS”)	101.3	5.5	AA+	91.1	3.0	AAA
Other agency RMBS	336.8	11.6	AA+	183.6	3.8	AAA
Non-agency RMBS	34.6	(0.6)	BBB-	38.3	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	8.0	-	AA+	9.4	(0.3)	AAA
Total MBS	$593.6	22.0	AA	426.9	6.7	AA+

ABS:
ABS	$77.6	1.3	AAA	47.8	0.2	AAA
Alt-A ABS[3]	0.4	(1.0)	D	-	-	-
Sub-prime ABS[2,3]	0.7	-	D	0.9	-	D
Total ABS	$78.7	0.3	AAA	48.7	0.2	AAA

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3 Alt-A ABS and subprime ABS each consist of one security that is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at September 30, 2011 and December 31, 2010:

September 30, 2011					Total
			Unrecognized	Unrealized	Unrealized/	Average
	Fair	Carry	Holding Gain	Gain (Loss) in	Unrecognized	Credit
($ in millions)	Value	Value	(Loss)	AOCI	Gain (Loss)	Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	777.8	745.0	32.8	15.7	48.5	AA
Corporate securities	72.2	64.5	7.7	(2.6)	5.1	A
MBS	37.6	30.9	6.7	(5.6)	1.1	AA
ABS	8.3	6.8	1.5	(1.6)	(0.1)	A
Total HTM portfolio	$901.4	852.8	48.6	6.2	54.8	AA

State and Municipal Obligations:
General obligations	$235.4	226.0	9.4	7.4	16.8	AA
Special revenue obligations	542.4	519.0	23.4	8.3	31.7	AA
Total state and municipal obligations	$777.8	745.0	32.8	15.7	48.5	AA

Corporate Securities:
Financial	$20.8	18.3	2.5	(1.7)	0.8	A-
Industrials	20.5	17.7	2.8	(0.8)	2.0	A
Utilities	17.8	15.9	1.9	(0.1)	1.8	A
Consumer discretion	5.8	5.7	0.1	0.1	0.2	AA-
Consumer staples	5.2	5.0	0.2	-	0.2	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB
Total corporate securities	$72.2	64.5	7.7	(2.6)	5.1	A

MBS:
Non-agency CMBS	$37.5	30.8	6.7	(5.6)	1.1	AA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$37.6	30.9	6.7	(5.6)	1.1	AA

ABS:
ABS	$6.0	5.2	0.8	(0.6)	0.2	BBB+
Alt-A ABS	2.3	1.6	0.7	(1.0)	(0.3)	AAA
Total ABS	$8.3	6.8	1.5	(1.6)	(0.1)	A

December 31, 2010					Total
					Unrealized/	Average
	Fair	Carry	Unrecognized	Unrealized Gain	Unrecognized	Credit
($ in millions)	Value	Value	Holding Gain	(Loss) in AOCI	Gain (Loss)	Quality
HTM Portfolio:
U.S. government obligations[1]	$103.1	98.1	5.0	4.7	9.7	AAA
Foreign government obligations	5.6	5.6	-	0.3	0.3	AA+
State and municipal obligations	912.3	896.6	15.7	22.2	37.9	AA
Corporate securities	82.1	72.7	9.4	(4.0)	5.4	A-
MBS	141.3	130.8	10.5	(6.3)	4.2	AAA
ABS	11.9	10.5	1.4	(2.4)	(1.0)	A
Total HTM portfolio	$1,256.3	1,214.3	42.0	14.5	56.5	AA

State and Municipal Obligations:
General obligations	$240.3	236.8	3.5	9.7	13.2	AA
Special revenue obligations	672.0	659.8	12.2	12.5	24.7	AA
Total state and municipal obligations	$912.3	896.6	15.7	22.2	37.9	AA

Corporate Securities:
Financial	$23.5	20.0	3.5	(2.5)	1.0	A-
Industrials	22.8	19.4	3.4	(1.2)	2.2	A
Utilities	16.9	16.1	0.8	(0.1)	0.7	BBB
Consumer discretion	7.7	7.1	0.6	0.2	0.8	AA-
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.7	3.3	0.4	(0.2)	0.2	BB+
Total corporate securities	$82.1	72.7	9.4	(4.0)	5.4	A-

MBS
Government guaranteed agency CMBS	$9.2	8.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AAA
Non-agency CMBS	42.1	35.0	7.1	(7.4)	(0.3)	AA+
Government guaranteed agency RMBS	4.5	4.0	0.5	(0.1)	0.4	AAA
Other agency RMBS	81.8	79.2	2.6	1.2	3.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$141.3	130.8	10.5	(6.3)	4.2	AAA

ABS:
ABS	$9.1	8.0	1.1	(0.9)	0.2	A-
Alt-A ABS	2.8	2.5	0.3	(1.5)	(1.2)	AA-
Total ABS	$11.9	10.5	1.4	(2.4)	(1.0)	A

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

A portion of our AFS and HTM municipal bonds contain insurance enhancements.  The following table provides information regarding these insurance-enhanced securities as of September 30, 2011:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$345,014	AA-	A+
Assured Guaranty	228,633	AA+	A
Ambac Financial Group, Inc.	91,727	AA-	AA-
Other	20,716	AA	A
Total	$686,090	AA	A+

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at September 30, 2011:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$85,274	1,090	59,322	145,686	AA+
Washington	46,120	-	38,468	84,588	AA
Arizona	6,984	-	66,671	73,655	AA
North Carolina	24,328	22,846	23,975	71,149	AA+
New York	-	-	68,107	68,107	AA+
Florida	-	-	58,817	58,817	AA-
Ohio	13,699	7,327	32,973	53,999	AA+
Minnesota	5,097	41,540	6,435	53,072	AA+
Illinois	20,310	-	28,414	48,724	AA-
Colorado	29,005	1,830	17,191	48,026	AA-
Other	120,598	76,921	367,017	564,536	AA
	351,415	151,554	767,390	1,270,359	AA
Advanced refunded/escrowed to maturity bonds	23,988	5,338	39,656	68,982	AA+
Total	$375,403	156,892	807,046	1,339,341	AA

There has recently been widespread concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures.  This has led to speculation about potential fallout on the municipal bond market.  Overall, we are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio, but we closely monitor our exposure, particularly in light of the changing landscape for municipalities.  In addition, we have not reinvested proceeds of maturities and calls into this sector.  As a result, municipal bonds as a percentage of invested assets have declined to 32% from 38% a year ago.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 38% maturing within three years and another 36% maturing between three and five years.  The weightings of the municipal bond portfolio are:  60% of high-quality revenue bonds that have dedicated revenue streams, 28% of local general obligation bonds, and 12% of state general obligation bonds.  In addition, approximately 5% of the municipal bond portfolio has been refunded in advance.  Our largest state exposure is to Texas, at 11% excluding the impact of advanced refunded bonds.  Of the $85 million in local Texas general obligation bonds, $41 million represents investments in Texas Permanent School Fund bonds, which are considered to be lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2010. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2010 Annual Report.

As of September 30, 2011, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			September 30, 2011
	Carrying Value		Remaining
($ in thousands)	September 30, 2011	December 31, 2010	Commitment
Alternative Investments:
Energy/power generation	$30,792	35,560	10,296
Secondary private equity	29,077	26,709	11,047
Private equity	21,067	21,601	6,637
Distressed debt	19,285	20,432	3,169
Real estate	14,033	14,192	10,602
Mezzanine financing	9,993	10,230	15,910
Venture capital	7,909	6,386	900
Total alternative investments	132,156	135,110	58,561
Other securities	3,404	2,755	2,096
Total other investments	$135,560	137,865	60,657

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $60.7 million in these alternative and other investments through commitments that currently expire at various dates through 2022.  For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2011	2010	2011	2010
Fixed maturity securities	$31,960	31,741	97,835	97,914
Equity securities	1,197	347	2,299	1,279
Short-term investments	28	134	123	367
Other investments	4,494	2,400	24,082	11,216
Investment expenses	(1,893)	(1,636)	(5,735)	(6,539)
Net investment income earned – before tax	35,786	32,986	118,604	104,237
Net investment income tax expense	8,810	7,681	30,083	24,179
Net investment income earned – after tax	$26,976	25,305	88,521	80,058

Effective tax rate on net investment income	24.6%	23.3	25.4%	23.2
Annual after-tax yield on fixed maturity securities			2.7	2.8
Annual after-tax yield on investment portfolio			3.0	2.8

Net investment income, before tax, increased by $2.8 million for Third Quarter 2011 and $14.4 million for Nine Months 2011 compared to the prior year periods.  These increases were primarily driven by income from our alternative investments within our investment portfolio.  Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.  The following table illustrates income by strategy for these partnerships:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2011	2010	2011	2010
Energy/power generation	$1,760	409	7,599	3,440
Private equity	1,640	543	5,398	1,350
Secondary private equity	1,179	240	5,895	3,924
Distressed debt	(153)	472	1,241	1,195
Real estate	35	303	1,485	(2,056)
Venture capital	125	15	1,448	263
Mezzanine financing	(133)	377	928	3,006
Other	41	41	88	94
Total other investment income	$4,494	2,400	24,082	11,216

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income.  The components of net realized gains were as follows:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
HTM fixed maturity securities
Gains	$-	123	9	535
Losses	(200)	(296)	(522)	(746)
AFS fixed maturity securities
Gains	698	2,961	3,052	7,743
Losses	(5)	(15)	(12)	(7,604)
AFS equity securities
Gains	5	912	6,676	15,086
Losses	-	(821)	-	(1,054)
Total other net realized investment gains	498	2,864	9,203	13,960
Total OTTI charges recognized in earnings	(2,543)	(2,807)	(3,342)	(17,231)
Total net realized gains (losses)	$(2,045)	57	5,861	(3,271)

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

There were no securities sold at a loss during Third Quarter 2011 and Nine Months 2011.  The following tables present the period of time that securities sold at a loss in Third Quarter 2010 and Nine Months 2010 were continuously in an unrealized loss position prior to sale:

Period of Time in an	Quarter ended
Unrealized Loss Position	September 30, 2010
	Fair
	Value on	Realized
($ in thousands)	Sale Date	Loss
Equities:
0 – 6 months	$6,326	332
7 – 12 months	3,173	489
Total equity securities	9,499	821
Total	$9,499	821

Period of Time in an	Nine Months ended
Unrealized Loss Position	September 30, 2010
	Fair
	Value on	Realized
($ in thousands)	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463
7 – 12 months	-	-
Greater than 12 months	10,257	7,098
Total fixed maturities	21,719	7,561
Equities:
0 – 6 months	10,454	565
7 – 12 months	3,173	489
Total equity securities	13,627	1,054
Total other investments	-	-
Total	$35,346	8,615

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

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
HTM securities
ABS	$-	-	-	31
CMBS	-	90	-	4,215
RMBS	-	102	-	419
Total HTM securities	-	192	-	4,665

AFS securities
Obligations of state and political subdivisions	-	-	17	-
Corporate securities	-	-	244	-
ABS	50	-	50	-
CMBS	132	781	604	2,153
RMBS	49	9	115	7,916
Total fixed maturity AFS securities	231	790	1,030	10,069
Equity securities	2,312	1,825	2,312	2,497
Total AFS securities	2,543	2,615	3,342	12,566

Total OTTI charges recognized in earnings	$2,543	2,807	3,342	17,231

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

Unrealized/Unrecognized Gains and Losses

The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
Obligations of states and political subdivisions	2,127	(1)	1,887	(44)
Corporate securities	182,536	(4,898)	6,739	(636)
ABS	6,202	(9)	1,144	(1,072)
CMBS	6,371	(60)	10,050	(1,240)
RMBS	28,893	(490)	11,781	(960)
Total fixed maturity securities	226,129	(5,458)	31,601	(3,952)
Equity securities	85,918	(18,004)	-	-
Subtotal	$312,047	(23,462)	31,601	(3,952)

	Less than 12 months			12 months or longer
			Unrecognized			Unrecognized
($ in thousands)	Fair Value	Unrealized Losses[1]	Gains (Losses)[3]	Fair Value	Unrealized Losses[1]	Gains (Losses)[3]
HTM securities
Obligations of states and political subdivisions	$3,929	(192)	178	10,072	(551)	343
ABS	-	-	-	2,830	(1,060)	762
CMBS	14,315	(596)	575	6,529	(3,348)	1,016
RMBS	-	-	-	108	(38)	14
Subtotal	$18,244	(788)	753	19,539	(4,997)	2,135

Total AFS and HTM	$330,291	(24,250)	753	51,140	(8,949)	2,135

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies[2]	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
($ in thousands)	Fair Value	(Losses) Gains[1]	Gains (Losses)[3]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[3]
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

[1]
Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.
[3]
Unrecognized holding gains/(losses) represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

At September 30, 2011 we had 139 equity securities in an aggregate unrealized loss position of $18.0 million.  These securities, which we purchased as part of our high-dividend yield equities strategy earlier in the year, have all been in an unrealized loss position for less than six months, generally driven by market volatility in the equity markets over the past two months.  Unrealized losses on our fixed maturity portfolio improved by $9.3 million, primarily in the less than 12 months category, compared to December 31, 2010.

The following table provides information regarding securities in an unrealized loss position as of September 30, 2011 and December 31, 2010:

($ in thousands)
September 30, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
188	80% - 99%	$16,142	193	80% - 99%	$16,310
64	60% - 79%	9,554	2	60% - 79%	1,125
11	40% - 59%	2,963	2	40% - 59%	2,160
3	20% - 39%	1,652	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$30,311			$21,557

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

Contractual Maturities
The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at September 30, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$21,337	20,651
Due after one year through five years	174,867	169,973
Due after five years through ten years	63,035	60,965
Due after ten years	7,902	6,141
Total	$267,141	257,730

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at September 30, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$19,899	19,515
Due after one year through five years	17,938	15,631
Due after five years through ten years	2,524	2,343
Due after ten years	319	294
Total	$40,680	37,783

Investments Outlook
The slow pace of economic recovery in 2011 continues with second quarter real Gross Domestic Product (“GDP”) revised to 1.3% year over year.  The sluggish labor market was reflected in the Bureau of Labor Statistics report that the September 2011 unemployment rate was 9.1%, with 7 of the first 9 months of the year at 9% or greater.  We continue to be concerned about the European sovereign debt crisis, slowing global growth, commodity prices, domestic housing market overhang, and inflation expectations.  Volatility in the equity and bond markets reflects these concerns.  The Federal Reserve continues to maintain an accommodative monetary policy and the Federal Open Market Committee’s recent implementation of  “Operation Twist” is intended to keep long-term interest rates at historically low levels.  Yields have continued to decline over the past few months and remain a challenge for the fixed income portfolio as the yield on maturing securities is higher than the yield available on new investments with similar credit quality.  If current conditions persist, the overall yield on our bond portfolio is expected to continue its decline.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high-quality instruments, including additions to investment grade corporate bonds with diversified maturities to manage incremental interest rate risk, and may opportunistically invest in below investment grade fixed income securities to take advantage of risk adjusted return opportunities.

As mentioned previously, we have allocated assets to a high dividend yield equities strategy, which is expected to improve diversification of our equity portfolio and provide additional yield while maintaining our allocation to the domestic equities market.  This strategy is relatively sector-neutral and provides attractive current income yields.

Our current outlook for alternative investments remains positive and private markets continue to offer attractive risk adjusted returns.

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended		Nine Months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Federal income (benefit) expense from continuing operations	$(21.3)	3.2	(16.2)	7.0
Effective tax rate	52%	15	137	13

The decreases in Third Quarter and Nine Months 2011 were primarily due to an increase in underwriting losses as compared to the prior year, partially offset by increases in net investment income.  For a reconciliation of the federal corporate tax rate to our effective tax rate, see Note 10. “Federal Income Taxes” in Item 1. “Financial Statements” of this Form 10-Q.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations.  Our cash and short-term investment position was $163 million at September 30, 2011, primarily comprised of $54 million at Selective Insurance Group, Inc. (the “Parent”) and $109 million at the Insurance Subsidiaries.  As we continually evaluate our liquidity levels, our cash and short-term position increased in the quarter, by $20 million, to provide the additional liquidity that we anticipate will be needed to pay claims in the fourth quarter of 2011 related to the historic levels of catastrophe losses that we incurred during Third Quarter 2011.  Short-term investments are maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

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

We currently anticipate the Insurance Subsidiaries paying approximately $63 million of dividends to the Parent in 2011, of which $46 million was paid through Third Quarter 2011, compared to our allowable ordinary maximum dividend amount of approximately $110 million.  Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31.  Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.  For additional information regarding dividend restrictions, refer to Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

The Indiana Subsidiaries are members in the Federal Home Loan Bank of Indianapolis (“FHLBI”), which provides these companies with access to additional liquidity.  The Indiana Subsidiaries’ aggregate investment of $0.8 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates.  The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.  For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.”  All borrowings from FHLBI are required to be secured by certain investments.  The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent.  At September 30, 2011, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $13 million in fixed rate borrowings after pledging the required collateral.  These funds have been loaned to the Parent under the approved lending agreements.  For additional information regarding the required collateral, refer to Note 6. “Investments” of this Form 10-Q.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid.  The period of the float can extend over many years.  Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business.  The duration of the fixed maturity securities portfolio, including short-term investments, was 3.2 years as of September 30, 2011, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years.  In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties.  This Line of Credit, which is not used in our daily cash management, provides the Parent an additional source of short-term liquidity, if needed.  The interest rate on our Line of Credit varies and is based on the Parent’s debt ratings.  The Line of Credit expires on June 13, 2014.  There were no balances outstanding under this credit facility as of September 30, 2011 or at any time during 2011.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2011	Actual as of September 30, 2011
Consolidated net worth	$0.8 billion	$1.1 billion
Statutory surplus	Not less than $750 million	$1.0 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	17.9%
A.M. Best financial strength rating	Minimum of A-	A+
1 Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth.  At September 30, 2011, we had statutory surplus of approximately $1.0 billion and GAAP stockholders’ equity of approximately $1.1 billion.  We had total debt of $262 million at September 30, 2011, which equates to a debt-to-capital ratio of approximately 19.4%.

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

Book value per share increased to $20.04 as of September 30, 2011, from $19.95 as of December 31, 2010, primarily driven by:  (i) an increase in unrealized gains on our investment portfolio, which led to an increase in book value of $0.42; and (ii) net income, which led to an increase in book value per share of $0.07.  Partially offsetting this increase was the impact of dividends paid to our stockholders, which resulted in a decrease in book value per share of $0.39.

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

Our ratings by other major rating agencies are as follows:
•
Standard & Poor’s (“S&P”) Insurance Rating Services –S&P cites our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling and agency interface technology, strong financial flexibility, and strong capital adequacy in support of our “A” financial strength rating and outlook of stable.

•
Moody’s Investor Service – Our financial strength rating of “A2” and outlook of stable was reaffirmed in the first quarter of 2011.  Moody’s cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage.  Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

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

Off-Balance Sheet Arrangements
At September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2010.  We expect to have the capacity to repay and/or refinance these obligations as they come due.

At September 30, 2011, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $60.7 million in alternative investments.  There is no certainty that such additional investment will be required.  We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value.  We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2010 Annual Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2010 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are:  (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter or Nine Months 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent credit downgrade of United States long-term sovereign debt by S&P, in addition to a potential downgrade of the United States credit rating, could have a material adverse effect on our business, financial condition, and results of operations.

On August 5, 2011, S&P reduced its long-term assessment of the United States sovereign debt to AA+, which marked the first time in nearly 70 years that the credit rating was not AAA.  Moody’s and Fitch have not yet made any reductions on their ratings of the United States long-term sovereign debt, but continue to include it on their watchlists.  The downgrade has triggered significant volatility in the financial markets in the final two months of Third Quarter 2011.  We cannot estimate the ultimate impact of the downgrade of the sovereign debt or any further credit downgrades of the United States Treasury.  A further downgrade or the failure of the United States Treasury to maintain its AAA rating with S&P could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In addition, lenders and/or regulators may require future changes in capital requirements.  In turn, this could have a material adverse effect on our business, financial condition, and results of operations.  In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio.  Our investment portfolio, which is described in Note 6. “Investments” of Item 1. “Financial Statements” of this Form 10-Q, was comprised of non-fixed income securities with a carrying value of $437.6 million and fixed income securities with a carrying value of $3.6 billion at September 30, 2011.  Our fixed income securities portfolio included $380.0 million of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, and $1.3 billion of obligations of states, municipalities, and political subdivisions as of September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of the Parent’s common stock in Third Quarter 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Announced Programs	Programs
July 1– 31, 2011	-	$-	-	-
August 1 – 31, 2011	-	-	-	-
September 1 – 30, 2011	763	14.28	-	-
Total	763	$14.28	-	-

[1]
During Third Quarter 2011, 763 shares were purchased from employees in connection with the vesting of restricted stock units.  These repurchases were made to satisfy tax withholding obligations with respect to those employees.  These shares were not purchased as part of any publicly announced program.  The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Parent’s 2005 Omnibus Stock Plan.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.
* 10.1	Employment Agreement between Selective Insurance Company of America and Amy Carver, dated as of October 24, 2011
* 10.2	Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010.
* 10.2a	Amendment No. 1 to Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010, dated September 16, 2011.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of Selective Insurance Group, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).
* 32.1	Certification of Chief Executive Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer of Selective Insurance Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*   Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 27, 2011
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 27, 2011
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)